Form 10-Q
period 1995-03-31
HANGER ORTHOPEDIC GROUP INC
filed 1995-05-08
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1995
                               -----------
                                   OR

 _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from__________to___________

                       Commission file number 1-10670

                        HANGER ORTHOPEDIC GROUP, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                84-0904275
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                  7700 Old Georgetown Road, Bethesda, MD 20814
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:
                             (301) 986-0701


Former name, former address and former fiscal year, if changed since last report.

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No __.


        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1995; 8,290,544 shares of common stock, $.01 par value per share.

                       HANGER ORTHOPEDIC GROUP, INC.

                                 INDEX

                                                                     Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

Consolidated Balance Sheets - March 31, 1995
    (unaudited) and December 31, 1994                                    2

Consolidated Statements of Operations for the three
    months ended March 31, 1995 and 1994 (unaudited)                     4

Consolidated Statements of Cash Flows for the three
    months ended March 31, 1995 and 1994 (unaudited)                     5

Notes to Consolidated Financial Statements                               7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                              13

                       HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS


                                              March 31,          December 31,
                                                1995                 1994
                                             (unaudited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                $     853,253         $  1,048,381
 Accounts receivable less allowances for
  doubtful accounts of $1,041,000 and
  $975,000 in 1995 and 1994, respectively    12,008,411            12,392,843
 Inventories                                  9,806,559             9,465,186
 Prepaid expenses and other assets            1,400,891             1,149,026
 Deferred income taxes                        1,264,790             1,264,790
                                            ------------          ------------
 Total current assets                        25,333,904            25,320,226
                                            ------------          ------------

PROPERTY, PLANT AND EQUIPMENT
 Land                                         2,991,245             2,991,245
 Buildings                                    2,473,014             2,288,357
 Machinery and equipment                      3,311,302             3,232,442
 Furniture and fixtures                       1,551,802             1,526,237
 Leasehold improvements                       1,126,905             1,075,481
                                            -------------         ------------
                                             11,454,268            11,113,762
Less accumulated depreciation
 and amortization                             3,372,091             3,104,828
                                            -------------         ------------
                                              8,082,177             8,008,934
                                            -------------         ------------
INTANGIBLE ASSETS
 Excess of cost over net assets acquired     27,001,565            26,633,643
 Non-compete agreements                       4,786,371             4,751,371
 Other intangible assets                      3,746,507             3,762,307
                                            -------------         -----------
                                             35,534,443            35,147,321
 Less accumulated amortization                7,976,590             7,532,295
                                            -------------         -----------
                                             27,557,853            27,615,026
                                            -------------         -----------

OTHER ASSETS
 Other                                          408,734               537,032
                                            -------------         -----------

TOTAL ASSETS                                $61,382,668           $61,481,218
                                            =============         ===========

                        HANGER ORTHOPEDIC GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                          March 31,           December 31,
                                            1995                  1994
                                         (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt       $ 3,258,239           $ 2,132,076
 Accounts payable                          1,656,684             1,562,625
 Accrued expenses                          1,239,766             1,300,070
 Customer deposits                           294,512               392,722
 Accrued wages and payroll taxes           1,057,183             1,422,741
 Deferred revenue                            100,536                97,690
                                         ---------------      ---------------
  Total current liabilities                7,606,920             6,907,924
                                         ---------------      ---------------

Long-term debt                            23,265,190            24,329,710
Deferred income taxes                        563,902               563,902
Other liabilities and accrued dividends      292,645               269,871

Mandatorily redeemable preferred stock,
 class C, 300 shares authorized,
 liquidation preference of $500 per share    237,192               232,086

Mandatorily redeemable preferred stock, class F, 100,000 shares authorized, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value;  25,000,000
  shares authorized 8,424,039 shares issued
  and 8,290,544 shares outstanding in
  1995 and 1994                               84,241                84,241
 Additional paid-in capital               33,590,751            33,595,857
 Accumulated deficit                      (3,602,611)           (3,846,811)
                                        ---------------        --------------
                                          30,072,381            29,833,287

Treasury stock - (133,495 shares)           (655,562)             (655,562)
                                        ---------------        --------------
                                          29,416,819            29,177,725
                                        ---------------        --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $61,382,668           $61,481,218
                                        ===============        ==============

                       HANGER ORTHOPEDIC GROUP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED March 31, 1995 and 1994
                                (unaudited)

                                          1995                  1994
                                          ----                  ----

Net Sales                            $ 12,211,038       $    10,108,590

Cost of products and services sold      5,867,202             5,059,790
                                     -----------------     -----------------
Gross profit                            6,343,836             5,048,800

Selling, general & administrative       4,727,703             4,869,696
Depreciation and amortization             538,970               583,344
Amortization of excess cost over net
assets acquired                           172,942               161,004
                                     ------------------     ----------------
Income (loss) from operations             904,221              (565,244)
Other expense:
 Interest expense, net                   (466,757)             (339,915)
 Other                                    (16,518)              (15,176)
                                     ------------------     ----------------
Income (loss) from continuing operations
 before income taxes                      420,946              (920,335)

Provision (benefit) for income taxes      176,746              (414,000)
                                     ------------------     -----------------
Income (loss) from continuing operations
 before loss from discontinued operations 244,200              (506,335)

Loss from discontinued operations net of
 tax benefit of $23,000                                         (28,618)
                                     ------------------     ------------------

Net income (loss)                    $    244,200           $  (534,953)
                                     =================     =================

Income (loss) from continuing operations     $.03                  ($.06)
Loss from discontinued operations
                                     $        .03           $       (.06)
                                     ==================    =================

Weighted average number of common shares
 outstanding                             8,290,544             8,383,181

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1995 and 1994
                                 (unaudited)
                                                     1995             1994
                                                     ----             ----

Cash flows from operating activities:
 Net income (loss)                               $  244,200        $ (534,953)

Adjustments to reconcile net income to net
 cash provided by (used in ) operating activities:
  Discontinued operations                                              51,618
  Provision for bad debt                            127,232           146,237
  Amortization of deferred compensation                                 4,197
  Depreciation and amortization                     538,970           583,344
  Amortization of excess cost over net
   assets acquired                                  172,942           161,004
  Deferred taxes                                                     (437,000)
  Changes in assets and liabilities, net
   of effect from acquired companies:
    Decrease in accounts receivable                 275,507           413,365
    Increase in inventory                          (295,203)         (683,786)
    Increase in prepaid and other assets           (428,611)         (166,073)
    Decrease (increase) in other assets             128,298           (25,343)
    Increase in accounts payable                     92,745           446,697
    Decrease in accrued expenses                    (60,304)          (27,480)
    Decrease in accrued wages and payroll taxes    (365,558)         (119,758)
    Increase (decrease) in customer deposits        (98,210)           32,185
    Increase in deferred revenue                      2,846             5,800
    Increase in taxes payable                       176,746
    Increase in other liabilities                    22,774            85,410
                                                  -------------    ------------
         Total adjustments                          290,173           476,417
                                                  -------------    ------------
Net cash provided by (used in) in continuing
 operations                                         534,373           (58,536)
Net cash used in discontinuing operations                              (5,031)
                                                  -------------    ------------
Net cash provided by (used in) operating
 activities                                         534,373           (63,567)
                                                  -------------    ------------

Cash flows from investing activities:
 Purchase of fixed assets, net                     (330,647)         (169,782)
 Purchase of patents                                (17,089)           (2,165)
 Acquisitions, net of cash                         (265,194)         (860,170)
 Purchase of non-compete agreements                 (35,000)         (150,500)
 Other intangibles                                   (1,103)         (106,369)
                                                  --------------    -----------

Net cash used in investing activities              (649,033)       (1,288,986)
                                                  --------------   ------------
                                      Continued

                      HANGER ORTHOPEDIC GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 1995 and 1994
                               (unaudited)

                                                         1995           1994
                                                         ----           ----
Cash flows from financing activities:
 Net borrowings under revolving credit facility      $  500,000     $  674,449
 Repayment of long-term debt                           (613,357)      (324,147)
 Increase (decrease) in financing costs                  32,889        (12,093)
                                                     -------------    ---------
Net cash (used in) provided by financing activities    (195,128)       338,209
                                                     -------------    ---------

Net change in cash and cash equivalents for
 the period                                            (784,152)     (1,014,344)
Cash and cash equivalents at beginning of period      1,048,381       1,404,157
                                                     -------------    ---------
Cash and cash equivalents at end of period           $  853,253     $   389,813
                                                     =============    =========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
 Interest                                            $  616,808     $   342,522
                                                     =============    =========

Non-cash financing and investing activities:
 Issuance of common stock in connection with
  acquisitions                                                      $   200,000
 Issuance of notes in connection with acquisitions   $  175,000     $   425,000
                                                     =============    =========
 Dividends declared - preferred stock                $    5,262     $     4,810
                                                     =============    =========


          The accompanying notes are an integral part of the consolidated financial statements.

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included.

        These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company"), as of December 31, 1994, and notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

NOTE B -- INVENTORY

        Inventories at March 31, 1995 and December 31, 1994 were comprised of the following:

                            March 31, 1995          December 31, 1994
                            --------------          -----------------
                             (unaudited)

    Raw materials            $7,905,847                  $8,078,838
    Work-in-process             754,828                     835,934
    Finished goods            1,145,884                     530,414
                             -----------                 ------------
                             $9,806,559                  $9,465,186
                             ==========                  ==========

NOTE C -- ACQUISITIONS

        During the first quarter of 1995, the Company acquired two orthotic and prosthetic companies and certain assets of another O&P company. The aggregate purchase price was $390,000 comprised of $215,000 in cash and $175,000 in promissory notes. The cash portion of these acquisitions was borrowed under the Company's revolving credit facility.

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

        The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                  For the Three
                                                  Months Ended
                                                  March 31,

                                              1995          1994
                                              ----          ----

Net sales                                    100.0%        100.0%
Cost of products and services sold            48.0          50.1
Gross profit                                  52.0          49.9
Selling, general & administrative
 expenses                                     38.7          48.2
Depreciation and amortization                  4.4           5.8
Amortization of excess cost over net
 assets acquired                               1.4           1.6
Income (loss) from operations                  7.4          (5.6)
Interest expense                               3.8           3.4
Provision (benefit) for income taxes           1.4          (4.1)
Net income (loss)                              2.0          (5.2)


For the Three Months Ended March 31, 1995 Compared to the Three Months Ended March 31, 1994

    Net Sales

        Net sales for the three months ended March 31, 1995, amounted to approximately $12,211,000, an increase of approximately $2,102,000, or 20.8%, over net sales of approximately $10,109,000 for the three months ended March 31, 1994. The increase was primarily a result of an increase in net sales attributable to patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales") of $1,663,000, or 19%. Of the $1,663,000 increase in Internal Base Net Sales, $1,532,000, or 24%, was attributable to patient care centers and $130,000 was attributable to the Company's manufacturing and distribution activities. The remaining increase of $440,000 was attributable to O&P patient care centers and facilities acquired by the Company in late 1994 and 1995. The increase in net sales occurred notwithstanding the sale or closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the restructuring (the "Restructuring") announced by the Company in March 1995. The non-recurring charges associated with the Restructuring were recorded during the fourth quarter of 1994.

    Gross Profit

        Gross profit during the three months ended March 31, 1995 increased by approximately $1,295,000, or 25.7%, from the prior year's comparable quarter. In addition to increasing in dollar amount, gross profit as a percent of net sales increased from 49.9% to 52.0% for the comparable periods. The percentage increase in gross profit is primarily a result of the increase in net sales from patient care services and manufacturing sales as described above while labor costs remained the same. Gross profit as a percent of net sales for patient care services increased from 47% in 1994 to 51% in 1995. The increase resulted primarily from the increase in Internal Base Net Sales while labor costs remained the same. Gross profit as a percent of net sales for manufacturing increased from 51% in 1994 to 55% in 1995. This increase resulted primarily from the increase in Internal Base Net Sales while labor costs remained the same.

    Selling, General and Administrative

        Selling, general and administrative expenses in the three months ended March 31, 1995 decreased by approximately $142,000, or 2.9%, compared to the three months ended March 31, 1994. Selling, general and administrative expenses as a percent of net sales decreased to 38.7% from 48.2% for the same period a year ago. This decrease in general and administrative expenses as a percent of net sales resulted primarily from the increase in Internal Base Net Sales while selling, general and administrative remained the same. The decrease in selling, general and administrative expenses was primarily a result of cost reduction efforts initiated in late 1994 in connection with the Restructuring.

    Income (loss) from operations

        Principally as a result of the above, the income from operations in the quarter ended March 31, 1995 amounted to approximately $904,000, an increase of $1,481,000, or 262.1%, over the prior year's comparable quarter. Income (loss) from operations as a percent of net sales increased to 7.4% in the first quarter of 1995 from (5.6)% for the prior year's comparable period.

    Interest Expense

        Interest expense in the first quarter of 1995 amounted to approximately $467,000, an increase of approximately $126,000, or 37.3%, from the $339,000 of interest expense incurred in the first quarter of 1994. Interest expense as a percent of net sales increased to 3.8% from 3.4% for the same period a year ago. The increase in interest expense was primarily a result of an increase in borrowings of approximately $4,700,000 in connection with acquisitions consummated subsequent to March 31, 1994.

    Income Taxes

        The provision for income taxes in the first quarter of 1995 amounted to approximately $177,000 as compared to a $414,000 benefit in the first quarter of 1994. The benefit was a result of a loss from continuing operations incurred during 1994.


    Net Income (Loss)

        As a result of the above, the Company recorded net income of $244,000 in the quarter ended March 31, 1995, compared to a net loss of $535,000 in the quarter ended March 31, 1994.

    Liquidity and Capital Resources

        The Company's consolidated working capital at March 31, 1995 was approximately $18.3 million. Cash available at that date was approximately $853,000. Net cash provided by operations for the three months ended March 31, 1995 was $534,000. The Company's cash resources available during the first quarter of 1995 were satisfactory to meet its obligations.

     The Company's total long-term debt at March 31, 1995, including a current portion of approximately $3.2 million, was approximately $26.5 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii)
$13.3 million borrowed under the Company's $13.5 million revolving credit facility with Nations Bank, N.A. (the "Bank"); (iv) $5.0 million in term loans borrowed from the Bank and (v) approximately $3.2 million of other indebtedness.

        Under the terms of the Financing and Security Agreement between the Bank and the Company (the "Financing Agreement"), the Bank provides a $13.5 million revolving credit facility (the "Revolving Credit Facility") for a period of three years, expiring on June 30, 1996, bearing interest at either a fluctuating rate equal to the Bank's prime lending rate plus .25% or a fixed rate equal to the three-month London InterBank Offered Rate ("LIBOR") plus 2.5%, at the Company's option. The committed amount under the Financing Agreement will be automatically and permanently reduced, through mandatory pre-payments, to $13.25 million, $12.25 million, $12.0 million and $11.75 million at June 30, 1995, September 30, 1995, December 31, 1995 and March 31, 1996, respectively.

     The Revolving Credit Facility is collateralized by substantially all the assets of the Company and contains covenants restricting, among other things, the payment of dividends, the making of acquisitions and other transactions, and imposes net worth, debt service coverage and other financial maintenance requirements.

        The Company plans to finance future acquisitions through internally generated funds or borrowings under the Revolving Credit Facility, the issuance of notes or shares of common stock of the Company, or through a combination thereof.

        During the first quarter of 1995, the Company acquired two orthotic and prosthetic companies and certain assets of another O&P company. Negotiations relating to those acquisitions commenced prior to the Restructuring. The total purchase price of the acquisitions effected during that period was $390,000, of which $215,000 was paid in cash, $175,000 was financed through seller notes. The cash paid to effect such acquisitions was borrowed under the Revolving Credit Facility established between the Company and the Bank.

        The Company is actively engaged in ongoing discussions with prospective acquisition candidates. The Company plans to continue to expand its operations through acquisitions, at a slower rate, with a view towards increasing efficiency and profitability of its existing facilities.

    Other

        Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)     Exhibits -

        Exhibit 11 - Computation of Net Income  Per Share

(b)     Reports on Form 8-K

        NONE

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HANGER ORTHOPEDIC GROUP, INC.



Date:      May 5, 1995                            RONALD J. MANGANIELLO
                                                  Ronald J. Manganiello
                                                  Chief Executive Officer



Date:      May 5, 1995                            RICHARD A. STEIN
                                                  Richard A. Stein
                                                  Vice President - Finance
                                                  Principal Financial and
                                                  Accounting Officer