Form 10-Q/A
period 1995-03-31
HANGER ORTHOPEDIC GROUP INC
filed 1995-05-18
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               _________________

                               FORM 10-Q/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



                         HANGER ORTHOPEDIC GROUP, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                         1-10670                    84-0904275
(State or other jurisdiction        (Commission                (IRS Employer
 of incorporation)                   File Number)               Identification
                                                                Number)

       7700 Old Georgetown Road
       Bethesda, Maryland                                   20814
(Address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code: (301) 986-0701

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, as set forth in the pages attached hereto:

           PART I, Item 1                       - Financial Statements
                                                  (Statements of Cash Flows
                                                   - page 6)


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HANGER ORTHOPEDIC GROUP, INC.


                                         By:      RICHARD A. STEIN
                                                  Richard A. Stein
                                                  Vice President-Finance and
                                                  Principal Financial and
                                                  Accounting Officer

Date: May 18, 1995

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
                                      Continued

                      HANGER ORTHOPEDIC GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 1995 and 1994
                               (unaudited)

                                                         1995           1994
                                                         ----           ----
Cash flows from financing activities:
 Net borrowings under revolving credit facility      $  500,000     $  674,449
 Repayment of long-term debt                           (613,357)      (324,147)
 Increase (decrease) in financing costs                  32,889        (12,093)
                                                     -------------    ---------
Net cash (used in) provided by financing activities     (80,468)      338,209
                                                     -------------    ---------

Net change in cash and cash equivalents for
 the period                                            (195,128)     (1,014,344)
Cash and cash equivalents at beginning of period      1,048,381       1,404,157
                                                     -------------    ---------
Cash and cash equivalents at end of period           $  853,253     $   389,813
                                                     =============    =========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
 Interest                                            $  616,808     $   342,522
                                                     =============    =========

Non-cash financing and investing activities:
 Issuance of common stock in connection with
  acquisitions                                                      $   200,000
 Issuance of notes in connection with acquisitions   $  175,000     $   425,000
                                                     =============    =========
 Dividends declared - preferred stock                $    5,262     $     4,810
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