Form 10-Q
period 1995-06-30
HANGER ORTHOPEDIC GROUP INC
filed 1995-08-10
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995
                             OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________________ to _________

            Commission file number 1-10670

                        HANGER ORTHOPEDIC GROUP, INC.
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                               84-0904275
  --------------------------------------------------------------------------
      (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

                 7700 Old Georgetown Road, Bethesda, MD 20814
  --------------------------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:
                                     (301) 986-0701
  --------------------------------------------------------------------------

  --------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

            Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]         No  [  ]

            APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995, 8,290,544 shares of common stock, $.01 par value per share.

                       HANGER ORTHOPEDIC GROUP, INC.

                                   INDEX


                                                                  Page No.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - June 30, 1995
     (unaudited) and December 31, 1994                                1

Consolidated Statements of Operations for the six
     months ended June 30, 1995 and 1994 (unaudited)                  3

Consolidated Statements of Operations for the three
     months ended June 30, 1995 and 1994 (unaudited)                  4

Consolidated Statements of Cash Flows for the six
     months ended June 30, 1995 and 1994 (unaudited)                  5

Notes to Consolidated Financial Statements                            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

Part II.  OTHER INFORMATION
--------------------------------

Item 4.   Submission of Matters to a Vote of Securityholders         13

Item 6.   Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                           14

                       HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
                                                    1995           1994
                                                    ----           ----
                                                (unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $ 1,351,631     $ 1,048,381
  Accounts receivable less allowances
    for doubtful accounts of $1,141,000
    and $975,000 in 1995 and 1994                12,368,631      12,392,843
  Inventories                                    10,149,910       9,465,186
  Prepaid expenses and other assets               1,289,072       1,149,026
  Deferred income taxes                           1,264,790       1,264,790
                                                ------------    ------------
     Total current assets                        26,424,034      25,320,226
                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                            2,991,245       2,991,245
  Buildings                                       2,569,793       2,288,357
  Machinery and equipment                         3,414,538       3,232,442
  Furniture and fixtures                          1,561,174       1,526,237
  Leasehold improvements                          1,148,893       1,075,481
                                                ------------    ------------
                                                 11,685,643      11,113,762
Less accumulated depreciation and amortization    3,656,647       3,104,828
                                                ------------    ------------
                                                  8,028,996       8,008,934
                                                ------------    ------------
INTANGIBLE ASSETS
  Excess of cost over net assets acquired        27,005,433      26,633,643
  Non-compete agreements                          4,786,371       4,751,371
  Other intangible assets                         3,729,943       3,762,307
                                                ------------    ------------
                                                 35,521,747      35,147,321
  Less accumulated amortization                   8,333,244       7,532,295
                                                ------------    ------------
                                                 27,188,503      27,615,026
                                                ------------    ------------

OTHER ASSETS
  Other                                             393,047         537,032
                                                ------------    ------------

TOTAL ASSETS                                    $62,034,580     $61,481,218
                                                ============    ============

                    The accompany notes are an integral part
                   of the consolidated financial statements.

                       HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS



                                                   June 30,     December 31,
                                                    1995           1994
                                                    ----           ----
                                                (unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt             $ 3,120,621     $ 2,132,076
  Accounts payable                                1,561,495       1,562,625
  Accrued expenses                                1,667,516       1,300,070
  Customer deposits                                 313,543         392,722
  Accrued wages and payroll taxes                 1,246,149       1,422,741
  Deferred revenue                                  100,922          97,690
                                                ------------    ------------
    Total current liabilities                     8,010,246       6,907,924
                                                ------------    ------------

Long-term debt                                   22,893,000      24,329,710
Deferred income taxes                               563,902         563,902
Other liabilities                                   256,100         269,871

Mandatorily redeemable preferred stock,
  class C, liquidation preference of
  $500 per share                                    242,755         232,086

Mandatorily redeemable preferred stock,
  class F, liquidation preference of
  $500 per share

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000
    shares authorized, 8,424,039 shares
    issued and 8,290,544 shares outstanding
    in 1995 and 1994                                 84,241          84,241
  Additional paid-in capital                     33,585,188      33,595,857
  Accumulated deficit                            (2,945,290)     (3,846,811)
                                                ------------    ------------
                                                 30,724,139      29,833,287

Treasury stock - (133,495 shares)                  (655,562)       (655,562)
                                                ------------    ------------
                                                 30,068,577      29,177,725
                                                ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $62,034,580     $61,481,218
                                                ============    ============

                    The accompany notes are an integral part
                   of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 1995 and 1994
                                  (unaudited)

                                                    1995           1994
                                                    ----           ----

Net Sales                                       $25,560,895     $22,944,254

Cost of products and services sold               11,929,638      10,661,199
                                                ------------    ------------
Gross profit                                     13,631,257      12,283,055

Selling, general & administrative                 9,604,603       9,710,582
Depreciation and amortization                     1,045,961       1,179,556
Amortization of excess cost over net
  assets acquired                                   346,124         332,225
                                                ------------    ------------
Income from operations                            2,634,569       1,060,692
Other income expense:
  Interest expense, net                          (1,017,024)       (769,606)
  Other income (expense)                            (63,203)        (18,799)
                                                ------------    ------------
Income from continuing operations                 1,554,342         309,885
before income taxes

Provision for income taxes                          652,822         140,000
                                                ------------    ------------
Income from continuing operations                   901,520         169,885

Loss from discontinued operations net
of tax benefit of $47,000                                           (58,252)
                                                ------------    ------------

Net income                                      $   901,520     $   111,633
                                                ============    ============

Income from continuing operations               $       .11     $       .02
Loss from discontinued operations                                      (.01)
                                                ------------    ------------
Net income per share                            $       .11     $       .01
                                                ============    ============

Weighted average number of common
   shares outstanding                             8,290,544       8,313,079

                    The accompany notes are an integral part
                   of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED June 30, 1995 and 1994
                                  (unaudited)

                                                    1995           1994
                                                    ----           ----

Net Sales                                       $13,349,857     $12,835,664

Cost of products and services sold                6,062,436       5,601,409
                                                ------------    ------------
Gross profit                                      7,287,421       7,234,255

Selling, general & administrative                 4,876,900       4,840,886
Depreciation and amortization                       506,991         596,212
Amortization of excess cost over net
  assets acquired                                   173,182         171,221
                                                ------------    ------------
Income from operations                            1,730,348       1,625,936
Other expense:
  Interest expense, net                            (550,267)       (429,691)
  Other income (expense)                            (46,685)         33,975
                                                ------------    ------------
Income from continuing operations                 1,133,396       1,230,220
before income taxes

Provision for income taxes                          476,076         554,000
                                                ------------    ------------

Income from continuing operations                   657,320         676,220

Loss from discontinued operations net
  of tax benefit of $24,000                                         (29,634)
                                                ------------    ------------

Net income                                      $   657,320         646,586
                                                ============    ============

Income from continuing operations               $       .08     $       .08
Loss from discontinued operations
                                                ------------    ------------
Net income per share                            $       .08     $       .08
                                                ============    ============
Weighted average number of common
  shares outstanding                              8,290,544       8,313,440

                    The accompany notes are an integral part
                   of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1995 and 1994
                                  (unaudited)

                                                         1995          1994
                                                         ----          ----

Cash flows from operating activities:
  Net income                                        $  901,520        111,633

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Discontinued operations                                            82,251
    Provision for bad debt                             352,749        215,133
    Amortization of deferred compensation                               4,197
    Depreciation and amortization                    1,045,961      1,179,556
    Amortization of excess cost over net
      assets acquired                                  346,124        332,225
    Changes in assets and liabilities,
      net of effect from acquired companies:
        Increase in accounts receivable               (310,230)    (1,039,093)
        Increase in inventory                         (638,554)    (1,219,887)
        Increase in prepaid and other assets          (140,046)      (781,976)
        (Increase) decrease in other assets            143,985        (64,919)
        Increase (decrease) in accounts payable         (2,444)       943,962
        Increase (decrease) in accrued expenses       (285,376)       432,548
        Decrease in accrued wages and
          payroll taxes                               (176,592)      (466,934)
        Increase (decrease) in customer deposits       (79,179)        87,746
        Increase in deferred revenue                     3,232          2,500
        Increase in taxes payable                      652,822         93,000
        Increase (decrease) in other liabilities       (13,771)       110,024
                                                    ------------  ------------
          Total adjustments                            898,681        (89,667)
                                                    ------------  ------------
Net cash provided by continuing operations           1,800,201         21,966
Net cash provided by discontinued operations                           10,333
                                                    ------------  ------------
Net cash provided by operating activities            1,800,201         32,299
                                                    ------------  ------------

Cash flows from investing activities:
  Purchase of fixed assets, net                       (600,985)      (530,211)
  Purchase of patents                                  (38,255)        (7,718)
  Acquisitions, net of cash                           (264,294)    (2,494,496)
 Purchase of non-compete agreements                    (35,000)      (450,500)
 Other intangibles                                      (5,871)      (256,483)
                                                    ------------  ------------
Net cash used in investing activities                 (944,405)    (3,739,408)

                                   Continued

                    The accompany notes are an integral part
                   of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED June 30, 1995 and 1994
                                  (unaudited)

                                                         1995          1994
                                                         ----          ----

Cash flows from financing activities:
  Net borrowings under revolving credit facility    $   350,000   $ 2,058,449
  Proceeds from the sale of common  stock
  Increase in long-term debt                                        1,962,166
  Repayment of long-term debt                          (973,165)     (602,828)
  Increase in financing costs                            70,619       (17,601)
                                                    ------------  ------------
Net cash (used in) provided by
  financing activities                                 (552,546)    3,400,186
                                                    ------------  ------------

Net change in cash and cash equivalents
  for the period                                        303,250      (306,923)
equivalents for the period
Cash and cash equivalents at beginning
  of period                                           1,048,381     1,404,157
                                                    ------------  ------------
Cash and cash equivalents at end of period          $ 1,351,631     1,097,234
                                                    ============  ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $ 1,096,072   $   726,727
                                                    ============  ============
    Taxes                                                         $   136,450
                                                                  ============
Non-cash financing and investing activities:
  Issuance of common stock in connection with
    acquisitions                                                  $   200,000
                                                                  ============
  Issuance of notes in connection with acquisitions     175,000     1,725,000
                                                    ============  ============
  Dividends declared preferred stock                $    10,643         9,730
                                                    ============  ============

                    The accompany notes are an integral part
                   of the consolidated financial statements.

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

NOTE B -- INVENTORY

     Inventories at June 30, 1995 and December 31, 1994 were comprised of the following:

                              June 30, 1995       December 31, 1994
                               (unaudited)

     Raw materials             $ 8,380,357           $ 8,078,838
     Work-in-process               754,829               835,934
     Finished goods              1,014,724               550,414
                               ------------          ------------
                               $10,149,910            $9,465,186
                               ============          ============
NOTE C -- ACQUISITIONS

     During the six months of 1995, the Company acquired two orthotic and prosthetic companies and certain assets of another O&P company. The aggregate purchase price was $390,000 comprised of $215,000 in cash and $175,000 in promissory notes. The cash portion of these acquisitions was borrowed under the Company's revolving credit facility.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Results of Operations

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                         For the Six         For the Three
                                         Months Ended        Months Ended
                                           June 30,            June 30,

                                        1995     1994         1995     1994

Net sales                               100.0%   100.0%       100.0%   100.0%
Cost of products and services sold       46.7     46.5         45.4     43.6
Gross profit                             53.3     53.5         54.6     56.4
Selling, general & administrative
  expenses                               37.6     42.3         36.5     37.7
Depreciation and amortization             4.1      5.1          3.8      4.6
Amortization of excess cost over net
  assets acquired                         1.4      1.4          1.3      1.3
Income from operations                   10.3      4.6         13.0     12.7
Interest  expense                         4.0      3.4          4.1      3.3
Provision for income taxes                2.6       .6          3.6      4.3
Net income                                3.5       .5          4.9      5.0


For the Six Months Ended June 30, 1995
  Compared to the Six Months Ended June 30, 1994

     Net Sales

     Net sales for the six months ended June 30, 1995 amounted to approximately $25,561,000, an increase of approximately $2,617,000, or 11.4%, over net sales of approximately $22,944,000 for the six months ended June 30, 1994. The increase was primarily a result of an increase in net sales attributable to patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales") of $1,864,000, or an increase of 9%. Of the $1,864,000 increase in Internal Base Net Sales, $1,619,000, or an increase of 11%, was attributable to patient care centers and $245,000 was attributable to the Company's manufacturing and distribution activities. The increase was attributable to O&P patient care centers and facilities acquired by the Company in late 1994 and 1995. The increase of $2,617,000 in net sales occurred notwithstanding the sale or closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the restructuring (the "Restructuring") announced by the Company in March 1995. These nine centers accounted for net sales of $862,000 during the first six months of 1994 compared with only $77,000 in the first half of 1994. The non-recurring charges associated with the Restructuring were recorded during the fourth quarter of 1994.

     Gross Profit

     Gross profit for the first six months of 1995 increased by approximately $1,348,000, or 11.0% over the prior year's comparable period. Gross profit as a percent of net sales remained constant for the comparable periods.

     Selling, General and Administrative

     Selling, general and administrative expenses for the first six months ended June 30, 1995 decreased by approximately $106,000, or 1.1%, compared to the first six months of 1994. In addition to decreasing in dollar amounts, selling, general and administrative expenses as a percent of net sales decreased to 37.6% for the six months ended June 30, 1995 from 42.3% of net sales for the six months ended June 30, 1994. The decrease in general and administrative expense as a percent of net sales resulted primarily from the increase in Internal Base Net Sales while selling, general and administrative expenses decreased. The decrease in selling, general and administrative expenses was primarily a result of cost reduction efforts initiated in late 1994 in connection with the Restructuring.

     Income from Operations

     Principally as a result of the above, income from operations in the first six months ended June 30, 1995 amounted to approximately $2,634,000, an increase of $1,587,000, or 149.7%, from the prior year's comparable period. In addition to increasing in dollar amount, income from operations as a percent of net sales increased from 4.6% in the six months ended June 30, 1994 to 10.3% in the six months ended June 30, 1995.

     Interest Expense

     Interest expense for the first six months of 1995 amounted to approximately $1,017,000, an increase of approximately $247,000, or 32.1%, over the $770,000 of interest expense incurred in the six months of 1994. In addition, interest expense as a percent of net sales increased from 3.4% for the six months ended June 30, 1994 to 4.0% for the six months ended June 30, 1995. The increase in interest expense was primarily attributable to indebtedness incurred in connection with the acquisition of O&P patient care centers and facilities acquired subsequent to June 30, 1994 and the increase in the Bank's prime rate.

     Income Taxes

     The provision for income taxes for the six months ended June 30, 1995 amounted to approximately $653,000 as compared to a $140,000 for the six months ended June 30, 1994.

     Net Income

     As a result of the above, the Company recorded net income of $657,000 or $.11 per share in the first six months of 1995, compared to net income of $676,000 or $.01 per share in the first six months of 1994.

For the Three Months Ended June 30, 1995
  Compared to the Three  Months Ended June 30, 1994

     Net Sales

     Net sales for the three months ended June 30, 1995, amounted to approximately $13,350,000, an increase of approximately $514,000, or 4.0%, over net sales of approximately $12,836,000 for the three months ended June 30, 1994. The increase was primarily a result of an increase in net sales attributable to patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales") of $298,000, or 3.0%. Of the $298,000 increase in Internal Base Net Sales, $183,000, or an increase of 2%, was attributable to patient care centers and $115,000 was attributable to the Company's manufacturing and distribution activities. The remaining increase was attributable to O&P patient care centers and facilities acquired by the Company in late 1994 and 1995. The increase in net sales occurred notwithstanding the sale or closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the restructuring (the "Restructuring") announced by the Company in March 1995. These nine centers accounted for net sales of $475,000 during the three months ended June 30, 1995 compared with only $7,000 during the three months ended June 30, 1994. The non-recurring charges associated with the Restructuring were recorded during the fourth quarter of 1994.

     Gross Profit

     Gross profit in the three months ended June 30, 1995 increased by approximately $53,000, or 0.7%, from the prior year's comparable quarter. Gross profit as a percent of net sales decreased from 56.4% to 54.6% for the comparable periods.

  Selling, General and Administrative

     Selling, general and administrative expenses in the three months ended June 30, 1995 increased by approximately $36,000, or 0.7%, compared to the three months ended June 30, 1994. However, selling, general and administrative expenses as a percent of net sales decreased to 36.5% in the three months ended June 30, 1995 from 37.7% for the last year's comparable period. This decrease in general and administrative expenses as a percent of net sales resulted primarily from the increase in Internal Base Net Sales while selling, general and administrative remained essentially the same.

  Income from Operations

     Principally as a result of the above, income from operations in the three months ended June 30, 1995 amounted to approximately $1,730,000, an increase of $106,000, or 6.5%, from the prior year's comparable quarter. Income from operations as a percent of net sales, increased to 13.0% in the second quarter of 1995 from 12.7% for the prior year's comparable period.

     Interest Expense

     Interest expense in the second quarter of 1995 amounted to approximately $550,000, an increase of approximately $120,000, or 28.1%, from the $430,000 of interest expense incurred in the second quarter of 1994. Interest expense as a percent of net sales also increased to 4.1% from 3.3% for the same period a year ago. The increase in interest expense is primarily a result of indebtedness incurred in connection with acquisitions consummated subsequent to June 30, 1994 and an increase in the Bank's prime rate.

     Income Taxes

     The provision for income taxes for the quarter ended June 30, 1995 was $476,000 compared to $554,000 for the quarter ended June 30, 1994.

     Net Income

     As a result of the above, the Company recorded net income of $657,000 or $.08 per share in the quarter ended June 30, 1995, compared to net income of $647,000 or $.08 per share in the quarter ended June 30, 1994.

     Liquidity and Capital Resources

     The Company's consolidated working capital at June 30, 1995 was approximately $18.4 million. Cash available at that date was approximately $1,352,000. Net cash provided by operations for the six months ended June 30, 1995 was $1,800,000. The Company's cash resources available during the first six months of 1995 were satisfactory to meet its obligations.

     The Company's total long-term debt at June 30, 1995, including a current portion of approximately $3.1 million, was approximately $26.0 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii) $13.1 million borrowed under the Company's $13.5 million revolving credit facility with NationsBank, N.A. (the "Bank"); (iv) a total of $4.9 million in term loans borrowed from the Bank and (v) approximately $3.0 million of other indebtedness.

     Under the terms of the Financing and Security Agreement between the Bank and the Company (the "Financing Agreement"), the Bank currently provides a $13.25 million revolving credit facility (the "Revolving Credit Facility"), reduced as of June 30, 1995, from its original amount of $13.5 million, for a period of three years, expiring on June 30, 1996, bearing interest at either a fluctuating rate equal to the Bank's prime lending rate plus .25% or a fixed rate equal to the three-month London InterBank Offered Rate ("LIBOR") plus
2.5%, at the Company's option. The committed amount under the Financing Agreement will be automatically and permanently reduced, through mandatory pre-payments, to $12.25 million, $12.0 million and $11.75 million at, September 30, 1995, December 31, 1995 and March 31, 1996, respectively.

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

     During the first six months of 1995, the Company acquired two orthotic and prosthetic companies and certain assets of another O&P company. Negotiations relating to those acquisitions commenced prior to the Restructuring. The total purchase price of the acquisitions effected during that period was $390,000, of which $215,000 was paid in cash, $175,000 was financed through seller notes. The cash paid to effect such acquisitions was borrowed under the Revolving Credit Facility established between the Company and the Bank.

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

Item  4.        Submission of Matters to a Vote of Security-Holders

     The Company's Annual Meeting of Shareholders was held on June 9, 1995.

     The following nine directors were reelected by the following votes to serve as members of the Board of Directors for one year or until their successors are elected and qualified:

              Name                Votes For     Votes Withheld

     Ronald J. Manganiello         5,503,366      218,799
     Ivan R. Sabel                 5,516,594      205,571
     Mitchell J. Blutt, M.D.       5,407,945      314,220
     B. Martha Cassidy             5,460,036      262,129
     Thomas P. Cooper, M.D.        5,419,295      302,870
     James G. Hellmuth             5,416,145      306,020
     William L. McCulloch          5,516,121      206,044
     Walter J. McNerney            5,519,146      203,019
     Robert J. Glaser, M.D.        5,516,796      205,369

     Shareholders ratified the selection of Coopers & Lybrand as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 5,678,888 shares for and 35,712 shares against, with 7,565 shares abstaining.

Item 5.        Other Information

     On July 31, 1995, the Company announced that Ivan R. Sabel, President and Chief Operating Officer, had been elected to the additional offices of Chairman of the Board and Chief Executive Officer, following the resignation of Ronald J. Manganiello to pursue other interests. The New Canaan, Connecticut office of the Company is being closed and its operations consolidated with the Bethesda, Maryland headquarters office.

Item 6.        Exhibit and Reports on Form 8-K

     (a)  Exhibits

          The following exhibit is filed herewith:

          11   Computation of net Income Per Share

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HANGER ORTHOPEDIC GROUP, INC.



Date: August 11, 1995             /s/IVAN R. SABEL
                                  ----------------
                                  Ivan R. Sabel
                                  Chief Executive Officer



Date: August 11, 1995             /s/RICHARD A. STEIN
                                  -------------------
                                  Richard A. Stein
                                  Vice President - Finance
                                  Principal Financial and
                                  Accounting Officer