Form 10-Q
period 1995-09-30
HANGER ORTHOPEDIC GROUP INC
filed 1995-11-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________  to  ________

                        Commission file number 1-10670

                         HANGER ORTHOPEDIC GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                 84-0904275
 -----------------------------------------------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

  7700 Old Georgetown Road, Bethesda, MD                       20814
 -----------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code:
 -----------------------------------------------------------------------------
                                (301) 986-0701

 -----------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]   No [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1995, 8,290,544 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.


                                     INDEX


                                                                   Page No.
Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

Consolidated Balance Sheets - September 30, 1995
         (unaudited) and December 31, 1994                                1

Consolidated Statements of Operations for the nine
         months ended September 30, 1995 and 1994 (unaudited)             3

Consolidated Statements of Operations for the three
         months ended September 30, 1995 and 1994 (unaudited)             4

Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1995 and 1994 (unaudited)             5

Notes to Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                               15


                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,         December 31,
                                                                               1995                 1994
                                                                               ----                 ----
                                                                            (unaudited)

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                               $  1,069,627          $  1,048,381
    Accounts receivable less allowances for
        doubtful accounts of $1,211,000 and $975,000 in
        1995 and 1994                                                         12,551,617            12,392,843
    Inventories                                                               10,302,297             9,465,186
    Prepaid expenses and other assets                                          1,127,011             1,149,026
    Deferred income taxes                                                      1,264,790             1,264,790
                                                                            -------------         -------------
         Total current assets                                                 26,315,342            25,320,226
                                                                            -------------         -------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                       2,991,245             2,991,245
    Buildings                                                                  2,583,661             2,288,357
    Machinery and equipment                                                    3,553,390             3,232,442
    Furniture and fixtures                                                     1,573,055             1,526,237
    Leasehold improvements                                                     1,174,353             1,075,481
                                                                            -------------         -------------
                                                                              11,875,704            11,113,762
Less accumulated depreciation and amortization                                 3,946,341             3,104,828
                                                                            -------------         -------------
                                                                               7,929,363             8,008,934
                                                                            -------------         -------------

INTANGIBLE ASSETS
    Excess of cost over net assets acquired                                   27,121,855            26,633,643
    Non-compete agreements                                                     4,786,371             4,751,371
    Other intangible assets                                                    3,809,876             3,762,307
                                                                            -------------         -------------
                                                                              35,718,102            35,147,321
    Less accumulated amortization                                              8,682,424             7,532,295
                                                                            -------------         -------------
                                                                              27,035,678            27,615,026
                                                                            -------------         -------------

OTHER ASSETS
    Other                                                                        400,763               537,032
                                                                            -------------         -------------

TOTAL ASSETS                                                                 $61,681,146           $61,481,218
                                                                             ============          ============

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            September 30,          December 31,
                                                                                1995                   1994
                                                                             (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                       $  2,146,843          $  2,132,076
    Accounts payable                                                           1,500,942             1,562,625
    Accrued expenses                                                           1,365,577             1,300,070
    Customer deposits                                                            340,826               392,722
    Accrued wages and payroll taxes                                            1,057,317             1,422,741
    Deferred revenue                                                             101,523                97,690
                                                                            -------------         -------------
        Total current liabilities                                              6,513,028             6,907,924
                                                                            -------------         -------------

Long-term debt                                                                23,311,649            24,329,710
Deferred income taxes                                                            563,902               563,902
Other liabilities                                                                294,523               269,871

Mandatorily redeemable preferred stock, class C,
    liquidation preference of $500 per share                                     248,258               232,086

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; 25,000,000 shares
        authorized, 8,424,039 shares issued and 8,290,544
        shares outstanding in 1995 and 1994                                       84,241                84,241
    Additional paid-in capital                                                33,579,685            33,595,857
    Accumulated deficit                                                       (2,258,578)           (3,846,811)
                                                                            -------------         -------------
                                                                              31,405,348            29,833,287

Treasury stock - (133,495 shares)                                               (655,562)             (655,562)
                                                                            -------------         -------------
                                                                              30,749,786            29,177,725

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                    $ 61,681,146          $ 61,481,218
                                                                            =============         =============

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                                                1995                   1994
                                                                                ----                   ----

Net Sales                                                                   $ 39,110,549         $  36,674,095

Cost of products and services sold                                            18,334,524            16,708,946
                                                                            -------------         -------------
Gross profit                                                                  20,776,025            19,965,149

Selling, general & administrative                                             14,362,923            15,052,424
Depreciation and amortization                                                  1,514,443             1,775,894
Amortization of excess cost over net assets acquired                             517,618               504,599
                                                                            -------------         -------------
Income from operations                                                         4,381,041             2,632,232
Other income expense:
    Interest expense, net                                                     (1,545,706)           (1,230,946)
    Other income (expense)                                                      (106,280)              (82,384)
                                                                            -------------         -------------
Income from continuing operations before income taxes                          2,729,055             1,318,902

Provision for income taxes                                                     1,140,822               594,000
                                                                            -------------         -------------
Income from continuing operations                                              1,588,233               724,902

Loss from discontinued operations net of tax benefit
        of $189,000                                                                                   (231,313)
Loss on sale of assets net of tax benefit of $93,000                                                  (114,304)
                                                                            -------------         -------------
Net income                                                                  $  1,588,233          $    379,285
                                                                            =============         =============

Income from continuing operations                                           $        .19          $        .09
Loss from discontinued operations                                                                         (.03)
Loss on sale of discontinued operations                                                                   (.01)
                                                                            -------------         -------------
Net income per share                                                        $        .19          $        .05
                                                                            =============         =============

Weighted average number of common shares
    outstanding                                                                8,290,544              8,290,454
                                                                            =============         =============

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED September 30,
                                  (unaudited)

                                                                                1995                   1994
                                                                                ----                   ----

Net Sales                                                                   $ 13,549,654          $ 13,729,841

Cost of products and services sold                                             6,404,886             6,086,081
                                                                            -------------         -------------
Gross profit                                                                   7,144,768             7,643,760

Selling, general & administrative                                              4,758,320             5,362,128
Depreciation and amortization                                                    468,482               596,338
Amortization of excess cost over net assets acquired                             171,494               172,374
                                                                            -------------         -------------
Income from operations                                                         1,746,472             1,512,920
Other expense:
    Interest expense, net                                                       (528,682)             (461,340)
    Other                                                                        (43,077)              (42,563)
                                                                            -------------         -------------
Income from continuing operations before income taxes                          1,174,713             1,009,017

Provision for income taxes                                                       488,000               454,000
                                                                            -------------         -------------
Income from continuing operations                                                686,713               555,017

Loss from discontinued operations net of tax benefit
    of $142,000                                                                                       (173,061)
Loss on sale of assets net of tax benefit of $93,000                                                  (114,304)
                                                                            -------------         -------------
Net income                                                                  $    686,713          $    267,652
                                                                            =============         =============

Income from continuing operations                                           $        .08          $        .07
Loss from discontinued operations                                                                         (.03)
Loss from sale of discontinued operations                                                                 (.01)
                                                                            -------------         -------------
Net income per share                                                        $        .08          $        .03
                                                                            =============         =============


Weighted average number of common shares
    outstanding                                                                8,290,544             8,290,694
                                                                            =============         =============

                         HANGER ORTHOPEDIC GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)
                                                                                1995                   1994
                                                                                ----                   ----

Cash flows from operating activities:
    Net income                                                              $  1,588,233          $    379,285

Adjustments to reconcile net income to net cash provided by
    operating activities:
        Discontinued operations                                                                        420,313
        Loss on sale of assets                                                                         207,304
        Provision for bad debt                                                   554,661               439,769
        Amortization of deferred compensation                                                            4,197
        Depreciation and amortization                                          1,514,443             1,775,894
        Amortization of excess cost over net assets acquired                     517,618               504,599
        Changes in assets and liabilities, net
           of effect from acquired companies:
               Increase in accounts receivable                                  (695,128)           (1,965,973)
               Increase in inventory                                            (790,941)           (1,652,625)
               (Increase) decrease in prepaid and other assets                    22,015              (823,309)
               (Increase) decrease in other assets                               136,267               (24,365)
               Decrease in accounts payable                                      (62,997)               (8,670)
               Increase (decrease) in accrued expenses                          (587,315)              196,248
               Decrease in accrued wages and payroll taxes                      (365,424)             (592,749)
               Increase (decrease) in customer deposits                          (51,896)               55,102
               Increase in deferred revenue                                        3,833                 2,517
               Increase in taxes payable                                         652,822               312,000
               Increase in other liabilities                                      24,652               133,849
                                                                            -------------         -------------
                  Total adjustments                                              872,609            (1,015,899)
                                                                            -------------         -------------
Net cash provided by continuing operations                                     2,460,842              (636,614)
Net cash provided by discontinued operations                                                            48,908
                                                                            -------------         -------------
Net cash provided by operating activities                                      2,460,842              (587,706)
                                                                            -------------         -------------

Cash flows from investing activities:
  Purchase of fixed assets,                                                     (792,148)             (773,086)
  Purchase of patents                                                            (58,188)              (26,123)
  Acquisitions, net of cash                                                     (274,294)           (2,509,114)
  Proceeds from sale of certain assets                                                                 180,806
  Purchase of non-compete agreements                                             (35,000)             (450,500)
  Other intangibles                                                              (12,293)             (265,377)
                                                                            -------------         -------------

Net cash used in investing activities                                         (1,171,923)           (3,843,394)
                                                                            -------------         -------------

                                  Continued

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                                                1995                   1994
                                                                                ----                   ----
Cash flows from financing activities:
    Net borrowings under revolving credit facility                          $    200,000          $  2,135,449
    Increase in long-term debt                                                                       5,000,000
    Repayment of long-term debt                                               (1,478,292)           (2,808,326)
    Increase (decrease) in financing costs                                        10,619               (64,268)
                                                                            -------------         -------------
Net cash (used in) provided by financing activities                           (1,267,673)            4,262,855
                                                                            -------------         -------------

Net change in cash and cash equivalents for the period                            21,246              (168,245)
Cash and cash equivalents at beginning of period                               1,048,381             1,404,157
                                                                            -------------         -------------
Cash and cash equivalents at end of period                                  $  1,069,627          $  1,235,912
                                                                            =============         =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                            $  1,750,507          $  1,090,844
                                                                            =============         =============
        Taxes                                                               $    427,700          $    216,392
                                                                            =============         =============

Non-cash financing and investing activities:
    Issuance of common stock in connection with
        acquisitions                                                                              $  1,725,000
                                                                                                  =============
    Issuance of notes in connection with acquisitions                       $    175,000          $    200,000
                                                                            =============         =============
    Dividends declared preferred stock                                      $     16,146          $     14,762
                                                                            =============         =============

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

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company"), as of December 31, 1994, and notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year then ended.

NOTE B -- INVENTORY

     Inventories at September 30, 1995 and December 31, 1994 were comprised of the following:

                               September 30, 1995      December 31, 1994
                               ------------------      -----------------
                                   (unaudited)

         Raw materials            $ 9,036,594             $ 8,078,838
         Work-in-process              754,829                 835,934
         Finished goods               510,874                 550,414
                                  ------------            ------------
                                  $10,302,297              $9,465,186
                                  ============            ============

NOTE C -- ACQUISITIONS

     During the nine months ended September 30, 1995, the Company acquired two orthotic and prosthetic companies and certain assets of another O&P company. The aggregate purchase price was $390,000 comprised of $215,000 in cash and $175,000 in promissory notes. The cash portion of the purchase prices for these acquisitions was borrowed under the Company's revolving credit facility.

                  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                      For the Nine               For the Three
                                                      Months Ended               Months Ended
                                                      September 30,              September 30,
                                                     --------------             --------------
                                                     1995     1994              1995     1994
                                                     ----     ----              ----     ----
Net sales                                            100.0%   100.0%            100.0%   100.0%
Cost of products and services sold                    46.9     45.6              47.3     44.3
Gross profit                                          53.1     54.4              52.7     55.7
Selling, general & administrative
    expenses                                          36.7     41.0              35.1     39.1
Depreciation and amortization                          3.9      4.8               3.5      4.3
Amortization of excess cost over net
    assets acquired                                    1.3      1.4               1.3      1.3
Income from operations                                11.2      7.2              12.9     11.0
Interest expense                                       4.0      3.4               3.9      3.4
Provision for income taxes                             2.9      1.6               3.6      3.3
Loss from discontinued operations and
    sale of assets                                               .9                        2.1
Net income                                             4.1      1.0               5.1      1.9


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

     NET SALES

     Net sales for the nine months ended September 30, 1995 amounted to approximately $39,111,000, an increase of approximately $2,437,000, or 6.6%, over net sales of approximately $36,674,000 for the nine months ended
September 30, 1994. The increase was primarily a result of an increase of $1,888,000, or an increase of 6%, in net sales attributable to patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales"). Of the $1,888,000 increase in Internal Base Net Sales, $1,627,000, or an increase of 6.7%, was attributable to patient care centers and $261,000 was attributable to the Company's manufacturing and distribution activities. The balance of the increase in net sales was attributable to O&P patient care centers and facilities acquired by the Company in late 1994 and 1995. The increase of $2,437,000 in net sales occurred notwithstanding the sale or closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the restructuring (the "Restructuring") announced by the Company in March 1995. These nine centers accounted for net sales of $1,389,000 during the first nine months of 1994 compared with only $75,000 in the first nine months of 1995. The non-recurring charges associated with the Restructuring were recorded during the fourth quarter of 1994.

     GROSS PROFIT

     Gross profit for the first nine months of 1995 increased by approximately $811,000, or 4.1% over the prior year's comparable period. Gross profit as a percent of net sales remained constant for the comparable periods.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the first nine months ended September 30, 1995 decreased by approximately $689,000, or 4.6%, compared to the first nine months of 1994. In addition to decreasing in dollar amount, selling, general and administrative expenses as a percent of net sales decreased to 36.7% for the nine months ended September 30, 1995 from 41.0% of net sales for the nine months ended September 30, 1994. The decrease in selling, general and administrative expenses as a percent of net sales resulted primarily from the increase in Internal Base Net Sales while selling, general and administrative expenses decreased. The decrease in selling, general and administrative expenses was primarily a result of cost reduction efforts initiated in late 1994 in connection with the Restructuring.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the first nine months ended September 30, 1995 amounted to approximately $4,381,000, an increase of $1,762,000, or 66.9%, over the prior year's comparable period. In addition to increasing in dollar amount, income from operations as a percent of net sales increased from 7.2% in the nine months ended September 30, 1994 to 11.2% in the nine months ended September 30, 1995.

     INTEREST EXPENSE

     Interest expense for the first nine months of 1995 amounted to approximately $1,546,000, an increase of approximately $315,000, or 25.6%, over the $1,231,000 of interest expense incurred in the nine months of 1994. In addition, interest expense as a percent of net sales increased from 3.4% for the nine months ended September 30, 1994 to 4.0% for the nine months ended September 30, 1995. The increase in interest expense was primarily attributable to indebtedness incurred in connection with the acquisition of O&P patient care centers and facilities acquired subsequent to September 30, 1994 and the increase in the Bank's prime rate.

     INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 1995 amounted to approximately $1,141,000 as compared to a $594,000 for the nine months ended September 30, 1994.

     NET INCOME

     As a result of the above, the Company recorded net income of $1,588,000, or $.19 per share, in the first nine months of 1995, compared to net income of $379,000, or $.05 per share, in the first nine months of 1994.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

     NET SALES

     Net sales for the three months ended September 30, 1995, amounted to approximately $13,550,000, a decrease of approximately $180,000, or 1.3%, from net sales of approximately $13,730,000 for the three months ended September 30, 1994. The decrease in net sales was attributable to the sale or closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the restructuring (the "Restructuring") announced by the Company in March 1995. These nine centers accounted for net sales of $529,000 during the three months ended September 30, 1994 compared with no sales during the three months ended September 30, 1995. The non-recurring charges associated with the Restructuring were recorded during the fourth quarter of 1994. Excluding the net sales of such discontinued operations, net sales in the third quarter of 1995 increased approximately $400,000, or 3%, over the prior year's comparable quarter. Such sales growth was primarily a result of new patient care center openings after the third quarter of 1994.

    Gross Profit

         Gross profit in the three months ended September 30, 1995 decreased by approximately $499,000, or 6.5%, from the prior year's comparable quarter. Gross profit as a percent of net sales decreased from 55.7% to 52.7% for the comparable periods.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses in the three months ended September 30, 1995 decreased by approximately $604,000, or 11.3%, compared to the three months ended September 30, 1994. Selling, general and administrative expenses as a percent of net sales decreased to 35.1% in the three months ended September 30, 1995 from 39.1% for the last year's comparable period. This decrease in selling, general and administrative expenses as a percent of net sales resulted primarily from the increase in sales while selling, general and administrative expenses decreased.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the three months ended September 30, 1995 amounted to approximately $1,746,000, an increase of $233,000, or 15.4%, from the prior year's comparable quarter. Income from operations as a percent of net sales, increased to 12.9% in the third quarter of 1995 from 11.0% for the prior year's comparable period.

     INTEREST EXPENSE

     Interest expense in the third quarter of 1995 amounted to approximately $529,000, an increase of approximately $67,000, or 14.6%, from the $461,000 of interest expense incurred in the third quarter of 1994. Interest expense as a percent of net sales also increased to 3.9% from 3.4% for the same period a year ago. The increase in interest expense is primarily a result of indebtedness incurred in connection with acquisitions consummated subsequent to September 30, 1994 and an increase in the Bank's prime rate.

     INCOME TAXES

     The provision for income taxes for the quarter ended September 30, 1995 was $488,000 compared to $454,000 for the quarter ended September 30, 1994.

     NET INCOME

     As a result of the above, the Company recorded net income of $687,000, or $.08 per share, in the quarter ended September 30, 1995, compared to net income of $268,000, or $.03 per share, in the quarter ended September 30, 1994.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at September 30, 1995 was approximately $19.8 million. Cash available at that date was approximately $1,070,000. Net cash provided by operations for the nine months ended September 30, 1995 was $2,461,000. The Company's cash resources available during the first nine months of 1995 were satisfactory to meet its obligations.

     The Company's total long-term debt at September 30, 1995, including a current portion of approximately $2.1 million, was approximately $25.2 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii) $13.0 million borrowed under the Company's $13.0 million revolving credit facility with NationsBank, N.A. (the

"Bank"); (iv) a total of $4.8 million in term loans borrowed from the Bank and
(v) approximately $2.7 million of other indebtedness.

     Under the terms of the Financing and Security Agreement, as amended, between the Bank and the Company (the "Financing Agreement"), the Bank currently provides a $13.0 million revolving credit facility (the "Revolving Credit Facility"), which reflects a reduction from its original amount of $13.5 million. The Revolving Credit Facility bears interest, at the Company's option, at either a fluctuating rate equal to the Bank's prime lending rate plus .25% or a fixed rate equal to the three-month London InterBank Offered Rate ("LIBOR") plus 2.5%. On June 30, 1995, the Company made a mandatory curtailment payment of $250,000 to the Bank to reduce the maximum amount of the Revolving Credit Facility from $13.5 million to $13.25 million. On October 2, 1995, the Company and the Bank entered into Amendment No. 8 to the Financing Agreement which memorialized the prior understanding between the Bank and the Company to reduce the mandatory curtailment payment by the Company under the Revolving Credit Facility from a $1.0 million curtailment to a $250,000 curtailment at September 30, 1995. On September 30, 1995, the Company made such mandatory curtailment payment of $250,000 to the Bank to reduce the maximum amount of the Revolving Credit Facility from $13.25 million to its current amount of $13.0 million. On November 13, 1995, the Company and the Bank agreed to the terms of Amendment No. 9 to the Financing Agreement, which will (i) eliminate the previously required mandatory curtailment payments of the Revolving Credit Facility of $250,000 at each of December 31, 1995 and March 31, 1996 and (ii) extend the expiration date of the Revolving Credit Facility from September 30, 1996 to June 30, 1997.

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

     During the first nine months of 1995, the Company acquired two orthotic and prosthetic companies and certain assets of another O&P company. Negotiations relating to those acquisitions commenced prior to the Restructuring. The total purchase price of the acquisitions effected during that period was $390,000, of which $215,000 was paid in cash and $175,000 was financed through seller notes. The cash paid to effect such acquisitions was borrowed under the Revolving Credit Facility established between the Company and the Bank.

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


                                            HANGER ORTHOPEDIC GROUP, INC.



Date:    November 14, 1995                  /s/IVAN R. SABEL
                                            ------------------
                                            Ivan R. Sabel
                                            Chief Executive Officer



Date:    November 14, 1995                  /s/RICHARD A. STEIN
                                            -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer