Form 10-K
period 1995-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1996-03-28
CIK 722723

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1995

                                       OR

/  /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________ to _______________.

                         Commission File Number 1-10670

                        HANGER ORTHOPEDIC GROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter.)

                 Delaware                                                                         84-0904275
------------------------------------------------                                     ----------------------------------
(State or other jurisdiction of                                                               (I.R.S. Employer
  incorporation or organization)                                                              Identification No.)

                 7700 Old Georgetown Road, Bethesda, MD                                             20814
-----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                          (Zip Code)

Registrant's phone number, including area code:            (301) 986-0701
                                                   ----------------------------


Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Securities registered pursuant to section 12(g) of the Act: None.

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                             -----    -----

                 The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of February 23, 1996 by non-affiliates of the registrant was $20,757,984 based on the $3.25 closing sale price of the Common Stock on the American Stock Exchange on such date.

                 As of February 23, 1996, the registrant had 8,290,544 shares of its Common Stock issued and outstanding.

                 Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

                      DOCUMENTS INCORPORATED BY REFERENCE

                 The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I


ITEM 1.  BUSINESS.

Introduction

                 Hanger Orthopedic Group, Inc. ("Hanger" or the "Company") is one of the nation's largest practice management companies in the orthotic and prosthetic ("O&P") rehabilitation industry. In addition to providing O&P patient care services through its operating subsidiaries, Hanger also manufactures and distributes components and finished patient care products to the O&P industry. Hanger's largest subsidiary, J. E. Hanger, Inc. ("JEH"), was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States.

                 Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices such as knee, spinal, neck and cervical braces and foot orthoses, that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders.

                 The Company manages O&P patient care practices. Care of O&P patients is part of a continuum of rehabilitation services from diagnosis to treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined, the physician, generally an orthopedic surgeon, vascular surgeon or physiatrist, refers a patient to one of Hanger's patient care centers for treatment. A Hanger practitioner then consults with both the referring physician and the patient to formulate the prescription for and design of an orthotic or prosthetic device to meet the patient's needs.

                 The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices fitted by Hanger's practitioners are custom designed and fabricated by skilled practitioners who can balance fit, support and comfort. Of the orthotic devices provided by Hanger, approximately one-half are custom designed, fabricated and fitted and the other half are prefabricated but custom fitted.

                 Custom devices are fabricated by the Company's skilled technicians using the castings, measurements and designs made by the practitioner. Technicians use advanced materials and technologies to fabricate a custom device under stringent quality assurance guidelines. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. A program of scheduled follow-up and maintenance visits is used to provide post-fitting treatment, including adjustments or replacements as the patient's physical condition and lifestyle changes. Generally, the useful life of most custom designed and fabricated O&P devices ranges from three to five years.

                 A substantial portion of Hanger's O&P services involves treatment of a patient in a non-hospital setting, such as one of Hanger's patient care centers, a physician's office, an out-patient clinic or other facilities. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prostheses. Hanger's distribution division allows its personnel faster access to the products needed to fabricate devices for patients. This is accomplished at competitive prices, as a result of direct purchases by the Company's distribution division from manufacturers. As a result of faster access to products, the length of a patient's treatment in the hospital can be reduced, thereby contributing to healthcare cost containment.

                 Each of the Company's patient care centers is closely supervised by one or more Certified Practitioners, which enables the Company to assure the highest quality of services and patient care satisfaction. Hanger currently employs 313 patient care practitioners, of whom 98 are Certified Practitioners or candidates for formal certification by the American Board of Certification in Orthotics and Prosthetics. The balance of the Company's patient care practitioners are highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

                 The O&P practices currently managed by the Company provide O&P services through patient care centers in Alabama, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Kentucky, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Mexico, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wyoming. Hanger also manufactures a number of specialized O&P components and finished patient care products at its manufacturing facilities in Florida, Illinois, Maryland and New York and maintains a central distribution facility in Maryland.

                 The Company was originally incorporated under Colorado law in March 1983. It initially engaged in activities other than its current line of business, which activities were discontinued during 1986 when the Company entered the O&P business. The Company changed its name to Sequel Corporation ("Sequel") in February 1986 and reincorporated under Delaware law in April 1988. On May 15, 1989, the Company acquired JEH in a transaction which was treated for accounting purposes as a reverse acquisition, i.e., as though JEH acquired Hanger. The Company changed its name to Hanger Orthopedic Group, Inc. in July 1989. The Company's executive offices are located at 7700 Old Georgetown Road, Bethesda, Maryland 20814. Its telephone number is (301) 986-0701. Hanger is a holding company which transacts business through its subsidiaries. Unless the context otherwise requires, all references herein to Hanger include its subsidiaries.

THE MARKET FOR ORTHOPEDIC REHABILITATION SERVICES

                 In addition to O&P patient care practice management, the Company is engaged in O&P product manufacturing and distribution activities. The O&P industry in the United States, including patient care services, manufacturing and distribution, is estimated to generate $1 billion in sales annually. Of that amount, an estimated $700 million is attributed to the patient care services sector, a highly fragmented market with over 2,740 Certified Practitioners and 1,230 certified O&P facilities, generally operated as small group practices. The Company believes that the demand for orthopedic rehabilitation is increasing at a rapid rate due to a combination of the following factors:

                 - Growing Elderly Population. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. The elderly require orthopedic rehabilitation more frequently than younger age groups. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility and improved technology and devices they are expected to seek orthopedic rehabilitation services more often.

                 - Cost-effective Reduction in Hospitalization. As public and private payors encourage reduced hospital admissions and reduced length of stay, out-patient rehabilitation is in greater demand. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. The Company believes that significant cost savings can be achieved through the early use of O&P services. The provision of O&P services in many cases reduces the need for more expensive treatment modalities, thus representing a cost savings to the third-party payor.

                 - Growing Physical Health Consciousness. There is a growing emphasis on physical fitness, leisure sports and conditioning, such as running and aerobics, which has led to increased injuries requiring orthopedic rehabilitative services and products. In addition, as the current middle-age population ages, it brings its more active life-style and accompanying emphasis on physical fitness to the over-65 age group. These trends are evidenced by the increasing demand for new devices which provide support for injuries, prevent further or new injuries or enhance physical performance.

                 - Advancing Technology. The range and effectiveness of treatment options have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled the industry to produce more new O&P products, which provide greater comfort, protection and patient acceptability. Therefore, treatment can be more effective and of shorter duration, contributing to greater mobility and a more active lifestyle for the patient. Orthotic devices are more prevalent and visible in many sports, including but not limited to skiing.

                 - Need for Replacement and Continuing Care. Because the useful life of most custom fitted and fabricated O&P devices is approximately three to five years, such devices need retrofitting and replacement. There is also an attendant need for continuing patient care services, which contributes to the increasing demand for orthopedic rehabilitation.

BUSINESS STRATEGY

                 The Company's business strategy is to significantly expand its O&P practice management presence in the patient care services segment of the O&P industry, which is a highly fragmented market with over 2,740 Certified Practitioners and 1,230 certified O&P facilities in the United States. Most of these facilities operate as small group practices. The Company's strategy involves: (i) broadening the Company's presence in targeted geographic areas through a program of selected acquisitions; (ii) expanding and improving O&P practice management operations at existing and acquired patient care facilities through more efficient operating practices and the use of professional marketing programs not generally utilized in the O&P industry; (iii) increasing in the manufacturing and distribution of O&P components and products used by others in the O&P industry as well as by its own patient care centers; (iv) opening new patient care centers in existing markets including centers within rehabilitation hospitals; (v) developing contract business with managed care organizations, including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"); and (vi) developing a proprietary referral network between selected O&P service providers and the Company's contract business with managed care organizations. See "Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ACQUISITION STRATEGY

                 The Company considers both operating and financial factors in evaluating prospective acquisitions. Operating factors include Hanger's emphasis on high standards of professionalism and patient care and the presence of Certified Practitioners at each of its facilities. Financial factors include historical earnings and cash flow history and the projected benefits of applying Hanger's management, marketing, information systems and other operational programs, such as access to its manufacturing and wholesale distribution facilities, to the acquired company's business. Hanger's acquisition criteria also include the retention and support of the existing management of the acquired company, typically through the use of employment contracts, non-compete agreements and incentive programs. In evaluating acquisitions in geographic areas where the Company has an established presence, Hanger targets businesses that complement its existing network of patient care centers. In locations where the Company has not yet established a presence, the Company generally focuses on strong regional businesses which have multiple patient care centers and experienced practitioners. The Company also reviews the operational and financial performance of its acquisitions to determine whether to maintain or dispose of any such acquisition. In the event an acquisition performs at levels which meet or exceed the operational and financial standards of the Company, then such acquisition will be maintained by the Company. However, in the event an acquired operation performs at levels which are below the operational and financial standards of the Company, even after sufficient remedial efforts have been applied, then such operation will be sold or closed by the Company.

                 The Company also plans to expand its contractual relationships with large rehabilitation hospitals pursuant to which Hanger operates such facilities' O&P patient care centers. In 1989, the Company commenced the provision of all in-patient O&P services to patients of The Rusk Institute of Rehabilitation Medicine at the New York University Medical Center. In 1990, by virtue of its acquisition of Scott Orthopedics, Inc. ("Scott"), the Company commenced provision of all O&P services to the patients of the Rocky Mountain Regional Spinal Injury Center of the Craig Hospital in

Colorado. In March 1992, the Company commenced a similar service with the Harmarville Rehabilitation Center in Pennsylvania.

OPERATIONAL STRATEGY

                 The Company's O&P practice management operational strategy includes the continued development and implementation of programs designed to enhance the efficiency of its consolidated clinical practices. These programs permit its Certified Practitioners to allocate a greater portion of their time to patient care activities by reducing the administrative responsibilities of operating the business. Such programs include: (i) sales and marketing initiatives designed to attract new patient referrals through established relationships with physicians, therapists, employers, managed care organizations, such as HMOs and PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems designed to improve efficiencies of administrative and operational functions under guidelines of the Company's patient care centers;
(iii) professional educational programs for practitioners emphasizing state-of-the-art developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the regional centralization of fabrication and purchasing activities which provides overnight access to component parts and products at prices that are typically 20% lower than traditional procurement methods; and (v) the acquisition of state-of-the-art equipment which is financially more difficult for smaller, independent facilities to obtain. Management believes that the programs which have been created by the Company to enhance its operational strategy have made the Company attractive to clinical practices, which enhances the Company's ability to expand through acquisitions.

SALES AND MARKETING

                 The Company believes that the application of modern sales and marketing techniques is a key element of its O&P practice management business strategy. While patient referrals have always been a source of new business, historically there has been an absence of a comprehensive sales and marketing effort in the patient care segment of the O&P industry. The success of an O&P business has been largely a function of its local reputation for quality of care, responsiveness and length of service in the community. This is due primarily to the fragmented nature of the industry, with individual practitioners relying almost exclusively on referrals from local physicians or physical therapists.

                 Hanger's patient care marketing efforts are managed by a Vice President of Marketing hired in 1992 and are directed toward referring physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local, regional and national basis. While specialized physicians, such as orthopedic and vascular surgeons and physiatrists, have been principal referral sources, regional and national third-party payors such as managed care organizations, including HMOs and PPOs, have grown important as sources of patient referrals. Hanger has also targeted other rehabilitation professionals in the continuum of care for O&P patients, including physical therapists, orthopedic nurses and technicians and other professionals. Hanger employs personnel whose responsibilities include the solicitation of new business from these referral sources. The Company has been successful in procuring the approval of broad-based managed care plans and other institutional healthcare providers and payors. As part of this effort, the Company employed a Vice President of Contract Services in 1993 whose primary responsibility is to develop and implement new marketing techniques directed toward such managed-care plans and other institutional healthcare providers and payors.

                 Although referrals are instrumental in establishing initial contact with patients, the Company's O&P practice management policies continue to emphasize the primary importance of its service to its patients. Hanger believes that it is important to develop the doctor/patient relationship in order to properly meet the needs of the patient, ensure the patient's satisfaction with the O&P device and establish a long-term relationship between the doctor and patient in order for the patient to understand adequately the rehabilitation program, which is attendant to regaining mobility, and the proper maintenance of the O&P device to ensure ongoing performance of the brace or device. The patient orientation of Hanger's services are designed to ensure the patient's return to Hanger for his or her orthotic or prosthetic needs.

ACQUISITIONS

                 The following table sets forth information regarding the O&P businesses which the Company has acquired since 1986:

Name of Acquired Company                           Year
(Year Commenced Business)                          Acquired                  O&P Patient Care Centers and Facilities
---------------------------------------------      --------         -----------------------------------------------------------
                                                                    State              Number         Cities
                                                                    -----              ------         ------
Capital Orthopedics, Inc. (1968)                   1986             Maryland           2              Bethesda
                                                                                                      Gaithersburg
                                                                    Virginia           1              Vienna (1)
                                                                    West Virginia      1              Martinsburg (1)
Greiner and Saur Orthopedics, Inc.
  (1897)                                           1986             Pennsylvania       4              Broomall
                                                                                                      Philadelphia (two)
                                                                                                      Reading

R&G Orthopedics, Inc. (1949)                       1988             Washington, D.C.   1              Washington, D.C.

J. E. Hanger, Inc. (1861)                          1989             California         4              Monterey (1)
                                                                                                      San Jose (1)
                                                                                                      Santa Teresa (1)
                                                                                                      Salinas (1)
                                                                    Washington, D.C.   2              Washington, D.C. (two)
                                                                    Maryland           2              Baltimore
                                                                                                      Forestville (2)
                                                                    Massachusetts      1              Brighton (1)(5)
                                                                    New York           3              Kenmore
                                                                                                      New York (two) (3)
                                                                    No. Carolina       2              Raleigh
                                                                                                      Rocky Mount (1)
                                                                    Pennsylvania       2              Philadelphia
                                                                                                      Pittsburgh (3)

Name of Acquired Company                           Year
(Year Commenced Business)                          Acquired                  O&P Patient Care Centers and Facilities
---------------------------------------------      --------         ---------------------------------------------------
                                                                    State              Number         Cities
                                                                    -----              ------         ------
                                                                    Virginia           3              Newport News
                                                                                                      Portsmouth
                                                                                                      Richmond
                                                                    West Virginia      4              Beckley (1)
                                                                                                      Charleston
                                                                                                      Clarksburg (1)
                                                                                                      Morgantown

Amsterdam Brothers, Inc. (1919)                    1989             Delaware           1              Wilmington

Nulty-Coggins, Inc. (1928)                         1989             Pennsylvania       1              Philadelphia

Zielke Orthotics and Prosthetics, Inc.
  and affiliated company (1945)                    1989             Pennsylvania       2              Lancaster
                                                                                                      York

Schumacher Orthopedic
  Appliances, Inc. (1958)                          1989             Connecticut        2              Wallingford
                                                                                                      Woodbridge
                                                                    Massachusetts      1              Worcester (1)

Summit Health Care
  Group, Inc. (1987)                               1989             New Jersey         1              Voorhees (4)

Scott Orthopedics, Inc. and
  affiliated companies (1947)                      1990             Colorado           5              Boulder
                                                                                                      Denver
                                                                                                      Englewood
                                                                                                      Greeley
                                                                    New Mexico          1             Albuquerque

Manufacturing Division of
  Ralph Storrs, Inc. (1979)                        1990             Illinois            1             Kankakee

Lynchburg Orthopaedic
  Laboratory, Inc. (1954)                          1991             Virginia            1             Lynchburg

Memphis Orthopedic, an
  operation of Durr-Fillauer
  Medical, Inc. Orthopedic
  Division (1924)                                  1991             Tennessee           3             Memphis (two)
                                                                                                      Cordova (1)
                                                                    Mississippi         1             Corinth (1)

Dorsch Prosthetics and
  Orthotics, Inc. (1950)                           1991             New York            2             New York
                                                                                                      Elmsford (4)

Metro Orthopedic Appliances,
  Inc. (1972)                                      1991             Maryland            1             Landover Hills

Name of Acquired Company                           Year
(Year Commenced Business)                          Acquired                  O&P Patient Care Centers and Facilities
---------------------------------------------      --------         ---------------------------------------------------
                                                                    State              Number         Cities
                                                                    -----              ------         ------
Northeast Paramedical
  Industries, Inc. (1971)                          1991             Maryland           -              Forestville (2)
                                                                    New York           -              New York (2)

York Prosthetics, Inc. (1980)                      1992             Kentucky           1              Paducah
                                                                    Tennessee          1              Union City (5)

Bay Orthopedics, Inc. (1981)                       1992             California         1              San Mateo

Norton Shoes (1938)                                1992             Colorado           1              Colorado Springs

Metzgers Orthopaedic
  Services, Inc. (1932)                            1992             California         2              Cypress (4)
                                                                                                      Long Beach (4)

DOBI-Symplex, a division of
  Caretenders Health Corp. (1982)                  1992             Florida            1              Orlando

Raiford's Shoes, Inc. (1948)                       1992             Tennessee          1              Memphis

Advanced Orthopedic Appliance
  Company and Rehab Resources
  Orthotics and Prosthetics,
  operations of a subsidiary of
  Caretenders Health Corp. (1986)                  1992             Alabama            2              Birmingham
                                                                                                      Decatur

AO Artificial Limb, Inc. and
  Dallas Prosthetic and
  Orthotic Center, Inc. (1973)                     1992             Texas              4              Fort Worth (two)
                                                                                                      Dallas
                                                                                                      Denton (1) (4)

Kinetics Engineering (1970)                        1992             Colorado           1              Pueblo

Rehab Systems, Inc. (1984)                         1992             California         1              Long Beach (4)

Lenox Hill, an operation of
  Minnesota Mining and
  Manufacturing Company
  ("3M") (1961)                                    1992             New York           1              Long Island City

Anne Arundel Orthopaedics, Inc.
  (1977)                                           1993             Maryland           2              Annapolis
                                                                                                      Hughesville

Billings Orthopaedic, Inc. (1947)                  1993             Montana            2              Billings
                                                                                                      Bozeman
                                                                    Wyoming            1              Thermopolis (1)

Name of Acquired Company                           Year
(Year Commenced Business)                          Acquired                  O&P Patient Care Centers and Facilities
---------------------------------------------      --------         ---------------------------------------------------
                                                                    State              Number         Cities
                                                                    -----              ------         ------
Certified Orthopedics, Inc. (1989)                 1993             California         1              Orange (4)

Winter Park Orthotics &
  Prosthetics, Inc. (1987)                         1993             Florida            1              Winter Park

Billings Comfort Shoes, Inc. (1984)                1993             Montana            1              Billings

Institute for the Advancement
  of Prosthetics, Inc. (1978)                      1993             Michigan           3              Lansing
                                                                                                      Jackson (1)
                                                                                                      Ann Arbor (1)

Columbia Brace Shop, Inc. (1929)                   1994             South Carolina     2              Columbia
                                                                                                      Florence (1)
                                                                                                      No. Charleston (1)

Orthotic & Prosthetic Division
  of M-D Medical, a division of
   Health Industries, Inc. (1975)                  1994             Arizona            4              Phoenix
                                                                                                      Scottsdale
                                                                                                      Sun City
                                                                                                      Tucson (1)

J.E. Hanger, Inc. of New England                   1994             Massachusetts      1              Boston
  (1966)

Pedi-Mac Shoe Company, Inc.
  (1946)                                           1994             Massachusetts      1              Boston

Gulf Coast Orthopaedic Supply, Inc.                1995             Florida            1              Ft. Myers

Summit Prosthetics and Orthotics                   1995             Montana            1              Great Falls
                                                                                     ---
                                                                    Total...........  93 (4)
                                                                                     ===

(1)              Opened Monterey in January 1992; San Jose in October 1992;
                 Beckley in November 1992; Santa Teresa in March 1993; Portsmouth, Virginia in November 1993, Bozeman and Cordova in September 1993; Salinas in December 1993; Clarksburg, Denton and St. Louis in January 1994; Corinth and Florence in February 1994; Martinsburg in September 1994; Rocky Mount, Thermopolis, Jackson and Ann Arbor in June 1994; Charleston and Tucson in September 1994; Brighton in June 1994; Santa Clara in September 1994. Vienna Virginia in May 1995, Washington, D.C. in June 1995 and Worcester, Massachusetts in April 1995.

(2) The Company's central distribution facility was opened at this location in Maryland in August 1991 as a result of the combination of the Company's existing distribution division, Washington Prosthetic Services, and the inventory and certain other assets of Northeast Paramedical Industries, Inc., a distributor of components for O&P devices, that were purchased by the Company and moved from New York to its central distribution facility in Maryland. In 1992, the Company closed its sales office in New York and moved it to Forestville, Maryland.

(3) Operations commenced at one of the New York City locations pursuant to an agreement, effective July 1989, with New York University Medical Center to provide all in-patient O&P services to patients of The Rusk Institute of Rehabilitation Medicine. Operations at the Pittsburgh location commenced in March 1992 pursuant to an agreement with the Harmarville Rehabilitation Center to provide O&P services to its patients.

(4) In 1995, the Company closed the following offices or sold the assets relating to the following operations: Denton in January 1995; Santa Clara in February 1995; Long Beach, Cyprus and Orange in March 1995; Voorhees in July 1995 and Elmsford in November 1995.

(5) In 1992, the Company moved its Madison, Kentucky office to Union City, Tennessee. In June 1994, the Company moved one of its Boston, Massachusetts offices to Brighton, Massachusetts.

                 The Company continues to be engaged in discussions with prospective acquisition candidates and with several other O&P companies relating to the Company's possible acquisition of their patient care centers. The Company's investigations of such other companies' affairs are in their formative stages and no final representations can be made as to whether, when or on what terms such possible acquisitions will be effected.

MANUFACTURING AND DISTRIBUTION

                 In addition to on-site fabrication of custom devices incidental to the services rendered at its O&P patient care centers, Hanger also manufactures a number of non-customized orthotic components and finished patient care products at DOBI-Symplex, Inc. ("DOBI-Symplex"), a facility in Orlando, Florida, a Ralph Storrs, Inc. facility in Kankakee, Illinois, a Lenox Hill facility in Long Island City, New York and an Ortho-Mold facility in Forestville, Maryland. The principal products manufactured are pre-fabricated and custom-made spinal orthoses as well as a custom and off-the-shelf Precision Fit derotation knee braces. These products are supplied to Hanger's patient care centers, as well as sold to unaffiliated O&P patient care facilities. For the years ended December 31, 1991, 1992, 1993, 1994 and 1995 sales of products manufactured by the Company accounted for 7% ,10%, 18%, 18% and 16%, respectively, of Hanger's historical net sales.

                 O&P Express, a division of JEH located in Forestville, Maryland, is primarily engaged in the distribution of O&P products, a majority of which are manufactured by others and distributed by O&P Express primarily to others in the O&P industry. The O&P Express facility inventories over 20,000 items. For the years ended December 31, 1991, 1992, 1993, 1994 and 1995 revenues attributable to distribution by O&P Express accounted for 6%, 6%, 5%, 4% and 5%, respectively, of Hanger's historical net sales.

                 Marketing of Hanger's manufactured products and distribution services is conducted on a national basis, primarily through catalogues and through exhibits at industry and medical meetings and conventions. Hanger directs specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists, and also directs its broad-based marketing to the O&P industry.

                 The Company's manufacturing activities and capabilities were expanded with the acquisition of Ralph Storrs, Inc. ("Storrs") in November 1990. Storrs' revenues are derived primarily from the manufacture of orthotic devices. One such device is a hyperextension brace for lumbar and thoracic spinal support which Storrs holds a United States patent which expires in 1996. Another orthopedic device, for which Storrs manufactures the brace components pursuant to what was a requirements arrangement with the patent holder, is an internationally recognized derotation knee orthosis, and which business Hanger acquired on December 31, 1992 from Minnesota Mining and Manufacturing Company ("3M"). See "Acquisitions."

                 To provide timely custom fabrication and service to its patients, the Company employs technical personnel and maintains laboratories at each of its patient care centers. Hanger also maintains several larger, fully staffed central fabrication facilities to service its patient care centers. These centrally-located facilities enable Hanger to fabricate those O&P products which are more easily produced in larger quantities and in a more cost effective manner, as well as serving as an auxiliary production center for products normally fabricated at individual patient care centers. The Company believes that the laboratories in its patient care centers are critical for the provision of patient care services.

                 DOBI-Symplex is engaged primarily in the manufacture and distribution of plastic spinal orthotic devices. Its activities include: (i) the fabrication of custom-made plastic orthotic devices from patient molds and/or measurements, which account for approximately 80% of its annual revenues; (ii) the manufacture of prefabricated plastic orthotic devices that are mass-produced and sold to distributors and patient care providers, which account for approximately 15% of its annual revenues; and (iii) the fabrication of custom-made prosthetic devices. A significant product manufactured and sold by DOBI-Symplex is the custom-made Charleston Bending Brace, an orthotic device designed for nocturnal use to correct spinal curvature in adolescents.

                 On December 31, 1992, DOBI-Symplex, as a wholly-owned subsidiary of the Company, acquired from 3M substantially all of 3M's assets relating to the custom derotation knee brace business primarily known in the O&P industry as the "Lenox Hill" derotation knee brace. The purchase of 3M's Lenox Hill derotation knee brace business complements the manufacturing activities of DOBI-Symplex, which include the fabrication of custom-made plastic orthotic devices and the manufacture of pre-fabricated plastic orthotic devices. Storrs, another subsidiary of the Company, has, since 1980, manufactured and sold metal components used by Lenox Hill in its custom knee brace manufacturing activities.

                 On September 1, 1993, DOBI-Symplex purchased from 3M substantially all of 3M's assets relating directly and solely to its off-the-shelf Precision-Fit knee brace business. The purchase of the off-the-shelf Precision-Fit knee brace business compliments the custom Lenox Hill derotation knee brace business.

                 On April 15, 1994, the Company acquired from Brunswick Medical Corporation substantially all the assets relating to the custom fitted thermo-plastic spinal brace business primarily known as Ortho-Mold. The purchase of the Ortho-Mold business complements the manufacturing activities of DOBI-Symplex, which includes the pre-fabricated plastic insert to the Ortho-Mold product.

Patient Reimbursement Sources

                 The principal reimbursement sources for Hanger's O&P services are: (i) private payor/third-party insurer sources which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation and similar sources; (ii) Medicare, which is a Federally funded health insurance program providing health insurance coverage for persons age 65 or older and certain disabled persons, and Medicaid, which is a health insurance program jointly funded by Federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, and which may supplement Medicare benefits for financially needy persons aged 65 or older; and (iii) the United States Veterans Administration, with which Hanger has entered into contracts to provide O&P services.

                 Medicare, Medicaid, the United States Veterans Administration and certain state agencies have set maximum reimbursement levels for payments for O&P services and products. The healthcare policies and programs of these agencies have been subject to changes in payment and methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

                 The Company provides O&P services to eligible veterans pursuant to several contracts with the United States Veterans Administration. The United States Veterans Administration establishes rates for reimbursement for itemized products and services under contracts, which expire in March 1996, with the option to renew for a one year period. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use the Company's products and services. The Company has been awarded United States Veterans Administration contracts in the past and expects that it will obtain additional contracts when its present agreements expire.

                 The Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990"), which was enacted on November 5, 1990, provides for the separate treatment of O&P reimbursement and the general category of durable medical equipment ("DME") reimbursement for Medicare purposes. Previously, O&P devices were included within the DME category which failed to acknowledge the fact that O&P devices are custom fabricated and subjected O&P to the same budget reductions that were applicable to DME. The separate recognition of O&P for Medicare reimbursement purposes will enable O&P to have its own budget estimates and administration process in connection with the regulatory activities of the United States Health Care Financing Administration ("HCFA"). Pursuant to OBRA 1990, HCFA has established separate professional O&P fee schedules that generally reflect the cost of O&P services. Effective January 1, 1992, HCFA commenced the regionalization of O&P fee schedules whereby regional fee schedule averages may not exceed 125% of the national fee schedule average. The Company believes that OBRA 1990's separation of O&P from DME for Medicare reimbursement purposes will not adversely affect the Company.

Competition

                 The O&P industry is highly fragmented, with approximately 1,230 certified facilities providing patient care services in the United States. There are also several regional and multi-regional competitors which operate a number of patient care centers. The competition among O&P patient care centers is primarily for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. In addition to O&P facilities, Hanger competes with other providers of O&P services, such as hospitals, physicians and therapists. The Company believes that distinguishing competitive factors in the O&P industry are quality and timeliness of patient care, service to the customer and referring source and, to a lesser degree, charges for services. While the Company believes it is one of the largest suppliers of O&P services in the U.S., certain competitors may have greater financial and personnel resources than Hanger. Hanger competes with others in the industry for trained personnel. To date, however, Hanger has been able to achieve its staffing needs and has experienced a relatively low turnover rate of employees.

                 The Company has not encountered significant competition to date in the identification and acquisition of O&P businesses. However, no assurance can be given that such competition will not be encountered in the future.

Government Regulations and O&P Certification

                 Certain state and Federal agencies require that practitioners providing services to such agencies be certified by the American Board for Certification in Orthotics and Prosthetics (the "ABC"). Hanger's practitioners currently comply with all such requirements. Hanger provides services under various contracts to such Federal agencies. These contracts are subject to regulations governing Federal contracts, including the ability of the government to terminate for its convenience. Revenue from such contracts is not material to Hanger.

                 The Company's manufactured or fabricated devices are not subject to approval or review of the U.S. Food and Drug Administration nor are there any requirements for governmental certification of orthotists or prosthetists or accreditation of Hanger's facilities.

                 The ABC conducts a certification program for practitioners and an accreditation program for patient care centers. The minimum requirements for a Certified Practitioner are a college degree, completion of an accredited academic program, one year of staff experience at a patient care center under the supervision of a Certified Practitioner and successful completion of certain examinations. Minimum requirements for an ABC-accredited patient care center include the presence of a Certified Practitioner and specific plant and equipment requirements.

Employees

                 As of March 4, 1996, Hanger had 497 full-time employees. Of these employees, 313 are patient care practitioners. The balance are executive, sales and administrative personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Insurance

                 The Company currently maintains insurance of the type and in the amount customary in the orthopedic rehabilitation industry, including coverage for malpractice liability, product liability, workers' compensation and property damage. Hanger's general liability insurance coverage is at least $500,000 per incident. Based on the Company's experience and prevailing industry practices, Hanger believes its coverage is adequate as to risks and amount.

ITEM 2.  PROPERTIES.

                 During 1995, Hanger operated 93 patient care centers and facilities in 23 states and in Washington, D.C. Of these, ten centers are owned by Hanger. The remaining centers are occupied under leases expiring between the years of 1995 and 2002. Hanger believes that the centers leased or owned by it are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

                 Hanger also leases manufacturing and distribution facilities in Illinois, New York, Maryland and Florida, its corporate headquarters in Bethesda, Maryland and a corporate office in New Canaan, Connecticut. Several of Hanger's O&P related properties are pledged to collateralize debt incurred in connection with acquisitions made by Hanger. See Notes H and K to Hanger's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

                 Legal proceedings to which Hanger is subject arise in the ordinary course of business. Currently, Hanger is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The following table sets forth information regarding the Company's current executive officers:

                                                   Office with                       Appointed
         Name                  Age                 the Company                       to Office
         ----                  ---                 -----------                       ---------
Ivan R. Sabel, CPO             51                  Chairman of the Board, 1987
                                                   President, Chief Executive
                                                   Officer and Director

Richard A. Stein               36                  Vice President-Finance,              1987
                                                   Secretary and Treasurer

                 Ivan R. Sabel has been Chairman of the Board and Chief Executive Officer of Hanger since August 1995 and President since November 1987. Mr. Sabel also served as Chief Operating Officer of Hanger from November 1987 to August 1995. Prior to that time, Mr. Sabel was Vice President - Corporate Development since September 1986. From 1968 until joining Hanger in 1986,

Mr. Sabel was the founder and President of Capital Orthopedics, Inc. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a clinical instructor in orthopedics at Georgetown University Medical School in Washington, D.C., a member of the Board of Directors of the American Orthotic and Prosthetic Association, a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of the American Orthotic and Prosthetic Association and a former President of the American Board for Certification in Orthotics and Prosthetics.

                 Richard A. Stein has been Vice President - Finance, Secretary and Treasurer of Hanger since April 1987. Mr. Stein was also the President of Greiner & Saur Orthopedics, Inc., a subsidiary of the Company, from April 1987 until November 1989. Mr. Stein is a Certified Public Accountant and was employed by Coopers & Lybrand from September 1982 until he joined Hanger in 1987.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

                 The following table sets forth for the periods indicated the high and low closing sales prices per share for the Common Stock on the AMEX:

                               1994                                  High            Low
                          ---------------------------------------------------------------------
                          First Quarter                              $ 6.625         $ 5.750
                          Second Quarter                               5.875           4.125
                          Third Quarter                                4.375           3.250
                          Fourth Quarter                               4.125           2.625

                               1995                                  High            Low
                          ---------------------------------------------------------------------
                          First Quarter                              $ 3.250         $ 2.500
                          Second Quarter                               3.500           2.190
                          Third Quarter                                3.875           2.750
                          Fourth Quarter                               3.500           2.560

                   As of February 23, 1996 there were 500 holders of record of the Common Stock.

Dividend Policy

                 The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. Hanger plans to retain earnings for use in its business. The terms of Hanger's agreements with its financing sources and certain other agreements prohibit the payment of dividends on its Common Stock and Preferred Stock and such agreements will continue to prohibit the payment of dividends in the future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on Hanger's results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

                 The selected financial information presented below has been derived from the consolidated financial statements of the Company.

                                                                         SELECTED FINANCIAL STATEMENTS
                                                                    (In thousands, except per share data)

                                                                             Years Ended December 31,
                                                            ----------------------------------------------------------------

                                                               1991         1992          1993           1994          1995
                                                               ----         ----          ----           ----          ----
                 STATEMENT OF OPERATIONS DATA:

                 Net sales                                    $22,622       $32,406       $43,877         $50,300       $52,468
                 Gross profit                                  13,082        17,277        24,207          27,091        27,896
                 Selling, general & administrative              9,218        13,064        17,124          21,340        19,362
                 Depreciation and amortization                  1,502         2,100         2,655           3,137         2,691
                 Restructuring cost (1)                           ---           ---           ---             460           ---
                 Loss from disposal of assets (2)                 ---           ---           ---          (2,150)          ---
                 Income from operations                         2,362         2,113         4,428               4         5,843
                 Interest expense                              (2,122)       (1,279)       (1,167)         (1,746)       (2,056)
                 Income (loss) from operations
                   before taxes, extraordinary
                   item and accounting change                     240           807         3,221          (1,922)        3,680
                 Provision for income taxes                       204           487         1,626             358         1,544
                 Income (loss) from operations
                   before extraordinary item and
                   accounting change                               36           320         1,595          (2,280)        2,135
                 Income (loss) from discontinued
                   operations (3)                                  16           (35)         (105)           (407)          ---
                 Income (loss) before extraordinary
                   item and accounting change                      52           285         1,490          (2,687)          ---
                 Extraordinary loss on early
                   extinguishment of debt                        (676)       (1,139)          (23)            ---           ---
                 Cumulative effect of change in
                   accounting for income taxes                    ---           ---         1,190             ---           ---
                 Net income (loss)                            $  (624)      $  (854)      $ 2,655        $ (2,687)     $  2,135
                 INCOME (LOSS) PER COMMON SHARE:
                 Income (loss) before discontinued
                   operations and extraordinary item          $ (0.03)      $  0.03       $  0.19        $  (0.28)     $   0.26
                 Income (loss) from discontinued
                   operations                                     ---           ---         (0.01)          (0.05)          ---
                 Extraordinary loss on early
                   extinguishment of debt                       (0.15)        (0.15)          ---             ---           ---
                 Cumulative effect of change in
                   accounting for income taxes                    ---           ---          0.14             ---           ---
                                                           -----------    ---------     ---------     ------------   ----------

                 Net income (loss) per share (4)           $    (0.18)    $   (0.12)     $   0.32       $   (0.33)   $     0.26
                                                           ===========    ==========     ========       ==========   ==========
                 Weighted average number of common
                   shares outstanding used in computing
                   net income (loss) per share              4,587,000     7,565,000     8,344,000       8,290,000     8,290,000
                                                            =========     =========     =========       =========     =========

                                                                                      December 31,
                                           ----------------------------------------------------------------------------
                                            1991              1992             1993            1994            1995
Balance Sheet Data:
Working capital                            $ 4,689          $11,887          $ 15,738         $18,412           $20,622
Total assets                                30,287           47,996            56,571          61,481            61,800
Long-term debt                              10,150           14,970            19,153          24,330            22,925
Redeemable preferred stock                   1,278              194               212             232               254
Shareholders' equity                        13,408           28,564            31,681          29,178            31,291

                 (1) Restructuring costs recorded in 1994 are associated with the closing of unprofitable patient care centers. See Note F to the Company's consolidated financial statements.

                 (2) The loss from disposal of assets recorded in 1994 relates to the 1995 sale of the Company's southern California patient care centers. See Note D to the Company's consolidated financial statements.

                 (3) Loss from discontinued operations consists of the loss from discontinued operations and the sale of the discontinued operation of the Company's Apothecaries, Inc. subsidiary which was sold in 1994. See Note E to the Company's Consolidated Financial Statements.

                 (4) Net income (loss) per common share, which has been adjusted for preferred stock dividends, is computed on the basis of the weighted average number of shares of Common Stock issued and outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 Set forth below is a discussion of the results of the Company's operations for the years ended December 31, 1993, 1994 and 1995, and the Company's liquidity and capital resources at December 31, 1995. The discussion which follows should be read in conjunction with Hanger's Selected Consolidated Financial Statements and the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

                 Growth in net sales during the last three fiscal periods has been achieved principally through acquisitions and growth in net sales attributable to patient care centers and facilities that were in operation during the three periods. Gross profit as a percent of net sales has fluctuated between approximately 53% and 55% during these periods. Fluctuations in gross profit were a result of the timing of acquisitions and pricing pressures from managed care companies. Selling, general and administrative expenses have fluctuated between 37% and 42% as a percent of net sales. The decrease in general and administrative expenses as a percent of net sales in 1995 is primarily a result of implementing a plan to restructure its operations providing for the sale or closure of certain under-performing assets and focused plans to reduce overhead costs, including payroll and other operating costs. Interest expense has fluctuated between 2.7% and 3.9% as a percent of net sales due to an increase in bank debt used to consummate additional acquisitions in 1993 through 1995 and an increase in average interest rates.

                 The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                                         Historical
                                                                For the Years Ended December 31,
                                                            ---------------------------------------

                                                             1993  (1)        1994 (2)          1995 (3)
                                                            -----            -----              ----
Net Sales                                                   100.0%           100.0%           100.0%
Cost of products and services sold                           44.8             46.1             46.8
Gross profit                                                 55.2             53.9             53.2
Selling, general and administrative expenses                 39.0             42.4             36.9
Depreciation and amortization                                 4.7              4.8              3.8
Amortization of excess cost over net
  assets acquired                                             1.4              1.4              1.3
Restructuring cost                                                              .9
Loss from disposal of assets                                                   4.3
Income from operations                                       10.1               .0             11.1
Interest expense                                              2.7              3.5              3.9
Income (loss) from continuing operations                      7.4             (3.8)             7.0
Income taxes                                                  3.7               .7              2.9
Loss from discontinued operations                                              (.8)
Cumulative effect of accounting change                        2.7
Net income (loss)                                             6.1             (5.3)             4.1

(1) Includes Anne Arundel Orthopaedics, Inc. from February 5, 1993, Billings Orthopaedic, Inc. from April 16, 1993, Certified Orthopedics, Inc. from May 20, 1993, Winter Park Orthotics & Prosthetics, Inc. from May 26, 1993, Billings Comfort Shoes, Inc. from September 30, 1993, Institute for the Advancement of Prosthetics, Inc. from October 18, 1993.

(2) Includes all companies listed in footnote (1) for the entire period: Columbia Brace Shop from January 3, 1994, Orthotic and Prosthetic Division of M-D Medical, a Division of Health Industries, Inc. from January 7, 1994, Pedi-Mac Shoe Company, Inc. from January 31, 1994, Ortho-Mold from April 15, 1994 and J.E. Hanger, Inc. of New England from October 7, 1994.

(3) Includes all companies listed in footnotes (1) and (2) for the entire period: Summit Prosthetics and Orthotics from January 5, 1995, Gulf Coast Orthopaedic Supply, Inc. from March 17, 1995 and excludes the nine patient care centers sold or closed during 1994.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

                 Net sales for the year ended December 31, 1995 amounted to approximately $52,468,000, an increase of approximately $2,168,000, or 4.3%, over net sales of approximately $50,300,000 for the year ended December 31, 1994. The increase was primarily a result of an increase of $2,059,000, or an increase of 5%, in net sales attributable to patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales"). Of the $2,059,000 increase in Internal Base Net Sales, $1,704,000, or an increase of 5%, was attributable to patient care centers and $355,000 was attributable to the Company's manufacturing and distribution activities. The balance of the increase in net sales was attributable to O&P patient care centers and facilities acquired by the Company in late 1994 and 1995. The increase of $2,168,000 in net sales occurred notwithstanding the sale or closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the restructuring (the "Restructuring") undertaken by the Company in 1994 and consummated in March 1995. These nine centers accounted for net sales of $1,770,000 during the year ended December 31, 1994 compared with only $74,000 during the year ended December 31, 1995.

                 Gross profit increased by approximately $805,000, or 3.0%, over the prior year. Gross profit as a percent of net sales decreased from 53.9% in 1994 to 53.2% in 1995. The cost of products and services sold for the year ended December 31, 1995 amounted to $24,572,000 compared to $23,209,000 for the year ended December 31, 1994. Gross profit as a percent of net sales for patient care services remained the same during 1994 and 1995 at 53%. Gross profit as a percent of net sales for manufacturing and distribution declined from 37% in 1994 to 36% in 1995. This decline resulted principally from pricing pressures in the distribution and manufacturing divisions.

                 Selling, general and administrative expenses in 1995 decreased by approximately $1,978,000, or 9.3%, compared to 1994. In addition to decreasing in dollar amount, selling, general and administrative expenses as a percent of net sales decreased to 36.9% for the year ended December 31, 1995 from 42.4% of net sales for the year ended December 31, 1994. The decrease in selling, general and administrative expenses was primarily a result of the sale and closure of nine patient care centers during late 1994 and the first quarter of 1995 in connection with the Restructuring undertaken by the Company in 1994, and consummated in March 1995. These nine centers accounted for selling, general and administrative expenses of $1,043,000 during the year ended December 31, 1994 compared with only $67,000 during the year ended December 31, 1995. The remaining reduction in selling, general and administrative expenses was primarily a result of additional cost cutting at the patient care center level.

                 Principally as a result of the above, income from operations in 1995 totalled approximately $5,843,000, an increase of $5,839,000 over the prior year. Income from operations as a percent of net sales increased 11% in 1995 as compared to 1994.

                 Interest expense for the year ended December 31, 1995 amounted to approximately $2,056,000, which is an increase of $310,000, or 17.8%, over the $1,746,000 of interest expense incurred during the year ended December 31, 1994. The increase in interest expense was primarily attributable to the facts that (i) average borrowings in 1995 were $1.8 million higher than the average borrowing during 1994, and (ii) borrowing rates from the bank were 1% higher in 1995 when compared to 1994.

                 The provision for income taxes in 1995 amounted to approximately $1,544,000, as compared to $358,000 in 1994. The increase of $1,186,000 was primarily a result of a $5,839,000 increase in income from operations and a reduction in the non-tax deductible amortization of excess cost over net assets acquired, offset by the reversal of the valuation allowance relating to state net operating loss carryforwards.

                 As a result of the above, the Company reported net income of $2,135,000, or $.26 per share, for the year ended December 31, 1995, as compared to a net loss of $2,687,000, or $.33 per share, for the year ended December 31, 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

                 Net sales for the year ended December 31, 1994, amounted to approximately $50,300,000, an increase of approximately $6,423,000, or 14.6%, over net sales of approximately $43,877,000 for the year ended December 31, 1993. The increase was primarily attributable to the $7,804,000 net sales contribution of O&P patient care centers and facilities acquired by the Company in 1994 and late 1993, offset by a decline in net sales attributable to patient care centers and facilities that were in operation during both years ("Internal Base Net Sales") of $1,381,000, or 3%. The decline in Internal Base Net Sales was primarily due to severe weather conditions in the first quarter of 1994.
Of the $1,381,000 decline in Internal Base Net Sales, $1,158,000 was attributable to patient care centers and $223,000 was attributable to the Company's manufacturing and distribution activities.

                 Gross profit increased by approximately $2,884,000, or 11.9%, in 1994 over the prior year. Gross profit as a percent of net sales decreased to 53.9% in 1994 from 55.2% in 1993. The cost of products and services sold for the year ended December 31, 1994 amounted to $23,208,000 compared to $19,669,000 for the year ended December 31, 1993. Gross profit as a percent of net sales for patient care services declined from 54% in 1993 to 53% in 1994. This decline resulted primarily from the decrease in base business growth in the first quarter of 1994 due principally to severe weather conditions while labor costs remained constant. Gross profit as a percent of net sales for manufacturing and distribution declined from 38% in 1993 to 37% in 1994. This decline resulted principally from pricing pressures in the distribution division offset by an increase in gross profit as a percent of net sales for the manufacturing division.

                 Selling, general and administrative expenses in 1994 increased by approximately $4,216,000, or 24.6%, over 1993 due in significant part to the acquisition of additional patient care and manufacturing companies by the Company. Selling, general and administrative expenses as a percent of net sales increased from 39.0% in 1993 to 42.4% in 1994. This increase in selling, general and administrative expenses resulted primarily from the decline in Internal Base Net Sales as a result of severe weather conditions in the first quarter of 1995 while selling, general and administrative expenses remained the same.

                 The $460,000 of non-recurring Restructuring costs recorded in 1994 relate to the closure of unprofitable start-up patient care centers located in Elmsford, Aurora and the Long Beach location of Rehab Systems, Inc. Such Restructuring costs primarily consist of charges to reserve for non-cancellable future lease commitments for the facilities that have been closed.

                 The $2.15 million loss from the disposal of assets recorded during 1994 relate to the 1995 sale of the Company's southern California patient care centers located in Long Beach, Cyprus and Orange, California in connection with the Restructuring. In March 1995, the Company entered into an agreement to sell such patient care centers for $288,000 under a 10-year promissory note bearing interest at 8% per annum.

                 Principally as a result of the above, income from operations in 1994 totalled approximately $4,000, a decrease of $4,424,000 from the prior year. Income from operations as a percent of net sales decreased to .0% in 1994 from 10.1% in 1993.

                 Interest expense in 1994 amounted to approximately $1,746,000, an increase of approximately $579,000, or 49.6%, above the $1,167,000 of interest expense incurred in 1993. Interest expense as a percent of net sales amounted to 3.5% in 1994, as compared to 2.7% in 1993. The increase in interest expense was primarily attributable to the issuance of approximately $3,000,000 in bank term loans in connection with additional acquisitions in late 1993 and 1994 and the increase in the bank's lending rate.

                 The provision for income taxes in 1994 amounted to approximately $358,000, as compared to $1,627,000 in 1993. A net income tax expense was incurred in 1994, notwithstanding a pre-tax loss, due to the fact that nondeductible goodwill was included in the Company's pre-tax loss during 1994. Such goodwill resulted from the loss from the disposal of assets related to certain of the Company's southern California patient care centers.

                 Income (loss) from discontinued operations represents the loss from operations of the Company's subsidiary, Apothecaries, Inc., totalling $248,000 (net of a tax benefit of $179,000) and the loss on disposal of the assets totalling $159,000 (net of a tax benefit of $115,000). This subsidiary was the only non-orthotic and prosthetic division the Company operated. The sale of the assets in September 1994 was for $181,000 in cash.

                 As a result of above, the Company reported a net loss of $2,687,000, or $.33 per share for the year ended December 31, 1994, as compared to net income of $2,655,000, or $.32 per share for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company's consolidated working capital at December 31, 1995 was approximately $20,622,000. Cash and cash equivalents available at that date was approximately $1,456,000. The net cash provided by operations in 1995 was $3,722,000. The Company's cash resources available during 1995 were satisfactory to meet its obligations during the year.

                 The Company's total long-term debt at December 31, 1995, including a current portion of approximately $1.8 million, was approximately $24.7 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii) $12.7 million borrowed under the Company's revolving credit facility with NationsBank, N.A. (formerly Maryland National Bank; the "Bank"); (iv) a total of $4.6 million in term loans borrowed from the Bank; and
(v) approximately $2.4 million of other indebtedness.

                 Under the terms of the Financing and Security Agreement, as amended, between the Bank and the Company (the "Financing Agreement"), the Bank currently provides a $13.0 million revolving credit facility (the "Revolving Credit Facility"), which reflects a reduction from its original amount of $13.5 million. The Revolving Credit Facility bears interest, at the Company's option, at either a fluctuating rate equal to the Bank's prime lending rate plus .25% or a fixed rate equal to the three-month London InterBank Offered Rate ("LIBOR") plus 2.5%. On June 30, 1995, the Company made a mandatory curtailment payment of $250,000 to the Bank to reduce the maximum amount of the Revolving Credit Facility from $13.5 million to $13.25 million. On October 2, 1995, the Company and the Bank entered into Amendment No. 8 to the Financing Agreement which reduced the mandatory curtailment payment required by the Company under the Revolving Credit Facility from a $1.0 million curtailment to a $250,000 curtailment at September 30, 1995. On September 30, 1995, the Company made such mandatory curtailment payment of $250,000 to the Bank to reduce the maximum amount of the Revolving Credit Facility from $13.25 million to its current amount of $13.0 million. On November 13, 1995, the Company and the Bank agreed to the terms of Amendment No. 9 to the Financing Agreement, which (i) eliminated the previously required mandatory curtailment payments of the Revolving Credit Facility of $250,000 at each of December 31, 1995 and March 31, 1996, and (ii) extended the expiration date of the Revolving Credit Facility from September 30, 1996 to June 30, 1997.

                 The Revolving Credit Facility is collateralized by substantially all the assets of the Company and contains convenants restricting, among other things, the payment of dividends, the making of acquisitions and other transactions, and imposes net worth, fixed charge ratio, debt service coverage and other financial maintenance requirements. In the first quarter of 1995, the Company was in default under the debt to net worth covenant of the Financing Agreement. The Bank has issued a waiver to the Company for this default.

                 In September 1994, the Company repaid a $1.8 million term loan from the Bank with a portion of the proceeds from a new $3.0 million term loan provided by the Bank. This new $3.0 million term loan bears interest at prime plus .75%, provides for monthly principal and interest payments and matures on March 31, 1998. In addition to such new term loan, the Company also has three other existing term loans with the Bank, consisting of: (i) a $1.575 million term loan provided by the Bank on November 17, 1993 which currently bears interest at a fixed rate equal to the three-month LIBOR plus 2.75% and matures on November 30, 1998; (ii) a $600,000 term loan provided by the Bank on December 22, 1993, which currently bears interest at a fixed rate equal to the Bank's prime lending rate plus .50% and matures on December 31, 1998; and (iii) a $200,000 term loan provided by the Bank on May 3, 1994, which currently bears interest at a fixed rate equal to the three-month LIBOR plus 2.75% and matures on April 30, 1999. The Company has the option to periodically elect to change the interest rates under each of these term loans between either a fluctuating rate equal to the Bank's prime lending rate plus .50% or a fixed rate equal to LIBOR plus 2.75%.

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

                 During the year ended December 31, 1995, the Company acquired two orthotic and prosthetic companies. Negotiations relating to those acquisitions commenced prior to the Restructuring. The total purchase price of the acquisitions effected during that period was $385,000, of which $210,000 was paid in cash and $175,000 was financed through seller notes. The cash paid to effect such acquisitions was borrowed under the Revolving Credit Facility established between the Company and the Bank.

OTHER

                 Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 The Company primarily provides customized devices or services throughout the United States and is reimbursed, in large part, by the patients' third party insurers or governmentally funded health insurance programs. The ability of the Company's debtors to meet their obligations is principally dependent upon the financial stability of the insurers of the Company's patients and future legislation and regulatory actions.

                 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for years beginning after December 15, 1995. This statement established criteria for recognizing, measuring and disclosing impairments of long-lived assets, including intangibles and goodwill. The Company plans to adopt SFAS 121 in 1996, but does not expect that the adoption will have a material effect on its consolidated financial position or results of operations.

                 In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is required to be adopted for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. APB 25, "Accounting for Stock Issued to Employee." Companies electing to continue to use APB No. 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value method of SFAS No. 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 14(a) below. The Company is not subject to the requirement to file selected quarterly financial data under Item 302 of Regulation S-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

                 Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K.

                          (a)  Financial Statements and Financial Statement
Schedule:

                               (1)  Financial Statements:

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1994
  and 1995

Consolidated Statements of Operations for the years ended December 31, 1993, 1994 and 1995

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December 31,
  1993, 1994 and 1995

Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995

Notes to Consolidated Financial Statements

                               (2)  Financial Statements Schedule:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

                          (b)  Reports on Form 8-K:
                                    None.
                          (c) Exhibits: The following exhibits are filed herewith or incorporated by reference:


                  Exhibit No.                    Document
                  -----------                    --------


                     3(a)      Certificate of Incorporation, as amended, of the
                                     Registrant.  (Incorporated herein by
                                     reference to Exhibit 3.1 to the
                                     Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

                     3(b)      Certificate of Amendment of the Registrant's
                                     Certificate of Incorporation (which, among other things, changed the Registrant's corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to
                                     Exhibit 3(b) to the Registrant's Current
                                     Report on Form 10-K dated February 13,
                                     1990.)

                     3(c)      Certificate of Agreement of Merger of Sequel
                                     Corporation and Delaware Sequel
                                     Corporation.  (Incorporated herein by
                                     reference to Exhibit 3.1(a) to the
                                     Registrant's Annual Report on Form 10-K
                                     for the fiscal year ended September 30,
                                     1988.)

                    3(d)       Certificate of Ownership and Merger of Hanger
                                     Acquisition Corporation and J. E. Hanger,
                                     Inc. as filed with the Office of the
                                     Secretary of the State of Delaware on
                                     April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant's Current Report on Form 8-K dated May 15, 1989.)

                    3(e)       Certificate of Designation, Preferences and
                                     Rights of Preferred Stock of the
                                     Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) of the Registrant's Current Report on Form 8-K dated February 13, 1990.)

                    3(f)       By-Laws of the Registrant, as amended.
                                     (Incorporated herein by reference to
                                     Exhibit 3 to the Registrant's Current
                                     Report on Form 8-K dated May 15, 1989.)

                   10(a)       Employment and Non-Compete Agreements, dated May
                                     15, 1989 between Sequel Corporation and
                                     each of Gerald E. Bisbee, Jr., Ivan R.
                                     Sabel and Richard A. Stein. (Incorporated herein by reference to Exhibit 10(i) to the Registrant's Current Report on Form 8-K dated May 15, 1989.) *

                   10(b)       Guaranty Agreement, dated May 15, 1989, by Sequel
                                     Corporation, Capital Orthopedics, Inc. and
                                     Greiner and Saur Orthopedics, Inc. in
                                     favor of Chemical Equity Associates.
                                     (Incorporated herein by reference to
                                     Exhibit 10(j) to the Registrant's Current
                                     Report on Form 8-K dated May 15, 1989.)

                   10(c)       Stockholders' Agreement, dated as of
                                     May 15, 1989, by and among Sequel
                                     Corporation, Ronald J. Manganiello, Joseph
                                     M. Cestaro, Gerald E. Bisbee, Jr., Ivan R.
                                     Sabel, Richard A. Stein, Chemical Venture
                                     Capital Associates and Chemical Equity
                                     Associates. (Incorporated herein by
                                     reference to Exhibit 10(k) to the
                                     Registrant's Current Report on Form 8-K
                                     dated May 15, 1989.)

                   10(d)       Registration Agreement, dated May 15, 1989,
                                     between Sequel Corporation, First
                                     Pennsylvania Bank, N.A., Gerald E. Bisbee,
                                     Jr., Ivan R. Sabel, Richard A. Stein,
                                     Ronald J. Manganiello, Joseph M. Cestaro and Chemical Venture Capital Associates. (Incorporated herein by reference to
                                     Exhibit 10(l) to the Registrant's Current
                                     Report on Form 8-K dated May 15, 1989.)

                   10(e)       Amendment to Employment Agreement, dated February
                                     28, 1989, between J. E. Hanger, Inc. and
                                     Joseph M.  Cestaro; and Employment and
                                     Non-Compete Agreement, dated as of
                                     February 28, 1989, between J. E.  Hanger,
                                     Inc. and Ronald J. Manganiello.
                                     (Incorporated herein by reference to
                                     Exhibit 10(n) to the Registrant's Current
                                     Report on Form 8-K dated May 15, 1989.) *

*    Management contract or compensatory plan.

                 10(f)       Amendment No. 1, dated as of February 12, 1990,
                                     to the Stockholders' Agreement, dated May
                                     15, 1989, by and among Hanger Orthopedic
                                     Group, Inc., Ivan R. Sabel, Richard A.
                                     Stein, Ronald J.  Manganiello, Joseph M.
                                     Cestaro, Chemical Venture Capital
                                     Associates and Chemical Equity Associates.
                                     (Incorporated herein by reference to
                                     Exhibit 10(l) to the Registrant's Current
                                     Report on Form 8-K dated February 13,
                                     1990.)

                 10(g)       First Amendment dated as of February 12, 1990, to
                                     the Registration Agreement, dated as of
                                     May 15, 1989, by and among Hanger
                                     Orthopedic Group, Inc., First Pennsylvania
                                     Bank, N.A., Ivan R. Sabel, Richard A.
                                     Stein, Ronald J. Manganiello, Joseph M.
                                     Cestaro and Chemical Venture Capital
                                     Associates. (Incorporated herein by
                                     reference to Exhibit 10(m) to the
                                     Registrant's Current Report on Form 8-K
                                     dated February 13, 1990.)

                 10(h)       Third Amendment, dated as of February 12, 1990, to
                                     the Stock and Note Purchase Agreement,
                                     dated as of February 28, 1989 and as
                                     amended on May 9, 1989 and May 15, 1989, by and among J. E. Hanger, Inc., as successor to Hanger Acquisition Corporation, Ronald J. Manganiello, Chemical Venture Capital Associates and Chemical Equity Associates. (Incorporated herein by reference to Exhibit 10(n) to the Registrant's Current Report on Form 8-K dated February 13, 1990.)

                 10(i)       Form of Stock Option and Vesting Agreements,
                                     dated as of August 13, 1990, between
                                     Chemical Venture Capital Associates and
                                     Ronald J. Manganiello, Ivan R. Sabel,
                                     Joseph M. Cestaro and Richard A.  Stein.
                                     (Incorporated herein by reference to
                                     Exhibit 10(ccc) to the Registrant's
                                     Registration Statement on Form S-2, File
                                     No. 33-37594.) *

                 10(j)       Fourth Amendment, dated as of June 19, 1990 to
                                     the Stock and Note Purchase Agreement,
                                     dated as of February 28, 1989 and as
                                     amended on May 9, 1989, May 15, 1989 and
                                     February 12, 1990, by and among J. E.
                                     Hanger, Inc., as successor to Hanger
                                     Acquisition Corporation, Hanger Orthopedic
                                     Group, Inc., Ronald J. Manganiello, Joseph
                                     M. Cestaro, Chemical Venture.
                                     (Incorporated herein by reference to
                                     Exhibit 10(qqq) to the Registrant's
                                     Registration Statement on Form S-2, File
                                     No. 33-37594.)

                 10(k)       Form of Stock Option Agreements, dated as of
                                     August 13, 1990, between Hanger
                                     Orthopedic Group, Inc.  and Thomas P.
                                     Cooper, James G. Hellmuth, Walter F.
                                     Abendschein, Jr., Norman Berger, Bruce B.
                                     Grynbaum and Joseph S. Torg. (Incorporated herein by reference to Exhibit 10(rrr) to the Registrant's Registration Statement on Form S-2, File No. 33-37594.) *

*    Management contract or compensatory plan.

                 10(l)         Amendment No. 3, dated as of November 8, 1990,
                                     to the Stockholders' Agreement, dated as of May 15, 1989 and as amended on February 12, 1990 and August 13, 1990, by and among Hanger Orthopedic Group, Inc., Gerald E. Bisbee, Jr., Ivan R. Sabel, Richard A. Stein, Ronald J. Manganiello, Joseph M. Cestaro, Chemical Venture Capital Associates and Chemical Equity Associates. (Incorporated herein by reference to Exhibit 10(www) to the Registrant's Registration Statement on Form S-2, File No. 33-37594.)

                 10(m)       Form of Stock Option and Vesting Agreements, dated
                                     March 14, 1991, between Chemical Venture
                                     Capital Associates and Ronald J.
                                     Manganiello, Ivan R. Sabel and Richard A.
                                     Stein. (Incorporated herein by reference to Exhibit 10(cccc) to the Registrant's Registration Statement on Form S-2, File No. 33-37594.) *

                 10(n)       Convertible Junior Subordinated Note Agreement,
                                     dated as of March 1, 1992, from Hanger
                                     Orthopedic Group, Inc. to R. S. Lauder,
                                     Gaspar & Co., L.P. regarding $4,000,000
                                     8.5% Convertible Junior Subordinated Notes due March 31, 1999. (Incorporated herein by reference to Exhibit 10(jjjj) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                 10(o)       Form of Sixth Amendment to the Subordination
                                     Agreement, dated as of February 20, 1992, between CoreStates Bank, N.A., Chemical Equity Associates, and Chemical Venture Capital Associates. (Incorporated herein by reference to Exhibit 10(mmmm) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                 10(p)       Form of Eighth Amendment to the Stock and Note
                                     Purchase Agreement, dated as of February
                                     20, 1992, by and among J.E. Hanger, Inc.,
                                     Hanger Orthopedic Group, Inc., Ronald J.
                                     Manganiello, Joseph M.  Cestero, Chemical
                                     Venture Capital Associates and Chemical
                                     Equity Associates. (Incorporated herein by reference to Exhibit 10(nnnn) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                 10(q)       Form of Amendment to Stock Option and Vesting
                                     Agreement and Amendment Agreement, dated as of February 20, 1992, by and among Chemical Venture Capital Associates, Chemical Equity Associates, Exeter Capital L.P., Hanger Orthopedic Group, Inc., Ronald J. Manganiello, Ivan R. Sabel and Richard A. Stein. (Incorporated herein by reference to Exhibit 10(pppp) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.) *

*    Management contract or compensatory plan.

                 10(r)       Form of Asset Purchase Agreement between DOBI
                                     Assets Acquisition Corp., Hanger
                                     Orthopedic Group, Inc., National
                                     Orthopedic & Rehabilitation Services, Inc.
                                     and Caretenders Health Corp.
                                     (Incorporated herein by reference to
                                     Exhibit 10(rrrr) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1991.)

                 10(s)       Amendment No. 9, dated as of April 30, 1992, to
                                     the Bank Credit Agreement, dated as of May
                                     15, 1989 and as amended through April 30, 1992, among Hanger Orthopedic Group, Inc., Albuquerque Prosthetic Center, Inc., Apothecaries, Inc., Capital Orthopedics, Inc., DOBI-Symplex, Inc., Dorsch Prosthetics and Orthotics, Inc., Greiner & Saur Orthopedics, Inc., J.E. Hanger, Inc., J.E. Hanger of California, Inc., Memphis Orthopedic, Inc., Metzgers Orthopaedic Services, Inc., Ralph Storrs, Inc., Scott Orthopedics, Inc., Scott Orthopedics, of Northern Colorado, Inc., York Prosthetics, Inc., Zielke Orthotics & Prosthetics, Inc. and CoreStates Bank, N.A. (Incorporated by reference to Exhibit 22 to the Registrant's Current Report on Form 8-K dated March 31, 1992.)

                 10(t)       Amendment No. 10, dated as of September 3, 1992,
                                     to the Bank Credit Agreement, dated as of May 15, 1989 and as amended through September 3, 1992, among Hanger Orthopedic Group, Inc., Albuquerque Prosthetic Center, Inc., Apothecaries, Inc., Capital Orthopedics, Inc., DOBI-Symplex, Inc., Dorsch Prosthetics & Orthotics, Inc., Greiner & Saur Orthopedics, Inc., J.E. Hanger, Inc., J.E. Hanger of California, Inc., Memphis Orthopedic, Inc., Metzgers Orthopaedic Services, Inc., Ralph Storrs, Inc., Scott Orthopedics, Inc., Scott Orthopedics of Northern Colorado, Inc., York Prosthetics, Inc., Zielke Orthotics & Prosthetics, Inc. and CoreStates Bank, N.A. (Incorporated by reference to Exhibit 22 to the Registrant's Current Report on Form 8-K dated March 31, 1992.)

                 10(u)       Amendment No. 11, dated as of December 8, 1992, to
                                     the Bank Credit Agreement, dated as of May
                                     15, 1989 and as amended through December
                                     8, 1992, among Hanger Orthopedic Group,
                                     Inc., Albuquerque Prosthetic Center, Inc.,
                                     Apothecaries, Inc., Capital Orthopedics.,
                                     Inc., DOBI-Symplex, Inc., Dorsch
                                     Prosthetics & Orthotics, Inc., Greiner &
                                     Saur Orthopedics, Inc., J.E. Hanger, Inc.,
                                     J.E.  Hanger of California, Inc., Memphis
                                     Orthopedic, Inc., Metzgers Orthopaedic
                                     Services, Inc., Ralph Storrs, Inc., Scott
                                     Orthopedics, Inc., Scott Orthopedics of
                                     Northern Colorado, Inc., York Prosthetics,
                                     Inc., Zielke Orthotics & Prosthetics, Inc.
                                     and CoreStates Bank, N.A. (Incorporated by reference to Exhibit 22 to the Registrant's Current Report on Form 8-K dated March 31, 1992.)

                 10(v)       Asset Purchase Agreement, dated as of December 31,
                                     1992, between DOBI-Symplex, Inc. and
                                     Minnesota Mining and Manufacturing
                                     Company.  (Incorporated
                                     herein by reference to Exhibit 2 to the
                                     Registrant's Current Report on Form 8-K, dated March 31, 1992.)

                 10(w)       Amendment No. 12 dated as of March 12, 1993, to
                                     the Bank Credit Agreement referred to in
                                     Exhibit 10(u) above. (Incorporated herein by reference to Exhibit 10 (w) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10(x)       Convertible Junior Subordinated Note Agreement
                                     dated as of May 7, 1993, from Hanger
                                     Orthopedic Group, Inc. to R.S. Lauder,
                                     Gaspar & Co., L.P. regarding $1,000,000
                                     8.25% Convertible Junior Subordinated
                                     Notes due March 31, 1999. (Incorporated herein by reference to Exhibit 10 (x) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10(y)       Amendment No. 1, dated as of May 7, 1993, to the
                                     Convertible Junior Subordinated Note
                                     Agreement referred to in Exhibit (x)
                                     above. (Incorporated herein by reference to Exhibit 10 (y) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10(z)       Revolving Promissory Note, dated as of July 2,
                                     1993 from Hanger Orthopedic Group, Inc.,
                                     Albuquerque Prosthetic Center, Inc.,
                                     Apothecaries, Inc., Capital Orthopedics,
                                     Inc., Dorsch Prosthetics & Orthotics,
                                     Inc., DOBI-Symplex, Inc., Greiner and Saur
                                     Orthopedics, Inc., J.E. Hanger, Inc., J.E.
                                     Hanger of California, Inc., Memphis
                                     Orthopedic, Inc., Metzgers Orthopaedic
                                     Services, Inc., Ralph Storrs, Inc., Scott
                                     Orthopedics of Northern Colorado, Inc.,
                                     York Prosthetics, Inc., Zielke Orthotics &
                                     Prosthetics, Inc., to Maryland National
                                     Bank regarding $12,500,000 principal
                                     amount due June 30, 1996. (Incorporated herein by reference to Exhibit 10 (z) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                10(aa)       Financing and Security Agreement between Maryland
                                     National Bank and Hanger Orthopedic Group, dated as of July 2, 1993. (Incorporated herein by reference to Exhibit 10 (aa) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                10(bb)       Asset Purchase Agreement, dated August 31, 1993,
                                     between DOBI-Symplex, Inc., Hanger
                                     Orthopedic Group, Inc. and Minnesota
                                     Mining and Manufacturing Company.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (bb) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1993.)

*    Management contract or compensatory plan.

                 10(cc)      Incentive Stock Option Agreement, dated as of
                                     September 14, 1993, between Hanger
                                     Orthopedic Group, Inc.  and Ronald J.
                                     Manganiello.  (Incorporated herein by
                                     reference to Exhibit 10 (cc) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1993.)*

                 10(dd)      Incentive Stock Option Agreement, dated as of
                                     September 14, 1993, between Hanger
                                     Orthopedic Group, Inc.  and Ivan R. Sabel.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (dd) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1993.)*

                 10(ee)      Incentive Stock Option Agreement, dated as of
                                     September 14, 1993, between Hanger
                                     Orthopedic Group, Inc.  and Richard A.
                                     Stein. (Incorporated herein by reference to Exhibit 10 (ee) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)*

                 10(ff)      Non-qualified Stock Option Agreement, dated as of
                                     October 12, 1993, between Hanger
                                     Orthopedic Group, Inc. and Thomas P.
                                     Cooper. (Incorporated herein by reference to Exhibit 10 (ff) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)*

                 10(gg)      Non-qualified Stock Option Agreement, dated as of
                                     October 12, 1993, between Hanger
                                     Orthopedic Group, Inc. and James H.
                                     Hellmuth.  (Incorporated herein by
                                     reference to Exhibit 10 (gg) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1993.)*

                 10(hh)      Non-qualified Stock Option Agreement, dated as of
                                     October 12, 1993, between Hanger
                                     Orthopedic Group, Inc. and B. Martha
                                     Cassidy.  (Incorporated herein by
                                     reference to Exhibit 10 (hh) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1993.)*

                 10(ii)      Non-qualified Stock Option Agreement, dated as of
                                     October 12, 1993, between Hanger
                                     Orthopedic Group, Inc. and William L.
                                     McCulloch.  (Incorporated herein by
                                     reference to Exhibit 10 (ii) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1993.)*

                 10(jj)      Non-qualified Stock Option Agreement, dated as of
                                     October 12, 1993, between Hanger
                                     Orthopedic Group, Inc. and Walter J.
                                     McNerney.  (Incorporated herein by
                                     reference to Exhibit 10 (jj) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1993.)*

                 10(kk)      Non-qualified Stock Option Agreement, dated as of
                                     October 12, 1993, between Hanger
                                     Orthopedic Group, Inc. and Robert J.
                                     Glaser. (Incorporated herein by reference to Exhibit 10 (kk) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)*

*    Management contract or compensatory plan.

                 10(ll)      Term Note, dated as of November 17, 1993, from
                                     Hanger Orthopedic Group, Inc. to Maryland
                                     National Bank regarding $1,575,000
                                     principal amount due November 30, 1998.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (ll) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1993.)

                 10(mm)      Amendment No. 1, dated as of November 17, 1993, to
                                     the Financing and Security Agreement,
                                     dated as of July 2, 1993, and as amended through November 17, 1993, among Hanger Orthopedic Group, Inc. and Maryland National Bank. (Incorporated herein by reference to Exhibit 10 (mm) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10(nn)      Term Note, dated as of December 22, 1993, form
                                     Hanger Orthopedic Group, Inc. to Maryland
                                     National Bank regarding $600,000 principal amount due December 31, 1998.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (nn) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1993.)

                 10(oo)      Amendment No. 2, dated as of December 22, 1993, to
                                     the Financing and Security Agreement,
                                     dated as of July 2, 1993, and as amended through December 22, 1993, among Hanger Orthopedic Group, Inc. and Maryland National Bank. (Incorporated herein by reference to Exhibit 10 (oo) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

                 10(pp)      Asset Purchase Agreement, dated as of January 3,
                                     1994, between Columbia Brace Shop, Inc.,
                                     Austin T.  Moore, Jr., Columbia Brace
                                     Acquisitions Corp. and Hanger orthopedic
                                     Group, Inc.  (Incorporated herein by
                                     reference to Exhibit 10 (pp) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1994.)

                 10(qq)      Asset Purchase Agreement, dated as of January
                                     10,1994, between J.E. Hanger of
                                     California, Inc., Health Industries, Inc.,
                                     Louis Goldstein and Barbara Goldstein.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (qq) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1994.)

                 10(rr)        Asset Purchase Agreement, dated as of January
                                     31, 1994, between J.E. Hanger, Inc.,
                                     Pedi-Mac Shoe Company, Inc., and Thomas
                                     McGillicuddy. (Incorporated herein by
                                     reference to Exhibit 10 (rr) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1994.)

                 10(ss)        Amendment No. 3, dated as of April 15, 1994, to
                                     the Financing and Security Agreement,
                                     dated as of July 2, 1993, and as amended through April 15, 1994, from Hanger Orthopedic Group, Inc. and Maryland National Bank.

                                     (Incorporated herein by reference to
                                     Exhibit 10 (ss) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1994.)

                 10(tt)        Promissory Note, dated as of April 15, 1994,
                                     from Hanger Orthopedic Group, Inc. and
                                     Maryland National Bank regarding
                                     $1,800,000 principal amount due September
                                     30, 1994.  (Incorporated  herein  by
                                     reference  to  Exhibit  10 (tt) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1994.)

                 10(uu)      Amendment No. 4, dated as of May 3, 1994, to the
                                     Financing and Security Agreement, dated as of July 2, 1993, and as amended through May 3, 1994, among Hanger Orthopedic Group, Inc. and NationsBank, N.A. (formerly Maryland National Bank). (Incorporated herein by reference to
                                     Exhibit 10 (uu) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1994.)

                 10(vv)      Term Note, dated as of May 3, 1994, from Hanger
                                     Orthopedic Group, Inc. and NationsBank,
                                     N.A. (formerly Maryland National Bank)
                                     regarding $200,000 principal amount due
                                     April 30, 1999. (Incorporated herein by reference to Exhibit 10 (vv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(ww)      Employment and Non-Compete Agreement, dated as of
                                     May 16, 1994, between Hanger Orthopedic
                                     Group, Inc.  and Ronald J. Manganiello.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (ww) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1994.)

                 10(xx)      Employment and Non-Compete Agreement, dated as of
                                     May 16, 1994, between Hanger Orthopedic
                                     Group, Inc.  and Ivan R. Sabel.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (xx) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1994.)

                 10(yy)      Employment and Non-Compete Agreement, dated as of
                                     May 16, 1994, between Hanger Orthopedic
                                     Group, Inc.  and Richard A. Stein.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (yy) of the Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1994.)

*    Management contract or compensatory plan.

                 10(zz)      Second Amendment, dated as of May 16, 1994, to the
                                     Stock Option and Vesting Agreements, dated as of March 14, 1991 and as amended through May 16, 1994, by and among Chemical Venture Capital Associates, Chemical Equity Associates, Exeter Capital L.P., Hanger Orthopedic Group, Inc.
                                     Ronald J. Manganiello, Ivan R. Sabel and
                                     Richard A. Stein.* (Incorporated herein by reference to Exhibit 10 (zz) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(aaa)     Stock Option Agreement, dated as of May 16, 1994,
                                     between Chemical Venture Capital
                                     Associates and Ronald J. Manganiello.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (aaa) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(bbb)     Stock Option Agreement, dated as of May 16, 1994,
                                     between Chemical Venture Capital
                                     Associates and Ivan R. Sabel.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (bbb) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(ccc)     Stock Option Agreement, dated as of May 16, 1994,
                                     between Chemical Venture Capital
                                     Associates and Richard A. Stein.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (ccc) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(ddd)     Non-qualified Stock Option Agreement, dated as of
                                     June 22, 1994, between Hanger Orthopedic
                                     Group, Inc.  and B. Martha Cassidy.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (ddd) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(eee)     Non-qualified Stock Option Agreement, dated as of
                                     June 22, 1994, between Hanger Orthopedic
                                     Group, Inc.  and Thomas P. Cooper.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (eee) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(fff)     Non-qualified Stock Option Agreement, dated as of
                                     June 22, 1994, between Hanger Orthopedic
                                     Group, Inc.  and Robert J. Glaser.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (fff) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(ggg)     Non-qualified Stock Option Agreement, dated as of
                                     June 22, 1994, between Hanger Orthopedic
                                     Group, Inc.  and James H. Hellmuth.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (ggg) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)


*    Management contract or compensatory plan.

                 10(hhh)     Non-qualified Stock Option Agreement, dated as of
                                     June 22, 1994, between Hanger Orthopedic
                                     Group, Inc.  and William L. McCulloch.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (hhh) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(iii)     Non-qualified Stock Option Agreement, dated as of
                                     June 22, 1994, between Hanger Orthopedic
                                     Group, Inc.  and Walter J. McNerney.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (iii) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(jjj)     Amendment No. 5, dated as of August 12, 1994, to
                                     the Financing and Security Agreement,
                                     dated as of July 2, 1993, and as amended through August 12, 1994, among Hanger Orthopedic Group, Inc. and NationsBank, N.A. (formerly Maryland National Bank). (Incorporated herein by reference to
                                     Exhibit 10 (jjj) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(kkk)     Amendment No. 6, dated as of September 13, 1994,
                                     to the Financing and Security Agreement, dated as of July 2, 1993, and as amended through September 13, 1994, among Hanger Orthopedic Group, Inc. and NationsBank, N.A. (formerly Maryland National Bank). (Incorporated herein by reference to
                                     Exhibit 10 (kkk) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(lll)     Amended and Restated Revolving Promissory Note,
                                     dated September 13, 1994, from Hanger
                                     orthopedic Group, Inc. to NationsBank,
                                     N.A. (formerly Maryland National Bank)
                                     regarding $13,500,000 principal amount.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (lll) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(mmm)     Term Note, dated as of September 13, 1994, from
                                     Hanger Orthopedic Group, Inc. and
                                     NationsBank, N.A.  (formerly Maryland
                                     National Bank) regarding $3,000,000
                                     principal amount due March 31, 1998.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (mmm) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(nnn)     Third Amendment, dated as of September 22, 1994,
                                     to the Stock Option and Vesting
                                     Agreements, dated as of March 14, 1991 and as amended through September 22, 1994, by and among Chemical Venture Capital Associates, Chemical Equity Associates, Exeter Capital L.P., Hanger Orthopedic Group, Inc., Ronald J. Manganiello, Ivan
                                     R. Sabel and Richard A. Stein.*
                                     (Incorporated herein by reference to
                                     Exhibit 10 (nnn) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

*    Management contract or compensatory plan.

                 10(ooo)     Letter Agreement, dated as of September 29, 1994,
                                     between Apothecaries Inc. and Eakles Drug
                                     Store, Inc.  (Incorporated herein by
                                     reference to Exhibit 10 (ooo) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1994.)

                 10(ppp)     Asset Purchase Agreement, dated as of October 7,
                                     1994, between J.E. Hanger, Inc., J.E.
                                     Hanger, Inc. of New England and Samuel
                                     Polsky. (Incorporated herein by reference to Exhibit 10 (ppp) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(qqq)     Agreement, dated as of November 30, 1994, between
                                     J.E. Hanger, Inc., G.O. Formation, L.L.C.
                                     and Barbara Ziegler. (Incorporated herein by reference to Exhibit 10 (qqq) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(rrr)     Asset Purchase Agreement, dated as of January 5,
                                     1995, between J.E. Hanger of California,
                                     Inc., Summit Prosthetics & Orthotics and
                                     Timothy R. Chaffin. (Incorporated herein by reference to Exhibit 10 (rrr) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(sss)     Incentive Stock Option Agreement, dated as of
                                     January 31, 1995, between Hanger
                                     Orthopedic Group, Inc.  and Ronald J.
                                     Manganiello.*  (Incorporated herein by
                                     reference to Exhibit 10 (sss) of the
                                     Registrant's Annual Report on Form 10-K
                                     for the year ended December 31, 1994.)

                 10(ttt)     Incentive Stock Option Agreement, dated as of
                                     January 31, 1995, between Hanger
                                     Orthopedic Group, Inc.  and Ivan R.
                                     Sabel.* (Incorporated herein by reference to Exhibit 10 (ttt) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(uuu)     Incentive Option Agreement, dated as of January
                                     31, 1995, between Hanger Orthopedic Group,
                                     Inc. and Richard A. Stein.* (Incorporated herein by reference to Exhibit 10 (uuu) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                 10(vvv)     Amendment No. 7, dated as of March 24, 1995, to
                                     the Financing and Security Agreement,
                                     dated as of July 2, 1993, and as amended through March 24, 1995, among Hanger Orthopedic Group, Inc. and NationsBank, N.A. (formerly Maryland National Bank). (Incorporated herein by reference to
                                     Exhibit 10 (vvv) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

*    Management contract or compensatory plan.

                 10(www)     Amended and Restated Revolving Promissory Note,
                                     dated March 24, 1995, from Hanger
                                     Orthopedic Group, Inc. to NationsBank,
                                     N.A. (formerly Maryland National Bank)
                                     regarding $13,500,000 principal amount.
                                     (Incorporated herein by reference to
                                     Exhibit 10 (www) of the Registrant's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1994.)

                 10(xxx)    Letter Agreement, dated March 17, 1995, relating
                                     to the purchase by Hanger Orthopedic
                                     Group, Inc. of the assets of Gulf Coast
                                     Orthopedic Supply, Inc.

                 10(yyy)    Non-Qualified Stock Option Agreement, dated as of
                                     June 14, 1995, between Hanger Orthopedic
                                     Group, Inc.  and B. Martha Cassidy.*

                 10(zzz)    Non-Qualified Stock Option Agreement, dated as of
                                     June 14, 1995, between Hanger Orthopedic
                                     Group, Inc.  and Thomas P. Cooper.*

                 10(aaaa)   Non-Qualified Stock Option Agreement, dated as of
                                     June 14, 1995, between Hanger Orthopedic
                                     Group, Inc.  and Robert J. Glaser.*

                 10(bbbb)   Non-Qualified Stock Option Agreement, dated as of
                                     June 14, 1995, between Hanger Orthopedic
                                     Group, Inc.  and James C. Hellmuth.*

                 10(cccc)   Non-Qualified Stock Option Agreement, dated as of
                                     June 14, 1995, between Hanger Orthopedic
                                     Group, Inc.  and William L. McCulloch.*

                 10(dddd)   Non-Qualified Stock Option Agreement, dated as of
                                     June 14, 1995, between Hanger Orthopedic
                                     Group, Inc.  and Walter J. McNerney.*

                 10(eeee)   Agreement, dated as of July 31, 1995, between
                                     Hanger Orthopedic Group, Inc. and Ronald
                                     J. Manganiello.

                 10(ffff)   Amendment No. 8, dated as of October 2, 1995, the
                                     Financing and Security Agreement, dated as of July 2, 1993 and as amended through October 2, 1995, among Hanger Orthopedic Group, Inc. and NationsBank, N.A. (formerly Maryland National Bank).

                 10(gggg)   Fourth Amendment, dated as of October 27, 1995, to
                                     the Stock Option and Vesting Agreements, dated as of March 14, 1991 and as amended through October 27, 1995, by and among Chemical Venture Capital Associates, Chemical Equity Associates, Exeter Capital L.P., Hanger Orthopedic Group, Inc., Ronald J. Manganiello, Ivan R. Sabel and Richard A. Stein.*



*    Management contract or compensatory plan.

                 10(hhhh)     Fifth Amendment, dated as of October 27, 1995,
                                     to the Stock Option and Vesting
                                     Agreements, dated as of March 14, 1991 and as amended through October 27, 1995, by and among Chemical Venture Capital Associates, Chemical Equity Associates, Exeter Capital L.P., Hanger Orthopedic Group, Inc., Ronald J. Manganiello, Ivan
                                     R. Sabel and Richard A. Stein*

                 10(iiii)     Amendment No. 9, dated as of November 16, 1995,
                                     to the Financing and Security Agreement, dated as of July 2, 1993 and as amended through November 16, 1995, among Hanger Orthopedic Group, Inc. and NationsBank, N.A. (formerly Maryland National Bank).

                 10(jjjj)    Second Amended and Restated Revolving Promissory
                                     Note, dated November 16, 1995, from Hanger
                                     Orthopedic Group, Inc. to NationsBank,
                                     N.A. (formerly Maryland National Bank)
                                     regarding $13,000,000 principal amount.

                 10(kkkk)    Incentive Stock Option Agreement, dated as of
                                     February 21, 1996, between Hanger
                                     Orthopedic Group, Inc.  and Ivan R.
                                     Sabel.*

                 10(llll)    Incentive Stock Option Agreement, dated as of
                                     February 21, 1996, between Hanger
                                     Orthopedic Group, Inc.  and Richard A.
                                     Stein.*

                 11          Computation of earnings per share.
                 21          List of Subsidiaries of the Registrant.
                 23          Consent of Coopers & Lybrand L.L.P.


*    Management contract or compensatory plan.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    HANGER ORTHOPEDIC GROUP, INC.


Dated:  March 29, 1996                                              By:      IVAN R. SABEL, CPO
                                                                             ------------------------------------------
                                                                             Ivan R. Sabel, CPO
                                                                             Chief Executive Officer
                                                                             (Principal Executive Officer)


Dated:  March 29, 1996                                              By:      RICHARD A. STEIN
                                                                             ------------------------------------------
                                                                             Richard A. Stein
                                                                             Vice President - Finance
                                                                             (Principal Financial and
                                                                               Accounting Officer)

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 1996                                                       IVAN R. SABEL, CPO
                                                                             ----------------------------------
                                                                             Ivan R. Sabel, CPO
                                                                             Chief Executive Officer
                                                                             and Director (Principal
                                                                             Executive Officer)


Dated:  March 29, 1996                                                       RICHARD A. STEIN
                                                                             ------------------------------------------
                                                                             Richard A. Stein
                                                                             Vice President - Finance,
                                                                             Treasurer and Secretary
                                                                             (Principal Financial and
                                                                             Accounting Officer)

Dated:  March 29, 1996                                                       MITCHELL J. BLUTT, MD
                                                                             ----------------------------------
                                                                             Mitchell J. Blutt, M.D.

                                                                             Director



Dated:  March 29, 1996                                                       B. MARTHA CASSIDY
                                                                             ----------------------------------
                                                                             B. Martha Cassidy
                                                                             Director

Dated:  March 29, 1996                                                       THOMAS P. COOPER, M.D.
                                                                             -------------------------
                                                                             Thomas P. Cooper, M.D.
                                                                             Director


Dated:  March 29, 1996                                                       ROBERT J. GLASER, M.D.
                                                                             ----------------------------------
                                                                             Robert J. Glaser, M.D.
                                                                             Director


Dated:  March 29, 1996                                                       JAMES G. HELLMUTH
                                                                             ----------------------------------
                                                                             James G. Hellmuth
                                                                             Director


Dated:  March 29, 1996                                                       RONALD J. MANGANIELLO
                                                                             -------------------------
                                                                             Ronald J. Manganiello
                                                                             Director


Dated:  March 29, 1996                                                       WILLIAM L. MCCULLOCH
                                                                             -------------------------
                                                                             William L. McCulloch
                                                                             Director


Dated:  March 29, 1996                                                       WALTER J. MCNERNEY
                                                                             ----------------------------------
                                                                             Walter J. McNerney
                                                                             Director

                         INDEX TO FINANCIAL STATEMENTS

HANGER ORTHOPEDIC GROUP, INC.
-----------------------------

Report of Independent Accountants                                                                     F-1

Consolidated Balance Sheets as of December 31, 1994
 and 1995                                                                                             F-2

Consolidated Statements of Operations for the years
  ended December 31, 1993, 1994 and 1995                                                              F-4

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December 31, 1993,
  1994 and 1995                                                                                       F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 1993, 1994 and 1995                                                              F-6

Notes to Consolidated Financial Statements                                                            F-7

FINANCIAL STATEMENT SCHEDULE
----------------------------

Report of Independent Accountants                                                                     S-1

Schedule II - Valuation and Qualifying Accounts                                                       S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Hanger
  Orthopedic Group, Inc.

We have audited the accompanying consolidated balance sheets of Hanger Orthopedic Group, Inc. and Subsidiaries as of December 31, 1994 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanger Orthopedic Group, Inc., and subsidiaries as of December 31, 1994 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.






                                                      Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 8, 1996

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                              ----------------------------------
                                                                                  1994                   1995
                                                                              -----------             ----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                  $1,048,381             $1,456,305
    Accounts receivable, less allowances for doubtful accounts
         of $975,600 and $1,144,000 in 1994 and 1995, respectively             12,392,843             13,324,991
    Inventories                                                                 9,465,186             10,312,289
    Prepaid and other assets                                                    1,149,026              1,040,914
    Deferred income taxes                                                       1,264,790                804,499
                                                                              -----------             ----------
         Total current assets                                                  25,320,226             26,938,998
                                                                              -----------             ----------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                        2,991,245              2,991,245
    Buildings                                                                   2,288,357              2,592,214
    Machinery and equipment                                                     3,232,442              3,654,780
    Furniture and fixtures                                                      1,526,237              1,575,493
    Leasehold improvements                                                      1,075,481              1,184,782
                                                                              -----------             ----------
                                                                               11,113,762             11,998,514
    Less accumulated depreciation and amortization                              3,104,828              4,232,858
                                                                              -----------             ----------
                                                                                8,008,934              7,765,656
                                                                              -----------             ----------

INTANGIBLE ASSETS
    Excess cost over net assets acquired                                       26,633,643             27,133,528
    Non-compete agreements                                                      4,751,371              4,786,371
    Other intangible assets                                                     3,762,307              3,825,240
                                                                              -----------             ----------
                                                                               35,147,321             35,745,139
    Less accumulated amortization                                               7,532,295              9,035,394
                                                                              -----------             ----------
                                                                               27,615,026             26,709,745
                                                                              -----------             ----------
OTHER ASSETS
    Other                                                                         537,032                385,662
                                                                              -----------             ----------
TOTAL ASSETS                                                                  $61,481,218            $61,800,061
                                                                              ===========             ==========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                -------------------------------------
                                                                                   1994                      1995
                                                                                -----------               -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                            $2,132,076                $1,828,953
    Accounts payable                                                              1,562,625                 1,612,401
    Accrued expenses                                                              1,300,070                   710,510
    Customer deposits                                                               392,722                   489,758
    Accrued wages and payroll taxes                                               1,422,741                 1,495,013
    Deferred revenue                                                                 97,690                   180,587
                                                                                -----------               -----------
        Total current liabilities                                                 6,907,924                 6,317,222
                                                                                -----------               -----------
Long-term debt                                                                   24,329,710                22,925,124
Deferred income taxes                                                               563,902                   706,965
Other liabilities                                                                   269,871                   305,499
Mandatorily redeemable preferred stock class C, 300 shares authorized,
    liquidation preference of $500 per share (See Note M)                           232,086                   253,886
Mandatorily redeemable preferred stock class F, 100,000 shares authorized, liquidation preference of $1,000 per share (See Note M)
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; 25,000,000 shares authorized,
        8,424,039 shares issued and 8,290,544 shares
        outstanding in 1994 and 1995, respectively                                   84,241                    84,241
    Additional paid-in capital                                                   33,595,857                33,574,058
    Accumulated deficit                                                          (3,846,811)               (1,711,372)
                                                                                -----------               -----------
                                                                                 29,833,287                31,946,927
    Treasury stock, cost --(133,495 shares)                                        (655,562)                 (655,562)
                                                                                -----------               -----------
                                                                                 29,177,725                31,291,365
                                                                                -----------               -----------
                                                                                $61,481,218               $61,800,061
                                                                                ===========               ===========
TOTAL LIABILITES & SHAREHOLDERS' EQUITY





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENT

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                         1993                1994                   1995
                                                                      -----------         -----------            -----------
Net sales                                                             $43,876,801         $50,300,297            $52,467,899
Cost of products and services sold                                     19,669,645          23,208,944             24,572,089
                                                                      -----------         -----------            -----------
Gross profit                                                           24,207,156          27,091,353             27,895,810
Selling, general and administrative                                    17,123,684          21,340,148             19,361,701
Depreciation and amortization                                           2,056,390           2,435,727              2,005,113
Amortization of excess cost over net assets acquired                      599,321             701,018                686,275
Restructuring cost                                                                            459,804
Loss from disposal of assets                                                                2,150,310
                                                                      -----------         -----------            -----------
Income from operations                                                  4,427,761               4,346              5,842,721
Interest expense                                                       (1,166,606)         (1,745,781)            (2,056,140)
Other expense, net                                                        (39,956)           (180,940)              (106,644)
                                                                      -----------         -----------            -----------
Income (loss) from operations before
  taxes, extraordinary item, and accounting change                      3,221,199          (1,922,375)             3,679,937
Provision for income taxes                                              1,626,706             358,029              1,544,498
                                                                      -----------         -----------            -----------
Income (loss) from operations before
  extraordinary item and accounting change                              1,594,493          (2,280,404)             2,135,439
Loss from discontinued operations                                        (104,808)           (247,655)
Loss from sale of discontinued operations                                                    (159,379)
                                                                      -----------         -----------            -----------
Income (loss) before extraordinary item and
  accounting change                                                     1,489,685          (2,687,438)             2,135,439
Extraordinary loss on early extinguishment of debt, net of tax            (23,168)
Cumulative effect of change in accounting                               1,188,706
                                                                      -----------         -----------            -----------
Net income (loss)                                                      $2,655,223         ($2,687,438)            $2,135,439
                                                                      ===========         ===========            ===========
Income (loss) before extraordinary item and
  accounting change applicable
  to common stock                                                      $1,576,294         ($2,300,286)            $2,113,640
                                                                      ===========         ===========            ===========
INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and
  accounting change                                                         $0.19              ($0.28)                 $0.26
Loss from discontinued operations                                           (0.01)              (0.03)
Loss from sale of discontinued operations                                                       (0.02)
Cumulative effect of change in accounting                                    0.14
                                                                      -----------         -----------            -----------
Net income (loss) per share                                                 $0.32              ($0.33)                 $0.26
                                                                      ===========         ===========            ===========
Weighted average number of common shares outstanding
  used in computing net income (loss) per share                         8,343,784           8,290,276              8,290,544

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          HANGER ORTHOPEDIC GROUP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1993, 1994 and 1995


                                                             Additional
                                   Common        Common      Paid in       Accumulated     Treasury       Deferred
                                   Shares        Stock       Capital        Deficit         Stock        Compensation       Total
                                 -----------   --------    ------------   ------------    -----------    ------------   -----------
Balance, December 31, 1992         8,177,029    $83,071     $32,952,360    ($3,814,596)    ($632,262)      ($24,885)    $28,563,688
Issuance of Common Stock for
 the purchase of Billings             46,764        468         279,532                                                     280,000
Issuance of Common Stock for
 purchase of Certified                 7,029         70          49,930                                                      50,000
Issuance of Common Stock in
 connection with the exercise
 of stock options                     30,458        305         152,443                                                     152,748
Repurchase of Common Stock            (3,389)                                                (23,300)                       (23,300)
Amortization of deferred
 compensation                                                                                                20,688          20,688
Preferred dividends declared                                    (18,199)                                                    (18,199)
Net Income                                                                   2,655,223                                    2,655,223
                                 -----------   --------    ------------   ------------    -----------    ------------   -----------
Balance, December 31, 1993         8,257,891     83,914      33,416,066     (1,159,373)     (655,562)        (4,197)     31,680,848
Issuance of Common Stock for
 purchase of Columbia Brace           32,653        327         199,673                                                     200,000
Amortization of
 deferred compensation                                                                                        4,197           4,197
Preferred dividends declared                                    (19,882)                                                    (19,882)
Net Loss                                                                    (2,687,438)                                  (2,687,438)
                                 -----------   --------    ------------   ------------    -----------    ------------   -----------
Balance, December 31, 1994         8,290,544     84,241 *    33,595,857     (3,846,811)     (655,562)                    29,177,725
Preferred dividends declared                                    (21,799)                                                    (21,799)
Net Income                                                                   2,135,439                                    2,135,439
                                 -----------   --------    ------------   ------------    -----------    ------------   -----------
Balance, December 31, 1995         8,290,544    $84,241     $33,574,058    ($1,711,372)    ($655,562)                   $31,291,365
                                 ===========   ========    ============   ============    ===========    ============   ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                      1993             1994           1995
                                                                                   -----------      -----------    -----------
Cash flows from operating activities:
      Net income (loss)                                                             $2,655,223      ($2,687,438)    $2,135,439
Adjustments to reconcile net income (loss) to net cash provided by
      (used in) continuing operations:
      Cumulative effect of change in accounting for income taxes                     1,188,706
      Discontinued operations                                                          174,808          426,991
      Loss from sale of discontinued operations                                                         274,791
      Loss from sale of disposal of assets                                                            2,150,310
      Provision for bad debt                                                           688,036          973,678      1,008,731
      Amortization of deferred compensation                                             20,688            4,197
      Depreciation and amortization                                                  2,056,390        2,435,727      2,005,113
      Amortization of excess cost over net assets acquired                             599,321          701,018        686,275
      Deferred taxes                                                                (1,410,912)        (629,674)       755,869
      Extraordinary loss on early extinguishment of debt                                39,168
      Changes in assets and liabilities, net of effects from acquired companies:
            Accounts receivable                                                     (3,134,295)      (3,639,274)    (1,922,572)
            Inventories                                                               (618,295)      (1,169,232)      (800,933)
            Prepaid and other assets                                                  (197,314)         131,714        108,112
            Other assets                                                                13,600            3,782        151,367
            Accounts payable                                                           132,218          (54,555)        48,462
            Accrued expenses                                                           (46,310)         776,860       (742,075)
            Accrued wages & payroll taxes                                              129,484         (116,852)        72,272
            Customer deposits                                                          (34,919)         143,070         97,036
            Deferred revenue                                                           (52,306)         (22,691)        82,897
            Other liabilities                                                          (69,250)         156,884         35,628
                                                                                   -----------      -----------    -----------
Net cash provided by (used in) continuing operations                                 2,134,041         (140,694)     3,721,621
Net cash provided by (used in) discontinued operations                                  66,043         (172,146)
                                                                                   -----------      -----------    -----------
Net cash provided by (used in) operating activities                                  2,200,084         (312,840)     3,721,621
                                                                                   -----------      -----------    -----------

Cash flows from investing activities:
      Purchase of fixed assets                                                        (655,236)      (1,114,551)      (934,798)
      Acquisitions, net of cash                                                     (3,200,719)      (2,599,133)      (273,939)
      Purchase of patent                                                               (41,020)         (59,382)       (70,552)
      Proceeds from sale of certain assets                                                              180,806
      Purchase of non-compete agreements                                              (454,500)        (480,500)       (35,000)
      Purchase of customer list                                                         (2,500)
      (Decrease) increase in other intangibles                                        (388,345)        (265,624)       (24,321)
                                                                                   -----------      -----------    -----------
Net cash used in investing activities                                               (4,742,320)      (4,338,384)    (1,338,610)
                                                                                   -----------      -----------    -----------
Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreement                  10,164,551        2,635,449       (100,000)
      Proceeds from bank borrowings                                                  2,175,000
      Proceeds from the sale of common stocks                                          152,749
      Purchase of treasury stock                                                       (23,300)
      Proceeds from long-term debt                                                   1,000,000        5,000,000
      Repayment of debt                                                            (10,559,768)      (3,276,608)    (1,882,706)
      (Increase) decrease in financing costs                                          (354,123)         (63,393)         7,619
                                                                                   -----------      -----------    -----------
Net cash provided by (used in) financing activities                                  2,555,109        4,295,448     (1,975,087)
                                                                                   -----------      -----------    -----------
Increase (decrease) in cash and cash equivalents for the year                           12,873         (355,776)       407,924
Cash and cash equivalents at beginning of year                                       1,391,284        1,404,157      1,048,381
                                                                                   -----------      -----------    -----------
Cash and cash equivalents at end of year                                            $1,404,157       $1,048,381     $1,456,305
                                                                                   ===========      ===========    ===========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

                 Hanger Orthopedic Group, Inc. ("the Company") is one of the nation's largest practice management companies in the orthotic and prosthetic ("O&P") rehabilitation industry. In addition to providing O&P patient care services through its operating subsidiaries, the Company also manufactures and distributes components and finished patient care products to the O&P industry primarily in the United States. Hanger's largest subsidiary, J.E. Hanger, Inc. ("JEH"), was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

                 Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                 Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Cash and Cash Equivalents: Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase.

                 Fair Value of Financial Instruments: At December 31, 1994 and 1995, the carrying value of financial instruments such as cash and cash equivalents, trade receivables, trade payables, and debt approximates fair value.

                 Inventories: Inventories, which consist principally of purchased parts, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

                 Long-Lived Asset Impairment: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for years beginning after December 15, 1995. This statement established criteria for recognizing, measuring and disclosing impairments of long-lived assets, including intangibles and goodwill. The

Company plans to adopt SFAS 121 in 1996, and does not expect that the adoption will have a material effect on its consolidated financial position or results of operations.

                 Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was approximately $875,000, $1,090,000 and $1,136,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

                 Intangible Assets: Intangible assets, including non-compete agreements, are recorded based on agreements entered into by the Company and are being amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. Other intangible assets are recorded at cost and are being amortized over their estimated useful lives of up to 16 years using the straight-line method. Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses and is being amortized using the straight-line method over 40 years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of excess cost over net assets acquired and other intangible assets. Factors considered in the evaluation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

                 Pre-opening Costs: The Company capitalizes certain costs relating to the pre-opening of new patient care centers. These costs are amortized over a twelve-month period using the straight-line method commencing on the date in which the patient care center opens.

                 Revenue Recognition: Revenue on the sale of orthotic and prosthetic devices is recorded when the device is accepted by the patient. Deferred revenue represents billings made prior to the final fitting and acceptance by the patient. Revenue is recorded at its net realizable value, taking into consideration all governmental and contractual discounts and allowances.

                 Credit Risk: The Company primarily provides customized devices or services throughout the United States and is reimbursed by the patients' third-party insurers or governmentally funded health insurance programs. The Company performs ongoing credit evaluations of its distribution customers. The accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company's customers and future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations. The Company maintains its cash and cash equivalents with high quality financial institutions.

                 Income Taxes: Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. The Company recognized a cumulative effect to January 1, 1993 of the change in accounting for income taxes of approximately $1,189,000 ($.14 per share). Approximately $2,918,000 of the net operating loss carryforwards recognized by the Company in the cumulative effect on January 1, 1993 were generated prior to the acquisition of the Company in 1989. As a result, the Company has reduced excess of cost over net assets acquired related to this acquisition by approximately $992,000 through the recording of the cumulative effect.

                 Net Income (Loss) Per Share: Net income (loss) per common share is computed on the basis of the weighted average number of shares of common stock issued and outstanding. In 1994 common share equivalents are not included in the per share calculations because they are anti-dilutive. Income
(loss) before extraordinary item and cumulative effect of accounting change applicable to common stock has been adjusted for the dividends declared applicable to certain classes of cumulative preferred stock.

                 Stock Based Compensation: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is required to be adopted for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employee." Companies electing to continue to use APB No. 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value method of SFAS No. 123.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

                 The following are the supplemental disclosure requirements for the statements of cash flows:

                                                                                For the Years Ended December 31,
                                                                           --------------------------------------------
                                                                                   1993           1994             1995
                                                                                   ----           ----             ----
                 Cash paid during the period for:
                   Interest                                                $    928,729     $1,690,742       $2,166,877
                   Income taxes                                                 652,000        212,000          712,800
                 Non-cash financing and investing activities:
                 Preferred dividends declared                                    18,199         19,882           21,799
                 Issuance of notes in connection with acquisitions            1,600,000      1,925,000          175,000
                 Issuance of common stock in connection with                    330,000        200,000
                 acquisitions
                 Reduction in the excess cost over net assets acquired
                   through the utilization of net operating loss
                   carryforwards                                                992,081

NOTE D - ACQUISITIONS AND SALE OF ASSETS

                 During 1993, the Company acquired the net assets of several orthotic and prosthetic companies and one manufacturer of orthotic devices. The purchase price for these companies was $2,987,473 in cash plus $1,600,000 in notes and 53,793 shares of common stock valued at $330,000. The notes are payable over 3 to 5 years with interest ranging from 6% to 7%.

                 During 1994, the Company acquired the net assets of several orthotic and prosthetic companies and one manufacturer of orthotic devices. The purchase price for these companies was $2,780,000 in cash, plus $1,925,000 in notes and 32,653 shares of common stock valued at $200,000. The notes are payable over one to five years with interest from 6% to 7%.

                 During 1995, the Company acquired two orthotic and prosthetic companies. The aggregate purchase price was $385,000 comprised of $210,000 in cash and $175,000 in promissory notes. The cash portion of the purchase prices for these acquisitions was borrowed under the Company's revolving credit facility.

                 All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Excess cost over net assets acquired in these acquisitions amounting to approximately $3,557,000 and $376,000 in 1994 and 1995, respectively, are amortized using the straight-line method over 40 years.

                 The following table summarizes the unaudited consolidated pro forma information, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                                                          1994             1995
                                                                                          ----             ----
                      Net sales                                                      $51,392,000      $52,512,000
                      Income from operations                                             152,000        5,850,000
                      Net income (loss)                                               (2,550,000)       2,143,000
                      Net income (loss) per share                                          $(.31)            $.26

                 The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

                 During 1994, the Company commenced discussions and on March 23, 1995, the Company entered into an agreement to sell certain assets related to its operations in southern California for $288,000 under a 10-year promissory note bearing interest at 8%. As a result, the Company recorded a loss in 1994 of $2,150,000, which primarily consisted of the write-off of the related goodwill.

NOTE E - DISCONTINUED OPERATIONS

                 In the fourth quarter of 1993, the Company declared its intent to seek a buyer for the assets of its subsidiary, Apothecaries, Inc. ("Apothecaries"). On September 30, 1994, the Company sold those assets for $181,000 in cash and reported a loss on the sale of $159,379 (net of a tax benefit of $115,412). Apothecaries has been classified in the Consolidated Statements of Operations as a discontinued operation, with all revenue, expenses and other income having been excluded from continuing operations.

                 The operating results of Apothecaries for the year ended December 31, 1993, and for the nine months ended September 30, 1994, were as follows:

                                                                               1993               1994
                                                                               ----               ----
                               Sales                                        $1,462,657         $1,294,341
                               Loss before taxes                              (174,808)          (426,991)
                               Tax benefit                                     (70,000)          (179,336)
                                                                            ----------         ----------
                               Loss from discontinued operations            $ (104,808)        $ (247,655)
                                                                            ==========         ==========

NOTE F - RESTRUCTURING COSTS

                 Results of operations for 1994 include a charge of $460,000 which was recorded in the fourth quarter for costs associated with the closing of several patient care centers in conjunction with management's plan to consolidate the Company's operations. The restructuring charges include future rental payments on buildings that the Company has abandoned, for which the leases cannot be cancelled and subleasing attempts have been unsuccessful.

NOTE G - INVENTORY

                 Inventories at December 31, 1994 and 1995 consist of the following:

                                                                                  1994            1995
                                                                                  ----            ----
                 Raw materials                                               $8,078,838       $ 8,526,760
                 Work in-process                                                835,934         1,107,289
                 Finished goods                                                 550,414           678,240
                                                                             ----------       -----------
                                                                             $9,465,186       $10,312,289
                                                                             ==========       ===========

NOTE H - LONG-TERM DEBT

                 Long-term debt consists of the following at December 31, 1994 and 1995:

                                                                                        1994            1995
                                                                                        ----            ----
                 Revolving credit facility expiring in June, 1997 with interest payable monthly at the Company's option of either the Bank's prime rate plus .25% or the three month LIBOR plus 2.50%
                  (8.175% and 8.75% at December 31, 1995 and
                  8.25% and 9.0% at December 31, 1994)                                $12,800,000     $12,700,000

                 Senior term loans, with principal and interest payable monthly and with one loan at the Bank's prime rate plus .75%, with the remaining loans at the Company's option of either the Bank's prime rate plus .50% or the three-month LIBOR plus 2.75%
                  (9.25% and 8.4375% at December 31, 1995 and 9.25%,
                  9.0% and 8.25% at December 31, 1994) with balloon
                  payments due in November and December 1998                            5,210,301       4,596,663

                 8.5% Convertible Junior Subordinated Note                              4,000,000       4,000,000

                 8.25% Convertible Junior Subordinated Note                             1,000,000       1,000,000

                 Subordinated seller notes with principle and interest payable in either monthly or quarterly installments at interest rates
                  ranging from 6% to 10%, maturing through April 15, 1999               3,344,966       2,375,609

                 Other subordinated notes                                                 106,519          81,805
                                                                                     ------------     -----------
                                                                                       26,461,786      24,754,077
                 Less current portion                                                   2,132,076       1,828,953
                                                                                     ------------     -----------
                                                                                     $ 24,329,710     $22,925,124
                                                                                     ============     ===========

                    Under the terms of the Financing and Security Agreement, as amended, between NationsBank, N.A. ("the Bank") and the Company (the "Financing Agreement"), the Bank currently provides a $13.0 million revolving credit facility (the "Revolving Credit Facility"), which reflects a reduction from its original amount of $13.5 million. The Revolving Credit Facility bears interest, at the Company's option, at either a fluctuating rate equal to the Bank's prime lending rate plus .25% or a fixed rate equal to the three-month London InterBank Offered Rate ("LIBOR") plus 2.5%. On June 30, 1995, the Company made a mandatory curtailment payment of $250,000 to the Bank to reduce the maximum amount of the Revolving Credit Facility from $13.5 million to $13.25 million. On October 2, 1995, the Company and the Bank entered into Amendment No. 8 to the Financing Agreement which reduced the mandatory curtailment payment by the Company under the Revolving Credit Facility from a $1.0 million curtailment to a $250,000 curtailment at September 30, 1995. On September 30, 1995, the Company made such mandatory curtailment payment of $250,000 to the Bank to reduce the maximum amount of the Revolving Credit Facility from $13.25 million to its current amount of $13.0 million. On November 13, 1995, the Company and the Bank agreed to the terms of Amendment No. 9 to the Financing Agreement, which (i) eliminated the previously required mandatory curtailment payments of the Revolving Credit Facility of $250,000 at each of December 31, 1995 and March 31, 1996, and (ii) extended the expiration date of the Revolving Credit
Facility from September 30, 1996 to June 30, 1997.    Borrowings outstanding
under the Revolving Credit Facility amounted to $12.7 million at December 31, 1995.

                 The Revolving Credit Facility is collateralized by substantially all the assets of the Company and contains covenants restricting, among other things, the payment of dividends, the making of acquisitions and other transactions, and imposes net worth, debt service coverage and other financial maintenance requirements. At December 31, 1994, the Company was in default under the fixed charge ratio covenant of the Revolving Credit Facility. The event was cured by a March 31, 1995 amendment. In the first quarter of 1995, the Company was in default under the debt to net worth covenant of the Revolving Credit Facility. The Bank has issued a waiver to the Company for this default.

                 In September 1994, the Company repaid a $1.8 million term loan from the Bank with a portion of the proceeds from a new $3.0 million term loan provided by the Bank. This new $3.0 million term loan bears interest at the Bank's prime rate plus .75%, provides for monthly principal and interest payments and matures on March 31, 1998. In addition to such new term loan, the Company also has three other existing term loans with the Bank, consisting of:
(i) a $1.575 million term loan provided by the Bank on November 17, 1993 which currently bears interest at a fixed rate equal to the three-month LIBOR plus 2.75% and matures on November 30, 1998; (ii) a $600,000 term loan provided by the Bank on December 2, 1993, which currently bears interest at the Bank's prime lending rate plus .50% and matures on December 31, 1998; and (iii) a $200,000 term loan provided by the Bank on May 3, 1994, which currently bears interest at the three-month LIBOR plus 2.75% and matures on April 30, 1999.

                 The Company has a $4,000,000 Convertible Junior Subordinated Note with (the "8.5% Junior Note") interest payable semi-annually. The 8.5% Junior Note matures in March 1999 and is convertible into shares of common stock at $8.80 per share. The Company may require, subject to certain conditions, that the 8.5% Junior Note be fully converted in the event the market price of the common stock exceeds $18.00 for ten consecutive business days. The interest rate of the 8.5% Junior Note may increase by up to two percent in the event of an uncured default. The 8.5% Junior Note is not collateralized.

                 The Company has a $1,000,000 Convertible Junior Subordinated Note (the "8.25% Junior Note") which matures in March 1999 in the principal amount of $1,000,000 at 8.25% interest payable semi-annually. The Junior Note matures in March 1999 and is convertible into shares of common stock at $6.74 per share. The Company may require that the Junior Note be fully converted in the event the market price of the common stock exceeds $9.16 for ten consecutive business days. The 8.25% Junior Note is not collateralized.

                 Deferred financing costs of $39,000 relating to retirement of debt have been expensed and accounted for as an extraordinary item in 1993.

                 Maturities of long-term debt, at December 31, 1995 are as follows:

                                  1996                                       $  1,828,953
                                  1997                                         14,737,079
                                  1998                                          2,848,022
                                  1999                                          5,340,023
                                                                             ------------
                                                                             $ 24,754,077
                                                                             ============

NOTE I - INCOME TAXES

                 The provisions for income taxes for the years ended December 31, 1993, 1994 and 1995 consisted of the following:

                                                                 1993            1994             1995
                                                                 ----            ----             ----
                 Current:
                          Federal                           $1,337,417        $   454,955     $   541,626
                          State                                350,297            238,000         370,973
                                                            ----------        -----------     -----------
                 Total                                       1,687,714            692,955         912,599
                 Deferred:
                          Federal and State                    (61,008)          (334,926)        631,899
                                                            ----------        -----------     -----------
                 Provision for income taxes on
                   income before discontinued
                   operations and extraordinary item         1,626,706            358,029       1,544,498
                 Tax benefit from
                   discontinued operations                     (70,000)          (179,336)
                 Tax benefit from
                   sale of discontinued operations                               (115,412)
                 Tax benefit from extra-
                   ordinary item                               (16,000)
                                                            ----------       ------------     ------------
                 Provision for income taxes                 $1,540,706       $     63,281     $  1,544,498
                                                            ==========       ============     ============

                 A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1993, 1994 and 1995 is as follows:

                                                                        1993              1994             1995
                                                                        ----              ----             ----
                 Federal statutory tax rate                         $ 1,095,207      $  (653,608)     $1,251,349
                 Increase (reduction) in taxes
                   resulting from:
                 State income taxes (net of
                   federal effect)                                      231,196          151,080         249,047
                 Amortization of the excess cost
                   over net assets acquired                             100,599          178,160          92,777
                 Disposal of assets                                                      459,340
                 Valuation allowance                                                      70,000         (70,000)
                 Other, net                                             199,704          153,057          21,325
                                                                    -----------      -----------      ----------
                 Provision for income taxes on
                   income before extraordinary item                   1,626,706          358,029       1,544,498
                 Tax benefit from discontinued
                   operations                                           (70,000)        (179,336)
                 Tax benefit from sale of discontinued
                   operations                                                           (115,412)
                 Tax benefit from extraordinary
                   item                                                 (16,000)
                                                                    -----------      -----------      ----------
                 Provision for income taxes                         $ 1,540,706      $    63,281      $1,544,498
                                                                    ===========      ===========      ==========

                 Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1994 and 1995 are as follows:


                                                                                      1994            1995
                                                                                      ----            ----
                 Deferred Tax Liabilities:
                 Book basis in excess of tax                                 $      775,838    $    775,838
                 Depreciation and amortization                                      584,132         666,920
                                                                             --------------    ------------
                                                                                  1,359,970       1,442,758
                                                                             --------------    ------------
                 Deferred Tax Assets:
                 Net operating loss, Federal                                        420,210         369,624
                 Net operating loss, States                                         171,035         211,165
                 Accrued expenses                                                   225,500         334,790
                 Reserve for bad debts                                              339,773         393,322
                 Alternative minimum tax                                            325,483
                 Inventory capitalization                                           245,318         218,086
                 Other                                                               16,619
                 Restructuring                                                      114,920          13,305
                 Asset dispositions                                                 272,000
                                                                             --------------    ------------
                 Gross deferred tax assets                                        2,130,858       1,540,292
                                                                             --------------    ------------
                 Valuation allowance                                                (70,000)
                                                                             --------------    ------------
                 Net deferred tax assets                                     $      700,888    $     97,534
                                                                             ==============    ============

                 For Federal and State tax purposes at December 31, 1995, the Company has available approximately $1,087,000 of net operating loss carryforwards expiring from 1998 through 2007 and are subject to a limitation in their utilization of approximately $149,000 per year as a result of several changes in shareholder control.

                 At December 31, 1995, the Company evaluated the realizability of the state net operating losses, and based upon revised projections of taxable income by state, has concluded that a valuation allowance is not necessary. The remaining balance of the deferred tax assets should be realized through future taxable income and the reversal of taxable temporary differences.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

                 The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial position or results of operations of the Company.

NOTE K - OPERATING LEASES

                 The Company leases office space under noncancellable operating leases. Certain of these leases contain escalation clauses based on the consumer price index. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 1995:

                                  1996                                       $1,841,000
                                  1997                                        1,135,000
                                  1998                                          778,000
                                  1999                                          513,000
                                  2000                                          368,000
                                  Thereafter                                    284,000
                                                                             ----------
                                                                             $4,919,000
                                                                             ==========

                 Rent expense was approximately $2,172,000, $2,499,000 and $2,144,000 for the years ended December 31, 1993, 1994 and 1995 respectively.

NOTE L- PENSION AND PROFIT SHARING PLANS

                 Previously, the Company had a 401(k) Saving and Retirement Plan (the "Plan") available to all employees of J.E. Hanger, Inc. ("JEH"), a wholly-owned subsidiary of the Company. The Company matched the participant's contributions and made discretionary matching contributions. On January 1, 1993, the Company froze the Plan such that no new employees of JEH were able to participate. On December 31, 1995, the Company terminated the Plan. There was no employer contribution made to the Plan in 1995. Benefit expense was $132,000 and $130,000 for the years ended December 31, 1993 and 1994, respectively.

                 The Company maintains a 401(k) Savings and Retirement plan to include all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company has not made any contributions to this plan.

NOTE M - REDEEMABLE PREFERRED STOCKS

                 The Company has 10,000,000 authorized shares of preferred stock, par value $.01 per share, which may be issued in various classes with different characteristics.

                 The 300 issued and outstanding shares of non-voting, non-convertible Class C preferred stock have an aggregate liquidation value equal to $150,000 plus accrued dividends at 9% and are required to be redeemed on February 1, 2000. Accrued dividends at December 31, 1994 and 1995, were $20,000 and $22,000 respectively.

                 The 100,000 authorized shares of Class F preferred stock, accrues dividends cumulatively at 16.5% and is required to be redeemed prior to any other class of preferred stock, before September 1998, for the aggregate liquidation value of $1,000 per share, plus accrued dividends. As of December 31, 1994 and 1995, none of the Class F preferred stock was issued or outstanding.

NOTE N - WARRANTS AND OPTIONS

WARRANTS

                 In November 1990, the Company entered into a $2,450,000 Note which required the Company, based on certain repayment provisions, to issue to an affiliate in 1991 warrants to purchase 297,883 and 322,699 shares of common stock at $4.16 and $7.65 per share, respectively. These warrants are exercisable through December 31, 2001. The Company had allocated $1,600,000 of the debt proceeds to the warrant. In 1992, the Note was repaid and the unamortized portion of the debt discount was expensed. No warrants have been exercised to date.

OPTIONS

                 Under the Company's 1991 Stock Option Plan ("SOP"), 1,500,000 shares of common stock are authorized for issuance under options that may be granted to employees. The number of shares that remain available for grant at December 31, 1994 and 1995, were 1,007,417 and 892,790, respectively. Under the SOP, options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors and generally vest three years following grant and generally expire eight to ten years after grant.

                 In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded at the date of grant.

                 The following is a summary of option transactions and exercise prices:

                                                                        Stock                          Non-qualified
                                                                     Option Plan                       Stock Options
                                                            ------------------------------    ----------------------------------
                                                                                Price                               Price
                                                             Shares           Per Share        Shares            Per Share
                                                            --------          ---------       --------           -----------
                 Outstanding at
                   December 31, 1993                        473,434                             47,693
                                                            -------                           --------

                 Granted                                      82,000            $ 6.00          30,000              $ 4.38
                 Terminated                                 (17,833)         $6.00 to $12.25
                 Expired                                     (3,559)            $14.08          (5,191)             $14.08
                                                            -------                           --------
                 Outstanding at
                   December 31, 1994                        534,042          $6.00 to $12.25    72,502          $4.38 to $6.00
                                                            -------                           --------

                 Granted                                    171,918          $2.75 to $3.25     37,500              $ 3.00
                 Terminated                                 (57,291)         $6.00 to $12.25
                                                            -------                           --------
                 Outstanding at
                   December 31 1995                         648,669          $2.75 to  $12.25  110,002           $3.00 to $6.00
                                                            =======                            =======
                 Vested at
                   December 31, 1995                        361,668                             34,375
                                                            =======                            =======

                 In August 1990, a principle shareholder (the "Grantor") granted options (the "Manager Options") to three members of management (the "Managers") of the Company to purchase 413,750 shares of Company Common Stock owned by the Grantor at an exercise price of $6.00 per share. The Grantor agreed upon exercise of the Manager Options to transfer 27.5% of the exercise price of each Manager Option to the Company as a capital contribution. The Manager Options were scheduled to expire in May 1994.

                 In March 1991, the Grantor granted options (the "Additional Manager Options") to the Managers to purchase 248,265 and 100,000 shares of Company Common Stock owned by the Grantor at exercise prices of $6.00 and $8.00 per share, respectively. The Additional Manager Options were to expire in December 1994.

                 In May 1994, the Manager Options expired and the Grantor (i) agreed to extend the expiration date from December 1994 to December 1995 relating to an aggregate of 264,124 shares of Company Common Stock, and (ii) grant new options (the "New Manager Options") to the Managers to purchase 313,788 shares of Company Common Stock owned by the Grantor at an exercise price of $6.00 per share. The remaining 84,141 shares of Company Common Stock which underlied the balance of the Additional Manager Options continued to have an expiration date of December 1994. The New Manager Options vested immediately upon the date of grant and were scheduled to expire in May 1995.

                 In September 1994, the Grantor agreed to (i) decrease the option exercise price of each of the New Manager Options and the previously extended portion of the Additional Manager Options relating to 264,124 shares of Company Common Stock to the then current market price of the Company Common Stock of $3.875 per share and (ii) extend the expiration dates of all such New Manager Options and such portion of the Additional Manager Options to March 1996.

                 In October 1995, the Grantor agreed to allow for the payment of the option exercise price of all New Manager Options and Additional Manager Options in cash and/or the reduction in the remaining number of shares issuable upon the exercise of such options, as well as to extend the expiration dates of all the New Manager Options and Additional Manager Options as follows: (i) the expiration date of New Manager Options relating to 232,720 shares was extended from March 22, 1996 to March 22, 1997, (ii) the expiration date of new Manager Options relating to 81,068 shares was extended from March 22, 1996 to December 31, 1997, (iii) the expiration date of Additional Manager Options relating to 93,389 shares was extended from March 22, 1996 to March 22, 1997 and (iv) the expiration date of Additional Manager Options relating to 170,735 shares was extended from March 22, 1996 to December 31, 1997.

                 Under the Company's 1993 Non-Employee Director Stock Option Plan, 250,000 shares of common stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of common stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option will be equal to 100% of the fair market value of the common stock on the date of grant. Each option will vest at the rate of 25% each year for the first four years after the date of grant of the option and each such option will expire ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder will expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 1994 and 1995 were 190,000 and 160,000, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS


                 Our report on the consolidated financial statements of Hanger Orthopedic Group, Inc. and Subsidiaries is included on Page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 43 of this Form 10-K.

                 In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                                                       Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 8, 1996

                         HANGER ORTHOPEDIC GROUP, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                               ADDITIONS
                                                          BALANCE AT           CHARGED TO                           BALANCE AT
                                                          BEGINNING            COSTS AND                              END OF
                    YEAR        CLASSIFICATION             OF YEAR              EXPENSES           DEDUCTIONS          YEAR
                    ----        --------------             -------              --------           ----------          ----
                    1995       Allowance for
                               doubtful accounts           $976,000            $1,009,000           $841,000         $1,144,000

                    1994       Allowance for
                               doubtful accounts           $662,000              $974,000           $660,000           $976,000
                    1993       Allowance for
                               doubtful accounts           $447,000              $688,000           $473,000           $662,000