Form 10-Q
period 1995-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1996-05-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1996
                                           --------------
                             OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________________ to _________

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996; 8,290,544 shares of common stock, $.01 par value per share.

                       HANGER ORTHOPEDIC GROUP, INC.


                                   INDEX


                                                                      Page No.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - March 31, 1996
   (unaudited) and December 31, 1995                                     2

Consolidated Statements of Operations for the three
   months ended March 31, 1996 and 1995 (unaudited)                      4

Consolidated Statements of Cash Flows for the three
   months ended March 31, 1996 and 1995 (unaudited)                      5

Notes to Consolidated Financial Statements                               7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

Part II.    OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                              13

                       HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                                 March 31,         December 31,
                                                                   1996                1995
                                                                (unaudited)
                                                                -----------        -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $ 1,146,310        $ 1,456,305
   Accounts receivable less allowances for
      doubtful accounts of $1,257,000 and
      $1,144,000 in 1996 and 1995, respectively                  12,299,318         13,324,991
   Inventories                                                   10,434,845         10,312,289
   Prepaid expenses and other assets                              1,454,513          1,040,914
   Deferred income taxes                                            804,499            804,499
                                                                -----------        -----------
        Total current assets                                     26,139,485         26,938,998
                                                                -----------        -----------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                           2,991,245          2,991,245
   Buildings                                                      2,595,414          2,592,214
   Machinery and equipment                                        3,768,973          3,654,780
   Furniture and fixtures                                         1,604,715          1,575,493
   Leasehold improvements                                         1,197,058          1,184,782
                                                                -----------        -----------
                                                                 12,157,405         11,998,514
Less accumulated depreciation and amortization                    4,520,785          4,232,858
                                                                -----------        -----------
                                                                  7,636,620          7,765,656

INTANGIBLE ASSETS
   Excess of cost over net assets acquired                       27,134,573         27,133,528
   Non-compete agreements                                         4,786,371          4,786,371
   Other intangible assets                                        3,835,753          3,825,240
                                                                -----------        -----------
                                                                 35,756,697         35,745,139
   Less accumulated amortization                                  9,393,237          9,035,394
                                                                -----------        -----------
                                                                 26,363,460         26,709,745

OTHER ASSETS
   Other                                                            377,322            385,662
                                                                -----------        -----------

TOTAL ASSETS                                                    $60,516,887        $61,800,061
                                                                ===========        ===========

                                  HANGER ORTHOPEDIC GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS


                                                                 March 31,         December 31,
                                                                   1996                1995
                                                                (unaudited)
                                                                -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                            $ 1,943,011        $ 1,828,953
   Accounts payable                                               1,806,759          1,612,401
   Accrued expenses                                                 826,132            710,510
   Customer deposits                                                305,987            489,758
   Accrued wages and payroll taxes                                1,317,474          1,495,013
   Deferred revenue                                                 184,420            180,587
                                                                -----------        -----------
      Total current liabilities                                   6,383,783          6,317,222
                                                                -----------        -----------

Long-term debt                                                   21,495,428         22,925,124
Deferred income taxes                                               709,863            706,965
Other liabilities and accrued dividends                             232,554            305,499

Mandatorily redeemable preferred stock, class C, 300
   shares authorized, liquidation preference of $500 per            259,641            253,886
   share

Mandatorily redeemable preferred stock, class F, 100,000 shares authorized, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 25,000,000 shares
      authorized, 8,424,039 shares issued and 8,290,544
      shares outstanding in 1996 and 1995, respectively              84,241             84,241
   Additional paid-in capital                                    33,568,302         33,574,058
   Accumulated deficit                                           (1,561,363)        (1,711,372)
                                                                -----------        -----------
                                                                 32,091,180         31,946,927

Treasury stock - (133,495 shares)                                  (655,562)          (655,562)
                                                                -----------        -----------
                                                                 31,435,618         31,291,365
                                                                -----------        -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $60,516,887        $61,800,061
                                                                ===========        ===========

                                  HANGER ORTHOPEDIC GROUP, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED March 31, 1996 and 1995
                                           (unaudited)

                                                                1996                 1995
                                                                ----                 ----

Net Sales                                                  $ 12,229,029         $ 12,211,038

Cost of products and services sold                            5,884,724            5,867,202
                                                           -------------        -------------
Gross profit                                                  6,344,305            6,343,836

Selling, general & administrative                             4,997,078            4,727,703
Depreciation and amortization
                                                                476,155              538,970
Amortization of excess cost over net assets acquired
                                                                169,615              172,942
Income from operations
                                                                701,457              904,221
Other expense:
   Interest expense, net                                       (393,236)            (466,757)
   Other                                                        (45,512)             (16,518)
                                                           -------------        -------------
Income from operations before income taxes                      262,709              420,946

Provision for income taxes                                      112,700              176,746
                                                           -------------        -------------

Net income                                                 $    150,009         $    244,200
                                                           =============        =============

Income per common share:
Net income per share                                       $        .02         $        .03
                                                           =============        =============

Weighted average number of common shares
   outstanding                                                8,324,263            8,290,544

                                  HANGER ORTHOPEDIC GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED March 31, 1996 and 1995
                                           (unaudited)

                                                               1996                 1995
                                                               ----                 ----

Cash flows from operating activities:
   Net income                                              $  150,008           $  244,200

Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for bad debt                                  236,503              127,232
      Depreciation and amortization                           476,155              538,970
      Amortization of excess cost over net
         assets acquired                                      169,615              172,942
      Changes in assets and liabilities, net
         of effect from acquired companies:
            Accounts receivable                               789,170              275,507
            Inventory                                        (122,556)            (295,203)
            Prepaid and other assets                         (413,599)            (428,611)
            Other assets                                        8,341              128,298
            Accounts payable                                  194,358               92,745
            Accrued expenses                                  204,475              (60,304)
            Accrued wages and payroll taxes                  (177,539)            (365,558)
            Customer deposits                                (183,771)             (98,210)
            Deferred revenue                                    3,833                2,846
            Taxes payable                                     (72,945)             176,746
            Other liabilities                                 (85,955)              22,773
                                                           -----------          -----------
               Total adjustments                            1,026,085              290,173
                                                           -----------          -----------

Net cash provided by operating activities                   1,176,093              534,373
                                                           -----------          -----------

Cash flows from investing activities:
   Purchase of fixed assets, net                             (158,891)            (330,647)
   Purchase of patents                                        (10,513)             (17,089)
   Acquisitions, net of cash                                                      (265,194)
   Purchase of non-compete agreements                                              (35,000)
   Other intangibles                                           (1,045)              (1,103)
                                                           -----------          -----------

Net cash used in investing activities                        (170,449)            (649,033)
                                                           -----------          -----------

                                 Continued

                                  HANGER ORTHOPEDIC GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED March 31, 1996 and 1995
                                           (unaudited)

                                                               1996                 1995
                                                               ----                 ----
Cash flows from financing activities:
   Net borrowings (repayments) under revolving
    credit facility                                        $  (900,000)         $   500,000
   Repayment of long-term debt                                (415,639)            (613,357)
   Increase in financing costs                                                       32,889
                                                           ------------         ------------
Net cash used in financing activities                       (1,315,639)             (80,468)
                                                           ------------         ------------

Net change in cash and cash equivalents for the period        (309,995)            (195,128)
Cash and cash equivalents at beginning of period             1,456,305            1,048,381
                                                           ------------         ------------
Cash and cash equivalents at end of period                 $ 1,146,310          $   853,253
                                                           ============         ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                             $   542,255          $   616,808
                                                           ============         ============

      Taxes                                                $   207,780
                                                           ============

Non-cash financing and investing activities:
   Issuance of notes in connection with acquisitions                            $   175,000
                                                                                ============

   Dividends declared - preferred stock                    $     5,755                5,262
                                                           ============         ============


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

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company"), as of December 31, 1995, and notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

NOTE B -- INVENTORY

     Inventories at March 31, 1996 and December 31, 1995 were comprised of the following:

                                      March 31, 1996    December 31, 1995
                                       (unaudited)

   Raw materials                       $  8,292,954         $  8,526,760
   Work-in-process                        1,264,685            1,107,289
   Finished goods                           877,206              678,240
                                       ------------         ------------
                                       $ 10,434,845         $ 10,312,289
                                       ============         ============

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                       For the Three
                                                       Months Ended
                                                        March 31,
                                                      --------------

                                                      1996      1995
                                                      ----      ----
Net sales                                             100.0%    100.0%
Cost of products and services sold                     48.1      48.0
Gross profit                                           51.9      52.0
Selling, general & administrative
    expenses                                           40.9      38.7
Depreciation and amortization                           3.9       4.4
Amortization of excess cost over net
    assets acquired                                     1.4       1.4
Income from operations                                  5.7       7.4
Interest expense                                        3.2       3.8
Provision for income taxes                               .9       1.4
Net income                                              1.2       2.0


     FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

   NET SALES

     Net sales for the three months ended March 31, 1996, amounted to approximately $12,229,000, an increase of approximately $18,000, or .1%, over net sales of approximately $12,211,000 for the three months ended March 31, 1995. The increase in net sales, which occurred notwithstanding the closing during 1995 of nine unprofitable patient-care centers, was primarily attributable to the acquisition of two patient-care centers in Montana and Florida in January and March 1995, respectively. Of the net sales contributed by patient-care centers and facilities that were in operation during the first quarters of both 1995 and 1996, patient-care centers recorded an increase in net sales of $171,000, or 2%, manufacturing experienced a $300,000, or 13%, decline in net sales, and distribution recorded a $127,000, or 22% increase in net sales.

   GROSS PROFIT

     Gross profit during the three months ended March 31, 1996 amounted to approximately $6,344,000 and remained unchanged when compared to the prior period. Gross profit as a percent of net sales decreased from 52.0% in the first quarter of 1995 to 51.9% in the first quarter of 1996.


   SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses in the three months ended March 31, 1996 increased by approximately $269,000, or 5.7%, compared to the three months ended March 31, 1995. Selling, general and administrative expenses as a percent of net sales increased to 40.9% from 38.7% for the same period a year ago. The increase in selling, general and administrative expenses was primarily a result of the Company's recently instituted OPNET program.

   INCOME FROM OPERATIONS

     Principally as a result of the above, the income from operations in the quarter ended March 31, 1996 amounted to approximately $701,000, a decrease of $203,000, or 22.4%, from the prior year's comparable quarter. Income from operations as a percent of net sales decreased to 5.7% in the first quarter of 1996 from 7.4% for the prior year's comparable period.

   INTEREST EXPENSE

     Interest expense in the first quarter of 1996 amounted to approximately $393,000, a decrease of approximately $74,000, or 15.8%, from the approximately $467,000 of interest expense incurred in the first quarter of 1995. Interest expense as a percent of net sales decreased to 3.2% from 3.8% for the same period a year ago. The decrease in interest was primarily a result of a decrease in outstanding borrowings of approximately $3,000,000.

   INCOME TAXES

     The provision for income taxes in the first quarter of 1996 amounted to approximately $113,000 compared to approximately $177,000 in the first quarter of 1995.

   NET INCOME

     As  a  result  of  the  above,   the  Company   recorded  net  income  of
approximately $150,000 in the quarter ended March 31, 1996, compared to net income of approximately $244,000 in the quarter ended March 31, 1995.

   LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at March 31, 1996 was approximately $19.8 million. Cash available at that date was approximately $1,146,000. Net cash provided by operations for the three months ended March 31, 1996 was approximately $1,176,000. The Company's cash resources available during the first quarter of 1996 were satisfactory to meet its obligations.

     The Company's total long-term debt at March 31, 1996, including a current portion of approximately $1.9 million, was approximately $23.4 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii) $11.8 million borrowed under the Company's revolving credit facility with NationsBank, N.A. (the "Bank"); (iv) $4.4 million in term loans borrowed from the Bank; and (v) approximately $2.2 million of other indebtedness.

     Under the terms of the Financing and Security Agreement, as amended, between the Bank and the Company (the "Financing Agreement"), the Bank currently provides a $13.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest, at the Company's option, at either a fluctuating rate equal to the Bank's prime lending rate plus .25% or a fixed rate equal to the three-month London InterBank Offered Rate ("LIBOR") plus 2.5%.

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

     The Company is actively engaged in ongoing discussions with prospective acquisition candidates. The Company plans to continue to expand its operations through acquisitions, although at a slower rate than in prior years, with a view towards increasing efficiency and profitability of its existing facilities.

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


                                       HANGER ORTHOPEDIC GROUP, INC.



Date:   May 10, 1996                              /s/IVAN R. SABEL
                                                  ---------------------------
                                                  Ivan R. Sabel, CPO
                                                  Chief Executive Officer



Date:   May 10, 1996                              /s/RICHARD A. STEIN
                                                  ---------------------------
                                                  Richard A. Stein
                                                  Vice President - Finance
                                                  Principal Financial and
                                                  Accounting Officer