Form 10-Q
period 1996-06-30
HANGER ORTHOPEDIC GROUP INC
filed 1996-08-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended  June 30, 1996
                                       ----------------
                                      OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________  to ______________

                        Commission file number    1-10670
                                              ---------------

                         HANGER ORTHOPEDIC GROUP, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                         84-0904275
  ---------------------------------------------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

  7700 Old Georgetown Road, Bethesda, MD                   20814
  ---------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code: (301) 986-0701
                                                     ----------------

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ].

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1996, 8,310,619 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.


                                      INDEX


                                                                      Page No.
                                                                      --------
Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets - June 30, 1996
        (unaudited) and December 31, 1995                                 1

Consolidated Statements of Operations for the six
        months ended June 30, 1996 and 1995 (unaudited)                   3

Consolidated Statements of Operations for the three
        months ended June 30, 1996 and 1995 (unaudited)                   4

Consolidated Statements of Cash Flows for the six
        months ended June 30, 1996 and 1995 (unaudited)                   5

Notes to Consolidated Financial Statements                                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Securityholders            13

Item 5.    Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                               14

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,       December 31,
                                                             1996            1995
                                                             ----            ----
                                                          (unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $   527,476    $ 1,456,305
   Accounts receivable less allowances for
      doubtful accounts of $1,217,000 and $1,144,000
      in 1996 and 1995                                     13,640,590     13,324,991
   Inventories                                             10,355,866     10,312,289
   Prepaid expenses and other assets                        1,263,210      1,040,914
   Deferred income taxes                                      804,499        804,499
                                                          ------------   ------------
        Total current assets                               26,591,641     26,938,998
                                                          ------------   ------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                     2,991,245      2,991,245
   Buildings                                                2,605,981      2,592,214
   Machinery and equipment                                  3,942,753      3,654,780
   Furniture and fixtures                                   1,609,250      1,575,493
   Leasehold improvements                                   1,235,122      1,184,782
                                                          ------------   ------------
                                                           12,384,351     11,998,514
Less accumulated depreciation and amortization              4,809,235      4,232,858
                                                          ------------   ------------
                                                            7,575,116      7,765,656
                                                          ------------   ------------

INTANGIBLE ASSETS
   Excess of cost over net assets acquired                 27,236,124     27,133,528
   Non-compete agreements                                   4,786,371      4,786,371
   Other intangible assets                                  3,839,281      3,825,240
                                                          ------------   ------------
                                                           35,861,776     35,745,139
   Less accumulated amortization                            9,749,877      9,035,394
                                                          ------------   ------------
                                                           26,111,899     26,709,745
                                                          ------------   ------------

OTHER ASSETS
   Other                                                      401,074        385,662
                                                          ------------   ------------

TOTAL ASSETS                                              $60,679,730    $61,800,061
                                                          ============   ============


The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,       December 31,
                                                             1996            1995
                                                             ----            ----
                                                          (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                      $ 2,035,853    $ 1,828,953
   Accounts payable                                         1,448,274      1,612,401
   Accrued expenses                                           622,704        710,510
   Customer deposits                                          450,736        489,758
   Accrued wages and payroll taxes                          1,362,807      1,495,013
   Deferred revenue                                           269,005        180,587
                                                          ------------   ------------
      Total current liabilities                             6,189,379      6,317,222
                                                          ------------   ------------

Long-term debt                                             21,086,315     22,925,124
Deferred income taxes                                         709,863        706,965
Other liabilities                                             260,432        305,499

Mandatorily redeemable preferred stock, class C,
   liquidation preference of $500 per share                   265,527        253,886

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 25,000,000 shares
       authorized, 8,436,764 and 8,424,039 shares issued,
       and 8,303,269 and 8,290,544 shares outstanding in
      1996 and 1995                                            84,368         84,241
   Additional paid-in capital                              33,562,289     33,574,058
   Accumulated deficit                                       (822,881)    (1,711,372)
                                                          ------------   ------------
                                                           32,823,776     31,946,927
                                                          ------------   ------------

Treasury stock - (133,495 shares)                            (655,562)      (655,562)
                                                          ------------   ------------
                                                           32,168,214     31,291,365

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $60,679,730    $61,800,061
                                                          ============   ============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 1996 and 1995
                                  (unaudited)

                                                             1996            1995
                                                             ----            ----
Net Sales                                                 $26,249,672    $25,560,895

Cost of products and services sold                         12,238,843     11,929,638
                                                          ------------   ------------
Gross profit                                               14,010,829     13,631,257

Selling, general & administrative                          10,222,239      9,604,603
Depreciation and amortization                                 955,685      1,045,961
Amortization of excess cost over net assets acquired          339,674        346,124
                                                          ------------   ------------
Income from operations                                      2,493,231      2,634,569
Other income expense:
   Interest expense, net                                     (861,539)    (1,017,024)
   Other income (expense)                                     (73,502)       (63,203)
                                                          ------------   ------------
Income from operations before income taxes                  1,558,190      1,554,342

Provision for income taxes                                    669,700        652,822
                                                          ------------   ------------

Net income                                                $   888,490    $   901,520
                                                          ============   ============

Earnings Per Share:
Net income per share                                      $       .11           $.11
                                                          ============   ============

Weighted average number of common shares
   outstanding                                              8,351,436      8,290,544


The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED June 30, 1996 and 1995
                                  (unaudited)

                                                             1996            1995
                                                             ----            ----
Net Sales                                                 $14,020,643    $13,349,857

Cost of products and services sold                          6,354,119      6,062,436
                                                          ------------   ------------
Gross profit                                                7,666,524      7,287,421

Selling, general & administrative                           5,225,161      4,876,900
Depreciation and amortization                                 479,530        506,991
Amortization of excess cost over net assets acquired
                                                              170,059        173,182
                                                          ------------   ------------
Income from operations                                      1,791,774      1,730,348
Other expense:
   Interest expense, net                                     (468,303)      (550,267)
   Other                                                      (27,990)       (46,685)
                                                          ------------   ------------
Income from operations before income taxes                  1,295,481      1,133,396

Provision for income taxes                                    557,000        476,076
                                                          ------------   ------------

Net income                                                $   738,481    $   657,320
                                                          ============   ============

Earnings Per Share:
Net income per share                                      $       .09    $       .08
                                                          ============   ============

Weighted average number of common shares
   outstanding                                              8,354,424      8,290,544


The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1996 and 1995
                                  (unaudited)

                                                             1996            1995
                                                             ----            ----
Cash flows from operating activities:
   Net income                                             $   888,490    $   901,520

Adjustments to reconcile net income to net
cash provided by operating activities:
      Provision for bad debt                                  507,182        352,749
      Depreciation and amortization                           955,685      1,045,961
      Amortization of excess cost over net
         assets acquired                                      339,674        346,124
      Changes in assets and liabilities, net
         of effect from acquired companies:
            Increase in accounts receivable                  (822,781)      (310,230)
            Increase in inventory                             (43,577)      (638,554)
            Increase in prepaid and other assets             (222,296)      (140,046)
            (Increase) decrease in other assets               (15,408)       143,985
            Decrease in accounts payable                     (164,127)        (2,444)
            Increase (decrease) in accrued expenses           250,851       (285,376)
            Decrease in accrued wages and payroll taxes      (132,206)      (176,592)
            Decrease in customer deposits                     (39,022)       (79,179)
            Increase in deferred revenue                       88,418          3,232
            Increase (decrease) in taxes payable             (335,759)       652,822
            Decrease in other liabilities                     (45,067)       (13,771)
                                                          ------------   ------------
               Total adjustments                              321,567        898,681
                                                          ------------   ------------
Net cash provided by operating activities                   1,210,057      1,800,201
                                                          ------------   ------------

Cash flows from investing activities:
  Purchase of fixed assets, net                              (390,336)      (600,985)
  Purchase of patents                                         (13,065)       (38,255)
  Acquisitions, net of cash                                   (95,000)      (264,294)
  Purchase of non-compete agreements                                         (35,000)
  Other intangibles                                            (7,596)        (5,871)
                                                          ------------   ------------


Net cash used in investing activities                        (505,997)      (944,405)
                                                          ------------   ------------

                                   Continued

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1996 and 1995
                                  (unaudited)

                                                             1996            1995
                                                             ----            ----
Cash flows from financing activities:
   Net borrowings under revolving credit facility         $  (800,000)   $   350,000
   Repayment of long-term debt                               (831,913)      (973,165)
   Increase in financing costs                                   (976)        70,619
                                                          ------------   ------------
Net cash (used in) provided by financing activities        (1,632,889)      (552,546)
                                                          ------------   ------------

Net change in cash and cash equivalents for the period       (928,829)       303,250
Cash and cash equivalents at beginning of period            1,456,305      1,048,381
                                                          ------------   ------------
Cash and cash equivalents at end of period                $   527,476    $ 1,351,631
                                                          ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                            $   887,529    $ 1,096,072
                                                          ============   ============
      Taxes                                               $   786,980
                                                          ============

Non-cash financing and investing activities:
   Issuance of notes in connection with acquisitions                     $   175,000
                                                                         ============

   Dividends declared preferred stock                     $   11,641     $    10,643
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

NOTE B -- INVENTORY

     Inventories at June 30, 1996 and December 31, 1995 were comprised of the following:

                                  June 30, 1996         December 31, 1995
                                 -------------          -----------------
                                  (unaudited)

        Raw materials             $ 8,210,459              $ 8,526,760
        Work-in-process             1,254,685                1,107,289
        Finished goods                890,722                  678,240
                                  -----------              -----------
                                  $10,355,866              $10,312,289
                                  ===========              ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                      For the Six               For the Three
                                                     Months Ended               Months Ended
                                                       June 30,                   June 30,
                                                     -------------              ------------
                                                     1996     1995              1996    1995
                                                     ----     ----              ----    ----

Net sales                                            100.0%   100.0%            100.0%  100.0%
Cost of products and services sold                    46.6     46.7              45.3    45.4
Gross profit                                          53.4     53.3              54.7    54.6
Selling, general & administrative
    expenses                                          38.9     37.6              37.3    36.5
Depreciation and amortization                          3.6      4.1               3.4     3.8
Amortization of excess cost over net
    assets acquired                                    1.3      1.4               1.2     1.3
Income from operations                                 9.5     10.3              12.8    13.0
Interest expense                                       3.3      4.0               3.3     4.1
Provision for income taxes                             2.6      2.6               4.0     3.6
Net income                                             3.4      3.5               5.3     4.9


FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     NET SALES

     Net sales for the six months ended June 30, 1996 amounted to approximately $26,250,000, an increase of approximately $689,000, or 2.7%, over net sales of approximately $25,561,000 for the six months ended June 30, 1995. Of this $689,000 increase, $600,000 was a result of patient care centers and facilities that were in operation during the both periods ("Internal Base Net Sales"). Contributing to the $600,000 increase in Internal Base Net Sales was a $544,000, or 2.8%, increase attributable to patient care centers, a $263,000, or 6.0%, decrease from manufacturing and a $319,000, or 25.3%, increase from distribution.

     GROSS PROFIT

     Gross profit for the first six months of 1996 increased by approximately $380,000, or 2.8%, over the prior year's comparable period. Gross profit as a percent of net sales increased from 53.3% in the six months ended June 30, 1995 to 53.4% in the six months ended June 30, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the first six months ended June 30, 1996 increased by approximately $618,000, or 6.4%, compared to the first six months of 1995. In addition to increasing in dollar amount, selling, general and administrative expenses as a percent of net sales increased to 38.9% for the six months ended June 30, 1996 from 37.6% of net sales for the six months ended June 30, 1995. The increase in selling, general and administrative expenses was primarily attributable to the Company's new OPNET program which generated insignificant revenues during the period. It is expected that OPNET revenues will exceed expenses relating to that program in the third quarter.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the first six months ended June 30, 1996 amounted to approximately $2,493,000, a decrease of $141,000, or 5.4%, from the prior year's comparable period. In addition to decreasing in dollar amount, income from operations as a percent of net sales decreased from 10.3% in the six months ended June 30, 1995 to 9.5% in the six months ended June 30, 1996.

     INTEREST EXPENSE

     Interest expense for the first six months of 1996 amounted to approximately $862,000, a decrease of approximately $155,000, or 15.3%, from the $1,017,000 of interest expense incurred in the six months of 1995. In addition, interest expense as a percent of net sales decreased from 4.0% for the six months ended June 30, 1995 to 3.3% for the six months ended June 30, 1996. The decrease in interest was primarily a result of a decrease in outstanding borrowings of approximately $2,900,000.

     INCOME TAXES

     The provision for income taxes for the six months ended June 30, 1996 amounted to approximately $670,000 as compared to a $653,000 for the six months ended June 30, 1995.

     NET INCOME

     As a result of the above, the Company recorded net income of $889,000, or $.11 per share, in the first six months of 1996, compared to net income of $902,000, or $.11 per share, in the first six months of 1995.

FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

     NET SALES

     Net sales for the three months ended June 30, 1996, amounted to approximately $14,020,000, an increase of approximately $671,000, or 5.0%, over net sales of approximately $13,350,000 for the three months ended June 30, 1995. Of this $671,000 increase, $635,000 was a result of patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales"). Of the $635,000 increase in Internal Base Net Sales, $406,000, or 3.9%, was attributable to patient care centers, $36,000, or 1.7%, was attributable to manufacturing and $192,000, or 28.2%, was attributable to distribution.

     GROSS PROFIT

     Gross profit in the three months ended June 30, 1996 increased by approximately $379,000, or 5.2%, over the prior year's comparable quarter. Gross profit as a percent of net sales increased from 54.6% to 54.7% for the comparable periods.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses in the three months ended June 30, 1996 increased by approximately $348,000, or 7.1%, compared to the three months ended June 30, 1995. Selling, general and administrative expenses as a percent of net sales increased to 37.3% in the three months ended June 30, 1996 from 36.5% for the last year's comparable period. The increase in selling, general and administrative expenses was primarily attributable to the Company's OPNET program.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the three months ended June 30, 1996 amounted to approximately $1,792,000, an increase of $61,000, or 3.5%, over the prior year's comparable quarter. Income from operations as a percent of net sales, decreased to 12.8% in the second quarter of 1996 from 13.0% for the prior year's comparable period.

     INTEREST EXPENSE

     Interest expense in the second quarter of 1996 amounted to approximately $468,000, a decrease of approximately $82,000, or 14.9%, from the $550,000 of interest expense incurred in the second quarter of 1995. Interest expense as a percent of net sales also decreased to 3.3% from 4.1% for the same period a year ago. The decrease in interest was primarily a result of a decrease in outstanding borrowings of approximately $2,900,000.

     INCOME TAXES

     The provision for income taxes for the quarter ended June 30, 1996 was $557,000 compared to $476,000 for the quarter ended June 30, 1995.

     NET INCOME

     As a result of the above, the Company recorded net income of $739,000, or $.09 per share, in the quarter ended June 30, 1996, compared to net income of $657,000, or $.08 per share, in the quarter ended June 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at June 30, 1996 was approximately $20.6 million. Cash available at that date was approximately $527,000. Net cash provided by operations for the six months ended June 30, 1996 was $1,210,000. The Company's cash resources available during the first six months of 1996 were satisfactory to meet its obligations.

     The Company's total long-term debt at June 30, 1996, including a current portion of approximately $2.0 million, was approximately $23.1 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii) $11.9 million borrowed under the Company's revolving credit facility with NationsBank, N.A. (the "Bank"); (iv) $4.2 million in term loans borrowed from the Bank and (v) approximately $2.0 million of other indebtedness.

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

     The Revolving Credit Facility is collateralized by substantially all the assets of the Company and contains covenants restricting, among other things, the payment of dividends and the making of acquisitions and other transactions, and imposes net worth, debt service coverage and other financial maintenance requirements.

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

     On July 29, 1996, Hanger announced that it had entered into an Agreement and Plan of Merger, dated as of July 29, 1996, among Hanger, JEH Acquisition Corporation ("Acquisition") and J.E. Hanger, Inc. of Georgia ("JEH"). The Agreement provides for the proposed merger of Acquisition which is a wholly-owned subsidiary of Hanger, with and into JEH, which is a privately held corporation as a result of which JEH will become a wholly-owned subsidiary of Hanger. Pursuant to the Agreement, it is proposed that Hanger will acquire all of JEH's outstanding shares in exchange for cash in the amount of $44 million and one million shares of Hanger common stock. The proposed cash payment is subject to adjustment based on certain financial and tax liability matters at the time of the closing, which is expected to occur in the fall of 1996. Consummation of the proposed merger is subject to numerous conditions, including the satisfactory completion of due diligence activities and the financing arrangements by Hanger, as well as approval by JEH's shareholders and other conditions customary in merger transactions.

     OTHER

     Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

                          PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Shareholders was held on June 18, 1996.

     The following eight directors were reelected by the following votes to serve as members of the Board of Directors for one year or until their successors are elected and qualified:

               Name                          Votes For            Votes Withheld
               ----                          ---------            --------------
        Ivan R. Sabel                        5,902,936                43,404
        Mitchell J. Blutt, M.D.              5,834,995               111,345
        Edmond E. Charrette, M.D.            5,899,556                46,784
        Thomas P. Cooper, M.D.               5,837,565               108,775
        Robert J. Glaser, M.D.               5,898,974                47,366
        James G. Hellmuth                    5,834,953               111,387
        William L. McCulloch                 5,901,894                44,446
        Walter J. McNerney                   5,839,065               107,275

     Shareholders ratified the selection of Coopers & Lybrand as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 5,899,284 shares for and 32,187 shares against, with 12,619 shares abstaining.

ITEM 5.        EXHIBIT AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               The following exhibit is filed herewith:

               11      Computation of net Income Per Share

        (b)    REPORTS ON FORM 8-K

               On July 29, 1996, the Company filed a Form 8-K (Item 5) regarding its proposed acquisition of J.E. Hanger, Inc. of Georgia.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HANGER ORTHOPEDIC GROUP, INC.



Date:   August 12, 1996               /s/IVAN R. SABEL
                                      -----------------------
                                      Ivan R. Sabel
                                      Chief Executive Officer



Date:   August 12, 1996               /s/RICHARD A. STEIN
                                      -----------------------
                                      Richard A. Stein
                                      Vice President - Finance
                                      Principal Financial and
                                      Accounting Officer