Form 10-Q
period 1996-09-30
HANGER ORTHOPEDIC GROUP INC
filed 1996-11-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------
                                   FORM 10-Q
 (Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1996
                                      OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

               Commission file number 1-10670

                         HANGER ORTHOPEDIC GROUP, INC.
 -----------------------------------------------------------------------------
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

                               (301) 986-0701
 -----------------------------------------------------------------------------
              Registrant's telephone number, including area code

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1996, 9,315,634 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX

                                                                      PAGE NO.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - September 30, 1996
        (unaudited) and December 31, 1995                                1

Consolidated Statements of Income for the nine
        months ended September 30, 1996 and 1995 (unaudited)             3

Consolidated Statements of Income for the three
        months ended September 30, 1996 and 1995 (unaudited)             4

Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1996 and 1995 (unaudited)             5

Notes to Consolidated Financial Statements                               7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                              16

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,       December 31,
                                                                 1996                1995
                                                                 ----                ----
                                                              (unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                  $ 1,416,663         $ 1,456,305
   Accounts receivable less allowances for
      doubtful accounts of $1,107,000 and $1,144,000
      in 1996 and 1995, respectively                           14,129,902          13,324,991
   Inventories                                                 10,716,490          10,312,289
   Prepaid expenses and other assets                            1,159,680           1,040,914
   Deferred income taxes                                          804,499             804,499
                                                              -----------         -----------
        Total current assets                                   28,227,234          26,938,998
                                                              -----------         -----------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                         2,991,245           2,991,245
   Buildings                                                    2,719,428           2,592,214
   Machinery and equipment                                      4,033,234           3,654,780
   Furniture and fixtures                                       1,700,263           1,575,493
   Leasehold improvements                                       1,243,921           1,184,782
                                                              -----------         -----------
                                                               12,688,091          11,998,514
Less accumulated depreciation and amortization                  5,073,085           4,232,858
                                                              -----------         -----------
                                                                7,615,006           7,765,656
                                                              -----------         -----------

INTANGIBLE ASSETS
   Excess of cost over net assets acquired                     27,236,124          27,133,528
   Non-compete agreements                                       3,219,662           4,786,371
   Other intangible assets                                      3,392,516           3,825,240
                                                              -----------         -----------
                                                               33,848,302          35,745,139
   Less accumulated amortization                                8,052,724           9,035,394
                                                              -----------         -----------
                                                               25,795,578          26,709,745
                                                              -----------         -----------
OTHER ASSETS
   Other                                                          458,815             385,662
                                                              -----------         -----------

TOTAL ASSETS                                                  $62,096,633         $61,800,061
                                                              ===========         ===========

                                       1

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,       December 31,
                                                                 1996                1995
                                                                 ----                ----
                                                              (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                          $ 2,024,559         $ 1,828,953
   Accounts payable                                             1,848,412           1,612,401
   Accrued expenses                                               415,910             710,510
   Customer deposits                                              448,749             489,758
   Accrued wages and payroll taxes                              1,534,452           1,495,013
   Deferred revenue                                               333,571             180,587
                                                             ------------        ------------
   Total current liabilities                                    6,605,653           6,317,222
                                                             ------------        ------------

Long-term debt                                                 21,136,881          22,925,124
Deferred income taxes                                             736,863             706,965
Other liabilities                                                 293,628             305,499

Mandatorily redeemable preferred stock, class C,
   liquidation preference of $500 per share                       271,545             253,886

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value;  25,000,000 shares
     authorized,  8,446,615 and 8,424,039 shares issued
     and 8,313,119 and 8,290,544 shares outstanding
     in 1996 and 1995, respectively                                84,467              84,241
   Additional paid-in capital                                  33,595,976          33,574,058
   Retained earnings (deficit)                                     27,182          (1,711,372)
                                                             ------------        ------------
                                                               33,707,625          31,946,927

Treasury stock - (133,495 shares)                                (655,562)           (655,562)
                                                             ------------        ------------
                                                               33,052,063          31,291,365
                                                             ------------        ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 62,096,633        $ 61,800,061
                                                             ============        ============

                                       2

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                                 1996                1995
                                                                 ----                ----

Net Sales                                                    $ 40,778,816        $ 39,110,549

Cost of products and services sold                             18,729,475          18,334,524
                                                             ------------        ------------
Gross profit                                                   22,049,341          20,776,025

Selling, general & administrative                              15,680,448          14,362,923
Depreciation and amortization                                   1,377,631           1,514,443
Amortization of excess cost over net assets acquired              509,220             517,618
                                                             ------------        ------------
Income from operations                                          4,482,042           4,381,041
Other expense
   Interest expense, net                                       (1,321,780)         (1,545,706)
   Other expense                                                 (106,685)           (106,280)
                                                             ------------        ------------
Income from operations before income taxes                      3,053,577           2,729,055

Provision for income taxes                                      1,315,022           1,140,822

Net income                                                   $  1,738,555        $  1,588,233
                                                             ============        ============

Net income per share                                         $        .21        $        .19
                                                             ============        ============

Weighted average number of common shares
  outstanding                                                   8,384,307           8,290,544
                                                             ============        ============

                                       3

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED September 30,
                                  (unaudited)

                                                                 1996                1995
                                                                 ----                ----

Net Sales                                                    $ 14,529,144        $ 13,549,654

Cost of products and services sold                              6,490,632           6,404,886
                                                             ------------        ------------
Gross profit                                                    8,038,512           7,144,768

Selling, general & administrative                               5,458,209           4,758,320
Depreciation and amortization                                     421,946             468,482
Amortization of excess cost over net assets acquired
                                                                  169,546             171,494
                                                             ------------        ------------
Income from operations                                          1,988,811           1,746,472
Other expense:
   Interest expense, net                                         (460,241)           (528,682)
                                                                  (33,183)            (43,077)
                                                             ------------        ------------
Income from operations before income taxes                      1,495,387           1,174,713

Provision for income taxes                                        645,322             488,000
                                                             ------------        ------------

Net income                                                   $    850,065        $    686,713
                                                             ============        ============

Net income per share                                                  .10                 .08
                                                             ============        ============

Weighted average number of common shares
   outstanding                                                  8,394,444           8,290,544
                                                             ============        ============

                                       4

                         HANGER ORTHOPEDIC GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                                 1996                1995
                                                                 ----                ----

Cash flows from operating activities:
   Net income                                                $ 1,738,555         $ 1,588,233

Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt                                      832,678             554,661
      Depreciation and amortization                            1,377,631           1,514,443
      Amortization of excess cost over net assets acquired       509,220             517,618
      Changes in assets and liabilities, net
         of effect from acquired companies:
            Increase in accounts receivable                   (1,637,589)           (695,128)
            Increase in inventory                               (404,201)           (790,941)
            (Increase) decrease in prepaid and other assets     (118,766)             22,015
            (Increase) decrease in other assets                  (73,151)            136,267
            Increase (decrease) in accounts payable              236,011             (62,997)
            Increase (decrease) in accrued expenses               20,381            (587,315)
            Increase (decrease) in accrued wages and payroll
               taxes                                              39,439            (365,424)
            Decrease in customer deposits                        (41,009)            (51,896)
            Increase in deferred revenue                         152,984               3,833
            Increase (decrease) in taxes payable                (285,083)            652,822
            Increase (decrease) in other liabilities             (11,871)             24,652
                                                             ------------        ------------
               Total adjustments                                 596,674             872,609
                                                             ------------        ------------
Net cash provided by operations                                2,335,229           2,460,842
                                                             ------------        ------------

Cash flows from investing activities:
  Purchase of fixed assets                                      (703,474)           (792,148)
  Acquisitions, net of cash                                      (15,964)           (274,294)
  Purchase of patents                                            (95,000)            (58,188)
  Purchase of non-compete agreements                                                 (35,000)
  Other intangibles                                               (7,596)            (12,293)
                                                             ------------        ------------

Net cash used in investing activities                           (822,034)         (1,171,923)
                                                             ------------        ------------

                                   Continued

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                                 1996                1995
                                                                 ----                ----

Cash flows from financing activities:
   Net borrowings under revolving credit facility            $   (250,000)       $    200,000
   Proceeds from the sale of common stock                          39,804
   Repayment of long-term debt                                 (1,342,641)         (1,478,292)
   Increase in financing costs
                                                                                       10,619
                                                             ------------        ------------
Net cash used in financing activities                          (1,552,837)         (1,267,673)
                                                             ------------        ------------

Net change in cash and cash equivalents for the period            (39,642)             21,246
Cash and cash equivalents at beginning of period                1,456,305           1,048,381
                                                             ------------        ------------
Cash and cash equivalents at end of period                   $  1,416,663        $  1,069,627
                                                             ============        ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                 $  1,340,970        $  1,750,507
                                                             ============        ============
    Taxes                                                    $  1,460,190        $    427,700
                                                             ============        ============

Non-cash financing and investing activities:
  Issuance of notes in connection with acquisitions                              $    175,000
   Dividends declared preferred stock                                            ============
                                                             $     17,659        $     16,146
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

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. ("Hanger" or the "Company"), as of December 31, 1995, and notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year then ended.

NOTE B -- INVENTORY

     Inventories at September 30, 1996 and December 31, 1995 were comprised of the following:

                                    September 30, 1996       December 31, 1995
                                    ------------------       -----------------
                                       (unaudited)
        Raw materials                   $ 8,622,036                $ 8,526,760
        Work-in-process                   1,274,685                  1,107,289
        Finished goods                      819,769                    678,240
                                        -----------                  ---------
                                        $10,716,490                $10,312,289
                                        ===========                ===========

NOTE C -- ACQUISITION

     On November 1, 1996, Hanger acquired J.E. Hanger, Inc. of Georgia, a Georgia corporation ("JEH"). Each outstanding share of JEH Common Stock was converted into $2,009.13 in cash (subject to adjustment as discussed below) and 45.66 shares of Hanger Common Stock. The total amount of cash paid to holders of JEH Common Stock was $44 million (subject to adjustment as discussed below) and the total number of shares of Hanger Common Stock issued to holders of JEH Common Stock was one million shares. Based on the market price of the shares on July 29, 1996, the date of the Merger Agreement, the shares issued in the merger were valued at $5.25 per share.

     The $44 million in cash payable by Hanger in exchange for the shares of JEH Common Stock consisted of (i) approximately $40 million, which was paid at the closing and is not subject to any adjustment and (ii) approximately $4 million which was placed in an escrow account with a bank (the "Escrow Agent"), will be subject to adjustment as discussed below and will be paid as promptly as practicable after the amount of such post-closing adjustment is determined as described below. The post-closing adjustment is based on the amount of JEH's shareholders' equity at the November 1, 1996 effective date of the merger, exceeds or is less than $22,926,999, which is the amount of JEH's shareholders' equity at December 31, 1995, less (i) the fair market value of certain marketable securities distributed to JEH shareholders prior to November 1, 1996, (ii) the cash proceeds from the sale by JEH of any marketable securities or non-operating real properties distributed to JEH shareholders prior to November 1, 1996 and (iii) the net book value of the non-operating real properties distributed to JEH shareholders prior to November 1, 1996. In addition, the post-closing adjustment may also be increased by the additional federal income tax attributable to the election by Hanger and JEH under Section 338 (h) (10) of the Internal Revenue Code of 1986, as amended (the "Code"), and any corresponding election under state, local or foreign tax law.

     Banque Paribas (the "Bank"), as the agent for a syndicate of banks, provided $90.0 million principal amount of senior secured financing (the "Senior Financing Facilities") that includes (i) $57.0 million of term loans (the "Term Loans") for use in connection with the acquisition, (ii) a $8.0 million revolving loan facility (the "Revolver") and (iii) up to $25.0 million principal amount of loans under an acquisition loan facility (the "Acquisition Loans") for use in connection with future acquisitions. The proceeds of borrowings under the Term Loans, along with approximately $8.0 million raised from the Bank and Chase Venture Capital Associates L.P. in the form of Senior Subordinated Notes with detachable warrants and $4.0 million cash on hand, were used to (i) provide the cash consideration paid (subject to adjustment as discussed above), (ii) refinance existing Hanger and JEH indebtedness of approximately $20.0 million and (iii) pay related transaction expenses.

     Of the Term Loans, approximately $29.0 million principal amount (the "A Term Loan") will be amortized in equal quarterly amounts and will mature five years from the Closing Date, and $28.0 million principal amount (The "B Term Loan") will be amortized in equal quarterly amounts and will mature seven years from the Closing Date. The final maturity of any loans under the Revolver and Acquisition Loans will be five years from the Closing Date. An unused commitment fee of 1/2 of 1% per year on the unused portion of the Revolver and the Acquisition Loan facilities will be payable quarterly in arrears.

     The above Senior Financing Facilities are secured by a first priority security interest in all of the common stock of Hanger's subsidiaries and all assets of Hanger and its subsidiaries. At Hanger's option, the annual interest rate will be adjusted to LIBOR plus 2.75% or a Base Rate (as defined below) plus 1.75% in the case of the A Term Loan, Acquisition Loans and Revolver borrowings, and adjusted LIBOR plus 3.25% or Base Rate plus 2.25% in the case of the B Term Loan. The "Base Rate" is defined as the higher of (i) the federal funds rate plus 1/2 of 1%, or (ii) the prime commercial lending rate of the Chase Manhattan Bank, N.A., as announced from time to time.

     All or any portion of outstanding loans under any of the Senior Financing Facilities may be prepaid at any time and commitments may be terminated in whole or in part at the option of Hanger without premium or penalty, except that LIBOR - based loans may only be paid at the end of the applicable interest period. Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances.

     Cash interest on the Subordinated Notes, which will mature eight years from the date of issuance, will be payable quarterly at an annual rate of 8%; provided, however, that Hanger will be permitted, in lieu of cash interest, to pay interest in a combination of cash and additional Subordinated Notes ("PIK Interest Notes") at the above interest rate. (In that event, interest paid in cash will be at an annual rate of 3.2% and interest paid in the form of PIK Interest Notes will be paid at an annual rate of 4.8%.) The Subordinated Notes will be subordinated to loans under the Senior Financing Facilities. Hanger will, at its option, be entitled to redeem the Subordinated Notes at any time at their liquidation value. Hanger must use 100% of the proceeds from any public offering of its equity securities to repurchase the Subordinated Notes, if permitted under the Senior Financing Facilities.

     The detachable warrants issued by Hanger in conjunction with the Senior Subordinated Notes will represent 1.6 million shares of Hanger Common Stock with an exercise price equal to the lower of (a) $4.01 as to 929,700 shares, and (b) $6.375 as to 670,300 shares. Up to 50% of the Warrants (representing up to 800,000 shares of Hanger Common Stock) will be terminated upon the repayment of 100% of the Subordinated Notes within 18 months of the date of issuance. An additional 5% of the Warrants (representing up to 80,000 shares of Hanger Common Stock) will be terminated upon the repayment of 100% of the Subordinated Notes within 12 months of the date of issuance. Warrants will be terminated pro-rata across the above two exercise prices.

     The following unaudited pro forma consolidated results of operations of Hanger are presented as if the acquisition had been made at the beginning of the periods presented.

                                                    Nine Months Ended
                                                      September 30,
                                                      -------------
                                                1996                 1995
                                                ----                 ----
        Net sales                           $91,820,000          $83,946,000
        Net income                            1,653,000            1,433,000
        Net income per common share
            and common share equivalent             .18                  .15

     The pro-forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their relationship to the Company's net sales:

                                                      For the Nine               For the Three
                                                      Months Ended               Months Ended
                                                      September 30,              September 30,
                                                      -------------              -------------
                                                     1996       1995            1996       1995
                                                     ----       ----            ----       ----
Net sales                                            100.0%     100.0%          100.0%     100.0%
Cost of products and services sold                    45.9       46.9            44.7       47.3
Gross profit                                          54.1       53.1            55.3       52.7
Selling, general & administrative
    expenses                                          38.5       36.7            37.6       35.1
Depreciation and amortization                          3.4        3.9             2.9        3.5
Amortization of excess cost over net
    assets acquired                                    1.2        1.3             1.2        1.3
Income from operations                                11.0       11.2            13.7       12.9
Interest expense                                       3.2        4.0             3.2        3.9
Provision for income taxes                             3.2        2.9             4.4        3.6
Loss from discontinued operations and
    sale of assets
Net income                                             4.3        4.1             5.9        5.1

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

   NET SALES

     Net sales for the nine months ended September 30, 1996 amounted to approximately $40,779,000, an increase of approximately $1,668,000, or 4.3%, over net sales of approximately $39,111,000 for the nine months ended September 30, 1995. Of this $1,668,000 increase, $1,449,000 was derived from patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales"). Contributing to the $1,449,000 increase in Internal Base Net Sales was a $1,202,000, or 4.0%, increase attributable to patient care centers, a $371,000, or 5.8%, decrease from manufacturing and a $618,000, or 30.8%, increase from distribution.

   GROSS PROFIT

     Gross profit for the first nine months of 1996 increased by approximately $1,273,000, or 6.1%, over the prior year's comparable period. Gross profit as a percent of net sales increased from 53.1% in the nine months ended September 30, 1995, to 54.1% in the nine months ended September 30, 1996. The increase in gross profit as a percent of net sales was primarily a result of a decrease in labor costs.

   SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by approximately $1,318,000, or 9.2%, compared to the first nine months of 1995. In addition to increasing in dollar amount, selling, general and administrative expenses as a percent of net sales increased to 38.5% for the nine months ended September 30, 1996 from 36.7% of net sales for the nine months ended September 30, 1995. The increase in selling, general and administrative expenses was primarily attributable to (i) the Company's new OPNET program which generated insignificant revenues during the period, and (ii) an increase in manager's profit participation at the patient care centers resulting from an increase in business and a new incentive plan implemented in 1996. It is expected that OPNET revenues will exceed expenses relating to that program in the fourth quarter.

   INCOME FROM OPERATIONS

     As a result of the increase in net sales and gross profit, which more than offset the increase in selling, general and administrative expenses, income from operations for the first nine months ended September 30, 1996 amounted to approximately $4,482,000, an increase of $101,000, or 2.3%, over the prior year's comparable period. Income from operations as a percent of net sales decreased from 11.2% in the nine months ended September 30, 1995 to 11.0% in the nine months ended September 30, 1996.

   INTEREST EXPENSE

     Interest expense for the first nine months of 1996 amounted to approximately $1,322,000, a decrease of approximately $224,000, or 14.5% from the $1,546,000 of interest expense incurred in the first nine months of 1995. In addition, interest expense as a percent of net sales decreased from 4.0% for the nine months ended September 30, 1995 to 3.2% for the nine months ended September 30, 1996. The decrease in interest was primarily a result of a decrease in outstanding borrowings of approximately $2,600,000.

   INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 1996 amounted to approximately $1,315,000, compared to a $1,141,000 for the nine months ended September 30, 1995.

   NET INCOME

     As a result of the above, the Company recorded net income of $1,738,000, or $.21 per share, in the first nine months of 1996, compared to net income of $1,588,000, or $.19 per share, in the first nine months of 1995.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

   NET SALES

     Net sales for the three months ended September 30, 1996, amounted to approximately $14,529,000, an increase of approximately $979,000, or 7.2%, over net sales of approximately $13,550,000 for the three months ended September 30, 1995. Of this $979,000 increase, $873,000 was a result of patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales"). Of the $873,000 increase in Internal Base Net Sales, an increase of $682,000, or 6.5%, was attributable to patient care centers, a decrease of $108,000, or 5.1%, was attributable to manufacturing and an increase of $299,000, or 40.4%, was attributable to distribution.

   GROSS PROFIT

     Gross profit in the three months ended September 30, 1996 increased by approximately $894,000, or 12.5%, from the prior year's comparable quarter. Gross profit as a percent of net sales increased from 52.7% to 55.3% for the comparable periods. The increase in gross profit as a percent of net sales was primarily a result of a decrease in labor costs and a larger percent of prosthetic business which has higher gross profit margins than orthotic sales.

   SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses in the three months ended September 30, 1996 increased by approximately $700,000, or 14.7%, compared to the three months ended September 30, 1995. Selling, general and administrative expenses as a percent of net sales increased to 37.6% in the three months ended September 30, 1996 from 35.1% for the last year's comparable period. The increase in selling, general and administrative expenses was primarily attributable to (i) the Company's OPNET program and, (ii) an increase in manager's profit participation at the patient care centers resulting from an increase in business and a new incentive plan implemented in 1996.

   INCOME FROM OPERATIONS

     As a result of the increase in net sales and gross profit, which more than offset the increase in selling, general and administrative expenses, income from operations in the three months ended September 30, 1996 amounted to approximately $1,989,000, an increase of $242,000, or 13.9%, over the prior year's comparable quarter. Income from operations as a percent of net sales, increased to 13.7% in the third quarter of 1996 from 12.9% for the prior year's comparable period.

   INTEREST EXPENSE

     Interest expense in the third quarter of 1996 amounted to approximately $460,000, a decrease of approximately $68,000, or 12.9%, from the $528,000 of interest expense incurred in the third quarter of 1995. Interest expense as a percent of net sales decreased to 3.2% from 3.9% for the same period a year ago. The decrease in interest was primarily a result of a decrease in outstanding borrowings of approximately $2,600,000.

   INCOME TAXES

     The provision for income taxes for the quarter ended September 30, 1996 was $645,000 compared to $488,000 for the quarter ended September 30, 1995.

   NET INCOME

     As a result of the above, the Company recorded net income of $850,000, or $.10 per share, in the quarter ended September 30, 1996, compared to net income of $687,000, or $.08 per share, in the quarter ended September 30, 1995.

   LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at September 30, 1996 was approximately $21.6 million. Cash available at that date was approximately $1,417,000. Net cash provided by operations for the nine months ended September 30, 1996 was $2,335,000. The Company's cash resources available during the first nine months of 1996 were satisfactory to meet its obligations.

     The Company's total long-term debt at September 30, 1996, including a current portion of approximately $2.0 million, was approximately $23.2 million. Such indebtedness included: (i) $4.0 million principal amount of an 8.5% Convertible Note; (ii) $1.0 million principal amount of an 8.25% Convertible Note; (iii) $12.5 million borrowed under the Company's revolving credit facility with NationsBank, N.A. (the "Bank"); (iv) $4.0 million in term loans borrowed from the Bank and (v) approximately $1.7 million of other indebtedness.

     As discussed in Note C to the financial statements, on November 1, 1996, Hanger acquired J.E. Hanger, Inc. of Georgia, a Georgia corporation ("JEH") for approximately $44 million in cash and one million of Hanger common stock.

     Also as discussed in Note C to the financial statements, Banque Paribas (the "Bank"), as the agent for a syndicate of banks, provided $90.0 million principal amount of senior secured financing (the "Senior Financing Facilities") that includes (i) $57.0 million of term loans (the "Term Loans") for use in connection with the acquisition, (ii) a $8.0 million revolving loan facility (the "Revolver") and (iii) up to $25.0 million principal amount of loans under an acquisition loan facility (the "Acquisition Loans") for use in connection with future acquisitions. The proceeds of borrowings under the Term Loans, along with approximately $8.0 million raised from the Bank and Chase Venture Capital Associates L.P. in the form of Senior Subordinated Notes with detachable warrants and $4.0 million cash on hand, were used to (i) provide the cash consideration paid (subject to adjustment as discussed above), (ii) refinance existing Hanger and JEH indebtedness of approximately $20.0 million and (iii) pay related transaction expenses.

     The Company plans to finance future acquisitions through internally generated funds or borrowings under the Acquisition Loans, the issuance of notes or shares of common stock of the Company, or through a combination thereof.

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

                          PART II. OTHER INFORMATION


ITEM 6.      EXHIBIT AND REPORTS ON FORM 8-K

       (a)   EXHIBITS

             The following exhibit is filed herewith:

             11     Computation of net Income Per Share

       (b)   REPORTS ON FORM 8-K

             A Form 8-K reporting Hanger's acquisition of J.E. Hanger, Inc. of Georgia effective November 1, 1996, was filed on November 12, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANGER ORTHOPEDIC GROUP, INC.

Date:   November 14, 1996           /s/RICHARD A. STEIN
                                    -----------------------------
                                    Richard A. Stein
                                    Vice President - Finance
                                    Principal Financial and
                                    Accounting Officer

                         HANGER ORTHOPEDIC GROUP, INC.
                                  EXHIBIT 11
                      COMPUTATION OF NET INCOME PER SHARE
                   FOR THE THREE MONTHS ENDED September 30,

                                                     1996                1995
                                                     ----                ----
Net income                                       $  850,065           $  686,713

Less:
   Dividends declared                                (6,018)              (5,628)
                                                 ----------           ----------
      Total                                      $  844,047            $ 681,085

Divided by:
   Weighted average number of shares
        outstanding                               8,394,444            8,290,544
                                                 ----------
    ----------

Net income (loss) per share                      $      .10           $      .08
                                                 ==========           ==========

                    FOR THE NINE MONTHS ENDED September 30,

                                                      1996                1995
                                                      ----                ----
Net income                                       $1,738,555           $1,588,233
                                                 ----------           ----------

Less:
   Dividends declared                               (17,659)             (16,146)
                                                 ----------           ----------
      Total                                      $1,720,896           $1,572,087

Divided by:
   Weighted average number of shares
        outstanding                               8,384,307            8,290,544
                                                 ----------           ----------


Net income per share                             $      .21           $      .19
                                                 ==========           ==========