Form 10-K
period 1996-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1997-03-31
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from _______ to _______.

                        Commission File Number 1-10670

                         HANGER ORTHOPEDIC GROUP, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

                      Delaware                    84-0904275
         ----------------------------------   ----------------------
          (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)


         7700 Old Georgetown Road, Bethesda, MD          20814
        ----------------------------------------       ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of February 21, 1997 by non-affiliates of the registrant was $63,181,823 based on the $6.75 closing sale price of the Common Stock on the American Stock Exchange on such date.

     As of March 21, 1996, the registrant had 9,360,270 shares of its Common Stock issued and outstanding.

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE


     The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1.  BUSINESS.

INTRODUCTION

     Hanger Orthopedic Group, Inc. ("Hanger" or the "Company") is one of the nation's largest practice management companies in the orthotic and prosthetic ("O&P") rehabilitation industry. In addition to providing O&P patient care services through its operating subsidiaries, Hanger also manufactures and distributes components and finished patient care products to the O&P industry. Hanger's largest subsidiary, Hanger Prosthetics & Orthotics, Inc., formerly known as J. E. Hanger, Inc. ("HPO"), was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States.

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

     The Company is a vertically integrated provider of O&P services that offers its own manufacturing, distribution and provision of patient care services. The Company manufactures O&P components and finished patient care products for both the O&P industry and the Company's own patient care practices through its wholly-owned subsidiary, DOBI-Symplex, Inc. ("DOBI-Symplex"). The Company manufactures components and finished products under various name brands such as Lenox Hill, CASH Brace, Ortho-Mold and Charleston Bending Brace. The Company distributes O&P components and finished patient care products to the O&P industry and the Company's own patient care practices through the Company's wholly-owned subsidiary, Southern Prosthetic Supply, Inc. ("SPS").

     The Company also manages O&P patient care practices through its HPO subsidiary. Care of O&P patients is part of a continuum of rehabilitation services from diagnosis to treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined, the physician, generally an orthopedic surgeon, vascular surgeon or physiatrist, refers a patient to one of Hanger's patient care centers for treatment. A Hanger practitioner then consults with both the referring physician and the patient to formulate the prescription for, and design of, an orthotic or prosthetic device to meet the patient's needs.

     The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices fitted by Hanger's practitioners are custom designed and fabricated by skilled practitioners who can balance fit, support and comfort. Of the orthotic devices provided by Hanger, approximately 79% are custom designed, fabricated and fitted and the other 21% are prefabricated but custom fitted.

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

     A substantial portion of Hanger's O&P services involves treatment of a patient in a non-hospital setting, such as one of Hanger's patient care centers, a physician's office, an out-patient clinic or other facilities. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prostheses. Hanger's distribution capability allows its personnel faster access to the products needed to fabricate devices for patients. This is accomplished at competitive prices, as a result of either manufacturing by DOBI-Symplex or direct purchases by SPS from other manufacturers. As a result of faster access to products, the length of a patient's treatment in the hospital can be reduced, thereby contributing to healthcare cost containment.

     Each of the Company's patient care centers is closely supervised by one or more certified practitioners, which enables the Company to assure the highest quality of services and patient care satisfaction. Hanger currently employs 562 patient care practitioners, of whom 230 are certified practitioners or candidates for formal certification by the American Board of Certification in Orthotics and Prosthetics. The balance of the Company's patient care practitioners are highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

     The Company currently manages 178 O&P patient care centers in the following 29 jurisdictions: Alabama, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Montana, New Hampshire, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wyoming. Hanger also manufactures a number of specialized O&P components and finished patient care products at its manufacturing facilities in Florida and Illinois and maintains distribution facilities in California, Florida, Georgia, Illinois, Maryland and Texas.

     The Company, which was formed in March 1983, is a Delaware corporation. Its executive offices are located at 7700 Old Georgetown Road, Bethesda, Maryland 20814. Its telephone number is (301)-986-0701. Hanger is a holding company which transacts business through its subsidiaries. Unless the context otherwise requires, all references herein to Hanger include its subsidiaries.

THE MARKET FOR ORTHOPEDIC REHABILITATION SERVICES

     The Company is engaged in O&P patient care practice management, as well as O&P product manufacturing and distribution activities. The O&P industry in the United States, including patient care services, manufacturing and distribution, is estimated to generate $2 billion in sales annually. Of that amount, an estimated $700 million is attributed to the patient care services sector, a highly fragmented market with over 2,740 certified practitioners and 1,230 certified O&P facilities, generally operated as small group practices. The Company believes that the demand for orthopedic rehabilitation is increasing at a rapid rate due to a combination of the following factors:

          o GROWING ELDERLY POPULATION. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. The elderly require orthopedic rehabilitation more frequently than younger age groups. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility and improved technology and devices they are expected to seek orthopedic rehabilitation services more often.

          o COST-EFFECTIVE REDUCTION IN HOSPITALIZATION. As public and private payors encourage reduced hospital admissions and reduced length of stay, out-patient rehabilitation is in greater demand. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. The Company believes that significant cost savings can be achieved through the early use of O&P services. The provision of O&P services in many cases reduces the need for more expensive treatment modalities, thus representing a cost savings to the third-party payor.

          o GROWING PHYSICAL HEALTH CONSCIOUSNESS. There is a growing emphasis on physical fitness, leisure sports and conditioning, such as running and aerobics, which has led to increased injuries requiring orthopedic rehabilitative services and products. In addition, as the current middle-age population ages, it brings its more active life-style and accompanying emphasis on physical fitness to the over-65 age group. These trends are evidenced by the increasing demand for new devices which provide support for injuries, prevent further or new injuries or enhance physical performance.

          o ADVANCING TECHNOLOGY. The range and effectiveness of treatment options have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled the industry to produce more new O&P products, which provide greater comfort, protection and patient acceptability. Therefore, treatment can be more effective and of shorter duration, contributing to greater mobility and a more active lifestyle for the patient. Orthotic devices are more prevalent and visible in many sports, including but not limited to skiing.

          o NEED FOR REPLACEMENT AND CONTINUING CARE. Because the useful life of most custom fitted and fabricated O&P devices is approximately three to five years, such devices need retrofitting and replacement. There is also an attendant need for continuing patient care services, which contributes to the increasing demand for orthopedic rehabilitation.

BUSINESS STRATEGY

     The Company's business strategy is to significantly expand its O&P practice management presence in the patient care services segment of the O&P industry, which is a highly fragmented market with over 2,740 certified practitioners and 1,230 certified O&P facilities in the United States. Most of these facilities operate as small group practices. The Company's strategy involves: (i) broadening the Company's presence in targeted geographic areas through a program of selected acquisitions; (ii) expanding and improving O&P practice management operations at existing and acquired patient care facilities through more efficient operating practices and the use of professional marketing programs not generally utilized in the O&P industry;
(iii) increasing the manufacturing and distribution of O&P components and products used by others in the O&P industry as well as by its own patient care centers; (iv) opening new patient care centers in existing markets including centers within rehabilitation hospitals; (v) developing contract business with managed care organizations, including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), and a proprietary referral network between selected O&P service providers and such managed care organizations through its wholly-owned subsidiary, OPNET, Inc., which operates the Company's Orthotic and Prosthetic Network ("OPNET"). See "Acquisition Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In December 1996, following the Company's acquisition of J.E. Hanger, Inc. of Georgia ("SEH"), the Company consolidated its business operations by merging many of its subsidiaries and otherwise combining similar lines of business within certain continuing subsidiaries. The result of this consolidation is that patient-care services are consolidated under HPO, manufacturing activities are consolidated under DOBI-Symplex, distribution activities are consolidated under SPS, and managed care contract services are concentrated under OPNET.

ACQUISITION STRATEGY

     The Company's primary growth strategy is pursued through acquisitions. The Company considers both operating and financial factors in evaluating prospective acquisitions. Operating factors include Hanger's emphasis on high standards of professionalism and patient care and the presence of certified practitioners at each of its facilities. Financial factors include historical earnings and cash flow history and the projected benefits of applying Hanger's management, marketing, information systems and other operational programs, such as access to its manufacturing and wholesale distribution facilities, to the acquired company's business. Hanger's acquisition criteria also include the retention and support of the existing management of the acquired company, typically through the use of employment contracts, non-compete agreements and incentive programs. In evaluating acquisitions in geographic areas where the Company has an established presence, Hanger targets businesses that complement its existing network of patient care centers. In locations where the Company has not yet established a presence, the Company generally focuses on strong regional businesses which have multiple patient care centers and experienced practitioners.

     The Company also plans to continue to expand its contractual relationships with large managed care organizations for the provision of O&P services. In 1995, the Company formed OPNET which serves as a referral source of O&P services for managed care providers at a reduced cost for claims administration due to OPNET's prenegotiated fee structure with payor groups. OPNET has successfully established contractual relationships with approximately 374 patient care centers and 221 insurance payors. OPNET also provides incentives to independent O&P service provider members to purchase their O&P products from SPS and DOBI-Symplex. OPNET further provides the Company with opportunities for future acquisitions by allowing the Company to evaluate the financial and clinical performance of the OPNET member clinics.

     The Company also maintains contractual relationships with rehabilitation hospitals pursuant to which Hanger operates such facilities' O&P patient care centers. This includes The Rusk Institute of Rehabilitation Medicine at the New York University Medical Center in New York, New York, the Rocky Mountain Regional Spinal Injury Center of the Craig Hospital in Denver, Colorado, and the Harmarville Rehabilitation Center in Pittsburgh, Pennsylvania.

OPERATIONAL STRATEGY

     The Company's O&P practice management operational strategy includes the continued development and implementation of programs designed to enhance the efficiency of its consolidated clinical practices. These programs permit its certified practitioners to allocate a greater portion of their time to patient care activities by reducing the administrative responsibilities of operating the business. Such programs include: (i) sales and marketing initiatives designed to attract new patient referrals through established relationships with physicians, therapists, employers, managed care organizations, such as HMOs and PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems designed to improve efficiencies of administrative and operational functions under guidelines of the Company's patient care centers; (iii) professional educational programs for practitioners emphasizing state-of-the-art developments in the increasingly sophisticated field of O&P clinical therapy;
(iv) the regional centralization of fabrication and purchasing activities which provides overnight access to component parts and products at prices that are typically 25% lower than traditional procurement methods; and (v) the acquisition of state-of-the-art equipment which is financially more difficult for smaller, independent facilities to obtain. Management believes that the programs which have been created by the Company to enhance its operational strategy have made the Company attractive to clinical practices, which enhances the Company's ability to expand through acquisitions and maximize the retention of practitioners.

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

     Hanger's patient care marketing efforts are managed by a Vice President of Marketing and are directed toward referring physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local, regional and national basis. While specialized physicians, such as orthopedic and vascular surgeons and physiatrists, have been principal referral sources, regional and national third-party payors such as managed care organizations, including HMOs and PPOs, have become important sources of patient referrals. Hanger has also targeted other rehabilitation professionals in the continuum of care for O&P patients, including physical therapists, orthopedic nurses and technicians and other professionals. Hanger employs personnel whose responsibilities include the solicitation of new business from these referral sources. The Company has been successful in procuring the approval of broad-based managed care plans and other institutional healthcare providers and payors. As part of this effort, the Company formed OPNET which employs personnel whose primary responsibility is to develop and implement new marketing techniques directed toward such managed-care plans and other institutional healthcare providers and payors.

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

ACQUISITIONS

     Since 1986, the Company has acquired over 40 businesses representing 178 offices in 29 jurisdictions, with the most recent of these acquisitions being the acquisition in November 1996 of SEH, a Georgia corporation which operated 93 patient care offices in 15 states, and was the country's largest distributor of O&P products. The Company has entered into letters of intent to effect three acquisitions in Tennessee, Ohio and Florida, which, if consumated, would be expected to add approximately $9 million in annual net sales. The Company continues to be engaged in discussions with several other O&P companies relating to the Company's possible acquisition of their patient care centers. The Company's investigations of such other companies' affairs are in their formative stages and no final representations can be made as to whether, when or on what terms such possible acquisitions may be effected.

MANUFACTURING AND DISTRIBUTION

     In addition to on-site fabrication of custom devices incidental to the services rendered at its O&P patient care centers, Hanger also manufactures a number of non-customized orthotic components and finished patient care products at DOBI-Symplex, a facility in Orlando, Florida at which Lenox Hill and Ortho-Mold products are also manufactured, and a Ralph Storrs, Inc. ("Storrs") facility in Kankakee, Illinois. The principal products manufactured are pre-fabricated and custom-made spinal orthoses as well as custom and off-the-shelf derotation knee braces. These products are supplied to Hanger's patient care centers, as well as sold to unaffiliated O&P patient care facilities. For the years ended December 31, 1992, 1993, 1994, 1995 and 1996, sales of products manufactured by the Company accounted for 10%, 18%, 18%, 16% and 12%, respectively, of Hanger's historical net sales. As a result of the business mix of SEH, which included no manufacturing revenues, the Company's manufacturing revenues as a percentage of sales is anticipated to be only 7% of net sales in 1997.

     SPS is primarily engaged in the distribution of O&P products, a majority of which are manufactured by others and distributed by SPS primarily to others in the O&P industry. SPS inventories over 20,000 items. After the Company's acquisition of SPS in November 1996, the Company consolidated its distribution business, O&P Express, into SPS. For the years ended December 31, 1992, 1993, 1994, 1995 and 1996, revenues attributable to distribution accounted for 6%, 5%, 4%, 5% and 10%, respectively, of Hanger's historical net sales. As a result of the business mix of SEH, which included a substantial distribution business, the Company's distribution revenues as a percentage of sales is anticipated to be 18% of net sales in 1997.

     Marketing of Hanger's manufactured products and distribution services is conducted on a national basis, primarily through independent sales representatives and an internal sales force, catalogues and through exhibits at industry and medical meetings and conventions. Hanger directs specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists, and also directs its broad-based marketing to the O&P industry.

     Storrs' revenues are derived primarily from the manufacture of orthotic devices. One such device is a hyperextension brace for lumbar and thoracic spinal support. Storrs also manufactures the brace components for the Lenox Hill derotation knee orthosis, a business which Hanger, through DOBI-Symplex, acquired on December 31, 1992 from Minnesota Mining and Manufacturing Company ("3M").

     DOBI-Symplex is engaged primarily in the manufacture and distribution of plastic spinal orthotic devices. Its activities include: (i) the fabrication of custom-made plastic orthotic devices from patient molds and/or measurements, which account for approximately 61% of its annual revenues; (ii) the manufacture of prefabricated plastic orthotic devices that are mass-produced and sold to distributors and patient care providers, which account for approximately 38% of its annual revenues; and (iii) the fabrication of custom-made prosthetic devices, which account for approximately 1% of its annual revenues. A significant product manufactured and sold by DOBI-Symplex is the custom-made Charleston Bending Brace, an orthotic device designed for nocturnal use to correct spinal curvature in adolescents.

     On December 31, 1992, DOBI-Symplex, as a wholly-owned subsidiary of the Company, acquired from 3M substantially all of 3M's assets relating to the custom derotation knee brace business primarily known in the O&P industry as the "Lenox Hill" derotation knee brace. The purchase of 3M's Lenox Hill derotation knee brace business complements the manufacturing activities of DOBI-Symplex, which include the fabrication of custom-made plastic orthotic devices and the manufacture of pre-fabricated plastic orthotic devices. In June 1996, the Company developed the LH Custom 2 derotation knee brace which has replaced the Lenox Hill custom derotation knee brace.

     On September 1, 1993, DOBI-Symplex purchased from 3M substantially all of 3M's assets relating to its off-the-shelf Precision-Fit knee brace business. The purchase of the off-the-shelf Precision-Fit knee brace business complements the custom Lenox Hill derotation knee brace business.

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

     The Company provides O&P services to eligible veterans pursuant to several contracts with the United States Veterans Administration. The United States Veterans Administration establishes rates for reimbursement for itemized products and services under contracts, which expire in September 1997, with the option to renew for a one or two year period. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use the Company's products and services. The Company has been awarded United States Veterans
Administration contracts in the past and expects that it will obtain additional contracts when its present agreements expire.

     The Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990"), which was enacted on November 5, 1990, provides for the separate treatment of O&P reimbursement and the general category of durable medical equipment ("DME") reimbursement for Medicare purposes. Previously, O&P devices were included within the DME category which failed to acknowledge the fact that O&P devices are custom fabricated and subjected O&P to the same budget reductions that were applicable to DME. The separate recognition of O&P for Medicare reimbursement purposes will enable O&P to have its own budget estimates and administration process in connection with the regulatory activities of the United States Health Care Financing Administration ("HCFA"). Pursuant to OBRA 1990, HCFA has established separate professional O&P fee schedules that generally reflect the cost of O&P services. Effective January 1, 1992, HCFA commenced the regionalization of O&P fee schedules whereby regional fee schedule averages may not exceed 125% of the national fee schedule average. OBRA 1990's separation of O&P from DME for Medicare reimbursement purposes has not adversely affected the Company.

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

     The Company has not encountered significant competition to date in connection with its acquisition of other O&P businesses. However, no assurance can be given that such competition will not be encountered in the future.

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

EMPLOYEES

     As of March 21, 1997, Hanger had 996 full-time employees. Of these employees, 562 are patient care practitioners. The balance are executive, sales and administrative personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

ITEM 2.  PROPERTIES.

     As of December 31, 1996, Hanger operated 178 patient care centers and facilities in 28 states and in Washington, D.C. Of these, 25 centers are owned by Hanger. The remaining centers are occupied under leases expiring between the years of 1997 and 2007. Hanger believes that the centers leased or owned by it are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

     Hanger also owns distribution facilities in Georgia and Texas, and leases manufacturing and distribution facilities in Illinois, Maryland, Florida and California. The Company leases its corporate headquarters in Bethesda, Maryland and owns its corporate office in Alpharetta, Georgia. Substantially all of Hanger's properties are pledged to collateralize bank indebtedness. See Notes H and L to Hanger's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     Legal proceedings to which Hanger is subject arise in the ordinary course of business. Currently, Hanger is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information regarding the Company's current executive officers:

                                   Office with                      Appointed
         Name           Age        the Company                      to Office
        ------         -----      -------------                    -----------
Ivan R. Sabel, CPO      52         Chairman of the Board,             1987
                                   President, Chief Executive
                                   Officer and Director

Richard A. Stein        37         Vice President-Finance,            1987
                                   Secretary and Treasurer


     IVAN R. SABEL has been Chairman of the Board and Chief Executive Officer of Hanger since August 1995 and President since November 1987. Mr. Sabel also served as Chief Operating Officer of Hanger from November 1987 to August 1995. Prior to that time, Mr. Sabel was Vice President - Corporate Development from September 1986 to November 1987. From 1968 until joining Hanger in 1986, Mr. Sabel was the founder and President of Capital Orthopedics, Inc. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a clinical instructor in orthopedics at Georgetown University Medical School in Washington, D.C., a member of the Board of Directors of the American Orthotic and Prosthetic Association, a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of the American Orthotic and Prosthetic Association and a former President of the American Board for Certification in Orthotics and Prosthetics.

     RICHARD A. STEIN has been Vice President - Finance, Secretary and Treasurer of Hanger since April 1987. Mr. Stein was also the President of Greiner & Saur Orthopedics, Inc., a former subsidiary of the Company, from April 1987 until November 1989. Mr. Stein is a Certified Public Accountant and was employed by Coopers & Lybrand, LLP from September 1982 until he joined Hanger in 1987.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth for the periods indicated the high and low closing sales prices per share for the Common Stock on the AMEX:

             1996                     High                     Low
       ---------------------------------------------------------------
       First Quarter                 $ 4.625                 $ 2.6875
       Second Quarter                  6.3125                  4.0625
       Third Quarter                   7.250                   5.000
       Fourth Quarter                  7.125                   5.9375

             1995                     High                     Low
       ---------------------------------------------------------------
       First Quarter                 $ 3.250                 $ 2.500
       Second Quarter                  3.500                   2.190
       Third Quarter                   3.875                   2.750
       Fourth Quarter                  3.500                   2.560

     As of March 21,  1997  there  were 814  holders  of record of the  Common
Stock.

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

                                                                 SELECTED FINANCIAL STATEMENTS
                                                             (In thousands, except per share data)

                                                                     Years Ended December 31,
                                               ------------------------------------------------------------------
                                                1992           1993           1994           1995           1996
                                                ----           ----           ----           ----           ----
Statement of Operations Data:
Net sales                                      $32,406        $43,877        $50,300        $52,468        $66,806
Gross profit                                    17,277         24,207         27,091         27,896         34,572
Selling, general & administrative               13,064         17,124         21,340         19,362         24,550
Depreciation and amortization                    2,100          2,655          3,137          2,691          2,848
Acquisition and Integration Costs (1)              ---            ---            ---            ---          2,479
Restructuring cost (1)                             ---            ---            460            ---            ---
Loss from disposal of assets (1)                   ---            ---          2,150            ---            ---
Income from operations                           2,113          4,428              4          5,843          4,695
Interest expense                                (1,279)        (1,167)        (1,746)        (2,056)        (2,546)
Income (loss) from continuing operations
   before taxes, extraordinary item and
   accounting change                               807          3,221         (1,922)         3,680          1,971
Provision for income taxes                         487          1,626            358          1,544            890
Income (loss) from continuing operations
   before extraordinary item and
   accounting change                               320          1,595         (2,280)         2,135          1,081
Loss from discontinued operations (2)              (35)          (105)          (407)           ---            ---
Income (loss) before extraordinary
   item and accounting change                      285          1,490         (2,687)           ---          1,081
Extraordinary loss on early
   extinguishment of debt                       (1,139)           (23)           ---            ---            (83)
Cumulative effect of change in
   accounting for income taxes                     ---          1,190            ---            ---            ---
Net income (loss)                              $  (854)       $ 2,655        $(2,687)       $ 2,135        $   998
Income (loss) per common share:
Income (loss) from continuing operations
    before extraordinary item and
    accounting change                          $  0.03        $  0.19        $ (0.28)       $  0.26        $  0.12
Loss from discontinued
   operations                                      ---          (0.01)         (0.05)           ---            ---
Extraordinary loss on early
   extinguishment of debt                        (0.15)           ---            ---            ---          (0.01)
Cumulative effect of change in
   accounting for income taxes                     ---           0.14            ---            ---            ---

Net income (loss) per share (3)                $ (0.12)       $  0.32        $ (0.33)       $  0.26        $  0.11

                                                1992           1993           1994           1995           1996
                                                ----           ----           ----           ----           ----
Balance Sheet Data:
Working capital                                $11,887        $15,738        $18,412        $20,622        $25,499
Total assets                                    47,996         56,571         61,481         61,800        134,941
Long-term debt                                  14,970         19,153         24,330         22,925         64,298
Redeemable preferred stock                         194            212            232            254            278
Shareholders' equity                            28,564         31,681         29,178         31,291         39,734


     (1) The 1994 results includes restructuring costs of $460,000 associated with the closing of unprofitable patient care centers and a loss from the disposal of assets of $2,150,000 resulting from the 1995 sale of the Company's southern California patient care centers. The 1996 results includes acquisition and integration costs of $2,479,000 incurred in connection with the purchase of SEH. See Notes F and D to the Company's Consolidated Financial Statements, respectively.

     (2) Loss from discontinued operations consists of the loss from discontinued operations and the sale of the discontinued operation of the Company's Apothecaries, Inc. subsidiary, the assets of which were sold in 1994. See Note E to the Company's Consolidated Financial Statements.

     (3) Income (loss) per common share has been adjusted for preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Set forth below is a discussion of the results of the Company's operations for the years ended December 31, 1994, 1995 and 1996, and the Company's liquidity and capital resources at December 31, 1996. The discussion which follows should be read in conjunction with Hanger's Selected Consolidated Financial Statements and the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

     On November 1, 1996, the Company acquired SEH in a transaction that was accounted for under the purchase method. Therefore, the acquisition, which increased the number of the Company's patient care centers from 93 in 15 states and the District of Columbia to 178 in 28 states and the District of Columbia and significantly expanded its distribution capabilities, only impacted two months of reported 1996 results of operations. The Company believes that its results of operations for 1997 will fully reflect the increased level of revenues experienced during the last two months of 1996. In addition, the Company believes that as a result of the Company's recognition in late 1996 of certain non-recurring costs incurred in connection with the SEH acquisition and integration of the companies' operations, as well as certain post-acquisition cost savings expected to be realized, the Company's 1997 profitability is expected to be enhanced.

     Growth in net sales during the last three fiscal periods has been achieved principally through acquisitions and growth in net sales attributable to patient care centers and facilities that were in operation during the three periods. Gross profit as a percent of net sales has fluctuated between approximately 52% and 54% during these periods. The decline in gross profit as a percent of net sales in 1996 was primarily attributable to Hanger's acquisition, effective November 1, 1996, of SEH which operated not only patient care centers, but a large distribution division that had lower gross profit margins than patient care services. Selling, general and administrative expenses have fluctuated between 37% and 42% as a percent of net sales. The decrease in general and administrative expenses as a percent of net sales in 1995 and 1996 is primarily a result of executing the 1994 restructuring plan discussed below.

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                                       Historical
                                                             For the Years Ended December 31
                                                      --------------------------------------------
                                                      1994 (1)           1995 (2)         1996 (3)
                                                      ----               ----             ----
Net Sales                                             100.0%             100.0%           100.0%
Cost of products and services sold                     46.1               46.8             48.2
Gross profit                                           53.9               53.2             51.8
Selling, general and administrative expenses           42.4               36.9             36.7
Depreciation and amortization                           4.8                3.8              3.0
Acquisition and Integration Costs                                                           3.7
Amortization of excess cost over net
  assets acquired                                       1.4                1.3              1.2
Restructuring cost                                       .9
Loss from disposal of assets                            4.3
Income from operations                                   .0               11.1              7.0
Interest expense                                        3.5                3.9              3.8
Income (loss) from continuing operations               (3.8)               7.0              3.0
Income taxes                                             .7                2.9              1.3
Loss from discontinued operations                       (.8)
Net income (loss)                                      (5.3)               4.1              1.5



     (1) Includes all companies listed for the entire period: Columbia Brace Shop from January 3, 1994, Orthotic and Prosthetic Division of M-D Medical, a Division of Health Industries, Inc. from January 7, 1994, Pedi-Mac Shoe Company, Inc. from January 31, 1994, Ortho-Mold from April 15, 1994 and J.E. Hanger, Inc. of New England from October 7, 1994.

     (2) Includes all companies listed in footnote (1) for the entire period, as well as Summit Prosthetics and Orthotics from January 5, 1995, Gulf Coast Orthopaedic Supply, Inc. from March 17, 1995 and excludes the nine patient care centers sold or closed during 1994.

     (3) Includes all companies listed in footnote (1) and (2) for the entire period, as well as SEH from November 1,1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 amounted to approximately $66,806,000, an increase of approximately $14,338,000, or 27%, over net sales of approximately $52,468,000 for the year ended December 31, 1995. The increase was primarily a result of: (i) an increase of $12,257,000 attributable to O&P patient care centers and facilities acquired in late 1996, and (ii) an increase of $2,081,000, or an increase of 5%, in net sales attributable to patient care centers and facilities that were in operation during both periods ("Internal Base Net Sales"). Of the $2,081,000 increase in Internal Base Net Sales, $1,900,000, or an increase of 5%, was attributable to patient care centers and $181,000 was attributable to manufacturing and distribution activities.

     Gross profit in 1996 increased approximately $6,677,000, or 24%, over the prior year. Gross profit as a percent of net sales decreased from 53% in 1995 to 52% in 1996. The 1% decrease in gross profit as a percent of net sales is primarily attributable to the acquisition effective November 1, 1996, of SEH which operated a large distribution division that had lower gross profit margins than patient care services. The cost of products and services sold for the year ended December 31, 1996, amounted to $32,234,000 compared to $24,572,000 in 1995.

     Selling, general and administrative expenses in 1996 increased approximately $5,188,000, or 27%, compared to 1995. The increase in selling, general and administrative expenses was primarily a result of the acquisition of SEH in November 1996. Selling, general and administrative expenses as a percent of net sales stayed approximately the same at 37%.

     Non-recurring acquisition and integration costs totaling $2,479,000 in 1996 consisted of: (i) $1,300,000 of bonuses and non-capitalizable professional acquisition advisory support service costs incurred to acquire SEH; and (ii) $1,200,000 of costs to integrate the operations of SEH with the Company.

     Principally as a result of the above, income from operations in 1996 totalled approximately $4,695,000, a decrease of $1,148,000 below the prior year. Income from operations as a percent of net sales in 1996 decreased to 7% from 11% in 1995.

     Interest expense for the year ended December 31, 1996 amounted to approximately $2,546,000, which is an increase of $490,000, or 24%, over the $2,056,000 of interest expense incurred during the year ended December 31, 1995. The increase in interest expense was primarily attributable to the increase in bank debt resulting from the acquisition of SEH in November 1996. Interest expense as a percent of net sales was 3.8% for the year ended December 31, 1996, compared to 3.9% for 1995.

     The Company's effective tax rate was 42.3% in 1996 versus 41.9% in 1995. The increase in 1996 reflects both the recognition of a state deferred tax benefit in 1995, which did not occur in 1996 and the disproportional impact of permanent differences in relation to taxable income.

     As a result of the above, the Company reported income from operations before extraordinary item and accounting change of $1,081,000 for the year ended December 31, 1996, compared to $2,135,000 for the prior year. A pretax $139,000 (after tax $83,000) extraordinary loss on early extinguishment of debt was recognized in 1996 in connection with the Company's refinancing of bank indebtedness.

     As a result of the above, the Company reported net income of $998,000, or $.11 per share, for the year ended December 31, 1996, as compared to net income of $2,135,000, or $.26 per share, for the year ended December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at December 31, 1996 was approximately $25,499,000. Cash and cash equivalents available at that date was approximately $6,572,000. The Company's cash resources were satisfactory to meet its obligations during the year ended December 31, 1996. It is also anticipated that such cash resources will adequately meet the Company's obligations during 1997.

     The Company's total long-term debt at December 31, 1996, including a current portion of approximately $4,903,000, was approximately $69,200,000. Such indebtedness included: (i) $57,000,000 borrowed under term loan agreements with Banque Paribas; (ii) $6,000,000, net of discount, borrowed under 8% Senior Subordinated Notes; and (iii) a total of $6,200,000 of other indebtedness.

     On November 1, 1996, the Company repaid the outstanding balance under its $13.0 million revolving credit agreement and its senior term loans with NationsBank, N.A. and $5.0 million of Convertible Junior Subordinated Notes, with a portion of the proceeds received from new term loans provided on that date by Banque Paribas (the "Bank"), as agent for a syndication of banks.

     Under the terms of a new Financing and Security Agreement between the Bank and the Company, the Bank provided up to $90.0 million principal amount of senior financing (the "Senior Financing Facilities") that includes: (i) $57 million of term loans (the "Term Loans") for use in connection with Hanger's acquisition of SEH, (ii) a $8.0 million revolving loan facility (the "Revolver"), and (iii) up to $25 million principal amount of loans under an acquisition loan facility (the "Acquisition Loans") for use in connection with future acquisitions. As of December 31, 1996 the Company had no outstanding balances under the Revolver or the Acquisition Loan Facilities.

     Of the Term Loans, approximately $29.0 million principal amount (the "A Term Loan") will be amortized in quarterly amounts and will mature on December 31, 2001, and $28.0 million principal amount (the "B Term Loan") will be amortized in quarterly amounts and will mature on December 31, 2003. The final maturity of any loans under the Revolver and Acquisition Loans will mature on November 1, 2001. The Senior Financing Facilities provided for an initial commitment fee of .5% on the total $90,000,000 facility. In addition, an unused commitment fee of .5% of 1% per year on the unused portion of the

Revolver and the Acquisition Loan facilities will be payable quarterly in arrears.

     The above Senior Financing Facilities are collateralized by a first priority security interest in all of the common stock of Hanger's subsidiaries and all assets of Hanger and its subsidiaries. At Hanger's option, the annual interest rate will be adjusted to be either LIBOR plus 2.75% or a Base Rate (as defined below) plus 1.75% in the case of the A Term Loan, Acquisition Loans and Revolver borrowings, and adjusted LIBOR plus 3.25% or a Base Rate plus 2.25% in the case of the B Term Loan. The "Base Rate" is defined as the higher of (i) the federal funds rate plus .5%, or (ii) the prime commercial lending rate of Chase Manhattan Bank, N.A., as announced from time to time.

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

     In addition, on November 1, 1996, the Company borrowed $8.0 million from the Bank and Chase Venture Capital Associates L.P. in the form of Senior Subordinated Notes ("Subordinated Notes") with detachable Warrants.

     Cash interest on the Subordinated Notes, which will mature on November 1, 2004, will be payable quarterly at an annual rate of 8%; provided, however, that Hanger will be permitted, in lieu of cash interest, to pay interest in a combination of cash and additional Subordinated Notes ("PIK Interest Notes") at the above interest rate. In that event, interest paid in cash will be at an annual rate of 3.2% and interest paid in the form of PIK Interest Notes will be paid at an annual rate of 4.8%. The Subordinated Notes will be subordinated to loans under the Senior Financing Facilities. Hanger will, at its option, be entitled to redeem the Subordinated Notes at any time at their liquidation value. Hanger must use 100% of the proceeds from any future public offering of its equity securities to repurchase the Subordinated Notes, if permitted under the Senior Financing Facilities.

     The detachable Warrants issued by Hanger in conjunction with the Subordinated Notes represent 1.6 million shares of Hanger Common Stock with an exercise price equal to: (a) $4.01 as to 929,700 shares, and (b) $6.375 as to 670,300 shares. Up to 50% of the Warrants (representing up to 800,000 shares of Hanger Common Stock) will be terminated upon the repayment of 100% of the Subordinated Notes on or prior to May 1, 1998. An additional 5% of the Warrants (representing up to 80,000 shares of Hanger Common Stock) will be terminated upon the repayment of 100% of the Subordinated Notes on or prior to November 1, 1997. Warrants will be terminated pro-rata across the above two exercise prices.

     The Company plans to finance future acquisitions through internally generated funds or borrowings under the Acquisition Loans, the issuance of notes or shares of common stock of the Company, or through a combination thereof.

     The Company is actively engaged in ongoing discussions with prospective acquisition candidates. The Company plans to continue to expand its operations aggressively through acquisitions.

     On November 1, 1996, Hanger acquired SEH, in a merger transaction effected pursuant to an Agreement and Plan of Merger, dated as of July 29, 1996 (the "Merger Agreement"), by and among Hanger, SEH and JEH Acquisition Corporation, a Georgia corporation ("Acquisition") wholly-owned by Hanger. The Merger Agreement provided for the merger of Acquisition with and into SEH (the "Merger"), as a result of which SEH became a wholly-owned subsidiary of Hanger, effective November 1, 1996. Pursuant to the Merger Agreement, Hanger paid a total of $44 million and issued a total of approximately one million shares of Hanger common stock in exchange for all of SEH's outstanding common stock on November 1, 1996, and paid an additional $1,783,000 to former SEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment.

OTHER

     Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its A Term Loan Commitment. At December 31, 1996, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of $28,500,000. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparty. All other debt accrues interest at a fixed rate except the B Term Loan Commitment which accrues interest at a floating rate. A material change in interest rates could have a significant impact on the Company's operating results.

     This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally.

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

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This statement requires reinstatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS 128 will have on its financial statements.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

         (a)  Financial Statements and Financial Statement Schedule:

              (1)    Financial Statements:

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1995
 and 1996

Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996

Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

Notes to Consolidated Financial Statements

               (2)    Financial Statements Schedule:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

Exhibit No.                         Document
            (b)  Reports on Form 8-K:

                 A Form 8-K reporting  the  Registrant's  acquisition  of J.E.
                 Hanger, Inc. of Georgia, effective November 1, 1996, was filed on November 12, 1996.

            (c) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

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

           3(e)  Certificate  of   Designation,   Preferences  and  Rights  of
                 Preferred  Stock of the  Registrant  as filed on February 12,
                 1990 with the Office of the  Secretary  of State of Delaware.
                 (Incorporated  herein by  reference  to  Exhibit  3(a) to the
                 Registrant's  Current  Report on Form 8-K dated  February 13,
                 1990.)

           3(f) By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 15, 1989.)

          10(a)  Registration  Agreement,  dated May 15, 1989,  between Sequel
                 Corporation, First Pennsylvania Bank, N.A., Gerald E. Bisbee,
                 Jr., Ivan R. Sabel,  Richard A. Stein, Ronald J. Manganiello,
                 Joseph M. Cestaro and Chemical  Venture  Capital  Associates.
                 (Incorporated herein by reference to Exhibit 10(l) to the Registrant's Current Report on Form 8-K dated May 15, 1989.)

          10(b)  First  Amendment  dated  as of  February  12,  1990,  to  the
                 Registration Agreement, dated as of May 15, 1989, by and among Hanger Orthopedic Group, Inc., First Pennsylvania Bank,
                 N.A., Ivan R. Sabel, Richard A. Stein, Ronald J. Manganiello,
                 Joseph M. Cestaro and Chemical  Venture  Capital  Associates.
                 (Incorporated herein by reference to Exhibit 10(m) to the Registrant's Current Report on Form 8-K dated February 13,
                 1990.)

          10(c)  Fifth  Amendment,  dated as of November 8, 1990, to the Stock and Note  Purchase  Agreement,  dated as of February 28, 1989 and as amended on May 9, 1989,  May 15,  1989,  February  12,
                 1990,  and June 19, 1990 by and among J. E. Hanger,  Inc., as
                 successor  to  Hanger  Acquisition  Corporation,   Ronald  J.
                 Manganiello,  Joseph M.  Cestaro,  Chemical  Venture  Capital
                 Associates  and  Chemical  Equity  Associates.  (Incorporated
                 herein by  reference  to  Exhibit  10(f) to the  Registrant's
                 Current Report on Form 8-K filed on November 21, 1990.)

          10(d) Form of Stock Option Agreements, dated as of August 13, 1990, between Hanger Orthopedic Group, Inc. and Thomas P. Cooper,
                 James G. Hellmuth, Walter F. Abendschein, Jr., Norman Berger,
                 Bruce B. Grynbaum and Joseph S. Torg. (Incorporated herein by reference to Exhibit 10(rrr) to the Registrant's Registration
                 Statement on Form S-2, File No. 33-37594.) *

* Management contract or compensatory plan




          10(e)  Convertible Junior  Subordinated Note Agreement,  dated as of
                 March 1, 1992, from Hanger  Orthopedic  Group,  Inc. to R. S.
                 Lauder,   Gaspar  &  Co.,  L.P.  regarding   $4,000,000  8.5%
                 Convertible  Junior  Subordinated  Notes due March 31,  1999.
                 (Incorporated  herein by reference to Exhibit 10(jjjj) of the
                 Registrant's  Annual  Report on Form 10-K for the year  ended
                 December 31, 1991.)

          10(f)  Convertible  Junior  Subordinated  Note Agreement dated as of
                 May 7, 1993,  from  Hanger  Orthopedic  Group,  Inc.  to R.S.
                 Lauder,   Gaspar  &  Co.,  L.P.  regarding  $1,000,000  8.25%
                 Convertible  Junior  Subordinated  Notes due March 31,  1999.
                 (Incorporated  herein by  reference  to Exhibit 10 (x) of the
                 Registrant's  Annual  Report on Form 10-K for the year  ended
                 December 31, 1993.)

          10(g)  Amendment No. 1, dated as of May 7, 1993, to the  Convertible
                 Junior Subordinated Note Agreement referred to in Exhibit (x) above. (Incorporated herein by reference to Exhibit 10 (y) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

          10(h)  Employment  and  Non-Compete  Agreement,  dated as of May 16,
                 1994,  between  Hanger  Orthopedic  Group,  Inc.  and Ivan R.
                 Sabel. (Incorporated herein by reference to Exhibit 10 (xx) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.) *

          10(i)  Employment  and  Non-Compete  Agreement,  dated as of May 16,
                 1994,  between Hanger  Orthopedic  Group, Inc. and Richard A.
                 Stein. (Incorporated herein by reference to Exhibit 10 (yy) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.) *

          10(j)  Agreement  and Plan of  Merger,  dated  as of July 29,  1996,
                 among  Hanger   Orthopedic   Group,   Inc.,  SEH  Acquisition
                 Corporation and J.E. Hanger,  Inc. of Georgia.  (Incorporated
                 herein by reference to Exhibit 2 to the Registrant's  Current
                 Report on Form 8-K filed on November 12, 1996.)

          10(k)  Credit  Agreement,  dated  November  1,  1996,  among  Hanger
                 Orthopedic Group, Inc., various banks and Banque Paribas, as agent. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed on November
                 12, 1996.)


          10(l)  Senior  Subordinated  Note  Purchase  Agreement,  dated as of
                 November 1, 1996, among Hanger Orthopedic Group, Inc. and the purchasers listed therein. (Incorporated hereby by reference to Exhibit 10(b) to the Registrant's Current Report on Form
                 8-K filed on November 12, 1996.)

* Management contract or compensatory plan




          10(m)  Warrants to purchase Common Stock of Hanger Orthopedic Group,
                 Inc.  issued  November  1,  1996.   (Incorporated  herein  by
                 reference to Exhibit 10(c) to the Registrant's Current Report
                 on Form 8-K filed on November 12, 1996.)

          10(n) 1991 Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's
                 Registration Statement on Form S-8 (File No. 33-48265).)*

          10(o)  1993   Non-Employee   Directors  Stock  Option  Plan  of  the
                 Registrant. (Incorporated herein by reference to Exhibit 4(b)
                 to the Registrant's  Registration Statement on Form S-8 (File
                 No. 33-63191).)*

          10(p)  Employment and Non-Compete Agreement, dated as of November 1,
                 1996,  and  Amendment  No. 1 thereto,  dated January 1, 1997,
                 between   the   Registrant   and  H.E.   Thranhardt.   (Filed
                 herewith.)*

          10(q)  Employment and Non-Compete Agreement, dated as of November 1,
                 1996,  between  the  Registrant  and  John  McNeill.   (Filed
                 herewith.)*

          10(r)  Employment and Non-Compete Agreement, dated as of November 1,
                 1996, between the Registrant and Alice Tidwell. (Filed herewith.)*

          11     Computation of earnings per share.
          22     List of Subsidiaries of the Registrant.
          24     Consent of Coopers & Lybrand L.L.P.
          27     Financial Data Schedule.


* Management contract or compensatory plan

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HANGER ORTHOPEDIC GROUP, INC.


Dated:  March 28, 1997                        By: /s/IVAN R. SABEL
                                                  --------------------------
                                                  Ivan R. Sabel, CPO
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated:  March 28, 1997                        By: /s/RICHARD A. STEIN
                                                  --------------------------
                                                  Richard A. Stein
                                                  Vice President - Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 28, 1997                            /s/IVAN R. SABEL
                                                  --------------------------
                                                  Ivan R. Sabel, CPO
                                                  Chief Executive Officer
                                                  and Director (Principal
                                                  Executive Officer)


Dated:  March 28, 1997                            /s/RICHARD A. STEIN
                                                  --------------------------
                                                  Richard A. Stein
                                                  Vice President - Finance
                                                  (Principal Financial and
                                                  Accounting Officer)


Dated:  March 28, 1997                            /s/MITCHELL J. BLUTT
                                                  --------------------------
                                                  Mitchell J. Blutt, M.D.
                                                  Director





Dated:  March 28, 1997                            /s/EDMOND E. CHARRETTE
                                                  --------------------------
                                                  Edmond E. Charrette, M.D.
                                                  Director


Dated:  March 28, 1997                            /s/THOMAS P. COOPER
                                                  --------------------------
                                                  Thomas P. Cooper, M.D.
                                                  Director


Dated:  March 28, 1997                            /s/ROBERT J. GLASER
                                                  --------------------------
                                                  Robert J. Glaser, M.D.
                                                  Director


Dated:  March 28, 1997                            /s/JAMES G. HELLMUTH
                                                  --------------------------
                                                  James G. Hellmuth
                                                  Director


Dated:  March 28, 1997                            /s/WILLIAM L. MCCULLOCH
                                                  --------------------------
                                                  William L. McCulloch
                                                  Director


Dated:  March 28, 1997                            /s/DANIEL A. MCKEEVER
                                                  --------------------------
                                                  Daniel A. McKeever. CP
                                                  Director


Dated:  March 28, 1997
                                                  --------------------------
                                                  Walter J. McNerney
                                                  Director


Dated:  March 28, 1997
                                                  --------------------------
                                                  H.E. Tranhardt, CPO
                                                  Director

                         INDEX TO FINANCIAL STATEMENTS

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants                                     F-1

Consolidated Balance Sheets as of December 31, 1995
 and 1996                                                             F-2

Consolidated Statements of Operations for the years
  ended December 31, 1994, 1995 and 1996                              F-4

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December 31, 1994,
  1995 and 1996                                                       F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 1994, 1995 and 1996                              F-6

Notes to Consolidated Financial Statements                            F-7

FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants                                     S-1

Schedule II - Valuation and Qualifying Accounts                       S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Hanger
  Orthopedic Group, Inc.

We have audited the accompanying consolidated balance sheets of Hanger Orthopedic Group, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanger Orthopedic Group, Inc., and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 21, 1997, except as to the
information presented in Note D, for
which the date is March 27, 1997

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                    --------------------------------
                                                                        1995             1996
                                                                    -------------   ----------------

                                               ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $1,456,305         $6,572,402
     Accounts receivable, less allowances for doubtful
     accounts of $1,144,000 and $2,478,800 in 1995 and 1996,
         respectively                                                 13,324,991         24,321,872
     Inventories                                                      10,312,289         15,916,638
     Prepaid and other assets                                          1,040,914          1,595,169
     Deferred income taxes                                               804,499          3,159,280
                                                                    -------------      -------------
         Total current assets                                         26,938,998         51,565,361
                                                                    -------------      -------------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                              2,991,245          4,269,045
     Buildings                                                         2,592,214          8,017,547
     Machinery and equipment                                           3,654,780          6,275,307
     Furniture and fixtures                                            1,575,493          2,095,900
     Leasehold improvements                                            1,184,782          2,139,207
                                                                    -------------      -------------
                                                                      11,998,514         22,797,006
     Less accumulated depreciation and amortization                    4,232,858          5,497,809
                                                                    -------------      -------------
                                                                       7,765,656         17,299,197
                                                                    -------------      -------------

INTANGIBLE ASSETS
     Excess cost over net assets acquired                             27,133,528         63,935,447
     Non-compete agreements                                            4,786,371          1,981,329
     Other intangible assets                                           3,825,240          6,152,607
                                                                    -------------      -------------
                                                                      35,745,139         72,069,383
     Less accumulated amortization                                     9,035,394          6,917,960
                                                                    -------------      -------------
                                                                      26,709,745         65,151,423
                                                                    -------------      -------------

OTHER ASSETS
     Other                                                               385,662            925,446
                                                                    -------------      -------------

TOTAL ASSETS                                                         $61,800,061       $134,941,427
                                                                    =============      =============



   The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                --------------------------------
                                                                                    1995             1996
                                                                                -------------   ----------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt                                         $ 1,828,953        $  4,902,572
      Accounts payable                                                            1,612,401           4,141,993
      Accrued expenses                                                              710,510           7,815,028
      Customer deposits                                                             489,758             578,219
      Accrued compensation related cost                                           1,495,013           8,321,395
      Deferred revenue                                                              180,587             306,998
                                                                                ------------       -------------
           Total current liabilities                                              6,317,222          26,066,205
                                                                                ------------       -------------
Long-term debt                                                                   22,925,124          64,297,801
Deferred income taxes                                                               706,965           2,377,627
Other liabilities                                                                   305,499           2,188,278
Mandatorily redeemable preferred stock class C, 300 shares authorized,
      liquidation preference of $500 per share (See Note N)                         253,886             277,701
Mandatorily redeemable preferred stock class F, 100,000 shares authorized, liquidation preference of $1,000 per share (See Note N)
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 25,000,000 shares authorized,
           8,424,039 and 9,449,129 shares issued and 8,290,544 and
           9,315,634 shares outstanding in 1995 and 1996, respectively               84,241              94,492
      Additional paid-in capital                                                 33,574,058          41,008,363
      Accumulated deficit                                                        (1,711,372)           (713,478)
                                                                                ------------       -------------
                                                                                 31,946,927          40,389,377
      Treasury stock, cost --(133,495 shares)                                      (655,562)           (655,562)
                                                                                ------------       -------------
                                                                                 31,291,365          39,733,815
                                                                                ------------       -------------
TOTAL LIABILITES & SHAREHOLDERS' EQUITY                                         $61,800,061        $134,941,427
                                                                                ============       =============

The accompanying notes are an integral part of the consolidated financial statements.

                        HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years Ended December 31,

                                                                           1994             1995             1996
                                                                      ---------------  ---------------  ---------------

Net sales                                                               $50,300,297      $52,467,899      $66,805,944
Cost of products and services sold                                       23,208,944       24,572,089       32,233,373
                                                                      ---------------  ---------------  ---------------
Gross profit                                                             27,091,353       27,895,810       34,572,571
Selling, general and administrative                                      21,340,148       19,361,701       24,549,802
Depreciation and amortization                                             2,435,727        2,005,113        2,016,390
Amortization of excess cost over net assets acquired                        701,018          686,275          832,075
Restructuring cost                                                         459,804
Loss from disposal of assets                                             2,150,310
Acquisition costs                                                                                           1,297,819
Integration costs                                                                                           1,181,694
                                                                      ---------------  ---------------  ---------------
Income from continuing operations                                             4,346        5,842,721        4,694,791
Interest expense                                                         (1,745,781)      (2,056,140)      (2,546,561)
Other expense, net                                                         (180,940)        (106,644)        (177,216)
                                                                      ---------------  ---------------  ---------------
Income (loss) from continuing operations before
  taxes and extraordinary item                                           (1,922,375)       3,679,937        1,971,014
Provision for income taxes                                                  358,029        1,544,498          889,886
                                                                      ---------------  ---------------  ---------------
Income (loss) from continuing operations before
  extraordinary item                                                     (2,280,404)       2,135,439        1,081,128
Loss from discontinued operations                                          (247,655)
Loss from sale of discontinued operations                                  (159,379)
                                                                      ---------------  ---------------  ---------------
Income (loss) before extraordinary item                                  (2,687,438)       2,135,439        1,081,128
Extraordinary loss on early extinguishment of debt, net of tax                                                (83,234)
                                                                      ---------------  ---------------  ---------------
Net income (loss)                                                       ($2,687,438)      $2,135,439         $997,894
                                                                      ===============  ===============  ===============
Income (loss) from continuing operations before extraordinary
  item applicable to common stock                                       ($2,300,286)      $2,113,640       $1,057,313
                                                                      ===============  ===============  ===============
INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations before extraordinary item            ($.28)           $0.26           ($0.12)
Loss from discontinued operations                                             (0.03)
Loss from sale of discontinued operations                                     (0.02)
Extraordinary loss on early extinguishment of debt                                                              (0.01)
                                                                      ---------------  ---------------  ---------------
Net income (loss) per share                                                  ($0.33)           $0.26            $0.11
                                                                      ===============  ===============  ===============
Weighted average number of common shares outstanding
  used in computing net income (loss) per share                           8,290,276        8,290,544        8,663,161


The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1994, 1995 and 1996


                                                              Additional
                                      Common       Common       Paid in     Accumulated     Treasury      Deferred
                                      Shares       Stock        Capital        Deficit       Stock      Compensation       Total
                                    -----------  ---------   -------------  ------------   ----------   ------------   ------------
Balance, December 31, 1993           8,257,891    $83,914     $33,416,066   ($1,159,373)   ($655,562)     ($4,197)     $31,680,848
Issuance of Common Stock for
 purchase of Columbia Brace             32,653        327         199,673                                                  200,000
Amortization of
 deferred compensation                                                                                      4,197            4,197
Preferred dividends declared                                      (19,882)                                                 (19,882)
Net Loss                                                                     (2,687,438)                                (2,687,438)
                                    -----------  ---------   -------------  ------------   ----------   ------------   ------------
Balance, December 31, 1994           8,290,544     84,241      33,595,857    (3,846,811)    (655,562)                   29,177,725
Preferred dividends declared                                      (21,799)                                                 (21,799)
Net Income                                                                    2,135,439                                  2,135,439
                                    -----------  ---------   -------------  ------------   ----------   ------------   ------------
Balance, December 31, 1995           8,290,544     84,241      33,574,058    (1,711,372)    (655,562)                   31,291,365
                                    -----------  ---------   -------------  ------------   ----------   ------------   ------------
Preferred dividends declared                                      (23,815)                                                 (23,815)
Issuance of Common Stock in
    connection with the exercise
    of Stock Options                    13,758        138          46,733                                                   46,871
Issuance of Common Stock in
    connection with the exercise
    of Stock Warrants                   11,332        113            (113)
Issuance of Common Stock in
    connection with the purchase
    of SEH                           1,000,000     10,000       5,240,000                                                5,250,000
Issuance of Warrants in
    connection with the purchase
    of SEH                                                        133,000                                                  133,000
Issuance of Warrants in
    connection  with the Senior
    Subordinated Note Agreement                                 2,038,500                                                2,038,500
Net Income                                                                      997,894                                    997,894
                                    -----------  ---------   -------------  ------------   ----------   ------------   ------------
Balance, December 31, 1996           9,315,634    $94,492     $41,008,363     ($713,478)   ($655,562)                  $39,733,815
                                    ===========  =========   =============  ============   ==========   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       For the Years Ended December 31,

                                                                                      1994              1995             1996
                                                                                 ---------------   ---------------  ---------------
Cash flow from operating activities:
        Net income (loss)                                                          ($2,687,438)       $2,135,439         $997,894
Adjustments to reconcile net income (loss) to net cash provided by
        (used in) continuing operations:
        Discontinued operations                                                        426,991
        Loss from sale of discontinued operations                                      274,791
        Loss from sale of disposal of assets                                         2,150,310
        Provision for bad debt                                                         973,678         1,008,731        1,629,065
        Amortization of deferred compensation                                            4,197
        Depreciation and amortization                                                2,435,727         2,005,113        2,016,390
        Amortization of excess cost over net assets acquired                           701,018           686,275          832,075
        Amortization of debt discount                                                                                      42,469
        Deferred taxes                                                                (629,674)          631,899         (684,119)
        Extraordinary loss on early extinguishment of debt                                                                138,724
        Changes in assets and liabilities, net of effects from acquired companies:
                Accounts receivable                                                 (3,639,274)       (1,922,572)      (2,772,619)
                Inventories                                                         (1,169,232)         (800,933)         737,104
                Prepaid and other assets                                               131,714           108,112         (199,638)
                Other assets                                                             3,782           151,367           27,342
                Accounts payable                                                       (54,555)           48,462          361,441
                Accrued expenses                                                       776,860          (618,105)         709,638
                Accrued wages & payroll taxes                                         (116,852)           72,272        1,942,581
                Customer deposits                                                      143,070            97,036           88,461
                Deferred revenue                                                       (22,691)           82,897          126,411
                Other liabilities                                                      156,884            35,628          (66,459)
                                                                                 ---------------   ---------------  ---------------
Net cash provided by (used in) continuing operations                                  (140,694)        3,721,621        5,926,760
Net cash used in discontinued operations                                              (172,146)
                                                                                 ---------------   ---------------  ---------------
Net cash provided by (used in) operating activities                                   (312,840)        3,721,621        5,926,760
                                                                                 ---------------   ---------------  ---------------

Cash flow from investing activities:
        Purchase of fixed assets                                                    (1,114,551)         (934,798)      (1,239,364)
        Acquisitions, net of cash                                                   (2,599,133)         (273,939)     (37,671,754)
        Purchase of patent                                                             (59,382)          (70,552)         (31,840)
        Proceeds from sale of certain assets                                           180,806
        Purchase of non-compete agreements                                            (480,500)          (35,000)        (200,000)
        Decrease in other intangibles                                                 (265,624)          (24,321)          (7,596)
                                                                                 ---------------   ---------------  ---------------
Net cash used in investing activities                                               (4,338,384)       (1,338,610)     (39,150,554)
                                                                                 ---------------   ---------------  ---------------
Cash flow from financing activities:
        Net borrowings (repayments) under revolving credit agreement                 2,635,449          (100,000)     (12,700,000)
        Proceeds from the sale of common stocks                                                                            46,871
        Proceeds from long-term debt                                                 5,000,000                         65,000,000
        Repayment of debt                                                           (3,276,608)       (1,882,706)     (11,040,029)
        (Increase) decrease in financing costs                                         (63,393)            7,619       (2,966,951)
                                                                                 ---------------   ---------------  ---------------
Net cash provided by (used in) financing activities                                  4,295,448        (1,975,087)      38,339,891
                                                                                 ---------------   ---------------  ---------------
Increase (decrease) in cash and cash equivalents                                      (355,776)          407,924        5,116,097
Cash and cash equivalents at beginning of year                                       1,404,157         1,048,381        1,456,305
                                                                                 ---------------   ---------------  ---------------
Cash and cash equivalents at end of year                                            $1,048,381        $1,456,305       $6,572,402
                                                                                 ===============   ===============  ===============


The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

     Hanger Orthopedic Group, Inc. (the "Company") is one of the nation's largest practice management companies in the orthotic and prosthetic ("O&P") rehabilitation industry. In addition to providing O&P patient care services through its operating subsidiaries, the Company also manufactures and distributes components and finished patient care products to the O&P industry primarily in the United States. Hanger's largest subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

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

     CASH AND CASH EQUIVALENTS: Cash includes currency on hand and demand deposits with high quality financial institutions. Management considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At various times throughout the year, the Company maintains cash balances in excess of FDIC limits.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: At December 31, 1995 and 1996, the carrying value of financial instruments such as cash and cash equivalents, trade receivables, trade payables, and debt approximates fair value.

     INVENTORIES: Inventories, which consist principally of purchased parts, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     LONG-LIVED ASSET IMPAIRMENT: Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of Statement of Financial Accounting Standards ("SFAS") 121 require the Company to review its long lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, then the loss is recognized in the income statement. The adoption of SFAS 121 did not have an effect on the Company's consolidated financial statements.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations.
Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was approximately $1,090,000, $1,136,000 and $1,288,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     INTANGIBLE ASSETS: Intangible assets, including non-compete agreements, are recorded based on agreements entered into by the Company and are being amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. Other intangible assets are recorded at cost and are being amortized over their estimated useful lives of up to 16 years using the straight-line method. Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses and is being amortized using the straight-line method over 40 years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of excess cost over net assets acquired and other intangible assets. Factors considered in the evaluation include current operating results, trends, prospects and anticipated undiscounted future cash flows. Fully amortized intangible assets amounting to approximately $3,225,000 were removed from the financial statements at December 31, 1996.

     PRE-OPENING COSTS: The Company capitalizes certain costs relating to the pre-opening of new patient care centers. These costs are amortized over a twelve-month period using the straight-line method commencing on the date in which the patient care center opens.

     REVENUE RECOGNITION: Revenue on the sale of orthotic and prosthetic devices is recorded when the device is accepted by the patient. Revenues from referral service contracts is recognized over the term of the contract.
Deferred revenue represents billings made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual discounts.

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

     INCOME TAXES: Income taxes are determined in accordance with SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

     NET INCOME (LOSS) PER SHARE: Net income per common share is calculated using the weighted average of common and common-equivalent shares outstanding during the year. Common-equivalent shares are attributable to unexercised stock options and warrants. In 1994, 1995 and 1996, common-equivalents which would be considered in a fully diluted calculation are not included in the per share calculation as the effect is not material. Income (loss) from continuing operations before extraordinary item applicable to common stock has been adjusted for the dividends declared applicable to certain classes of cumulative preferred stock.

     STOCK-BASED COMPENSATION: Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate. SFAS 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has adopted the disclosure only provisions of SFAS 123.

     NEW ACCOUNTING STANDARDS: In March 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This statement requires reinstatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS 128 will have on its financial statements.

     RECLASSIFICATIONS:   Certain   previously   reported  amounts  have  been
reclassified to conform with the current year presentation.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

          The following are the supplemental disclosure requirements for the statements of cash flows:

                                                                         For the Years Ended December 31
                                                                  --------------------------------------------
                                                                  1994               1995             1996
                                                                  ----               ----             ----

Cash paid during the period for:

   Interest                                                      $1,690,742          $2,166,877       $2,273,629
   Income taxes                                                     212,000             712,800        1,893,990
Non-cash financing and investing activities:
Preferred dividends declared                                         19,882              21,799           23,815
Issuance of notes in connection with acquisition                  1,925,000             175,000
Issuance  of  common  stock in  connection with acquisition         200,000                            5,250,000
Issuance of warrants in connection with  acquisition                                                     133,000
Issuance of warrants in  connection  with Senior                                                       2,038,500
Issuance of common stock in connection with Subordinated Notes
 exercise of warrants                                                                                        113


NOTE D - ACQUISITIONS AND SALE OF ASSETS

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

     During 1996, the Company acquired one orthotic and prosthetic company, J.E. Hanger, Inc. of Georgia ("SEH"), pursuant to the terms of a Merger Agreement. As of the acquisition date, SEH, headquartered in Alpharetta, Georgia, operated 93 patient care centers and 5 warehouses located primarily in the Mid-Atlantic and Southeastern United States. Under the terms of the agreement which became effective on November 1, 1996, the Company paid SEH shareholders $44 million in cash and issued one million shares of Company common stock and paid an additional $1,783,000 to former SEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment. In addition the Company issued 35,000 warrants to one SEH noteholder in order to facilitate assumption of this debt under the same terms and conditions that had existed prior to the acquisition. Included in accrued expenses at December 31, 1996, is approximately $3,119,000 and $1,554,000 of severence and relocation costs incurred in connection with the acquisition of SEH.

     All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Excess cost over net assets acquired in these acquisitions amounting to approximately $376,000 and $36,699,000 in 1995 and 1996, respectively, are amortized using the straight-line method over 40 years.

     The following table summarizes the unaudited consolidated pro forma information, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                         1995              1996
                                                         ----              ----

Net sales                                            $112,292,000       $122,946,000
Income from operations                                 10,938,243          8,728,783
Net income                                              2,535,567          1,225,925
Primary income per common share                              $.27               $.12
Fully diluted income per common share                        $.27               $.12


     The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

     During 1994 the Company commenced discussions and on March 23, 1995, the Company entered into an agreement to sell certain assets related to its operations in southern California for $288,000 under a 10-year promissory note bearing interest at 8%. As a result, the Company recorded a loss in 1994 of $2,150,000, which primarily consisted of the write-off of the related goodwill.

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

     The operating results of Apothecaries for the nine months ended September 30, 1994, was as follows:

                                          1994
                                          ----
Sales                                  $1,294,341
Loss before taxes                        (426,991)
Tax benefit                              (179,336)
                                       -----------
Loss from discontinued                 $ (247,655)
operations                             ===========

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

NOTE G - INVENTORY

     Inventories at December 31, 1995 and 1996 consist of the following:

                                                         1995              1996
                                                         ----              ----

      Raw materials                                  $ 6,603,619        $ 7,504,442
      Work in-process                                  1,107,289            831,632
      Finished goods                                   2,601,381          7,580,564
                                                     ------------       ------------
                                                     $10,312,289        $15,916,638
                                                     ============       ============

NOTE H- LONG-TERM DEBT

          Long-term debt consists of the following at December 31, 1995 and 1996:

                                                                   1995              1996
                                                                   ----              ----


     A  Term  Loan  Commitment   payable  in  quarterly
     installments  through  December 2001 with interest
     payable monthly at the Company's  option of either
     the  Bank's  prime  rate plus  1.75%,  or the one,
     three or six month  LIBOR  plus  2.75%.  (8.31% at
     December 31, 1996)
     The base  interest  rate is  subject to a floor of
     5.32%  and a cap  of  7.0%  by an  agreement  that
     became   effective   on  December   31,  1996  and
     terminates on September 30, 1999.                                                $29,000,000

     B  Term  Loan  Commitment   payable  in  quarterly
     installments  through  December 2003 with interest
     payable monthly at the Company's  option of either
     the  Bank's  prime  rate plus  2.25%,  or the one,
     three or six  month  LIBOR  plus  3.25%  (8.81% at
     December 31, 1996)                                                                28,000,000

     8%  Senior   Subordinated  Notes  with  detachable
     warrants due  November  2004,  net of  unamortized
     discount of  $1,996,031,  11.19%  effect  interest
     rate                                                                               6,003,969

     Revolving  credit facility  expiring in June, 1997
     with  interest  payable  monthly at the  Company's
     option of either the  Bank's  prime rate plus .25%
     or the three  month  LIBOR plus 2.50%  (8.175% and
     8.75% at December 31, 1995)                                   $12,700,000

     Senior term loans,  with  principal  and  interest
     payable  monthly  and with one loan at the  Bank's
     prime rate plus .75%,  with the remaining loans at
     the  Company's  option of either the Bank's  prime
     rate plus .50% or the three-month LIBOR plus 2.75%
     (9.25%  and  8.44%  at  December  31,  1995)  with
     balloon payments due in November and December 1998              4,596,663

     8.5% Convertible Junior Subordinated Note                       4,000,000




     8.25% Convertible Junior Subordinated Note                      1,000,000

     Subordinated seller notes,  non-collateralized net
     of   unamortized   discount  of   $612,696,   with
     principle and interest  payable in either  monthly
     or quarterly  installments  at effective  interest
     rates  ranging  from 6% to 11%,  maturing  through
     January 2009                                                     2,375,609         5,574,793

     Other miscellaneous obligations with principle and
     interest  payable  in  either  monthly  or  annual
     installments  at interest rates ranging from 6% to
     10% maturing through December 2007                                 81,805            621,611
                                                                   -----------        -----------
                                                                    24,754,077         69,200,373
          Less current portion                                       1,828,953          4,902,572
                                                                   -----------        -----------
                                                                   $22,925,124        $64,297,801
                                                                   ===========        ===========

     In November 1996, the Company entered into a new $90,000,000 Credit Agreement with a syndication of banks which provides for (i) a "A Term Loan" in the principal amount of $29,000,000 with scheduled incrementally varying quarterly repayments commencing March 1997 through December 2001, (ii) a "B Term Loan" in the principal amount of $28,000,000 with scheduled varying quarterly repayments commencing March 1997 through December 2003, (iii) a $25,000,000 Acquisition Loan Commitment and, (iv) a $8,000,000 Revolving Loan Commitment.

     The Acquisition Loan Commitment and Revolving Loan Commitment bear interest at the Company's option of either the Prime Lending Rate plus 1.75%, or the one, three or six month LIBOR plus 2.75%. The Credit Agreement is collateralized by substantially all the assets of the Company and contains certain affirmative and negative covenants customary in an agreement of this nature.

     The Credit Agreement provides for an initial commitment fee of 2.625% on the total $90,000,000 facility and an annual fee of .5% per year on the aggregate unused portion of the Credit Agreement. As of December 31, 1996, the Company had no outstanding balances on both the Acquisition and Revolving Loan Commitments.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its A Term Loan Commitment. At December 31, 1996, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principle amount of $28,500,000. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

     In November 1996, the Company also entered into a Senior Subordinated Note Purchase Agreement in the principal amount of $8,000,000 which is due in its entirety November 2004 bearing interest at 8%. Upon entering into this Agreement, the Company issued 1,600,000 warrants to noteholders. This transaction resulted in the Company recording a debt discount of $2,038,500 which is being amortized ratably over the life of the notes. The Note Purchase

Agreement is subordinate to the Credit Agreement and contains covenants restricting the payment of dividends, the incurrence of indebtedness and the making of acquisitions and other transactions. It should be noted that a shareholder owns 50% of the Senior Subordinated Notes.

     The Company used the proceeds of the A Term Loan, B Term Loan and Senior Subordinated Notes to finance the acquisition of SEH and to repay all amounts then outstanding under the Revolving credit facility, Senior term loans, the 8.5% Convertible Junior Subordinated Note and the 8.25% Convertible Junior Subordinate Note. In connection with this transaction, the Company recorded an extraordinary charge of $138,724 pre-tax, $83,234 after tax, or $.01 per share for the write-off of unamortized discounts and financing costs, in 1996.

     Maturities of long-term debt, at December 31, 1996, are as follows:

                  1997                     $ 4,902,572
                  1998                       7,141,513
                  1999                       7,774,296
                  2000                       8,628,500
                  2001                       9,388,507
                  Thereafter                31,364,985
                                           ------------
                                           $69,200,373
                                           ============

NOTE I - INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1994, 1995 and 1996 consisted of the following:

                                                 1994              1995              1996
                                                 ----              ----              ----
     Current:
           Federal                             $   454,955       $   541,626       $ 1,146,564
           State                                   238,000           370,973           427,441
                                               ------------      ------------      ------------
     Total                                         692,955           912,599         1,574,005
     Deferred:
           Federal and State                      (334,926)          631,899          (684,119)
                                               ------------      ------------      ------------
     Provision for income taxes on
      income before discontinued
      operations and extraordinary item            358,029         1,544,498           889,886
     Tax benefit from
      discontinued operations                     (179,336)
     Tax benefit from
      sale of discontinued operations             (115,412)
     Tax benefit from extra-
      ordinary item                                                                    (55,489)
                                               ------------      ------------      ------------
     Provision for income taxes                $    63,281       $ 1,544,498       $   834,397
                                               ============      ============      ============

          A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                 1994              1995              1996
                                                 ----              ----              ----

     Federal statutory tax rate                $  (653,608)      $ 1,251,349       $  670,145
     Increase (reduction) in taxes
      resulting from:
     State income taxes (net of
      federal effect)                              151,080           249,047           98,573
     Amortization of the excess cost
      over net assets acquired                     178,160            92,777           92,777
     Disposal of assets                            459,340
     Valuation allowance                            70,000           (70,000)
     Other, net                                    153,057            21,325           28,391
                                               ------------      ------------      ------------
     Provision for income taxes on
      income before extraordinary item             358,029         1,544,498           889,886
     Tax benefit from discontinued
      operations                                  (179,336)
     Tax benefit from sale of discontinued
      operations                                  (115,412)
     Tax benefit from extraordinary
      item                                                                             (55,489)
                                               ------------      ------------      ------------
     Provision for income taxes              $      63,281       $ 1,544,498      $    834,397
                                               ============      ============      ============

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:


                                                         1995              1996
                                                         ----              ----

            Deferred Tax Liabilities:
            Book basis in excess of tax              $  775,838         $  775,838
            Depreciation and amortization               666,920          2,498,527
                                                     -----------        -----------
                                                      1,442,758          3,274,365
                                                     -----------        -----------
            Deferred Tax Assets:
            Net operating loss, Federal                 369,624            319,039
            Net operating loss, States                  211,165            281,051
            Accrued expenses                            334,790          1,554,907
            Reserve for bad debts                       393,322            965,116
            Inventory capitalization                    218,086            664,371
            Restructuring                               13,305
            Acquisition Costs                                              271,534
                                                     -----------        -----------
            Gross deferred tax assets                 1,540,292          4,056,018
                                                     -----------        -----------
                                                     -----------        -----------
            Net deferred tax assets                  $   97,534         $  781,653
                                                     ===========        ===========

     For Federal and State tax purposes at December 31, 1996, the Company has available approximately $938,000 of net operating loss carryforwards expiring from 1998 through 2007 and are subject to a limitation in their utilization of approximately $149,000 per year as a result of several changes in shareholder control.

     At December 31, 1995, the Company evaluated the realizability of the state net operating losses and, based upon projections of taxable income by state, concluded that a valuation allowance was not necessary. The remaining balance of the deferred tax assets should be realized through future taxable income and the reversal of taxable temporary differences.

NOTE J - DEFERRED COMPENSATION

     In conjunction with the SEH acquisition, the Company assumed the unfunded deferred compensation plan that had been established for certain key SEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by SEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The accrual related to the deferred compensation arrangements amounted to approximately $1,985,000 at December 31, 1996.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

NOTE L - OPERATING LEASES

     The Company leases office space under noncancellable operating leases. Certain of these leases contain escalation clauses based on the consumer price index. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 1996:

                  1997                     $ 3,925,000
                  1998                       3,064,000
                  1999                       2,401,000
                  2000                       1,932,000
                  2001                       1,432,000
                  Thereafter                 1,974,000
                                           ------------
                                           $14,728,000

     Rent expense was approximately $2,499,000, $2,144,000 and $2,554,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE M- PENSION AND PROFIT SHARING PLANS

     Previously, the Company had a 401(k) Saving and Retirement Plan (the "Plan") available to all employees of J.E. Hanger, Inc. ("JEH"), a wholly-owned subsidiary of the Company. The Company matched the participant's contributions and made discretionary matching contributions. On January 1, 1993, the Company froze the Plan such that no new employees of JEH were able to participate. On December 31, 1995, the Company terminated the Plan. There was no employer contribution made to the Plan in 1995. Benefit expense was $130,000 for the year ended December 31, 1994.

     The Company maintains a separate defined contribution profit sharing and 401(k) plan ("SEH Plan") covering all the employees of SEH, a recently acquired wholly-owned subsidiary of the Company. On November 1, 1996, the Company froze the SEH Plan such that no new employees of SEH were able to participate. The Company did not make any contributions to the SEH Plan during 1996.

     The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company has not made any contributions to this plan.

NOTE N - REDEEMABLE PREFERRED STOCKS

     The Company has 10,000,000 authorized shares of preferred stock, par value $.01 per share, which may be issued in various classes with different characteristics.

     The 300 issued and outstanding shares of non-voting, non-convertible Class C preferred stock have an aggregate liquidation value equal to $150,000 plus accrued dividends at 9% and are required to be redeemed on February 1, 2000. Accrued dividends at December 31, 1995 and 1996, were $21,799 and $23,815, respectively.

     The 100,000 authorized shares of Class F preferred stock, accrues dividends cumulatively at 16.5% and is required to be redeemed prior to any other class of preferred stock, before September 1998, for the aggregate liquidation value of $1,000 per share, plus accrued dividends. As of December 31, 1995 and 1996, none of the Class F preferred stock was issued or outstanding.

NOTE O - WARRANTS AND OPTIONS

WARRANTS

     In November 1990, the Company entered into a $2,450,000 Note which required the Company, based on certain repayment provisions, to issue to an affiliate in 1991 warrants to purchase 297,883 and 322,699 shares of common stock at $4.16 and $7.65 per share, respectively. These warrants are exercisable through December 31, 2001. In May 1996, 71,969 warrants were exercised at $4.16 per share which resulted in the issuance of 11,332 shares.

     In November 1996, the Company issued warrants for 1.6 million shares of common stock to the holders of the Senior Subordinated Notes. The warrants provide that the noteholders may purchase 929,700 shares and 670,300 shares for $4.01 and $6.375, respectively. If the Company repays 100% of the Senior Subordinated Notes within 18 or 12 months, 50% or 55%, respectively, of the warrants will terminate. Warrants will terminate pro-rata across the exercise prices.

     In November 1996, the Company issued warrants for 35,000 shares of common stock as an incentive to one SEH noteholder to allow the notes to be assumed by the Company under the same terms and conditions that had existed prior to the acquisition. The warrants provide that the noteholder may purchase common stock at an exercise price of $2.44 per share. The warrants are exercisable at any time during the eight year term. In January 1997, the noteholder exercised the warrants and purchased 35,000 shares of common stock for $2.44 per share.

OPTIONS

     Under the Company's 1991 Stock Option Plan ("SOP"), 1,500,000 shares of common stock are authorized for issuance under options that may be granted to employees. The number of shares that remain available for grant at December 31, 1995 and 1996, were 892,790 and 113,501, respectively. Under the SOP, options may be granted at an exercise price not less than the fair market value of the common stock on the date of grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors and generally vest three years following grant and generally expire eight to ten years after grant.

     In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded at the date of grant.

     The following is a summary of option transactions and exercise prices:

                                                 Stock                                              Non-qualified
                                                 Option Plan                                        Stock Options
                                                 Price           Weighted                           Price           Weighted
                                 Shares          Per Share       Average            Shares          Per Share       Average
  Outstanding at
   December 31, 1993            473,434       $4.76 to $14.08     6.17              47,693       $6.00 to $14.08     9.42
                              ----------                                           --------

  Granted                        82,000          $ 6.00           6.00              30,000          $ 4.38           4.38
  Terminated                    (17,833)      $6.00 to $12.25     6.72                 ---
  Expired                        (3,559)         $14.08          14.08              (5,191)         $14.08          14.08
                              ----------                                           --------
  Outstanding at
   December 31, 1994            534,042       $6.00 to $12.25     6.57              72,502        $4.38 to $6.00     7.78
                              ----------                                           --------

  Granted                       171,918        $2.75 to $3.25     2.83              37,500          $ 3.00           3.00
  Terminated                    (57,291)      $6.00 to $12.25     7.20                 ---
                              ----------                                           --------

  Outstanding at
   December 31 1995             648,669      $2.75 to  $12.25     5.49             110,002        $3.00 to $6.00     6.81
                              ==========                                           ========

  Granted                       802,250       $3.50 to $6.125     5.54              30,000          $ 5.875          5.875
  Terminated                     22,961       $2.81 to $12.25     4.93                 ---
  Exercised                       7,508           $2.81           2.81               6,250        $3.00 to $6.00     4.75
                              ----------                                           --------

  Outstanding at
   December 31, 1996          1,420,450      $2.75 to  $12.25     5.54             133,752        $3.00 to $6.00     6.74
                              ==========                                           ========

  Vested at
   December 31, 1996            467,782                                             57,500
                              ==========                                           ========

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Historically, the Company granted stock options at exercise prices equal to the fair market value of the stock on the date of grant for fixed stock options. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the unaudited pro forma amounts indicated below:

                                         1995              1996
                                         ----              ----

 Net Income:       As reported           $2,135,439        $  997,894
                   Pro Forma              2,017,179           745,714
 Income Per Share: As reported               $  .26              $.11
                   Pro Forma                 $  .24              $.08

     The weighted-average fair value of stock options granted during 1995 was $2.51 and $5.03 during 1996.

     The following is a summary of stock options exercisable at December 31, 1994, 1995 and 1996, and their respective weighted-average share prices:

                                                                          Weighted-
                                                                           Average
                                                          Number of        Exercise
                                                           Shares           Price

          Options exercisable December 31, 1994            262,484          $7.31
          Options exercisable December 31, 1995            396,043           6.83
          Options exercisable December 31, 1996            525,282           6.45

     The pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996: a risk-free interest rate ranging from 5.83% to 7.6%, 0% dividend yield, volatility factor of the expected market price of the Company's common stock of 120% and a weighted average life of the option of 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          The following table summarizes information concerning outstanding and exercisable options as of December 31, 1996:

                                                   Options Outstanding                         Options Exercisable
                                    -------------------------------------------------   -------------------------------------
            Range of Exercise       Number of Options       Weighted Average            Number of Options   Weighted Average
                 Prices                and Awards        Remaining     Exercise Price      and Awards        Exercise Price
                                                         Life (Years)
         --------------------         ---------            ----      --------             --------          -------
         $  2.750 to $  3.000           175,199            8.30       $  2.82               77,699          $  2.82
         $  3.250 to $  4.125           229,878            8.67       $  3.77               25,375          $  3.75
         $  4.375 to $  5.875            63,750            7.78       $  5.12               18,750          $  4.50
         $  6.000 to $  6.000           168,750            6.69       $  6.00              138,083          $  6.00
         $  6.125 to $  6.125           600,000            9.84       $  6.13                    0          $  0.00
         $  6.250 to $  6.250           205,000            6.70       $  6.25              153,750          $  6.25
         $  6.520 to $  8.000            10,000            0.98       $  7.27               10,000          $  7.27
         $  8.125 to $  8.125            25,000            5.75       $  8.13               25,000          $  8.13
         $ 12.000 to $ 12.000            50,000            5.52       $ 12.00               50,000          $ 12.00
         $ 12.250 to $ 12.250            26,625            5.17       $ 12.25               26,625          $ 12.25
         --------------------         ---------            ----      --------             --------          -------
         $  2.750 to $ 12.250         1,554,202            8.31       $  5.69              525,282          $  6.45


     In a series of transactions beginning August 1990, a principal shareholder (the "Grantor") granted options to members of management (the "Managers") of the Company to purchase 577,912 shares of Company Common Stock owned by the Grantor at exercise prices that ranged from $3.875 to $8.00 per share. In five related transactions during August 1996 and January 1997, the Managers exchanged their entire rights to the total number of shares for 229,672 shares of common stock owned by the Grantor. These events satisfied the Grantor's obligations under the agreement. As a result of those transactions, none of such options remain outstanding.

     Under the Company's 1993 Non-Employee Director Stock Option Plan, 250,000 shares of common stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of common stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option will be equal to 100% of the fair market value of the common stock on the date of grant. Each option will vest at the rate of 25% each year for the first four years after the date of grant of the option and each such option will expire ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder will expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 1995 and 1996 were 160,000 and 130,000, respectively.

NOTE P - OTHER EVENTS

     On December 2, 1996 and January 23, 1997, the Company signed letters of intent to purchase the net assets of two companies. The total consideration to acquire these companies, excluding potential earn-out provisions, is expected to total approximately $9,200,000. The acquisitions are expected to be finalized during the second quarter of 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS


     Our report on the consolidated financial statements of Hanger Orthopedic Group, Inc. and Subsidiaries is included on Page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 32 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 21, 1997, except as to the
information presented in Note D, for
which the date is March 27, 1997

                         HANGER ORTHOPEDIC GROUP, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                      BALANCE AT        CHARGED TO         IMPACT OF                             BALANCE AT
                                      BEGINNING         COSTS AND          ACQUIRED                              END OF
   YEAR         CLASSIFICATION        OF YEAR           EXPENSES           COMPANIES         DEDUCTIONS          YEAR
   ----         --------------        -------           ----------         ---------         ----------          ----------
   1996         Allowance for
                doubtful
                accounts              $1,144,000        $1,629,000         $1,220 000        $1,514,000          $2,479,000
   1995         Allowance for
                doubtful
                accounts              $  976,000        $1,009,000                           $  841,000          $1,144,000
   1994         Allowance for
                doubtful
                accounts              $  662,000        $  974,000                           $  660,000          $  976,000