Form 10-Q
period 1997-03-31
HANGER ORTHOPEDIC GROUP INC
filed 1997-05-15
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1997; 9,377,743 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Consolidated Balance Sheets - March 31, 1997
    (unaudited) and December 31, 1996                                    2

Consolidated Statements of Operations for the three
    months ended March 31, 1997 and 1996 (unaudited)                     4

Consolidated  Statements  of Cash Flows for the three
    months  ended March 31, 1997 and 1996 (unaudited)                    5

Notes to Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                              15

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                        March 31,                December 31,
                                                          1997                       1996
                                                        -------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $  6,720,021              $  6,572,402
    Accounts receivable less allowances for
       doubtful accounts of $3,052,000
       and $2,478,000 in 1997 and 1996 respectively        24,528,348                24,321,872
    Inventories                                            15,650,023                15,916,638
    Prepaid expenses and other assets                       2,756,664                 1,595,169
    Deferred income taxes
                                                            3,159,280                 3,159,280
                                                         -------------             -------------
       Total current assets                                52,814,336                51,565,361
                                                         -------------             -------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                    4,269,045                 4,269,045
    Buildings                                               8,168,006                 8,017,547
    Machinery and equipment                                 6,466,540                 6,275,307
    Furniture and fixtures                                  2,124,041                 2,095,900
    Leasehold improvements                                  2,287,630                 2,139,207
                                                         -------------             -------------
                                                           23,315,262                22,797,006
Less accumulated depreciation and amortization              6,027,606                 5,497,809
                                                         -------------             -------------
                                                           17,287,656                17,299,197
                                                         -------------             -------------

INTANGIBLE ASSETS
    Excess of cost over net assets acquired                66,405,465                63,935,447
    Non-compete agreements                                  2,031,329                 1,981,329
    Other intangible assets                                 6,192,616                 6,152,607
                                                         -------------             -------------
                                                           74,629,410                72,069,383
    Less accumulated amortization                           7,548,143                 6,917,960
                                                         -------------             -------------
                                                           67,081,267                65,151,423

OTHER ASSETS
    Other                                                     975,083                   925,446
                                                         -------------             -------------

TOTAL ASSETS                                             $138,158,342              $134,941,427
                                                         =============             =============

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                        March 31,                December 31,
                                                          1997                       1996
                                                        -------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                    $  6,052,939              $  4,902,572
    Accounts payable                                        2,834,080                 4,141,993
    Accrued expenses                                        9,222,640                 7,815,028
    Customer deposits                                         706,173                   578,219
    Accrued wages and payroll taxes                         4,887,416                 8,321,395
    Deferred revenue                                          286,512                   306,998
                                                         -------------             -------------
       Total current liabilities                           23,989,760                26,066,205
                                                         -------------             -------------

Long-term debt                                             68,815,270                64,297,801
Deferred income taxes                                       2,377,627                 2,377,627
Other liabilities and accrued dividends                     2,260,854                 2,188,278

Mandatorily redeemable preferred stock, class C, 300
  shares authorized, liquidation preference of $500 per       283,996                   277,701
  share

Mandatorily redeemable preferred stock, class F, 100,000 shares authorized, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
     authorized, 9,493,766 and 9,449,129 shares issued
     and 9,360,270 and 9,315,634 shares outstanding
     in 1997 and 1996, respectively                            94,938                    94,492
  Additional paid-in capital                               41,087,021                41,008,363
  Accumulated deficit                                         (95,562)                 (713,478)
                                                         -------------             -------------
                                                           41,086,397                40,389,377

Treasury stock - (133,495 shares)                            (655,562)                 (655,562)
                                                         -------------             -------------
                                                           40,430,835                39,733,815
                                                         -------------             -------------

TOTAL LIABILITIES & SHAREHOLDERS EQUITY
                                                         $138,158,342              $134,941,427
                                                         =============             =============

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED March 31, 1997 and 1996
                                  (unaudited)


                                                             1997                      1996
                                                             ----                      ----
Net Sales                                                $ 30,949,614              $ 12,229,029
Cost of products and services sold                         16,229,929                 5,884,724
                                                         -------------             -------------
Gross profit                                               14,719,685                 6,344,305

Selling, general & administrative                          10,924,635                 4,997,078
Depreciation and amortization                                 749,305                   476,155
Amortization of excess cost over net assets acquired          409,512                   169,615
                                                         -------------             -------------
Income from operations                                      2,636,233                   701,457
Other expense:
   Interest expense, net                                   (1,527,269)                 (393,236)
   Other                                                      (43,749)                  (45,512)
                                                         -------------             -------------
Income from operations before income taxes                  1,065,215                   262,709

Provision for income taxes                                    447,300                   112,700
                                                         -------------             -------------

Net income                                               $    617,915              $    150,009
                                                         =============             =============

Income per common share:
Net income per share                                     $        .06              $        .02
                                                         =============             =============

Weighted average number of common shares
    outstanding                                             9,977,853                 8,324,263

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1997 and 1996
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----
Cash flows from operating activities:
    Net income                                          $     617,915              $    150,008

Adjustments to reconcile net income to net
    cash provided by operating activities:
        Provision for bad debt                                999,208                   236,503
        Depreciation and amortization                         749,305                   476,155
        Amortization of excess cost over net
           assets acquired                                    409,512                   169,615
        Amortization of Debt Discount                         318,515
        Changes in assets and liabilities,net
           of effect from acquired companies:
               Accounts receivable                         (1,145,684)                  789,170
               Inventory                                      274,166                  (122,556)
               Prepaid and other assets                    (1,161,495)                 (413,599)
               Other assets                                   (49,638)                    8,341
               Accounts payable                            (1,314,988)                  194,358
               Accrued expenses                             1,407,612                   131,530
               Accrued wages and payroll taxes             (3,433,979)                 (177,539)
               Customer deposits                              127,954                  (183,771)
               Deferred revenue                               (20,486)                    3,833
               Other liabilities                               72,577                   (85,955)
                                                         -------------             -------------
                  Total adjustments                        (2,767,421)                1,026,085
                                                         -------------             -------------

Net cash provided by (used in) operating activities        (2,149,506)                1,176,093
                                                         -------------             -------------

Cash flows from investing activities:
    Purchase of fixed assets, net                            (495,970)                 (158,891)
    Acquisition, net of cash                               (2,301,618)
    Purchase of patents                                       (40,009)                  (10,513)
    Purchase of non-compete agreements                        (50,000)
    Other intangibles                                                                    (1,045)
                                                         -------------             -------------

Net cash used in investing activities                      (2,887,597)                 (170,449)
                                                         -------------             -------------

                                   Continued

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1997 and 1996
                                  (unaudited)


                                                             1997                      1996
                                                             ----                      ----
Cash flows from financing activities:
    Net borrowings (repayments) under revolving
      credit facility                                    $    500,000              $   (900,000)
    Proceeds from long-term debt                            5,500,000
    Repayment of long-term debt                              (900,678)                 (415,639)
    Proceeds from the sale of common stock                     85,400
                                                         -------------             -------------
Net cash provided by (used in) financing activities         5,184,722                (1,315,639)
                                                         -------------             -------------
Net change in cash and cash equivalents
  for the period                                              147,619                  (309,995)
Cash and cash equivalents at beginning of
  period                                                    6,572,402                 1,456,305
                                                         -------------             -------------
Cash and cash equivalents at end of period               $  6,720,021              $  1,146,310
                                                         =============             =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                         $    641,926              $    542,255
                                                         =============             =============
        Taxes                                                                      $    207,780
                                                                                   =============

Non-cash financing and investing activities:
    Issuance of notes in connection with acquisitions    $    250,000
                                                         =============
    Dividends declared - preferred stock                 $      6,295              $      5,755
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

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company"), as of December 31, 1996, and notes thereto included in the Annual Report on Form 10-K for the year December 31, 1996, filed by the Company with the Securities and Exchange Commission.

NOTE B - NEW ACCOUNTING STANDARD - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

     The Company will be required to adopt SFAS No. 128 in the fourth quarter of this year and, as required by the standard, we will restate all prior period earnings per share data. Our new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

NOTE C -- INVENTORY

     Inventories at March 31, 1997 and December 31, 1996 were comprised of the following:

                                     March 31, 1997        December 31, 1996
                                      (unaudited)

    Raw materials                     $ 7,592,991            $ 7,504,442
    Work-in-process                       916,755                831,632
    Finished goods                      7,140,277              7,570,564
                                      -----------            ------------
                                      $15,650,023            $15,916,638

NOTE D - ACQUISITIONS

     On November 1, 1996, Hanger acquired J.E. Hanger, Inc. of Georgia ("SEH"), in a merger transaction effected pursuant to an Agreement and Plan of Merger, dated as of July 29, 1996 (the "Merger Agreement"), by and among Hanger, SEH and JEH Acquisition Corporation, a Georgia corporation ("Acquisition") wholly-owned by Hanger. The Merger Agreement provided for the merger of Acquisition with and into SEH (the "Merger"), as a result of which SEH became a wholly-owned subsidiary of Hanger, effective November 1, 1996. Pursuant to the Merger Agreement, Hanger paid a total of $44 million and issued a total of approximately one million shares of Hanger common stock in exchange for all of SEH's outstanding common stock on November 1, 1996, and paid an additional $1,783,000 to former SEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment.

     During the first three months of 1996, the Company acquired one orthotic and prosthetic company. The aggregate purchase price was $500,000, comprised of $250,000 in cash and $250,000 in promissory notes. The cash portion of this acquisition was borrowed under the Company's acquisition loan facility.

NOTE E - SUBSEQUENT EVENT

     On April 2, 1997 and May 9, 1997, the Company purchased the net assets of two orthotic and prosthetic facilities. The total consideration to acquire these companies, excluding potential earn-out provisions, is expected to total approximately $9,200,000.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                            For The Three
                                                             Months Ended
                                                              March 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----

Net sales                                                 100.0%        100.0%
Cost of products and services sold                         52.4          48.1
Gross profit                                               47.6          51.9
Selling, general & administrative expenses                 35.3          40.9
Depreciation and amortization                               2.4           3.9
Amortization of excess cost over net assets acquired        1.3           1.4
Income from operations                                      8.5           5.7
Interest expense                                            4.9           3.2
Provision for income taxes                                  1.4            .9
Net income                                                  2.0           1.2


FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 1996

     NET SALES

     Net sales for the three months ended March 31, 1997, amounted to approximately $30,950,000, an increase of approximately $18,721,000 or 153%, over net sales of approximately $12,229,000 for the three months ended March 31, 1996. Contributing to the increase were sales attributable to Hanger's acquisition of J.E. Hanger, Inc. of Georgia ("SEH") on November 1, 1996, as well as an 11% increase in sales by those Hanger patient-care centers operating during both quarters ("same store sales"). The Company believes that its net sales during the balance of 1997 will continue to substantially exceed 1996 net sales.

     GROSS PROFIT

     Gross profit during the three months ended March 31, 1997 amounted to approximately $14,720,000, an increase of approximately $8,375,000, or 132% over gross profit of approximately $6,344,000 for the three months ended March 31, 1996. Gross profit as a percent of net sales decreased from 51.9% in the first quarter of 1996 to

47.6% in the first quarter of 1997. The 4% decrease in gross profit as a percent of net sales is primarily attributable to the acquisition effective November 1, 1996, of SEH which operated a large distribution division that had lower gross profit margins than patient care services.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses in the three months ended March 31, 1997 increased by approximately $5,923,000, or 118.5%, compared to the three months ended March 31, 1996. The increase in selling, general and administrative expenses was primarily a result of the acquisition of SEH in November 1996. Selling, general and administrative expenses as a percent of net sales decreased to 35.3% from 40.9% for the same period a year ago. The decrease in selling, general and administrative expenses as a percent of net sales decreased primarily as a result of cost cutting measures completed during the fourth quarter of 1996 and the first quarter of 1997.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the quarter ended March 31, 1997 amounted to approximately $2,636,000, an increase of $1.935,000, or 275.8%, over the prior year's comparable quarter. Income from operations as a percent of net sales increased to 8.5% in the first quarter of 1997 from 5.7% for the prior year's comparable period.

     INTEREST EXPENSE

     Interest expense in the first quarter of 1997 amounted to approximately $1,527,000, an increase of approximately $1,134,000, or 288.4%, over the approximately $393,000 of interest expense incurred in the first quarter of 1996. Interest expense as a percent of net sales increased to 4.9% from 3.2% for the same period a year ago. The increase in interest expense was primarily attributable to the increase in bank debt resulting from the acquisition of SEH in November 1996.

     INCOME TAXES

     The Company's effective tax rate was 42% in the first quarter of 1997 versus 43% in 1996. The provision for income taxes in the first quarter of 1997 amounted to approximately $447,000 compared to approximately $113,000 in the first quarter of 1996.

     NET INCOME

     As a result of the above, the Company recorded net income of approximately $618,000, or $.06 per share on approximately 9,978,000 shares outstanding for the quarter ended March 31, 1997, compared to net income of approximately $150,000, or

$.02 per share on approximately 8,324,000 shares outstanding in the quarter ended March 31, 1996. The Company believes that its profitability during the balance of 1997 will continue to be enhanced as a result of the integration of the operations of Hanger and SEH and the cost cutting measures completed by the Company in late 1996 and early 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at March 31, 1997 was approximately $28,825,000. Cash and cash equivalents available at that date was approximately $6,720,000. The Company's cash resources were satisfactory to meet its obligations for the three months ended March 31, 1997.

     The Company's total long-term debt at March 31, 1997, including a current portion of approximately $6,053,000, was approximately $74,868,000. Such indebtedness included: (i) $57,000,000 borrowed under term loan agreements with Banque Paribas ("the Bank"); (ii) $5,500,000 borrowed under acquisition loan agreements with the Bank; (iii) $500,000 borrowed under revolving loan agreements with the Bank; (iv) $6,067,000, net of discount, borrowed under 8% Senior Subordinated Notes; and (v) a total of $5,801,000 of other indebtedness.

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

     During the first three months of 1997, the Company acquired one orthotic and prosthetic company. The aggregate purchase price was $500,000, comprised of $250,000 in cash and $250,000 in promissory notes. The cash portion of this acquisition was borrowed under the Company's Acquisition Loan facility.

     On April 2, 1997 and May 9, 1997, the Company purchased the net assets of two orthotic and prosthetic facilities. The total consideration to acquire these companies, excluding potential earn-out provisions, is expected to total approximately $9,200,000.

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

     The Company will be required to adopt SFAS No. 128 in the fourth quarter of this year and, as required by the standard, we will restate all prior period earnings per share data. Our new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

     This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The

Company   disclaims  any  intent  or  obligation  to  up-date  publicly  these forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS -

     Exhibit 11 - Computation of Net Income  Per Share
     Exhibit 27 - Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K on April 15, 1997 reporting (i) the Company's acquisition of ACOR Orthopaedic, Inc. on April 1, 1997 under Item 2 thereof; and (ii) the Company's acquisition of Prosthetic Treatment Center, Inc. on March 5, 1997 under Item 5 thereof.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HANGER ORTHOPEDIC GROUP, INC.



Date: May 12, 1997                                /s/IVAN R. SABEL
                                                  -----------------------
                                                  Ivan R. Sabel, CPO
                                                  Chief Executive Officer



Date: May 12, 1997                                /s/RICHARD A. STEIN
                                                  -----------------------
                                                  Richard A. Stein
                                                  Vice President - Finance
                                                  Principal Financial and
                                                  Accounting Officer