Form 10-Q
period 1997-06-30
HANGER ORTHOPEDIC GROUP INC
filed 1997-08-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997
                                -------------
                                      OR

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

APPLICABLE  ONLY  TO  CORPORATE   ISSUERS:   Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of August 6, 1997; 14,571,465 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1997
         (unaudited) and December 31, 1996                               1

Consolidated Statements of Operations for the six
         months ended June 30, 1997 and 1996 (unaudited)                 3

Consolidated Statements of Operations for the three
         months ended June 30, 1997 and 1996 (unaudited)                 4

Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996 (unaudited)                 5

Notes to Consolidated Financial Statements                               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders             17

Item 5.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                              18

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         June 30,                December 31,
                                                           1997                       1996
                                                        -------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $  5,744,561              $  6,572,402
         Accounts receivable less allowances for
         doubtful accounts of $3,752,000 and
         $1,144,000 in 1997 and 1996, respectively         28,224,831                24,321,872
    Inventories                                            16,656,795                15,916,638
    Prepaid expenses and other assets                       2,274,207                 1,595,169
    Deferred income taxes                                   3,159,280                 3,159,280
                                                         -------------             -------------
       Total current assets                                56,059,674                51,565,361
                                                         -------------             -------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                    4,269,045                 4,269,045
    Buildings                                               8,253,513                 8,017,547
    Machinery and equipment                                 6,812,647                 6,275,307
    Furniture and fixtures                                  2,198,963                 2,095,900
    Leasehold improvements                                  2,565,071                 2,139,207
                                                         -------------             -------------
                                                           24,099,239                22,797,006
Less accumulated depreciation and amortization              6,546,107                 5,497,809
                                                         -------------             -------------
                                                           17,553,132                17,299,197
                                                         -------------             -------------

INTANGIBLE ASSETS
    Excess of cost over net assets acquired                73,609,502                63,935,447
    Non-compete agreements                                  2,119,479                 1,981,329
    Other intangible assets                                 6,226,193                 6,152,607
                                                         -------------             -------------
                                                           81,955,174                72,069,383
    Less accumulated amortization                           8,224,289                 6,917,960
                                                         -------------             -------------
                                                           73,730,885                65,151,423
                                                         -------------             -------------

OTHER ASSETS
    Other                                                   1,014,587                   925,446
                                                         -------------             -------------

TOTAL ASSETS                                              $148,358,278             $134,941,427
                                                         =============             =============


     The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         June 30,                December 31,
                                                           1997                       1996
                                                        -------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                    $  6,805,582              $  4,902,572
    Accounts payable                                        3,350,291                 4,141,993
    Accrued expenses                                        7,606,809                 7,815,028
    Customer deposits                                         929,453                   578,219
    Accrued wages and payroll taxes                         5,327,909                 8,321,395
    Deferred revenue                                          284,287                   306,998
                                                         -------------             -------------
        Total current liabilities                          24,304,330                26,066,205
                                                         -------------             -------------

Long-term debt                                             75,948,349                64,297,801
Deferred income taxes                                       2,377,627                 2,377,627
Other liabilities                                           2,314,971                 2,188,278

Mandatorily redeemable preferred stock, class C,
    liquidation preference of $500 per share                  290,434                   277,701

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; 25,000,000 shares
      authorized, 9,610,414 and 9,449,129 shares
      issued, and 9,476,918 and 9,315,634 shares
      outstanding in 1997 and 1996                             96,104                    94,492
    Additional paid-in capital                             41,925,654                41,008,363
    Retained earnings (Accumulated deficit)                 1,756,371                  (713,478)
                                                         -------------             -------------
                                                           43,778,129                40,389,377

Treasury stock - (133,495 shares)                            (655,562)                 (655,562)
                                                         -------------             -------------
                                                           43,122,567                39,733,815
                                                         -------------             -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $148,358,278              $134,941,427
                                                         =============             =============


     The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 1997 and 1996
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----
Net Sales                                                $ 67,594,259              $ 26,249,672

Cost of products and services sold                         34,552,051                12,238,843
                                                         -------------             -------------
Gross profit                                               33,042,208                14,010,829

Selling, general & administrative                          22,964,207                10,222,239
Depreciation and amortization                               1,494,264                   955,685
Amortization of excess cost over net assets acquired          860,832                   339,674
                                                         -------------             -------------
Income from operations                                      7,722,905                 2,493,231
Other income expense:
    Interest expense, net                                  (3,376,771)                 (861,539)
    Other income (expense)                                    (86,985)                  (73,502)
                                                         -------------             -------------
Income from operations before income taxes                  4,259,149                 1,558,190

Provision for income taxes                                  1,789,300                   669,700
                                                         -------------             -------------

Net income                                               $  2,469,849              $    888,490
                                                         =============             =============

Earnings Per Share:
Net income per share                                     $        .23              $        .11
                                                         =============             =============

Weighted average number of common shares
    outstanding                                            10,726,396                  8,351,436



     The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED June 30, 1997 and 1996
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----

Net Sales                                                $ 36,644,645              $ 14,020,643

Cost of products and services sold                         18,322,122                 6,354,119
                                                         -------------             -------------
Gross profit                                               18,322,523                 7,666,524

Selling, general & administrative                          12,039,572                 5,225,161
Depreciation and amortization                                 744,959                   479,530
Amortization of excess cost over net assets acquired          451,320                   170,059
                                                         -------------             -------------
Income from operations                                      5,086,672                 1,791,774
Other expense:
    Interest expense, net                                  (1,849,502)                 (468,303)
    Other                                                     (43,236)                  (27,990)
                                                         -------------             -------------
Income from operations before income taxes                  3,193,934                 1,295,481

Provision for income taxes                                  1,342,000                   557,000
                                                         -------------             -------------

Net income                                               $  1,851,934              $    738,481
                                                         =============             =============

Earnings Per Share:
Net income per share                                     $        .17              $        .09
                                                         =============             =============

Weighted average number of common shares
    outstanding                                            10,773,837                 8,354,424


     The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1997 and 1996
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----
Cash flows from operating activities:
    Net income                                           $  2,469,849  $                888,490

Adjustments to reconcile net income to net
  cash provided by operating activities:
        Provision for bad debt                              2,337,603                   507,182
        Depreciation and amortization                       1,494,264                   955,685
        Amortization of excess cost over net
         assets acquired                                      860,832                   339,674
        Amortization of debt discount                         127,406
        Changes in assets and liabilities, net
         of effect from acquired companies:
               Accounts receivable                         (4,882,718)                 (822,781)
               Inventory                                      208,278                   (43,577)
               Prepaid and other assets                      (653,807)                 (222,296)
               Other assets                                   (86,878)                  (15,408)
               Accounts payable                            (1,107,765)                 (164,127)
               Accrued expenses                              (208,553)                  (84,908)
               Accrued wages and payroll taxes             (3,062,226)                 (132,206)
               Customer deposits                              351,234                   (39,022)
               Deferred revenue                               (22,711)                   88,418
               Other liabilities                              126,693                   (45,067)
                                                         -------------             -------------
                    Total adjustments                      (4,518,348)                  321,567
                                                         -------------             -------------
Net cash (used in) provided by operating activities        (2,048,499)                1,210,057
                                                         -------------             -------------

Cash flows from investing activities:
  Purchase of fixed assets, net                            (1,115,007)                 (390,336)
  Acquisitions, net of cash                                (8,446,189)                  (95,000)
  Purchase of patents                                         (73,242)                  (13,065)
  Purchase of non-compete agreements                         (138,150)
  Other intangibles                                                                      (7,596)

Net cash used in investing activities                      (9,772,588)                 (505,997)
                                                         -------------             -------------

                                  Continued


     The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED June 30,
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----

Cash flows from financing activities:
    Net borrowings under revolving credit
     facility                                            $  5,500,000              $   (800,000)
    Proceeds from exercise of stock options
     and warrants                                             431,637
    Proceeds from long-term debt                            8,256,000
    Repayment of long-term debt                            (3,194,047)                 (831,913)
    Increase in financing costs                                  (344)                     (976)
                                                         -------------             -------------
Net cash (used in) provided by financing activities        10,993,246                (1,632,889)
                                                         -------------             -------------

Net change in cash and cash equivalents for the period       (827,841)                 (928,829)
Cash and cash equivalents at beginning of period            6,572,402                 1,456,305
                                                         -------------             -------------
Cash and cash equivalents at end of period               $  5,744,561              $    527,476
                                                         =============             =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                         $  3,156,241              $    887,529
                                                         =============             =============
        Taxes                                            $  1,328,000              $    786,980
                                                         =============             =============

Non-cash financing and investing activities:
    Issuance of common stock in connection with
        acquisition                                      $    500,000
                                                         =============
    Issuance of notes in connection with acquisitions    $  2,864,200
                                                         =============
    Dividends declared preferred stock                   $     12,735              $     11,641
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

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company"), as of December 31, 1996, and notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

NOTE C -- INVENTORY

     Inventories at June 30, 1997 and December 31, 1996 were comprised of the following:

                                        JUNE 30, 1997          DECEMBER 31, 1996
                                        -------------          -----------------
                                         (unaudited)
         Raw materials                  $ 8,669,023              $ 7,504,442
         Work-in-process                    926,755                  831,632
         Finished goods                   7,061,017                7,580,564
                                        ------------             ------------
                                        $16,656,795              $15,916,638
                                        ============             ============

NOTE D - ACQUISITIONS

     On November 1, 1996, Hanger acquired J.E. Hanger, Inc. of Georgia ("JEH"), in a merger transaction effected pursuant to an Agreement and Plan of Merger, dated as of July 29, 1996 (the "Merger Agreement"), by and among Hanger, JEH and JEH Acquisition Corporation, a Georgia corporation ("Acquisition") wholly-owned by Hanger. The Merger Agreement provided for the merger of Acquisition with and into JEH (the "Merger"), as a result of which JEH became a wholly-owned subsidiary of Hanger, effective November 1, 1996. Pursuant to the Merger Agreement, Hanger paid a total of $44 million and issued a total of approximately one million shares of Hanger common stock in exchange for all of JEH's outstanding common stock on November 1, 1996, and paid an additional $1,783,000 to former JEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment.

     During the first six months of 1997, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price was $9,679,200, comprised of $6,315,000 in cash, $2,864,200 in promissory notes and $500,000 in common stock. The cash portion of these acquisitions was borrowed under the Company's acquisition loan facility.

     The following unaudited pro-forma consolidated results of operations of the Company are presented as if the above acquisitions had been made at the beginning of the periods presented:

                                                         Six Months Ended
                                                             June 30,
                                                      1997             1996
                                                      ----             ----
         Net sales                                 $70,567,000      $63,161,000
         Net income                                  2,730,000        1,290,000
         Net income per common share
             and common share equivalent                   .25              .14


     The pro-forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro-forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTE E --- SUBSEQUENT EVENT

     On July 31, 1997, the Company sold 5.0 million shares of common stock in an underwritten public offering at $11.00 per share resulting in approximately $51 million of net proceeds to the Company. The Company applied such net proceeds of the public offering to the repayment of Senior Subordinated Notes and certain indebtedness outstanding under the Company's Senior Financing Facilities. Upon repayment of the Senior Subordinated Notes, the Company was required to write off the unamortized debt discount of $1.9 million ($1.1 million net of tax benefit that was recorded upon issuance of such notes). As a result of the Company's repayment of the Senior Subordinated Notes, the Warrants previously issued by the Company in conjunction with the Senior Subordinated Notes were amended to reflect the reduction in the aggregate number of shares of Company Common Stock issuable upon exercise of the Warrants from 1,600,000 shares to 720,000 shares.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                      For the Six               For the Three
                                                     Months Ended               Months Ended
                                                       June 30,                   June 30,
                                                     -------------              ------------
                                                     1997     1996              1997    1996
                                                     ----     ----              ----    ----

Net sales                                            100.0%   100.0%            100.0%  100.0%
Cost of products and services sold                    51.1     46.6              50.0    45.3
Gross profit                                          48.9     53.4              50.0    54.7
Selling, general & administrative
    expenses                                          34.0     38.9              32.9    37.3
Depreciation and amortization                          2.2      3.6               2.0     3.4
Amortization of excess cost over net
    assets acquired                                    1.3      1.3               1.2     1.2
Income from operations                                11.4      9.5              13.9    12.8
Interest expense                                       5.0      3.3               5.0     3.3
Provision for income taxes                             2.6      2.6               3.7     4.0
Net income                                             3.7      3.4               5.1     5.3


FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     NET SALES

     Net sales for the six months ended June 30, 1997 were approximately $67,594,000, an increase of approximately $41,344,000, or 157.5%, over net sales of approximately $26,249,000 for the six months ended June 30, 1996. The majority of increase was attributable to Hanger's acquisition of J.E. Hanger, Inc. of Georgia ("JEH") on November 1, 1996. In addition, contributing to the increase in net sales was an 11.3% increase in sales by those Hanger patient-care centers operating throughout both six-month periods. The Company believes that its net sales during the balance of 1997 will continue to exceed 1996 net sales.

     GROSS PROFIT

     Gross profit for the six months ended June 30, 1997 was approximately $33,042,000, an increase of approximately $19,031,000, or 135.8%, over gross profit of approximately $14,011,000 for the six months ended June 30, 1996. Gross profit as a percent of net sales decreased from 53.4% in the six months ended June 30, 1996 to

48.9% in the six months ended June 30, 1997. The 4.5% decrease in gross profit as a percent of net sales is primarily attributable to the acquisition of JEH, which operated a large distribution division that has lower gross profit margins than patient-care services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the six months ended June 30, 1997 increased by approximately $12,742,000, or 124.6%, compared to the six months ended June 30, 1996. The increase in selling, general and administrative expenses was primarily a result of the acquisition of JEH. Selling, general and administrative expenses as a percentage of net sales decreased to 34.0% from 38.9% for the same period in 1996. The decrease in selling, general and administrative expenses as a percentage of net sales occurred primarily as a result of cost cutting measures completed during integration of JEH in the first quarter of 1997.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the six months ended June 30, 1997 was approximately $7,723,000, an increase of approximately $5,230,000, or 209.8%, over the prior year's comparable period. Income from operations as a percentage of net sales increased to 11.4% in the six months ended June 30, 1997 from 9.5% in the six months ended June 30, 1996.

     INTEREST EXPENSE

     Interest expense for the first six months of 1997 was approximately $3,377,000, an increase of approximately $2,515,000, or 291.9%, over approximately $862,000 incurred in the first six months of 1996. Interest expense as a percentage of net sales increased to 5.0% from 3.3% for the same period one year ago. The increase in interest expense was attributable primarily to the increase in bank debt resulting from the acquisition of JEH.

     INCOME TAXES

     The Company's effective tax rate was 42.0% in the first six months of 1997 versus 43.0% in 1996. The provision for income taxes for the six months ended June 30, 1997 was approximately $1,789,000 compared to approximately $669,000 for the six months ended June 30, 1996.

     NET INCOME

     As a result of the above, the Company recorded net income of approximately $2,470,000, or $.23 per common share, in the first six months of 1997, compared to net income of approximately $888,000, or $.11 per common share, in the first six months of 1996.

FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

     NET SALES

     Net sales for the quarter ended June 30, 1997, were approximately $36,645,000, an increase of approximately $22,624,000, or 161.4%, over net sales of approximately $14,021,000 for the quarter ended June 30, 1996. The majority of the increase was attributable to Hanger's acquisition of JEH. In addition, contributing to the increase in net sales was an 11.8% increase in sales by those Hanger patient-care centers operating during the entire period of both quarters.

     GROSS PROFIT

     Gross profit in the quarter ended June 30, 1997 was approximately $18,322,000, an increase of approximately $10,656,000, or 139.0%, over gross profit of approximately $7,666,000 for the quarter ended June 30, 1996. Gross profit as a percentage of net sales decreased from 54.7% in the first quarter of 1996 to 50.0% in the first quarter of 1997. The 4.7% decrease in gross profit as a percentage of net sales is attributable primarily to the acquisition of JEH, which operated a large distribution division that has lower gross profit margins than patient-care services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the quarter ended June 30, 1997 increased by approximately $6,814,000, or 130.4%, compared to the quarter ended June 30, 1996. The increase in selling, general and administrative expenses was primarily a result of the acquisition of JEH. Selling, general and administrative expenses as a percentage of net sales decreased to 32.9% from 37.3% for same period in 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to cost cutting measures completed during the integration of JEH in the first quarter of 1997.

     INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the quarter ended June 30, 1997 was approximately $5,087,000, an increase of $3,295,000, or 183.9%, over the prior year's comparable quarter. Income from operations as a percentage of net sales increased to 13.9% in the second quarter of 1997 from 12.8% for the prior year's comparable period.

     INTEREST EXPENSE

     Interest  expense  in  the  second  quarter  of  1997  was  approximately
$1,850,000, an increase of approximately $1,381,000, or 294.9%, over approximately $469,000 incurred in the second quarter of 1996. Interest expense as a percentage of net sales increased to 5.0% from 3.3% for the same period a year ago. The increase in interest expense was attributable primarily to the increase in bank debt resulting from the acquisition of JEH.

     INCOME TAXES

     The Company's effective tax rate was 42.0% in the second quarter of 1997 versus 43.0% in 1996. The provision for income taxes in the second quarter of 1997 was approximately $1,342,000 compared to approximately $557,000 for the second quarter of 1996.

     NET INCOME

     As a result of the above, the Company recorded net income of $1,852,000, or $.17 per common share, in the quarter ended June 30, 1997, compared to net income of $739,000, or $.09 per common share, in the quarter ended June 30, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at June 30, 1997 was approximately $31,755,000 and cash and cash equivalents available were approximately $5,745,000. The Company's cash resources were satisfactory to meet its obligations for the quarter ended June 30, 1997.

     Under the terms of a new Financing and Security Agreement entered into on November 1, 1996, between Banque Paribas (the "Bank") and the Company, the Bank provided up to $90.0 million principal amount of senior financing (the "Senior Financing Facilities") that includes: (i) $57 million of term loans (the "Term Loans") for use in connection with Hanger's acquisition of JEH;
(ii) an $8.0 million revolving loan facility (the "Revolver"); and (iii) up to $25 million principal amount of loans under an acquisition loan facility (the "Acquisition Loans") for use in connection with future acquisitions.

     In addition, on November 1, 1996, the Company borrowed $8.0 million from the Bank and Chase Venture Capital Associates L.P. in the form of Senior Subordinated Notes ("Senior Subordinated Notes") with detachable warrants.

     The Company's total debt at June 30, 1997, including a current portion of approxi mately $6,806,000, was approximately $82,754,000. Such indebtedness included: (i) $55,114,000 of Term Loans; (ii) $8,000,000 of Acquisition Loans;
(iii) $5,500,000
borrowed under the Revolver; (iv) $6,387,000, net of discount, borrowed under the Senior Subordinated Notes; and (v) a total of $7,753,000 of other indebtedness.

     Of the Term Loans, approximately $29.0 million principal amount (the "A Term Loan") is being amortized in quarterly amounts and will mature on December 31, 2001, and $28.0 million principal amount (the "B Term Loan") is being amortized in quarterly amounts and will mature on December 31, 2003. The final maturity of any loans under the Revolver and Acquisition Loans will mature on November 2, 2001. The Senior Financing Facilities provided for an initial commitment fee of 2.65% on the $90.0 million facility. In addition, an unused commitment fee of .5% of 1% per year on the unused portion of the Revolver and the Acquisition Loan facilities is payable quarterly in arrears.

     The Senior Financing Facilities are collateralized by a first priority security interest in all of the common stock of the Company's subsidiaries and all assets of the Company and its subsidiaries. At the Company's option, the annual interest rate will be adjusted to be either LIBOR plus 2.75% or a Base Rate (as defined below) plus 1.75% in the case of the A Term Loan, Acquisition Loans and Revolver borrowings, and adjusted LIBOR plus 3.25% or a Base Rate plus 2.25% in the case of the B Term Loan. The "Base Rate" is defined as the higher of (i) the federal funds rate plus .5%, or (ii) the prime commercial lending rate of Chase Manhattan Bank, N.A., as announced from time to time. The Agreement relating to the Senior Financing Facilities contains a minimum net worth covenant and prohibits the payment of cash dividends on the Company's Common Stock.

     All or any portion of outstanding loans under any of the Senior Financing Facilities may be repaid at any time and commitments may be terminated in whole or in part at the option of the Company without premium or penalty, except that LIBOR-based loans may only be paid at the end of the applicable interest period. Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances.

     Cash interest on the Senior Subordinated Notes, which mature on November 1, 2004, is payable quarterly at an annual rate of 8.0%. However, the Company is permitted, in lieu of cash interest, to pay interest in a combination of cash and additional Senior Subordinated Notes ("PIK Interest Notes") at the above interest rate. In that event, interest paid in cash will be at an annual rate of 3.2% and interest paid in the form of PIK Interest Notes will be paid at an annual rate of 4.8%. The Senior Subordinated Notes are subordinated to loans under the Senior Financing Facilities. The Company is, at its option, entitled to redeem the Senior Subordinated Notes at any time at their liquidation value.

     Detachable warrants issued by the Company in conjunction with the Senior Subordinated Notes represent 1.6 million shares of the Company Common Stock with an exercise price equal to $4.01 as to 929,700 shares, and $6.38 as to 670,300 shares. Up to 50% of the warrants (representing up to 800,000 shares of the Company Common Stock) will be terminated upon the repayment of 100% of the Senior Subordinated Notes on or prior to May 1, 1998. An additional 5% of the warrants (representing up to 80,000 shares of the Company Common Stock) will be terminated upon the repayment of 100% of the Senior Subordinated Notes on or prior to November 1, 1997. Warrants will be terminated pro-rata across the above two exercise prices.

     On November 1, 1996, the Company acquired JEH, in a merger transaction effected pursuant to an Agreement and Plan of Merger, dated as of July 29, 1996 (the "Merger Agreement"), by and among the Company, JEH and JEH Acquisition Corporation, a Georgia corporation ("Acquisition") wholly-owned by the Company. The Merger Agreement provided for the merger of Acquisition with and into JEH (the "Merger"), as a result of which JEH became a wholly-owned subsidiary of the Company, effective November 1, 1996. Pursuant to the Merger Agreement, the Company paid a total of $44 million in cash and issued a total of approximately one million shares of the Company Common Stock in exchange for all of JEH's outstanding common stock on November 1, 1996, and paid an additional $1,783,000 to former JEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment.

     During the first six months of 1997, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price excluding potential earn-out provisions was $9,679,200, comprised of $6,315,000 in cash, $2,864,000 in promissory notes and $500,000 in common stock. The cash portion of these acquisitions was borrowed as Acquisition Loans.

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

     On July 31, 1997, the Company sold 5.0 million shares of Common Stock in an underwritten public offering at $11.00 per share resulting in approximately $51 million of net proceeds to the Company. The Company applied such net proceeds of the public offering to the repayment of the Senior Subordinated Notes and certain indebtedness outstanding under the Senior Financing Facilities. Upon repayment of the Senior Subordinated Notes, the Company was required to write off the unamortized debt discount of $1.9 million ($1.1 million net of tax benefit that was recorded upon the issuance of such notes). As a result of the Company's repayment of the Senior Subordinated Notes, the Warrants previously issued by the Company in conjunction with the Senior Subordinated Notes were amended to reflect the reduction in the aggregate number of shares of Company Common Stock issuable upon exercise of the Warrants from 1,600,000 shares to 720,000 shares.

     Capital expenditures during the first six months of 1997 approximated $1.1 million and the Company expects approximately $.9 million of additional capital expenditures during the balance of the year. Working capital is expected to be available to fund such capital expenditures.

     OTHER

     Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its A Term Loan commitment. At June 30, 1997, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of $28.5 million. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7.0%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. All other debt accrues interest at a fixed rate except the B Term Loan commitment which accrues interest at a floating rate. A material change in interest rates could have a significant impact on the Company's operating results.

     The Company primarily provides services and customized devices throughout the United States and is reimbursed, in large part, by the patients' third-party insurers or governmentally funded health insurance programs. The ability of the Company's debtors to meet their obligations is principally dependent upon the financial stability of the insurers of the Company's patients and future legislation and regulatory actions.

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

     The Company will be required to adopt SFAS 128 in the fourth quarter of this year and, as required by the standard, will restate all prior period earnings per share data. The Company's earnings per share, as calculated under SFAS 128, are not expected to be materially different from those computed under the present accounting standard.

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

                          PART II. OTHER INFORMATION

 Item 4.  Submission Of Matters To A Vote Of Security-holders
 -------  ---------------------------------------------------

     The Company's Annual Meeting of Shareholders was held on June 3, 1997.

     The following eight directors were reelected by the following votes to serve as members of the Board of Directors for one year or until their successors are elected and qualified:

                  NAME                         VOTES FOR               VOTES WITHHELD

         Ivan R. Sabel                         8,754,478                   48,391
         Mitchell J. Blutt, M.D.               8,751,028                   51,841
         Edmond E. Charrette, M.D.             8,754,478                   48,391
         Thomas P. Cooper, M.D.                8,755,478                   47,391
         Robert J. Glaser, M.D.                8,751,616                   51,253
         James G. Hellmuth                     8,753,566                   49,303
         William L. McCulloch                  8,751,616                   51,253
         Daniel A. McKeever                    8,752,616                   50,253
         H. E. Thranhardt                      8,755,478                   47,391

     Shareholders ratified the selection of Coopers & Lybrand as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 8,500,512 shares for and 288,966 shares against, with 12,908 shares abstaining.

 Item 5.  Exhibits And Reports On Form 8-K
 -------  --------------------------------

          (a)   EXHIBITS

                The following exhibits is filed herewith:
                11   Computation of Net Income Per Share
                27   Financial Data Schedule

          (b)   REPORTS ON FORM 8-K

                On April 15, 1997, the Company filed a Form 8-K (Item 2), as amended on June 13, 1997 (to provide Item 7 financial information), regarding the Company's acquisition of the non-manufacturing O&P assets of ACOR Orthopaedic, Inc.

                On May 12, 1997, the Company filed a Form 8-K (Item 2), as amended on July 16, 1997 (to provide Item 7 financial information), regarding the Company's acquisition of the O&P assets of Fort Walton Orthopedic, Inc. and Mobile Limb & Brace, Inc.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HANGER ORTHOPEDIC GROUP, INC.



Date:   August 12, 1997               /s/IVAN R. SABEL
                                      -----------------------
                                      Ivan R. Sabel
                                      Chief Executive Officer



Date:   August 12, 1997               /s/RICHARD A. STEIN
                                      -----------------------
                                      Richard A. Stein
                                      Vice President - Finance
                                      Principal Financial and
                                      Accounting Officer