Form 10-Q
period 1997-09-30
HANGER ORTHOPEDIC GROUP INC
filed 1997-10-31
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997
                                ------------------
                                      OR

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1997; 15,340,255 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1997
        (unaudited) and December 31, 1996                               1

Consolidated Statements of Income for the nine
        months ended September 30, 1997 and 1996 (unaudited)            3

Consolidated Statements of Income for the three
        months ended September 30, 1997 and 1996 (unaudited)            4

Consolidated  Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996 (unaudited)            5

Notes to Consolidated Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                             19

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,           December 31,
                                                             1997                     1996
                                                        -------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $  6,479,340              $  6,572,402
   Accounts receivable less allowances for
     doubtful accounts of $4,579,000 and
     $1,144,000 in 1997 and 1996, respectively             30,273,255                24,321,872
   Inventories                                             16,670,805                15,916,638
   Prepaid expenses and other assets                        2,023,209                 1,595,169
   Deferred income taxes                                    3,159,280                 3,159,280
                                                         ------------              ------------
        Total current assets                               58,605,889                51,565,361
                                                         ------------              ------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                     4,269,045                 4,269,045
   Buildings                                                8,297,644                 8,017,547
   Machinery and equipment                                  7,127,515                 6,275,307
   Furniture and fixtures                                   2,228,602                 2,095,900
   Leasehold improvements                                   2,799,037                 2,139,207
                                                         ------------              ------------
                                                           24,721,843                22,797,006
Less accumulated depreciation and                           7,098,202                 5,497,809
                                                         ------------              ------------
                                                           17,623,641                17,299,197
                                                         ------------              ------------

INTANGIBLE ASSETS
   Excess of cost over net assets acquired                 73,812,496                63,935,447
   Non-compete agreements                                   2,119,479                 1,981,329
   Other intangible assets                                  3,136,688                 6,152,607
                                                         ------------              ------------
                                                           79,068,663                72,069,383
   Less accumulated amortization                            8,512,925                 6,917,960
                                                         ------------              ------------
                                                           70,555,738                65,151,423
                                                         ------------              ------------

OTHER ASSETS
   Other assets                                               826,379                   925,446
                                                         ------------              ------------

TOTAL ASSETS                                             $147,611,647              $134,941,427
                                                         ============              ============

     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,           December 31,
                                                           1997                       1996
                                                        -------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                     $  4,534,880              $  4,902,572
   Accounts payable                                         3,109,744                 4,141,993
   Accrued expenses                                         6,220,634                 7,815,028
   Customer deposits                                        1,023,141                   578,219
   Accrued wages and payroll taxes                          5,880,976                 8,321,395
   Deferred revenue                                           191,013                   306,998
                                                         -------------             -------------
     Total current liabilities                             20,960,388                26,066,205

Long-term debt                                             19,984,626                64,297,801
Deferred income taxes                                       2,377,627                 2,377,627
Other liabilities                                           2,390,261                 2,188,278

Mandatorily redeemable preferred stock, class C,
     liquidation preference of $500 per share                 297,002                   277,701

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 25,000,000 shares
      authorized, 15,472,835 and 9,449,129 shares
      issued and 15,339,339 and 9,315,634 shares
      outstanding in 1997 and 1996, respectively              154,729                    94,492
   Additional paid-in capital                             100,800,577                41,008,363
   Retained earnings (deficit)                              1,301,999                  (713,478)
                                                         -------------               -------------
                                                          102,257,305                40,389,377

Treasury stock - (133,495 shares)                            (655,562)                 (655,562
                                                         -------------               -------------
                                                          101,601,743                39,733,815
                                                         -------------               -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $147,611,647              $134,941,427
                                                         =============             ===============

     The accompanying notes are an integral part of the consolidated financial statements.

                                                             1997                      1996
                                                             ----                      ----
Net Sales                                                $106,433,592              $ 40,778,816

Cost of products and services sold                         54,331,907                18,729,475
                                                         -------------             -------------
Gross profit                                               52,101,685                22,049,341

Selling, general & administrative                          35,862,411                15,680,448
Depreciation and amortization                               2,210,508                 1,377,631
Amortization of excess cost over net assets acquired        1,321,714                   509,220
                                                         ------------              -------------
Income from operations                                     12,707,052                 4,482,042
Other expense
   Interest expense, net                                   (4,455,955)               (1,321,780)
   Other expense                                             (131,695)                 (106,685)
                                                         -------------             --------------
Income from operations before income taxes and
   extraordinary item                                       8,119,402                 3,053,577

Provision for income taxes                                  3,410,136                 1,315,022
                                                         -------------             --------------

Net income before extraordinary item                        4,709,266                 1,738,555
Extraordinary loss on early extinguishment of debt
   (net of tax benefit of $1,950,700)                      (2,693,791)
                                                         -------------             --------------
Net income                                               $  2,015,475              $  1,738,555
                                                         ============              ==============

Net income (loss) per common share:
   Net income before extraordinary item                  $        .37              $        .21
   Extraordinary loss on early extinguishment of debt            (.21)
                                                         -------------             --------------
Net income per share                                     $        .16              $        .21
                                                         =============             ==============

Weighted average number of common shares
   outstanding                                             12,647,065                  8,384,307
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED September 30,
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----

Net Sales                                                $ 38,839,333              $ 14,529,144

Cost of products and services sold                         19,779,856                 6,490,632
                                                         -------------             -------------
Gross profit                                               19,059,477                 8,038,512

Selling, general & administrative                          12,898,204                 5,458,209
Depreciation and amortization                                 716,244                   421,946
Amortization of excess cost over net assets acquired          460,882                   169,546
                                                         -------------             -------------
Income from operations                                      4,984,147                 1,988,811
Other expense:
   Interest expense, net                                   (1,079,184)                 (460,241)
   Other                                                      (44,710)                  (33,183)
                                                         -------------             -------------
Income from operations before income taxes and
   extraordinary item                                       3,860,253                 1,495,387

Provision for income taxes
                                                            1,620,836                   645,322
                                                         -------------             -------------

Net income before extraordinary item                        2,239,417                  850,065
Extraordinary loss on early
extinguishment of debt
   (net of tax benefit of $1,950,700)                      (2,693,791)
                                                         -------------             -------------
Net income (loss)                                        $   (454,374)            $    850,065
                                                         =============            ==============

Net income (loss) per common share:
   Net income before extraordinary item                  $        .15             $        .10
   Extraordinary loss on early extinguishment of debt            (.18)
                                                         -------------            --------------
Net income (loss) per share                              $       (.03)                     .10
                                                         =============            ==============

Weighted average number of common shares
   outstanding                                             14,725,180               8,394,444
                                                         =============            ==============


     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----
Cash flows from operating activities:
   Net income                                            $    2,015,475            $   1,738,555

Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for bad debt                                  3,958,988                  832,678
      Depreciation and amortization                           2,210,508                1,377,631
      Amortization of excess cost over
        net assets acquired                                   1,321,714                  509,220
      Amortization of debt discount                             152,065
      Extraordinary loss on the early
        extinguishment of debt                                4,644,491
      Changes in assets and liabilities, net
         of effect from acquired companies:
            Accounts receivable                              (8,552,527)              (1,637,589)
            Inventory                                           194,269                 (404,201)
            Prepaid and other assets                           (402,809)                (118,766)
            Other assets                                        101,329                  (73,151)
            Accounts payable                                 (1,348,312)                 236,011
            Accrued expenses                                 (1,594,727)                (264,702)
            Accrued wages and payroll taxes                  (2,509,158)                  39,439
            Customer deposits                                   444,922                  (41,009)
            Deferred revenue                                   (115,985)                 152,984
            Other liabilities                                   201,984                  (11,871)
                                                         ---------------           --------------
               Total adjustments                             (1,293,248)                 596,674
                                                         ---------------           --------------
Net cash provided by operations                                 722,227                2,335,229
                                                         ---------------           --------------

Cash flows from investing activities:
  Purchase of fixed assets                                   (1,769,833)                (703,474)
  Acquisitions, net of cash                                  (8,649,183)                 (15,964)
  Purchase of patents                                           (88,779)                 (95,000)
  Purchase of non-compete agreements                           (138,151)
  Other intangibles                                                                       (7,596)
                                                         ---------------           --------------
Net cash used in investing activities                       (10,645,946)                (822,034)
                                                         ---------------           --------------

                                  Continued


     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
                                  (unaudited)

                                                             1997                      1996
                                                             ----                      ----
Cash flows from financing activities:
   Net borrowings under revolving credit facility        $                         $  (250,000)
   Proceeds from the sale of common                          60,202,157                  39,804
stock
   Proceeds from long-term debt                               8,256,000
   Repayment of long-term debt                              (58,627,500)             (1,342,641)
Net cash provided by (used in)                           ---------------
     financing activities                                     9,830,657              (1,552,837)
                                                         ---------------           -------------

Net change in cash and cash equivalents
     for the period                                             (93,062)                (39,642)

Cash and cash equivalents at beginning of period              6,572,402               1,456,305
                                                         ---------------           -------------
Cash and cash equivalents at end of period                    6,479,340                1,416,663
                                                         ===============           =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                           $    4,270,921             $  1,340,970
                                                         ================           =============
      Taxes                                                   2,306,000                1,460,190
                                                         ================           =============

Non-cash financing and investing activities:
   Issuance of common stock in
     connection with acquisitions                        $      500,000
                                                         ===============
   Issuance of notes in connection                       $    2,864,200
                                                         ===============
   Dividends declared preferred stock                    $       19,319             $     17,656
                                                         ===============            =============

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

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. ("Hanger" or the "Company"), as of December 31, 1996, and notes thereto included in the Annual Report on Form 10-K for the year December 31, 1996, filed by the Company with the Securities and Exchange Commission.

NOTE B -- NEW ACCOUNTING STANDARD - EARNINGS PER SHARE

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

     The Company will be required to adopt SFAS No. 128 in the fourth quarter of this year and, as required by the standard, the Company, will restate all prior period earnings per share data. The Company's new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

NOTE C -- INVENTORY

     Inventories at September 30, 1997 and December 31, 1996 were comprised of the following:


                               SEPTEMBER 30, 1997               DECEMBER 31, 1996
                                   (unaudited)
        Raw materials          $ 8,339,141                        $  7,504,442
        Work-in-process            912,589                             831,632
        Finished goods           7,419,075                           7,580,564
                               -----------                        ------------
                               $16,670,805                         $15,916,638
                               ===========                         ===========

NOTE D -- ACQUISITIONS

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

     During the nine months ended September 30, 1997, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price was $9,679,200, comprised of $6,315,000 in cash, $2,864,200 in promissory notes and 64,000 shares of Common Stock of the Company valued at $500,000. The cash portion of these acquisitions was borrowed under the Company's acquisition loan facility.

     The following unaudited pro-forma consolidated results of operations of the Company are presented as if the above acquisitions had been made at the beginning of the periods presented:


                                                          Nine Months Ended
                                                            September 30,
                                                        1997            1996
                                                        ----            ----


        Net sales                                $109,406,000       $98,205,000
        Net income                                  2,275,000         1,828,000
        Net income per common share
               and common share equivalent                .18               .19


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

NOTE E --- SALE OF COMMON STOCK

     On July 31, 1997, the Company sold 5.0 million shares of common stock in an underwritten public offering at $11.00 per share resulting in approximately $51 million of net proceeds to the Company. On August 28, 1997, the Company sold an additional 750,000 shares of its Common Stock as a result of the exercise of an over-allotment option granted to the underwriters in connection with the public offering on July 31, 1997. Exercise of the over-allotment option resulted in the Company's receipt of approximately $7.6 million of additional net proceeds. The Company applied the net proceeds of the public offering to the repayment of Senior Subordinated Notes and certain indebtedness outstanding under the Company's Senior Financing Facilities. Upon repayment of this debt, the Company was required to write off the debt issue costs and unamortized debt discount of $2.7 million ($2.0 million net of tax benefit) that was recorded upon issuance of such notes. As a result of the Company's repayment of the Senior Subordinated Notes, the Warrants previously issued by the Company in conjunction with the Senior Subordinated Notes were amended to reflect the reduction in the aggregate number of shares of Company Common Stock issuable upon exercise of the Warrants from 1,600,000 shares to 720,000 shares.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                             For the Nine            For the Three
                                             Months Ended            Months Ended
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                            1997      1996          1997      1996
                                            ----      ----          ----      ----
Net sales                                   100.0%    100.0%        100.0%    100.0%
Cost of products and services sold           51.0      45.9          50.9      44.7
Gross profit                                 49.0      54.1          49.1      55.3
Selling, general & administrative
   expenses                                  33.7      38.5          33.2      37.6
Depreciation and amortization                2.1        3.4           1.8       2.9
Amortization of excess cost over net
   assets acquired                           1.2        1.2           1.2       1.2
Income from operations                      11.9       11.0          12.8      13.7
Interest expense                             4.2        3.2           2.8       3.2
Provision for income taxes                   3.2        3.2           4.2       4.4
Net income before extraordinary item         4.4        4.3           5.8       5.9
Loss from early extinguishment of debt       2.5        6.9
Net income                                   1.9        4.3           1.2       5.9


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   NET SALES

     Net sales for the nine months ended September 30, 1997, amounted to approximately $106,434,000, an increase of approximately $65,655,000, or 161%, over net sales of approximately $40,779,000 for the nine months ended September 30, 1996. Contributing to the increase were sales attributable to Hanger's acquisition of J.E. Hanger, Inc. of Georgia ("JEH") on November 1, 1996, as well as an 11.7% increase in sales by those Hanger patient-care centers operating during both nine month periods. The Company believes that its net sales during the balance of 1997 will continue to substantially exceed 1996 net sales.

   GROSS PROFIT

      Gross profit during the nine months ended September 30, 1997 amounted to approximately $52,101,000, an increase of approximately $30,052,000, or 136%, over gross profit of approximately $22,049,000 for the nine months ended September 30,

1996. Gross profit as a percent of net sales decreased from 54.1% in the nine months ended September 30, 1996 to 49.0% in the nine months ended September 30, 1997. The 4.1% decrease in gross profit as a percent of net sales is primarily attributable to the acquisition effective November 1, 1996, of JEH, which operated a large distribution division that has lower gross profit margins than patient care services.

   SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses in the nine months ended September 30, 1997 increased by approximately $20,182,000, or 128.7%, compared to the nine months ended September 30, 1996. The increase in selling, general and administrative expenses was primarily a result of the acquisition of JEH in November 1996. Selling, general and administrative expenses as a percent of net sales decreased to 33.7% from 38.5% for the same period a year ago. The selling, general and administrative expenses as a percent of net sales decreased primarily as a result of cost cutting measures completed during the fourth quarter of 1996 and the first six months of 1997.

   INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the nine months ended September 30, 1997 amounted to approximately $12,707,000, an increase of $8,225,000, or 183.5%, over the prior year's comparable period. Income from operations as a percent of net sales increased to 11.9% in the nine months ended September 30, 1997 from 11.0% for the prior year's comparable period.

   INTEREST EXPENSE

     Interest expense in the nine months ended September 30, 1997 amounted to approximately $4,456,000, an increase of approximately $3,134,000, or 237.1%, over the approximately $1,322,000 of interest expense incurred in the nine months ended September 30, 1996. Interest expense as a percent of net sales increased to 4.2% from 3.2% for the same period a year ago. The increase in interest expense was primarily attributable to the increase in bank debt resulting from the acquisition of JEH in November 1996, which was offset in part by the repayment of bank debt out of the proceeds of the public equity offering in the third quarter of 1997.

   INCOME TAXES

     The Company's effective tax rate was 42% in the nine months ended September 30, 1997 versus 43% in 1996. The provision for income taxes in the nine months ended September 30, 1997 amounted to approximately $3,410,000 compared to approximately $1,315,000 in the nine months ended September 30, 1996.

   EXTRAORDINARY ITEM

     An extraordinary item of $2.7 million (net of a tax benefit of $2.0 million), represents entirely a non-cash write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.6 million of bank debt from the net proceeds of the third quarter public equity offering.

   NET INCOME

     As  a  result  of  the  above,   the  Company   recorded  net  income  of
approximately $2,015,000, or $.16 per share, on approximately 12,647,000 shares outstanding for the nine months ended September 30, 1997, compared to net income of approximately $1,739,000, or $.21 per share, on approximately 8,384,000 shares outstanding in the quarter ended September 30, 1996. The Company believes that its profitability during the balance of 1997 will continue to be enhanced as a result of the integration of the operations of Hanger and JEH and the cost cutting measures completed by the Company in late 1996 and the first six months of 1997.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

   NET SALES

     Net sales for the quarter ended September 30, 1997, were approximately $38,839,000, an increase of approximately $24,310,000, or 167.3%, over net sales of approximately $14,529,000 for the quarter ended September 30, 1996. The majority of the increase was attributable to Hanger's acquisition of JEH. In addition, contributing to the increase in net sales was a 12.2% increase in sales by those Hanger patient-care centers operating during the entire period of both quarters.

   GROSS PROFIT

     Gross profit in the quarter ended September 30, 1997 was approximately $19,059,000, an increase of approximately $11,021,000, or 137.1%, over gross profit of approximately $8,038,000 for the quarter ended September 30, 1996. Gross profit as a percentage of net sales decreased from 55.3% in the third of 1996 to 49.1% in the third quarter of 1997. The 5.2% decrease in gross profit as a percentage of net sales is attributable primarily to the acquisition of JEH, which operated a large distribution division that has lower gross profit margins than patient-care services.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the quarter ended September 30, 1997 increased by approximately $7,440,000, or 136.3%, compared to the quarter ended

September 30, 1996. The increase in selling, general and administrative expenses was primarily a result of the acquisition of JEH. Selling, general and administrative expenses as a percentage of net sales decreased to 33.2% from 37.6% for same period in 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to cost cutting measures completed during the integration of JEH in late 1996 and the first six months of 1997.


   INCOME FROM OPERATIONS

     Principally as a result of the above, income from operations in the quarter ended September 30, 1997 was approximately $4,984,000, an increase of $2,995,000, or 150.6%, over the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 12.8% in the third quarter of 1997 from 13.7% for the prior year's comparable period.

   INTEREST EXPENSE

     Interest expense in the third quarter of 1997 was approximately $1,079,000, an increase of approximately $619,000, or 134.5%, over approximately $460,000 incurred in the third quarter of 1996. Interest expense as a percentage of net sales decreased to 2.8% from 3.2% for the same period a year ago. The decrease in interest expense was attributable primarily to the increase in bank debt resulting from the acquisition of JEH in November 1996, which was offset in part by the repayment of bank debt out of the net proceeds of the public equity offering during the third quarter of 1997.

   INCOME TAXES

     The Company's effective tax rate was 42.0% in the third quarter of 1997 versus 43.2% in 1996. The provision for income taxes in the third quarter of 1997 was approximately $1,621,000 compared to approximately $645,000 for the third quarter of 1996.

   EXTRAORDINARY ITEM

     An extraordinary item of $2.7 million (net of a tax benefit of $2.0 million), represents entirely a non-cash write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.6 million of bank debt from the net proceeds of the third quarter public equity offering.

   NET INCOME

     As a result of the above, the Company recorded a net loss of $454,000, or $.03 per share, in the quarter ended September 30, 1997, compared to net income of $850,000, or $.10 per share, in the quarter ended September 30, 1996.

   LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at September 30, 1997 was approximately $37,645,000 and cash and cash equivalents available were approximately $6,479,000. The Company's cash resources were satisfactory to meet its obligations for the quarter ended September 30, 1997.

     Under the terms of a Financing and Security Agreement entered into on November 1, 1996, between Banque Paribas (the "Bank") and the Company, the Bank provided up to $90.0 million principal amount of senior financing (the "Senior Financing Facilities") that included: (i) $57 million of term loans (the "Term Loans") for use in connection with Hanger's acquisition of JEH;
(ii) an $8.0 million revolving loan facility (the "Revolver"); and (iii) up to $25 million principal amount of loans under an acquisition loan facility (the "Acquisition Loans") for use in connection with future acquisitions. In addition, on November 1, 1996, the Company borrowed $8.0 million from the Bank and Chase Venture Capital Associates L.P. in the form of Senior Subordinated Notes ("Senior Subordinated Notes") with detachable warrants.

     The net proceeds of the public equity offering in the third quarter of 1997 were used to repay (i) $37,371,500 of the Term Loans, (ii) $5,000,000 of the loans under the Revolver, (iii) $8,000,000 of Acquisition Loans and (iv) all of the Senior Subordinated Notes. The Company's total debt at September 30, 1997, including a current portion of approximately $4,535,000, was approximately $24,520,000. Such indebtedness included: (i) $17,495,000 of Term Loans; and (ii) a total of $7,025,000 of other indebtedness.

     Of the Term Loans, approximately $8.8 million principal amount (the "A Term Loan") is being amortized in quarterly amounts and will mature on December 31, 2001, and $8.7 million principal amount (the "B Term Loan") is being amortized in quarterly amounts and will mature on December 31, 2003. The final maturity of any loans under the Revolver and Acquisition Loans will mature on November 2, 2001. The Senior Financing Facilities provided for an initial commitment fee of 2.65% on the $90.0 million facility. In addition, an unused commitment fee of .5% of 1% per year on the unused portion of the Revolver and the Acquisition Loan facilities is payable quarterly in arrears.

     The Senior Financing Facilities are collateralized by a first priority security interest in all of the common stock of the Company's subsidiaries and all assets of the Company and its subsidiaries. Effective October 22, 1997, at the Company's option, the annual interest rate will be adjusted to be either LIBOR plus 1.25% or a Base Rate (as defined below) plus .25% in the case of the A Term Loan, Acquisition Loans and Revolver borrowings, and adjusted LIBOR plus 1.50% or a Base Rate plus .50% in the case of the B Term Loan. Interest rates on the Senior Financing Facilities will increase upon the occurrence of certain increases in the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The "Base Rate" is defined as the higher of (i) the federal funds rate plus .5%, or (ii) the prime commercial lending rate of Chase Manhattan Bank, N.A., as announced from time to time. The Agreement relating to the Senior Financing Facilities contains a minimum net worth covenant and prohibits the payment of cash dividends on the Company's Common Stock.

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

     Detachable warrants issued by the Company in conjunction with the Senior Subordinated Notes represent 720,000 shares of the Company Common Stock with an exercise price equal to $4.01 as to 418,365 shares, and $6.38 as to 301,635 shares. As a result of the Company's repayment of the Senior Subordinated Notes, the Warrants previously issued by the Company in conjunction with the Senior Subordinated Notes were amended to reflect the reduction in the aggregate number of shares of Company Common Stock issuable upon exercise of the Warrants from 1,600,000 shares to 720,000 shares.

     On November 1, 1996, the Company acquired JEH in a merger transaction effected pursuant to an Agreement and Plan of Merger, dated as of July 29, 1996 (the "Merger Agreement"), by and among the Company, JEH and JEH Acquisition Corporation, a Georgia corporation ("Acquisition") wholly-owned by the Company. The Merger Agreement provided for the merger of Acquisition with and into JEH (the "Merger"), as a result of which JEH became a wholly-owned subsidiary of the Company, effective November 1, 1996. Pursuant to the Merger Agreement, the Company paid a total of $44 million in cash and issued a total of approximately one million shares of the Company Common Stock in exchange for all of JEH's outstanding common stock on November 1, 1996, and paid an additional $1,783,000 to former JEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post- closing adjustment.

     During the nine months ended September 30, 1997, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price excluding potential earn-out provisions was $9,679,200, comprised of $6,315,000 in cash, $2,864,000 in promissory notes and 64,000 shares of Common Stock of the Company valued at $500,000. The cash portion of these acquisitions was borrowed as Acquisition Loans.

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

     On July 31, 1997, the Company sold 5.0 million shares of Common Stock in an underwritten public offering at $11.00 per share resulting in approximately $51 million of net proceeds to the Company. On August 28, 1997, the Company sold an additional 750,000 shares of its Common Stock as a result of the exercise of an over-allotment option granted to the underwriters in connection with the public offering on July 31, 1997. Exercise of the over-allotment option resulted in the Company's receipt of approximately $7.6 million of additional net proceeds. The Company applied the net proceeds of the public offering to the repayment of the Senior Subordinated Notes and certain indebtedness outstanding under the Senior Financing Facilities. Upon repayment of this debt, the Company was required to write off the debt issue costs and unamortized debt discount of $2.7 million ($2.0 million net of tax benefit) that was recorded upon the issuance of such notes. As a result of the Company's repayment of the Senior Subordinated Notes, the Warrants previously issued by the Company in conjunction with the Senior Subordinated Notes were amended to reflect the reduction in the aggregate number of shares of Company Common Stock issuable upon exercise of the Warrants from 1,600,000 shares to 720,000 shares.

     Capital expenditures during the nine months ended September 30, 1997 approximated $1.8 million and the Company expects approximately $.2 million of additional capital expenditures during the balance of the year. Working capital is expected to be available to fund such capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS -

               Exhibit 11 - Computation  of Net Income Per Share

               Exhibit 27 - Financial Data Schedule

          (b)  REPORTS ON FORM 8-K -

               On July 16, 1997, the Company filed an amendment to the Form 8-K filed by it in June 5, 1997 regarding certain acquisitions.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HANGER ORTHOPEDIC GROUP, INC.



Date:   October 31, 1997              /s/IVAN R. SABEL
                                      -----------------------
                                      Ivan R. Sabel
                                      Chief Executive Officer



Date:   October 31, 1997              /s/RICHARD A. STEIN
                                      -----------------------
                                      Richard A. Stein
                                      Vice President - Finance
                                      Principal Financial and
                                      Accounting Officer