Form 10-K405
period 1997-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1998-03-31
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended December 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of March 18, 1998 by non-affiliates of the registrant was $267,817,995 based on the $17.125 closing sale price of the Common Stock on the American Stock Exchange on such date.

      As of March 18, 1998, the registrant had 15,639,007 shares of its Common Stock issued and outstanding.

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE


      The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1.  BUSINESS.

OVERVIEW

      Hanger Orthopedic Group, Inc. is a professional practice management company focused on the orthotic and prosthetic segment of the orthopedic rehabilitation industry. The Company acquires and operates the practices of orthotists and prosthetists, medical professionals that design, fabricate, fit and supervise the use of external musculoskeletal support devices and artificial limbs. The Company has acquired over 60 O&P businesses since 1986 and currently employs 249 certified O&P practitioners and operates 213 O&P centers in 29 states and the District of Columbia. The Company also has developed OPNET, a national preferred provided network of O&P service professionals. OPNET has contractual relationships with 344 patient-care centers (213 of which are owned and operated by the Company) serving 279 managed care plans. In addition to its practice management and patient-care services, the Company manufactures custom-made and prefabricated O&P devices and is the country's largest distributor of O&P components and finished O&P patient-care products.

INDUSTRY BACKGROUND

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

      Care of O&P patients is part of a continuum of rehabilitation services from diagnosis to treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined, the physician, generally an orthopedic surgeon, vascular surgeon or psychiatrist, refers a patient to an O&P patient-care service provider for treatment. An O&P practitioner then consults with both the referring physician and the patient to formulate the prescription for and design of, an orthotic or prosthetic device to meet the patient's needs.

      The Company estimates that the O&P patient-care services industry in the United States represented approximately $2.0 billion in sales in 1995. Key trends expected to increase demand for orthopedic rehabilitation services include the following:

            GROWING ELDERLY POPULATION. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility and improved technology and devices, the elderly are expected to seek orthopedic rehabilitation services more often.

            COST-EFFECTIVE REDUCTION IN HOSPITALIZATION. As public and private payors encourage reduced hospital admissions and reduced length of stay, out-patient rehabilitation is in greater demand. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. The Company believes that significant cost savings can be achieved through the early use of O&P services. The provision of O&P services in many cases reduces the need for more expensive treatments, thus representing a cost savings to the third-party payor.

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

            ADVANCING TECHNOLOGY. The range and effectiveness of treatment options have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled the industry to produce new O&P products, which provide greater comfort, protection and patient acceptability. Therefore, treatment can be more effective and of shorter duration, contributing to greater mobility and a more active lifestyle for the patient. Orthotic devices are more prevalent and visible in many sports, including skiing, running and golf.

            NEED FOR REPLACEMENT AND CONTINUING CARE. Because the useful life of most custom fitted and fabricated O&P devices is approximately three to five years, such devices need retrofitting and replacement. There is also an attendant need for continuing patient-care services, which contributes to the increasing demand for orthopedic rehabilitation.

INDUSTRY CONSOLIDATION

      The O&P services market is highly fragmented and relatively underpenetrated by professional practice management companies. Hanger is one of the two largest companies in the O&P industry which, combined, accounted for less that 15% of the total estimated O&P industry revenue in 1995. There are an estimated 3,200 certified prosthetists and/or orthotists and approximately 2,670 patient-care centers in the United States, with such facilities generally being operated as small group practices. There are also several regional and multi-regional competitors that operate numerous patient-care centers. The Company believes that the O&P industry will continue to consolidate as a result of a variety of factors, including: (i) increased pressures from growth in managed care; (ii) demonstrated benefits from economies of scale; and (iii) desire by orthotists and prosthetists to obtain financial liquidity and concentrate on providing patient care.

      INCREASED MANAGED CARE PENETRATION. The expanding geographical reach of the large managed care organizations makes it increasingly important for them to contract for their patient-care needs with counterparts who have large, national operations. Managed care companies therefore prefer to contract with a single professional practice management company to provide all their O&P patient-care services. As a result, small independent O&P practices feel pressure to consolidate in order to access managed care referrals.

      ECONOMICS OF SCALE. A significant portion of the cost of O&P services is attributable to the cost of materials used in orthoses and prostheses. Achieving purchase discounts through group purchasing can increase profitability at each patient-care center. In addition, economies of scale provide O&P practices with access to additional capital and personnel which can be used in growing their businesses.

      FINANCIAL LIQUIDITY FOR O&P PRACTICES. The security of a large O&P network is extremely appealing to small providers who desire to reduce the financial and personal liabilities of their practices. Through consolidation, individual providers are able to realize financial liquidity by turning their practices' cash flows into cash assets. This consolidation allows smaller providers to continue their O&P practices as employees of a national O&P professional practice management provider.

COMPANY STRATEGY

      The Company's objective is to build a major national rehabilitation company focused on the acquisition and operation of O&P practices and the manufacture and distribution of O&P products. The Company's strategy for achieving this objective is to:

      o Acquire and integrate O&P practices in targeted geographic areas across the United States;
      o     Develop new patient-care centers in existing markets;
      o Expandand improve O&P practice management operations at existing and acquired patient-care centers;
      o Increase the number of OPNET's O&P patient-care service members and its contractual relationships with managed care organizations; and
      o     Expand  the   Company's   O&P   manufacturing   and   distribution
            operations.

      ACQUIRE AND INTEGRATE O&P PRACTICES IN TARGETED GEOGRAPHICAL AREAS ACROSS THE UNITED STATES. The Company's expansion is focused on developing a national network providing O&P patient-care coverage. Therefore, when identifying patient-care centers for acquisition, the Company seeks to fill gaps in its existing geographic coverage. By focusing on national development, the Company is well-positioned to negotiate for national contracts as payors consolidate and look to large providers for services.

      DEVELOP NEW O&P PATIENT-CARE CENTERS IN EXISTING MARKETS. In addition to acquiring patient-care centers, the Company intends to open new patient-care centers in existing markets. The Company plans to pursue this strategy by opening satellite centers in areas where a need for O&P services has been identified. In opening satellite patient-care centers, the Company's procedure is to staff on a part-time basis with professionals from a nearby existing center so as to test the viability of a full-time practice.

      EXPAND AND IMPROVE O&P PRACTICE MANAGEMENT OPERATIONS AT EXISTING AND ACQUIRED PATIENT-CARE CENTERS. As the number of Hanger patient-care centers continues to increase, the benefits of the Company's practice management operations will be maximized. The Company will be able to spread administrative fixed costs and capital expenditures for state-of-the-art equipment such as CAD/CAM systems over a large number of patient-care centers. Furthermore, sales can also be enhanced by the Company's use of marketing programs not generally utilized by practitioners in smaller, independent practices.

      INCREASE THE NUMBER OF OPNET'S O&P PATIENT-CARE SERVICE MEMBERS AND ITS CONTRACTUAL RELATIONSHIPS WITH MANAGED CARE ORGANIZATIONS. The Company intends to expand OPNET membership towards the goal of achieving complete nationwide O&P patient-care coverage. A national network will enable OPNET to negotiate for contracts with any local, regional or national third-party payor seeking a single source O&P provider regardless of the payor's geographic scope.

      EXPAND THE COMPANY'S O&P MANUFACTURING AND DISTRIBUTION OPERATIONS. As the patient-care practice management division of the Company expands, it can create captive demand for the company's distribution business. An increase in the number of OPNET members, to whom preferred purchasing agreements are offered, can also increase net sales for the Company's distribution business. The Company's manufacturing division can also benefit from increased net sales at the distribution division by providing proprietary products to meet the demand of an expanded captive market. The Company's manufacturing efforts will focus on the acquisition and/or development of proprietary patented products such as the Lenox Hill knee brace and the Charleston Bending Brace.

PRACTICE MANAGEMENT AND PATIENT-CARE SERVICES

      PRACTICE MANAGEMENT SERVICES

      The Company provides all senior management, accounting, accounts payable, payroll, sales and marketing, human resources and management information systems for its patient-care centers. By providing these services on a centralized basis, the Company is able to provide such services to its patient-care centers and practitioners more efficiently and cost-effectively than if such services had to be generated at each center. The centralization of these services also permits the Company's certified practitioners to allocate a greater portion of their time to patient-care activities by reducing the administrative responsibilities of operating their businesses. Billing and collections are handled on a decentralized basis, which the Company believes enhances collectibility.

      The Company also develops and implements programs designed to enhance the efficiency of its clinical practices. Such programs include: (i) sales and marketing initiatives to attract new-patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the regional centralization of fabrication and purchasing activities, which provides overnight access to component parts and products at prices that are typically 25% lower than traditional procurement methods; and (v) access to expensive, state-of-the-art equipment which is financially more difficult for smaller, independent facilities to obtain.

      The Company believes that the application of sales and marketing techniques is a key element of its O&P professional practice management strategy. Due primarily to the fragmented nature of the industry, the success of an O&P practice has been largely a function of its local reputation for quality of care, responsiveness and length of service in the community. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically have not used marketing techniques.

      PATIENT-CARE SERVICES

      The Company provides O&P patient-care services through 213 Company-owned and operated O&P patient-care centers in 29 states and the District of Columbia. Hanger currently employs 335 patient-care practitioners, of whom 249 are certified practitioners and 29 are candidates for formal certification by the O&P industry certifying boards. Each of the Company's patient-care centers is closely supervised by one or more certified practitioners. The balance of the Company's patient-care practitioners are highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

      A patient is referred to one of Hanger's patient-care centers for treatment upon a determination by the attending physician of a course of treatment for a patient in need of O&P patient-care services. A Hanger practitioner then consults with both the referring physician and the patient to formulate the prescription for, and design of, an orthotic or prosthetic device to meet the patient's needs.

      The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices fitted by Hanger's practitioners are custom designed and fabricated by skilled practitioners who can balance fit, support and comfort. Of the orthotic devices provided by Hanger, approximately 75% are custom designed, fabricated and fitted and the balance are prefabricated but custom fitted.

      Custom devices are fabricated by the Company's skilled technicians using the castings, measurements and designs made by the practitioner. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. A program of scheduled follow-up and maintenance visits is used to provide post-fitting treatment, including adjustments or replacements as the patient's physical condition and lifestyle change.

      A substantial portion of Hanger's O&P services involves treatment of a patient in a non-hospital setting, such as a Hanger patient-care center, a physician's office, an out-patient clinic or other facility. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prostheses.

      The Company also operates in-patient O&P patient-care centers at The Rusk Institute of Rehabilitation Medicine at the New York University Medical Center in New York, New York and the Harmarville Rehabilitation Center in Pittsburgh, Pennsylvania,

      OPNET

      In 1995, Hanger formed OPNET, a proprietary national preferred provider O&P referral network serving managed care organizations, including HMOs and PPOs. Through this network, managed care organizations can contract for O&P services with any O&P patient-care center in the OPNET network. As of December 31, 1997, OPNET has a network of 344 patient-care centers (213 of which are owned and operated by the Company) serving 279 managed care plans. The Company intends to extend the network's reach nationwide through acquisitions and marketing. OPNET also provides incentives to independent O&P service provider members to purchase their O&P products from the Company. The Company receives upfront annual payments from practitioners to enter the OPNET network and OPNET does not receive payments from the managed care participants. Total 1997 net sales from these fees were approximately $277,000. The Company believes that OPNET's membership enables it to establish significant relationships with practitioners otherwise not affiliated with the Company.

MANUFACTURING AND DISTRIBUTION

      In addition to on-site fabrication of custom O&P devices incidental to the services rendered at its O&P patient-care centers, the Company manufactures O&P components and finished patient-care products for both the O&P industry and the Company's own patient-care practices. The Company manufactures components and finished products under various name brands such as Lenox Hill, CASH Brace, Ortho-Mold and Charleston Bending Brace. The principal products manufactured are prefabricated and custom-made spinal orthoses as well as custom-made and off-the-shelf derotation knee braces. The Company distributes O&P components and finished patient-care products to the O&P industry and to the Company's own patient-care practices. The Company inventories over 20,000 items, a majority of which are manufactured by other companies and are distributed by Hanger.

      Hanger's distribution capability allows its personnel faster access to the products needed to fabricate devices for patients. This is accomplished at competitive prices, as a result of either manufacturing by Hanger or direct purchases by Hanger from other manufacturers. As a result of faster access to products, the length of a patient's treatment in the hospital can be reduced, thereby contributing to healthcare cost containment.

      Marketing of Hanger's manufactured products and distribution services is conducted on a national basis, primarily through approximately 67 independent sales representatives, catalogues and exhibits at industry and medical meetings and conventions. Hanger directs specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists. In addition, the Company directs its broad-based marketing to the O&P industry and the home healthcare industry.

      To provide timely custom fabrication and service to its patients, the Company employs technical personnel and maintains laboratories at each of its patient-care centers. The Company uses advanced computer-aided design and computer-aided machinery (CAD-CAM) technology to produce precise and uniform products. Hanger has several large, fully-staffed central fabrication facilities to service its patient-care centers. These strategically located facilities enable Hanger to fabricate those O&P products that are more easily produced in larger quantities and in a more cost-effective manner, as well as serving as an auxiliary production center for products normally fabricated at individual patient-care centers.

ACQUISITIONS

      Since 1986, the Company has acquired over 60 businesses in 29 states and the District of Columbia. In November 1996, Hanger acquired JEH, a Georgia corporation that operated 96 patient-care centers in 15 states and was the country's largest distributor of O&P products.

      During 1997, the Company acquired nine O&P companies and the remaining 20% interest of its majority owned subsidiary, Columbia Brace, for an aggregate consideration, excluding potential earn-out provisions, of $22.5 million. These O&P companies, which operate 29 patient-care centers and employ 175 employees had combined net sales of $18.2 million in the year ended December 31, 1997.

      The Company continues to be engaged in discussions with several O&P companies relating to the Company's possible acquisition of their patient-care practices. The Company's investigations of these businesses are in the formative stages and no representations can be made as to whether, when or on what terms such possible acquisitions may be effected.

      The Company considers both operating and financial factors in evaluating prospective acquisitions. Operating factors include high standards of professionalism and patient care, the presence of certified practitioners at each of its facilities and reputation in the O&P industry. Financial factors include earnings and cash flow history and the projected benefits of applying Hanger's operating model to the acquired company's practice. In evaluating acquisitions in geographic areas where the Company has an established presence, Hanger targets businesses that complement its existing network of patient-care centers. In geographic areas where the Company has not yet established a presence, the Company generally focuses on acquiring strong regional businesses which have multiple patient-care centers and experienced practitioners.

      The Company's acquisition strategy also includes the retention and support of the existing management of the acquired company, typically through the use of employment contracts, non-compete agreements and incentive programs. Upon the completion of an acquisition, the Company will integrate the business of the acquired company by: (i) transferring all administrative and financial management responsibilities to Hanger's corporate headquarters;
(ii) providing all new personnel with compensation and benefit packages and training by the Company's Human Resources Department; and (iii) providing the management of the acquired company with instruction on the Company's latest marketing and sales techniques. Thereafter, the Company will provide the management and staff of the newly acquired company with financial incentives to induce greater financial performance.

NEW-CENTER DEVELOPMENT

      In addition to acquired patient-care centers, the Company develops new satellite patient-care centers in existing markets with underserved demand for O&P services. These satellite centers require less capital to develop than complete O&P centers since the satellite centers usually consist of only a waiting room and patient fitting rooms, but without a fabrication laboratory for creating O&P devices. An O&P practitioner will spend one or two days each week in a satellite center treating those patients who find it inconvenient to visit the O&P practitioner's primary center.

      These satellite centers also tend to receive new patient referrals from hospitals and physicians located near the newly-developed center, driving new patient growth and center revenue. While a partial revenue shift occurs from the O&P practitioner's main center to the satellite center because the O&P practitioner is now seeing some of the same patients out of a new center, the additional patient volume in the satellite center increases the O&P practitioner's overall revenue. If demand for O&P services at a satellite center increases beyond the ability of the O&P practitioner to service in one or two days a week, the company will staff the satellite office on a full-time basis. The Company estimates that the cost of opening a new patient-care center is approximately $100,000, which includes equipment, leasehold improvements and working capital. The Company expects a new patient-care center to reach profitability, as measured by EBITDA, within one year of opening. No assurance can be given that the Company will be successful in achieving these start-up and profitability goals with regard to new patient-care centers.

PATIENT REIMBURSEMENT SOURCES

      The principal reimbursement sources for Hanger's O&P services are: (i) private payor/third-party insurer sources which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation and similar sources; (ii) Medicare, which is a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons; (iii) Medicaid, which is a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, and which may supplement Medicare benefits for financially needy persons aged 65 or older; and (iv) the VA, with which Hanger has entered into contracts to provide O&P services.

      Medicare, Medicaid, the VA and certain state agencies, which accounted for approximately 56.6%, 56.8% and 62.0% of the Company's net sales in 1995, 1996 and 1997, respectively, (based on a sampling of approximately 40%, 75% and 75% of patient-care centers in 1995, 1996 and 1997, respectively) have set maximum reimbursement levels for payments for O&P services and products. The healthcare policies and programs of these agencies have been subject to changes in payment and methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

      The Company provides O&P services to eligible veterans pursuant to several contracts with the VA. The VA establishes its reimbursement rates for itemized products and services on a competitive bidding basis. The Company's contracts with the VA expire in September 1998, with the option to renew for a one- or two-year period. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use the Company's products and services. The Company has been awarded VA contracts in the past and expects that it will obtain additional contracts when its present agreements expire.

PATIENT-CARE CENTERS AND FACILITIES

      Hanger currently operates 213 patient-care centers, six distribution facilities and two manufacturing facilities, as detailed in the following table:

                                    Patient-
                                      Care                Distribution            Manufacturing
         Jurisdiction               Centers                Facilities              Facilities
         ------------               -------               ------------            --------------
Alabama                                15                     ---                      ---
Arizona                                 4                     ---                      ---
California                              5                       1                      ---
Colorado                                6                     ---                      ---
Connecticut                             3                     ---                      ---
Delaware                                1                     ---                      ---
District of Columbia                    2                     ---                      ---
Florida                                26                       1                        1
Georgia                                18                       1                      ---
Illinois                              ---                       1                        1
Indiana                                 2                     ---                      ---
Kentucky                                6                     ---                      ---
Louisiana                               8                     ---                      ---
Maryland                                6                       1                      ---
Massachusetts                           3                     ---                      ---
Michigan                                3                     ---                      ---
Mississippi                             7                     ---                      ---
Montana                                 6                     ---                      ---
Nevada                                  1
New Hampshire                           1                     ---                      ---
New Mexico                              1                     ---                      ---
New York                                8                     ---                      ---
North Carolina                          3                     ---                      ---
Ohio                                   18                     ---                      ---
Pennsylvania                           15                     ---                      ---
South Carolina                         11                     ---                      ---
Tennessee                              10                     ---                      ---
Texas                                  10                       1                      ---
Virginia                                6                     ---                      ---
West Virginia                           7                     ---                      ---
Wyoming                                 1                     ---                      ---
                                      ---                     ---                      ---
         TOTAL                        213                       6                        2
                                      ===                     ===                      ===

COMPETITION

      The competition among O&P patient-care centers is primarily for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. The Company believes that distinguishing competitive factors in the O&P industry are quality and timeliness of patient care and, to a lesser degree, charges for services. While the Company believes it is one of the largest suppliers of O&P services in the U.S., certain competitors may have greater financial and personnel resources than Hanger. The Company competes with others in the industry for trained personnel. To date, however, Hanger has been able to achieve its staffing needs and has experienced a relatively low turnover rate of employees. In connection with its efforts to acquire additional O&P patient-care practices, the Company encounters competition from several other O&P companies.

GOVERNMENT REGULATION

CERTIFICATION AND LICENSURE

      Most states do not require separate licensure for O&P practitioners. However, several states currently require O&P practitioners to be certified by an organization such as the ABC.

      The ABC conducts a certification program for practitioners and an accreditation program for patient-care centers. The minimum requirements for a certified practitioner are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified practitioner and successful completion of certain examinations. Minimum requirements for an ABC-accredited patient-care center include the presence of a certified practitioner and specific plant and equipment requirements. While the Company endeavors to comply with all state licensure requirements, no assurance can be given that the Company will be in compliance at all times with these requirements.

      Hanger provides services under various contracts to federal agencies. These contracts are subject to regulations governing federal contracts, including the ability of the government to terminate for its convenience. Revenue from such contracts is not material to Hanger.

MEDICAL DEVICE REGULATION

      The Company manufactures and distributes products that are subject to regulation as medical devices by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act and accompanying regulations. The Company believes that the products it manufactures and/or distributes, including O&P accessories and components, are exempt from FDA's regulations for premarket clearance or approval requirements and from requirements relating to "good manufacturing practices: (except for certain recordkeeping and complaint handling requirements). The Company is required to adhere to regulations regarding adverse event reporting, and is subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although the Company has never been challenged by FDA for noncompliance with FDA requirements, no assurance can be given that the Company would be found to be or to have been in compliance at all times. Noncompliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on the Company's business and results of operations.

FRAUD AND ABUSE

      The Company is subject to various federal and state laws pertaining to healthcare fraud and abuse, including antikickback laws, false claims laws, and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs, including Medicare, Medicaid, VA health programs and CHAMPUS. The Company has never been challenged by a governmental authority under any of these laws and believes that, based on this history, its operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that one or more of the Company's practices would not be required to alter its practices as a result, or that the occurrence of one or more of these events would not result in a material adverse effect on the Company's business and results of operations.

      ANTIKICKBACK LAWS. The Company's operations are subject to federal and state antikickback laws. The Federal Health Care Programs Antikickback Statute (section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a Federal Health Care Program (including Medicare, Medicaid, the VA health programs and CHAMPUS), or the ordering, purchasing or leasing of items or services that may be paid for, in whole or in part, by a Federal Health Care Program. The statute may be violated when even one purpose (as opposed to a primary or sole purpose) of a payment is to induce referrals or other business. Regulations create a small number of "safe harbors." Practices which meet all the criteria of an applicable safe harbor will not be deemed to violate the statute; practices that do not satisfy all elements of a safe harbor do not necessarily violate the statute, although such practices may be subject to scrutiny by enforcement agencies. Several states also have antikickback laws which vary in scope and may apply regardless of whether a Federal Health Care Program is involved.

      These laws may apply to certain of the Company's operations. The Company has instituted various types of discount programs for individuals or entities that purchase its products and services. The Company also maintains financial relationships with individuals and entities who may: (i) may purchase the Company's products and services; (ii) refer patients to Company-owned and managed O&P patient-care centers; or (iii) receive referrals through OPNET. These relationships include, among other things, lease arrangements with hospitals and OPNET participation arrangements. Because some of these arrangements may not satisfy all elements of an applicable safe harbor, they could be subject to scrutiny and challenge under one or more such laws.

      FALSE CLAIMS LAWS. The Company is also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent or are for items or services not provided as claimed. Each Company-owned and managed O&P patient-care center is responsible for preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, Company personnel may, in some instances, provide advice on billing and reimbursement for the Company's products to purchasers. While the Company endeavors to ensure that its billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, the Company could face liability for presenting or causing to be presented such claims.

      PHYSICIAN SELF-REFERRAL LAWS. The Company is also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the "Stark" law, section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for "designated health services" - including prosthetics, orthotics and prosthetic devices and supplies - if the physician has either an investment interest in the entity or a compensation arrangement with the entity. An exception is recognized for referrals made to a publicly-traded entity in which the physician has an investment interest if, among other things, the entity had shareholders' equity exceeding $75.0 million for its most recent fiscal year, or on average during the three previous fiscal years. While the Company does not provide stock to referring physicians and the Company's stock is publicly-traded, the Company is not in a position to know or control whether some referring physicians may be investors. Because the Company does not currently have sufficient shareholders' equity to meet the exception that would allow physician-investors to refer Medicare and Medicaid beneficiaries to Company-owned and managed O&P patient-care centers, and any such referrals that do occur could be found to be in violation of the Stark law.

ANTITRUST

      The  Company  is  subject  to  federal  and state  antitrust  laws which prohibit, among other things, the establishment of ventures that result in certain anticompetitive conduct. These laws have been applied to the establishment of certain networks of otherwise competing healthcare provider. In September 1995, the Antitrust Division of the Department of Justice ("DOJ") issued a business review letter which concluded, in part, that the description of OPNET voluntarily furnished to the DOJ by the Company "did not pose any significant competitive issues" and, therefore, DOJ "has no present intention of challenging [OPNET]" under federal antitrust law. Although the Company is not able to assure that the continued operation of OPNET will comply in all respects with the terms specified in the business review letter, noncompliance with these terms does not mean that the antitrust authorities or private parties would challenge the conduct, and the Company believes that the current operation of OPNET is not anticompetitive and results in significant efficiencies. However, DOJ reserves the right to bring an investigation or proceeding if it determines that OPNET is anticompetitive in purpose or effect. There can be no assurance that DOJ will not bring an investigation or proceeding challenging OPNET (or other aspects of the Company's operations) under these laws, or that such an investigation or proceeding would not result in a material adverse effect on the Company's business and results of operations.

PERSONNEL

      As of December 31, 1997, the Company employed 1,213 persons, including 1,114 full-time and 99 part-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that it has satisfactory relationships with its employees and strives to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement.

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

ITEM 2.  PROPERTIES.

      As of December 31, 1997, Hanger operated 213 patient-care centers and facilities in 29 states and in Washington, D.C. Of these, 30 centers are owned by Hanger. The remaining centers are occupied under leases expiring between the years of 1998 and 2007. Hanger believes that the centers leased or owned by it are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth information regarding the current executive officers of the Company and certain of its subsidiaries:


                                   Office with
         Name           Age        the Company
        ------         -----      -------------
Ivan R. Sabel, CPO      53        Chairman of the Board, President, Chief Executive
                                   Officer and Director

Richard A. Stein        38        Vice President-Finance, Secretary and Treasurer

John D. McNeill, CPO    50        President and Chief Operating Officer of
                                   Hanger Prosthetics & Orthotics, Inc.

Alice G. Tidwell        59        President and Chief Operating Officer of
                                   Southern Prosthetic Supply, Inc.

Juan B. Paez            53        Vice President - Manufacturing of DOBI-
                                   Symplex, Inc.

Jeffrey L. Martin       44        Vice President of OPNET, Inc.


      IVAN R. SABEL has been Chairman of the Board and Chief Executive Officer of Hanger since August 1995 and President of Hanger since November 1987. Mr. Sabel also served as the Chief Operating Officer of Hanger from November 1987 to August 1995. Prior to that time, Mr. Sabel had been Vice President - Corporate Development from September 1986 to November 1987. From 1968 until joining Hanger in 1986, Mr. Sabel was the founder and President of Capital Orthopedics, Inc. before that company was acquired by Hanger. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a clinical instructor in orthopedics at Georgetown University Medical School in Washington, D.C., a member of the Board of Directors of the American Orthotic and Prosthetic Association, a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of AOPA and a former President of the ABC.

      RICHARD A. STEIN has been Vice President-Finance, Secretary and Treasurer of Hanger since April 1987. Mr. Stein was also the President of Greiner & Saur Orthopedics, Inc., a former subsidiary of the Company, from April 1987 until November 1989. Mr. Stein is a Certified Public Accountant and was employed by Coopers & Lybrand, L.L.P. from September 1982 until he joined Hanger in 1987.

      JOHN D. MCNEILL, CPO has been the President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc., a wholly-owned subsidiary of the Company that operates the Company's patient-care centers, since November 1,

1996. From 1990 to November 1, 1996, he was Senior Vice President, Chief Operating Officer and a director of JEH. From 1986 to 1990, Mr. McNeill was a Regional Vice President and an area manager for JEH. Mr. McNeill, who is a CPO, conducted his own O&P practice in Marietta, Georgia from 1979 to 1986, when it was acquired by JEH.

      ALICE G. TIDWELL has been the President and Chief Operating Officer of Southern Prosthetic Supply, Inc., the Company's wholly-owned distribution subsidiary, since November 1, 1996. From 1990 to November 1, 1996, she served as a Senior Vice President and Chief Operating Officer of Southern Prosthetic Supply, Inc. From 1992 to 1996, Ms. Tidwell served on the Board of Directors of JEH. Previously, she served as supervisor, office manager and Vice President of Corporate Central Services of JEH.

      JUAN B. PAEZ has been a Vice President of DOBI-Symplex, Inc., the Company's wholly-owned manufacturing subsidiary, since 1992. In addition to management responsibilities relating to the Company's manufacturing, central fabrication and distribution activities, Mr. Paez oversees new product and manufacturing business development. From 1990 to 1992, Mr. Paez was the Director of New Product Development of Bissell Healthcare and from 1982 to 1990 he was employed as Manager of Engineering and Research & Development and Manager of Industrial Engineering by Camp International.

      JEFFREY L. MARTIN has been the Vice President of OPNET, the Company's preferred provider network of O&P service professionals, since October 1995. In addition to being responsible for the recruitment of OPNET members and the planning and implementation of OPNET member services Mr. Martin directs the solicitation and management of OPNET managed care contracts. From 1984 until joining Hanger in 1995, Mr. Martin was Director of Marketing for the Ohio Willow Wood Company, a manufacturer of prosthetic componentry.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

      Messrs.   Sabel,  Stein  and  McNeill  and  Ms.  Tidwell  have  executed employment agreements with the Company which contain non-compete provisions.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

         The Common Stock is listed and traded on the American Stock Exchange under the symbol "HGR." The following table sets forth the high and low intra-day sale prices for the Common Stock for the periods indicated as reported on the AMEX:

      YEAR ENDED DECEMBER 31, 1996                  HIGH              LOW
                                                    ----              ---
            First Quarter                          $ 4.75           $ 2.63
            Second Quarter                           6.50             4.06
            Third Quarter                            7.50             4.88
            Fourth Quarter                           7.38             5.81

      YEAR ENDED DECEMBER 31, 1997                  HIGH              LOW
                                                    ----              ---
            First Quarter                          $ 7.00           $ 5.50
            Second Quarter                           9.25             6.25
            Third Quarter                           14.94             8.44
            Fourth Quarter                          14.63            10.56

      At March 17, 1998, there were approximately 763 holders of record of Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                 SELECTED FINANCIAL STATEMENTS
                                                             (In thousands, except per share data)

                                                                     Years Ended December 31,
                                               ------------------------------------------------------------------
                                                1993           1994           1995           1996           1997
                                                ----           ----           ----           ----           ----
Statement of Operations Data:
Net sales                                      $43,877        $50,300        $52,468        $66,806        $145,598
Gross profit                                    24,207         27,091         27,896         34,573          72,064
Selling, general & administrative               17,124         21,340         19,362         24,550          49,076
Depreciation and amortization                    2,656          3,137          2,691          2,848           4,681
Acquisition and integration costs (1)              ---            ---            ---          2,479             ---
Restructuring cost (1)                             ---            460            ---            ---             ---
Loss from disposal of assets (1)                   ---          2,150            ---            ---             ---
Income from continuing operations                4,428              4          5,843          4,695          18,308
Interest expense                                (1,167)        (1,746)        (2,056)        (2,547)         (4,932)
Income (loss) from continuing operations
   before taxes, extraordinary item and
   accounting change                             3,221         (1,922)         3,680          1,971          13,166
Provision for income taxes                       1,626            358          1,544            890           5,526
Income (loss) from continuing operations
   before extraordinary item and
   accounting change                             1,594         (2,280)         2,135          1,081           7,640
Loss from discontinued operations (2)             (105)          (407)           ---            ---             ---
Income (loss) before extraordinary
   item and accounting change                    1,490         (2,687)         2,135          1,081           7,640
Extraordinary loss on early
   extinguishment of debt                         (23)           ---             ---            (83)         (2,694)
Cumulative effect of change in
   accounting for income taxes                   1,189            ---            ---            ---             ---
Net income (loss)                              $ 2,655        $(2,687)       $ 2,135        $   998        $  4,946
BASIC PER COMMON SHARE DATA (3):
Income (loss) from continuing operations
    before extraordinary item and
    accounting change                          $  0.19        $ (0.28)       $  0.25        $  0.12        $   0.65
Loss from discontinued  operations               (0.01)         (0.05)           ---            ---             ---
Extraordinary loss on early
   extinguishment of debt                          ---            ---            ---          (0.01)          (0.23)
Cumulative effect of change in
   accounting for income taxes                    0.14            ---            ---            ---             ---
                                               --------       --------       --------       --------       ---------
Net income (loss) per common share             $  0.32        $ (0.33)       $  0.25        $  0.11        $   0.42
                                               ========       ========       ========       ========       =========
Shares used to calculate basic per common
  share amounts                                  8,217          8,290         8,291           8,470          11,793
                                               ========       ========       =======        ========       =========
DILUTED PER COMMON SHARE DATA (3):
Income (loss) from continuing operations
  before extraordinary item and accounting
  change                                       $  0.19        $ (0.28)       $ 0.25         $  0.12        $   0.58
Loss from discontinued operations                (0.01)         (0.05)          ---             ---             ---
Extraordinary loss on early extinguishment
  of debt                                          ---            ---           ---           (0.01)          (0.21)
Cumulative effect of change in accounting
  for income taxes                                0.14            ---           ---             ---             ---
                                               --------       --------       -------       ---------       ---------
Net income (loss) per common share             $  0.32        $ (0.33)       $  0.25       $   0.11        $   0.37
                                               ========       ========       ========      =========       =========
Shares used to calculate diluted per common
  share amounts                                  8,267          8,290          8,300          8,663          13,138
                                               ========       ========       ========      =========       =========

                                                                     Years Ended December 31,
                                               ------------------------------------------------------------------
BALANCE SHEET DATA:                             1993           1994           1995           1996           1997
                                                ----           ----           ----           ----           ----
Cash and cash equivalents                      $ 1,404        $ 1,048        $  1,456       $  6,572       $  6,557
Working capital                                 15,738         18,412          20,622         25,499         39,031
Total assets                                    57,427         61,481          61,800        134,941        157,983
Long-term debt                                  19,153         24,330          22,925         64,298         23,237
Shareholders' equity                            31,681         29,178          31,291         39,734        106,320

(1) The 1994 results include restructuring costs of $460,000 associated with the closing of unprofitable patient-care centers and a loss from the disposal of assets of $2.2 million resulting from the sale of the Company's southern California patient-care centers. The 1996 results include acquisition and integration costs of $2.5 million incurred in connection with the purchase of JEH effective November 1, 1996.

(2) Loss from discontinued operations consists of the loss from discontinued operations and the sale of the discontinued operation of the Company's Apothecaries, Inc. subsidiary, the assets of which were sold in 1994.

(3) During the fourth quarter of 1997, the Company adopted the provisions of SFAS 128 and, as required, has restated all prior period per common share data. Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants and are calculated using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The significant growth in the Company's O&P professional practice management net sales has resulted from an aggressive program of acquiring and developing O&P patient-care centers. Similarly, growth in the Company's O&P distribution and manufacturing net sales is attributable primarily to acquisitions. At December 31, 1997, the Company operated 213 patient-care centers, six distribution facilities, three of which contain central fabrication operations, and two manufacturing facilities.

SEASONALITY

      The   Company's   results  of   operations   are  affected  by  seasonal
considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first quarter of each year, together with a greater degree of patients' sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have contributed to lower Company net sales during that quarter.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's statements of operations as a percentage of the Company's net sales:

                                                                       Historical
                                                            For the Years Ended December 31,
                                                      --------------------------------------------
                                                      1995               1996             1997
                                                      ----               ----             ----
Net Sales                                             100.0%             100.0%           100.0%
Cost of products and services sold                     46.8               48.2             50.5
Gross profit                                           53.2               51.8             49.5
Selling, general and administrative                    36.9               36.7             33.7
Depreciation and amortization                           3.8                3.0              2.0
Acquisition and integration costs                       ---                3.7              ---
Amortization of excess cost over net
 assets acquired                                        1.3                1.2              1.2
Income from operations                                 11.1                7.0             12.6
Interest expense                                        3.9                3.8              3.4
Income before taxes and extraordinary item              7.0                3.0              9.0
Income taxes                                            2.9                1.3              3.8
Net income                                              4.1                1.5              3.4

YEARS ENDED DECEMBER 31, 1997 AND 1996

      NET SALES. Net sales for the year ended December 31, 1997 were approximately $145.6 million, an increase of approximately $78.8 million, or 118%, over net sales of approximately $66.8 million for the year ended December 31, 1996. The increase was primarily a result of: (i) the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") on November 1, 1996, as well as other acquisitions during 1997, and (ii) an 11.7% increase in net sales attributable to patient-care centers and facilities operating during both periods.

      GROSS PROFIT. Gross profit in 1997 was approximately $37.5 million, or 108%, over the prior year. The cost of products and services sold for the year ended December 31, 1997, was $73.5 million compared to $32.2 million in 1996. Gross profit as a percentage of net sales for patient-care service was 55.1% in the years ended December 31, 1996 and 1997. Gross profit as a percentage of net sales for manufacturing and distribution was 44.9% and 16% for those years, respectively. The total Company gross profit as a percent of net sales declined from 51.8% in 1996 to 49.5% in 1997. The 2.3% decrease in the Company's gross profit as a percentage of net sales is primarily attributable to the acquisition of JEH, which operated a large distribution division that had lower gross profit margins than patient-care services.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in 1997 increased approximately $24.5 million, or 99.9%, compared to 1996. The increase in selling, general and administrative expenses was primarily a result of the acquisition of JEH and other acquisitions. Selling, general and administrative expenses as a percent of net sales decreased to 33.7% in 1997 from 36.7% in 1996. The selling, general and administrative expenses as a percentage of net sales decreased primarily as a result of cost cutting measures completed during the fourth quarter of 1996 and the first six months of 1997.

      INCOME FROM CONTINUING OPERATIONS. Principally as a result of the above, income from operations in 1997 totalled approximately $18.3 million, an increase of $13.6 million, or 290.0%, over the prior year. Income from operations as a percentage of net sales increased to 12.6% in 1997 from 7.0% in 1996.

      INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 was approximately $4.9 million, an increase of approximately $2.4 million, or 93.6%, over the approximately $2.5 million of interest expense incurred during 1996. Interest expense as a percent of net sales decreased to 3.4% in 1997 from 3.8% for 1996. The increase in interest expense was primarily attributable to the increase in bank debt resulting from the acquisition of JEH in November 1996, which was offset in part by the repayment of bank debt out of the proceeds of the public equity offering in the third quarter of 1997.

      INCOME TAXES. The Company's effective tax rate was 42% in 1997 versus 45% in 1996. The decrease in 1997 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income in 1996.

      EXTRAORDINARY ITEM. A pre-tax extraordinary item of $4.6 million ($2.7 million, net of tax benefit) in 1997, represents entirely a write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.3 million of bank debt from the net proceeds of the third quarter public equity offering.

      NET INCOME. As a result of the above, the Company recorded net income from operations before extraordinary item of $7.6 million for the year ended December 31, 1997, compared to $1.1 million for the prior year. A pre-tax extraordinary item of $4.6 million ($2.7 million, net of tax benefit) on early extinguishment of debt was recognized in 1997 compared to $139,000 ($83,000, net of tax benefit) in 1996. Both extraordinary items were in connection with refinancings of bank indebtedness.

      As a result of the above, the company reported net income of $4.9 million, or $.42 per common dilutive share, for the year ended December 31, 1997, as compared to net income of $998,000, or $.11 per common dilutive share, for the year ended December 31, 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995

      NET SALES. Net sales for the year ended December 31, 1996 were approximately $66.8 million, an increase of approximately $14.3 million, or 27.3%, over net sales of approximately $52.5 million for the year ended December 31, 1995. The increase was primarily a result of: (i) an increase of $12.1 million attributable to the acquisition of JEH; and (ii) an increase of $2.2 million, or an increase of 5.6%, in net sales attributable to patient-care  centers  and  facilities  that  were in  operation  during  both periods. Of the $2.2 million increase in net sales, $1.8 million was attributable to patient-care centers and $293,000 was attributable to manufacturing and distribution activities.

      GROSS PROFIT. Gross profit in 1996 increased approximately $6.7 million, or 23.9%, over the prior year. Gross profit as a percentage of net sales decreased from 53.2% in 1995 to 51.8% in 1996. The 1.4% decrease in gross profit as a percentage of net sales is primarily attributable to the acquisition of JEH, which operated a large distribution division that had lower gross profit margins than patient-care services. The cost of products and services sold for the year ended December 31, 1996, was $32.2 million compared to $24.6 million in 1995.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1996 increased approximately $5.2 million, or 26.8%, compared to 1995. The increase in selling, general and administrative expenses was primarily a result of the acquisition of JEH. Selling, general and administrative expenses as a percentage of net sales stayed approximately the same at 37%.

      ACQUISITION AND INTEGRATION COSTS. Non-recurring acquisition and integration costs totaling $2.5 million in 1996 consisted of: (i) $1.3 million of bonuses and legal and consulting expenses incurred to acquire JEH; and (ii) $1.2 million of costs to integrate the operations of JEH with the Company, including costs of severance and the conversion of its health insurance plan and computer systems.

      INCOME FROM OPERATIONS. Principally as a result of the above, income from operations in 1996 totalled approximately $4.7 million, a decrease of $1.1 million from the prior year. Income from operations as a percentage of net sales in 1996 decreased to 7.0% from 11.1% in 1995.

      INTEREST EXPENSE. Interest expense for the year ended December 31, 1996 was approximately $2.5 million, which is an increase of $490,000, or 23.9%, over the $2.1 million of interest expense incurred during the year ended December 31, 1995. The increase in interest expense was primarily attributable to the increase in bank debt resulting from the acquisition of JEH. Interest expense as a percentage of net sales was 3.8% for the year ended December 31, 1996, compared to 3.9% for 1995.

      INCOME TAXES. The Company's effective tax rate was 45% in 1996 versus 42% in 1995. The increase in 1996 reflects both the recognition of a state deferred tax benefit in 1995, which did not occur in 1996, and the disproportionate impact of permanent differences in relation to taxable income.

      NET INCOME. As a result of the above, the Company reported income from operations before extraordinary item and accounting change of $1.1 million for the year ended December 31, 1996, compared to $2.1 million for the prior year. A pre-tax extraordinary item of $139,000 ($83,000, net of tax) on early extinguishment of debt was recognized in 1996 in connection with the Company's refinancing of bank indebtedness.

      As a result of the above, the Company reported net income of $998,000, or $.11 per common dilutive share, for the year ended December 31, 1996, as compared to net income of $2.1 million, or $.25 per common dilutive share, for the year ended December 31, 1995.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's consolidated working capital at December 31, 1997 was approximately $39.0 million and cash and cash equivalents available were approximately $6.6 million. It is anticipated that such cash resources will adequately meet the Company's working capital requirements during at least the next 18 months.

      In November 1996, the Company entered into a new Credit Agreement (the "Credit Agreement") with a syndication of banks which provided for: (i) an "A-Term Loan" in the principal amount of $29.0 million; (ii) a "B-Term Loan" in the principal amount of $28.0 million; (iii) a $25.0 million Acquisition Loan Commitment; and (iv) an $8.0 million Revolving Loan Commitment.

      The Credit Agreement provided for an initial commitment fee of 2.625% on the total $90.0 million facility and an annual fee of .5% per year on the aggregate unused portion of the Credit Agreement. As of December 31, 1997, the Company had no outstanding borrowings on either the Acquisition or Revolving Loan Commitments.

      In November 1996, the Company also entered into a Senior Subordinated Note Purchase Agreement providing for the issuance of $8,000,000 principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes"), in connection with which the Company issued detachable warrants to purchase 1,600,000 shares to noteholders. This transaction resulted in the Company recording a debt discount of $2,038,500 which was being amortized over the life of the notes.

      The Company used the proceeds of the A-Term Loan, B-Term Loan and Senior Subordinated Notes to finance the acquisition of JEH and to repay all amounts then outstanding under the Company's former Revolving credit facility, Senior Financing Facility, the 8.5% Convertible Junior Subordinated Note and the 8.25% Convertible Junior Subordinated Note. In connection with this transaction, the Company recorded an extraordinary charge of $139,000 ($83,000, net of tax benefit) for the write-off of unamortized discounts and financing costs, in 1996.

      During July and August of 1997, the Company sold 5,750,000 shares of Common Stock in a underwritten public offering at $11.00 per share resulting in approximately $58.3 million of net proceeds to the Company.

      The  Company  applied  the net  proceeds  of the public  offering to the repayment of the Senior Subordinated Notes and certain indebtedness outstanding under the Credit Agreement. Upon repayment of this debt and the Credit Agreement being substantially modified, the Company recorded an extraordinary item of $4.6 million ($2.7 million net of tax benefit).

      The modified Credit Agreement is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

      The Company's total debt at December 31, 1997, including a current portion of approximately $5.7 million, was approximately $29.0 million. Such indebtedness included: (i) $17.2 million of Credit Agreement A-Term and B-Term Loans; and (ii) a total of $11.8 million of other indebtedness.

      The remainder of the A-Term Loan, the $25,000,000 Acquisition Loan Commitment and the 8,000,000 Revolving Loan Commitment bear base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. As of December 31, 1997, $8.6 million was outstanding on the A-Term Loan which is being amortized in quarterly amounts and will mature on December 31, 2001.

      The remainder of the B-Term Loan bears base interest at the Company's option of either LIBOR plus 2.75% or the Bank's prime rate plus 1.75%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. As of December 31, 1997, $8.6 million was outstanding on the B-Term Loan which is being amortized in quarterly amounts and will mature on December 31, 2003.

      All or any portion of outstanding loans under the Credit Agreement may be repaid at any time and commitments may be terminated in whole or in part at the option of Hanger without premium or penalty, except that LIBOR-based loans may only be repaid at the end of the applicable interest period. Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances.

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Senior Financing Facilities. At December 31, 1997, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of up to $27.0 million. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7.0%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. All other debt accrues interest at a fixed rate.

      As a result of the Company's repayment of the Senior Subordinated Notes, the warrant for 1,600,000 shares previously issued by the Company in conjunction with the Senior Subordinated Notes were amended to reflect the reduction in the aggregate number of shares of Company Common Stock issuable upon exercise of the Warrants to 720,000 shares. These detachable warrants have an exercise price equal to $4.01 as to 418,365 shares, and $6.38 as to 301,635 shares.

      During 1996, the Company acquired one orthotic and prosthetic company, JEH, pursuant to the terms of a Merger Agreement. Under the terms of the agreement, which became effective on November 1, 1996, the Company paid JEH shareholders $44.0 million in cash and issued 1.0 million shares of Company Common Stock and paid an additional $1.8 million to the former JEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment.

      During 1997, the Company acquired nine O&P companies and the remaining 20% interest of its majority owned subsidiary, Columbia Brace, for an aggregate consideration, excluding potential earn-out provisions, of $22.5 million. These O&P companies, which operate 29 patient-care centers and employ 175 employees, had combined net sales of $18.2 million in the year ended December 31, 1997.

      The Company plans to finance future acquisitions through internally generated funds or borrowings under the Acquisition Loans, the issuance of notes or shares of Common Stock of the Company, or through a combination thereof.

      Capital expenditures during 1997 approximated $2.6 million.

      NEW ACCOUNTING STANDARDS. Effective January 1, 1998 the Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      The Company will adopt the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" effective with the financial statements for the year ended December 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      OTHER. Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

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

      The Company's management believes that its major financial and manufacturing applications are year 2000 compliant. The company expects no material impact on its internal information systems from the year 2000 issue. The Company has recently initiated communications with its significant suppliers to determine the extent that the Company may be impacted by third parties' failure to address the issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K.

          (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

               (1)   FINANCIAL STATEMENTS:

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1996
  and 1997

Consolidated  Statements of Income for the years ended December 31, 1995, 1996 and 1997

Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1995, 1996 and 1997

Consolidated  Statements of Cash Flows for the years ended  December 31, 1995,
  1996 and 1997

Notes to Consolidated Financial Statements

               (2)   FINANCIAL STATEMENTS SCHEDULE:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

          (b)  REPORTS ON FORM 8-K:

               No Forms 8-K were filed during the quarter ended December 31, 1997.

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

   10(n) 1991 Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-48265).)*

   10(o) 1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191).)*

   10(p) Employment and Non-Compete Agreement, dated as of November 1, 1996, and Amendment No. 1 thereto, dated January 1, 1997, between the Registrant and H.E. Thranhardt. (Incorporated herein by reference to Exhibit 10(p) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                1996).*

   10(q) Employment and Non-Compete Agreement, dated as of November 1, 1996, between the Registrant and John McNeill. (Incorporated herein by reference to Exhibit 10(q) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                1996).*

   10(r) Employment and Non-Compete Agreement, dated as of November 1, 1996, between the Registrant and Alice Tidwell. (Incorporated herein by reference to Exhibit 10(r) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                1996).*

   10(s) Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopaedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)

   10(t) Asset purchase Agreement, dated as of May 8, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997.)

   10(u) Second Amendment, dated June 25, 1997, to Credit Agreement, dated November 1, 1996, among Hanger Orthopedic Group, Inc., various banks and Banque Paribas, as agent. (Incorporated herein by reference to Exhibit 10(r) to the Registrant's Registration Statement on Form S-2 (File No. 333-30193).)

   10(v)        Asset Purchase Agreement, dated as of November 3, 1997, by and
                between   Hanger   Prosthetics  &  Orthotics,   Inc.,   Morgan
                Prosthetic-Orthotics, Inc. and Dan Morgan.

   10(w) Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger

                Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger.

   22           List of Subsidiaries of the Registrant.

   24           Consent of Coopers & Lybrand L.L.P.

   27           Financial Data Schedule for the year ended December 31, 1997

   27.1         Restated  Financial  Data  Schedule for the quarter ended June
                30, 1997

   27.2         Restated   Financial  Data  Schedule  for  the  quarter  ended
                September 30, 1997

   27.3         Restated  Financial  Data Schedule for the year ended December
                31, 1995

*     Management contract or compensatory plan

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HANGER ORTHOPEDIC GROUP, INC.


Dated:  March 28, 1998                        By: /s/IVAN R. SABEL
                                                  -----------------------------
                                                  Ivan R. Sabel, CPO
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated:  March 28, 1998                        By: /s/RICHARD A. STEIN
                                                  -----------------------------
                                                  Richard A. Stein
                                                  Vice President - Finance
                                                  (Principal Financial and
                                                   Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 28, 1998                        By: /s/IVAN R. SABEL
                                                  -----------------------------
                                                  Ivan R. Sabel, CPO
                                                  Chief Executive Officer
                                                  and Director (Principal
                                                  Executive Officer)


Dated:  March 28, 1998                        By: /s/RICHARD A. STEIN
                                                  -----------------------------
                                                  Richard A. Stein
                                                  Vice President - Finance,
                                                  Treasurer and Secretary
                                                  (Principal Financial and
                                                   Accounting Officer)


Dated:  March 28, 1998                            /s/MITCHELL J. BLUTT, M.D.
                                                  -----------------------------
                                                  Mitchell J. Blutt, M.D.
                                                  Director

Dated: March 28, 1998                             /s/EDMOND E. CHARRETTE, M.D.
                                                  -----------------------------
                                                  Edmond E. Charrette, M.D.
                                                  Director


Dated: March 28, 1998                             /s/THOMAS P. COOPER, M.D.
                                                  -----------------------------
                                                  Thomas P. Cooper, M.D.
                                                  Director


Dated:    March 28, 1998                          /s/ROBERT J. GLASER, M.D.
                                                  -----------------------------
                                                  Robert J. Glaser, M.D.
                                                  Director


Dated:    March 28, 1998                          /s/JAMES G. HELLMUTH
                                                  -----------------------------
                                                  James G. Hellmuth
                                                  Director


Dated:    March 28, 1998                          /s/WILLIAM L. MCCULLOCH
                                                  -----------------------------
                                                  William L. McCulloch
                                                  Director


Dated:    March 28, 1998                          /s/H.E. THRANHARDT, CPO
                                                  -----------------------------
                                                  H.E. Thranhardt, CPO
                                                  Director

                         INDEX TO FINANCIAL STATEMENTS
HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants                                      F-1

Consolidated balance sheets as of December 31, 1996
 and 1997                                                              F-2

Consolidated statements of income for the years
  ended December 31, 1995, 1996 and 1997                               F-4

Consolidated statements of changes in shareholders'
  equity for the years ended December 31, 1995,
  1996 and 1997                                                        F-5

Consolidated statements of cash flows for the years
  ended December 31, 1995, 1996 and 1997                               F-6

Notes to Consolidated Financial Statements                             F-7

FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants                                      S-1

Schedule II - Valuation and Qualifying Accounts                        S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Hanger
  Orthopedic Group, Inc.

We have audited the accompanying consolidated balance sheets of Hanger Orthopedic Group, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanger Orthopedic Group, Inc., and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                    -----------------------------
                                                                        1996             1997
                                                                    -------------     -----------
                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $6,572,402         $6,557,409
     Accounts receivable, less allowances for doubtful accounts of $2,478,800 and $4,871,000 in 1996 and
        1997, respectively                                            24,321,872         31,145,327
     Inventories                                                      15,916,638         17,445,476
     Prepaid and other assets                                          1,595,169          4,260,656
     Deferred income taxes                                             3,159,280          2,127,185
                                                                    -------------      -------------
        Total current assets                                          51,565,361         61,536,053
                                                                    -------------      -------------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                              4,269,045          4,269,045
     Buildings                                                         8,017,547          8,326,732
     Machinery and equipment                                           6,275,307          7,591,821
     Furniture and fixtures                                            2,095,900          2,378,808
     Leasehold improvements                                            2,139,207          3,142,244
                                                                    -------------      -------------
                                                                      22,797,006         25,708,650
     Less accumulated depreciation and amortization                    5,497,809          7,538,385
                                                                    -------------      -------------
                                                                      17,299,197         18,170,265
                                                                    -------------      -------------

INTANGIBLE ASSETS
     Excess cost over net assets acquired                             63,935,447         81,150,328
     Non-compete agreements                                            1,981,329          2,236,979
     Other intangible assets                                           6,152,607          3,221,912
                                                                    -------------      -------------
                                                                      72,069,383         86,609,219
     Less accumulated amortization                                     6,917,960          9,101,531
                                                                    -------------      -------------
                                                                      65,151,423         77,507,688
                                                                    -------------      -------------

OTHER ASSETS
     Other                                                               925,446            768,604
                                                                    -------------      -------------

TOTAL ASSETS                                                        $134,941,427       $157,982,610
                                                                    =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                -----------------------------
                                                                                    1996             1997
                                                                                -------------     -----------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                          $  4,902,572      $  5,747,865
     Accounts payable                                                              4,141,993         3,827,338
     Accrued expenses                                                              7,815,028         3,597,104
     Customer deposits                                                               578,219         1,145,001
     Accrued compensation related cost                                             8,321,395         8,037,805
     Deferred revenue                                                                306,998           150,418
                                                                                -------------     -------------
        Total current liabilities                                                 26,066,205        22,505,531
                                                                                -------------     -------------
Long-term debt                                                                    64,297,801        23,237,321
Deferred income taxes                                                              2,377,627         3,405,833
Other liabilities                                                                  2,188,278         2,210,445
Mandatorily redeemable preferred stock class C, 300 shares authorized,
     liquidation preference of $500 per share (See Note M)                           277,701           303,753
Mandatorily redeemable preferred stock class F, 100,000 shares authorized, liquidation preference of $1,000 per share (See Note M)
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 25,000,000 shares authorized,
        9,449,129 and 15,670,100 shares issued and 9,315,634 and
        15,536,605 shares outstanding in 1996 and 1997, respectively                  94,492           156,702
     Additional paid-in capital                                                   41,008,363       102,585,837
     Retained earnings (accumulated deficit)                                        (713,478)        4,232,750
                                                                                -------------     -------------
                                                                                  40,389,377       106,975,289
     Treasury stock, cost -- (133,495 shares)                                       (655,562)         (655,562)
                                                                                  39,733,815       106,319,727
                                                                                -------------     -------------
TOTAL LIABILITES & SHAREHOLDERS' EQUITY                                         $134,941,427      $157,982,610
                                                                                -------------      ------------

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       For the Years Ended December 31,

                                                                           1995             1996             1997
                                                                       -------------    -------------   -------------
Net sales                                                              $ 52,467,899     $ 66,805,944    $145,597,876
Cost of products and services sold                                       24,572,089       32,233,373      73,533,398
                                                                       -------------    -------------   -------------
Gross profit                                                             27,895,810       34,572,571      72,064,478
Selling, general and administrative                                      19,361,701       24,549,802      49,075,956
Depreciation and amortization                                             2,005,113        2,016,390       2,870,539
Amortization of excess cost over net assets acquired                        686,275          832,075       1,810,283
Acquisition costs                                                                          1,297,819
Integration costs                                                                          1,181,694
                                                                       -------------    -------------   -------------
Income from operations                                                    5,842,721        4,694,791      18,307,700
Interest expense                                                         (2,056,140)      (2,546,561)     (4,932,385)
Other expense, net                                                         (106,644)        (177,216)       (209,296)
                                                                       -------------    -------------   -------------
Income before taxes and extraordinary item                                3,679,937        1,971,014      13,166,019
Provision for income taxes                                                1,544,498          889,886       5,526,000
                                                                       -------------    -------------   -------------
Income before extraordinary item                                          2,135,439        1,081,128       7,640,019
Extraordinary loss on early extinguishment of debt, net of tax benefit                       (83,234)     (2,693,791)
                                                                       -------------    -------------   -------------
Net income                                                             $  2,135,439     $    997,894    $  4,946,228
                                                                       =============    =============   =============
Income before extraordinary item applicable to common stock            $  2,113,640     $  1,057,313    $  7,613,967
                                                                       =============    =============   =============

 Basic Per Common Share Data
 ---------------------------
Income before extraordinary item                                              $0.25            $0.12           $0.65
Extraordinary item, net of tax benefit                                                         (0.01)          (0.23)
                                                                       -------------    -------------   -------------
Net income                                                                    $0.25            $0.11           $0.42
                                                                       =============    =============   =============

Shares used to compute basic per common share amounts                     8,290,544        8,469,645      11,792,892

Diluted Per Common Share Data
-------------------------------------
Income before extraordinary item                                              $0.25            $0.12           $0.58
Extraordinary item, net of tax benefit                                                         (0.01)          (0.21)
                                                                       -------------    -------------   -------------
Net income                                                                    $0.25            $0.11           $0.37
                                                                       =============    =============   =============

Shares used to compute diluted per common share amounts                   8,299,516        8,663,161      13,138,377


The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1995, 1996 and 1997

                                                                             Retained
                                                              Additional     Earnings
                                      Common       Common       Paid in    (Accumulated     Treasury
                                      Shares       Stock        Capital       Deficit)       Stock        Total
                                    -----------  ---------   -------------  ------------   ----------   ------------
Balance, December 31, 1994           8,290,544   $ 84,241    $ 33,595,857   ($3,846,811)   ($655,562)   $ 29,177,725
Preferred dividends declared                                      (21,799)                                   (21,799)
Net Income                                                                    2,135,439                    2,135,439
                                    -----------  ---------   -------------  -------------  ----------   -------------
Balance, December 31, 1995           8,290,544     84,241      33,574,058    (1,711,372)    (655,562)     31,291,365
                                    -----------  ---------   -------------  -------------  ----------   -------------
Preferred dividends declared                                      (23,815)                                   (23,815)
Net Income                                                                      997,894                      997,894
Issuance of Common Stock in
    connection with the exercise
    of stock options                    13,758        138          46,733                                     46,871
Issuance of Common Stock in
    connection with the exercise
    of stock warrants                   11,332        113            (113)
Issuance of Common Stock in
    connection with the purchase
    of JEH                           1,000,000     10,000       5,240,000                                  5,250,000
Issuance of Warrants in
    connection with the purchase
    of JEH                                                        133,000                                    133,000
Issuance of Warrants in
    connection  with the Senior
    Subordinated Note Agreement                                 2,038,500                                  2,038,500
                                    -----------  ---------   -------------  -------------  ----------   -------------
Balance, December 31, 1996           9,315,634     94,492      41,008,363       (713,478)   (655,562)     39,733,815
                                    -----------  ---------   -------------  -------------  ----------   -------------
Preferred dividends declared                                      (26,052)                                   (26,052)
Net Income                                                                     4,946,228                   4,946,228
Issuance of Common Stock in
  connection with the exercise
  of stock options                     395,277      3,953       2,823,194                                  2,827,147
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                     11,694        117            (117)
Issuance of Common Stock in
   connection with the purchase
   of Fort Walton Mobile                64,000        640         499,360                                    500,000
Issuance of Common Stock in
  Public Offering                    5,750,000     57,500      58,281,089                                 58,338,589
                                    -----------  ---------   -------------  -------------  ----------   -------------
Balance, December 31, 1997          15,536,605   $156,702    $102,585,837   $  4,232,750   ($655,562)   $106,319,727
                                    ===========  =========   =============  =============  ==========   =============


The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       For the Years Ended December 31,


                                                                                      1995              1996             1997
                                                                                 ---------------   ---------------  ---------------
Cash flow from operating activities:
    Net income                                                                   $ 2,135,439       $   997,894      $  4,946,228
Adjustments to reconcile net income to net cash provided by
    operations:
    Provision for bad debt                                                         1,008,731         1,629,065         5,613,076
    Provision for inventory reserves                                                                                   1,160,000
    Depreciation and amortization                                                  2,005,113         2,016,390         2,870,539
    Amortization of excess cost over net assets acquired                             686,275           832,075         1,810,283
    Amortization of debt discount                                                                       42,469           152,065
    Deferred taxes                                                                   631,899          (684,119)        2,060,301
    Extraordinary loss on early extinguishment of debt                                                 138,724         4,644,491
    Changes in assets and liabilities, net of effects from acquired companies:
       Accounts receivable                                                        (1,922,572)       (2,772,619)       (9,380,532)
       Inventories                                                                  (800,933)          737,104        (1,068,769)
       Prepaid and other assets                                                      108,112          (199,638)       (2,586,738)
       Other assets                                                                  151,367            27,342           176,083
       Accounts payable                                                               48,462           361,441        (1,326,067)
       Accrued expenses                                                             (618,105)          709,638        (1,000,414)
       Accrued wages & payroll taxes                                                  72,272         1,942,581          (400,575)
       Customer deposits                                                              97,036            88,461           576,240
       Deferred revenue                                                               82,897           126,411          (156,580)
       Other liabilities                                                              35,628           (66,459)           22,167
                                                                                  -----------      ------------     -------------
Net cash provided by operating activities                                          3,721,621         5,926,760         8,111,798
                                                                                  -----------      ------------     -------------

Cash flow from investing activities:
    Purchase of fixed assets                                                        (934,798)       (1,239,364)       (2,581,424)
    Acquisitions, net of cash                                                       (273,939)      (37,671,754)      (15,800,077)
    Purchase of patent                                                               (70,552)          (31,840)          (88,671)
    Purchase of non-compete agreements                                               (35,000)         (200,000)         (255,650)
    Decrease in other intangibles                                                    (24,321)           (7,596)
                                                                                  -----------      ------------     -------------
Net cash used in investing activities                                             (1,338,610)      (39,150,554)      (18,725,822)
                                                                                  -----------      ------------     -------------
Cash flow from financing activities:
    Net (repayments) under revolving credit agreement                               (100,000)      (12,700,000)
    Proceeds from the sale of Common Stock                                                              46,871        61,165,736
    Proceeds from long-term debt                                                                    65,000,000         8,256,000
    Repayment of debt                                                             (1,882,706)      (11,040,029)      (58,781,418)
    (Increase) decrease in financing costs                                             7,619        (2,966,951)          (41,287)
                                                                                  -----------      ------------     -------------
Net cash provided by (used in) financing activities                               (1,975,087)       38,339,891        10,599,031
                                                                                  -----------      ------------     -------------
Increase (decrease) in cash and cash equivalents                                     407,924         5,116,097           (14,993)
Cash and cash equivalents at beginning of year                                     1,048,381         1,456,305         6,572,402
                                                                                  -----------      ------------     -------------
Cash and cash equivalents at end of year                                          $1,456,305       $ 6,572,402      $  6,557,409
                                                                                  ===========      ============     =============


The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

      Hanger Orthopedic Group, Inc. is one of the nation's largest professional practice management companies in the O&P rehabilitation industry. In addition to providing O&P patient-care services through its operating subsidiaries, the Company also manufactures and distributes components and finished patient-care products to the O&P industry primarily in the United States. Hanger's largest subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS: At December 31, 1996 and 1997, the carrying value of financial instruments such as cash and cash equivalents, trade receivables, trade payables, and debt approximates fair value.

      INVENTORIES: Inventories, which consist principally of purchased parts, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

      LONG-LIVED ASSET IMPAIRMENT: The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, then the loss is recognized in the income statement.

      PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of income. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 20 years. Depreciation expense was approximately $1,136,000, $1,288,000 and $2,173,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

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

      CREDIT RISK: The Company primarily provides services and customized devices throughout the United States and is reimbursed by the patients' third-party insurers or governmentally funded health insurance programs. The Company performs ongoing credit evaluations of its distribution customers. The accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company's customers and future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

      INCOME TAXES: Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

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

      NEW ACCOUNTING STANDARDS: Effective January 1, 1998 the Company will adopt the provisions of SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS 130 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      The Company will adopt the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" effective with the financial statements for the year ended December 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      RECLASSIFICATIONS:   Certain  previously   reported  amounts  have  been
reclassified to conform with the current year presentation.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

          The following are the supplemental disclosure requirements for the statements of cash flows:

                                                                         For the Years Ended December 31,
                                                                  --------------------------------------------
                                                                  1995               1996             1997
                                                                  ----               ----             ----

Cash paid during the period for:
   Interest                                                      $2,166,877          $2,273,629       $5,361,176
   Income taxes                                                     712,800           1,893,990        2,469,000
Non-cash financing and investing activities:
Preferred dividends declared                                         21,799              23,815           26,052
Issuance of notes in connection with acquisition                    175,000                            8,314,200
Issuance of Common Stock in connection with acquisition                               5,250,000          500,000
Issuance of warrants in connection with acquisition                                     133,000
Issuance of warrants in connection with Senior Subordinated
 Notes                                                                                2,038,500
Issuance of Common Stock in connection with exercise of
 warrants/options                                                                           113              117
Change in goodwill resulting from reduction in estimated
 acquisition costs                                                                                     3,236,552

NOTE D - ACQUISITIONS

      During 1996, the Company acquired one orthotic and prosthetic company, J.E. Hanger, Inc. of Georgia ("JEH"), pursuant to the terms of a Merger Agreement. As of the acquisition date, JEH, headquartered in Alpharetta, Georgia, operated 94 patient-care centers and five warehouses located primarily in the Mid-Atlantic and Southeastern United States. Under the terms of the agreement, which became effective on November 1, 1996, the Company paid JEH shareholders $44.0 million in cash and issued 1.0 million shares of Company Common Stock and paid an additional $1,783,000 to the former JEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment. In addition the Company issued 35,000 warrants to one JEH noteholder in order to facilitate assumption of this debt under the same terms and conditions that had existed prior to the acquisition.

      During 1997, the Company acquired nine orthotic and prosthetic companies and the remaining 20% interest of its majority owned subsidiary, Columbia Brace. The aggregate purchase price, excluding potential earn-out provisions was $22,529,200 comprised of $13,715,000 in cash, $8,314,200 in promissory notes and 64,000 shares of Common Stock of the Company valued at $500,000. The notes are payable over two to five years with interest rates ranging from 6% to 8%. The cash portion of these acquisitions was borrowed under the Company's acquisition loan facility.

      All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Excess cost over net assets acquired in these acquisitions amounting to approximately $36,699,000 and $20,451,000 in 1996 and 1997, respectively, are amortized using the straight-line method over 40 years.

      The following table summarizes the unaudited consolidated pro forma information, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                         1996              1997
                                                         ----              ----
       Net sales                                     $141,010,000       $156,946,000
       Income before extraordinary item                 1,546,000          7,772,000
       Net income                                       1,463,000          5,078,000
       Diluted income per common share before
        extraordinary item                                   $.15              $.59
       Diluted income per common share                       $.15              $.38

      The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

NOTE E - NET INCOME PER COMMON SHARE

      Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and stock warrants and are calculated using the treasury stock method.

      Earnings per share amounts have been restated in accordance with SFAS 128, "Earnings Per Share." This restatement did not result in a material change between diluted per share amounts and amounts previously reported. Earnings per share are computed as follows:

                                                                  Years Ended December 31,
                                                            1995           1996           1997
                                                            ----           ----           ----
Income before extraordinary item                         $2,135,439     $1,081,128      $7,640,019
Less preferred stock dividends declared                     (21,799)       (23,815)        (26,052)
                                                         -----------    -----------     -----------
Income available to common stockholders                  $2,113,640     $1,057,313      $7,613,967
                                                         ===========    ===========     ===========

Average shares of common stock
  outstanding used to compute basic per
  common share amounts                                    8,290,544      8,469,645      11,792,892
Effect of dilutive options                                    8,972        163,442         556,476
Effect of dilutive warrants                                                 30,074         789,009
Shares used to compute dilutive per                      -----------    -----------     -----------
  common share amounts                                    8,299,516      8,663,161      13,138,377
                                                         ===========    ===========     ===========

Basic income per common share before
  extraordinary item                                     $      .25     $     .12       $      .65
Diluted income per common share before
  extraordinary item                                     $      .25     $     .12       $      .58

      Options to purchase 528,750 shares of common stock at prices ranging from $11.31 per share to $13.25 per share were outstanding at December 31, 1997 but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares.

NOTE F - INVENTORY

      Inventories at December 31, 1996 and 1997 consist of the following:

                                                         1996              1997
                                                         ----              ----
      Raw materials                                   $ 7,504,442     $ 7,685,134
      Work in-process                                     831,632       1,437,946
      Finished goods                                    7,580,564       8,322,396
                                                      ------------    ------------
                                                      $15,916,638     $17,445,476

NOTE G - LONG-TERM DEBT

          Long-term debt consists of the following at December 31, 1996 and 1997:

                                                                   1996              1997
                                                                   ----              ----


      A-Term   Loan   Commitment    payable   in   quarterly
      installments   through  December  2001  with  interest
      payable monthly at the Company's  option of either the
      Bank's  prime  rate plus  1.75%,  or LIBOR  plus 2.75%
      (8.31% at December 31, 1996).                                $29,000,000

      B-Term   Loan   Commitment    payable   in   quarterly
      installments   through  December  2003  with  interest
      payable monthly at the Company's  option of either the
      Bank's prime rate plus 2.25%,  or the LIBOR plus 3.25%
      (8.81% at December 31, 1996).                                 28,000,000

      A-Term   Loan   Commitment    payable   in   quarterly
      installments   through  December  2001  with  interest
      payable monthly at the Company's  option of either the
      Bank's  prime  rate or  LIBOR  plus  additional  basis
      points  ranging from .25% to 2.50%  depending upon the
      Company's  leverage  ratio as defined in the agreement
      (7.0% at December 31, 1997).                                                   $ 8,567,704

      B-Term   Loan   Commitment    payable   in   quarterly
      installments   through  December  2003  with  interest
      payable monthly at the Company's  option of either the
      Bank's  prime  rate or  LIBOR  plus  additional  basis
      points  ranging from .50% to 2.75%  depending upon the
      Company's  leverage  ratio as defined in the agreement
      (7.25% at December 31, 1997).                                                    8,663,611

      8% Senior  Subordinated Notes with detachable warrants
      due  November  2004,  net of  unamortized  discount of
      $1,996,031, 11.19% effect interest rate.                       6,003,969

      Subordinated seller notes,  non-collateralized  net of
      unamortized  discount  of  $612,696  and  $444,776  at
      December  31,  1996  and  1997,   respectively,   with
      principle  and interest  payable in either  monthly or
      quarterly  installments  at effective  interest  rates
      ranging from 6% to 11%, maturing through January 2009          5,574,793        11,256,699

      Other  miscellaneous  obligations  with  principle and
      interest   payable   in  either   monthly   or  annual
      installments  at interest rates ranging from 6% to 10%
      maturing through December 2007                                   621,611           497,172
                                                                   -----------       -----------
                                                                    69,200,373        28,985,186
      Less current portion                                          4,902,572          5,747,865
                                                                   -----------       -----------
                                                                   $64,297,801       $23,237,321

      In November 1996, the Company entered into a new $90,000,000 Credit Agreement "Credit Agreement" with a syndication of banks which provided for a:
(i) "A Term Loan" in the principal amount of $29,000,000; (ii) "B Term Loan" in the principal amount of $28,000,000; (iii) $25,000,000 Acquisition Loan Commitment and; (iv) $8,000,000 Revolving Loan Commitment.

      The Credit Agreement provided for an initial commitment fee of 2.625% on the total $90,000,000 facility and an annual fee of .5% per year on the aggregate unused portion of the Credit Agreement. As of December 31, 1996, the Company had no outstanding balances on both the Acquisition and Revolving Loan Commitments.

      In November 1996, the Company also entered into a Senior Subordinated Note Purchase Agreement in the principal amount of $8,000,000 whereby the Company issued 1,600,000 warrants to noteholders. This transaction resulted in the Company recording a debt discount of $2,038,500 which was being amortized over the life of the notes.

      The Company used the proceeds of the A-Term Loan, B-Term Loan and Senior Subordinated Notes to finance the acquisition of JEH and to repay all amounts then outstanding under the Company's former Revolving credit facility, Senior Financing Facility, the 8.5% Convertible Junior Subordinated Note and the
8.25% Convertible Junior Subordinate Note. In connection with this transaction, the Company recorded an extraordinary charge of $138,724 ($83,234, net of tax benefit) for the write-off of unamortized discounts and financing costs, in 1996.

      During July and August of 1997, the Company sold 5,750,000 shares of Common Stock in a underwritten public offering at $11.00 per share resulting in approximately $58.3 million of net proceeds to the Company.

      The  Company  applied  the net  proceeds  of the public  offering to the repayment of the Senior Subordinated Notes and certain indebtedness outstanding under the Credit Agreement. Upon repayment of this debt and the Credit Agreement being substantially modified, the Company incurred an extraordinary loss of $4.6 million ($2.7 million net of tax benefit).

      The modified Credit Agreement is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

      The remainder of the A-Term Loan, the $25,000,000 Acquisition Loan Commitment and the 8,000,000 Revolving Loan Commitment bears base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. As of December 31, 1997, the Company had no outstanding balances on both the Acquisition and Revolving Loan Commitments.

      The remainder of the B-Term Loan bears base interest at the Company's option of either LIBOR plus 2.75% or the Bank's prime rate plus 1.75%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization.

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on amounts outstanding on its Credit Agreement. At December 31, 1997, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principle amount of up to $26,950,000. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

      Maturities of long-term debt, at December 31, 1997, are as follows:

                   1998                               $ 5,747,865
                   1999                                 4,952,369
                   2000                                 4,431,531
                   2001                                 4,553,149
                   2002                                 4,763,946
                   Thereafter                           4,536,326
                                                      -----------
                                                      $28,985,186

NOTE H - INCOME TAXES

      The provisions for income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

                                                 1995              1996              1997
                                                 ----              ----              ----
     Current:
           Federal                             $   541,626       $ 1,146,564       $ 3,067,546
                  State                            370,973           427,441           398,153
                                               ------------      ------------      ------------
          Total                                    912,599         1,574,005         3,465,699
          Deferred:
                  Federal and State                631,899          (684,119)        2,060,301
                                               ------------      ------------      ------------
          Provision for income taxes on
            income before extraordinary item     1,544,498           889,886         5,526,000
          Tax benefit from extra-
            ordinary item                                            (55,489)       (1,950,700)
                                               ------------      ------------      ------------
          Provision for income taxes           $ 1,544,498       $   834,397       $ 3,575,300
                                               ============      ============      ============

      A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                 1995              1996              1997
                                                 ----              ----              ----
     Federal statutory tax rate                $ 1,251,349       $   670,145       $ 4,608,106
          Increase (reduction) in taxes
            resulting from:
          State income taxes (net of
            federal effect)                        249,047            98,573           606,397
          Amortization of the excess cost
            over net assets acquired                92,777            92,777            95,506
          Valuation allowance                      (70,000)
          Other, net                                21,325            28,391           215,991
                                               ------------      ------------      ------------
          Provision for income taxes on
            income before extraordinary item     1,544,498           889,886         5,526,000
          Tax benefit from extraordinary
            item                                                     (55,489)       (1,950,700)
                                               ------------      ------------      ------------
          Provision for income taxes           $ 1,544,498       $   834,397       $ 3,575,300
                                               ============      ============      ============


      Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                                      1995              1996
                                                      ----              ----
          Deferred Tax Liabilities:
          Book basis in excess of tax               $   775,838       $   798,657
          Depreciation and amortization               2,498,527         3,212,106
                                                    ------------      ------------
                                                      3,274,365         4,010,763
                                                    ------------      ------------
          Deferred Tax Assets:
          Net operating loss, Federal                   319,039           276,272
          Net operating loss, States                    281,051             6,735
          Accrued expenses                            1,554,907         1,097,339
          Reserve for bad debts                         965,116            12,382
          Inventory capitalization and reserves         664,371         1,069,421
          Acquisition costs                             271,534           269,966
                                                    ------------      ------------
          Gross deferred tax assets                   4,056,018         2,732,115
                                                    ------------      ------------

          Net deferred tax assets (liabilities)     $   781,653       ($1,278,648)
                                                    ============      ============

      For Federal tax purposes at December 31, 1997, the Company has available approximately $789,000 of net operating loss carryforwards expiring from 1998 through 2007 and are subject to a limitation in their utilization of approximately $149,000 per year as a result of several changes in shareholder control.

      At December 31, 1995, the Company evaluated the realizability of the state net operating losses and, based upon projections of taxable income by state, concluded that a valuation allowance was not necessary. The remaining balance of the deferred tax assets should be realized through future taxable income and the reversal of taxable temporary differences.

NOTE I - DEFERRED COMPENSATION

      In conjunction with the JEH acquisition, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by JEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The accrual related to the deferred compensation arrangements amounted to approximately $1,985,000 and $2,099,000 at December 31, 1996 and 1997, respectively.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

NOTE K - OPERATING LEASES

      The Company leases office space under noncancellable operating leases. Certain of these leases contain escalation clauses based on the consumer price index. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 1997:

                   1998                               $ 4,169,000
                   1999                                 3,386,000
                   2000                                 2,803,000
                   2001                                 2,264,000
                   2002                                 1,388,000
                   Thereafter                           1,296,000
                                                      -----------
                                                      $15,306,000

      Rent expense was approximately $2,144,000, $2,554,000 and $4,509,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE L - PENSION AND PROFIT SHARING PLANS

      Previously, the Company had a 401(k) Saving and Retirement Plan (the "Plan") available to all employees of J.E. Hanger, Inc. ("J.E. Hanger"), a wholly-owned subsidiary of the Company. The Company matched the participant's contributions and made discretionary matching contributions. On January 1, 1993, the Company froze the Plan such that no new employees of J.E. Hanger were able to participate. On December 31, 1995, the Company terminated the Plan. There was no employer contribution made to the Plan in 1995.

      The Company maintains a separate defined contribution profit sharing and 401(k) plan ("JEH Plan") covering all the employees of JEH, a wholly-owned subsidiary of the Company acquired November 1, 1996. On this date, the Company froze the JEH Plan such that no new employees of JEH were able to participate. The Company did not incur any expense in connection with this plan during the years ended December 31, 1996 and 1997. On January 1, 1998 the JEH Plan was merged into the Company's 401(k) Savings and Retirement Plan.

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

      The 300 issued and outstanding shares of non-voting, non-convertible Class C preferred stock have an aggregate liquidation value equal to $150,000 plus accrued dividends at 9% and are required to be redeemed on February 1, 2000. Accrued dividends at December 31, 1996 and 1997, were $616,124 and $642,176, respectively.

      The 100,000 authorized shares of Class F preferred stock, accrues dividends cumulatively at 16.5% and is required to be redeemed prior to any other class of preferred stock, before September 1998, for the aggregate liquidation value of $1,000 per share, plus accrued dividends. As of December 31, 1996 and 1997, none of the Class F preferred stock was issued or outstanding.

NOTE N - WARRANTS AND OPTIONS

WARRANTS

      In November 1990, the Company entered into a $2,450,000 Note which required the Company, based on certain repayment provisions, to issue to an affiliate in 1991 warrants to purchase 297,883 and 322,699 shares of common stock at $4.16 and $7.65 per share, respectively. These warrants are exercisable through December 31, 2001. In May 1996, 71,969 warrants were exercised at $4.16 per share which resulted in the issuance of 11,332 shares. In May 1997, 77,964 warrants were exercised at $7.65 per share which resulted in the issuance of 11,694 shares.

      In November 1996, the Company issued warrants for 1.6 million shares of common stock to the holders of the Senior Subordinated Notes. In August 1997, the Company repaid these Notes with the proceeds from the public offering. In accordance with the Senior Subordinate Note Agreement, 880,000 warrants were terminated. The remaining 720,000 warrants provide that the noteholders may purchase 418,365 shares and 301,635 shares for $4.01 and $6.375, respectively. The warrants are exercisable through November 1, 2004.

      In November 1996, the Company issued warrants for 35,000 shares of common stock as an incentive to one JEH noteholder to allow the notes to be assumed by the Company under the same terms and conditions that had existed prior to the acquisition. In January 1997, the noteholder exercised the warrants and purchased 35,000 shares of common stock for $2.44 per share.

OPTIONS

      Under the Company's 1991 Stock Option Plan ("SOP"), 1,500,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. The number of shares available for grant at December 31, 1996 was 113,501. There were no shares available for grant at December 31, 1997. Under the SOP, options may be granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors and generally vest three years following grant and generally expire eight to ten years after grant.

      Under the Company's 1993 Non-Employee Director Stock Option Plan, 250,000 shares of Common Stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of Common Stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option will be equal to 100% of the fair market value of the Common Stock on the date of grant. Each option will vest at the rate of 25% each year for the first four years after the date of grant of the option and each such option expires ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder expires three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 1996 and 1997 were 130,000 and 95,000, respectively.

      In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded at the date of grant.

          The following is a summary of option transactions and exercise prices:

                                             Stock Option Plan                            Non-qualified Stock Options
                                 -----------------------------------------         -------------------------------------------
                                                 Price           Weighted                           Price           Weighted
                                 Shares          Per Share       Average            Shares          Per Share       Average
                                 ------          ---------       --------           ------          ---------       --------
  Outstanding at
   December 31, 1994            418,874        $6.00 to $12.25    6.57             130,000       $4.38 to $12.00     7.78
                              ==========                                           ========
  Granted                       171,918        $2.75 to $3.25     2.83              37,500          $ 3.00           3.00
  Terminated                    (57,291)       $6.00 to $12.25    7.20                 ---
                              ----------                                           --------
  Outstanding at
   December 31, 1995            533,501        $2.75 to $12.25    5.49             167,500       $3.00 to $12.00     6.81
                              ==========                                           ========
  Granted                       802,250        $3.50 to $6.125    5.54              30,000            $5.875         5.875
  Terminated                    (22,961)       $2.81 to $12.25    4.93                ---
  Exercised                      (7,508)            $2.81         2.81              (6,250)      $3.00 to $12.00     4.75
                              ----------                                           --------
  Outstanding at
   December 31, 1996          1,305,282        $2.75 to $12.25    5.54             191,250       $3.00 to $12.00     6.74
                              ==========                                           ========
  Granted                       675,000        $6.00 to $13.25    9.95              35,000            $8.75          8.75
  Terminated                    (34,984)       $2.81 to $13.25    6.69                ---
  Expired                                                                           (6,250)           $7.12          7.12
  Exercised                    (388,915)       $2.75 to $12.25    5.78             (19,375)      $3.00 to $6.52      4.91
                              ----------                                           --------
  Outstanding at
   December 31, 1997          1,556,383         $2.75 to $13.25   7.42             200,625       $3.00 to $12.00     7.27
                              ==========                                           ========

  Vested at December 31,
   1997                         322,347                                            120,625
                              ==========                                           ========


      The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Historically, the Company granted stock options at exercise prices equal to the fair market value of the stock on the date of grant for fixed stock options. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, "Accounting for Stock-Based Compensations" the Company's net income and earnings per share would have been reduced to the unaudited pro forma amounts indicated below:

                                                 1995              1996              1997
                                                 ----              ----              ----
          Net Income:           As reported    $2,135,439        $  997,894        $4,946,228
                                Pro Forma       2,017,179           745,714         4,010,102
          Diluted Income Per
            Common Share:       As reported          $.26              $.11              $.37
                                Pro Forma            $.24              $.08               $.31

          The following is a summary of stock options exercisable at December 31, 1995, 1996 and 1997, and their respective weighted-average share prices:

                                                                          Weighted-average
                                                     Number of Shares      Exercise Price
                                                     ----------------     ----------------
     Options exercisable December 31, 1995               396,043              $6.83
     Options exercisable December 31, 1996               525,282               6.45
     Options exercisable December 31, 1997               442,972               5.66

      The pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997:

                                                 1995              1996              1997
                                                 ----              ----              ----
          Expected term                           7                 7                 5
          Volatility factor                     120%              120%               58%
          Risk free interest rate                 6.8%              6.7%              6.3%
          Dividend yield                          0 %               0 %               0 %
          Fair value                             $2.51             $5.03             $4.99

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

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                                                   Options Outstanding                         Options Exercisable
                                    -------------------------------------------------   -------------------------------------
            Range of Exercise       Number of Options       Weighted Average            Number of Options   Weighted Average
                 Prices                and Awards        Remaining     Exercise Price      and Awards        Exercise Price
                                                         Life (Years)
         --------------------         ---------            ----      --------             --------          -------
         $  2.750 to $  3.500           207,130            7.79       $  3.19               75,463          $  3.08
         $  4.125 to $  4.125            74,086            8.22       $  4.13               21,558          $  4.13
         $  4.375 to $  6.000           240,250            7.42       $  5.82              110,250          $  5.75
         $  6.125 to $  6.125           665,417            8.89       $  6.13              157,076          $  6.13
         $  6.250 to $  6.250             5,000            5.70       $  6.25                5,000          $  6.25
         $  6.520 to $  8.750            40,625            9.31       $  8.68                  625          $  6.52
         $ 11.313 to $ 11.313           339,000            9.96       $ 11.31                    0          $  0.00
         $ 12.000 to $ 13.250           185,500            7.62       $ 12.72               73,000          $ 12.08
         --------------------         ---------            ----       -------              -------          -------
         $  2.750 to $ 13.250         1,757,008            8.60       $  7.41              442,972          $  6.40

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized unaudited quarterly financial data for the years ended December 31, 1996 and 1997 are:

                                                (Thousands Of Dollars Except Per Share Data)
                                                                 Quarter Ended
 1997                                            March 31    June 30  September 30   December 31
 ----                                            --------    -------  ------------   -----------
Net Sales                                        $30,950     $36,645     $38,840     $39,164
Gross Profit                                      14,720      18,323      19,059      19,963
Income before extraordinary item                     618       1,852       2,239       2,931
Extraordinary loss on early extinguishment
  of debt, net of tax benefit                                             (2,693)
Net income (loss)                                    618       1,852        (454)      2,931
DILUTED PER COMMON SHARE DATA (1)
Income before extraordinary item                     .06         .18         .15         .17
Extraordinary item, net of tax benefit                                      (.18)
Net income (loss)                                    .06         .18        (.03)        .17


 1996 (2)
 ----
Net Sales                                        $12,230     $14,021     $14,529     $26,027
Gross Profit                                       6,344       7,667       8,039      12,523
Income (loss) before extraordinary item              150         738         850        (658)
Extraordinary loss on early extinguishment
  of debt, net of tax                                                                    (83)
Net income (loss)                                    150         738         850        (741)
DILUTED PER COMMON SHARE DATA (1)
Income (loss) before extraordinary item              .02         .09         .10        (.07)
Extraordinary item, net of tax benefit                                                  (.01)
Net income (loss) share                              .02         .09         .10        (.08)

(1) During the fourth quarter of 1977, the Company adopted the provisions of SFAS 128 and, as required, has restated all prior period per common share data.

(2) Includes fourth quarter pre-tax charges of $2,479 for acquisition and integration costs incurred in connection with the purchase of JEH.

                       REPORT OF INDEPENDENT ACCOUNTANTS


      Our report on the consolidated financial statements of Hanger Orthopedic Group, Inc. and Subsidiaries is included on Page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 37 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998

                         HANGER ORTHOPEDIC GROUP, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                                        ADDITIONS
                                      BALANCE AT        CHARGED TO         IMPACT OF                             BALANCE AT
                                      BEGINNING         COSTS AND          ACQUIRED                              END OF
   YEAR         CLASSIFICATION        OF YEAR           EXPENSES           COMPANIES         DEDUCTIONS          YEAR
   ----         --------------        -------           ----------         ---------         ----------          ----------
   1997         Allowance for
                doubtful accounts     $2,479,000        $5,613,000         $  531,000        $3,752,000          $4,871,000
                Inventory Reserves                      $1,160,000         $  340,000                            $1,500,000
   1996         Allowance for
                doubtful
                accounts              $1,144,000        $1,629,000         $1,220,000        $1,514,000          $2,479,000
   1995         Allowance for
                doubtful
                accounts              $  976,000        $1,009,000                           $  841,000          $1,144,000