Form 10-Q
period 1998-03-31
HANGER ORTHOPEDIC GROUP INC
filed 1998-05-15
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998
                                --------------
                                      OR

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

APPLICABLE  ONLY  TO  CORPORATE   ISSUERS:   Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of April 27, 1998 15,645,501 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX
                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - March 31, 1998
    (unaudited) and December 31, 1997                                   2

Consolidated Statements of Income for the three
    months ended March 31, 1998 and 1997 (unaudited)                    4

Consolidated Statements of Cash Flows for the three
    months ended March 31, 1998 and 1997 (unaudited)                    5

Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             15

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,              December 31,
                                                            1998                     1997
                                                        -------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $  5,652,746              $  6,557,409
    Accounts receivable less allowances for
        doubtful accounts of $6,266,000 and
        $4,871,000 in 1998 and 1997 respectively           31,655,712                31,145,327
    Inventories                                            17,633,551                17,445,476
    Prepaid expenses and other assets                       4,028,619                 4,260,656
    Deferred income taxes                                   2,127,185                 2,127,185
                                                         -------------             -------------
        Total current assets                               61,097,813                61,536,053
                                                         -------------             -------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                    4,267,045                 4,269,045
    Buildings                                               8,342,849                 8,326,732
    Machinery and equipment                                 8,295,019                 7,591,821
    Furniture and fixtures                                  2,465,199                 2,378,808
    Leasehold improvements                                  3,495,718                 3,142,244
                                                         -------------             -------------
                                                           26,865,830                25,708,650
Less accumulated depreciation and amortization              8,134,225                 7,538,385
                                                         -------------             -------------
                                                           18,731,605                18,170,265
                                                         -------------             -------------

INTANGIBLE ASSETS
    Excess of cost over net assets acquired                92,853,728                81,150,328
    Non-compete agreements                                  2,295,265                 2,236,979
    Other intangible assets                                 3,230,052                 3,221,912
                                                         -------------             -------------
                                                           98,379,045                86,609,219
    Less accumulated amortization                           9,765,256                 9,101,531
                                                         -------------             -------------
                                                           88,613,789                77,507,688
                                                         -------------             -------------

OTHER ASSETS
    Other                                                     964,205                   768,604
                                                         -------------             -------------

TOTAL ASSETS                                             $169,407,412              $157,982,610
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,              December 31,
                                                            1998                     1997
                                                        -------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                    $ 10,310,984              $  5,747,865
    Accounts payable                                        3,712,060                 3,827,338
    Accrued expenses                                        4,465,388                 3,597,104
    Customer deposits                                       1,130,483                 1,145,001
    Accrued wages and payroll taxes                         5,313,447                 8,037,805
    Deferred revenue                                          309,801                   150,418
                                                         -------------             -------------
        Total current liabilities                          25,242,163                22,505,531
                                                         -------------             -------------

Long-term debt                                             29,286,054                23,237,321
Deferred income taxes                                       3,405,833                 3,405,833
Other liabilities and accrued dividends                     2,236,007                 2,210,445

Mandatorily redeemable preferred stock, class C,
    300 shares authorized, liquidation preference
    of $500 per share                                         310,588                   303,753

Mandatorily redeemable preferred stock, class F, 100,000 shares authorized, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares
    authorized, 15,778,996 and 15,670,100 shares
    issued and 15,645,501 and 15,536,605 shares
    outstanding in 1998 and 1997, respectively                157,791                   156,702
    Additional paid-in capital                            103,496,362               102,585,837
    Retained earnings                                       5,928,176                 4,232,750
                                                         -------------             -------------
                                                          109,582,329               106,975,289

Treasury stock - (133,495 shares)                            (655,562)                 (655,562)
                                                         -------------             -------------

                                                          108,926,767               106,319,727
                                                         -------------             -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $169,407,412              $157,982,610
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED March 31, 1998 and 1997
                                  (unaudited)

                                                             1998                      1997
                                                             ----                      ----
Net Sales                                                $ 40,750,018              $ 30,949,614

Cost of products and services sold                         21,303,131                16,229,929
                                                         -------------             -------------
Gross profit                                               19,446,887                14,719,685

Selling, general & administrative                          14,729,001                10,924,635
Depreciation and amortization                                 709,022                   749,305
Amortization of excess cost over net assets acquired          550,961                   409,512
                                                         -------------             -------------
Income from operations                                      3,457,903                 2,636,233
Other expense:
    Interest expense, net                                    (614,822)               (1,527,269)
    Other                                                      30,345                   (43,749)
                                                         -------------             -------------
Income from operations before income taxes                  2,873,426                 1,065,215

Provision for income taxes                                  1,178,000                   447,300
                                                         -------------             -------------

Net income                                               $  1,695,426              $    617,915
                                                         =============             =============

BASIC PER COMMON SHARE DATA:

Net income                                               $         .11             $        .07
                                                         =============             =============
Shares used to compute basic per common share
    amounts                                                15,576,030                 9,358,529
                                                         =============             =============

DILUTED PER COMMON SHARE DATA:

Net income                                               $        .10  $                    .06
                                                         =============             =============
Shares used to compute diluted per common share
    amounts                                              17,081,983                   9,940,659
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED March 31, 1998 and 1997
                                  (unaudited)

                                                             1998                      1997
                                                             ----                      ----
Cash flows from operating activities:
    Net income                                           $  1,695,426              $    617,915

Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Provision for bad debt                              1,702,241                   999,208
        Depreciation and amortization                         709,022                   749,305
        Amortization of excess cost over net
           assets acquired                                    550,961                   409,512
        Amortization of Debt Discount                                                   318,515
        Changes in assets and liabilities, net
           of effect from acquired companies:
               Accounts receivable                           (272,575)               (1,145,684)
               Inventory                                      236,234                   274,166
               Prepaid and other assets                       362,852                (1,161,495)
               Other assets                                  (203,723)                  (49,638)
               Accounts payable                              (624,949)               (1,314,988)
               Accrued expenses                               848,880                 1,407,612
               Accrued wages and payroll taxes             (3,221,776)               (3,433,979)
               Customer deposits                              (14,294)                  127,954
               Deferred revenue                               (38,507)                  (20,486)
               Other liabilities                               25,562                    72,577
                                                         -------------             -------------
                  Total adjustments                        (2,902,296)               (2,767,421)
                                                         -------------             -------------

Net cash provided by (used in) operating activities         1,755,354                (2,149,506)
                                                         -------------             -------------

Cash flows from investing activities:

    Purchase of fixed assets, net                            (605,905)                 (495,970)
    Acquisition, net of cash                              (10,713,583)               (2,301,618)
    Purchase of patents                                        (8,140)                  (40,009)
    Purchase of non-compete agreements                        (58,286)                  (50,000)
                                                         -------------             -------------

Net cash used in investing activities                     (11,385,914)               (2,887,597)
                                                         -------------             -------------


                                   Continued

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED March 31, 1998 and 1997
                                  (unaudited)

                                                             1998                      1997
                                                             ----                      ----
Cash flows from financing activities:

    Net borrowings under revolving credit facility       $  4,000,000              $    500,000
    Proceeds from long-term debt                            5,000,000                 5,500,000
    Repayment of long-term debt                            (1,192,552)                 (900,678)
    Proceeds from the sale of common stock                    918,449                    85,400
                                                         -------------             -------------
Net cash provided by financing activities                   8,725,897                 5,184,722
                                                         -------------             -------------
Net change in cash and cash equivalents for the period       (904,663)                  147,619
Cash and cash equivalents at beginning of period            6,557,409                 6,572,402
                                                         -------------             -------------
Cash and cash equivalents at end of period               $  5,652,746              $  6,720,021
                                                         =============             =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                         $    483,646              $    641,926
                                                         =============             =============
        Taxes                                            $    325,400              $     99,240
                                                         =============             =============

Non-cash financing and investing activities:

    Issuance of notes in connection with acquisitions    $  2,755,000              $    250,000
                                                         =============             =============
    Dividends declared - preferred stock                 $      6,835              $      6,295
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

      These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company"), as of December 31, 1997 and notes thereto included in the Annual Report on Form 10-K for the year December 31, 1997, filed by the Company with the Securities and Exchange Commission.

NOTE B - NEW ACCOUNTING STANDARDS

      The Company adopted Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share," effective January 1, 1997. As a result, earnings per share for the first quarter ended March 31, 1997 have been restated to conform to the provisions of this statement. In addition, the Company adopted SFAS 130, "Reporting Comprehensive Income, " effective January 1, 1998. Total comprehensive income and net income are identical for the period ended March 31, 1998.

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

NOTE C -- INVENTORY

      Inventories at March 31, 1998 and December 31, 1997 were comprised of the following:

                                        March 31, 1998         December 31, 1997
                                        -------------          -----------------
                                         (unaudited)
         Raw materials                  $ 7,858,656              $ 7,685,134
    Work-in-process                       1,467,133                1,437,946
    Finished goods                        8,307,762                8,322,396
                                        ------------             ------------
                                        $17,633,551              $17,445,476
                                        ============             ============

NOTE D - ACQUISITIONS

      During the first three months ended March 31, 1998, the Company acquired three orthotic and prosthetic companies. The aggregate purchase price was $13,230,000, comprised of $10,475,000 in cash and $2,755,000 in promissory notes.

NOTE E - NET INCOME PER COMMON SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted income per common share amounts for the three months ended March 31, 1998 and 1997.

                                                     Three Months Ended March 31,
                                                      1998             1997
                                                      ----             ----

Net income                                          $   617,915     $ 1,695,426
Less preferred stock dividends declared                  (6,295)         (6,835)
                                                    ------------    ------------
Income available to common stockholders             $   611,620     $ 1,688,591
                                                    ============    ============

Average shares of common stock
  outstanding used to compute basic per

  common share amounts                               15,576,030       9,358,529
Effect of dilutive options                            1,049,473         193,849
Effect of dilutive warrants                             456,480         388,281
Shares used to compute dilutive per                 ------------    ------------
  common share amounts                               17,081,983       9,940,659
                                                    ============    ============

Basic income per common share                       $       .11     $       .07
Diluted income per common share                     $       .10     $       .06

      Options to purchase 2,389 shares of common stock were outstanding at March 31, 1998 but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                     For the Three
                                                     Months Ended
                                                       March 31,
                                                     1998     1997
                                                     ----     ----



Net sales                                            100.0%   100.0%
Cost of products and services sold                    52.3     52.4
Gross profit                                          47.7     47.6
Selling, general & administrative
    expenses                                          36.1     35.3
Depreciation and amortization                          1.7      2.4
Amortization of excess cost over net
    assets acquired                                    1.4      1.3
Income from operations                                 8.5      8.5
Interest expense                                       1.5      4.9
Provision for income taxes                             2.9      1.4
Net income                                             4.2      2.0

FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

      NET SALES

      Net sales for the three months ended March 31, 1998, amounted to approximately $40,750,000, an increase of approximately $9,800,000, or 31.7%, over net sales of approximately $30,950,000 for the three months ended March 31, 1997. Contributing to the increase were (i) an 13.8% increase in sales by those Hanger patient-care centers operating during both quarters ("same store sales") and (ii) sales by patient-care centers acquired by Hanger subsequent to March 31, 1997.

      GROSS PROFIT

      Gross profit during the three months ended March 31, 1998 amounted to approximately $19,447,000, an increase of approximately $4,727,000, or 32.1%, over gross profit of approximately $14,720,000 for the three months ended March 31, 1997. Gross profit as a percent of net sales for the quarters ended March 31, 1998 and 1997 remained approximately the same at 47.7% and 47.6, respectively.

      SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses in the three months ended March 31, 1998 increased by approximately $3,804,000, or 34.8%, compared to the three months ended March 31, 1997. The increase in selling, general and administrative expenses was primarily a result of the acquisitions subsequent to March 31, 1997. Selling, general and administrative expenses as a percent of net sales in the first three months of 1998 increased to 36.1% from 35.3% for the same period a year ago.

      INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations in the quarter ended March 31, 1998 amounted to approximately $3,458,000, an increase of $822,000, or 31.2%, over the prior year's comparable quarter. Income from operations as a percent of net sales for the quarters ended March 31, 1998 and 1997 remained the same at 8.5%.

      INTEREST EXPENSE

      Interest expense in the first quarter of 1998 amounted to approximately $615,000, a decrease of approximately $912,000, or 59.7%, from the approximately $1,527,000 of interest expense incurred in the first quarter of 1997. Interest expense as a percent of net sales decreased to 1.5% in the first quarter of 1998 from 4.9% for the same period a year ago. The decrease in interest expense was primarily attributable to the repayment of $58.0 million of indebtedness during July and August of 1997 from the proceeds of a underwritten public offering in which the Company sold 5,750,000 shares of common stock at $11.00 per share.

      INCOME TAXES

      The Company's effective tax rate was 41% in the first quarter of 1998 versus 42% in 1997. The provision for income taxes in the first quarter of 1998 amounted to approximately $1,178,000 compared to approximately $447,000 in the first quarter of 1997.

      NET INCOME

      As a result of the above, the Company recorded net income of approximately $1,695,000, or $.10 per diluted common share on approximately 17,082,000 shares outstanding for the quarter ended March 31, 1998, compared to net income of approximately $618,000, or $.06 per diluted common share on approximately 9,941,000 shares outstanding in the quarter ended March 31, 1997.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated working capital at March 31, 1998 was approximately $35,856,000. Cash and cash equivalents available at that date was approximately $5,653,000. The Company's cash resources were satisfactory to meet its obligations for the three months ended March 31, 1998.

      The Company has a credit agreement (the "Credit Agreement") with a syndicate of banks, (collectively, the "Banks") that provides for (i) an A-Term Loan of up to $29,000,000 (the "A-Term Loan"); (ii) a B-Term Loan of up to $28,000,000 (the "B-Term Loan"); (iii) an acquisition loan of up to $25,000,000 (the "Acquisition Loan"); and (iv) a revolving loan of up to $8,000,000 (the "Revolving Loan").

      The Company's total long-term debt at March 31, 1998, including a current portion of approximately $10,311,000, was approximately $39,597,000. Such indebtedness included: (i) $16,888,000 borrowed under the A-Term Loan and B-Term Loan; (ii) $5,000,000 borrowed under the Acquisition Loan; (iii) $4,000,000 borrowed under the Revolving Loan; and (iv) a total of $13,709,000 of other indebtedness.

      The Credit Agreement with the Banks is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

      The A-Term Loan, the Acquisition Loan and the Revolving Loan bear base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The outstanding amount of the A-Term Loan at March 31, 1998 was $8,296,000, which is being amortized in quarterly amounts and will mature on December 31, 2001.

      The B-Term Loan bears base interest at the Company's option of either LIBOR plus 2.75% or the Bank's prime rate plus 1.75%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The outstanding amount of the B-Term Loan at March 31, 1998 was $8,592,000, which is being amortized in quarterly amounts and will mature on December 31, 2003.

      All of any portion of outstanding loans under the Credit Agreement may be repaid at any time and commitments may be terminated in whole or in part at the option of the Company without premium or penalty, except that LIBOR-based loans may only be repaid at the end of the applicable interest period. Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances.

      During the first three months of 1998, the Company acquired three orthotic and prosthetic companies. The aggregate purchase price was
$13,230,000,  comprised of  $10,475,000  in cash and  $2,755,000 in promissory notes.

      The Company plans to finance future acquisitions through internally generated funds or borrowings under the Acquisition Loan, the issuance of notes or shares of common stock of the Company, or through a combination thereof.

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

      This  report  contains  forward-looking  statements  setting  forth  the company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS -

        Exhibit 27 - Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HANGER ORTHOPEDIC GROUP, INC.

Date:  May 11, 1998                         /s/IVAN R. SABEL
       ------------                         ------------------
                                            Ivan R. Sabel, CPO
                                            Chief Executive Officer



Date:   May 11, 1998                        /s/RICHARD A. STEIN
        ------------                        -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer