Form 10-K405/A
period 1997-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1998-06-09
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                               FORM 10-K/A No. 1

                           (For Year Ended 12/31/97)

                    Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                         HANGER ORTHOPEDIC GROUP, INC.
      ------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                DELAWARE                 1-10670         84-0904275
       ----------------------------    ------------    --------------
       (State or other jurisdiction    (Commission     (IRS Employer
            of incorporation)          File Number)    Identification
                                                         Number)

              7700 Old Georgetown Road
                Bethesda, Maryland                           20814
      ----------------------------------------             ----------
      (Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code: (301) 986-0701

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth in the pages attached hereto:

         Part IV, - Item 14(c) (Exhibits)   - Exhibit 21 -
                                             (Subsidiaries of
                                              the Registrant)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HANGER ORTHOPEDIC GROUP, INC.

                                             By:/s/IVAN R. SABEL
                                                ----------------
                                                Ivan R. Sabel
                                                Chief Executive Officer

Date: June 9, 1998