Form 10-K405/A
period 1997-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1998-06-23
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                               FORM 10-K/A No. 2

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

      Part II - Item 7       Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HANGER ORTHOPEDIC GROUP, INC.

                                             By:/s/RICHARD A. STEIN
                                                -------------------
                                                Richard A. Stein
                                                Vice President - Finance


Date: June 23, 1998

                         HANGER ORTHOPEDIC GROUP, INC.
                              AMENDMENT NO. 2 TO
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                              ------------------


      The purpose of this Amendment No. 2 to the Hanger Orthopedic Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") is to amend the sentence that appears as the second full paragraph on page 23 of the Form 10-K which is in the Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of the Form 10-K. The amendment replaces the $.42 figure set forth in the first line of that paragraph with the figure $.37. Such revised figure appears in the second line of the last full paragraph on page 5 of this Amendment.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's statements of operations as a percentage of the Company's net sales:

                                                        Historical
                                             For the Years Ended December 31,
                                            ----------------------------------
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

      As a result of the above, the company reported net income of $4.9 million, or $.37 per common dilutive share, for the year ended December 31, 1997, as compared to net income of $998,000, or $.11 per common dilutive share, for the year ended December 31, 1996.

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

      This  report  contains  forward-looking  statements  setting  forth  the
Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward- looking statements. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.