Form 10-Q/A
period 1998-03-31
HANGER ORTHOPEDIC GROUP INC
filed 1998-06-23
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                               FORM 10-Q/A No. 1

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

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as set forth in the pages attached hereto:

      Part I - Item 1        Financial Statements - Note E

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


Date: June 23, 1998

                         HANGER ORTHOPEDIC GROUP, INC.
                              AMENDMENT NO. 1 TO
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998
                              ------------------


      The purpose of this Amendment No. 1 to the Hanger Orthopedic Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "Form 10-Q") is to reverse the order of presentation of the first three line items of the two columns set forth in the table in Note E to the financial statements set forth under Item 1 of Part I on page 8 of the Form 10-Q. The amounts previously set forth in the first three line items under the heading 1998 have been relocated to appear as the first three line items under the heading 1997, and the amounts previously set forth in the first three line items under the heading 1997 have been relocated to appear as the first three line items under the heading 1998. The revised table in Note E is set forth on page 9 of this Amendment.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                               March 31,        December 31,
                                                                 1998               1997
                                                            --------------     --------------
                                                             (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $   5,652,746      $   6,557,409
  Accounts receivable less allowances for
    doubtful accounts of $6,266,000 and
    $4,871,000 in 1998 and 1997 respectively                   31,655,712         31,145,327
  Inventories                                                  17,633,551         17,445,476
  Prepaid expenses and other assets                             4,028,619          4,260,656
  Deferred income taxes                                         2,127,185          2,127,185
                                                            --------------     --------------
    Total current assets                                       61,097,813         61,536,053
                                                            --------------     --------------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                          4,267,045          4,269,045
  Buildings                                                     8,342,849          8,326,732
  Machinery and equipment                                       8,295,019          7,591,821
  Furniture and fixtures                                        2,465,199          2,378,808
  Leasehold improvements                                        3,495,718          3,142,244
                                                            --------------     --------------
                                                               26,865,830         25,708,650
Less accumulated depreciation and amortization                  8,134,225          7,538,385
                                                            --------------     --------------
                                                               18,731,605         18,170,265
                                                            --------------     --------------
INTANGIBLE ASSETS
  Excess of cost over net assets acquired                      92,853,728         81,150,328
  Non-compete agreements                                        2,295,265          2,236,979
  Other intangible assets                                       3,230,052          3,221,912
                                                            --------------     --------------
                                                               98,379,045         86,609,219
  Less accumulated amortization                                 9,765,256          9,101,531
                                                            --------------     --------------
                                                               88,613,789         77,507,688
                                                            --------------     --------------
OTHER ASSETS
  Other                                                           964,205            768,604
                                                            --------------     --------------
TOTAL ASSETS                                                $ 169,407,412      $ 157,982,610
                                                            ==============     ==============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                               March 31,        December 31,
                                                                 1998               1997
                                                            --------------     --------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                         $  10,310,984      $   5,747,865
  Accounts payable                                              3,712,060          3,827,338
  Accrued expenses                                              4,465,388          3,597,104
  Customer deposits                                             1,130,483          1,145,001
  Accrued wages and payroll taxes                               5,313,447          8,037,805
  Deferred revenue                                                309,801            150,418
                                                            --------------     --------------
    Total current liabilities                                  25,242,163         22,505,531
                                                            --------------     --------------

Long-term debt                                                 29,286,054         23,237,321
Deferred income taxes                                           3,405,833          3,405,833
Other liabilities and accrued dividends                         2,236,007          2,210,445

Mandatorily redeemable preferred stock, class C, 300
  shares authorized, liquidation preference of $500 per           310,588            303,753
  share

Mandatorily redeemable preferred stock, class F, 100,000 shares authorized, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 15,778,996 and 15,670,100 shares
    issued and 15,645,501 and 15,536,605 shares
    outstanding in 1998 and 1997, respectively                    157,791            156,702
  Additional paid-in capital                                  103,496,362        102,585,837
  Retained earnings                                             5,928,176          4,232,750
                                                            --------------     --------------
                                                              109,582,329        106,975,289

Treasury stock - (133,495 shares)                                (655,562)          (655,562)
                                                            --------------     --------------
                                                              108,926,767        106,319,727
                                                            --------------     --------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 169,407,412      $ 157,982,610
                                                            ==============     ==============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENT IF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1998 and 1997
                                 (unaudited)


                                                                 1998               1997
                                                            --------------     --------------
Net Sales                                                   $  40,750,018      $  30,949,614

Cost of products and services sold                             21,303,131         16,229,929
                                                            --------------     --------------
Gross profit                                                   19,446,887         14,719,685

Selling, general & administrative                              14,729,001         10,924,635
Depreciation and amortization                                     709,022            749,305
Amortization of excess cost over net assets acquired              550,961            409,512
                                                            --------------     --------------
Income from operations                                          3,457,903          2,636,233
Other expense:
  Interest expense, net                                          (614,822)        (1,527,269)
  Other                                                            30,345            (43,749)
                                                            --------------     --------------
Income from operations before income taxes                      2,873,426          1,065,215

Provision for income taxes                                      1,178,000            447,300
                                                            --------------     --------------
Net income                                                  $   1,695,426      $     617,915
                                                            ==============     ==============
BASIC PER COMMON SHARE DATA:

Net income                                                  $         .11      $         .07
                                                            ==============     ==============
Shares used to compute basic per common share
  amounts                                                      15,576,030          9,358,529
                                                            ==============     ==============
DILUTED PER COMMON SHARE DATA:

Net income                                                  $         .10      $         .06
                                                            ==============     ==============
Shares used to compute diluted per common share
  amounts                                                      17,081,983          9,940,659
                                                            ==============     ==============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENT IF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1998 and 1997
                                 (unaudited)


                                                                 1998               1997
                                                            --------------     --------------
Cash flows from operating activities:
  Net income                                                $   1,695,426      $     617,915

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for bad debt                                      1,702,241            999,208
    Depreciation and amortization                                 709,022            749,305
    Amortization of excess cost over net
      assets acquired                                             550,961            409,512
    Amortization of Debt Discount                                                    318,515
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                      (272,575)        (1,145,684)
        Inventory                                                 236,234            274,166
        Prepaid and other assets                                  362,852         (1,161,495)
        Other assets                                             (203,723)           (49,638)
        Accounts payable                                         (624,949)        (1,314,988)
        Accrued expenses                                          848,880          1,407,612
        Accrued wages and payroll taxes                        (3,221,776)        (3,433,979)
        Customer deposits                                         (14,294)           127,954
        Deferred revenue                                          (38,507)           (20,486)
        Other liabilities                                          25,562             72,577
                                                            --------------     --------------
          Total adjustments                                    (2,902,296)        (2,767,421)
                                                            --------------     --------------
Net cash provided by (used in) operating activities             1,755,354         (2,149,506)
                                                            --------------     --------------
Cash flows from investing activities:
  Purchase of fixed assets, net                                  (605,905)          (495,970)
  Acquisition, net of cash                                    (10,713,583)        (2,301,618)
  Purchase of patents                                              (8,140)           (40,009)
  Purchase of non-compete agreements                              (58,286)           (50,000)
                                                            --------------     --------------
Net cash used in investing activities                         (11,385,914)        (2,887,597)
                                                            --------------     --------------


                                  Continued

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENT IF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1998 and 1997
                                 (unaudited)


                                                                 1998               1997
                                                            --------------     --------------
Cash flows from financing activities:
  Net borrowings under revolving credit facility            $   4,000,000      $     500,000
  Proceeds from long-term debt                                  5,000,000          5,500,000
  Repayment of long-term debt                                  (1,192,552)          (900,678)
  Proceeds from the sale of common stock                          918,449             85,400
                                                            --------------     --------------
Net cash provided by financing activities                       8,725,897          5,184,722
                                                            --------------     --------------
Net change in cash and cash equivalents for the period           (904,663)           147,619
Cash and cash equivalents at beginning of period                6,557,409          6,572,402
                                                            --------------     --------------
Cash and cash equivalents at end of period                  $   5,652,746      $   6,720,021
                                                            ==============     ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                $     483,646      $     641,926
                                                            ==============     ==============
    Taxes                                                   $     325,400      $      99,240
                                                            ==============     ==============
Non-cash financing and investing activities:
  Issuance of notes in connection with acquisitions         $   2,755,000      $     250,000
                                                            ==============     ==============
  Dividends declared - preferred stock                      $       6,835      $       6,295
                                                            ==============     ==============


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

NOTE C -- INVENTORY

      Inventories at March 31, 1998 and December 31, 1997 were comprised of the following:

                              March 31, 1998       December 31, 1997
                              --------------       -----------------
                                           (unaudited)
      Raw materials            $  7,858,656          $  7,685,134
      Work-in-process             1,467,133             1,437,946
      Finished goods              8,307,762             8,322,396
                               -------------         -------------
                               $ 17,633,551          $ 17,445,476
                               =============         =============


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

                                                     Three Months Ended March 31,
                                                     1998                   1997
                                                 -------------         -------------
Net income                                       $  1,695,426          $    617,915
Less preferred stock dividends declared                (6,835)               (6,295)
                                                 -------------         -------------
Income available to common stockholders          $  1,688,591          $    611,620
                                                 =============         =============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                             15,576,030             9,358,529
Effect of dilutive options                          1,049,473               193,849
Effect of dilutive warrants                           456,480               388,281
Shares used to compute dilutive per
                                                 -------------         -------------
  common share amounts                             17,081,983             9,940,659
                                                 =============         =============

Basic income per common share                    $        .11          $        .07
Diluted income per common share                  $        .10          $        .06


      Options to purchase 2,389 shares of common stock were outstanding at March 31, 1998 but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares. 60072