Form 10-Q
period 1998-06-30
HANGER ORTHOPEDIC GROUP INC
filed 1998-08-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1998
                                -------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number 1-10670

                         HANGER ORTHOPEDIC GROUP, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

                      Delaware                    84-0904275
     --------------------------------------------------------------------
          (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)


         7700 Old Georgetown Road, Bethesda, MD          20814
     --------------------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)


        Registrant's phone number, including area code:
                                (301) 986-0701
     --------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1998; 18,178,751 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - June 30,1998
    (unaudited) and December 31, 1997                                   1

Consolidated Statements of Income for the three
    months ended June 30, 1998 and 1997 (unaudited)                     3

Consolidated Statements of Income for the six
    months ended June 30, 1998 and 1997 (unaudited)                     4

Consolidated Statements of Cash Flows for the six
    months ended June 30, 1998 and 1997 (unaudited)                     5

Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders           16

Item 6.   Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                             18

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,               December 31,
                                                             1998                     1997
                                                        ----------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $   8,714,387             $   6,557,409
  Accounts receivable less allowances for
    doubtful accounts of $7,042,000 and $4,871,000
    in 1998 and 1997, respectively                          32,886,968                31,145,327
  Inventories                                               17,452,392                17,445,476
  Prepaid expenses and other assets                          4,938,267                 4,260,656
  Deferred income taxes                                      2,127,185                 2,127,185
                                                         --------------            --------------
    Total current assets                                    66,119,199                61,536,053
                                                         --------------            --------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                       4,267,045                 4,269,045
  Buildings                                                  8,362,169                 8,326,732
  Machinery and equipment                                    8,805,583                 7,591,821
  Furniture and fixtures                                     2,624,247                 2,378,808
  Leasehold improvements                                     3,721,554                 3,142,244
                                                         --------------            --------------
                                                            27,780,598                25,708,650
Less accumulated depreciation and amortization               8,793,253                 7,538,385
                                                         --------------            --------------
                                                            18,987,345                18,170,265
                                                         --------------            --------------

INTANGIBLE ASSETS
  Excess of cost over net assets acquired                   97,247,788                81,150,328
  Non-compete agreements                                     2,406,179                 2,236,979
  Other intangible assets                                    3,229,802                 3,221,912
                                                         --------------            --------------
                                                           102,883,769                86,609,219
  Less accumulated amortization                             10,454,903                 9,101,531
                                                         --------------            --------------
                                                            92,428,866                77,507,688
                                                         --------------            --------------

OTHER ASSETS
  Other                                                        875,064                   768,604
                                                         --------------            --------------

TOTAL ASSETS                                             $ 178,410,474             $ 157,982,610
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,               December 31,
                                                             1998                     1997
                                                        ----------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $  10,037,166             $   5,747,865
  Accounts payable                                           5,386,257                 3,827,338
  Accrued expenses                                           4,584,065                 3,597,104
  Customer deposits                                          1,143,249                 1,145,001
  Accrued wages and payroll taxes                            7,901,961                 8,037,805
  Deferred revenue                                             154,966                   150,418
                                                         --------------            --------------
    Total current liabilities                               29,207,664                22,505,531
                                                         --------------            --------------

Long-term debt                                              30,488,681                23,237,321
Deferred income taxes                                        3,405,833                 3,405,833
Other liabilities                                            2,246,992                 2,210,445

Mandatorily redeemable preferred stock, class C,
  liquidation preference of $500 per share                     317,682                   303,753

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 15,883,939 and 15,670,100 shares
    issued, and 15,750,444 and 15,536,605 shares
    outstanding in 1998 and 1997                               158,840                   156,702
  Additional paid-in capital                               103,693,964               102,585,837
  Retained earnings                                          9,546,380                 4,232,750
                                                         --------------            --------------
                                                           113,399,184               106,975,289

Treasury stock - (133,495 shares)                             (655,562)                 (655,562)
                                                         --------------            --------------
                                                           112,743,622               106,319,727
                                                         --------------            --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 178,410,474             $ 157,982,610
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED June 30, 1998 and 1997
                                  (unaudited)

                                                             1998                     1997
                                                         --------------            --------------
Net Sales                                                $  46,899,890             $  36,644,645

Cost of products and services sold                          23,261,042                18,322,122
                                                         --------------            --------------
Gross profit                                                23,638,848                18,322,523

Selling, general & administrative                           15,454,449                12,039,572
Depreciation and amortization                                  776,760                   744,959
Amortization of excess cost over net assets acquired           576,426                   451,320
                                                         --------------            --------------
Income from operations                                       6,831,213                 5,086,672
Other expense:
  Interest expense, net                                       (699,008)               (1,849,502)
  Other                                                                                  (43,236)
                                                         --------------            --------------
Income before income taxes                                   6,132,204                 3,193,934

Provision for income taxes                                   2,514,000                 1,342,000
                                                         --------------            --------------

Net income                                               $   3,618,204             $   1,851,934
                                                         ==============            ==============

BASIC PER COMMON SHARE DATA
Net income                                               $         .23             $         .20
                                                         ==============            ==============
Shares used to compute basic per common
  share amounts                                             15,704,378                 9,420,120
                                                         ==============            ==============

DILUTED PER COMMON SHARE DATA
Net income                                               $         .21             $         .18
                                                         ==============            ==============
Shares used to compute diluted per common share
  amounts                                                   17,442,608                10,538,768
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED June 30, 1998 and 1997
                                  (unaudited)

                                                             1998                     1997
                                                         --------------            --------------
Net Sales                                                $  87,649,908             $  67,594,259

Cost of products and services sold                          44,564,173                34,552,051
                                                         --------------            --------------
Gross profit                                                43,085,735                33,042,208

Selling, general & administrative                           30,183,450                22,964,207
Depreciation and amortization                                1,485,782                 1,494,264
Amortization of excess cost over net assets acquired         1,127,387                   860,832
                                                         --------------            --------------
Income from operations                                      10,289,116                 7,722,905
Other income expense:
  Interest expense, net                                     (1,313,830)               (3,376,771)
  Other income (expense)                                        30,345                   (86,985)
                                                         --------------            --------------
Income before income taxes                                   9,005,631                 4,259,149

Provision for income taxes                                   3,692,000                 1,789,300
                                                         --------------            --------------

Net income                                               $   5,313,630             $   2,469,849
                                                         ==============            ==============

BASIC PER COMMON SHARE DATA
Net income                                               $         .34             $         .26
                                                         ==============            ==============
Shares used to compute basic per common
  share amounts                                             15,640,558                 9,389,495
                                                         ==============            ==============

DILUTED PER COMMON SHARE DATA
Net income                                               $         .31             $         .24
                                                         ==============            ==============
Shares used to compute diluted per common
  share amounts                                             17,274,607                10,268,810
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1998 and 1997
                                  (unaudited)

                                                             1998                     1997
                                                         --------------            --------------
Cash flows from operating activities:
    Net income                                           $   5,313,631             $   2,469,849

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for bad debt                                   3,351,935                 2,337,603
    Depreciation and amortization                            1,485,782                 1,494,264
    Amortization of excess cost over net
      assets acquired                                        1,127,387                   860,832
    Amortization of debt discount                                                        127,406
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                 (3,236,946)               (4,882,718)
        Inventory                                              533,997                   208,278
        Prepaid and other assets                              (483,423)                 (653,807)
        Other assets                                           (82,582)                  (86,878)
        Accounts payable                                       730,800                (1,107,765)
        Accrued expenses                                       816,325                  (208,553)
        Accrued wages and payroll taxes                       (653,107)               (3,062,226)
        Customer deposits                                       (1,528)                  351,234
        Deferred revenue                                      (193,342)                  (22,711)
        Other liabilities                                       36,547                   126,693
                                                         --------------            --------------
          Total adjustments                                  3,431,845                (4,518,348)
                                                         --------------            --------------
Net cash provided by (used in) operating activities          8,745,476                (2,048,499)
                                                         --------------            --------------

Cash flows from investing activities:
  Purchase of fixed assets, net                             (1,452,263)               (1,115,007)
  Acquisitions, net of cash                                (13,153,307)               (8,446,189)
  Purchase of patents                                           (8,222)                  (73,242)
  Purchase of non-compete agreements                          (169,200)                 (138,150)
                                                         --------------            --------------

Net cash used in investing activities                      (14,782,992)               (9,772,588)
                                                         --------------            --------------
                                  Continued

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED June 30,
                                  (unaudited)

                                                             1998                     1997
                                                         --------------            --------------
Cash flows from financing activities:
  Net borrowings under revolving credit facility         $   3,500,000             $   5,500,000
  Proceeds from exercise of stock options and warrants       1,124,194                   431,637
  Proceeds from long-term debt                               6,000,000                 8,256,000
  Repayment of long-term debt                               (2,429,700)               (3,194,391)
                                                         --------------            --------------
Net cash provided by financing activities                    8,194,494                10,993,246
                                                         --------------            --------------

Net change in cash and cash equivalents for the period       2,156,978                  (827,841)
Cash and cash equivalents at beginning of period             6,557,409                 6,572,402
                                                         --------------            --------------
Cash and cash equivalents at end of period               $   8,714,387             $   5,744,561
                                                         ==============            ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $   1,144,175             $   3,156,241
                                                         ==============            ==============
    Taxes                                                $   3,896,000             $   1,328,000
                                                         ==============            ==============

Non-cash financing and investing activities:
  Issuance of common stock in connection with
    acquisition                                                                    $     500,000
                                                                                   ==============
  Issuance of notes in connection with acquisitions      $   4,420,957             $   2,864,200
                                                         ==============            ==============
  Dividends declared preferred stock                     $      13,929             $      12,735
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included.

      These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

NOTE B - NEW ACCOUNTING STANDARDS

      The Company adopted Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share," effective January 1, 1997. As a result, earnings per share for the six and three months ended June 30, 1997 have been restated to conform to the provisions of this statement.

      Effective January 1, 1998 the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements.

      The Company will adopt the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" effective with the financial statements for the year ended December 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 affects disclosure only and will not affect reported earnings, cash flows or financial position.

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

NOTE C -- INVENTORY

      Inventories at June 30, 1998 and December 31, 1997 were comprised of the following:

                                      June 30, 1998           December 31, 1997
                                     --------------            --------------
                                       (unaudited)
      Raw materials                  $   7,989,866             $   7,685,134
      Work-in-process                    1,467,133                 1,437,946
      Finished goods                     7,995,393                 8,322,396
                                     --------------            --------------
                                     $  17,452,392             $  17,445,476
                                     ==============            ==============

NOTE D - ACQUISITIONS

      During the first six months of 1998, the Company acquired eight orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $16,868,000, comprised of $12,447,000 in cash and $4,421,000 in promissory notes. The notes are payable over three to five years with interest rates ranging from 6% to 7%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving and acquisition loan commitments. The excess cost of the above acquisitions over the recorded amount of net assets acquired amounted to approximately $14,967,000.

      During the first six months of 1998, the Company paid approximately $579,000 to the former owners of ACOR Orthopaedic, Inc. - Retail Division, pursuant to earnout provisions contained in the 1997 acquisition agreement. In addition, the Company paid approximately $297,000 to the former owners of Fort Walton Orthopedic Inc. and Mobile Limb and Brace, Inc., pursuant to working capital provisions contained in the 1997 acquisition agreement. The Company has accounted for these additional payments as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $876,000.

NOTE E - NET INCOME PER COMMON SHARE

         The following sets forth the calculation of the basic and diluted income per common share amounts for the three month period ended June 30, 1998 and 1997 and the six month period ended June 30, 1998 and 1997.

                                                  Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                            -----------------------------   ----------------------------
                                                 1998            1997            1998           1997
                                            -------------   -------------   -------------   ------------
Net income                                  $  3,618,205    $  1,851,934    $  5,313,630    $ 2,469,849
Less preferred stock dividends declared           (7,095)         (6,440)        (13,929)       (12,735)
                                            -------------   -------------   -------------   ------------
Income available to common stockholders
  used to compute basic per common
  share amounts                             $  3,611,110    $  1,845,494    $  5,299,701    $ 2,457,114
                                            =============   =============   =============   ============

Add back interest expense on convertible
  note payable, net of tax                        14,824               0          14,824              0
Income available to common stockholders
  plus assumed conversions used to com-
  pute diluted per common share amounts     $  3,625,934    $  1,845,494    $  5,314,525    $ 2,457,114
                                            =============   =============   =============   ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                        15,704,378       9,420,120      15,640,558      9,389,495
Effect of convertible note payable               115,717               0          58,817              0
Effect of dilutive options                       818,910         435,443         803,213        321,508
Effect of dilutive warrants                      803,603         683,205         772,019        557,807
                                            -------------   -------------   -------------   ------------
Shares used to compute dilutive per
  common share amounts                        17,442,608      10,538,768      17,274,607     10,268,810
                                            =============   =============   =============   ============

Basic income per common share               $        .23    $        .20    $        .34    $       .26
Diluted income per common share             $        .21    $        .18    $        .31    $       .24


      Options to purchase 7,785 shares of common stock were outstanding at June 30, 1998 but were not included in the computation of diluted income per common share for the six months ended June 30, 1998 because the options' exercise price was greater than the average market price of the common shares.

NOTE F --- SUBSEQUENT EVENT

      On July 29, 1998, 3,300,000 shares of common stock of the Company were sold in an underwritten public offering at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 shares were sold by certain stockholders of the Company. Of the approximately $38.4 million of net proceeds of the offering received by the Company, the Company applied $26.2 million to the repayment of senior and other indebtedness.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:

                                                      Six Months              Three Months
                                                     Ended June 30,          Ended June 30,
                                                     --------------          --------------
                                                     1998     1997           1998     1997
                                                     ----     ----           ----     ----
Net sales                                            100.0%   100.0%         100.0%   100.0%
Cost of products and services sold                    50.8     51.1           49.6     50.0
Gross profit                                          49.2     48.9           50.4     50.0
Selling, general & administrative
  expenses                                            34.4     34.0           33.0     32.9
Depreciation and amortization                          1.7      2.2            1.7      2.0
Amortization of excess cost over net
  assets acquired                                      1.3      1.3            1.2      1.2
Income from operations                                11.7     11.4           14.6     13.9
Interest expense                                       1.5      5.0            1.5      5.0
Provision for income taxes                             4.2      2.6            5.4      3.7
Net income                                             6.1      3.7            7.7      5.1

THREE MONTHS  ENDED JUNE 30, 1998  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

      NET SALES

            Net sales for the quarter ended June 30, 1998, were approximately $46,900,000, an increase of approximately $10,255,000, or 28.0%, over net sales of approximately $36,645,000 for the quarter ended June 30, 1997. The majority of the increase was attributable to acquisitions consummated subsequent to June 30, 1997. In addition, contributing to the increase in net sales was an 9.0% increase in sales by those Hanger patient-care centers operating throughout both quarters.

      GROSS PROFIT

            Gross profit in the quarter ended June 30, 1998 was approximately $23,639,000 an increase of approximately $5,316,000, or 29%, over gross profit of approximately $18,323,000 for the quarter ended June 30, 1997. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 50.4% in the first quarter of 1998 from 50.0% in the first quarter of 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses in the quarter ended June 30, 1998 increased by approximately $3,415,000, or 28.4%, compared to the quarter ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 33.0% compared to 32.9% for same period in 1997. The increase in selling, general and administrative expenses as a percent of net sales occurred primarily as a result of acquisitions subsequent to June 30, 1997.

      INCOME FROM OPERATIONS

            Principally as a result of the above, income from operations in the quarter ended June 30, 1998 was approximately $6,831,000, an increase of $1,745,000, or 34.3%, over the prior year's comparable quarter. Income from operations as a percentage of net sales increased to 14.6% in the second quarter of 1998 from 13.9% for the prior year's comparable period.

      INTEREST EXPENSE

            Interest expense in the second quarter of 1998 was approximately $699,000, a decrease of approximately $1,150,000, or 62.2%, from approximately $1,850,000 incurred in the second quarter of 1997. Interest expense as a percentage of net sales decreased to 1.5% from 5.0% for the same period a year ago. The decrease in interest expense was primarily attributable to the repayment of $58.3 million of indebtedness during August of 1997 from the proceeds of an underwritten public offering consummated in that month in which the Company sold 5,750,000 shares of common stock at $11.00 per share.

      INCOME TAXES

            The Company's effective tax rate was 41% in the second quarter of 1998 versus 42.0% in 1997. The provision for income taxes in the second quarter of 1998 was approximately $2,514,000 compared to approximately $1,342,000 for the second quarter of 1997.

      NET INCOME

            As a result of the above, the Company recorded net income of $3,618,000, or $.21 per dilutive common share, in the quarter ended June 30, 1998, compared to net income of $1,852,000, or $.18 per dilutive common share, in the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

      NET SALES

            Net  sales  for  the  six  months   ended   June  30,   1998  were
approximately $87,650,000, an increase of approximately $20,056,000, or 29.7%, over net sales of approximately $67,594,000 for the six months ended June 30, 1997. The majority of the increase was attributable to acquisitions consummated subsequent to June 30, 1997. In addition, contributing to the increase in net sales was an 11.2% increase in sales by those Hanger patient-care centers operating throughout both six-month periods. The Company believes that its net sales during the latter half of 1998 will exceed net sales during the latter half of 1997.

      GROSS PROFIT

            Gross profit for the six months ended June 30, 1998 was approximately $43,086,000, an increase of approximately $10,044,000, or 30.4%, over gross profit of approximately $33,042,000 for the six months ended June 30, 1997. The increase was primarily attributable to the increase in net sales. Gross profit as a percent of net sales increased from 48.9% in the six months ended June 30, 1997 to 49.2% in the six months ended June 30, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses in the six months ended June 30, 1998 increased by approximately $7,219,000, or 31.4%, compared to the six months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 34.4% from 34.0% for the same period in 1997. The increase in selling, general and administrative expenses as a percentage of net sales occurred primarily as a result of acquisitions subsequent to June 30, 1997.

      INCOME FROM OPERATIONS

            Principally as a result of the above, income from operations in the six months ended June 30, 1998 was approximately $10,289,000, an increase of approximately $2,566,000, or 33.2%, over the prior year's comparable period. Income from operations as a percentage of net sales increased to 11.7% in the six months ended June 30, 1998 from 11.4% in the six months ended June 30, 1997.

      INTEREST EXPENSE

            Net interest expense for the first six months of 1998 was approximately $1,314,000, a decrease of approximately $2,063,000, or 61.1%, from approximately $3,377,000 incurred in the first six months of 1997. Interest expense as a percentage of net sales decreased to 1.5% from 5.0% for the same period one year ago. The decrease in interest expense was primarily attributable to the repayment of $58.3 million of indebtedness during August of 1997 from the proceeds of an underwritten public offering consummated in that month in which the Company sold 5,750,000 shares of common stock at $11.00 per share.

      INCOME TAXES

            The Company's effective tax rate was 41.0% in the first six months of 1998 versus 42.0% in 1997. The provision for income taxes for the six months ended June 30, 1998 was approximately $3,692,000 compared to approximately $1,789,000 for the six months ended June 30, 1997.

      NET INCOME

            As a result of the above, the Company recorded net income of approximately $5,314,000, or $.31 per dilutive common share, in the first six months of 1998, compared to net income of approximately $2,470,000, or $.24 per dilutive common share, in the first six months of 1997.

      LIQUIDITY AND CAPITAL RESOURCES

            The Company's consolidated working capital at June 30, 1998 was approximately $36,912,000 and cash and cash equivalents available were approximately $8,714,000. The Company's cash resources were satisfactory to meet its obligations for the quarter ended June 30, 1998.

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

            The Company's total long-term debt at June 30, 1998, including a current portion of approximately $10,037,000, was approximately $40,526,000. Such indebtedness included: (i) $16,464,000 borrowed under the A-Term Loan and B-Term Loan; (ii) $6,000,000 borrowed under the Acquisition Loan; (iii) $3,500,000 borrowed under the Revolving Loan; and (iv) a total of $14,562,000 of other indebtedness.

            The  Credit  Agreement  with  the  Banks  is   collateralized   by
substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

            The A-Term Loan, the Acquisition Loan and the Revolving Loan bear base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The outstanding amount of the A-Term Loan at June 30, 1998 was $7,944,000, which is being amortized in quarterly amounts and will mature on December 31, 2001.

            The B-Term Loan bears base interest at the Company's option of either LIBOR plus 2.75% or the Bank's prime rate plus 1.75%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the

Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The outstanding amount of the B-Term Loan at June 30, 1998 was $8,520,000, which is being amortized in quarterly amounts and will mature on December 31, 2003.

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

            During the first six months of 1998, the Company acquired eight orthotic and prosthetic companies. The aggregate purchase price excluding potential earn-out provisions was $16,868,000, comprised of $12,447,000 in cash and $4,421,000 in promissory notes. The cash portion of the purchase price of these acquisitions was borrowed under the Company's Revolving Loan and Acquisition Loans.

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

            On July 29, 1998, 3,300,000 shares of common stock of the Company were sold in an underwritten public offering at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 shares were sold by certain stockholders of the Company. Of the approximately $38.4 million of net proceeds of the offering, the Company repaid the A-Term Loan and B-Term
Loan, $5.5 million principal amount of the Acquisition Loan, $4.0 million principal amount of the Revolving Loan and $1.7 million of other indebtedness. In connection with the public offering, the Company granted the underwriters an option, exercisable not later than August 28, 1998, to purchase up to 495,000 additional shares of common stock to cover over allotments. If fully exercised, the Company would receive approximately $7.9 million of additional net proceeds.

      OTHER

            Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

            The Company will adopt the  provisions  of SFAS 131,  "Disclosures about Segments of an Enterprise and Related Information" effective with the financial statements for the year ended December 31, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 affects disclosure only and will not affect reported earnings, cash flows or financial position.

            In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

            This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Shareholders was held on May 19, 1998.

      The following nine directors were elected by the following votes to serve as members of the Board of Directors for one year or until their successors are elected and qualified:

        Name                          Votes For                Votes Withheld
        ----                          ---------                --------------
Ivan R. Sabel                         12,221,418                     529,408
Mitchell J. Blutt, M.D.                9,509,698                   3,241,130
Edmond E. Charrette, M.D.             12,381,168                     369,658
Thomas P. Cooper, M.D.                12,221,418                     529,408
Robert J. Glaser, M.D.                12,217,206                     533,620
James G. Hellmuth                      9,496,754                   3,254,072
William L. McCulloch                  12,220,206                     530,620
H. E. Thranhardt                      12,381,168                     369,658
Risa J. Lavizzo-Mourey, M.D.          12,219,218                     531,608

      Shareholders ratified an amendment to the Company's 1991 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under that Plan from 1,500,000 shares to 3,000,000 shares. Such proposal was approved by a vote of 9,488,189 shares for and 733,116 shares against, with 72,251 abstaining.

      Shareholders also ratified the selection of PricewaterhouseCoopers LLP (formerly known as Coopers & Lybrand L.L.P.) as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 12,811,076 shares for and 46,801 shares against, with 7,079 shares abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Exhibit     10 1991 Stock Option Plan, as amended

            Exhibit     27 Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANGER ORTHOPEDIC GROUP, INC.

Date:  August 14, 1998                      /s/IVAN R. SABEL
                                            ------------------
                                            Ivan R. Sabel, CPO
                                            Chief Executive Officer



Date:   August 14, 1998                     /s/RICHARD A. STEIN
                                            -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer