Form 10-Q
period 1998-09-30
HANGER ORTHOPEDIC GROUP INC
filed 1998-11-06
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1998
                                ------------------
                                         OR

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

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - September 30,1998
    (unaudited) and December 31, 1997                                   1

Consolidated Statements of Income for the three
    months ended September 30, 1998 and 1997 (unaudited)                3

Consolidated Statements of Income for the nine
    months ended September 30, 1998 and 1997 (unaudited)                4

Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1998 and 1997 (unaudited)                5

Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                             19

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,              December 31,
                                                             1998                       1997
                                                         --------------            --------------
                                                          (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $   9,439,692             $   6,557,409
  Accounts receivable less allowances for
    doubtful accounts of $8,030,000 and $4,871,000
    in 1998 and 1997, respectively                          35,725,044                31,145,327
  Inventories                                               18,683,711                17,445,476
  Prepaid expenses and other assets                          4,717,819                 4,260,656
  Deferred income taxes                                      2,127,185                 2,127,185
                                                         --------------            --------------
      Total current assets                                  70,693,451                61,536,053
                                                         --------------            --------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                       4,267,045                 4,269,045
  Buildings                                                  8,420,692                 8,326,732
  Machinery and equipment                                   12,379,676                 7,591,821
  Furniture and fixtures                                     2,898,825                 2,378,808
  Leasehold improvements                                     4,079,137                 3,142,244
                                                         --------------            --------------
                                                            32,045,375                25,708,650
Less accumulated depreciation and amortization               9,539,484                 7,538,385
                                                         --------------            --------------
                                                            22,505,891                18,170,265
                                                         --------------            --------------

INTANGIBLE ASSETS
  Excess of cost over net assets acquired                  111,188,711                81,150,328
  Non-compete agreements                                     2,604,417                 2,236,979
  Other intangible assets                                    3,568,230                 3,221,912
                                                         --------------            --------------
                                                           117,361,358                86,609,219
  Less accumulated amortization                             11,449,566                 9,101,531
                                                         --------------            --------------
                                                           105,911,792                77,507,688
                                                         --------------            --------------

OTHER ASSETS
  Other                                                        867,562                   768,604
                                                         --------------            --------------

TOTAL ASSETS                                             $ 199,978,696             $ 157,982,610
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,              December 31,
                                                             1998                       1997
                                                         --------------            --------------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $   4,484,243             $   5,747,865
  Accounts payable                                           5,197,459                 3,827,338
  Accrued expenses                                           5,413,039                 3,597,104
  Customer deposits                                          1,103,294                 1,145,001
  Accrued wages and payroll taxes                            8,639,105                 8,037,805
  Deferred revenue                                             273,024                   150,418
                                                         --------------            --------------
    Total current liabilities                               25,110,164                22,505,531
                                                         --------------            --------------

Long-term debt                                              11,762,013                23,237,321
Deferred income taxes                                        3,405,833                 3,405,833
Other liabilities                                            2,257,567                 2,210,445

Mandatorily redeemable preferred stock, class C,
  liquidation preference of $500 per share                     324,881                   303,753

Mandatorily redeemable preferred stock, class F, liquidation preference of $500 per share

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 18,459,989 and 15,670,100 shares
    issued, and 18,326,494 and 15,536,605 shares
    outstanding in 1998 and 1997                               184,601                   156,702
  Additional paid-in capital                               143,922,864               102,585,837
  Retained earnings                                         13,666,335                 4,232,750
                                                         --------------            --------------
                                                           157,773,800               106,975,289

Treasury stock - (133,495 shares)                             (655,562)                 (655,562)
                                                         --------------            --------------
                                                           157,118,238               106,319,727
                                                         --------------            --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 199,978,696             $ 157,982,610
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED September 30, 1998 and 1997
                                  (unaudited)

                                                             1998                       1997
                                                         --------------            --------------
Net Sales                                                $  48,776,505             $  38,839,333

Cost of products and services sold                          23,977,787                19,779,856
                                                         --------------            --------------
Gross profit                                                24,798,718                19,059,477

Selling, general & administrative                           15,915,819                12,898,204
Depreciation and amortization                                  865,445                   716,244
Amortization of excess cost over net assets acquired           656,545                   460,882
                                                         --------------            --------------
Income from operations                                       7,360,909                 4,984,147
Other expense:
  Interest expense, net                                       (386,833)               (1,079,184)
  Other                                                          8,878                   (44,710)
                                                         --------------            --------------
Income before income taxes                                   6,982,954                 3,860,253

Provision for income taxes                                   2,863,000                 1,620,836
                                                         --------------            --------------

Net income before extraordinary item                         4,119,954                 2,239,417
Extraordinary loss on early extinguishment of debt
  (net of tax benefit of $1,950,700)                                                  (2,693,791)
                                                         --------------            --------------

Net income (loss)                                        $   4,119,954             $    (454,374)
                                                         ==============            ==============

Basic Per Common Share Data
Net income before extraordinary item                     $         .24             $         .17
Extraordinary item                                                                          (.20)
                                                         --------------            --------------
Net income                                               $         .24             $        (.03)
                                                         ==============            ==============
Shares used to compute basic per common
  share amounts                                             17,291,768                12,871,560
                                                         ==============            ==============

Diluted Per Common Share Data
Net income before extraordinary item                     $         .22             $         .15
Extraordinary item                                                                          (.18)
                                                         --------------            --------------
Net income                                               $         .22             $        (.03)
                                                         ==============            ==============
Shares used to compute diluted per common share
  Amounts                                                   19,039,164                14,426,302
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED September 30, 1998 and 1997
                                  (unaudited)

                                                             1998                       1997
                                                         --------------            --------------
Net Sales                                                $ 136,426,413             $     106,433,592

Cost of products and services sold                          68,541,960                54,331,907
                                                         --------------            --------------
Gross profit                                                67,884,453                52,101,685

Selling, general & administrative                           46,099,269                35,862,411
Depreciation and amortization                                2,351,227                 2,210,508
Amortization of excess cost over net assets acquired         1,783,932                 1,321,714
                                                         --------------            --------------
Income from operations                                      17,650,025                12,707,052
Other income expense:
  Interest expense, net                                     (1,700,664)               (4,455,955)
  Other income (expense)                                        39,224                  (131,695)
                                                         --------------            --------------
Income before income taxes                                  15,988,585                 8,119,402

Provision for income taxes                                   6,555,000                 3,410,136
                                                         --------------            --------------

Net income before extraordinary item                         9,433,585                 4,709,266
Extraordinary loss on early extinguishment of debt
  (net of tax benefit of $1,950,700)                                                  (2,693,791)
                                                         --------------            --------------

Net income                                               $   9,433,585             $   2,015,475
                                                         ==============            ==============

Basic Per Common Share Data
Net income before extraordinary item                     $         .58             $         .45
Extraordinary item                                                                          (.26)
                                                         --------------            --------------
Net income                                               $         .58             $         .19
                                                         ==============            ==============
Shares used to compute basic per common
  Share amounts                                             16,197,010                10,562,973
                                                         ==============            ==============

Diluted Per Common Share Data
Net income before extraordinary item                     $         .53             $         .40
Extraordinary item                                                                          (.23)
                                                         --------------            --------------
Net income                                               $         .53             $         .17
                                                         ==============            ==============
Shares used to compute diluted per common
  Share amounts                                             17,878,220                11,806,607
                                                         ==============            ==============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED September 30, 1998 and 1997
                                  (unaudited)

                                                                   1998                       1997
                                                               --------------            --------------
Cash flows from operating activities:
    Net income                                                 $   9,433,585             $   2,015,475

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for bad debt                                         5,292,635                 3,958,988
    Depreciation and amortization                                  2,351,227                 2,210,508
    Amortization of excess cost over net
      assets acquired                                              1,783,932                 1,321,714
    Amortization of debt discount                                                              152,065
    Extraordinary loss on the early extinguishment of debt                                   4,644,491
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                       (6,157,066)               (8,552,527)
        Inventory                                                    546,095                   194,269
        Prepaid and other assets                                      (4,270)                 (402,809)
        Other assets                                                 (13,588)                  101,329
        Accounts payable                                            (194,924)               (1,348,312)
        Accrued expenses                                           1,088,555                (1,594,727)
        Accrued wages and payroll taxes                             (117,847)               (2,509,158)
        Customer deposits                                            (42,129)                  444,922
        Deferred revenue                                             (75,284)                 (115,985)
        Other liabilities                                             47,122                   201,984
                                                               --------------            --------------
          Total adjustments                                        4,504,458                (1,293,248)
                                                               --------------            --------------
Net cash provided by operating activities                         13,938,043                   722,227
                                                               --------------            --------------

Cash flows from investing activities:
  Purchase of fixed assets, net                                   (2,023,990)               (1,769,833)
  Acquisitions, net of cash                                      (28,245,808)               (8,649,183)
  Purchase of patents                                                (14,053)                  (88,779)
  Purchase of non-compete agreements                                (367,438)                 (138,151)
                                                               --------------            --------------

Net cash used in investing activities                            (30,651,289)              (10,645,946)
                                                               --------------            --------------

                                  Continued

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED September 30, 1998 and 1997
                                  (unaudited)

                                                                   1998                       1997
                                                               --------------            --------------
Cash flows from financing activities:
  Net borrowings under revolving credit facility               $         ---             $         ---
  Proceeds from sale of common stock                              39,186,054                60,202,157
  Proceeds from long-term debt                                     6,000,000                 8,256,000
  Repayment of long-term debt                                    (25,590,525)              (58,627,500)
                                                               --------------            --------------
Net cash provided by financing activities                         19,595,529                 9,830,657
                                                               --------------            --------------

Net change in cash and cash equivalents for the period             2,882,283                   (93,062)
Cash and cash equivalents at beginning of period                   6,557,409                 6,572,402
                                                               --------------            --------------
Cash and cash equivalents at end of period                     $   9,439,692             $   6,479,340
                                                               ==============            ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $   1,526,460             $   4,270,921
                                                               ==============            ==============
    Taxes                                                      $   5,948,700             $   2,306,000
                                                               ==============            ==============

Non-cash financing and investing activities:
  Issuance of common stock in connection with
    acquisition                                                $   2,200,000             $     500,000
                                                               ==============            ==============
  Issuance of notes in connection with acquisitions            $   6,773,457             $   2,864,200
                                                               ==============            ==============
  Dividends declared preferred stock                           $      21,128             $      19,319
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

NOTE B - NEW ACCOUNTING STANDARDS

      During the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 128 and, as required, has restated all prior period per common share data.

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

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

NOTE C -- INVENTORY

      Inventories at September 30, 1998 and December 31, 1997 were comprised of the following:

                                   September 30, 1998         December 31, 1997
                                   ------------------         -----------------
                                       (unaudited)
         Raw materials               $   8,457,045             $   7,685,134
         Work-in-process                 1,705,713                 1,437,946
         Finished goods                  8,520,953                 8,322,396
                                     --------------            --------------
                                     $  18,683,711             $  17,445,476
                                     ==============            ==============

NOTE D - ACQUISITIONS

      During the first nine months of 1998, the Company acquired twelve orthotic and prosthetic companies and one prosthetic component manufacturing company. The aggregate purchase price, excluding potential earn-out provisions, was $35,990,000, comprised of $27,017,000 in cash, $6,773,000 in promissory notes and 132,331 shares of common stock of the Company valued at $2,200,000. The notes are payable over three to five years with interest rates ranging from 6% to 7%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving and acquisition loan commitments and cash. The excess cost of the above acquisitions over the recorded amount of net assets acquired amounted to approximately $28,522,000.

      During the first nine months of 1998, the Company paid approximately $531,000 to the former owners of ACOR Orthopaedic, Inc. - Retail Division, pursuant to earnout provisions contained in the 1997 acquisition agreement. In addition, the Company paid approximately $740,000 to the former owners of Seattle Limb Systems, Inc. and $297,000 to the former owners of Fort Walton Orthopedic Inc. and Mobile Limb and Brace, Inc., pursuant to working capital provisions contained in the respective acquisition agreement. The Company has accounted for these additional payments as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $1,568,000.

NOTE E - NET INCOME PER COMMON SHARE

      The following sets forth the calculation of the basic and diluted income per common share amounts for the three month period ended September 30, 1998 and 1997 and the nine month period ended September 30, 1998 and 1997.

                                                  Three Months Ended             Nine Months Ended
                                                     September 30                   September 30
                                            -----------------------------   ----------------------------
                                                 1998            1997            1998           1997
                                            -------------   -------------   -------------   ------------
Net income (loss)                           $  4,119,954    $   (454,374)   $  9,433,585    $ 2,015,475
Less preferred stock dividends declared           (7,199)         (6,584)        (21,128)       (19,319)
                                            -------------   -------------   -------------   ------------
Income available to common stockholders
    used to compute basic per common
    share amounts                           $  4,112,755    $   (460,958)   $  9,412,457    $ 1,996,156
                                            =============   =============   =============   ============

Add back interest expense on convertible
    note payable, net of tax                      14,824               0          29,648                      0
Income available to common stockholders
    plus assumed conversions used to com-
    pute diluted per common share amounts   $  4,127,579    $   (460,958)   $  9,442,105    $ 1,996,156
                                            =============   =============   =============   ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                        17,291,768      12,871,560      16,197,010     10,562,973
Effect of convertible note payable               115,717                          77,992
Effect of dilutive options                       804,799         830,673         810,864        554,345
Effect of dilutive warrants                      826,880         724,069         792,354        689,289
Shares used to compute dilutive per
                                            -------------   -------------   -------------   ------------
  common share amounts                        19,039,164      14,426,302      17,878,220     11,806,607
                                            =============   =============   =============   ============

Basic income per common share               $        .24    $       (.03)   $        .58    $       .19
Diluted income per common share             $        .22    $       (.03)   $        .53    $       .17


      Options to purchase 28,179 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of diluted income per common share for the nine months ended September 30, 1998 because the options' exercise price was greater than the average market price of the common shares.

      Options to purchase 1,348 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of basic income per common share for the nine months ended September 30, 1998 because the options' exercise price was greater than the average market price of the common shares.

NOTE F --- EQUITY OFFERING

      In an underwritten public offering that was consummated on August 4, 1998, 3,300,000 shares of common stock of the Company were sold at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 shares were sold by certain stockholders of the Company. Of the approximately $37.8 million of net proceeds of the offering received by the Company, the Company applied $24.7 million to the repayment of senior indebtedness.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:

                                                        Nine Months                 Three Months
                                                     Ended September 30,         Ended September 30,
                                                     -------------------         -------------------
                                                     1998         1997           1998         1997
                                                     ----         ----           ----         ----
Net sales                                            100.0%       100.0%         100.0%       100.0%
Cost of products and services sold                    50.2         51.0           49.2         50.9
Gross profit                                          49.8         49.0           50.8         49.1
Selling, general & administrative
  expenses                                            33.8         33.7           32.6         33.2
Depreciation and amortization                          1.7          2.1            1.8          1.8
Amortization of excess cost over net
  assets acquired                                      1.3          1.2            1.3          1.2
Income from operations                                12.9         11.9           15.1         12.8
Interest expense                                       1.2          4.2             .8          2.8
Provision for income taxes                             4.8          3.2            5.9          4.2
Net income before extraordinary item                                4.4                         5.8
Loss from early extinguishment of debt                              2.5                         6.9
Net income                                             6.9          1.9            8.4          1.2

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

      NET SALES

            Net sales for the quarter ended September 30, 1998, were approximately $48,777,000, an increase of approximately $9,937,000, or 25.6%, over net sales of approximately $38,839,000 for the quarter ended September 30, 1997. The majority of the increase was attributable to acquisitions consummated subsequent to September 30, 1997. In addition, contributing to the increase in net sales was a 10.0% increase in sales by those Hanger patient-care centers operating throughout both quarters.

      GROSS PROFIT

            Gross profit in the quarter ended September 30, 1998 was approximately $24,799,000, an increase of approximately $5,739,000, or 30.1%, over gross profit of approximately $19,059,000 for the quarter ended September 30, 1997. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 50.8% in the third quarter of 1998 from 49.1% in the third quarter of 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses in the quarter ended September 30, 1998 increased by approximately $3,018,000, or 23.4%, compared to the quarter ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 32.6% compared to 33.2% for same period in 1997.

      INCOME FROM OPERATIONS

            Principally as a result of the above, income from operations in the quarter ended September 30, 1998 was approximately $7,361,000, an increase of $2,377,000, or 47.7%, over the prior year's comparable quarter. Income from operations as a percentage of net sales increased to 15.1% in the second quarter of 1998 from 12.8% for the prior year's comparable period.

      INTEREST EXPENSE

            Net interest expense in the third quarter of 1998 was approximately $387,000, a decrease of approximately $692,000, or 64.2%, from approximately $1,079,000 incurred in the third quarter of 1997. Interest expense as a percentage of net sales decreased to .8% from 2.8% for the same period a year ago. The decrease in interest expense was primarily attributable to the repayment of $24.7 million of indebtedness during August of 1998 from the proceeds of an underwritten public offering consummated in that month in which the Company sold 2,400,000 shares of common stock at $17.00 per share.

      INCOME TAXES

            The Company's effective tax rate was 41% in the third quarter of 1998 versus 42.0% in 1997. The provision for income taxes in the third quarter of 1998 was approximately $2,863,000 compared to approximately $1,621,000 for the third quarter of 1997.

      EXTRAORDINARY ITEM

            An extraordinary item of approximately $2.7 million in the third quarter of 1997 (net of a tax benefit of approximately $2.0 million), represents entirely a non-cash write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.6 million of bank debt from the net proceeds of a public equity offering during that quarter.

      NET INCOME

            As a result of the above, the Company recorded net income of $4,120,000, or $.22 per dilutive common share, in the quarter ended September 30, 1998, compared to net loss of $454,000, or $.03 per dilutive common share, in the quarter ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      NET SALES

            Net sales for the nine months ended September 30, 1998 were approximately $136,426,000, an increase of approximately $29,993,000, or 28.2%, over net sales of approximately $106,434,000 for the nine months ended September 30, 1997. The majority of the increase was attributable to acquisitions consummated subsequent to September 30, 1997. In addition, contributing to the increase in net sales was a 11.0% increase in sales by those Hanger patient-care centers operating throughout both nine-month periods.

      GROSS PROFIT

            Gross profit for the nine months ended September 30, 1998 was approximately $67,884,000, an increase of approximately $15,783,000, or 30.3%, over gross profit of approximately $52,102,000 for the nine months ended September 30, 1997. The increase was primarily attributable to the increase in net sales. Gross profit as a percent of net sales increased from 49.0% in the nine months ended September 30, 1997 to 49.8% in the nine months ended September 30, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses in the nine months ended September 30, 1998 increased by approximately $10,237,000, or 28.5%, compared to the nine months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 33.8% from 33.7% for the same period in 1997.

      INCOME FROM OPERATIONS

            Principally as a result of the above, income from operations in the nine months ended September 30, 1998 was approximately $17,650,000, an increase of approximately $4,943,000, or 38.9%, over the prior year's comparable period. Income from operations as a percentage of net sales increased to 12.9% in the nine months ended September 30, 1998 from 11.9% in the nine months ended September 30, 1997.

      INTEREST EXPENSE

            Net interest expense for the first nine months of 1998 was approximately $1,701,000, a decrease of approximately $2,755,000, or 61.8%, from approximately $4,456,000 incurred in the first nine months of 1997. Interest expense as a percentage of net sales decreased to 1.2% from 4.2% for the same period one year ago. The decrease in interest expense was primarily attributable to the repayment of $24.7 million of indebtedness during August of 1998 from the proceeds of an underwritten public offering consummated in that month in which the Company sold 2,400,000 shares of common stock at $17.00 per share.

      INCOME TAXES

            The Company's effective tax rate was 41.0% in the first nine months of 1998 versus 42.0% in 1997. The provision for income taxes for the nine months ended September 30, 1998 was approximately $6,555,000 compared to approximately $3,410,000 for the nine months ended September 30, 1997.

      EXTRAORDINARY ITEM

            An extraordinary item of approximately $2.7 million in the third quarter of 1997 (net of a tax benefit of approximately $2.0 million), represents entirely a non-cash write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.6 million of bank debt from the net proceeds of a public equity offering during that quarter.

      NET INCOME

            As a result of the above, the Company recorded net income of approximately $9,434,000, or $.53 per dilutive common share, in the first nine months of 1998, compared to net income of approximately $2,015,000, or $.17 per dilutive common share, in the first nine months of 1997.

      LIQUIDITY AND CAPITAL RESOURCES

            The Company's consolidated working capital at September 30, 1998 was approximately $45,583,000 and cash and cash equivalents available were approximately $9,440,000. The Company's cash resources were satisfactory to meet its obligations for the quarter ended September 30, 1998.

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

            The Company's total long-term debt at September 30, 1998 was approximately $16,246,000, consisting of seller notes and other indebtedness. No borrowings were outstanding under the Credit Agreement on September 30, 1998.

            The  Credit  Agreement  with  the  Banks  is   collateralized   by
substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

            The A-Term Loan, the Acquisition Loan and the Revolving Loan bear base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The A-Term Loan was repaid with the proceeds of the public offering on August 4, 1998.

            The B-Term Loan bore base interest at the Company's option of either LIBOR plus 2.75% or the Bank's prime rate plus 1.75%. The base interest rate were then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The B-Term Loan was repaid with the proceeds of the public offering consummated on August 4, 1998.

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

            During the first nine months of 1998, the Company acquired twelve orthotic and prosthetic companies and one prosthetic component manufacturing company. The aggregate purchase price excluding potential earn-out provisions was $35,990,000, comprised of $27,017,000 in cash, $6,773,000 in promissory notes and 132,331 shares of common stock of the Company valued at $2,200,000. The cash portion of the purchase price of these acquisitions was borrowed under the Company's Revolving Loan and Acquisition Loan and cash. The
Revolving Loan and Acquisition Loan were repaid with the proceeds of the public offering consummated on August 4, 1998.

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

            In an underwritten public offering consummated on August 4, 1998, 3,300,000 shares of common stock of the Company were sold at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 shares were sold by certain stockholders of the Company. Of the approximately $37.8 million of net proceeds of the offering, a total of $24.7 million was used to repay the outstanding amounts of the A-Term Loan and B-Term Loan, Acquisition Loan and Revolving Loan. The underwriters did not exercise the over allotment option to purchase up to 495,000 additional shares of common stock.

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

            In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

            The Company currently is upgrading its patient care, manufacturing and headquarters information systems. Included in the upgrading is a program to ensure that all significant computer systems are substantially Year 2000 compliant by the year ending December 31, 1999. The program is divided into three major components: (1) identification of all information technology
systems  ("IT  Systems")  and  non-information   technology  systems  ("Non-IT

Systems") that are not Year 2000 compliant: (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is constantly upgraded through existing maintenance contracts. Parts (1) and (2) of the Year 2000 program are currently underway. Part (1), identification, should be completed by the end of the current calendar year. Review of accounting and financial reporting systems is nearly finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues, primarily under maintenance contracts with the Company's software vendors. While most of the major systems are 2000 compliant, the software vendors have targeted December 1998 as a completion date. Part (3), testing, is scheduled to start in the first quarter of 1999 and to finish at the end of that quarter.

            The Company has been contacting key suppliers and business partners about the Year 2000 issue. While no assurance can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

            The Company presently estimates that projected costs to implement the Company's Year 2000 program, primarily for hardware, will approximate $1.3 million. The projected total costs for the upgrading of the Company's information systems, including the Year 2000 program, are estimated to range from $2.25 million to $2.75 million.

            The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company is into the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages.

            This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices and prosthetic component manufacturing, the Company's ability to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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


                                            HANGER ORTHOPEDIC GROUP, INC.

Date:  November 6, 1998                     /s/IVAN R. SABEL
                                            ------------------
                                            Ivan R. Sabel, CPO
                                            Chief Executive Officer



Date:  November 6, 1998                     /s/RICHARD A. STEIN
                                            -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer