Form 10-K405
period 1998-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1999-03-25
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended DECEMBER 31, 1998

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

      The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of March 17, 1999 by non-affiliates of the registrant was $228,355,686 based on the $13.00 closing sale price of the Common Stock on the New York Stock Exchange on such date.

      As of March 17, 1999, the registrant had 18,825,712 shares of its Common Stock issued and outstanding.

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                      DOCUMENTS INCORPORATED BY REFERENCE


      The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1.     BUSINESS.

OVERVIEW

      Hanger Orthopedic Group, Inc. is a professional practice management company focused on the orthotic and prosthetic ("O&P") of the orthopedic rehabilitation industry. The Company acquires and operates the practices of orthotists and prosthetists, medical professionals that design, fabricate, fit and supervise the use of external musculoskeletal support devices and artificial limbs. The Company has acquired over 75 O&P businesses since 1986 and at December 31, 1998, employed 321 certified O&P practitioners and operated 256 O&P centers in 30 states and the District of Columbia. The Company also has developed OPNET, a national preferred provider network of O&P service professionals. At December 31, 1998, OPNET had contractual relationships with 390 patient-care centers (256 of which are owned and operated by the Company) serving 353 managed care plans. In addition to its practice management and patient-care services, the Company manufactures custom-made and prefabricated O&P devices and is the largest distributor of O&P components and finished O&P patient-care products in the United States. The combination of practice management and patient-care services, OPNET and manufacturing and distribution operations positions the Company as a fully-integrated provider of O&P services.

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

      Care of O&P patients is part of a continuum of rehabilitation services from diagnosis to treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined, the physician, generally an orthopedic surgeon, vascular surgeon or psysiatrist, refers a patient to an O&P patient-care service provider for treatment. An O&P practitioner then consults with both the referring physician and the patient to formulate the prescription for and design of, an orthotic or prosthetic device to meet the patient's needs.

      The Company estimates that the O&P patient-care services industry in the United States represented approximately $2.3 billion in sales in 1997. Key trends expected to increase demand for orthopedic rehabilitation services include the following:

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

INDUSTRY CONSOLIDATION

      The O&P services market is highly fragmented and relatively underpenetrated by professional practice management companies. Hanger is one of the two largest companies in the O&P industry which, combined, accounted for less than 15% of the total estimated O&P industry revenue in 1997. There are an estimated 3,300 certified prosthetists and/or orthotists and approximately 2,850 patient-care centers in the United States, with such facilities generally being operated as small group practices. There are also several regional and multi-regional competitors that operate numerous patient-care centers. The Company believes that the O&P industry will continue to consolidate as a result of a variety of factors, including: (i) increased pressures from growth in managed care; (ii) demonstrated benefits from economies of scale; and (iii) desire by orthotists and prosthetists to obtain financial liquidity and concentrate on providing patient care.

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

      ECONOMIES OF SCALE. A significant portion of the cost of O&P services is attributable to the cost of materials used in orthoses and prostheses. Achieving purchase discounts through group purchasing can increase profitability at each patient-care center. In addition, economies of scale provide O&P practices with access to additional capital and personnel which can be used in growing their businesses.

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

COMPANY STRATEGY

      The Company's objective is to build a major national rehabilitation company focused on the acquisition and operation of O&P practices and the manufacture and distribution of O&P products. The Company's strategy for achieving this objective is to:

      * Acquire and integrate O&P practices in targeted geographic areas across the United States;
      *     Develop new O&P patient-care centers in existing markets;
      * Expand and improve O&P practice management operations at existing and acquired patient-care centers;
      * Increase OPNET's number of O&P patient-care service members and its contractual relationships with managed care organizations; and
      * Leverage and expand the Company's O&P manufacturing and distribution operations.

      ACQUIRE AND INTEGRATE O&P PRACTICES IN TARGETED GEOGRAPHICAL AREAS ACROSS THE UNITED STATES. The Company's expansion is focused on developing a national network providing O&P patient-care coverage. Therefore, when identifying patient-care centers for acquisition, the Company seeks to fill gaps in its existing geographic coverage. By focusing on national development, the Company is well-positioned to negotiate for national contracts as payors consolidate and look to large providers for services

      DEVELOP NEW O&P PATIENT-CARE CENTERS IN EXISTING MARKETS. In addition to acquiring patient-care centers, the Company intends to open new patient-care centers in existing markets. The Company plans to pursue this strategy by opening satellite centers in areas where a need for O&P services has been identified. In opening satellite patient-care centers, the Company's procedure is to staff on a part-time basis with professionals from a nearby existing center so as to test the viability of a full- time practice.

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

      INCREASE OPNET'S NUMBER OF O&P PATIENT-CARE SERVICE MEMBERS AND ITS CONTRACTUAL RELATIONSHIPS WITH MANAGED CARE ORGANIZATIONS. The Company intends to continue to expand OPNET membership in order to achieve complete nationwide O&P patient-care coverage. A national network will enable OPNET to negotiate for contracts with any local, regional or national third-party payor seeking a single source O&P provider regardless of the payor's geographic scope.

      LEVERAGE AND eXPAND THE COMPANY'S O&P MANUFACTURING AND DISTRIBUTION OPERATIONS. As the patient-care practice management division of the Company expands, it can create captive demand for the company's distribution business. An increase in the number of OPNET members, to whom preferred purchasing agreements are offered, can also increase net sales for the Company's distribution business. The Company's manufacturing division can also benefit from increased net sales at the distribution division by providing proprietary products to meet the demand of an expanded captive market. The Company's manufacturing efforts will focus on the acquisition and/or development of proprietary patented products such as the Lenox Hill knee brace and the Charleston Bending Brace.

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

      PATIENT-CARE SERVICES

      At December 31, 1998, the Company provided O&P patient-care services through 256 Company-owned and operated O&P patient-care centers in 30 states and the District of Columbia. Hanger employed 356 patient-care practitioners, of whom 321 were certified practitioners and 34 were candidates for formal certification by the O&P industry certifying boards as of that date. Each of the Company's patient-care centers is closely supervised by one or more certified practitioners. The balance of the Compan s patient-care practitioners are highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

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

      The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices fitted by Hanger's practitioners are custom designed and fabricated by skilled practitioners who can balance fit, support and comfort. Of the orthotic devices provided by Hanger, approximately 75% are custom designed, fabricated and fitted and the balance is prefabricated but custom fitted.

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

      In 1995, Hanger formed OPNET, a proprietary national preferred provider O&P referral network serving managed care organizations, including HMOs and PPOs. Through this network, managed care organizations can contract for O&P services with any O&P patient-care center in the OPNET network. As of December 31, 1998, OPNET had a network of 390 patient-care centers (256 of which are owned and operated by the Company) serving 353 managed care plans. The Company intends to extend the network's reach nationwide through acquisitions and marketing. OPNET also provides incentives to independent O&P service provider members to purchase their O&P products from the Company. The Company receives up-front annual payments from practitioners to enter the OPNET network; OPNET does not receive payments from the managed care participants. Total 1998 net sales from these fees were approximately $226,000. The Company believes that OPNET's membership enables the Company to establish significant relationships with practitioners otherwise not affiliated with it.

MANUFACTURING AND DISTRIBUTION

      In addition to on-site fabrication of custom O&P devices incidental to the services rendered at its O&P patient-care centers, the Company manufactures O&P components and finished patient-care products for both the O&P industry and the Company's own patient-care practices. The Company manufactures components and finished products under various name brands such as Lenox Hill, CASH Brace, Ortho-Mold, Charleston Bending Brace, DOBI-Symplex, Seattle Limb Systems and Sea Fab. The principal products manufactured are prefabricated and custom-made spinal orthoses as well as custom-made and off-the-shelf derotation knee braces. The Company distributes O&P components and finished patient-care products to the O&P industry and to the Company's own patient-care practices. The Company inventories over 20,000 items, a majority of which are manufactured by other companies and are distributed by Hanger. During 1998, Hanger acquired Model and Instrument Development Corporation, a manufacturing facility located in Seattle, Washington which operated under the trade name of Seattle Limb Systems and manufactured prosthetic and related equipment.

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

      Marketing of Hanger's manufactured products and distribution services is conducted on a national basis, primarily through approximately 32 sales representatives, catalogues and exhibits at industry and medical meetings and conventions. Hanger directs specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists. In addition, the Company directs its broad-based marketing to the O&P industry and the home health care industry.

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

ACQUISITIONS

      Since 1986, the Company has acquired over 75 businesses in 30 states and the District of Columbia. In November 1996, Hanger acquired JEH, a Georgia corporation that operated 96 patient-care centers in 15 states and was the country's largest distributor of O&P products.

      During 1997, the Company acquired nine O&P companies and the remaining 20% interest of its majority owned subsidiary, Columbia Brace, for an aggregate consideration, excluding potential earn-out provisions, of $22.5 million. These O&P companies operated 29 patient-care centers and employed 175 employees at December 31, 1997.

      During 1998, the Company acquired 17 O&P companies for an aggregate consideration, excluding potential earn-out provisions, of $25.3 million. These O&P companies operated 39 patient-care centers and employed 189 employees at December 31, 1998. In addition, the Company acquired one prosthetic component manufacturing company for $13.8 million during 1998.

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

      Medicare, Medicaid, the VA and certain state agencies, which accounted for approximately 56.8%, 62.0% and 53.7% of the Company's net sales in 1996, 1997 and 1998, respectively, (based on a sampling of approximately 75%, 75% and 41% of patient-care centers in 1996, 1997 and 1998, respectively) have set maximum reimbursement levels for payments for O&P services and products. The healthcare policies and programs of these agencies have been subject to changes in payment and methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

      The Company provides O&P services to eligible veterans pursuant to several contracts with the VA. The VA establishes its reimbursement rates for itemized products and services on a competitive bidding basis. The Company's contracts with the VA expire in September 1999, with the option to renew for a one- or two-year period. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use the Company's products and services. The Company has been awarded VA contracts in the past and expects that it will obtain additional contracts when its present agreements expire.

PATIENT-CARE CENTERS AND FACILITIES

      As of December 31, 1998, Hanger operated 256 patient-care centers, six distribution facilities and three manufacturing facilities, as detailed in the following table:

                                    Patient-
                                      Care                Distribution            Manufacturing
         Jurisdiction               Centers                Facilities              Facilities
         ------------               -------               ------------            --------------
Alabama                                16                     ---                      ---
Arizona                                 4                     ---                      ---
California                              5                       1                      ---
Colorado                                5                     ---                      ---
Connecticut                            13                     ---                      ---
Delaware                                1                     ---                      ---
District of Columbia                    2                     ---                      ---
Florida                                35                       1                        1
Georgia                                21                       1                      ---
Illinois                              ---                       1                        1
Indiana                                 3                     ---                      ---
Kansas                                  3                     ---                      ---
Kentucky                                7                     ---                      ---
Louisiana                               9                     ---                      ---
Maryland                                7                       1                      ---
Massachusetts                           3                     ---                      ---
Michigan                                3                     ---                      ---
Mississippi                             8                     ---                      ---
Montana                                 6                     ---                      ---
Nevada                                  2                     ---                      ---
New Hampshire                           1                     ---                      ---
New Mexico                              1                     ---                      ---
New York                                8                     ---                      ---
North Carolina                          3                     ---                      ---
Ohio                                   20                     ---                      ---
Pennsylvania                           22                     ---                      ---
South Carolina                         11                     ---                      ---
Tennessee                              10                     ---                      ---
Texas                                  13                       1                      ---
Virginia                                6                     ---                      ---
West Virginia                           6                     ---                      ---
Washington                            ---                     ---                        1
Wyoming                                 2                     ---                      ---
                                     -----                   -----                    -----
         TOTAL                        256                       6                        3
                                     =====                   =====                    =====

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

GOVERNMENT REGULATION

CERTIFICATION AND LICENSURE

      Most states do not require separate licensure for O&P practitioners. However, several states currently require O&P practitioners to be certified by an organization such as the American Board for Certification ("ABC").

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

      These laws may apply to certain of the Company's operations. The Company has instituted various types of discount programs for individuals or entities that purchase its products and services. The Company also maintains financial relationships with individuals and entities who may: (i) purchase the
Company's products and services; (ii) refer patients to Company-owned and managed O&P patient-care centers; or (iii) receive referrals through OPNET. These relationships include, among other things, lease arrangements with hospitals and OPNET participation arrangements. Because some of these arrangements may not satisfy all elements of an applicable safe harbor, they could be subject to scrutiny and challenge under one or more such laws.

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

PERSONNEL

      As of December 31, 1998, the Company employed 1,437 persons, including 1,324 full-time and 113 part-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that it has satisfactory relationships with its employees and strives to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement.

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

ITEM 2.     PROPERTIES.

      As of December 31, 1998, Hanger operated 256 patient-care centers and facilities in 30 states and the District of Columbia. Of these, 30 centers are owned by Hanger. The remaining centers are occupied under leases expiring between the years of 1999 and 2008. Hanger believes that the centers leased or owned by it are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

      Hanger also owns distribution facilities in Georgia and Texas, and leases manufacturing and distribution facilities in Illinois, Maryland,
Florida, Washington and California. The Company leases its corporate headquarters in Bethesda, Maryland and owns its corporate office in Alpharetta, Georgia. Substantially all of Hanger's properties are pledged to collateralize bank indebtedness. See Note G to Hanger's Consolidated Financial Statements.

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

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth information regarding the current executive officers of the Company and certain of its subsidiaries:


                                   Office with
         Name           Age        the Company
        ------         -----      -------------
Ivan R. Sabel, CPO     54         Chairman of the Board, President, Chief Executive
                                    Officer and Director of the Company

Richard A. Stein       39         Vice President-Finance, Secretary and Treasurer
                                    of the Company

John D. McNeill, CPO   51         President and Chief Operating Officer of
                                    Hanger Prosthetics & Orthotics, Inc.

James G. Cairns, Jr.   61         President and Chief Operating Officer of
                                    Seattle Orthopedic Group, Inc.

Jeffrey L. Martin      45         Vice President of OPNET, Inc.


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

      RICHARD A. STEIN has been Vice President-Finance, Secretary and Treasurer of Hanger since April 1987. Mr. Stein was also the President of Greiner & Saur Orthopedics, Inc., a former subsidiary of the Company, from April 1987 until November 1989. Mr. Stein is a Certified Public Accountant and was employed by PricewaterhouseCoopers L.L.P. (formerly Coopers & Lybrand, L.L.P.) from September 1982 until he joined Hanger in 1987.

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

      JAMES G. CAIRNS, JR. has served as the President and Chief Operating Officer of Seattle Orthopedic Group, Inc., a wholly-owned subsidiary of the Company that designs, manufactures and distributes orthotic and prosthetic products, since the Company's acquisition of Model and Instrument Development Corporation in August 1998, of which he had served as the President and Chief Executive Officer since 1992. Model and Instrument Development Corporation operated under the trade style Seattle Limb Systems and manufactured prosthetic components and related equipment. Previously, he served from 1987 to 1992 as the Chairman of the Board and Chief Executive Officer of Alliance Bancorporation, a bank holding company, and earlier as a consultant to the financial services industry and in management positions with various banking organizations.

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

EMPLOYMENT AND NON-COMPETE AGREEMENTS

      Messrs. Sabel, Stein, McNeill and Cairns have executed employment agreements with the Company which contain non-compete provisions.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

      The Company's Common Stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low intra-day sale prices for the Common Stock for the periods indicated as reported on the New York Stock Exchange on and after December 15, 1998, and on the American Stock Exchange prior thereto:

      YEAR ENDED DECEMBER 31, 1997                  HIGH              LOW
                                                    ----              ---
            First Quarter                          $ 7.00           $ 5.50
            Second Quarter                           9.25             6.25
            Third Quarter                           14.94             8.44
            Fourth Quarter                          14.63            10.56

      YEAR ENDED DECEMBER 31, 1998                  HIGH              LOW
                                                    ----              ---
            First Quarter                          $17.63           $12.25
            Second Quarter                          21.00            16.00
            Third Quarter                           22.25            14.50
            Fourth Quarter                          25.88            14.75

      At March 17, 1999, there were approximately 821 holders of record of Common Stock.

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

                                                                 SELECTED FINANCIAL STATEMENTS
                                                             (In thousands, except per share data)
                                                                     Years Ended December 31,
                                               ------------------------------------------------------------------
                                                1994           1995           1996           1997           1998
                                                ----           ----           ----           ----           ----
Statement of Operations Data:
Net sales                                      $ 50,300       $ 52,468       $ 66,806       $145,598       $187,870
Gross profit                                     27,091         27,896         34,573         72,065         94,967
Selling, general & administrative                21,340         19,362         24,550         49,076         63,512
Depreciation and amortization                     3,137          2,691          2,848          4,681          5,782
Acquisition and integration costs (1)               ---            ---          2,480            ---            ---
Restructuring cost (1)                              460            ---            ---            ---            ---
Loss from disposal of assets (1)                  2,150            ---            ---            ---            ---
Income from continuing operations                     4          5,843          4,695         18,308         25,673
Interest expense, net                            (1,746)        (2,056)        (2,547)        (4,932)        (1,902)
Income (loss) from continuing operations
  before taxes, extraordinary item               (1,922)         3,680          1,971         13,166         23,456
Provision for income taxes                          358          1,545            890          5,526          9,616
Income (loss) from continuing operations
  before extraordinary item                      (2,280)         2,135          1,081          7,640         13,840
Loss from discontinued operations (2)              (407)           ---            ---            ---            ---
Income (loss) before extraordinary
  Item                                           (2,687)         2,135          1,081          7,640         13,840
Extraordinary loss on early
  extinguishment of debt                            ---            ---            (83)        (2,694)           ---
Net income (loss)                              $ (2,687)      $  2,135       $    998       $  4,946       $ 13,840
BASIC PER COMMON SHARE DATA:
Income (loss) from continuing operations
  before extraordinary item                    $  (0.28)      $   0.25       $   0.12       $   0.65       $   0.82
Loss from discontinued  operations                (0.05)           ---            ---            ---            ---
Extraordinary loss on early
  extinguishment of debt                            ---            ---          (0.01)         (0.23)           ---
Net income (loss) per common share             $  (0.33)      $   0.25       $   0.11       $   0.42       $   0.82
                                               =========      =========      =========      =========      =========
Shares used to calculate basic per common
  share amounts                                   8,290          8,291          8,470         11,793         16,813
                                               =========      =========      =========      =========      =========
DILUTED PER COMMON SHARE DATA:
Income (loss) from continuing operations
  Before extraordinary item                    $  (0.28)      $   0.25       $   0.12       $   0.58       $   0.75
Loss from discontinued operations                 (0.05)           ---            ---            ---            ---
Extraordinary loss on early extinguishment
  of debt                                           ---            ---          (0.01)         (0.21)           ---
Net income (loss) per common share             $  (0.33)      $   0.25       $   0.11       $   0.37       $   0.75
                                               =========      =========      =========      =========      =========
Shares used to calculate diluted per common
  share amounts                                   8,290          8,300          8,663         13,138         18,516
                                               =========      =========      =========      =========      =========

                                                                           December 31,
                                               ------------------------------------------------------------------
BALANCE SHEET DATA:                             1994           1995           1996           1997           1998
                                                ----           ----           ----           ----           ----
Cash and cash equivalents                      $  1,048       $  1,456       $  6,572       $  6,557       $  9,683
Working capital                                  18,412         20,622         25,499         39,031         49,678
Total assets                                     61,481         61,800        134,941        157,983        205,948
Long-term debt                                   24,330         22,925         64,298         23,237         11,154
Shareholders' equity                             29,178         31,291         39,734        106,320        162,553

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The significant growth in the Company's O&P professional practice management net sales has resulted from an aggressive program of acquiring and developing O&P patient-care centers. Similarly, growth in the Company's O&P distribution and manufacturing net sales is attributable primarily to acquisitions. At December 31, 1998, the Company operated 256 patient-care centers, six distribution facilities, three of which contain central fabrication operations, and 3 manufacturing facilities.

COMPANY EXPANSION

      During late 1994 and 1995, the Company closed or sold nine unprofitable patient-care centers and temporarily discontinued its acquisition program. Following a change in executive management in mid-1995 and a refinancing in 1996, the Company's acquisition program was resumed. The significant increase in the number of patient-care center and certified practitioners in 1996 is attributable primarily to the Company's acquisition of J.E. Hanger, Inc. of Georgia ("JEH"). The following table sets forth the number of patient-care centers, certified practitioners and states (including the District of Columbia) in which the company operated at the end of each of the past five years:

                                                         DECEMBER 31,
                                           ---------------------------------------
                                           1994     1995     1996     1997    1998
                                           ----     ----     ----     ----    ----
Number of patient-care centers              85       84      178      213     256
Number of certified practitioners          125      119      199      249     321
Number of states (including D.C.)           25       24       29       30      31

NON-RECURRING CHARGES

      The Company's results of operations prior to 1997 were adversely affected by certain non-recurring charges, the most significant of which were associated with: (i) the sale or closure of unprofitable patient-care centers and related restructuring charges recorded in 1994; and (ii) non-recurring acquisition and integration costs incurred in 1996 in connection with the acquisition of JEH. The following table sets forth the Company's income from continuing operations, both as reported and excluding non-recurring charges, during each of the past five years:

                                                                     December 31,
                                                ----------------------------------------------------
                                                1994        1995        1996        1997        1998
                                                ----        ----        ----        ----        ----
                                                                   (in thousands)
Income from continuing operations (as
  reported)                                    $     4     $ 5,843     $ 4,695     $18,308     $25,673
Non-recurring charges:
  Loss from disposal of assets:                  2,150           -           -           -           -
  Restructuring costs                              460           -           -           -           -
  Acquisition and integration costs                  -           -       2,480           -           -
                                               --------    --------    --------    --------    --------
Income from continuing operations
  (excluding non-recurring charges)            $ 2,614     $ 5,843     $ 7,175     $18,308     $25,673

RECENT ACQUISITIONS

      During 1998, the Company acquired 17 O&P companies for an aggregate consideration, excluding potential earn-out provisions of $25.3 million. These O&P companies operated 39 patient-care centers and employed 189 persons at December 31, 1998. In addition, the Company acquired one prosthetic component manufacturing company for $13.8 million.

SAME-CENTER SALES GROWTH

      In addition to acquisitions of new patient-care centers, the growth in the Company's net sales from O&P patient-care services is attributable to a lesser degree to increases in net sales from existing patient-care centers. In 1994, the Company's decline in same-center net sales growth was primarily a result of poor operating performance at several centers that the Company subsequently sold or closed, the loss of several practitioners and severe weather conditions in the first quarter. The following table sets forth, for the periods indicated, the percent increase (decrease) in net sales contributed by those patient-care centers that were open during the entire period as well as the prior year's entire comparable period:

                                                              DECEMBER 31,
                                                ---------------------------------------
                                                1994     1995     1996     1997    1998
                                                ----     ----     ----     ----    ----
Percent increase (decrease) in same-center
  sales                                         (3.7)%   5.2%     5.8%     11.7%   11.1%

SOURCES OF NET SALES

      Although the Company's net sales continue to be most significantly derived from O&P practice management activities, including patient-care services, the percent of the Company's total net sales attributable to O&P distribution activities has increased. The following table sets forth the percent contributed to net sales in each of the periods indicated by the principal sources of the Company's net sales. The increase in the percentage of net sales contributed by distribution activities in 1997 is attributable to the Company's acquisition of JEH in late 1996 and increased sales to O&P practitioners in the Company's OPNET network. Manufacturing as a percent of net sales declined to 4.5% in 1998 versus 5.3% in 1997. However, there was an increase in the actual dollar amount of net sales attributable to manufacturing.

                                                   Years Ended December 31,
                                           ---------------------------------------
                                           1994     1995     1996     1997    1998
                                           ----     ----     ----     ----    ----
Source of net sales:
  Practice management and
    Patient-care services                   78.0%    78.5%    78.6%    77.1%   81.1%
  Manufacturing                             17.6     16.3     12.0      5.3     4.5
  Distribution                               4.4      5.2      9.4     17.6    14.4
                                           ------   ------   ------   ------  ------
                                           100.0%   100.0%   100.0%   100.0%  100.0%
                                           ======   ======   ======   ======  ======

PAYOR MIX

      The Company receives payments for O&P services rendered to patients from private insurers, HMOs, PPOs, the patients directly and governmental payors, including Medicare, Medicaid and the VA. The sources and amounts of the Company's net sales derived from its patient-care centers are determined by a number of factors, including the number and nature of O&P services rendered and the rates of reimbursement among payor categories. Generally, private insurance and other third-party reimbursement levels are greater than managed care (HMO/PPO), Medicare, Medicaid and VA reimbursement levels. Changes in the Company's payor mix can affect its profitability. The following table sets forth the percent contributed to net sales in each of the following periods by the principal categories of payors:

                                                   Years Ended December 31,
                                           ---------------------------------------
                                           1996              1997             1998
                                           ----              ----             ----
Payor mix(1):
  Private pay and other                     43.2%             38.0%            46.3%
  Medicare/Medicaid/VA                      56.8%             62.0%            53.7%
                                           ------            ------           ------
                                           100.0%            100.0%           100.0%
                                           ======            ======           ======

(1) Payor mix data is based on a sampling of approximately 75% of the patient care centers in 1996 and 1997 and approximately 41% of the patient-care centers in 1998.

EBITDA AND OPERATING MARGIN TRENDS

      The Company's EBITDA and operating margins have fluctuated over the past five years. In 1994, margins decreased due to the loss of several practitioners, poor operating performance at several centers and severe weather in the first quarter of the year. In 1995, margins increased due to the sale and/or closing of the unprofitable practices. In 1996, margins declined slightly compared to 1995 as a result of the JEH acquisition. JEH derived a larger percent of its net sales from distribution as compared to the Company, and its distribution operations had lower gross profit margins than its patient-care services. Also causing the decline in margins in 1996 was a decision by the management of the company not to eliminate any duplicative expenses during the two months ended December 31, 1996 following the JEH acquisitions. Exclusive of the JEH acquisition, EBITDA margins increased in 1996 as compared to 1995. In 1997 margins were higher than 1996 primarily from the integration of JEH and the elimination of duplicative expenses. The EBITDA margin in 1998 increased compared to 1997 as a result of consummating acquisitions of O&P patient-care centers with historical EBITDA margins of approximately 20%. The following sets forth the Company's EBITDA and operating margins during each of the past five years:

                                                   Years Ended December 31,
                                           ---------------------------------------
                                           1994     1995     1996     1997    1998
                                           ----     ----     ----     ----    ----
EBITDA margin (1)                          11.1%    16.1%    15.0%    15.8%   16.7%
Operating margin                            5.2%    11.1%    10.7%    12.6%   13.7%

(1) "EBITDA" is defined as income from continuing operations before depreciation and amortization. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. EBITDA margin is defined as EBITDA as a percent of net sales.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's statements of operations as a percentage of the Company's net sales:

                                                    For the Years Ended December 31,
                                                ---------------------------------------
                                                1996              1997             1998
                                                ----              ----             ----
Net sales                                       100.0%            100.0%           100.0%
Cost of products and services sold               48.2              50.5             49.5
Gross profit                                     51.8              49.5             50.5
Selling, general and administrative              36.7              33.7             33.8
Depreciation and amortization                     3.0               2.0              1.8
Acquisition and integration costs                 3.7               ---              ---
Amortization of excess cost over net
  assets acquired                                 1.2               1.2              1.3
Income from operations                            7.0              12.6             13.7
Interest expense, net                             3.8               3.4              1.0
Income before taxes and extraordinary item        3.0               9.0             12.5
Income taxes                                      1.3               3.8              5.1
Net income                                        1.5               3.4              7.4

YEARS ENDED DECEMBER 31, 1998 AND 1997

      NET SALES. Net sales for the year ended December 31, 1998 were approximately $187.9 million, an increase of approximately $42.3 million, or 29.1%, over net sales of approximately $145.6 million for the year ended December 31, 1997. The increase was primarily a result of: (i) acquisitions during 1998, and (ii) an 11.1% increase in net sales attributable to patient-care centers and facilities operating during both periods.

      GROSS PROFIT. Gross profit in 1998 was approximately $95.0 million, or 31.9%, over the prior year. The cost of products and services sold for the year ended December 31, 1998, was $92.9 million compared to $73.5 million in 1997. Gross profit as a percentage of net sales for patient-care service was 55% and 54% in the years ended December 31, 1997 and 1998. Gross profit as a percentage of net sales for manufacturing and distribution was 45% and 18% for 1998 compared to 45% and 16% for 1997, respectively. The total Company gross profit as a percent of net sales increased from 49.5% in 1997 to 50.5% in 1998. The 1% increase in the Company's gross profit as a percentage of net sales is primarily attributable to the increase in the percentage of net sales from patient-care services from 77% to 81%.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in 1998 increased approximately $14.4 million, or 29.3%, compared to 1997. The increase in selling, general and administrative expenses was primarily a result of the acquisition of O&P patient-care centers. Selling, general and administrative expenses as a percent of net sales increased to 33.8% in 1998 from 33.7% in 1997.

      INCOME FROM OPERATIONS. Principally as a result of the above, income from operations in 1998 totaled approximately $25.7 million, an increase of $7.4 million, or 40.4%, over the prior year. Income from operations as a percentage of net sales increased to 13.7% in 1998 from 12.6% in 1997.

      INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 was approximately $1.9 million, a decrease of approximately $3.0 million, or 61.2%, from the approximately $4.9 million of interest expense incurred during 1997. Interest expense as a percent of net sales decreased to 1.0% in 1998 from 3.4% for 1997. The decrease in interest expense was primarily attributable to the repayment of bank debt out of the proceeds of the public equity offering in the third quarter of 1998.

      INCOME TAXES. The Company's effective tax rate was 41% in 1998 versus 42% in 1997. The decrease in 1998 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income in 1997.

      EXTRAORDINARY ITEM. A pre-tax extraordinary item of $4.6 million ($2.7 million, net of tax benefit) in 1997, represents entirely a write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.3 million of bank debt from the net proceeds of the 1997 public equity offering.

      NET INCOME. As a result of the above, the Company recorded income before extraordinary item of $13.8 million for the year ended December 31, 1998, compared to $7.6 million for the prior year. A pre-tax extraordinary item of $4.6 million ($2.7 million, net of tax benefit) on early extinguishment of debt was recognized in 1997 in connection with refinancing of bank indebtedness. No extraordinary item was recognized in 1998.

      As a result of the above, the company reported net income of $13.8 million, or $.75 per common dilutive share, for the year ended December 31, 1998, as compared to net income of $4.9 million, or $.37 per common dilutive share, for the year ended December 31, 1997.

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

      INCOME FROM OPERATIONS. Principally as a result of the above, income from operations in 1997 totaled approximately $18.3 million, an increase of $13.6 million, or 290.0%, over the prior year. Income from operations as a percentage of net sales increased to 12.6% in 1997 from 7.0% in 1996.

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

      NET INCOME. As a result of the above, the Company recorded income from operations before extraordinary item of $7.6 million for the year ended December 31, 1997, compared to $1.1 million for the prior year. A pre-tax extraordinary item of $4.6 million ($2.7 million, net of tax benefit) on early extinguishment of debt was recognized in 1997 compared to $139,000 ($83,000, net of tax benefit) in 1996. Both extraordinary items were in connection with refinancings of bank indebtedness.

      As a result of the above, the company reported net income of $4.9 million, or $.37 per common dilutive share, for the year ended December 31, 1997, as compared to net income of $998,000, or $.11 per common dilutive share, for the year ended December 31, 1996.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated working capital at December 31, 1998 was approximately $49.7 million and cash and cash equivalents available were approximately $9.7 million.

      At December 31, 1997, the Company had a credit agreement (the "Credit Agreement") with a syndicate of banks, (collectively, the "Banks") that provided for (i) an A-Term Loan of up to $29,000,000 (the "A-Term Loan"); (ii) a B-Term Loan of up to $28,000,000 (the "B-Term Loan"); (iii) an acquisition loan of up to $25,000,000 (the "Acquisition Loan"); and (iv) a revolving loan of up to $8,000,000 (the "Revolving Loan"). During 1998, the Company paid off all indebtedness incurred under the Credit Agreement and had no indebtedness thereunder at December 31, 1998. The Credit Agreement currently provides for the $25,000,000 Acquisition Loan Commitment and $8,000,000 Revolving Loan Commitment.

      The Credit Agreement with the Banks is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

      The Acquisition Loan and the Revolving Loan bear base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.75% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. At December 31, 1998, the Company's interest rate would have been 6%.

      On July 29, 1998, 3,300,000 shares of common stock of the Company were sold in an underwritten public offering at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 shares were sold by certain stockholders of the Company. Of the approximately $37.8 million of net proceeds of the offering, a total of $24.7 million was used to repay the amounts of the A-Term Loan, B-Term Loan, Acquisition Loan and Revolving Loan outstanding at that time. The underwriters did not exercise the over allotment option to purchase up to 495,000 additional shares of common stock.

      The Company's total debt at December 31, 1998, including a current portion of approximately $4.4 million, was approximately $15.6 million. Such indebtedness was entirely related to subordinated seller notes issued in connection with various acquisitions.

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

      During 1998, the Company acquired 17 O&P companies and one prosthetic component manufacturing company. The aggregate purchase price, excluding potential earn-out provisions, was $39.1 million, comprised of $28.8 million in cash, $7.9 million in promissory notes and 141,417 shares of common stock of the Company valued at $2.4 million. The cash portion of the purchase price of these acquisitions was borrowed under the Company's Revolving Loan and Acquisition Loan.

      The Company plans to finance future acquisitions through internally generated funds or borrowings under the Acquisition Loan, the issuance of notes or shares of Common Stock or securities convertible into Common Stock of the Company, or through a combination thereof.

      The Company is actively engaged in ongoing discussions with prospective acquisition candidates. The Company plans to continue to expand its operations aggressively through acquisitions.

      PROPOSED REDUCTION IN FEDERAL MEDICARE PROGRAM

      In  February  1999,  the  U.S.  Health  Care  Financing   Administration
announced proposed legislation that would reduce Medicare funding in the Administration's proposed healthcare budget for the fiscal year ending September 30, 2000. Approximately $580 million of the planned reduction is proposed to be achieved over five years, of which approximately $70 million would be in the first year, by limiting the reimbursement for O&P expenditures to a national median level. Currently, there are ten regions in the country and O&P pricing levels in those regions differ. The proposed cutback in Medicare O&P reimbursement to the national median would most adversely effect O&P service providers in the higher priced regions. The proposed legislation has not been officially introduced and the Company can make no representation at this time as to whether it will be introduced or implemented or as to whether it would have a materially adverse effect on the Company.

      NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

      The Company currently is upgrading its patient care, manufacturing and headquarters information systems. Included in the upgrading is a program to ensure that all significant computer systems are substantially Year 2000 compliant by the year ending December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant: (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is constantly upgraded through existing maintenance contracts. Parts (1) and (2) of the Year 2000 program are currently underway. Part (1), identification, was completed during the first quarter of 1999. Review of accounting and financial reporting systems is nearly finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues, primarily under maintenance contracts with the Company's software vendors. While most of the major systems are Year 2000 compliant, the software vendors have targeted June 1999 as a completion date. Part (3), testing, started in the first quarter of 1999 and is expected to be substantially finished at the end the second quarter and to continue, as needed, into the new millennium.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Senior Financing Facilities. At December 31, 1998, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of up to $26,950,000. However, at December 31, 1998, there were no borrowings outstanding. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7.0%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. All other debt accrues interest at a fixed rate.

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
            FORM 8-K.

            (a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

                  (1)   FINANCIAL STATEMENTS:

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1997
  and 1998

Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December
  31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements

                  (2)   FINANCIAL STATEMENTS SCHEDULE:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

            (b)   REPORTS ON FORM 8-K:

                        No Forms 8-K were filed during the quarter ended December 31, 1998.

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

   10(d)        Form of Stock Option Agreements,  dated as of August 13, 1990, between Hanger Orthopedic Group, Inc. and Thomas P. Cooper, James G. Hellmuth, Walter F. Abendschein, Jr., Norman Berger, Bruce B. Grynbaum and Joseph S. Torg. (Incorporated herein by reference to Exhibit 10(rrr) to the Registrant's Registration Statement on Form S-2, File No. 33-37594.) *

*     Management contract or compensatory plan

   10(e)        Employment  and  Non-Compete  Agreement,  dated  as of May 16,
                  1994, between Hanger Orthopedic Group, Inc. and Ivan R. Sabel. (Incorporated herein by reference to Exhibit 10 (xx) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.) *

   10(f)        Employment  and  Non-Compete  Agreement,  dated  as of May 16,
                  1994, between Hanger Orthopedic Group, Inc. and Richard A. Stein. (Incorporated herein by reference to Exhibit 10 (yy) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.) *

   10(g)        Agreement and Plan of Merger, dated as of July 29, 1996, among
                  Hanger Orthopedic Group, Inc., SEH Acquisition Corporation and J.E. Hanger, Inc. of Georgia. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on November 12, 1996.)

   10(h)        Credit  Agreement,   dated  November  1,  1996,  among  Hanger
                  Orthopedic Group, Inc., various banks and Banque Paribas, as agent. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed on November 12, 1996.)

   10(i)        Senior  Subordinated  Note  Purchase  Agreement,  dated  as of
                  November 1, 1996, among Hanger Orthopedic Group, Inc. and the purchasers listed therein. (Incorporated hereby by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed on November 12, 1996.)

   10(j)        Warrants to purchase Common Stock of Hanger  Orthopedic Group,
                  Inc. issued November 1, 1996. (Incorporated herein by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed on November 12, 1996.)

   10(k)        1991  Stock  Option  Plan  of  the  Registrant,   as  amended.
                  (Incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)*

   10(l)        1993   Non-Employee   Directors   Stock  Option  Plan  of  the
                  Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191).)*

   10(m)        Employment and Non-Compete Agreement,  dated as of November 1,
                  1996, and Amendment No. 1 thereto, dated January 1, 1997, between the Registrant and H.E. Thranhardt. (Incorporated herein by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

*     Management contract or compensatory plan

   10(n)        Employment and Non-Compete Agreement,  dated as of November 1,
                  1996, between the Registrant and John McNeill. (Incorporated herein by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   10(o)        Asset Purchase  Agreement,  dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopaedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)

   10(p)        Asset  purchase  Agreement,  dated as of May 8,  1997,  by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997.)

   10(q)        Second  Amendment,  dated June 25, 1997, to Credit  Agreement, dated November 1, 1996, among Hanger Orthopedic Group, Inc., various banks and Banque Paribas, as agent. (Incorporated herein by reference to Exhibit 10(r) to the Registrant's Registration Statement on Form S-2 (File No. 333-30193).)

   10(r)        Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   10(s)        Asset  Purchase  Agreement,  dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   21           List of Subsidiaries of the Registrant.  (Incorporated  herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   24           Consent of PricewaterhouseCoopers L.L.P.

   27           Financial Data Schedule for the year ended December 31, 1998

*     Management contract or compensatory plan

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HANGER ORTHOPEDIC GROUP, INC.


Dated:  March 18, 1999                   By:  /s/IVAN R. SABEL, CPO
                                              ---------------------
                                              Ivan R. Sabel, CPO
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Dated:  March 18, 1999                   By:  /s/RICHARD A. STEIN
                                              -------------------
                                              Richard A. Stein
                                              Vice President - Finance
                                              Principal Financial and
                                              Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 18, 1999                        /s/IVAN R. SABEL, CPO
                                              ---------------------
                                              Ivan R. Sabel, CPO
                                              Chief Executive Officer
                                              and Director (Principal
                                              Executive Officer)


Dated:  March 18, 1999                        /s/RICHARD A. STEIN
                                              -------------------
                                              Richard A. Stein
                                              Vice President - Finance,
                                              Treasurer and Secretary
                                              (Principal Financial and
                                              Accounting Officer)


Dated:  March 18, 1999                        /s/MITCHELL J. BLUTT, M.D.
                                              --------------------------
                                              Mitchell J. Blutt, M.D.
                                              Director

Dated:  March 18, 1999                        /s/EDMOND E. CHARRETTE, M.D.
                                              ----------------------------
                                              Edmond E. Charrette, M.D.
                                              Director


Dated:  March 18, 1999                        /s/THOMAS P. COOPER, M.D.
                                              -------------------------
                                              Thomas P. Cooper, M.D.
                                              Director


Dated:  March 18, 1999                        /s/ROBERT J. GLASER, M.D.
                                              -------------------------
                                              Robert J. Glaser, M.D.
                                              Director


Dated:  March 18, 1999                        /s/JAMES G. HELLMUTH
                                              --------------------
                                              James G. Hellmuth
                                              Director


Dated:  March 18, 1999                        /s/RISA J. LAVIZZO-MOUREY, M.D.
                                              -------------------------------
                                              Risa J. Lavizzo-Mourey, M.D.


Dated:  March 18, 1999                        /s/WILLIAM L. MCCULLOCH
                                              -----------------------
                                              William L. McCulloch
                                              Director


Dated:  March 18, 1999                        /s/H.E. THRANHARDT, CPO
                                              -----------------------
                                              H.E. Thranhardt, CPO
                                              Director

                         INDEX TO FINANCIAL STATEMENTS

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants                                          F-1

Consolidated balance sheets as of December 31, 1997
 and 1998                                                                  F-2

Consolidated statements of income for the years
  ended December 31, 1996, 1997 and 1998                                   F-4

Consolidated statements of changes in shareholders'
  equity for the years ended December 31, 1996,
  1997 and 1998                                                            F-5

Consolidated statements of cash flows for the years
  ended December 31, 1996, 1997 and 1998                                   F-6

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

Report of Independent Accountants                                          S-1

Schedule II - Valuation and Qualifying Accounts                            S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Shareholders of Hanger Orthopedic Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 1999

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         1997                   1998
                                                                                    --------------         --------------
                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $   6,557,409          $   9,682,786
  Accounts receivable, less allowances for doubtful accounts of $4,871,000 and $8,022,000 in 1997 and
    1998, respectively                                                                 31,145,327             39,156,940
  Inventories                                                                          17,445,476             16,934,600
  Prepaid and other assets                                                              4,260,656              4,063,648
  Deferred income taxes                                                                 2,127,185              4,497,724
                                                                                    --------------         --------------
    Total current assets                                                               61,536,053             74,335,698
                                                                                    --------------         --------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                  4,269,045              4,267,045
  Buildings                                                                             8,326,732              8,522,978
  Machinery and equipment                                                               7,591,821             13,008,780
  Furniture and fixtures                                                                2,378,808              2,980,647
  Leasehold improvements                                                                3,142,244              4,263,274
                                                                                    --------------         --------------
                                                                                       25,708,650             33,042,724
  Less accumulated depreciation and amortization                                        7,538,385             10,333,371
                                                                                    --------------         --------------
                                                                                       18,170,265             22,709,353
                                                                                    --------------         --------------

INTANGIBLE ASSETS
  Excess cost over net assets acquired                                                 81,150,328            114,074,842
  Non-compete agreements                                                                2,236,979              1,724,440
  Other intangible assets                                                               3,221,912              2,701,639
                                                                                    --------------         --------------
                                                                                       86,609,219            118,500,921
  Less accumulated amortization                                                         9,101,531             10,545,148
                                                                                    --------------         --------------
                                                                                       77,507,688            107,955,773
                                                                                    --------------         --------------

OTHER ASSETS
  Other                                                                                   768,604                947,297
                                                                                    --------------         --------------

TOTAL ASSETS                                                                        $ 157,982,610          $ 205,948,121
                                                                                    ==============         ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         1997                   1998
                                                                                    --------------         --------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                                 $   5,747,865          $   4,407,369
  Accounts payable                                                                      3,827,338              4,975,581
  Accrued expenses                                                                      3,597,104              4,635,048
  Customer deposits                                                                     1,145,001              1,122,438
  Accrued compensation related cost                                                     8,037,805              9,000,721
  Deferred revenue                                                                        150,418                516,943
                                                                                    --------------         --------------
    Total current liabilities                                                          22,505,531             24,658,100
                                                                                    --------------         --------------
Long-term debt                                                                         23,237,321             11,154,116
Deferred income taxes                                                                   3,405,833              5,222,766
Other liabilities                                                                       2,210,445              2,360,219
Mandatorily redeemable preferred stock class C, 300 shares authorized,
  liquidation preference of $500 per share (See Note M)                                   303,753                    ---
Mandatorily redeemable preferred stock class F, 100,000 shares authorized,
  liquidation preference of $1,000 per share (See Note M)                                     ---                    ---
Commitments and contingent liabilities (See Note J)
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares authorized,  15,670,100 and
    18,825,372 shares issued and 15,536,605 and
    18,691,877 shares outstanding in 1997 and 1998, respectively                          156,702                188,255
  Additional paid-in capital                                                          102,585,837            144,970,114
  Retained earnings                                                                     4,232,750             18,050,113
                                                                                    --------------         --------------
                                                                                      106,975,289            163,208,482
  Treasury stock, cost -- (133,495 shares)                                               (655,562)              (655,562)
                                                                                    --------------         --------------
                                                                                      106,319,727            162,552,920
                                                                                    --------------         --------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                            $ 157,982,610          $ 205,948,121
                                                                                    ==============         ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31,


                                                                               1996             1997             1998
                                                                           --------------     --------------     --------------
Net sales                                                                  $  66,805,944      $ 145,597,876      $ 187,870,312
Cost of products and services sold                                            32,233,373         73,533,398         92,903,145
                                                                           --------------     --------------     --------------
Gross profit                                                                  34,572,571         72,064,478         94,967,167
Selling, general and administrative                                           24,549,802         49,075,956         63,512,051
Depreciation and amortization                                                  2,016,390          2,870,539          3,293,490
Amortization of excess cost over net assets acquired                             832,075          1,810,283          2,488,264
Acquisition costs                                                              1,297,819                ---                ---
Integration costs                                                              1,181,694                ---                ---
                                                                           --------------     --------------     --------------
Income from operations                                                         4,694,791         18,307,700         25,673,362
Interest expense, net                                                         (2,546,561)        (4,932,385)        (1,902,315)
Other expense, net                                                              (177,216)          (209,296)          (315,337)
                                                                           --------------     --------------     --------------
Income before taxes and extraordinary item                                     1,971,014         13,166,019         23,455,710
Provision for income taxes                                                       889,886          5,526,000          9,616,000
                                                                           --------------     --------------     --------------
Income before extraordinary item                                               1,081,128          7,640,019         13,839,710
Extraordinary loss on early extinguishment of debt, net of tax benefit           (83,234)        (2,693,791)               ---
                                                                           --------------     --------------     --------------
Net income                                                                 $     997,894      $   4,946,228      $  13,839,710
                                                                           ==============     ==============     ==============
Income before extraordinary item applicable to common stock                $   1,057,313       $  7,613,967      $  13,817,363
                                                                           ==============     ==============     ==============

Basic Per Common Share Data
--------------------------------------
Income before extraordinary item                                                   $0.12              $0.65              $0.82
Extraordinary item, net of tax benefit                                             (0.01)             (0.23)               ---
                                                                           --------------     --------------     --------------
Net income                                                                         $0.11              $0.42              $0.82
                                                                           ==============     ==============     ==============

Shares used to compute basic per common share amounts                          8,469,645         11,792,892         16,812,717

Diluted Per Common Share Data
--------------------------------------
Income before extraordinary item                                                   $0.12              $0.58              $0.75
Extraordinary item, net of tax benefit                                             (0.01)             (0.21)               ---
                                                                           --------------     --------------     --------------
Net income                                                                         $0.11              $0.37              $0.75
                                                                           ==============     ==============     ==============

Shares used to compute diluted per common share amounts                        8,663,161         13,138,377         18,515,567

         The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1997 and 1998


                                                                                  Retained
                                                                Additional        Earnings
                                     Common        Common         Paid in       (Accumulated      Treasury
                                     Shares        Stock          Capital          Deficit)        Stock            Total
                                   ----------     --------     -------------     -----------     ----------     -------------
Balance, December 31, 1995          8,290,544     $ 84,241     $ 33,574,058      $(1,711,372)    ($655,562)     $ 31,291,365
Preferred dividends declared                                        (23,815)                                         (23,815)
Net Income                                                                           997,894                         997,894
Issuance of Common Stock in
  connection with the exercise
  of stock options                     13,758          138           46,733                                           46,871
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                    11,332          113             (113)                                             ---
Issuance of Common Stock in
  connection with the purchase
  of JEH                            1,000,000       10,000        5,240,000                                        5,250,000
Issuance of Warrants in
  connection with the purchase
  of JEH                                                            133,000                                          133,000
Issuance of Warrants in
  connection  with the Senior
  Subordinated Note Agreement                                     2,038,500                                        2,038,500
                                   ----------     --------     -------------     -----------     ----------     -------------
Balance, December 31, 1996          9,315,634       94,492       41,008,363         (713,478)     (655,562)       39,733,815
                                   ----------     --------     -------------     -----------     ----------     -------------
Preferred dividends declared                                        (26,052)                                         (26,052)
Net Income                                                                         4,946,228                       4,946,228
Issuance of Common Stock in
  connection with the exercise
  of stock options                    395,277        3,953        2,823,194                                        2,827,147
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                    11,694          117             (117)                                             ---
Issuance of Common Stock in
  connection with the purchase
  of Fort Walton Mobile                64,000          640          499,360                                          500,000
Issuance of Common Stock in
  Public Offering                   5,750,000       57,500       58,281,089                                       58,338,589
                                   ----------     --------     -------------     -----------     ----------     -------------
Balance, December 31, 1997         15,536,605      156,702      102,585,837        4,232,750      (655,562)      106,319,727
                                   ----------     --------     -------------     -----------     ----------     -------------
Preferred dividends declared                                                         (22,347)                        (22,347)
Net Income                                                                        13,839,710                      13,839,710
Issuance of Common Stock in
  connection with the exercise
  of stock options                    338,069        3,381        2,252,406                                        2,255,787
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                   275,786        2,758           (2,758)                                             ---
Issuance of Common Stock in
  connection with acquisitions        141,417        1,414        2,398,586                                        2,400,000
Issuance of Common Stock in
  Public Offering                   2,400,000       24,000       37,736,043                                       37,760,043
                                   ----------     --------     -------------     -----------     ----------     -------------
Balance, December 31, 1998         18,691,877     $188,255     $144,970,114      $18,050,113     ($655,562)     $162,552,920
                                   ==========     ========     =============     ===========     ==========     =============

         The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                    1996               1997              1998
                                                                                --------------    --------------    --------------
Cash flow from operating activities:
  Net income                                                                    $     997,894     $   4,946,228     $  13,839,710
Adjustments to reconcile net income to net cash provided by
  Operating activities:
  Provision for bad debt                                                            1,629,065         5,613,076         7,510,240
  Provision for inventory reserves                                                        ---         1,160,000         2,201,718
  Depreciation and amortization                                                     2,016,390         2,870,539         3,293,490
  Amortization of excess cost over net assets acquired                                832,075         1,810,283         2,488,264
  Amortization of debt discount                                                        42,469           152,065               ---
  Deferred taxes                                                                     (684,119)        2,060,301          (553,606)
  Extraordinary loss on early extinguishment of debt                                  138,724         4,644,491               ---
  Changes in assets and liabilities, net of effects from acquired companies:
    Accounts receivable                                                            (2,772,619)       (9,380,532)      (10,772,516)
    Inventories                                                                       737,104        (1,068,769)          255,758
    Prepaid and other assets                                                         (199,638)       (2,586,738)          610,979
    Other assets                                                                       27,342           176,083           (87,001)
    Accounts payable                                                                  361,441        (1,326,067)         (586,476)
    Accrued expenses                                                                  709,638        (1,000,414)         (212,170)
    Accrued wages & payroll taxes                                                   1,942,581          (400,575)          246,970
    Customer deposits                                                                  88,461           576,240           (22,985)
    Deferred revenue                                                                  126,411          (156,580)          168,635
    Other liabilities                                                                 (66,459)           22,167           149,776
                                                                                --------------    --------------    --------------
Net cash provided by operating activities                                           5,926,760         8,111,798        18,530,786
                                                                                --------------    --------------    --------------
Cash flow from investing activities:
  Purchase of fixed assets                                                         (1,239,364)       (2,581,424)       (2,859,015)
  Acquisitions, net of cash                                                       (37,671,754)      (15,800,077)      (30,332,704)
  Purchase of patents                                                                 (31,840)          (88,671)          (59,815)
  Purchase of non-compete agreements                                                 (200,000)         (255,650)         (398,790)
  Decrease in other intangibles                                                        (7,596)              ---               ---
                                                                                --------------    --------------    --------------
Net cash used in investing activities                                             (39,150,554)      (18,725,822)      (33,650,324)
                                                                                --------------    --------------    --------------
Cash flow from financing activities:
  Net repayments under revolving credit agreement                                 (12,700,000)              ---               ---
  Repayment of preferred stock                                                            ---               ---          (326,100)
  Proceeds from issuance of Common Stock                                               46,871        61,165,736        40,015,830
  Proceeds from long-term debt                                                     65,000,000         8,256,000         6,000,000
  Repayment of long-term debt                                                     (11,040,029)      (58,781,418)      (27,444,815)
  Increase in financing costs                                                      (2,966,951)          (41,287)              ---
                                                                                --------------    --------------    --------------
Net cash provided by financing activities                                          38,339,891        10,599,031        18,244,915
                                                                                --------------    --------------    --------------
Increase (decrease) in cash and cash equivalents                                    5,116,097           (14,993)        3,125,377
Cash and cash equivalents at beginning of year                                      1,456,305         6,572,402         6,557,409
                                                                                --------------    --------------    --------------
Cash and cash equivalents at end of year                                        $   6,572,402     $   6,557,409     $   9,682,786
                                                                                ==============    ==============    ==============

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES  OF  CONSOLIDATION:   The  consolidated  financial  statements
include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At various times throughout the year, the Company maintains cash balances in excess of FDIC limits.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of the Company's short-term financial instruments, such as receivables and payables approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt approximates fair value based on using rates currently available to the Company for debt with similar terms and remaining maturities.

     INVENTORIES: Inventories, which consist principally of purchased parts, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     COMPUTER SOFTWARE: During 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the costs of Computer Software Developed or Obtained for Internal Use." The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     LONG-LIVED ASSET IMPAIRMENT: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, then the loss is recognized in the income statement.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of income.
Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: machinery and equipment and furniture and fixtures - 5 years; leasehold improvements - term of lease; and buildings - 10-20 years. Depreciation expense was approximately $1,288,000, $2,173,000 and $2,806,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     INTANGIBLE ASSETS: Non-compete agreements are recorded based on agreements entered into by the Company and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. Other intangible assets are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses and is amortized using the straight-line method over 40 years.

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

     COMPREHENSIVE INCOME: Effective January 1, 1998 the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements.

     SEGMENT INFORMATION: In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financing Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of the company.

     NEW ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

     The following are the supplemental disclosure requirements for the statements of cash flows:

                                                                                      For the Years Ended December 31,
                                                                                      --------------------------------
                                                                                   1996            1997            1998
                                                                                   ----            ----            ----
Cash paid during the period for:
   Interest                                                                    $ 2,273,629     $ 5,361,176     $ 2,099,051
   Income taxes                                                                  1,893,990       2,469,000       8,307,000
Non-cash financing and investing activities:
Preferred dividends declared                                                        23,815          26,052             ---
Issuance of notes in connection with acquisition                                       ---       8,314,200       7,934,457
Issuance of Common Stock in connection with acquisition                          5,250,000         500,000       2,400,000
Issuance of warrants in connection with acquisition                                133,000             ---             ---
Issuance of warrants in connection with Senior Subordinated Notes                2,038,500             ---             ---
Change in goodwill resulting from reduction in estimated acquisition costs             ---       3,236,552       3,860,843


NOTE D - ACQUISITIONS

     During 1996, the Company acquired one orthotic and prosthetic company, J.E. Hanger, Inc. of Georgia ("JEH"), pursuant to the terms of a Merger Agreement. As of the acquisition date, JEH, headquartered in Alpharetta, Georgia, operated 94 patient-care centers and five warehouses located primarily in the Mid-Atlantic and Southeastern United States. Under the terms of the agreement, which became effective on November 1, 1996, the Company paid JEH shareholders $44,000,000 in cash and issued 1,000,000 shares of Company Common Stock and paid an additional $1,783,000 to the former JEH shareholders on March 27, 1997 pursuant to provisions in the Merger Agreement calling for a post-closing adjustment. In addition the Company issued warrants for 35,000 shares to one JEH noteholder in order to facilitate assumption of this debt under the same terms and conditions that had existed prior to the acquisition.

     During 1997, the Company acquired nine orthotic and prosthetic companies and the remaining 20% interest of its majority owned subsidiary, Columbia Brace. The aggregate purchase price, excluding potential earn-out provisions, was $22,529,200, comprised of $13,715,000 in cash, $8,314,200 in promissory notes and 64,000 shares of Common Stock of the Company valued at $500,000. The notes are payable over two to five years with interest rates ranging from 6% to 8%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's acquisition loan facility.

     During 1998, the Company acquired seventeen orthotic and prosthetic companies and one prosthetic component manufacturing company. The aggregate purchase price, excluding potential earn-out provisions, was $39,125,180, comprised of $28,790,723 in cash, $7,934,457 in promissory notes and 141,417 shares of common stock of the Company valued at $2,400,000. The notes are payable over one to five years with interest rates ranging from 6.0000% to 7.6875%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving and acquisition loan commitment.

     During 1998, the Company paid approximately $591,000 to the former owners of ACOR Orthopaedic, Inc. - Retail Division and Montana Orthotics and Prosthetics, Inc., pursuant to earnout provisions contained in the 1997 acquisition agreements. In addition, the Company paid approximately $1,528,000 to the former owners of Seattle Limb Systems, Inc., Fort Walton Orthopedic Inc. and Mobile Limb and Brace, Inc., Morgan Prosthetics - Orthotics, Inc. and Eugene Teufel & Sons, Inc., pursuant to working capital provisions contained in the respective acquisition agreements. The Company has accounted for these additional payments as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $2,119,000. Additional amounts aggregating approximately $2,890,000 may be paid over the next five years in connection with earnout provisions contained in the 1998 acquisition agreements.

     All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Excess cost over net assets acquired in these acquisitions amounting to approximately $36,699,000, $20,451,000, and $32,925,000 in 1996, 1997 and 1998, respectively, are amortized using the straight-line method over 40 years.

     The following table summarizes the unaudited consolidated pro forma information, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                                      1997                1998
                                                                      ----                ----
Net sales                                                          $187,520,000      $207,073,000
Income before extraordinary item                                      9,789,000        15,674,000
Net income                                                            7,095,000        15,674,000
Diluted income per common share before extraordinary item                  $.75              $.85
Diluted income per common share                                            $.54              $.85


     The unaudited consolidated pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

NOTE E - NET INCOME PER COMMON SHARE

     Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and convertible notes payable and are calculated using the treasury stock method.

     Earnings per share are computed as follows:

                                                              Years Ended December 31,
                                                       1996              1997             1998
                                                  -------------     -------------     -------------
Income before extraordinary item                  $  1,081,128      $  7,640,019      $ 13,839,710
Less preferred stock dividends declared                (23,815)          (26,052)          (22,347)
                                                  -------------     -------------     -------------
Income available to common stockholders used
  to compute basic per common share amounts       $  1,057,313      $  7,613,967      $ 13,817,363
                                                  =============     =============     =============

Add back interest expense on convertible note
  payable, net of tax                                      ---               ---      $     44,471
                                                  -------------     -------------     -------------
Income available to common stockholders plus
  assumed conversions used to compute diluted
  per common share amounts                        $  1,057,313      $  7,613,967      $ 13,861,834
                                                  =============     =============     =============
Shares of common stock
  outstanding used to compute basic per
  common share amounts                               8,469,645        11,792,892        16,812,717
Effect of convertible note payable                         ---               ---            87,501
Effect of dilutive options                             163,442           556,476           836,126
Effect of dilutive warrants                             30,074           789,009           779,223
Shares used to compute dilutive per               -------------     -------------     -------------
  common share amounts                               8,663,161        13,138,377        18,515,567
                                                  =============     =============     =============

Basic income per common share before
  extraordinary item                              $        .12      $        .65      $       .82
Diluted income per common share before
  extraordinary item                              $        .12      $        .58      $       .75


     Options to purchase 234,250 shares of common stock at prices ranging from $17.38 per share to $22.50 per share were outstanding at December 31, 1998 but were not included in the computation of diluted income per common share because the options' exercise prices are greater than the average market price of the common shares.

NOTE F - INVENTORY
          Inventories at December 31, 1997 and 1998 consist of the following:

                                             1997                    1998
                                             ----                    ----
      Raw materials                      $  7,685,134            $  7,196,176
      Work in-process                       1,437,946               2,093,575
      Finished goods                        8,322,396               7,644,849
                                         ------------            ------------
                                         $ 17,445,476            $ 16,934,600
                                         ============            ============

NOTE G- LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1997 and 1998:

                                                                                            1997              1998
                                                                                            ----              ----
      A-Term Loan Commitment                                                            $  8,567,704              ---

      B Term Loan Commitment                                                               8,663,611              ---

      Subordinated seller notes, non-collateralized net of unamortized discount of $444,776 and $294,438 at December 31, 1997 and 1998, respectively, with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6% to 11.572%,
      maturing through January 2009.                                                      11,256,699     $ 15,561,485

      Other miscellaneous obligations with principal and interest payable in either monthly or annual installments at interest rates ranging from 6% to 10%
      maturing through December 2007.  These obligations were repaid in 1998.                497,172              ---
                                                                                        ------------     ------------
                                                                                          28,985,186       15,561,485
      Less current portion                                                                 5,747,865        4,407,369
                                                                                        ------------     ------------
                                                                                        $ 23,237,321     $ 11,154,116
                                                                                        ============     ============

     At December 31, 1997, the Company had a $90,000,000 Credit Agreement ("Credit Agreement") with a syndication of banks which provided for a: (i) "A Term Loan" in the principal amount of $29,000,000; (ii) "B Term Loan" in the principal amount of $28,000,000; (iii) $25,000,000 Acquisition Loan Commitment and; (iv) $8,000,000 Revolving Loan Commitment. At December 31, 1998, the Company's Credit Agreement provides for the $25,000,000 Acquisition Loan Commitment and $8,000,000 Revolving Loan Commitment.

     The Company used the proceeds of the A-Term Loan, B-Term Loan and Senior Subordinated Notes to finance the acquisition of JEH and to repay all amounts then outstanding under the Company's former credit agreements. In connection with this transaction, the Company recorded an extraordinary charge of $138,724 ($83,234, net of tax benefit) for the write-off of unamortized discounts and financing costs in 1996.

     During August of 1997, the Company sold 5,750,000 shares of Common Stock in a underwritten public offering at $11.00 per share resulting in approximately $58.3 million of net proceeds to the Company. The Company applied the net proceeds of the public offering to the repayment of certain indebtedness, including Senior Subordinated Notes. Upon repayment of this debt and the Credit Agreement being substantially modified, the Company incurred an extraordinary loss of $4.6 million ($2.7 million net of tax benefit).

     The modified Credit Agreement is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

     The A-Term Loan,  the  $25,000,000  Acquisition  Loan  Commitment and the
$8,000,000 Revolving Loan Commitment bear base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate is then reduced by .25% to 1.75% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The Company's interest rate at December 31, 1998 would have been 6%. As of December 31, 1998 and 1997, the Company had no outstanding balance on either the Acquisition or Revolving Loan Commitment. The A-Term Loan is no longer available to the Company as of December 31, 1998.

     The B-Term Loan bore base interest at the Company's option of either LIBOR plus 2.75% or the Bank's prime rate plus 1.75%. The base interest rate was then reduced by .25% to 1.25% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization. The B-Term Loan is no longer available to the Company as of December 31, 1998.

     On July 29, 1998, 3,300,000 shares of common stock of the Company were sold in an underwritten public offering at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 shares were sold by certain stockholders of the Company. Of the approximately $37.8 million of net proceeds of the offering received by the Company, the Company applied $24.7 million to the repayment of the A-Term Loan, B-Term Loan and other indebtedness.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on amounts outstanding on its Credit Agreement. At December 31, 1997 and 1998, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of up to $26,950,000. However, at December 31, 1998, there were no borrowings outstanding. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

     Maturities of long-term debt at December 31, 1998 are as follows:

                1999                         $  4,407,369
                2000                            3,366,653
                2001                            3,150,334
                2002                            2,819,182
                2003                            1,586,699
                Thereafter                        231,248
                                             --------------
                                             $ 15,561,485
                                             ==============

NOTE H- INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following:

                                                     1996               1997                1998
                                                     ----               ----                ----
     Current:
         Federal                                 $ 1,146,564        $ 3,067,546        $ 8,683,364
         State                                       427,441            398,153          1,486,242
                                                 ------------       ------------       ------------
     Total                                         1,574,005          3,465,699         10,169,606
     Deferred:
         Federal and State                          (684,119)         2,060,301           (553,606)
                                                 ------------       ------------       ------------
     Provision for income taxes on
       income before extraordinary item              889,886          5,526,000          9,616,000
     Tax benefit from extra-
       ordinary item                                 (55,489)        (1,950,700)               ---
                                                 ------------       ------------       ------------
     Provision for income taxes                  $   834,397        $ 3,575,300        $ 9,616,000
                                                 ============       ============       =============

     A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                     1996               1997                1998
                                                     ----               ----                ----
     Federal statutory tax rate                  $   670,145        $ 4,608,106        $ 8,209,498
     Increase in taxes resulting from:
     State income taxes (net of
       federal effect)                                98,573            606,397            984,778
     Amortization of the excess cost
       over net assets acquired                       92,777             95,506            159,380
     Other, net                                       28,391            215,991            262,344
                                                 ------------       ------------       ------------
     Provision for income taxes on
       income before extraordinary item              889,886          5,526,000          9,616,000
     Tax benefit from extraordinary
       item                                          (55,489)        (1,950,700)               ---
                                                 ------------       ------------       ------------
     Provision for income taxes                  $   834,397        $ 3,575,300        $ 9,616,000
                                                 ============       ============       ============

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                      1997          1998
                                                      ----          ----
     Deferred Tax Liabilities:
     Book basis in excess of tax                  $   798,657      $   815,358
     Depreciation and amortization                  3,212,106        4,999,402
                                                  ------------     ------------
                                                    4,010,763        5,814,760
                                                  ------------     ------------
     Deferred Tax Assets:
     Net operating loss, Federal                      276,272          224,122
     Net operating loss, States                         6,735           89,865
     Accrued expenses                               1,097,339          875,237
     Reserve for bad debts                             12,382        1,528,671
     Inventory capitalization and reserves          1,069,421        2,093,815
     Acquisition costs                                269,966          278,008
                                                  ------------     ------------
                                                    2,732,115        5,089,718
                                                  ------------     ------------

          Net deferred tax liabilities            ($1,278,648)       ($725,042)
                                                  ============     ============

     For Federal tax purposes at December 31, 1998, the Company has available approximately $640,000 of net operating loss carryforwards expiring from 1999 through 2007 and are subject to a limitation in their utilization of approximately $149,000 per year as a result of several changes in shareholder control.

NOTE I - DEFERRED COMPENSATION

     In conjunction with the JEH acquisition, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by JEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The accrual related to the deferred compensation arrangements amounted to approximately $2,099,000 and $2,248,000 at December 31, 1997 and 1998, respectively.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is engaged in legal proceedings in the normal course of business. The Company believes that any unfavorable outcome from these suits not covered by insurance would not have a material adverse effect on the financial statements of the Company.

NOTE K - OPERATING LEASES

     The Company leases office space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 1998:

                1999                         $  6,691,000
                2000                            5,680,000
                2001                            4,852,000
                2002                            3,187,000
                2003                            1,908,000
                Thereafter                      1,080,000
                                             -------------
                                             $ 23,398,000

     Rent expense was approximately $2,554,000, $4,509,000 and $6,283,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE L - PENSION AND PROFIT SHARING PLANS

     Previously the Company had a separate defined contribution profit sharing and 401(k) plan ("JEH Plan") covering all the employees of JEH, a wholly-owned subsidiary of the Company acquired November 1, 1996. On this date, the Company froze the JEH Plan such that no new employees of JEH were able to participate. The Company did not incur any expense in connection with this plan during the years ended December 31, 1996 and 1997. On January 1, 1998 the JEH Plan was merged into the Company's 401(k) Savings and Retirement Plan.

     The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 1998, the Company made a contribution of $583,410 to this plan. The Company had not made any contributions to this plan in 1997 or 1996.

NOTE M - REDEEMABLE PREFERRED STOCKS

     The Company has 10,000,000 authorized shares of preferred stock, par value $.01 per share, which may be issued in various classes with different characteristics.

     At December 31, 1997, the Company had 300 shares of non-voting, non-convertible Class C preferred stock issued and outstanding. The preferred stock had an aggregate liquidation value equal to $150,000 plus accrued dividends at 9% and was required to be redeemed on February 1, 2000. In October 1998, the Company redeemed the preferred stock for $326,100, which included the liquidation value plus accrued dividends to that date. There was no Class C preferred stock issued or outstanding at December 31, 1998.

     The 100,000 authorized shares of Class F preferred stock accrues dividends cumulatively at 16.5% and was required to be redeemed prior to any other class of preferred stock, before September 1998, for the aggregate liquidation value of $1,000 per share, plus accrued dividends. As of December 31, 1997 and 1998, none of the Class F preferred stock was issued or outstanding.

NOTE N - WARRANTS AND OPTIONS

WARRANTS

     In November 1990, the Company entered into a $2,450,000 Note which required the Company, based on certain repayment provisions, to issue to an affiliate in 1991 warrants to purchase 297,883 and 322,699 shares of common stock at $4.16 and $7.65 per share, respectively. These warrants are exercisable through December 31, 2001. In May 1996, warrants for 71,969 shares were exercised at $4.16 per share which resulted in the issuance of 11,332 shares. In May 1997, warrants for 77,964 shares were exercised at $7.65 per share which resulted in the issuance of 11,694 shares.

     In November 1996, the Company issued warrants for 1,600,000 shares of common stock to the holders of certain notes. In August 1997, the Company repaid these notes with the proceeds from a public offering. In accordance with the note agreement, warrants for 880,000 shares were terminated. The remaining warrants for 720,000 shares provide that the noteholders may purchase 418,365 shares and 301,635 shares for $4.01 and $6.375, respectively. The warrants are exercisable through November 1, 2004. In November 1998, 150,818 warrants were exercised at $6.375 per share which resulted in the issuance of 105,837 shares. Also, in November 1998, warrants for 209,183 shares were exercised at $4.01 per share which resulted in the issuance of 169,949 shares.

     In November 1996, the Company issued warrants for 35,000 shares of common stock as an incentive to one JEH noteholder to allow the notes to be assumed by the Company under the same terms and conditions that had existed prior to the acquisition. In January 1997, the noteholder exercised the warrants and purchased 35,000 shares of common stock for $2.44 per share.

     At December 31, 1998, warrants to purchase 830,648 shares at prices ranging from $4.01 to $7.65 per share were outstanding.

OPTIONS

     Under the Company's 1991 Stock Option Plan ("SOP"), 3,000,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. The number of shares available for grant at December 31, 1998 was 679,751. There were no shares available for grant at December 31, 1997. Under the SOP, options may be granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors and generally vest three years following grant and generally expire eight to ten years after grant.

     Under the Company's 1993 Non-Employee Director Stock Option Plan, 250,000 shares of Common Stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of Common Stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option vests at the rate of 25% each year for the first four years after the date of grant of the option and each such option expires ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 1997 and 1998 were 95,000 and 60,000, respectively.

     In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded at the date of grant.

     The following is a summary of option transactions and exercise prices:

                                             Stock Option Plan                       Non-Employee Director Stock Option Plan
                                 -----------------------------------------         -------------------------------------------
                                                 Price           Weighted                           Price           Weighted
                                 Shares          Per Share       Average            Shares          Per Share       Average
                                 ------          ---------       --------           ------          ---------       --------
  Outstanding at
   December 31 1995             533,501       $2.75 to  $12.25    5.49             167,500      $3.00 to $12.00      6.81
                              ==========                                           ========

  Granted                       802,250       $3.50 to $6.125     5.54              30,000          $5.875           5.875
  Terminated                    (22,961)      $2.81 to $12.25     4.93                 ---
  Exercised                      (7,508)           $2.81          2.81              (6,250)     $3.00 to $12.00      4.75
                              ----------                                           --------
  Outstanding at
   December 31, 1996          1,305,282       $2.75 to  $12.25    5.54             191,250      $3.00 to $12.00      6.74
                              ==========                                           ========

  Granted                       675,000       $6.00 to $13.25     9.95              35,000          $8.75            8.75
  Terminated                    (34,984)      $2.81 to $13.25     6.69                 ---
  Expired                           ---                                             (6,250)         $7.12            7.12
  Exercised                    (388,915)      $2.75 to $12.25     5.78             (19,375)     $3.00 to $6.52       4.91
                              ----------                                           --------
  Outstanding at
   December 31, 1997          1,556,383       $2.75 to $13.25     7.42             200,625      $3.00 to $12.00      7.27
                              ==========                                           ========

  Granted                       258,750       $13.31 to $22.50   19.78              35,000          $18.63          18.63
  Terminated                    (57,424)      $4.13 to $17.38    10.32              (9,000)     $3.00 to $8.75       6.28
  Exercised                    (302,476)      $2.75 to $12.25     5.68             (57,750)     $4.38 to $12.00     11.05
                              ----------                                           --------
  Outstanding at
   December 31, 1998          1,455,233       $2.75 to $22.50     9.88             168,875      $3.00 to $18.63      8.38
                              ==========                                           ========

  Vested at December 31,
   1998                         466,828                                             93,875
                              ==========                                           ========


     The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. Historically, the Company granted stock options at exercise prices equal to the fair market value of the stock on the date of grant for fixed stock options. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method set forth in SFAS 123, "Accounting for Stock-Based Compensations," the Company's net income and earnings per share would have been reduced to the unaudited pro forma amounts indicated below:

                                                    1996              1997            1998
                                                    ----              ----            ----
      Net Income:            As reported          $997,894        $4,946,228     $13,839,710
                             Pro Forma             745,714         4,010,102      12,433,046
      Diluted Income Per
        Common Share:        As reported              $.11              $.37            $.75
                             Pro Forma                $.08              $.31            $.67

     The following is a summary of stock options exercisable at December 31, 1996, 1997 and 1998, and their respective weighted-average exercise prices:

                                                                                Weighted-average
                                                     Number of Shares            Exercise Price
                                                     ----------------           ----------------
      Options exercisable December 31, 1996              525,282                    $6.45
      Options exercisable December 31, 1997              442,972                     5.66
      Options exercisable December 31, 1998              560,703                     7.02

     The pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998:

                                         1996             1997        1998
                                         ----             ----        ----
      Expected term                        7                5            5
      Volatility factor                  120%              58%         59%
      Risk free interest rate            6.7%             6.3%        5.1%
      Dividend yield                     0  %             0  %         0 %
      Fair value                        $5.03            $4.99      $10.87

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:

                                            Options Outstanding                         Options Exercisable
                             -------------------------------------------------   -------------------------------------
     Range of Exercise       Number of Options       Weighted Average            Number of Options   Weighted Average
          Prices                and Awards        Remaining     Exercise Price      and Awards        Exercise Price
                                                  Life (Years)
  --------------------       -----------------    ------------  --------------   -----------------   ----------------
  $ 2.750 to $  3.500            140,098            6.77            $ 3.16             65,098            $ 3.00
  $ 4.125 to $  4.125             52,261            7.22            $ 4.13             27,984            $ 4.13
  $ 4.375 to $  6.000            178,468            6.67            $ 5.81            106,751            $ 5.70
  $ 6.125 to $  6.125            494,656            7.89            $ 6.13            206,314            $ 6.13
  $ 6.250 to $  6.250              5,000            4.70            $ 6.25              5,000            $ 6.25
  $ 6.520 to $  8.750             36,875            8.30            $ 8.68             11,041            $ 8.59
  $11.313 to $ 12.500            335,750            8.75            $11.35            113,515            $11.42
  $13.250 to $ 13.875            143,000            8.86            $13.34             25,000            $13.25
  $16.813 to $ 18.625             74,000            9.48            $17.94                  0            $ 0.00
  $20.000 to $ 22.500            164,000            9.95            $22.28                  0            $ 0.00
  -------------------          ---------           ------           ------            -------            ------
  $ 2.750 to $ 22.500          1,624,108            8.18            $ 9.71            560,703            $ 7.02


NOTE O - SEGMENT AND RELATED INFORMATION

     Using the guidelines set forth in SFAS NO. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified three reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' EBITDA. "EBITDA" is defined as income from operations before depreciation and amortization. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. EBITDA is presented for each reported segment before reclassifications between EBITDA and other income (expense) made for external reporting purposes.

     The reportable segments are: (i) practice management and patient-care centers; (ii) manufacturing; and (iii) distribution. These are described further below:

PRACTICE MANAGEMENT AND PATIENT-CARE CENTERS - This segment consists of the Company's owned and operated O&P patient-care centers as well as OPNET. The patient-care centers provide services to design and fit orthotic and prosthetic devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. OPNET is a national managed care agent for O&P services, and a patient referral clearing house.

MANUFACTURING - This segment consists of the manufacture and fabrication of O&P components and finished patient-care products for both the O&P industry and the company's own patient-care practices.

DISTRIBUTION - This segment distributes orthotic and prosthetic products and components to both the O&P industry and the company's own patient-care practices.

The accounting policies of the segments are the same as those described in the summary of "Significant Accounting Policies."

Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the manufacturing and distribution segments to the practice management and patient-care centers segment and were made at prices which approximate market values.

                        PRACTICE
                        MANAGEMENT
                        AND PATIENT
                        CARE CENTERS     MANUFACTURING    DISTRIBUTION        OTHER             TOTAL
                        ------------     -------------    ------------        -----             -----
1998
----
Net Sales
  Customers             $152,276,143     $  8,547,613     $ 27,046,556              ---      $187,870,312
  Intersegments                  ---        2,575,840       18,684,367     $(21,260,207)              ---
EBITDA                    32,351,445          432,619        4,173,822       (6,451,203)       30,506,683
Total assets              57,945,254        8,946,530        9,796,767      129,259,570       205,948,121
Capital Expenditures       1,698,241          576,268          232,217          352,289         2,859,015

1997
----
Net Sales
  Customers            $112,330,673      $  7,697,830      $ 25,569,373             ---      $145,597,876
  Intersegments                 ---         1,452,176        14,026,165    $(15,478,341)              ---
EBITDA                   22,931,498           856,861         3,851,507      (5,152,800)       22,487,066
Total assets             46,618,968         8,826,072           106,628     102,430,942       157,982,610
Capital Expenditures      1,792,268           441,549           134,310         213,297         2,581,424

1996
----
Net Sales
  Customers            $ 52,526,434      $  8,040,422      $  6,239,088             ---      $ 66,805,944
  Intersegments                 ---         1,388,695         4,634,996      (6,023,691)              ---
EBITDA                    9,868,220         1,427,165            93,934      (3,967,152)        7,422,167
Total assets             84,581,187         3,495,608           322,646      46,541,986       134,941,427
Capital Expenditures        519,917           382,951            19,794         316,702         1,239,364

     The following table reconciles each reportable segment's EBITDA to consolidated income before income taxes and extraordinary item:

                        PRACTICE
                        MANAGEMENT
                        AND PATIENT
                        CARE CENTERS     MANUFACTURING    DISTRIBUTION        OTHER             TOTAL
                        ------------     -------------    ------------        -----             -----
1998
----
EBITDA                  $ 32,351,445     $    432,619      $  4,173,822      $ (6,451,203)     $ 30,506,683
Depreciation and
  Amortization            (4,321,019)      (1,008,974)         (269,736)         (182,025)       (5,781,754)
Interest expense, net     (1,538,095)         (48,289)            6,061          (321,992)       (1,902,315)
Other income (expense)       508,173          (75,996)          474,885          (273,966)          633,096
                        -------------    -------------     -------------     -------------     -------------
  Income before taxes   $ 27,000,504     $   (700,640)     $  4,385,032      $ (7,229,186)     $ 23,455,710
                        =============    =============     =============     =============     =============
1997
----
EBITDA                  $ 22,931,498     $    856,861      $  3,851,507      $ (5,152,800)     $ 22,487,066
Depreciation and
  Amortization            (3,458,426)        (726,009)         (230,158)         (266,229)       (4,680,822)
Interest expense, net     (3,199,945)         (35,760)            4,635        (1,701,315)       (4,932,385)
Other income (expense)        45,643          (78,499)          306,748            18,268           292,160
                        -------------    -------------     -------------     -------------     -------------
  Income before taxes   $ 16,318,770     $     16,593      $  3,932,732      $ (7,102,076)     $ 13,166,019
                        =============    =============     =============     =============     =============
1996
----
EBITDA                  $  9,868,220     $  1,427,165      $     93,934      $ (3,967,152)     $  7,422,167
Depreciation and
  Amortization            (1,715,904)        (726,710)         (100,780)         (305,071)       (2,848,465)
Interest expense, net       (735,114)         (57,127)              181        (1,754,501)       (2,546,561)
Other income (expense)       (66,339)         (46,229)           39,563            16,878           (56,127)
                        -------------    -------------     -------------     -------------     -------------
  Income before taxes   $  7,350,863     $    597,099      $     32,898      $ (6,009,846)     $  1,971,014
                        =============    =============     =============     =============     =============

The following table presents the details of "Other" EBITDA for the years ended December 31:

                                                          1996                   1997                 1998
                                                          ----                   ----                 ----
Corporate general and administrative expenses      $   3,708,874          $   5,098,781        $   6,399,273
Other                                                    258,278                 54,019               51,930
                                                   ---------------        ---------------      ----------------
                                                   $   3,967,152          $   5,152,800        $   6,451,203
                                                   =============          =============        ==============

The following table presents the details of "Other" total assets at December
31:

                                                     1996            1997              1998
                                                     ----            ----              ----
Corporate intercompany receivable from
  Practice Management and Patient-Care
  Centers segment                               $ 27,997,143     $ 76,783,030     $ 93,712,942
Corporate intercompany receivable from
  Manufacturing segment                           11,274,588        5,385,807       20,216,624
Corporate intercompany receivable from
  Distribution segment                             1,874,314       15,003,494        3,788,192
Other                                              5,395,941        5,258,611       11,541,812
                                                ------------     ------------     ------------
                                                $ 46,541,986     $102,430,942     $129,259,570
                                                ============     ============     ============


"Other" total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company's foreign and export sales and assets located outside of the United States are not significant. Additionally, no single customer accounted for more than 10% of revenues in 1996, 1997 or 1998.

NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited quarterly financial data for the years ended December 31, 1997 and 1998 are:

                                                                       Quarter Ended
                                               ------------------------------------------------------------
1998                                             March 31        June 30       September 30     December 31
----                                             --------        -------       ------------     -----------
Net Sales                                      $40,750,018     $46,899,890     $48,776,505      $51,443,899
Gross Profit                                    19,446,887      23,638,848      24,798,718       27,082,714
Net income                                       1,695,426       3,618,204       4,119,954        4,406,126
DILUTED PER COMMON SHARE DATA
Net income                                             .10             .21             .22              .22

1997
----
Net Sales                                      $30,949,614     $36,644,645     $38,839,333      $39,164,284
Gross Profit                                    14,719,685      18,322,523      19,059,477       19,962,793
Income before extraordinary item                   617,915       1,851,934       2,239,417        2,930,753
Extraordinary loss on early extinguishment
  of debt, net of tax benefit                          ---             ---      (2,693,791)             ---
Net income (loss)                                  617,915       1,851,934        (454,374)       2,930,753
DILUTED PER COMMON SHARE DATA
Income before extraordinary item                       .06             .18             .15              .17
Extraordinary item, net of tax benefit                 ---             ---            (.18)             ---
Net income (loss)                                      .06             .18            (.03)             .17

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
     of Hanger Orthopedic Group, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 2, 1999 appearing on page F-1 of the 1998 Annual Report to Shareholders of Hanger Orthopedic Group, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 1999

                         HANGER ORTHOPEDIC GROUP, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                  BALANCE AT      CHARGED TO     IMPACT OF                     BALANCE AT
                                   BEGINNING       COSTS AND      ACQUIRED                      END OF
  YEAR       CLASSIFICATION        OF YEAR         EXPENSES      COMPANIES     DEDUCTIONS        YEAR
  ----       --------------       ----------     -----------     ---------     ----------     -----------
  1998     Allowance for
           doubtful accounts      $4,871,000     $7,510,000     $1,125,000     $5,484,000     $8,022,000
           Inventory Reserves     $1,500,000     $2,202,000     $1,147,000                    $4,849,000
  1997     Allowance for
           doubtful accounts      $2,479,000     $5,613,000     $  531,000     $3,752,000     $4,871,000
           Inventory Reserves                    $1,160,000     $  340,000                    $1,500,000
  1996     Allowance for
           doubtful accounts      $1,144,000     $1,629,000     $1,220,000     $1,514,000     $2,479,000

                      Consent of Independent Accountants

We consent to the incorporation by reference in the Registration Statement of Hanger Orthopedic Group, Inc. and Subsidiaries on Form S-8 (File No. 33-63191) of our reports dated March 2, 1999, on our audits of the consolidated financial statements and financial statement schedule of Hanger Orthopedic Group, Inc. and Subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which are included in the Form 10-K.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 22, 1999