Form 10-K405/A
period 1998-12-31
HANGER ORTHOPEDIC GROUP INC
filed 1999-04-21
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                               FORM 10-K/A No. 1
                      (For Year Ended December 31, 1998)

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

Registrant's telephone number, including area code: (301) 986-0701
                                                    --------------

      The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to include the information called for by the following items, as set forth in the pages attached hereto:

      Part III.  Item 10.  Directors and Executive Officers
                            of the Registrant
                 Item 11.  Executive Compensation
                 Item 12.  Security Ownership of Certain
                            Beneficial Owners and Management
                 Item 13.  Certain Relationships and
                            Related Transactions

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HANGER ORTHOPEDIC GROUP, INC.


                                                By:  /s/RICHARD A. STEIN
                                                     -------------------
                                                     Richard A. Stein
                                                     Vice President - Finance,
                                                     Secretary and Treasurer

Date: April 20, 1999

                         HANGER ORTHOPEDIC GROUP, INC.

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998

      Because definitive proxy soliciting material relating to the 1999 Annual Meeting of Stockholders of Hanger Orthopedic Group, Inc. ("Hanger" or the "Company") will be filed later than April 30, 1999, the information called for by Part III of the Company's Form 10-K for the year ended December 31, 1998 is included in this Amendment No. 1 to such Form 10-K.


                        PART III OF FORM 10-K FOR YEAR
                            ENDED DECEMBER 31, 1998


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

      The  following  sets forth  information  regarding  the directors of the
Company:


                                      POSITION WITH                                   BECAME
 NAME                                 THE COMPANY                         AGE         DIRECTOR
 ----                                 -------------                       ---         --------
Ivan R. Sabel, CPO                    Chairman of the Board,
                                      President, Chief Executive          54          1986
                                      Officer and Director

Mitchell J. Blutt, M.D.               Director                            42          1989

Edmond E. Charrette, M.D.             Director                            64          1996

Thomas P. Cooper, M.D.                Director                            55          1990

Robert J. Glaser, M.D.                Director                            80          1993

James G. Hellmuth                     Director                            76          1990

Risa J. Lavizzo-Mourey, M.D.          Director                            44          1998

Brigadier General William L.
  McCulloch, USMC (Retired)           Director                            78          1991

H.E. Thranhardt, CPO                  Director                            59          1996

      IVAN R. SABEL has been Chairman of the Board of Directors and Chief Executive Officer of Hanger since August 1995 and President of Hanger since November 1987. Mr. Sabel also served as the Chief Operating Officer of Hanger from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President - Corporate Development from September 1986 to November 1987. From 1968 until joining Hanger in 1986, Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. before that company was acquired by Hanger. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Board of Directors of the American Orthotic and Prosthetic Association ("AOPA"), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics.

      MITCHELL J. BLUTT, M.D. has served as an Executive Partner of Chase Capital Partners (and its predecessor organizations), an affiliate of ChaseMellon Bank (and its predecessor corporations), since June 1991. He joined that firm in July 1987 and became a General Partner in June 1988. Dr. Blutt also has been engaged in the practice of medicine for over five years. Previously, Dr. Blutt was a Robert Wood Johnson Foundation Fellow at the University of Pennsylvania from July 1985 to June 1987. He is an adjunct Assistant Professor at the New York Hospital/Cornell Medical Center. Dr. Blutt is also a director of Urohealth Systems, Inc., a public company engaged in the manufacture, marketing and distribution of products used by urologists and gynecologists, and Landec Corp., a public company engaged in the design, development, manufacture and sale of temperature-activated polymer products for a variety of industrial, medical and agricultural applications, as well as numerous privately-held companies.

      EDMOND E. CHARRETTE, M.D. is the co-founder and Chairman of Health Resources Corporation (principally engaged in occupational medicine services). He also is a General Partner of Ascendant Healthcare International (an investment group with equity investments in the Latin American healthcare sector) and serves as a director and the President of Latin Healthcare Investment Management Co., LLC (a group composed of Ascendant Healthcare International and The Global Environmental Fund which manages and directs the investment activities of the Latin Healthcare Investment Fund). Previously, he was the Executive Vice President and Chief Medical Officer of Advantage-Health Corporation (a multi-hospital rehabilitation and post-acute care system) from June 1994 to March 1996. From 1988 to May 1994, Dr. Charrette served as the Corporate Medical Director and Senior Vice President of Medical Affairs of Advantage Health Corporation.

      THOMAS P. COOPER, M.D. has been employed as the President and Chief Executive Officer of Cove Healthcare, providing portable diagnostic services to long term care facilities, since January 1997. From May 1989 to January 1997, Dr. Cooper served as the President and Chief Executive Officer of Mobilex U.S.A., a provider of portable diagnostic services to long term care facilities. Since June 1991, Dr. Cooper also has been employed as the President and Chief Executive Officer of Senior Psychology Services Management, Inc., which supplies psychologists to nursing home patients. Dr. Cooper was the founder of Spectrum Emergency Care, a provider of emergency room physicians to hospitals and clinics, and Correctional Medical Systems, a provider of health services to correctional facilities. Dr. Cooper has served as Director of Quality Assurance for ARA Living Centers, a company which operates long-term healthcare facilities, and as Medical Director for General Motors Corporation Assembly Division. He currently serves as a consultant to Chase Capital Partners and has served on the faculty of the University of California, San Diego Medical School.

      ROBERT J. GLASER, M.D. was the Director for Medical Science and a Trustee of the Lucille P. Markey Charitable Trust, which provided major grants in support of basic biomedical research, from 1984 to June 1997. He is a Consulting Professor of Medicine Emeritus at Stanford University, where he served as the Dean of the School of Medicine from 1965 to 1970. Dr. Glaser was a founding member of the Institute of Medicine at the National Academy of Sciences and is a director of Alza Corporation (principally engaged in pharmaceutical research). He was a director of Hewlett-Packard Company from 1971 to 1991, and has continued to serve as a consultant to that company on health matters.

      JAMES G. HELLMUTH formerly served as a director of BT Capital Corporation, an affiliate of Bankers Trust New York Corporation, as well as a part-time consultant to Chase Capital Partners. He has been a Commissioner of the Port Authority of New York and New Jersey since 1969. In addition, Mr. Hellmuth was a Managing Director of Bankers Trust Company from 1972 to 1988.

      RISA J. LAVIZZO-MOUREY, M.D., M.B.A., has been the Sylvan Eisman Professor of Medicine at the University of Pennsylvania School of Medicine since July 1997 and has served as the Director of the Institute on Aging at the University of Pennsylvania since December 1995. From February 1998 to present, Dr. Lavizzo-Mourey has served as a Member of the Institute of Medicine; from August 1996 to present, on the American Board of Internal Medicine; and from March 1995 to present, on the Board of Regents of the American College of Physicians. From March 1997 to March 1998, Dr. Lavizzo-Mourey also served as a Member of the United States Presidential Advisory Commission on Consumer Protection and Quality of Care in Health Care. From April 1992 to April 1994, Dr. Lavizzo-Mourey further served in each of the following positions: Chairperson of the Quality of Care Working Group White House Task Force on Health Care Reform; Deputy Administrator of the Agency on Health Care Policy and Research of the U.S. Department of Health and Human Services; and as a Member of the Senior Executive Service of the Public Health Service of the U.S. Department of Health and Human Services. Dr. Lavizzo-Mourey also currently serves on the Board of Directors of Kapson Senior Quarters (assisted living health care company), Beverly Enterprises
(long-term and sub-acute health care company), Managed Care Solutions (management services for long-term health care organizations) and Medicus Systems (medical information software company).

      BRIGADIER GENERAL WILLIAM J. MCCULLOCH, USMC (RET.), is the President of AC&MS, a communications and marketing firm. Previously, General McCulloch was, for 12 years, the Executive Director of the three associations in the orthotic and prosthetic profession, i.e., the American Orthotic and Prosthetic
Association, the American Board for Certification in Orthotics and Prosthetics, and the American Academy of Orthotists and Prosthetics. Before becoming the Executive Director of these associations, he served as the Special Assistant for Legislative Affairs for a member of the U.S. Congress. General McCulloch retired from the Marine Corps in 1975 after a distinguished career as an infantry troop commander in three wars, and as a Marine Corps public relations specialist. He serves on the Boards of Directors of various civic, professional, and business organizations.

      H.E. THRANHARDT, CPO is the former President and Chief Executive Officer of J.E. Hanger, Inc. of Georgia ("JEH"). He served in that capacity from January 1, 1977 to November 1, 1996, on which date JEH was acquired by Hanger. Mr. Thranhardt, who commenced his employment with JEH in 1958, has occupied leadership positions in numerous professional orthotic and prosthetic ("O&P") associations, including Chairman of the Board of the Orthotics and Prosthetics National Office in 1994 and 1995, President of the American Orthotics and Prosthetics Association in 1992 and 1993, President of the American Board for Certification in Orthotics and Prosthetics in 1979 and 1980 and President of The American Academy of Orthotics and Prosthetics in 1976 and 1977.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes of Beneficial Ownership of Securities on Form 4 are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 1998 were timely filed.

EXECUTIVE OFFICERS OF THE COMPANY

      Information regarding the Company's executive officers is set forth under Item 4A of the Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to the Company's Chief Executive Officer and the other executive officer of the Company whose annual salary and bonus in 1998 exceeded $100,000.


 =================================================================================================================================
                                                      Summary Compensation Table
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Long-Term Compensation
                                                                                       -------------------------------------------
                                                Annual Compensation                                  Awards              Payouts
 ---------------------------------------------------------------------------------------------------------------------------------
         (a)                       (b)         (c)             (d)          (e)                (f)            (g)         (h)
                                                                        Other Annual     Restricted Stock                 LTIP
 Name and Principal Position       Year       Salary         Bonus(1)  Compensation(2)       Award(s)       Options     Payouts
                                               ($)             ($)          ($)                 $            (#)(3)        ($)
 ---------------------------------------------------------------------------------------------------------------------------------
Ivan R. Sabel                      1998     $419,478        $260,000                            -           100,000        -
  Chairman, President &            1997      385,000         293,333         -                  -           167,667        -
  Chief Executive Officer          1996      278,469         315,000         -                  -           134,000        -
 ---------------------------------------------------------------------------------------------------------------------------------
Richard A. Stein                   1998     $201,567        $130,000                            -            50,000        -
  Vice President-Finance,          1997      185,000         146,667         -                  -            80,333        -
  Secretary & Treasurer            1996      143,184          70,000         -                  -            66,000        -
 =================================================================================================================================

 -----------------------

1 With respect to 1998, the above reported bonuses were paid on January 8, 1999 and related to 1998 performance. With respect to 1997, the above reported bonuses were paid on September 23, 1997 and January 27, 1998 and related to 1997 performance. With respect to 1996, the above reported bonuses were paid in November 1, 1996 and related to 1996 performance.

2 Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person's annual salary and bonuses for 1998.

3     Reports the number of shares  underlying  options granted during each of the respective years.

      The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 1998 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.


 =================================================================================================================================
                                                            Option Grants Table
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable Value at Assumed
                                                                                                  Annual Rates of Stock Price
                                                 Individual Grants                               Appreciation for Option Term(4)
 ---------------------------------------------------------------------------------------------------------------------------------
                      Options   % of Total Options Granted to
                      Granted        Employees in Fiscal        Exercise         Expiration
         Name           (#)(1)             Year(2)              Price($/SH)(3)       Date          0%        5%             10%
 ---------------------------------------------------------------------------------------------------------------------------------
Ivan R. Sabel(2)      100,000              38.6%                  $22.3125         12/15/08        $0    $1,403,221     $3,556,038

Richard A. Stein(3)    50,000              19.3                   $22.3125         12/15/08         0      $701,611     $1,778,019
 =================================================================================================================================

 --------------------

1 The stock options were granted on December 15, 1998 under the Company's 1991 Stock Option Plan and become exercisable cumulatively as to 25%, 50%, 75% and 100% after the first, second, third and fourth anniversaries, respectively, after the date of grant.

2     Based on options for a total of 258,750  shares granted to all employees in 1998.

3     The  exercise  price is equal  to the fair  market  value on the date of grant of the option.

4 The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of ten years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Company's Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company's Common Stock, overall stock market conditions, and the optionee's continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

      The following Aggregate Option Exercises and Fiscal Year-End Option Value Table sets forth, for each of the named executive officers, information regarding (i) the number of shares acquired during 1998 upon the exercise of options and the value realized in connection therewith, and (ii) the number and value of unexercised options held at December 31, 1998.

 =================================================================================================================================
                                             Aggregate Option Exercises and Fiscal
                                                  Year-End Option Value Table
 ---------------------------------------------------------------------------------------------------------------------------------
     (a)                    (b)               (c)                       (d)                                   (e)
                         Number of                          Number of Unexercised Options     Value of Unexercised In-The-Money
                     Shares Acquired on      Value                 at FY-End(#)(1)                    Options at FY-End($)
     Name                Exercise          Realized($)        Exercisable/Unexercisable           Exercisable/Unexercisable(4)
 ---------------------------------------------------------------------------------------------------------------------------------
Ivan R. Sabel             77,000            1,190,063              41,750/302,250                      $529,750/$2,990,563
Richard A. Stein          21,500              336,844              20,750/150,250                      $262,828/$1,480,297
 =================================================================================================================================

 --------------------

1 The reported options were granted by the Company to the named executive officers. Reference is made to "Other Options" below for information regarding options previously granted to such persons by a principal stockholder of the Company.

2 The above-reported options entitle Mr. Sabel to purchase from the Company (i) 10,000 shares at a price of $2.75 per share through January 31, 2005 under an option granted on January 31, 1995; (ii) 33,500 shares at a price of $3.50 per share through February 21, 2006 under an option granted on February 21, 1996; (iii) 33,500 shares at a price of $6.125 per share through November 1, 2006 under an option granted on November 1, 1996; (iv) 50,250 shares at a price of $6.125 per share through March 14, 2007 under an option granted on March 14, 1997; (v) 37,500 shares at a price of $13.25 per share through September 19, 2007 under an option granted on September 19, 1997; (vi) 37,500 shares at a price of $11.3125 per share through December 17, 2007 under an option granted on December 17, 1997; and (vii) 100,000 shares at a price of $22.3125 per share through December 15, 2008 under an option granted on December 15, 1998.

3 The above-reported options entitle Mr. Stein to purchase from the Company (i) 5,000 shares at a price of $2.75 per share through January 31, 2005 under an option granted on January 31, 1995; (ii) 16,500 shares at a price of $3.50 per share through February 21, 2006 under an option granted on




February 21, 1996; (iii) 16,500 shares at a price of $6.125 through November 1, 2006 under an option granted on November 1, 1996; (iv) 24,750 shares at a price of $6.125 through March 14, 2007 under an option granted on March 14, 1997; (v) 18,750 shares at a price of $13.25 per share through September 19, 2007 under an option granted on September 19, 1997; (vi) 18,750 shares at a price of $11.3125 per share through December 17, 2007 under an option granted on December 17, 1997; and (vii) 50,000 shares at a price of $22.3125 per share through December 15, 2008 under an option granted on December 15, 1998.

4     Market  value of  underlying  shares at  December  31,  1998,  minus the exercise price.

      No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 1998.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

      The employment and non-compete agreements, dated May 16, 1994, between the Company and Ivan R. Sabel, Chairman, President and Chief Executive Officer of the Company, and Richard A. Stein, Vice President - Finance Secretary and Treasurer of the Company, provide for the continuation of their employment in those positions for a period of five years. Pursuant to those agreements, Messrs. Sabel and Stein receive annual compensation equal to a base salary plus an annual CPI-related adjustment and any bonus compensation as may be determined by the Board of Directors based upon a formula established by the Board relating to growth in revenues and pre-tax earnings, the targets for which are established annually by the Board.

STOCK OPTIONS

      1991 STOCK OPTION PLAN. In December 1983, the Board of Directors adopted and the stockholders of Hanger approved, and in September 1991 the stockholders amended, a Stock Option Plan (the "1991 Plan"), which provides for the grant of both "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as nonqualified stock options. The 1991 Plan is administered by the Committee and provides for the grant of options to officers and key employees of Hanger to purchase up to an aggregate of 3,000,000 shares of Common Stock at not less than 100% of fair market value on the date granted. As of March 17, 1999, incentive stock options and nonqualified stock options granted under the 1991 Plan to purchase a total of 1,571,322 shares of Common Stock under the 1991 Plan, at prices ranging from $2.75 to $22.50 per share, were outstanding and held by a total of 311 persons. Of such options, options relating to 435,397 shares of Common Stock are presently exercisable.

      1993 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. Under the Company's 1993 Non-Employee Directors Stock Option Plan (the "1993 Plan"), directors of the Company who are not employed by the Company or any affiliate of the Company are eligible to receive options under the 1993 Plan. A total of 250,000 shares of Common Stock were reserved for possible issuance upon the exercise of options under the 1993 Plan. On May 12, 1998, an option for 5,000 shares was granted to each of the seven eligible directors, for a total of 35,000 shares, at an exercise price of $18.625 per share (which was equal to the closing sale price of the shares on the American Stock Exchange on the date of grant). Under the 1993 Plan, an option to purchase 5,000 shares is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders at which the eligible director is elected. The exercise price of each option is equal to 100% of the closing sale price of the shares as reported by the American Stock Exchange on the date the option is granted. Each option will becomes exercisable in four equal annual installments, commencing on the first anniversary of the date of grant.

      NONQUALIFIED STOCK OPTIONS. Hanger has granted nonqualified stock options other than pursuant to the 1991 Plan and the 1993 Plan to certain officers and other persons which permit such persons to acquire shares of Common Stock generally at not less than 100% of fair market value on the date granted. As of March 17, 1999, nonqualified stock options granted other than pursuant to the 1991 Plan and the 1993 Plan to purchase a total of 13,875 shares of Common Stock, at prices ranging from $3.00 to $12.00 per share, were outstanding and held by a total of 12 persons. All of such nonqualified stock options are presently exercisable.

DIRECTORS' FEES

      Directors who are not officers or employees of the Company receive an annual fee of $7,500 plus $1,000 for each meeting attended. In addition, directors serving on committees of the Board receive a fee of $1,000 per committee meeting attended.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the number of shares of Common Stock beneficially owned as of March 17, 1999 by: (i) each person known by Hanger to be the beneficial owner of 5% or more of such class of securities, (ii) each director and executive officer of Hanger and (iii) all directors and executive officers of Hanger as a group.

                                                  Number of           Percent of
   Directors, Executive Officers                  Shares of          Outstanding
        and 5% Stockholders                     Common Stock(1)     Common Stock(1)

Chase Venture Capital
  Associates, L.P.(2) ......................     1,626,689               8.28%
The TCW Group, Inc.(3) .....................       986,730               5.24
Mitchell J. Blutt, M.D.(4) .................             -                  -
Thomas P. Cooper, M.D.(5) ..................        24,250                .13
Edmond E. Charrette, M.D.(6) ...............        23,750                .13
Robert J. Glaser, M.D.(7) ..................        23,500                .13
James G. Hellmuth(8) .......................        17,750                .09
Risa J. Lavizzo-Mourey, M.D.(9) ............         2,000                .01
Brigadier General William L. McCulloch
  (USMC Retired)(10) .......................        20,500                .11
Ivan R. Sabel, CPO(11) .....................       129,219                .69
H.E. Thranhardt, CPO(12) ...................       377,525               2.00
Richard A. Stein(13) .......................        68,106                .36
All directors and executive officers
  as a group (10 persons)(14) ..............       686,600               3.50
 ----------------

(1) Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.




(2) Includes 830,649 shares subject to exercisable warrants to purchase shares from the Company. Reference is made to notes (4) and (5) below for information relating to two directors of the Company that are affiliated with CVCA. The address of CVCA and its sole general partner, Chase Capital Partners, is 380 Madison Avenue (12th Floor), New York, New York 10017.

(3) The address of The TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, California 90017.

(4) Does not include the shares reported above as owned by CVCA. Dr. Blutt is an Executive Partner of Chase Capital Partners, the sole general partner of CVCA. He disclaims beneficial ownership of the shares beneficially owned by CVCA.

(5) Includes 17,750 shares subject to exercisable options to purchase shares from the Company and excludes 12,500 shares subject to unvested options that have not yet become exercisable. Dr. Cooper currently serves as a consultant to Chase Capital Partners.

(6) Includes 3,750 shares subject to exercisable options to purchase shares from the Company and excludes 11,250 shares subject to unvested options that have not yet become exercisable.

(7) Includes 22,500 shares subject to exercisable options to purchase shares from the Company and excludes 12,500 shares subject to unvested options that have not yet become exercisable.

(8) Includes 17,500 shares subject to exercisable options to purchase shares from the Company and excludes 12,500 shares subject to unvested options that have not yet become exercisable.

(9) Excludes 5,000 shares subject to unvested options that have not yet become exercisable.

(10) Includes 10,000 shares subject to exercisable options to purchase shares from the Company and excludes 12,500 shares subject to unvested options that have not yet become exercisable.

(11) Includes 33,500 shares subject to exercisable options to purchase shares from the Company and excludes 258,750 shares subject to unvested options that have not yet become exercisable.

(12) Consists of 184,027 shares owned directly by Mr. Thranhardt, 101,250 shares subject to exercisable options to purchase shares from the Company, 35,543 shares owned indirectly by him as trustee for members of his family, and 56,705 shares owned indirectly by him as general partner of a family partnership; does not include 58,750 shares subject to unvested options that have not yet become exercisable.

(13) Includes 16,500 shares subject to exercisable options to purchase shares from the Company and excludes 128,750 shares subject to unvested options that have not yet become exercisable.

(14) Includes a total of 222,750 shares subject to exercisable options held by directors and executive officers of the Company to purchase shares from the Company and excludes a total of 512,500 shares subject to unvested options held by such persons that have not yet become exercisable.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In connection with the Company's purchase on November 8, 1990, of the Manufacturing Division of Ralph Storrs, Inc. ("Storrs"), the Company effected a $2.45 million, seven-year loan (the "Loan") from Chemical Venture Capital Associates, L.P., a predecessor to Chase Venture Capital Associates, L.P. ("CVCA"), in connection with which the Company was required to issue to CVCA warrants to purchase shares of the Company's Common Stock in the event the Loan was not repaid prior to certain dates. Because the Loan was not repaid prior to August 6, 1991 (i.e., 271 days after the date of the Loan), the Company, pursuant to its loan agreement with CVCA dated November 8, 1990, issued warrants to CVCA entitling it to purchase 297,883 shares of Common Stock at a price of $4.16 per share. Because the Loan was not repaid prior to November 5, 1991 (i.e., 361 days after the date of the Loan), the Company, pursuant to its November 8, 1990 loan agreement with CVCA, issued to CVCA additional warrants entitling it to purchase 322,699 shares of Common Stock at a price of $7.65 per share. The warrants are exercisable on or before December 31, 2001, and the exercise prices are equal to the market value of the Common Stock on the dates of grant of the warrants. In May 1997, warrants for 71,969 shares were exercised at $4.16 per share, which resulted in the issuance of 11,694 shares.

      On November 1, 1996, in connection with the Company's acquisition of J.E. Hanger, Inc. of Georgia, the Company entered into a Senior Subordinated Note Purchase Agreement with CVCA providing for the issuance of a Senior Subordinated Note (the "Senior Subordinated Note") in the principal amount of $4 million and detachable warrants to purchase 800,000 shares of Common Stock.

The fair market value of the Common Stock on the date of grant on the warrants was $6.125 per share. The Company used the net proceeds of its public offering of Common Stock in July 1997 to repay the Senior Subordinated Note, as a result of which the warrants were amended to reduce the number of underlying shares to 360,000 shares. These detachable warrants, which are exercisable on or before November 1, 2004, have an exercise price of $4.01 as to 209,183 shares and an exercise price of $6.38 as to 150,818 shares.