Form 10-Q
period 1999-03-31
HANGER ORTHOPEDIC GROUP INC
filed 1999-05-13
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  MARCH 31, 1999
                                    --------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number 1-10670

                         HANGER ORTHOPEDIC GROUP, INC.
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

              Delaware                               84-0904275
 -----------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


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

APPLICABLE  ONLY  TO  CORPORATE   ISSUERS:   Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of May 7, 1999: 18,845,075 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX
                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - March 31, 1999
    (unaudited) and December 31, 1998                                   2

Consolidated Statements of Income for the three
    months ended March 31, 1999 and 1998 (unaudited)                    4

Consolidated Statements of Cash Flows for the three
    months ended March 31, 1999 and 1998 (unaudited)                    5

Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                            15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                             17

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,              December 31,
                                                            1999                     1998
                                                        -------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $  4,982,406              $  9,682,786
  Accounts receivable less allowances for
    doubtful accounts of $9,553,000 and
    $8,022,000 in 1999 and 1998 respectively               40,511,291                39,156,940
  Inventories                                              17,487,818                16,934,600
  Prepaid expenses and other assets                         5,433,884                 4,063,648
  Deferred income taxes                                     4,497,724                 4,497,724
                                                         -------------             -------------
    Total current assets                                   72,913,123                74,335,698
                                                         -------------             -------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                      4,247,045                 4,267,045
  Buildings                                                 8,683,613                 8,522,978
  Machinery and equipment                                  13,757,829                13,008,780
  Furniture and fixtures                                    3,140,118                 2,980,647
  Leasehold improvements                                    4,354,734                 4,263,274
                                                         -------------             -------------
                                                           34,183,339                33,042,724
  Less accumulated depreciation and amortization           11,076,865                10,333,371
                                                         -------------             -------------
                                                           23,106,474                22,709,353
                                                         -------------             -------------

INTANGIBLE ASSETS
  Excess of cost over net assets acquired                 120,930,544               114,074,842
  Non-compete agreements                                    1,799,890                 1,724,440
  Other intangible assets                                   2,697,884                 2,701,639
                                                         -------------             -------------
                                                          125,428,318               118,500,921
  Less accumulated amortization                            11,416,769                10,545,148
                                                         -------------             -------------
                                                          114,011,549               107,955,773
                                                         -------------             -------------

OTHER ASSETS
  Other                                                       978,943                   947,297
                                                         -------------             -------------

TOTAL ASSETS                                             $211,010,089              $205,948,121
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,              December 31,
                                                            1999                     1998
                                                        -------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $  4,097,338              $  4,407,369
  Accounts payable                                          5,189,337                 4,975,581
  Accrued expenses                                          6,641,961                 4,635,048
  Customer deposits                                           933,739                 1,122,438
  Accrued wages and payroll taxes                           5,910,858                 9,000,721
  Deferred revenue                                            292,368                   516,943
                                                         -------------             -------------
    Total current liabilities                              23,065,601                24,658,100
                                                         -------------             -------------

Long-term debt                                             13,698,506                11,154,116
Deferred income taxes                                       5,222,766                 5,222,766
Other liabilities and accrued dividends                     2,228,289                 2,360,219

Mandatorily redeemable preferred stock, class F,
  100,000 shares authorized, liquidation preference of
  $1,000 per share                                                ---                       ---

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 18,973,861 and 18,825,372 shares
    issued and 18,840,366 and 18,691,877 shares
    outstanding in 1999 and 1998, respectively                189,739                   188,255
  Additional paid-in capital                              146,089,640               144,970,114
  Retained earnings                                        21,171,110                18,050,113
                                                         -------------             -------------
                                                          167,450,489               163,208,482

Treasury stock - (133,495 shares)                            (655,562)                 (655,562)
                                                         -------------             -------------
                                                          166,794,927               162,552,920

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $211,010,089              $205,948,121
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED March 31, 1999 and 1998
                                  (unaudited)

                                                             1999                      1998
                                                             ----                      ----
Net Sales                                                $ 49,144,593              $ 40,750,018

Cost of products and services sold                         24,888,376                21,303,131
                                                         -------------             -------------
Gross profit                                               24,256,217                19,446,887

Selling, general & administrative                          17,099,004                14,729,001
Depreciation and amortization                                 963,183                   709,022
Amortization of excess cost over net assets acquired          741,863                   550,961
                                                         -------------             -------------
Income from operations                                      5,452,167                 3,457,903
Other expense:
  Interest expense, net                                      (287,754)                 (614,822)
  Other                                                        37,584                    30,345
                                                         -------------             -------------
Income from operations before income taxes                  5,201,997                 2,873,426

Provision for income taxes                                  2,081,000                 1,178,000
                                                         -------------             -------------

Net income                                               $  3,120,997              $  1,695,426
                                                         =============             =============

BASIC PER COMMON SHARE DATA:

Net income                                               $        .17              $        .11
                                                         =============             =============
Shares used to compute basic per common share
    amounts                                                18,800,158                15,576,030
                                                         =============             =============

DILUTED PER COMMON SHARE DATA:

Net income                                               $        .15              $        .10
                                                         =============             =============
Shares used to compute diluted per common share
  amounts                                                  20,201,380                17,081,983
                                                         =============             =============

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1999 and 1998
                                  (unaudited)

                                                                  1999                      1998
                                                                  ----                      ----
Cash flows from operating activities:
  Net income                                                  $  3,120,997              $  1,695,426

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for bad debt                                       1,978,055                 1,702,241
    Depreciation and amortization                                  963,183                   709,022
    Amortization of excess cost over net
      assets acquired                                              741,863                   550,961
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                     (2,337,779)                 (272,575)
        Inventory                                                 (230,335)                  236,234
        Prepaid and other assets                                (1,329,416)                  362,852
        Other assets                                               (30,623)                 (203,723)
        Accounts payable                                            18,831                  (624,949)
        Accrued expenses                                         1,904,968                   848,880
        Accrued wages and payroll taxes                         (3,055,273)               (3,221,776)
        Customer deposits                                         (188,699)                  (14,294)
        Deferred revenue                                          (224,575)                  (38,507)
        Other liabilities                                         (131,930)                   25,562
                                                              -------------             -------------
          Total adjustments                                     (1,921,730)                   59,928
                                                              -------------             -------------

Net cash provided by operating activities                        1,199,267                 1,755,354
                                                              -------------             -------------

Cash flows from investing activities:
  Purchase of fixed assets, net                                 (1,060,784)                 (605,905)
  Acquisitions, net of cash                                     (6,596,120)              (10,713,583)
  Purchase of non-compete agreements
    and other intangible assets                                    (71,695)                  (66,426)
                                                              -------------             -------------

Net cash used in investing activities                           (7,728,599)              (11,385,914)
                                                              -------------             -------------

                                   Continued

The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 1999 and 1998
                                  (unaudited)

                                                                  1999                      1998
                                                                  ----                      ----
Cash flows from financing activities:
  Net borrowings under revolving credit facility              $  2,500,000              $  4,000,000
  Proceeds from long-term debt                                         ---                 5,000,000
  Repayment of long-term debt                                   (1,124,558)               (1,192,552)
  Proceeds from the sale of common stock                           453,510                   918,449
                                                              -------------             -------------
Net cash provided by financing activities                        1,828,952                 8,725,897
                                                              -------------             -------------
Net change in cash and cash equivalents for the period          (4,700,380)                 (904,663)
Cash and cash equivalents at beginning of period                 9,682,786                 6,557,409
                                                              -------------             -------------
Cash and cash equivalents at end of period                    $  4,982,406              $  5,652,746
                                                              =============             =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $    190,329              $    483,646
                                                              =============             =============
    Taxes                                                     $    392,600              $    325,400
                                                              =============             =============

Non-cash financing and investing activities:
  Issuance of notes in connection with acquisitions           $  1,026,417              $  2,755,000
                                                              =============             =============
  Issuance of common stock in connection with acquisitions    $    500,000              $        ---
                                                              =============             =============
  Issuance of common stock in repayment of debt               $    167,500              $        ---
                                                              =============             =============
  Dividends declared - preferred stock                        $        ---              $      6,835
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

      These financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. ("Hanger" or the "Company"), as of December 31, 1998 and notes thereto included in the Annual Report on Form 10-K for the year December 31, 1998, filed by the Company with the Securities and Exchange Commission.

NOTE B - SEGMENT AND RELATED INFORMATION

      The Company evaluates segment performance and allocates resources based on the segments' EBITDA. "EBITDA" is defined as income from operations before depreciation and amortization. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. EBITDA is presented for each reported segment before reclassifications between EBITDA and other income (expense) made for external reporting purposes. "Other" EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

      Summarized financial information concerning the Company's reportable segments is shown in the following table:

                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Three Months
Ended March 31, 1999
--------------------
Net Sales
  Customers                $ 40,188,560      $  2,602,393      $  6,353,640      $        ---      $ 49,144,593
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $  1,126,331      $  5,146,969      $ (6,273,300)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $  7,705,006      $    308,738      $  1,099,066      $ (2,200,954)     $  6,911,856
Depreciation and
  amortization                1,229,618           385,708            39,502            50,218         1,705,046
Interest expense, net          (269,023)           (5,431)             (114)          (13,186)         (287,754)
Other income (expense)          201,231            28,936           102,355           (49,581)          282,941
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $  6,407,596      $    (53,465)     $  1,161,805      $ (2,313,939)     $  5,201,997
                           =============     =============     =============     =============     =============

                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Three Months
Ended March 31, 1998
--------------------
Net Sales
  Customers                $ 32,183,464      $  1,708,662      $  6,857,892      $        ---      $ 40,750,018
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $    431,882      $  4,035,351      $ (4,467,233)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $  5,328,519      $    161,918      $    771,558      $ (1,707,806)     $  4,554,189
Depreciation and
  amortization                  971,085           184,199            61,754            42,945         1,259,983
Interest expense, net          (465,890)           (7,023)              444          (142,353)         (614,822)
Other income (expense)           98,758           (22,113)           99,312            18,085           194,042
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $  3,990,302      $    (51,417)     $    809,560      $ (1,875,019)     $  2,873,426
                           =============     =============     =============     =============     =============

NOTE C -- INVENTORY

      Inventories at March 31, 1999 and December 31, 1998 were comprised of the following:

                                        March 31, 1999         December 31, 1998
                                        --------------         -----------------
                                         (unaudited)
    Raw materials                       $  7,432,949             $  7,196,176
    Work-in-process                        2,052,606                2,093,575
    Finished goods                         8,002,263                7,644,849
                                        -------------            -------------
                                        $ 17,487,818             $ 16,934,600
                                        =============            =============

NOTE D - ACQUISITIONS

      During the first three months ended March 31, 1999, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $7,545,000, comprised of $6,145,000 in cash, $900,000 in promissory notes, and 23,002 shares of common stock of the Company valued at $500,000.

      During the first three months ended March 31, 1999, the Company paid approximately $275,000 and issued a $50,000 note pursuant to earnout provisions contained in 1997 acquisition agreements relating to three orthotic and prosthetic companies. In addition, the Company paid approximately $253,000 and issued a note for approximately $76,000 pursuant to working capital provisions contained in 1997 acquisition agreements relating to two orthotic and prosthetic companies. The Company has accounted for these additional payments as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $654,000.

NOTE E - NET INCOME PER COMMON SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted income per common share amounts for the three months ended March 31, 1999 and 1998.

                                                     Three Months Ended March 31,
                                                      1999             1998
                                                      ----             ----
Net income                                          $ 3,120,997     $ 1,695,426
Less preferred stock dividends declared                     ---          (6,835)
                                                    ------------    ------------
Income available to common stockholders
  used to compute basic per common
  share amounts                                     $ 3,120,997     $ 1,688,591
                                                    ============    ============
Add back interest expense on convertible
  note payable, net of tax                               14,824             ---
                                                    ------------    ------------
Income available to common stockholders
  plus assumed conversions used to
  compute diluted per common share
  amounts                                           $ 3,135,821     $ 1,688,591
                                                    ============    ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                               18,800,158      15,576,030
Effect of convertible note payable                       92,573             ---
Effect of dilutive options                              718,177       1,049,473
Effect of dilutive warrants                             590,472         456,480
Shares used to compute dilutive per
                                                    ------------    ------------
  common share amounts                               20,201,380      17,081,983
                                                    ============    ============
Basic income per common share                       $       .17     $       .11
Diluted income per common share                     $       .15     $       .10


      Options to purchase 175,000 shares of common stock were outstanding at March 31, 1999 but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares.

NOTE F - SUBSEQUENT EVENT

      On April 5, 1999, the Company and NovaCare, Inc. entered into a definitive agreement pursuant to which Hanger will purchase NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P"), a wholly-owned subsidiary of NovaCare, Inc. (the "Acquisition"). Pursuant to the agreement, Hanger will pay NovaCare, Inc. $455 million, including the assumption of seller notes (expected to be approximately $38 million as of June 15, 1999). Hanger plans to raise the estimated $420 million of cash expected to be needed to pay the Acquisition purchase price and related expenses by means of (i) a $300 million bank credit facility (the "New Credit Facility"); (ii) a $150 million private offering of debt securities; and (iii) a $60 million redeemable preferred stock private placement.

      The  New  Credit  Facility,  which  will  replace  the  existing  Credit
Agreement and will be provided by The Chase Manhattan Bank, Bankers Trust Company and Paribas, will consist of a $100 million Revolving Credit Facility, a $100 million Tranche A Term Facility and a $100 million Tranche B Term Facility. The Tranche A Term Facility and the Revolving Credit Facility will mature six years after the closing of the Acquisition and carry an interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%. The Tranche B Term Facility will mature seven years and six months after the closing and carry an interest rate of adjusted LIBOR plus 3% or ABR plus 2.00%. The Revolving Credit Facility will be made available to Hanger to use in connection with future acquisitions and for working capital and general corporate purposes. The bank loans will be collateralized by all the assets of Hanger and all its subsidiaries. The Acquisition will be accounted for as a purchase and is subject to customary conditions precedent to closing, which is anticipated in the second quarter of 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's statements of operations and their percentage of the Company's net sales:

                                                     For the Three
                                                     Months Ended
                                                       March 31,
                                                     1999     1998
                                                     ----     ----
Net sales                                            100.0%   100.0%
Cost of products and services sold                    50.6     52.3
Gross profit                                          49.4     47.7
Selling, general & administrative
  expenses                                            34.8     36.1
Depreciation and amortization                          2.0      1.7
Amortization of excess cost over net
  assets acquired                                      1.5      1.4
Income from operations                                11.1      8.5
Interest expense                                        .6      1.5
Provision for income taxes                             4.2      2.9
Net income                                             6.4      4.2

FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

      NET SALES

      Net sales for the three months ended March 31, 1999, amounted to approximately $49,145,000, an increase of approximately $8,395,000, or 20.6%, over net sales of approximately $40,750,000 for the three months ended March 31, 1998. Contributing to the increase were (i) a 6.3% increase in sales by those Hanger patient-care centers operating during both quarters ("same store sales") and (ii) sales by patient-care centers acquired by Hanger subsequent to March 31, 1998.

      GROSS PROFIT

      Gross profit during the three months ended March 31, 1999 amounted to approximately $24,256,000, an increase of approximately $4,809,000, or 24.7%, over gross profit of approximately $19,447,000 for the three months ended March 31, 1998. Gross profit as a percent of net sales increased to 49.4% for the quarter ended March 31, 1999 from 47.7% for the quarter ended March 31, 1998. The increase in the gross profit margin is primarily a result of the continuing increase in the portion of the company s revenues attributable to patient-care services. A majority of the Company's acquisitions have been and will continue to be in the area of patient-care services, which historically has experienced higher gross profit margins than the distribution and manufacturing areas.

      SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses in the three months ended March 31, 1999 increased by approximately $2,370,000, or 16.1%, compared to the three months ended March 31, 1998. The increase in selling, general and administrative expenses was primarily a result of the acquisitions subsequent to March 31, 1998. Selling, general and administrative expenses as a percent of net sales in the first three months of 1999 decreased to 34.8% from 36.1% for the same period a year ago. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of acquisitions in the patient-care services division, which has lower selling, general and administrative margins than the Company on a consolidated basis.

      INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations in the quarter ended March 31, 1999 amounted to approximately $5,452,000, an increase of $1,994,000, or 57.7%, over the prior year's comparable quarter. Income from operations as a percent of net sales for the quarter ended March 31, 1999 increased to 11.1% from 8.5% for the same period a year ago.

      INTEREST EXPENSE

      Interest expense in the first quarter of 1999 amounted to approximately $288,000, a decrease of approximately $327,000, or 53.2%, from the approximately $615,000 of interest expense incurred in the first quarter of 1998. Interest expense as a percent of net sales decreased to .6% in the first quarter of 1999 from 1.5% for the same period a year ago. The decrease in interest expense was primarily attributable to the repayment of $24.7 million of indebtedness during August of 1998 from the proceeds of a underwritten public offering in which the Company sold 3,300,000 shares of common stock at $17.00 per share.

      INCOME TAXES

      The Company's effective tax rate was 40% in the first quarter of 1999 versus 41% in 1998. The provision for income taxes in the first quarter of 1999 amounted to approximately $2,081,000 compared to approximately $1,178,000 in the first quarter of 1998.

      NET INCOME

      As a result of the above, the Company recorded net income of approximately $3,121,000, or $.15 per diluted common share on approximately 20,201,000 shares outstanding for the quarter ended March 31, 1999, compared to net income of approximately $1,695,000, or $.10 per diluted common share on approximately 17,082,000 shares outstanding in the quarter ended March 31, 1998.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated working capital at March 31, 1999 was approximately $49,848,000 and cash and cash equivalents available were approximately $4,982,000.

      The Company has a credit agreement (the "Credit Agreement") with a syndicate of banks, (collectively, the "Banks") that provides for: (i) an acquisition loan of up to $25,000,000 (the "Acquisition Loan"); and (ii) a revolving loan of up to $8,000,000 (the "Revolving Loan").

      The Company's total long-term debt at March 31, 1999, including a current portion of approximately $4,097,000, was approximately $17,796,000. Such indebtedness included $2,500,000 borrowed under the Revolving Loan, with the balance of such indebtedness consisting primarily of subordinated seller notes issued in connection with various acquisitions.

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

      During the first three months of 1999, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $7,545,000, comprised of $6,145,000 in cash, $900,000 in promissory notes, and 23,002 shares of common stock of the Company valued at $500,000.

      On April 5, 1999, the Company and NovaCare, Inc. entered into a definitive agreement pursuant to which Hanger will purchase NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P"), a wholly-owned subsidiary of NovaCare, Inc. (the "Acquisition"). Pursuant to the agreement, Hanger will pay NovaCare, Inc. $455 million, including the assumption of seller notes (expected to be approximately $38 million as of June 15, 1999). Hanger plans to raise the estimated $420 million of cash expected to be needed to pay the Acquisition purchase price and related expenses by means of (i) a $300 million bank credit facility (the "New Credit Facility"); (ii) a $150 million private offering of debt securities; and (iii) a $60 million redeemable preferred stock private placement.

      The  New  Credit  Facility,  which  will  replace  the  existing  Credit
Agreement and will be provided by The Chase Manhattan Bank, Bankers Trust Company and Paribas, will consist of a $100 million Revolving Credit Facility, a $100 million Tranche A Term Facility and a $100 million Tranche B Term Facility. The Tranche A Term Facility and the Revolving Credit Facility will mature six years after the closing of the Acquisition and carry an interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%. The Tranche B Term Facility will mature seven years and six months after the closing and carry an interest rate of adjusted LIBOR plus 3% or ABR plus 2.00%. The Revolving Credit Facility will be made available to Hanger to use in connection with future acquisitions and for working capital and general corporate purposes. The bank loans will be collateralized by all the assets of Hanger and all its subsidiaries. The Acquisition will be accounted for as a purchase and is subject to customary conditions precedent to closing, which is anticipated in the second quarter of 1999.

      The Company plans to continue to expand its operations in the future through acquisitions. Hanger plans to finance such other future acquisitions through internally generated funds or borrowings under the Revolving Credit Facility, the issuance of notes or shares of Common Stock or securities convertible into Hanger Common Stock, or through a combination thereof.

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

      The Company currently is upgrading its patient care, manufacturing and headquarters information systems. Included in the upgrading is a program to ensure that all significant computer systems are substantially Year 2000 compliant by the year ending December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant: (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially developed software, the majority of which is constantly upgraded through existing maintenance contracts. Parts (1), (2) and
(3) of the Year 2000 program are currently underway. Part (1), identification, was completed during the first quarter of 1999. Review of accounting and financial reporting systems is nearly finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues, primarily under maintenance contracts with the Company's software vendors. While most of the major systems are Year 2000 compliant, the software vendors have targeted June 1999 as a completion date. Part (3), testing, started in the first quarter of 1999 and is expected to be substantially finished at the end of the second quarter and to continue, as needed, into the new millennium.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its senior financing facilities. At March 31, 1999, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of up to $26,950,000. However, at March 31, 1999, there were no borrowings outstanding. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7.0%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. All other debt accrues interest at a fixed rate.

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

Date:  May 12, 1999                         /s/IVAN R. SABEL
       ------------                         ------------------
                                            Ivan R. Sabel, CPO
                                            Chief Executive Officer


Date:  May 12, 1999                         /s/RICHARD A. STEIN
       ------------                         -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer