Form 10-Q
period 1999-06-30
HANGER ORTHOPEDIC GROUP INC
filed 1999-08-16
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  JUNE 30, 1999
                                    -------------
                                      OR

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1999; 18,856,440 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX


                                     INDEX
                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - June 30, 1999
  (unaudited) and December 31, 1998                                    1

Consolidated Statements of Income for the three
  months ended June 30, 1999 and 1998 (unaudited)                      3

Consolidated Statements of Income for the six
  months ended June 30, 1999 and 1998 (unaudited)                      4

Consolidated Statements of Cash Flows for the six
  months ended June 30, 1999 and 1998 (unaudited)                      5

Notes to Consolidated Financial Statements                             7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       13

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                               19

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                            21

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,                 December 31,
                                                             1999                     1998
                                                         -------------             -------------
                                                          (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $159,660,524              $  9,682,786
  Accounts receivable less allowances for
    doubtful accounts of $10,495,000 and $8,022,000
    in 1999 and 1998, respectively                         44,299,460                39,156,940
  Inventories                                              20,829,466                16,934,600
  Prepaid expenses and other assets                         5,322,540                 4,063,648
  Deferred income taxes                                     4,497,724                 4,497,724
                                                         -------------             -------------
    Total current assets                                  234,609,714                74,335,698
                                                         -------------             -------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                      4,207,045                 4,267,045
  Buildings                                                 8,639,615                 8,522,978
  Machinery and equipment                                  14,825,817                13,008,780
  Furniture and fixtures                                    3,299,245                 2,980,647
  Leasehold improvements                                    4,593,821                 4,263,274
                                                         -------------             -------------
                                                           35,565,543                33,042,724
Less accumulated depreciation and amortization             11,854,550                10,333,371
                                                         -------------             -------------
                                                           23,710,993                22,709,353
                                                         -------------             -------------

INTANGIBLE ASSETS
  Excess of cost over net assets acquired                 123,196,876               114,074,842
  Non-compete agreements                                    1,799,890                 1,724,440
  Other intangible assets                                  14,917,991                 2,701,639
                                                         -------------             -------------
                                                          139,914,757               118,500,921
  Less accumulated amortization                            12,302,432                10,545,148
                                                         -------------             -------------
                                                          127,612,325               107,955,773
                                                         -------------             -------------
OTHER ASSETS                                                1,605,502                   947,297
                                                         -------------             -------------
TOTAL ASSETS                                             $387,538,534              $205,948,121
                                                         =============             =============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           June 30,                 December 31,
                                                             1999                     1998
                                                         -------------             -------------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $  3,773,993              $  4,407,369
  Accounts payable                                          7,159,968                 4,975,581
  Accrued expenses                                          6,494,885                 4,635,048
  Customer deposits                                           546,127                 1,122,438
  Accrued wages and payroll taxes                           8,683,869                 9,000,721
  Deferred revenue                                            115,167                   516,943
                                                         -------------             -------------
    Total current liabilities                              26,774,009                24,658,100
                                                         -------------             -------------

Long-term debt                                            181,563,971                11,154,116
Deferred income taxes                                       5,222,766                 5,222,766
Other liabilities                                           2,217,256                 2,360,219

Mandatorily redeemable preferred stock class F,
   100,000 shares authorized, liquidation preference
   $1,000 per share                                             ---                       ---

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 18,986,569 and 15,670,100 shares
    issued, and 18,853,074 and 15,536,605 shares
    outstanding in 1999 and 1998                              189,866                   188,255
  Additional paid-in capital                              146,158,198               144,970,114
  Retained earnings                                        26,068,030                18,050,113
                                                         -------------             -------------
                                                          172,416,094               163,208,482

Treasury stock - (133,495 shares)                            (655,562)                 (655,562)
                                                         -------------             -------------
                                                          171,760,532               162,552,920
                                                         -------------             -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $387,538,534              $205,948,121
                                                         =============             =============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED June 30, 1999 and 1998
                                  (unaudited)

                                                             1999                     1998
                                                         -------------             -------------
Net Sales                                                $ 56,417,293              $ 46,899,890

Cost of products and services sold                         27,555,353                23,261,042
                                                         -------------             -------------
Gross profit                                               28,861,940                23,638,848

Selling, general & administrative                          18,052,168                15,454,449
Depreciation and amortization                               1,020,779                   776,760
Amortization of excess cost over net assets acquired          756,105                   576,426
                                                         -------------             -------------
Income from operations                                      9,032,888                 6,831,213
Other expense:
  Interest expense, net                                      (787,406)                 (699,008)
  Other                                                      (136,899)                      ---
                                                         -------------             -------------
Income before income taxes                                  8,108,583                 6,132,204

Provision for income taxes                                  3,234,000                 2,514,000
                                                         -------------             -------------

Net income                                               $  4,874,583              $  3,618,204
                                                         =============             =============

BASIC PER COMMON SHARE DATA
Net income                                               $        .26              $        .23
                                                         =============             =============
Shares used to compute basic per common
  share amounts                                            18,846,547                15,704,378
                                                         =============             =============

DILUTED PER COMMON SHARE DATA
Net income                                               $        .24              $        .21
                                                         =============             =============
Shares used to compute diluted per common share
  amounts                                                  20,023,628                17,442,608
                                                         =============             =============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED June 30, 1999 and 1998
                                  (unaudited)

                                                                  1999                      1998
                                                                  ----                      ----
Net Sales                                                     $105,561,886              $ 87,649,908

Cost of products and services sold                              52,443,729                44,564,173
                                                              -------------             -------------
Gross profit                                                    53,118,157                43,085,735

Selling, general & administrative                               35,151,172                30,183,450
Depreciation and amortization                                    1,983,962                 1,485,782
Amortization of excess cost over net assets acquired             1,497,966                 1,127,387
                                                              -------------             -------------
Income from operations                                          14,485,057                10,289,116
Other (expense) income:
    Interest expense, net                                       (1,075,160)               (1,313,830)
    Other (expense) income                                         (99,317)                   30,345
                                                              -------------             -------------
Income before income taxes                                      13,310,580                 9,005,631

Provision for income taxes                                       5,315,000                 3,692,000
                                                              -------------             -------------

Net income                                                    $  7,995,580              $  5,313,630
                                                              =============             =============

BASIC PER COMMON SHARE DATA
Net income                                                    $        .42              $        .34
                                                              =============             =============
Shares used to compute basic per common
    share amounts                                               18,823,480                15,640,558
                                                              =============             =============

DILUTED PER COMMON SHARE DATA
Net income                                                    $        .40              $        .31
                                                              =============             =============
Shares used to compute diluted per common
    share amounts                                               20,131,175                17,274,607
                                                              =============             =============

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1999 and 1998
                                  (unaudited)

                                                                  1999                      1998
                                                                  ----                      ----
Cash flows from operating activities:
  Net income                                                  $  7,995,580              $  5,313,630

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for bad debt                                       4,225,713                 3,351,935
    Depreciation and amortization                                1,983,962                 1,485,782
    Amortization of excess cost over net
      assets acquired                                            1,497,966                 1,127,387
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                     (8,373,606)               (3,236,946)
        Inventory                                               (3,571,984)                  533,997
        Prepaid and other assets                                (1,218,072)                 (483,423)
        Other assets                                              (657,182)                  (82,582)
        Accounts payable                                         1,987,562                   730,801
        Accrued expenses                                         1,730,392                   816,325
        Accrued wages and payroll taxes                           (282,262)                 (653,107)
        Customer deposits                                         (576,311)                   (1,528)
        Deferred revenue                                          (401,776)                 (193,342)
        Other liabilities                                         (142,965)                   36,547
                                                              -------------             -------------
          Total adjustments                                     (3,798,563)                3,431,846
                                                              -------------             -------------
Net cash provided by operating activities                        4,197,017                 8,745,476
                                                              -------------             -------------
Cash flows from investing activities:
  Purchase of fixed assets                                      (2,556,521)               (1,452,263)
  Acquisitions, net of cash                                     (8,833,060)              (13,153,307)
  Purchase of non-compete agreements                               (75,450)                 (169,200)
  Purchase of other intangibles                                     (41,75)                   (8,222)
                                                              -------------             -------------

Net cash used in investing activities                          (11,506,789)              (14,782,992)
                                                              -------------             -------------

                                  Continued

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 1999 and 1998
                                  (unaudited)

                                                                  1999                      1998
                                                                  ----                      ----
Cash flows from financing activities:
  Net borrowings under revolving credit facility              $ 21,156,875              $  3,500,000
  Proceeds from exercise of stock options and warrants             544,542                 1,124,194
  Proceeds from long-term debt                                 150,000,000                 6,000,000
  Repayment of long-term debt                                   (2,239,313)               (2,429,700)
  Increase in debt issue costs                                 (12,174,594)                      ---
                                                              -------------             -------------
Net cash provided by financing activities                      157,287,510                 8,194,494
                                                              -------------             -------------

Net change in cash and cash equivalents for the period         149,977,738                 2,156,978
Cash and cash equivalents at beginning of period                 9,682,786                 6,557,409
                                                              -------------             -------------
Cash and cash equivalents at end of period                    $159,660,524              $  8,714,387
                                                              =============             =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $    421,769              $  1,144,175
                                                              =============             =============
    Taxes                                                     $  2,503,700              $  3,896,000
                                                              =============             =============

Non-cash financing and investing activities:
  Issuance of notes in connection with acquisitions           $  1,026,417              $  4,420,957
                                                              =============             =============
  Issuance of common stock in connection with
    acquisition                                               $    500,000              $        ---
                                                              =============             =============
  Issuance of common stock in repayment of debt               $    167,500              $        ---
                                                              =============             =============
  Dividends declared on preferred stock                       $        ---              $     13,929
                                                              =============             =============

The accompany notes are an integral part of the consolidated financial statements.

NOTE A - BASIS OF PRESENTATION

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

      These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table:

                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Three Months
Ended June 30, 1999
-------------------
Net Sales
  Customers                $ 44,918,084      $  2,794,239      $  8,704,970      $        ---      $ 56,417,293
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $  1,535,610      $  5,674,012      $ (7,209,622)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $ 10,794,693      $    518,629      $  1,435,791      $ (2,111,326)     $ 10,637,787
Depreciation and
  amortization                1,260,132           399,524            42,710            74,518         1,776,884
Interest expense, net          (250,287)           (4,281)              (92)         (532,746)         (787,406)
Other income (expense)          (19,966)          (20,907)          117,047           (41,088)           35,086
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $  9,264,308      $     93,917      $  1,510,036      $ (2,759,678)     $  8,108,583
                           =============     =============     =============     =============     =============

                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Three Months
Ended June 30, 1998
-------------------
Net Sales
  Customers                $ 38,062,655      $  1,538,074      $  7,299,161      $        ---      $ 46,899,890
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $    501,485      $  4,806,519      $ (5,308,004)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $  8,151,893      $    250,742      $  1,148,931      $ (1,585,975)     $  7,965,591
Depreciation and
  amortization                1,056,088           184,352            67,661            45,084         1,353,185
Interest expense, net          (469,056)          (10,157)            5,874          (225,669)         (669,008)
Other income (expense)           84,287           (20,437)          151,968             2,988           218,806
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $  6,711,036      $     35,796      $  1,239,112      $ (1,853,740)     $  6,132,204
                           =============     =============     =============     =============     =============


                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Six Months
Ended June 30, 1999
-------------------
Net Sales
  Customers                $ 85,106,645      $  5,396,632      $ 15,058,609      $        ---      $105,561,886
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $  2,661,941      $ 10,820,981      $(13,482,922)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $ 18,499,700      $   827,367       $  2,534,856      $ (4,312,279)     $ 17,549,644
Depreciation and
  amortization                2,489,748           785,233            82,211           124,736         3,481,928
Interest expense, net          (519,311)           (9,712)             (205)         (545,932)       (1,075,160)
Other income (expense)          181,265             8,029           219,402           (90,672)          318,024
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $ 15,671,906      $     40,451      $  2,671,842      $ (5,073,619)     $ 13,310,580
                           =============     =============     =============     =============     =============


                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Six Months
Ended June 30, 1998
-------------------
Net Sales
  Customers                $ 70,246,119      $  3,246,736      $ 14,157,053      $        ---      $ 87,649,908
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $    933,367      $  8,841,870      $ (9,775,237)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $ 13,480,410      $    412,661      $  1,920,489      $ (3,293,781)     $ 12,519,779
Depreciation and
  amortization                2,027,174           368,551           129,415            88,029         2,613,169
Interest expense, net          (934,945)          (17,180)            6,318          (368,023)       (1,313,830)
Other income (expense)          183,046           (42,550)          251,280            21,075           412,851
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $ 10,701,337      $    (15,620)     $  2,048,672      $ (3,728,758)     $  9,005,631
                           =============     =============     =============     =============     =============

NOTE C - INVENTORY

      Inventories at June 30, 1999 and December 31, 1998 were comprised of the following:

                                        June 30, 1999          December 31, 1998
                                        -------------          -----------------
                                         (unaudited)
      Raw materials                     $  8,769,285             $  7,196,176
      Work-in-process                      2,083,056                2,093,575
      Finished goods                       9,977,125                7,644,849
                                        -------------            -------------
                                        $ 20,829,466             $ 16,934,600
                                        =============            =============


NOTE D - ACQUISITIONS

      During the first six months of 1999, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $7,545,000, comprised of $6,145,000 in cash, $900,000 in promissory notes and 23,002 shares of common stock of the company valued at $500,000.

      Additionally, the Company paid approximately $2,761,000 and issued $126,000 in notes in relation to seven orthotic and prosthetic companies acquired in years prior to 1999. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $2,887,000.

NOTE E - LONG TERM DEBT

      On June 16, 1999 the Company issued, in a private offering, $150,000,000 of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999.

NOTE F - NET INCOME PER COMMON SHARE

      The following sets forth the calculation of the basic and diluted income per common share amounts for the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998.

                                                  Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                            -----------------------------   ----------------------------
                                                 1999            1998            1999           1998
                                            -------------   -------------   -------------   ------------
Net income                                  $  4,874,583    $  3,618,204    $  7,995,580    $ 5,313,630
Less preferred stock dividends declared              ---          (7,094)            ---        (13,929)
                                            -------------   -------------   -------------   ------------
Income available to common stockholders
  used to compute basic per common
  share amounts                                4,874,583       3,611,110       7,995,580      5,299,701

Add back interest expense on convertible
  note payable, net of tax                        15,075          14,824          27,135         14,824
                                            -------------   -------------   -------------   ------------
Income available to common stockholders
  plus assumed conversions used to com-
  pute diluted per common share amounts     $  4,889,658    $  3,625,934    $  8,022,715    $ 5,314,525
                                            =============   =============   =============   ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                        18,846,547      15,704,378      18,823,480     15,640,558
Effect of convertible note payable                92,573         115,717          92,573         58,817
Effect of dilutive options                       559,995         818,910         654,173        803,213
Effect of dilutive warrants                      524,513         803,603         560,949        772,019
Shares used to compute dilutive per
                                            -------------   -------------   -------------   ------------
  common share amounts                        20,023,628      17,442,608      20,131,175     17,274,607
                                            =============   =============   =============   ============

Basic income per common share               $        .26    $        .23    $        .42    $       .34
Diluted income per common share             $        .24    $        .21    $        .40    $       .31


      Options to purchase 243,000 shares of common stock were outstanding at June 30, 1999 but were not included in the computation of diluted income per common share for the six months ended June 30, 1999 because the options' exercise price was higher than the average market price of the common shares.

NOTE G - SUBSEQUENT EVENT

      On July 1, 1999, the Company acquired all of the outstanding capital stock of NovaCare Orthotics and Prosthetics, Inc. ("NovaCare O&P") from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). As of the acquisition date, NovaCare O&P operated approximately 394 patient care centers in 37 states. As of July 31, 1999, the Company and NovaCare O&P collectively operate in excess of 640 patient care centers.

      Under the terms of the Agreement,  the aggregate  consideration  totaled
$445 million, which consisted of the assumption of liabilities and other obligations of $38.4 million and the balance in cash. Of the cash portion, $15 million was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. If, as of July 1, 1999, the adjusted working capital of NovaCare O&P is less than approximately $94 million, the cash portion of the purchase price will be reduced by the amount of such deficiency. If, however, the adjusted working capital exceeds approximately $94 million, the cash portion will be increased by the amount of the excess. Adjusted working capital will be determined by September 30, 1999 (i.e., within 90 days of the closing). For purposes of this calculation, adjusted working capital will be comprised of cash in an amount of at least $2 million, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses to third-parties (excluding all inter-company obligations, accrued but unpaid taxes and the current portion of the promissory notes owed to sellers of businesses acquired by NovaCare O&P) calculated on a basis consistent with NovaCare O&P's past practice and in accordance with GAAP.

      Hanger required approximately $430.2 million in cash to close the acquisition, to pay approximately $20 million of related fees and expenses and to refinance existing debt of approximately $2.5 million. The funds were raised by Hanger through (i ) borrowing approximately $230 million of revolving credit and term loans under a new bank facility; (ii) selling $150 million principal amount of 11.25% Senior Subordinated Notes due 2009; and
(iii) selling $60 million of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100 million revolving credit facility, of which $30 million was drawn on in connection with the acquisition of NovaCare O&P, a $100 million tranche A term facility and a $100 million tranche B term facility. The revolving credit facility and the tranche A term facility matures on July 1, 2005 and carries an interest rate of adjusted LIBOR plus 2.5% or ABR plus 1.5%. The tranche B term facility matures on January 1, 2007 and carries an interest rate of adjusted LIBOR plus 3.5% or ABR plus 2.5%. The bank credit facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends and contains certain affirmative and negative covenants customary in an agreement of this nature. The Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity.

      The acquisition has been accounted for as a business combination in accordance with the purchase method. The results of operations for this acquisition have not been included in the Company's results as the date of acquisition is subsequent to the period end. The purchase price will be allocated to the net assets acquired subject to adjustment based on post closing working capital. Excess cost over net assets acquired amounting to approximately $100 million will be amortized using the straight- line method over 40 years.

      The following table summarizes the unaudited consolidated pro forma information, assuming the acquisition had occurred at the beginning of each of the following periods:

                           Three Months Ended March 31,    Twelve Months Ended March 31,
                                  1999 (000's)                      1998 (000's)
                           ----------------------------    -----------------------------
Net sales                           $117,286                          $429,417
Net income                             2,265                            12,247
Net income per common
  share - diluted                   $   0.11                          $   0.66


      The unaudited consolidated pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:

                                                     Three Months                 Six Months
                                                     Ended June 30,             Ended June 30,
                                                     --------------             --------------
                                                     1999     1998              1999     1998
                                                     ----     ----              ----     ----
Net sales                                           100.0%   100.0%            100.0%   100.0%
Cost of products and services sold                   48.8     49.6              49.7     50.8
Gross profit                                         51.2     50.4              50.3     49.2
Selling, general & administrative
  expenses                                           32.0     33.0              33.3     34.4
Depreciation and amortization                         1.8      1.7               1.9      1.7
Amortization of excess cost over net
  assets acquired                                     1.3      1.2               1.4      1.3
Income from operations                               16.0     14.6              13.7     11.7
Interest expense                                      1.4      1.5               1.0      1.5
Provision for income taxes                            5.7      5.4               5.0      4.2
Net income                                            8.6      7.7               7.6      6.1

THREE MONTHS  ENDED JUNE 30, 1999  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

      NET SALES

      Net sales for the quarter ended June 30, 1999, were approximately $56,417,000, an increase of approximately $9,517,000, or 20.3%, over net sales of approximately $46,900,000 for the quarter ended June 30, 1998. The majority of the increase was attributable to acquisitions consummated subsequent to June 30, 1998. In addition, contributing to the increase in net sales was a 5.5% increase in sales by those Hanger patient-care centers operating throughout both quarters.

      GROSS PROFIT

      Gross profit in the quarter ended June 30, 1999 was approximately $28,862,000, an increase of approximately $5,223,000, or 22.1%, over gross profit of approximately $23,639,000 for the quarter ended June 30, 1998. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 51.2% in the second quarter of 1999 from 50.4% in the second quarter of 1998. The increase in the gross profit margin is primarily a result of the increase in the portion of Hanger's revenues attributable to patient-care services and in manufacturing revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses in the quarter ended June 30, 1999 increased by approximately $2,598,000, or 16.8%, compared to the quarter ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 32.0% compared to 33.0% for same period in 1998. The increase in selling general and administrative expenses was primarily attributable to acquisitions consummated subsequent to June 30, 1998. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of acquisitions in the patient-care services division, which has lower selling, general and administrative margins than Hanger on a consolidated basis, and economies of scale resulting from the low level of variable costs in that division.

      INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations in the quarter ended June 30, 1999 was approximately $9,033,000, an increase of $2,202,000, or 32.2%, over the prior year's comparable quarter. Income from operations as a percentage of net sales increased to 16.0% in the second quarter of 1999 from 14.6% for the prior year's comparable period.

      INTEREST EXPENSE

      Interest expense in the second quarter of 1999 was approximately $787,000, an increase of approximately $88,000, or 12.6%, from approximately $699,000 incurred in the second quarter of 1998. Interest expense as a percentage of net sales decreased to 1.4% from 1.5% for the same period a year ago.

      INCOME TAXES

      The Company's effective tax rate was 40.0% in the second quarter of 1999 versus 41.0% in 1998. The provision for income taxes in the second quarter of 1999 was approximately $3,234,000 compared to approximately $2,514,000 for the second quarter of 1998.

      NET INCOME

      As a result of the above, the Company recorded net income of $4,875,000, or $.24 per dilutive common share, in the quarter ended June 30, 1999, compared to net income of $3,618,000, or $.21 per dilutive common share, in the quarter ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      NET SALES

      Net sales for the six months ended June 30, 1999 were approximately $105,562,000, an increase of approximately $17,912,000, or 20.4%, over net sales of approximately $87,650,000 for the six months ended June 30, 1998. The majority of the increase was attributable to acquisitions consummated subsequent to June 30, 1998. In addition, contributing to the increase in net sales was a 6.0% increase in sales by those Hanger patient-care centers operating throughout both six-month periods.

      GROSS PROFIT

      Gross profit for the six months ended June 30, 1999 was approximately $53,118,000, an increase of approximately $10,032,000, or 23.3%, over gross profit of approximately $43,086,000 for the six months ended June 30, 1998. The increase was primarily attributable to the increase in net sales. Gross profit as a percent of net sales increased from 49.2% in the six months ended June 30, 1998 to 50.3% in the six months ended June 30, 1999. The increase in the gross profit margin is primarily a result of the increase in the portion of Hanger's revenues attributable to patient-care services and in manufacturing revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses in the six months ended June 30, 1999 increased by approximately $4,968,000, or 16.5%, compared to the six months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 33.3% from 34.4% for the same period in 1998. The increase in selling, general and administrative expenses was primarily attributable to acquisitions consummated subsequent to June 30, 1998. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of acquisitions in the patient-care services division, which has lower selling, general and administrative margins than Hanger on a consolidated basis, and economies of scale resulting from the low level of variable costs in that division.

      INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations in the six months ended June 30, 1999 was approximately $14,485,000, an increase of approximately $4,196,000, or 40.8%, over the prior year's comparable period. Income from operations as a percentage of net sales increased to 13.7% in the six months ended June 30, 1999 from 11.7% in the six months ended June 30, 1998.

      INTEREST EXPENSE

      Net interest expense for the first six months of 1999 was approximately $1,075,000, a decrease of approximately $239,000, or 18.2%, from approximately $1,314,000 incurred in the first six months of 1998. Interest expense as a percentage of net sales decreased to 1.0% from 1.5% for the same period one year ago.

      INCOME TAXES

      The Company's effective tax rate was 40.0% in the first six months of 1999 versus 41.0% in 1998. The provision for income taxes for the six months ended June 30, 1999 was approximately $5,315,000 compared to approximately $3,692,000 for the six months ended June 30, 1998.

      NET INCOME

      As a result of the above, the Company recorded net income of approximately $7,996,000, or $.40 per dilutive common share, in the first six months of 1999, compared to net income of approximately $5,314,000, or $.31 per dilutive common share, in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated working capital at June 30, 1999 was approximately $207,836,000 and cash and cash equivalents available were approximately $159,661,000.

      At June 30, 1999, the Company had a credit agreement (the "Credit Agreement") with a syndicate of banks, (collectively, the "Banks") that provides for: (i) an acquisition loan of up to $25,000,000 (the "Acquisition Loan"); and (ii) a revolving loan of up to $8,000,000 (the "Revolving Loan"). The Acquisition Loan and the Revolving Loan bore base interest at the Company's option of either LIBOR plus 2.50% or the Bank's prime rate plus 1.50%. The base interest rate would then be reduced by .25% to 1.75% depending upon the ratio of the Company's total indebtedness to annual earnings before interest, taxes, depreciation and amortization.

      On June 16, 1999, the Company issued, in a private offering, $150,000,000 of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999. The Company's total long-term debt at June 30, 1999, including a current portion of approximately $3,774,000, was approximately $185,338,000. Such indebtedness included: (i) $150,000,000 senior subordinated notes; (ii) $15,157,000 borrowed under the Acquisition Loan; (iii) $6,000,000 borrowed under the Revolving Loan; and (iv) a total of $14,181,000 of other indebtedness.

      The above described credit agreement was replaced by a new bank credit facility provided on July 1, 1999 by a syndicate of banks and other financial institutions led by The Chase Manhattan Bank, as administrative agent and collateral agent, Chase Securities, Inc., as lead arranger, Bankers Trust Company, as syndication agent, and Paribas, as documentation agent. The new credit facility provides senior collateralized financing of up to $300 million, consisting of a $100 million tranche A-term facility and a $100 million revolving credit facility, each with a maturity of six years, and a $100 million tranche B-term facility with a maturity of seven years and six months.

      The bank credit facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

      Subject to certain exceptions, the new credit facility is subject to mandatory prepayment with (a) 100% of the proceeds of asset sales, (b) 50% of the Company's excess cash flow (as defined in the new credit facility), (c) 100% of the proceeds of equity offering and (d) 100% of the proceeds from the issuance of debt obligations (other than the 11-1/4% Senior Subordinated Notes).

      The new credit facility contains a number of convenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, pay certain restricted payments and dividends, create liens on assets, make investments, loans or advances, make certain acquisitions engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In additional, under the new credit facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and a maximum leverage ratio. The new credit facility also contains certain customary events of default.

      The tranche A-term facility, the tranche B-term facility and the revolving credit facility initially bear interest (subject to performance based stepdowns applicable to the tranche A-term facility and the revolving credit facility) at a rate equal to LIBOR plus (a) in the case of the tranche A-term facility and the revolving credit facility, 2.5% or, at the Company's option, the alternate base rate plus 1.5% of (b) in the case of the tranche B-term facility, 3.5% or, at the Company's option, the alternate base rate plus 2.5%.

      The Company required approximately $430.2 million in cash to close its acquisition of NovaCare O&P on July 1, 1999, pay approximately $20.0 million of expenses in connection with the transaction and refinance existing debt of approximately $2.5 million. The funds were raised by (i) borrowing approximately $230 million of revolving credit and term loans under the new bank credit facility; (ii) the sale of the $150 million of 11-1/4 Senior Subordinated Notes due 2009; and (iii) the sale of $60 million of 7% Redeemable Preferred Stock. The Preferred Stock accrues annual dividends, compounded quarterly, equal to 7% and, subject to certain put rights, will not require principal payments prior to maturity. The revolving credit facility is available for use in connection with future acquisitions and for working capital and general corporate purposes.

      During the first six months of 1999, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price excluding potential earn-out provisions was $7,545,000, comprised of $6,145,000 in cash, $900,000 in promissory notes and 23,002 shares of common stock of the company valued at $500,000.

      Additionally, the Company paid approximately $2,761,000 and issued $126,000 in notes in relation to seven orthotic and prosthetic companies acquired in years prior to 1999. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements.

      The Company plans to finance future acquisitions through internally generated funds or borrowings under the new revolving credit facility, the issuance of notes or shares of Common Stock of the Company, or through a combination thereof.

      The Company is actively engaged in ongoing discussions with prospective acquisition candidates. The Company plans to continue to expand its operations through acquisitions.

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

      The Company is currently upgrading its patient-care, manufacturing and headquarters information systems. Included in the upgrading is a program to ensure that all significant computer systems are substantially Year 2000 compliant by the year ending December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems and non-information technology systems that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in-house" developed or proprietary IT Systems. It uses commercially developed software, the majority of which is constantly upgraded through existing maintenance contracts. Parts (1) and (2) of the Year 2000 program are currently underway. Part (1), identification, was completed during the first quarter of 1999. Review of accounting and financial reporting systems is nearly finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (3), repairing and replacing, currently continues, primarily under maintenance contracts with software vendors. While most of the major systems are Year 2000 compliant, the software vendors have targeted September 1999 as a completion date. Part (3), testing, started in the first quarter of 1999 and is expected to be substantially finished at the end of the third quarter and to continue, as needed, into the new millennium.

      The Company has been contacting key suppliers and business partners about the Year 2000 program, primarily for hardware. The projected total costs for the upgrading of information systems, including the Year 2000 program, are estimated to range from $2.25 million to $2.75 million.

      The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until it is into the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its senior financing facilities. At June 30, 1999, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of up to $26,950,000. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. All other debt accrues interest at a fixed rate.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Exhibit 27      Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            No Forms 8-K were filed by the Company during the quarter ended June 30, 1999. On July 15, 199, the Company filed a Form 8-K relating to its acquisitions on July 1, 1999 of NovaCare Orthotics & Prosthetics, Inc.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANGER ORTHOPEDIC GROUP, INC.

Date:  August 13, 1999                      /s/IVAN R. SABEL
       ---------------                      ------------------
                                            Ivan R. Sabel, CPO
                                            Chief Executive Officer


Date:  August 13, 1999                      /s/RICHARD A. STEIN
       ---------------                      -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer