Form 10-Q
period 1999-09-30
HANGER ORTHOPEDIC GROUP INC
filed 1999-11-15
CIK 722723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   -------------------
                         Commission file number      1-10670
                                               -------------------

                         HANGER ORTHOPEDIC GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          84-0904275
-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


            Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:

                                 (301) 986-0701
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No           .
    ----------       ----------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1999; 19,083,551 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX

                                                                                      Page No.
                                                                                      --------
Part I.           FINANCIAL INFORMATION
---------------------------------------

Item 1.           Financial Statements

Consolidated Balance Sheets - September 30, 1999
         (unaudited) and December 31, 1998                                               1

Consolidated Statements of Income for the three
         months ended September 30, 1999 and 1998 (unaudited)                            3

Consolidated Statements of Income for the nine
         months ended September 30, 1999 and 1998 (unaudited)                            4

Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1999 and 1998 (unaudited)                            5

Notes to Consolidated Financial Statements                                               7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   16

Item 3.           Quantitative and Qualitative Disclosures About Market Risk            23

Part II.          OTHER INFORMATION
-----------------------------------

Item 2.           Changes in Securities and Use of Proceeds                             24

Item 4.           Submission of Matters to a Vote of Security Holders                   24

Item 6.           Exhibits and Reports on Form 8-K                                      25

SIGNATURES                                                                              27
----------

                          HANGER ORTHOPEDIC GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

           (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                                            September 30,          December 31,
                                                                                1999                   1998
                                                                                ----                   ----
                                                                             (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $  9,072              $  9,683
    Accounts receivable less allowances for
        doubtful accounts of $16,310 and $8,022
        in 1999 and 1998, respectively                                           106,641                39,157
    Inventories                                                                   55,564                16,934
    Prepaid expenses and other assets                                              7,714                 4,064
    Deferred income taxes                                                          7,574                 4,498
                                                                                --------              --------
         Total current assets                                                    186,565                74,336
                                                                                --------              --------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                           4,177                 4,267
    Buildings                                                                      8,892                 8,523
    Machinery and equipment                                                       22,538                13,009
    Furniture and fixtures                                                         7,336                 2,980
    Leasehold improvements                                                        11,665                 4,263
                                                                                --------              --------
                                                                                  54,608                33,042
Less accumulated depreciation and amortization                                    13,485                10,333
                                                                                --------              --------
                                                                                  41,123                22,709
                                                                                --------              --------

INTANGIBLE ASSETS
    Excess of cost over net assets acquired                                      490,920               114,075
    Non-compete agreements                                                         1,975                 1,724
    Patents                                                                        9,659                 1,559
    Assembled Work Force                                                           7,000                  ----
    Other intangible assets                                                       15,050                 1,143
                                                                                --------              --------
                                                                                 524,604               118,501
    Less accumulated amortization                                                 16,314                10,545
                                                                                --------              --------
                                                                                 508,290               107,956
                                                                                --------              --------

OTHER ASSETS
    Other                                                                          3,514                   947
                                                                                --------              --------

TOTAL ASSETS                                                                    $739,492              $205,948
                                                                                ========              ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                       1

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Shares and Per Share Amounts)


                                                                              September 30,          December 31,
                                                                                  1999                   1998
                                                                                  ----                   ----
                                                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                          $    22,901            $     4,407
    Accounts payable                                                                14,585                  4,976
    Accrued expenses                                                                19,741                  4,635
    Customer deposits                                                                  792                  1,123
    Accrued wages and payroll taxes                                                 19,872                  9,001
    Deferred revenue                                                                   206                    517
                                                                               -----------            -----------
        Total current liabilities                                                   78,097                 24,659
                                                                               -----------            -----------

Long-term debt                                                                     405,460                 11,154
Deferred income taxes                                                               11,465                  5,223
Other liabilities                                                                   11,058                  2,360

7% Redeemable Preferred Stock,
    liquidation preference of $1,000 per share                                      59,206                   ----

SHAREHOLDERS' EQUITY

    Common stock, $.01 par value; 60,000,000 shares
      authorized, 19,034,329 and 18,825,372 shares
      issued, and 18,900,834 and 18,691,877 shares
      outstanding in 1999 and 1998                                                     190                    188
    Additional paid-in capital                                                     145,156                144,970
    Retained earnings                                                               29,516                 18,050
                                                                               -----------            -----------
                                                                                   174,862                163,208

Treasury stock, at cost - (133,495 shares)                                            (656)                  (656)
                                                                               -----------            -----------
                                                                                   174,206                162,552
                                                                               -----------            -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $   739,492            $   205,948
                                                                               ===========            ===========



   The accompanying notes are an integral part of the consolidated financial statements.
                                       2

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED September 30, 1999 and 1998
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                   (unaudited)


                                                                               1999                    1998
                                                                               ----                    ----

Net Sales                                                                  $     124,922         $       48,777

Cost of products and services sold                                                59,578                 23,978
                                                                           -------------           ------------
Gross profit                                                                      65,344                 24,799

Selling, general & administrative                                                 38,678                 15,916
Depreciation and amortization                                                      2,283                    865
Amortization of excess cost over net assets acquired                               2,963                    657
Integration and restructuring costs                                                3,917                   ----
                                                                           -------------           ------------
Income from operations                                                            17,503                  7,361
Other (expense) income:
    Interest expense, net                                                        (10,487)                  (387)
    Other                                                                             (6)                     9
                                                                           -------------           ------------
Income before income taxes                                                         7,010                  6,983

Provision for income taxes                                                         3,561                  2,863
                                                                           -------------           ------------

Net income                                                                 $       3,449           $      4,120
                                                                           =============           ============

Basic Per Common Share Data
---------------------------
Net income                                                                 $         .13           $        .24
                                                                           =============           ============
Shares used to compute basic per common
    share amounts                                                             18,862,071             17,291,768
                                                                           =============           ============

Diluted Per Common Share Data
-----------------------------
Net income  *                                                              $         .12           $        .22
                                                                           =============           ============
Shares used to compute diluted per common share
    amounts *                                                                 19,895,853             19,039,164
                                                                           =============           ============

* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is considered anti-dilutive.



   The accompanying notes are an integral part of the consolidated financial statements.
                                       3

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED September 30, 1999 and 1998
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                                               1999                    1998
                                                                               ----                    ----
Net Sales                                                                 $      230,484           $    136,426

Cost of products and services sold                                               112,021                 68,542
                                                                          --------------           ------------
Gross profit                                                                     118,463                 67,884

Selling, general & administrative                                                 73,784                 46,099
Depreciation and amortization                                                      4,244                  2,351
Amortization of excess cost over net assets acquired                               4,461                  1,784
Integration and restructuring costs                                                3,917                   ----
                                                                          --------------           ------------
Income from operations                                                            32,057                 17,650
Other (expense) income:
    Interest expense, net                                                        (11,585)                (1,701)
    Other income (expense)                                                          (151)                    39
                                                                          --------------           ------------
Income before income taxes                                                        20,321                 15,988

Provision for income taxes                                                         8,876                  6,555
                                                                          --------------           ------------

Net income                                                                $       11,445           $      9,433
                                                                          ==============           ============

Basic Per Common Share Data
---------------------------
Net income                                                                $          .55           $        .58
                                                                          ==============           ============
Shares used to compute basic per common
    share amounts                                                             18,836,485             16,197,010
                                                                          ==============           ============

Diluted Per Common Share Data
-----------------------------
Net income  *                                                             $          .52           $        .53
                                                                          ==============           ============
Shares used to compute diluted per common
    share amounts  *                                                          20,088,833             17,878,220
                                                                          ==============           ============

* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is considered anti-dilutive.


   The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED September 30, 1999 and 1998
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                 (unaudited)

                                                                                        1999                    1998
                                                                                        ----                    ----
Cash flows from operating activities:
    Net income                                                                     $    11,445       $         9,434

Adjustments to reconcile net income to net
cash provided by operating activities:
        Provision for bad debt                                                           7,788                 5,293
        Depreciation and amortization                                                    4,244                 2,351
        Amortization of excess cost over net
           assets acquired                                                               4,461                 1,784
        Restructuring costs                                                              1,305                  ----
        Changes in assets and liabilities, net
           of effect from acquired companies:
               Accounts receivable                                                     (15,255)               (6,157)
               Inventory                                                                (6,406)                  546
               Prepaid and other assets                                                 (1,204)                   (4)
               Other assets                                                             (1,042)                  (14)
               Accounts payable                                                          1,854                  (195)
               Accrued expenses                                                          5,118                 1,088
               Accrued wages and payroll taxes                                          (3,613)                 (118)
               Customer deposits                                                          (225)                  (42)
               Deferred revenue                                                           (311)                  (75)
               Other liabilities                                                           516                    47
                                                                                    ----------            ----------
                  Total adjustments                                                     (2,770)                4,504
                                                                                    ----------            ----------
Net cash provided by operating activities                                                8,675                13,938
                                                                                    ----------            ----------

Cash flows from investing activities:
  Purchase of fixed assets                                                              (5,054)               (2,024)
  Acquisitions, net of cash acquired                                                  (424,409)              (28,246)
  Purchase of patents                                                                     (100)                  (14)
  Purchase of non-compete agreements                                                      (250)                 (367)
                                                                                    ----------            ----------

Net cash used in investing activities                                                 (429,813)              (30,651)
                                                                                    ----------            ----------

                                   Continued



   The accompanying notes are an integral part of the consolidated financial statements.
                                       5

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30,
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                                               1999                    1998
                                                                               ----                    ----
Cash flows from financing activities:
    Net borrowings under revolving credit facility                          $     30,000           $       ---
    Proceeds from sale of common stock                                               611                 39,186
    Proceeds from sale of preferred stock, net                                    59,188                  ---
    Proceeds from long-term debt                                                 350,000                  6,000
    Repayment of long-term debt                                                   (5,365)               (25,590)
    Increase in debt issue costs                                                 (13,907)                   ---
                                                                            ------------           ------------
Net cash provided by financing activities                                        420,527                 19,596
                                                                            ------------           ------------
Net change in cash and cash equivalents for the period                              (611)                 2,883
Cash and cash equivalents at beginning of period                                   9,683                  6,557
                                                                            ------------           ------------
Cash and cash equivalents at end of period                                  $      9,072           $      9,440
                                                                            ============           ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                            $      4,148           $      1,526
                                                                            ============           ============
        Taxes                                                               $      8,630           $      5,949
                                                                            ============           ============

Non-cash financing and investing activities:
    Issuance of common stock in connection with
        acquisitions                                                        $        500           $      2,200
                                                                            ============           ============
    Issuance of notes in connection with acquisitions                       $      1,026           $      6,773
                                                                            ============           ============
    Issuance of common stock in repayment of debt                           $        168           $         --
                                                                            ============           ============
    Dividends declared on preferred stock                                   $      1,050           $         21
                                                                            ============           ============


   The accompanying notes are an integral part of the consolidated financial statements.
                                       6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars In Thousands, Except Shares and Per Share Amounts)


NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included. Certain reclassifications of prior year's data have been made to improve comparabilty.

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

          Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                          PRACTICE
                                          MANAGEMENT
                                          AND PATIENT
                                          CARE CENTERS     MANUFACTURING       DISTRIBUTION         OTHER           TOTAL
THREE MONTHS                              ------------     -------------       ------------         -----           -----
------------
ENDED SEPTEMBER 30, 1999
------------------------
Net Sales
    Customers                                 $115,151        $2,949             $ 6,822         $  ---            $124,922
                                              ========        ======            ========         ========          ========
    Intersegments                             $    ---        $1,461             $12,147         $(13,608)         $ ---
                                              ========        ======            ========         ========          ========
EBITDA                                        $ 22,850         $ 447             $ 2,365         $( 2,913)         $ 22,749


Depreciation and
    amortization                                (4,721)         (421)                (40)             (64)           (5,246)
Interest expense, net                             (800)           (4)                 --          ( 9,683)          (10,487)
Other income (expense)                              41           (15)                 (1)           (  31)               (6)
                                              --------        -------           --------         --------          --------
Income before taxes  **                       $ 17,370        $    7             $ 2,324         $(12,691)         $  7,010
                                              ========        =======           ========         ========          ========

                                          PRACTICE
                                          MANAGEMENT
                                          AND PATIENT
                                          CARE CENTERS     MANUFACTURING       DISTRIBUTION         OTHER           TOTAL
THREE MONTHS                              ------------     -------------       ------------         -----           -----
------------
ENDED SEPTEMBER 30, 1999
------------------------
Net Sales
    Customers                                $39,609          $2,578              $6,590            $  ----         $48,777
                                            ========         =======              ======            =======         =======
    Intersegments                           $  ---           $   817              $5,019            $(5,836)        $  ----
                                            ========         =======              ======            =======         =======
EBITDA                                      $  8,374         $   538              $1,198            $(1,227)        $ 8,883
Depreciation and
    amortization                              (1,113)           (291)                (70)               (48)         (1,522)
Interest expense, net                           (335)            (24)                 --                (28)           (387)
Other income (expense)                           210             (39)                107               (269)              9
                                            --------         --------             ------            -------         --------
Income before taxes                         $  7,136         $   184              $1,235            $(1,572)        $  6,983
                                            ========         =======              ======            =======         ========

                                        PRACTICE
                                        MANAGEMENT
                                        AND PATIENT
                                        CARE CENTERS       MANUFACTURING       DISTRIBUTION         OTHER           TOTAL
NINE MONTHS                             ------------       -------------       ------------         -----           -----
------------
ENDED SEPTEMBER 30, 1999
------------------------
Net Sales
    Customers                           $200,258            $ 8,772             $21,454           $ ---               $230,484
                                        ========            =======             =======           ========            ========
    Intersegments                       $ -                 $ 3,696             $23,394           $(27,090)           $   ---
                                        ========            =======             =======           ========            ========
EBITDA                                  $ 41,547            $ 1,325             $ 5,113           $ (7,223)           $ 40,762
Depreciation and
    amortization                          (7,211)            (1,207)               (122)              (165)             (8,705)
Interest expense, net                     (1,319)               (13)                  -            (10,253)            (11,585)
Other income (expense)                        25                (57)                  4               (123)               (151)
                                        ========            =======             =======           ========            ========
Income before taxes **                  $ 33,042            $    48             $ 4,995          $(17,764)            $ 20,321
                                        ========            =======             =======           ========            ========


                                       PRACTICE
                                       MANAGEMENT
                                       AND PATIENT
                                       CARE CENTERS        MANUFACTURING       DISTRIBUTION         OTHER           TOTAL
NINE  MONTHS                           ------------        -------------       ------------         -----           -----
------------
ENDED SEPTEMBER 30, 1998
------------------------
Net Sales
    Customers                          $109,854             $5,825              $20,747          $  ---              $136,426
                                       ========            =======              =======          ========            ========
    Intersegments                      $  ---               $1,750              $13,861          $(15,611)           $ ---
                                       ========            =======              =======          ========            ========
EBITDA                                 $ 21,854             $  951              $ 3,119          $ (4,139)           $ 21,785
Depreciation and
    amortization                         (3,140)              (660)                (199)             (136)             (4,135)
Interest expense, net                    (1,270)               (42)                   6              (395)             (1,701)
Other income (expense)                      393                (81)                 358              (631)                 39
                                       --------            -------              -------          --------            --------
Income before taxes                    $ 17,837             $  168              $ 3,284         $  (5,301)           $ 15,988
                                       ========            =======              =======          ========            ========

** Income before taxes include the following restructuring and integration costs for the three and nine months ended September 30, 1999:

                                    PRACTICE
                                    MANAGEMENT
                                    AND PATIENT
                                    CARE CENTERS        MANUFACTURING       DISTRIBUTION          OTHER             TOTAL
                                    ------------        -------------       ------------          -----             ------
Restructuring                       $          1,181    $          124            ---               ---           $     1,305
Integration                                    2,594               ---            ---         $        18               2,612
                                    ----------------    --------------      -----------       -----------         -----------
                                    $          3,775    $          124            ---         $        18         $     3,917
                                    ================    ==============      ===========       ===========         ===========



         Total assets for the Practice Management and Patient Care Centers were $138,258 and $58,345 as of September 30, 1999 and December 31, 1998,
respectively.

NOTE C -- INVENTORY

         Inventories at September 30, 1999 and December 31, 1998 were comprised of the following:

                                          September 30, 1999                  December 31, 1998
                                          ------------------                  -----------------
                                             (unaudited)
         Raw materials                         $29,376                           $  7,196
         Work-in-process                        11,790                              2,094
         Finished goods                         14,398                              7,644
                                              --------                          ---------
                                               $55,564                           $ 16,934
                                              ========                          =========

NOTE D - ACQUISITIONS

         During the first six months of 1999, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $7,545, comprised of $6,145 in cash, $900 in promissory notes and 23,002 shares of common stock of the company valued at $500.

         On July 1, 1999, the Company acquired all of the outstanding stock of NovaCare Orthotics and Prosthetics, Inc. ("NovaCare O&P") from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445,000, which consisted of the assumption of liabilities and other obligations of $38,400 and the balance in cash. Of the cash portion, $15,000 was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. If, as of July 1, 1999, the adjusted working capital of NovaCare O&P is less than approximately $94,000, the cash portion of the purchase price will be reduced by the amount of such deficiency. If, however, the adjusted working capital exceeds approximately $94,000, the cash portion will be increased by the amount of the excess. For purposes of this calculation, adjusted working capital will be comprised of cash in an amount of at least $2,000, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses to third-parties (excluding all inter-company obligations, accrued but unpaid taxes and the current portion of the promissory notes owed to sellers of businesses acquired by NovaCare O&P).

         Hanger required approximately $430,200 in cash to close the acquisition, to pay approximately $20,000 of related fees and expenses, including debt issue costs of approximately $14,000, and to refinance existing debt of approximately $2,500. The funds were raised by Hanger through (i) borrowing approximately $230,000 of revolving credit and term loans under a new bank facility; (ii) selling $150,000 principal amount of 11.25% Senior Subordinated Notes due 2009; and (iii) selling $60,000 of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100,000 revolving credit facility, of which $30,000 was drawn on in connection with the acquisition of NovaCare O&P, an A term facility and a tranche B term facility. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity. Such Preferred Stock is convertible into shares of the Company's non-voting common stock at a price of $16.50 per share. During the quarter ended September 30, 1999, the Mandatorily Redeemable Preferred Stock Class F, of which no shares had been issued, was retired.

         The acquisition of NovaCare O&P has been accounted for as a business combination in accordance with the purchase method. The results of operations for this acquisition have been included in the Company's results since July 1, 1999. Excess cost over net assets acquired includes goodwill and other intangible assets. Goodwill is amortized using the straight-line method over 40 years. Other intangible assets of $15,000, primarily patents, are amortized over periods of between 8 and 11 years.

         The following represents the non-cash impact of the NovaCare O&P acquisition:

         Fair value of assets acquired, including goodwill             $496,224
         Liabilities assumed                                             82,358
                                                                      ---------
         Cash paid                                                     $413,866
                                                                      =========

         Included in liabilities assumed are restructure provisions which are more fully described in Note E. Additionally, certain contingent liabilities, more fully described in Note H, exist which, when resolved may result in adjustment of the purchase price cost allocation.

         The following table summarizes the unaudited consolidated pro forma information, assuming all acquisitions had occurred at the beginning of each of the following periods:

------------------------------------ ----------------------------------- -----------------------------------
                                             Nine Months Ended                   Nine Months Ended
                                             -----------------                   -----------------
                                             September 30, 1999                  September 30, 1998
                                             ------------------                  ------------------
------------------------------------ ----------------------------------- -----------------------------------

------------------------------------ ----------------------------------- -----------------------------------
Net sales                                                 $366,160                             $367,815
------------------------------------ ----------------------------------- -----------------------------------
Net (loss) income                                         $ (1,150)                            $  2,718
------------------------------------ ----------------------------------- -----------------------------------
Net loss per common
share - diluted (1)                                         $(0.23)                              $(0.03)
------------------------------------ ----------------------------------- -----------------------------------


(1) Excludes potentially dilutive common stock and includes an adjustment to net income for Preferred Stock dividends.

         Adjustments made in arriving at the unaudited consolidated pro forma results include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends, restructure and integration costs and related tax adjustments.

         The unaudited consolidated pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of each period, nor are they indicative of the results of future combined operations or trends.

          Additionally, the Company paid during the nine month period ending September 30, 1999, approximately $4,397 and issued $126 in notes related to seven orthotic and prosthetic companies acquired in years prior to 1999. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $4,523. Additional amounts aggregating approximately $15,905 may be paid in connection with earnout provisions contained in previous acquisition agreements.

NOTE E -INTEGRATION & RESTRUCTURING COSTS

         The Company has made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which is expected to be substantially completed by the end of 1999. Since commencement of the plan of restructuring, the Company had transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. As of September 30, 1999, the Company has recorded approximately $3,422 and $1,566 in accrued expenses and other liabilities, respectively, for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also accrued approximately $1,305 ($796 after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of income.

         The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3,368 and is primarily a cash expense. Total employee terminations are expected to include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated and to be terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. During the third quarter of 1999, approximately 140 employees were terminated including approximately 48 acquired corporate employees and 92 patient care center employees. Lease termination costs, for patient care centers to be closed, are estimated at $3,510, are cash expenses and are expected to be paid through 2003.

         The components of the restructuring accrual are as follows:

                                         Provisions
                                         for existing     Provisions for                      Transfer      Balance   at
                                         Hanger           NovaCare O&P                        against       September 30,
                                         business         business           Payments         assets              1999
                                       ---------------  ----------------- ---------------  -------------  ------------------
Employee severance costs                         $223             $3,145   $       (740)                             $2,628
Writedown of assets                                42                100                    $     (142)                   -
Lease termination and
   other exit costs                             1,040              2,470           (100)                              3,410
                                       ---------------  ----------------- ---------------  -------------  ------------------
                                               $1,305             $5,715   $       (840)    $     (142)    $          6,038
                                       ===============  ================= ===============  =============  ==================

         Additionally, in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $2,612 including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs are expensed as incurred and were recorded against operations. Additional costs of this nature are expected to be incurred during the fourth quarter of 1999.

NOTE F - NET INCOME PER COMMON SHARE

         The following sets forth the calculation of the basic and diluted income per common share amounts for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998.

                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                            ------------------              -----------------

                                                          1999           1998            1999             1998
                                                          ----           ----            ----             ----
Net income                                                $ 3,449        $ 4,120       $  11,445          $ 9,433
Less preferred stock accretion and
    dividends declared                                     (1,068)            (7)         (1,068)             (21)
                                                          -------        -------         --------         -------
Income available to common stockholders
    used to compute basic per common
    share amounts                                           2,381          4,113          10,377            9,412

Add back interest expense on convertible
    note payable, net of tax                                   12             15              39               30
                                                          -------       --------        --------          -------
Income available to common stockholders
    plus assumed conversions used to com-
    pute diluted per common share amounts                 $ 2,393        $ 4,128        $ 10,416          $ 9,442
                                                          =======        =======        ========          =======
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                                 18,862,071     17,291,768      18,836,485       16,197,010
Effect of convertible note payable                         92,572        115,717          92,572           77,992
Effect of dilutive options                                459,960        804,799         621,532          810,864
Effect of dilutive warrants                               481,250        826,880         538,244          792,354
                                                       ----------    -----------    ------------     ------------
Shares used to compute dilutive per
  common share amounts                                 19,895,853     19,039,164      20,088,833       17,878,220
                                                       ==========    ===========    ============     ============
Basic income per common share                          $      .13    $       .24    $        .55     $        .58
Diluted income per common share                        $      .12    $       .22    $        .52     $        .53

         Options to purchase 1,463,750 and 1,348 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted income per share for the three months ended September 30, 1999 and 1998 because the options' prices were greater than the average market price of the common shares.

         Options to purchase 450,000 and 28,179 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted income per common share for the nine months ended September 30, 1999 and 1998 because the options' exercise prices were greater than the average market price of the common shares.

         Common shares of 3,636,364 and 1,212,121 into which shares of 7% Redeemable Preferred Stock are convertible were not included in the computation of diluted income per common share for the three months and the nine months ended September 30, 1999, respectively, as the effect is considered anti-dilutive.


NOTE G - LONG TERM DEBT

         On June 16, 1999, the Company issued, in a private offering, $150,000 of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999.

         In connection with the acquisition of NovaCare O&P, the Company replaced its bank credit facility existing at June 30, 1999 with a new facility. The new bank credit facility consists of a

$100,000 revolving credit facility, a $100,000 tranche A term facility and a $100,000 tranche B term facility. The revolving credit facility and the tranche A term facility will mature six years after the closing of the NovaCare O&P acquisition and carry an interest rate of adjusted LIBOR plus 2.5% or ABR plus 1.5%. The tranche B term facility will mature seven years and six months after the closing of the NovaCare O&P acquisition and carries an interest rate of adjusted LIBOR plus 3.5% or ABR plus 2.5%. The bank credit facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends and contains certain affirmative and negative covenants customary in an agreement of this nature.

         The Company's total long term debt at September 30, 1999, including a current portion of approximately $22,901, was approximately $428,361. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $30,000 for the revolver; (iii) $100,000 for tranche A; (iv) $100,000 for tranche B; and
(v) a total of $48,361 of other indebtedness.

NOTE H - COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including claims related to alleged contingent additional payments under business purchase agreements. Many of these legal proceedings and claims existed in the NovaCare O&P business prior to the Company's acquisition of NovaCare O&P. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               (Dollars In Thousands, Except Shares and Per Share Amounts)

Results of Operations

         The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:

                                                     Nine Months                Three Months
                                                     Ended September 30,        Ended September 30,
                                                     -------------------        -------------------
                                                       1999     1998              1999       1998
                                                       ----     ----              ----       ----
Net sales                                             100.0%   100.0%            100.0%     100.0%
Cost of products and services sold                     48.6     50.2              47.7       49.2
Gross profit                                           51.4     49.8              52.3       50.8
Selling, general & administrative
    expenses                                           32.0     33.8              31.0       32.6
Depreciation and amortization                           1.8      1.7               1.8        1.8
Amortization of excess cost over net
    assets acquired                                     1.9      1.3               2.4        1.3
Integration and restructuring costs                     1.7       --               3.1         --
Income from operations                                 13.9     12.9              14.0       15.1
Interest expense                                        5.0      1.2               8.4        0.8
Provision for income taxes                              3.9      4.8               2.9        5.9
Net income                                              5.0      6.9               2.8        8.4


Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

    Net Sales

         Net sales for the quarter ended September 30, 1999, were approximately $124,900, an increase of approximately $76,100, or 156%, over net sales of approximately $48,800 for the quarter ended September 30, 1998. Contributing to the increase were (i) the acquisition of NovaCare O&P on July 1, 1999 and (ii) a 4.2% increase in sales by patient care centers operating during both quarters ("same store sales").

    Gross Profit

         Gross profit in the quarter ended September 30, 1999 was approximately $65,300, an increase of approximately $40,500, or 163%, over gross profit of approximately $24,800 for the quarter ended September 30, 1998. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 52.3% in the third quarter of 1999 from 50.8% in the third quarter of 1998. The increase in the gross profit margin is primarily a result of the NovaCare O&P acquisition which was entirely patient care services. Patient care services historically have experienced higher gross profit margins than distribution and manufacturing operations.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the quarter ended September 30, 1999 increased by approximately $22,800, or 143%, compared to the quarter ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 31.0% in the third quarter of 1999 compared to 32.6% for same period in 1998. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of
(i) the acquisition of NovaCare O&P, which has lower selling, general and administrative margins than the Company on a consolidated basis and (ii) the elimination of duplicative overhead and corporate field personnel.

     Integration and Restructuring Costs

         During the quarter ended September 30, 1999, the Company recognized approximately $3,900 of one-time integration and restructuring costs in connection with its acquisition on July 1, 1999 of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

    Income from Operations

         Principally as a result of the above, income from operations in the quarter ended September 30, 1999 was approximately $17,500, an increase of $10,100, or 137%, over the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 14.0% in the second quarter of 1999 from 15.1% for the prior year's comparable period.

    Interest Expense

         Net interest expense in the third quarter of 1999 was approximately $10,500, an increase of approximately $10,100 over the approximately $390 incurred in the third quarter of 1998. Interest expense as a percentage of net sales increased to 8.4% from 0.8% for the same period a year ago. The increase in interest expense was primarily attributable to $230,000 borrowed under a bank credit facility and $150,000 in senior subordinated notes issued to acquire NovaCare O&P.

    Income Taxes

         The Company's effective tax rate was 51% in the third quarter of 1999 versus 41% in 1998. The increase in the effective tax rate in 1999 is principally a result of the effect of non-deductible goodwill amortization. The provision for income taxes in the third quarter of 1999 was approximately $3,600 compared to approximately $2,900 for the third quarter of 1998.

    Net Income

         As a result of the above, the Company recorded net income of $3,400, or $.12 per dilutive common share, in the quarter ended September 30, 1999, compared to net income of $4,100, or $.22 per dilutive common share, in the quarter ended September 30, 1998. Net income for the quarter ended September 30,1999, excluding the integration and restructuring costs, would have been $5,800, or $.24 per dilutive common share.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

    Net Sales

         Net sales for the nine months ended September 30, 1999 were approximately $230,500, an increase of approximately $94,100, or 69%, over net sales of approximately $136,400 for the nine months ended September 30, 1998. Contributing to the increase were (i) the acquisition of NovaCare O&P on July 1, 1999 and (ii) a 4.6% increase in sales by patient care centers operating during both periods ("same store sales").

    Gross Profit

         Gross profit for the nine months ended September 30, 1999 was approximately $118,500, an increase of approximately $50,600, or 75%, over gross profit of approximately $67,900 for the nine months ended September 30, 1998. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 51.4% in the first nine months of 1999 from 49.8% in the first nine months of 1998. The increase in the gross profit margin is primarily a result of the NovaCare O&P acquisition which was entirely patient care services. Patient care services historically have experienced higher gross profit margins than distribution and manufacturing operations.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the nine months ended September 30, 1999 increased by approximately $27,700, or 60%, compared to the nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 32.0% from 33.8% for the same period in 1998. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of (i) the acquisition of NovaCare O&P, which has lower selling, general and administrative margins than the Company on a consolidated basis and (ii) the elimination of duplicative overhead and corporate field personnel.

     Integration and Restructuring Costs

         As stated above, the Company recognized approximately $3,900 of one-time integration and restructuring costs during the quarter ended September 30, 1999 in connection with the Company's acquisition on July 1, 1999 of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

    Income from Operations

         Principally as a result of the above, income from operations in the nine months ended September 30, 1999 was approximately $32,100, an increase of approximately $14,400, or 82%, over the prior year's comparable period. Income from operations as a percentage of net sales increased to 13.9% in the nine months ended September 30, 1999 from 12.9% in the nine months ended September 30, 1998.

    Interest Expense

         Net interest expense for the first nine months of 1999 was approximately $11,600, an increase of approximately $9,900 over approximately $1,700 incurred in the first nine months of 1998. Interest expense as a percentage of net sales increased to 5.0% from 1.2% for the same period one year ago. The increase in interest expense was primarily attributable to $230,000 borrowed under a bank credit facility and $150,000 in senior subordinated notes issued to acquire NovaCare O&P.

    Income Taxes

         The Company's effective tax rate was 44% in the first nine months of 1999 versus 41% in 1998. The increase in the effective tax rate in 1999 is principally a result of the effect of non-deductible goodwill amortization. The provision for income taxes for the nine months ended September 30, 1999 was approximately $8,900 compared to approximately $6,600 for the nine months ended September 30, 1998.

    Net Income

         As a result of the above, the Company recorded net income of approximately $11,400, or $.52 per dilutive common share, in the first nine months of 1999, compared to net income of approximately $9,400, or $.53 per dilutive common share, in the first nine months of 1998. Net income for the nine months ended September 30, 1999, excluding the integration and restructuring costs, would have been $13,800, or $.63 per dilutive common share.

    Liquidity and Capital Resources

         The Company's consolidated working capital at September 30, 1999 was approximately $108,468 and cash and cash equivalents available were approximately $9,072. The Company's cash resources were satisfactory to meet its obligations for the quarter ended September 30, 1999.

         On July 1, 1999, the Company entered into a new credit facility with The Chase Manhattan Bank, Bankers Trust Company and Paribas, which consists of a $100,000 Revolving Credit Facility, a $100,000 Tranche A Term Facility and a $100,000 Tranche B Term Facility. The Tranche A Term Facility and the Revolving Credit Facility mature in six years and carry an interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%. The Tranche B Term Facility matures in seven years and six months and carries an interest rate of adjusted LIBOR plus 3.5% or ABR plus 2.5%. The Revolving Credit Facility is available to Hanger to use in connection with future acquisitions and for working capital and general corporate purposes.

         The Company's total long term debt at September 30, 1999, including a current portion of approximately $22,901, was approximately $428,361. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $30,000 for the revolver; (iii) $100,000 for tranche A; (iv) $100,000 for tranche B; and
(v) a total of $48,361 of other indebtedness.

          The Credit Facility with the Banks is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

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

         On July 1, 1999, the Company acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445,000, which consisted of the assumption of liabilities and other obligations of $38,400 and the balance in cash. Of the cash portion, $15,000 was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. If, as of July 1, 1999, the adjusted working capital of NovaCare O&P is less than approximately $94,000, the cash portion of the purchase price will be reduced by the amount of such deficiency. If, however, the adjusted working capital exceeds approximately $94,000, the cash portion will be increased by the amount of the excess. For purposes of this calculation, adjusted working capital will be comprised of cash in an amount of at least $2,000, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses to third -parties (excluding all inter-company obligations, accrued but unpaid taxes and the current portion of the promissory notes owed to sellers of businesses acquired by NovaCare O&P).

         Hanger required approximately $430,200 in cash to close the acquisition, to pay approximately $20,000 of related fees and expenses, including debt issue costs of approximately $14,000, and to refinance existing debt of approximately $2,500. The funds were raised by Hanger through (i) borrowing approximately $230,000 of revolving credit and term loans under a new bank facility; (ii) selling $150,000 principal amount of 11.25% Senior Subordinated Notes due 2009; and (iii) selling $60,000 of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100,000 revolving credit facility, of which $30,000 was drawn on in connection with the acquisition of NovaCare O&P, an A term facility and a tranche B term facility. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity. Such Preferred Stock is convertible into shares of the Company's non-voting common stock at a price of $16.50 per share. During the quarter ended September 30, 1999, the Mandatorily Redeemable Preferred Stock Class F, of which no shares had been issued, was retired.

         As stated above, the Company sold $60,000 of 7% Redeemable Preferred Stock on July 1, 1999 in connection with its acquisition of NovaCare O&P. The 60,000 outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of the Company's non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, it must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment.

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

    Integration and Restructuring Costs

         The Company has made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which is expected to be substantially completed by the end of 1999. Since commencement of the plan of restructuring, the Company has transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. As of September 30, 1999, the Company has recorded approximately $3,422 and $1,566 in accrued expenses and other liabilities, respectively, for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also accrued approximately $1,305 ($796 after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of income.

         The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3,368 and is primarily a cash expense. Total employee terminations are expected to include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated and to be terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. During the third quarter of 1999, approximately 140 employees were terminated including approximately 48 acquired corporate employees and 92 patient care center employees. Lease termination costs for patient care centers to be closed, are estimated at $3,510, are cash expenses and are expected to be paid through 2003.

         The Company estimates that the plan of restructuring Hanger and NovaCare O&P operations, when complete, will generate annual cost savings of approximately $13,000 ($8,000 after-tax) on a full year basis, excluding anticipated reductions in material purchase costs. The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, government legislation, the timing of implementation of the restructuring and related employee reductions and patient care center closings and other matters, many of which are outside of the Company's control. The Company's estimate of cost savings is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth and is subject to the considerations described under "Forward Looking Statements". Shareholders are cautioned not to place undue reliance on the estimate and assumptions and should appreciate that such information may not necessarily be updated to reflect circumstances existing after the date hereof or to reflect the occurrence of unanticipated events.

         Additionally, in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $2,612 including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs are expensed as incurred and were recorded against operations. Additional costs of this nature are expected to be incurred during the fourth quarter of 1999.

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

         The Company is currently upgrading its patient-care, manufacturing and headquarters information systems. Included in the upgrading is a program to ensure that all significant computer systems are substantially Year 2000 compliant by December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems and non-information technology systems that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in-house" developed or proprietary IT Systems. It uses commercially developed software, the majority of which is constantly upgraded through existing maintenance contracts.

Parts (1) and (2) of the Year 2000 program are currently underway. Part (1), identification, was completed during the first quarter of 1999. Review of accounting and financial reporting systems is nearly finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues, primarily under maintenance contracts with software vendors. While most of the major systems are Year 2000 compliant, the software vendors targeted September 1999 as a completion date. Part (3), testing, started in the first quarter of 1999 and is expected to be substantially finished at the end of the fourth quarter and to continue, as needed, into the new millennium.

         The Company has been contacting key suppliers and business partners about the Year 2000 program, primarily for hardware. The projected total costs for the upgrading of information systems, including the Year 2000 program, are estimated to range from $2,250 to $2,750.

         The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until it is into the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot finalize contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

         The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its senior financing facilities. At September 30, 1999, the Company had an outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of up to $26,950. The agreement effectively minimizes the Company's base interest rate exposure between a floor of 5.32% and a cap of 7%. The interest rate swap agreement matures on September 30, 1999. The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate swap agreement. All other debt accrues interest at a fixed rate.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         (c) Unregistered Issuance of Equity Securities. On July 1, 1999, the Company issued a total of 60,000 shares of 7% Redeemable Preferred Stock, par value $0.01 per share (the "Redeemable Preferred Stock"), for $1,000 per share, for a total purchase price of $60 million. Of that amount, 50,000 shares were sold for $50 million to Chase Equity Associates, L.P., an affiliate of The Chase Manhattan Bank, and 10,000 shares were sold for $10 million to Paribas North America, an affiliate of Banque Paribas. The Redeemable Preferred Stock was issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided under Section 4(2) thereof. At the Company's Annual Meeting of Stockholders on September 16, 1999, stockholders approved a proposal making the Redeemable Preferred Stock convertible into shares of the Company's non-voting Common Stock. The Redeemable Preferred Stock is convertible, at the holder's option, into shares of non-voting Common Stock (which under certain circumstances may be subsequently converted into voting Common Stock) at a conversion price of $16.50 per share, subject to adjustment. The Company is entitled to require that the shares of Redeemable Preferred Stock be converted into non-voting Common Stock on or after July 2, 2002 (i.e., following the third anniversary of the issuance of the Redeemable Preferred Stock) if the average closing price of the Common Stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The non-voting Common Stock is convertible at the option of the holders into shares of voting Common Stock in the event of a transfer by such holders and under certain other circumstances. The Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 (i.e., the 11th anniversary of the issuance of such stock) at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, it must offer to redeem all of the outstanding shares of Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on September 16, 1999. A total of 18,987,317 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting.

         The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Mitchell J. Blutt, M.D. (16,887,962 shares for and 133,985 shares withheld), Edmond E. Charrette, M.D. (16,889,592 shares for and 132,355 shares withheld), Thomas P. Cooper, M.D. (16,872,392 shares for and 149,555 shares withheld), Robert J. Glaser, M.D. (16,887,360 shares for and 134,587 shares withheld), C. Raymond Larkin, Jr. (16,887,582 shares for and 134,365 shares withheld), Risa J. Lavizzo-Mourey, M.D. (16,889,892 shares for and 132,055 shares withheld), Brig. Gen. William L. McCulloch (16,888,680 shares for and 133,267 shares withheld), Ivan R. Sabel (16,889,609 shares for and 132,338 shares withheld) and H.E. Thranhardt (16,885,159 shares for and 136,788 shares withheld).

         The second proposal was a proposed amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's voting Common Stock from 25 million to 60 million shares and creating a new authorized class of 10 million shares of non-voting Common Stock. The proposal was approved by more than the required majority of the shares of Common Stock outstanding. The proposal was approved by a vote of 12,541,255 shares for (representing 66.1% of the outstanding shares), 1,508,363 shares against with 68,462 shares abstaining. A copy of the Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 16, 1999, is filed as an exhibit to this Form 10-Q.

         The third proposal was a proposed amendment to the Company's 1991 Stock Option Plan increasing the total number of shares of Common Stock authorized for issuance under the Plan from 3,000,000 shares to 8,000,000 shares. The proposal was approved by more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 7,418,610 shares for (representing 52.6% of the shares voting), 6,635,236 shares against, with 64,034 shares abstaining.

         The fourth proposal was the proposal making the Company's 7% Redeemable Preferred Stock convertible into shares of the Company's non-voting Common Stock. The proposal was approved by more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 13,474,142 shares for (representing 95.4% of the shares voting at the meeting), 605,128 shares against, with 38,910 shares abstaining.

         The fifth proposal was the proposed ratification of the selection of PricewaterhouseCoopers LLP as the independent accountants for the Company for the current fiscal year. The proposal was approved by more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 16,973,468 shares for (representing 99.7% of the shares voting), 19,417 shares against, with 26,691 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a)      Exhibits.  The following exhibits are filed herewith:

                  Exhibit No.       Document

                           3                Certificate of Amendment to
                                            Certificate of Incorporation of the
                                            Registrant, as filed with the
                                            Secretary of State of Delaware on
                                            September 16, 1999.

                           27               Financial Data Schedule.

         (b) Forms 8-K. The Company filed a Current Report on Form 8-K on July 15, 1999 reporting the Company's acquisition on July 1, 1999 of NovaCare Orthotics & Prosthetics, Inc. The Company also filed a Current Report on Form 8-K on October 22, 1999, containing financial statements of NovaCare O&P at June 30, 1999 and for the fiscal year then ended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HANGER ORTHOPEDIC GROUP, INC.

Date:    November 12, 1999          IVAN R. SABEL
                                    -----------------------------------------
                                    Ivan R. Sabel
                                    Chairman of the Board, President and
                                    Chief Executive Officer

Date:    November 12, 1999          RICHARD A. STEIN
                                    -----------------------------------------
                                    Richard A. Stein
                                    Executive Vice President - Finance,
                                    Principal Financial and
                                    Accounting Officer


#74231