Form 10-K
period 1999-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2000-03-30
CIK 722723

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to              .
                               -----------     ------------

                         Commission File Number 1-10670


                         HANGER ORTHOPEDIC GROUP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

         Delaware                                    84-0904275
-----------------------------------          ---------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

         Two Bethesda Metro Center (Suite 1200), Bethesda, MD           20814
------------------------------------------------------------------------------

---------
(Address of principal executive offices)             (Zip Code)

Registrant's phone number, including area code:           (301) 986-0701
                                               -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Securities registered pursuant to section 12(g) of the Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes   X      No
                                               -------      --------

         The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of March 27, 2000 by non-affiliates of the registrant was $106,638,587 based on the $6.0625 closing sale price of the Common Stock on the New York Stock Exchange on such date.

         As of March 27, 2000, the registrant had 18,910,002 shares of its Common Stock issued and outstanding.

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

ITEM 1.  BUSINESS.

OVERVIEW

         We develop, acquire and operate orthotic and prosthetic patient-care centers. Our O&P centers are staffed by orthotists and prosthetists, who design, fabricate, fit and supervise the use of external musculoskeletal support devices and artificial limbs. As the country's only vertically integrated O&P company, we also manufacture custom-made and prefabricated O&P devices and are the country's largest distributor of O&P components and finished O&P patient-care products.

         Our products primarily are technologically advanced, custom devices designed for adding functionality to patients' lives. We serve a clearly identified patient need and provide tangible benefits to patients. Our industry is characterized by stable, recurring revenues resulting from the need for regular, periodic replacement or modification of O&P devices.

         On July 1, 1999, we acquired NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P"). As a result of that acquisition, we are the leading provider of O&P patient-care services in the United States. NovaCare O&P was an active acquirer of O&P businesses, having acquired over 90 O&P businesses from 1992 until we acquired it on July 1, 1999. At December 31, 1999, we had 617 patient-care centers and approximately 962 practitioners in 41 states and the District of Columbia.

         In November 1996, we acquired J.E. Hanger, Inc. of Georgia, an O&P provider with 96 patient-care centers in 15 states and the largest O&P product distribution business in the United States at that time. We successfully integrated those operations, essentially doubling our number of patient-care centers and certified practitioners and significantly expanding our distribution capabilities.

         Our acquisition of NovaCare O&P again more than doubled our number of patient-care centers and certified O&P practitioners. The acquisition provided national scope to our operations, expanding coverage into 11 additional states, including Illinois, Missouri, Oklahoma and Iowa, and increasing our presence in key existing markets, including California, New York, Arizona, Florida, Texas and Pennsylvania.

COMPETITIVE STRENGTHS

         We believe that the following competitive strengths will enable us to continue to increase revenues, EBITDA and market share by (i) providing "one-stop shopping" to large, national payor organizations and other customers,
(ii) maximizing operating efficiencies and economies of scale, and (iii) maintaining a superior platform for strategic acquisitions:

         LEADING MARKET POSITION IN A FRAGMENTED INDUSTRY. We are the nation's largest provider of O&P services, with approximately 20% market share, 962 O&P practitioners and 617 O&P patient-care centers in 41 states and the District of Columbia.

         VERTICALLY INTEGRATED PROVIDER. We are the only vertically integrated provider of O&P services in the United States. Along with our patient-care services operations, we also manufacture custom-made and prefabricated O&P devices. Additionally, we are the nation's largest distributor of O&P components and finished O&P patient-care products, which allows us to reduce the materials costs of our patient-care centers and offer prompt delivery of components and products.

         BALANCED BUSINESS MIX. Our business is fairly evenly distributed in terms of both service mix and payor mix. For the year ended December 31, 1999, our consolidated orthotics, prosthetics, manufacturing and distribution revenues made up approximately 37.4%, 51.2%, 3.0% and 8.4%, respectively, of consolidated net sales. For the same period, our combined payor mix was approximately 59.0% private pay, 41.0% Medicare, Medicaid and U.S. Veterans Administration.

         INNOVATIVE PRODUCTS AND STRONG BRAND EQUITY. We have earned a strong reputation within the O&P industry for the development and use of innovative technology. For example, our patented Charleston Bending Brace, Seattle Foot, Ortho-Mold, Lenox Hill Knee Brace and prosthetic Sabolich Socket have increased patient comfort and capability, and can significantly shorten the rehabilitation process. The quality of our products and the success of our technological advances have generated broad media coverage, enhancing our brand equity among payors, patients and referring physicians.

         ABILITY TO SUCCESSFULLY INTEGRATE ACQUISITIONS. Prior to our acquisition of NovaCare O&P, we had acquired and integrated over 75 O&P businesses since 1986, and NovaCare O&P had acquired and integrated over 90 O&P businesses since 1992. We have demonstrated an ability to improve the operating performance of integrated businesses, resulting in significantly increased "same-store" net sales and operating margins.

         EXPERIENCED AND COMMITTED MANAGEMENT TEAM. We have a senior management team with extensive experience in the O&P business. Ivan R. Sabel, our Chairman of the Board, President and Chief Executive Officer, is a certified orthotist and prosthetist, has worked in the O&P industry for 32 years, including 20 years as a practitioner. He has led our senior management team since 1995 and has been a member of that team since 1986. We will continue to provide senior management and O&P practitioners of Hanger Orthopedic Group with performance-based bonuses, stock options and opportunities for corporate advancement that will give them a significant financial interest in our performance.

BUSINESS STRATEGY

         Our objective is to build on our position as a full-service, nationwide O&P company focused on the operation of O&P patient-care centers and the manufacture and distribution of O&P products. The key elements of our strategy for achieving this objective are to:

         IMPLEMENT ACQUISITION-RELATED SYNERGIES. We believe we can reduce costs and increase net sales by implementing acquisition-related synergies. We expect that our operating margins will improve due to anticipated reductions in administrative and personnel costs and also expect to reduce materials costs at NovaCare O&P's patient-care centers due to increased purchases from Hanger Orthopedic Group. We will attempt to increase "same-store" net sales by cross-selling Hanger Orthopedic Group and NovaCare O&P products at our patient-care centers and using our expanded geographic coverage to exploit national contracting opportunities. Our operating results and financial condition should also benefit from enhanced capital availability and other efficiencies resulting from our increased size.

         INCREASE NUMBER OF O&P MANAGED CARE CONTRACTS. We intend to continue to pursue O&P managed care contracts to increase market share and "same-store" net sales growth. A national network of O&P patient-care centers will enable us to negotiate for contracts with any local, regional or national third-party payor seeking a single-source O&P provider.

         EXPAND OUR O&P MANUFACTURING AND DISTRIBUTION OPERATIONS. Expansion of our patient-care division, including as a result of the acquisition of NovaCare O&P, will increase captive demand for our manufacturing and distribution business. As the volume of our distribution increases, it will allow us to achieve volume discounts in the cost of our distributed products. Our manufacturing division should also benefit from increased net sales at the distribution division by providing proprietary products to meet the increased demand. Our manufacturing efforts will focus on the acquisition and/or development of proprietary, patented products, such as our Lenox Hill knee brace, Charleston Bending Brace, Seattle Foot, Ortho-Mold braces and prosthetic Sabolich Socket.

         ACQUIRE AND INTEGRATE O&P PRACTICES IN TARGETED GEOGRAPHICAL AREAS ACROSS THE UNITED STATES. Our expansion program is focused on building on our position as a national O&P patient-care network. When identifying patient-care centers for acquisition, we seek to fill gaps strategically in our existing geographic coverage. Typically, acquired practitioners sign multi-year non-compete agreements, receive approximately 50% of acquisition consideration in multi-year seller notes and can earn performance-based stock options and bonuses.

         DEVELOP NEW O&P PATIENT-CARE CENTERS IN EXISTING MARKETS. In addition to acquiring patient-care centers, we intend to open new patient-care centers in existing markets. We plan to pursue this strategy by opening satellite centers in areas where a strong demand for O&P services has been identified. In opening satellite patient-care centers, we minimize up-front investment by utilizing professionals from a nearby existing center on a part-time basis to test the viability of a full-time practice.

         EXPAND AND IMPROVE OPERATIONS AT EXISTING AND ACQUIRED PATIENT-CARE CENTERS. As we continue to add patient-care centers, we will be able to improve margins by spreading administrative fixed costs and capital expenditures for state-of-the-art equipment such as CAD/CAM systems. We can also enhance sales by using brand-based marketing programs that are generally not available to practitioners in smaller, independent practices.

PATIENT-CARE CENTERS AND FACILITIES

         As of December 31, 1999, we operated a total of 617 patient-care centers, six distribution facilities and two manufacturing facilities, substantially all of which are leased, as detailed in the following table:

Jurisdiction                                  Patent-Care Centers      Distribution Facilities      Manufacturing Facilities
------------                                  -------------------      -----------------------      ------------------------
Alabama..................................             13                         -                            -
Arizona..................................             18                         -                            -
Arkansas.................................              4                         -                            -
California...............................             65                         1                            -
Colorado.................................              9                         -                            -
Connecticut..............................             15                         -                            -
Delaware.................................              1                         -                            -
District of Columbia.....................              2                         -                            -
Florida..................................             40                         1                            1
Georgia..................................             24                         1                            -
Illinois.................................             26                         1                            -
Indiana..................................             12                         -                            -
Iowa.....................................             11                         -                            -
Kansas...................................             13                         -                            -
Kentucky.................................             10                         -                            -
Louisiana................................              9                         -                            -
Maryland.................................              8                         1                            -
Massachusetts............................              8                         -                            -
Michigan.................................              8                         -                            -
Minnesota................................             11                         -                            -
Mississippi..............................              9                         -                            -
Missouri.................................             17                         -                            -
Montana..................................              4                         -                            -
Nebraska.................................             11                         -                            -
Nevada...................................              5                         -                            -
New Hampshire............................              4                         -                            -
New Jersey...............................             12                         -                            -
New Mexico...............................             13                         -                            -
New York.................................             32                         -                            -
North Carolina...........................             13                         -                            -
Ohio.....................................             27                         -                            -
Oklahoma.................................             15                         -                            -
Oregon...................................             17                         -                            -
Pennsylvania.............................             38                         -                            -
South Carolina...........................             12                         -                            -
South Dakota.............................              2                         -                            -
Tennessee................................             18                         -                            -
Texas....................................             25                         1                            -
Virginia.................................             12                         -                            -
West Virginia............................              9                         -                            -
Washington...............................              8                         -                            1
Wisconsin................................              5                         -                            -
Wyoming..................................              2                         -                            -
                                                      --

     Total...............................             617                        6                            2
                                                      ===                        =                            =

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

         Care of O&P patients is part of a continuum of rehabilitation services from diagnosis to treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined, the physician, generally an orthopedic surgeon, vascular surgeon or physiatrist, refers a patient to an O&P patient-care service provider for treatment. An O&P practitioner then consults with both the referring physician and the patient to formulate the prescription for and design of, an orthotic or prosthetic device to meet the patient's needs.

         We estimate that the patient-care O&P industry in the United States represented approximately $1.9 billion in sales in 1997. Key trends expected to increase demand for orthopedic rehabilitation services include the following:

            GROWING ELDERLY POPULATION. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility and improved technology and devices, the elderly are expected to seek orthopedic rehabilitation services more often.

            COST-EFFECTIVE REDUCTION IN HOSPITALIZATION. As public and private payors encourage reduced hospital admissions and reduced length of stay, out-patient rehabilitation is in greater demand. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. We believe that significant cost savings can be achieved through the early use of O&P services. The provision of O&P services in many cases reduces the need for more expensive treatments, thus representing a cost savings to the third-party payor.

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

            ADVANCING TECHNOLOGY. The range and effectiveness of treatment options have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled the industry to produce new O&P products, which provide greater comfort, protection and patient acceptability. Therefore, treatment can be more effective and of shorter duration, contributing to greater mobility and a more active lifestyle for the patient. As a result of advancing technology, orthotic devices have become more prevalent and visible in many sports, including skiing, running and tennis.

            NEED FOR REPLACEMENT AND CONTINUING CARE. Because the useful life of most custom fitted and fabricated O&P devices is approximately three to five years, such devices need retrofitting and replacement. There is also an attendant need for continuing patient-care services, which contributes to the increasing demand for orthopedic rehabilitation.

INDUSTRY CONSOLIDATION

         The O&P patient-care services market is highly fragmented and relatively under-penetrated by multi-site operators. There are an estimated 3,300 certified prosthetists and/or orthotists and approximately 2,850 O&P patient-care centers in the United States. We estimate that we account for approximately 20% of total estimated O&P patient-care net sales. We do not believe that any other competitor has a market share of more than 5% of total estimated O&P patient-care net sales. We believe that the O&P industry will continue to consolidate as a result of a variety of factors, including: (i) increased pressures from growth in managed care; (ii) demonstrated benefits from economies of scale; and (iii) desire by independent orthotists and prosthetists to focus more on patient care and less on administration.

         INCREASED MANAGED CARE PENETRATION. The expanding geographical reach of the large managed care organizations makes it increasingly important for them to contract for their patient-care needs with counterparts who have large, national operations. Managed care companies therefore prefer to contract with a single provider for all their O&P patient-care services. As a result, small independent O&P practices feel pressure to consolidate in order to access managed care referrals.

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

         FINANCIAL LIQUIDITY FOR O&P PRACTICES. The security of a large O&P network is extremely appealing to small providers who desire to reduce the financial and personal liabilities of their businesses. Through consolidation, individual providers are able to realize some financial liquidity while enabling them to continue to provide patient-care services as employees of a national O&P services provider.

PATIENT-CARE CENTER ADMINISTRATION

         We provide all senior management, accounting, accounts payable, payroll, sales and marketing, human resources and management information systems services for our patient-care centers. By providing these services on a centralized basis, we are able to provide such services to our patient-care centers and practitioners more efficiently and cost-effectively than if such services had to be generated at each center. The centralization of these services also permits our certified practitioners to allocate a greater portion of their time to patient-care activities by reducing the administrative responsibilities of operating the patient-care centers. Billing and collections are handled on a decentralized basis, which we believe enhances collectibility.

         We also develop and implement programs designed to enhance the efficiency of our clinical practices. Such programs include: (i) sales and marketing initiatives to attract new-patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional-education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the regional centralization of fabrication and purchasing activities, which provides overnight access to component parts and products at prices that are typically 25% lower than traditional procurement methods; and (v) access to expensive, state-of-the-art equipment that is financially more difficult for smaller, independent facilities to obtain.

         We believe that the application of sales and marketing techniques is a key element of our operational strategy. Due primarily to the fragmented nature of the industry, the success of an O&P patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the community. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically have not used marketing techniques.

PATIENT-CARE SERVICES

         At December 31, 1999, we provided O&P patient-care services through 617 O&P patient-care centers and approximately 962 patient-care practitioners in 41 states and the District of Columbia. The majority of our practitioners are certified practitioners or candidates for formal certification by the O&P industry certifying boards. Each of our patient-care centers is closely supervised by one or more certified practitioners. The balance of our patient-care practitioners are highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

         A patient in need of O&P patient-care services is referred to one of our patient-care centers upon a determination by the attending physician of a course of treatment. One of our practitioners then consults with both the referring physician and the patient to formulate the prescription for, and design of, an orthotic or prosthetic device to meet the patient's needs.

         The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices fit by our practitioners are custom designed and fabricated by skilled practitioners who can balance fit, support and comfort. Of the orthotic devices provided by us, a majority are custom designed, fabricated and fit and the balance is prefabricated but custom fit.

         Custom devices are fabricated by our skilled technicians using the castings, measurements and designs made by the practitioner. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. A program of scheduled follow-up and maintenance visits is used to provide post-fitting treatment, including adjustments or replacements as the patient's physical condition and lifestyle change.

         A substantial portion of our O&P services involves treatment of a patient in a non-hospital setting, such as one of our patient-care centers, a physician's office, an out-patient clinic or other facility. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site health care facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prostheses.

         We also operate in-patient O&P patient-care centers at The Rusk Institute of Rehabilitation Medicine at the New York University Medical Center in New York, New York, the Harmarville Rehabilitation Center in Pittsburgh, Pennsylvania and the Newington Children's Hospital in Newington, Connecticut.

OPNET

         In 1995, we formed OPNET, a proprietary national preferred provider O&P referral network serving managed care organizations, including HMOs and PPOs. Through this network, managed care organizations can contract for O&P services with any O&P patient-care center in the OPNET network. As of December 31, 1999, OPNET had a network of 738 patient-care centers (617 of which are owned and operated by us) serving 618 managed care plans. We intend to continue OPNET as a vehicle to achieve complete nationwide O&P patient-care coverage, to increase market share and to increase "same-store" sales growth. A national network will enable OPNET to negotiate for contracts with any local, regional or national third-party payor seeking a single-source O&P provider.

MANUFACTURING AND DISTRIBUTION

         In addition to on-site fabrication of custom O&P devices incidental to the services rendered at its O&P patient-care centers, we manufacture O&P components and finished patient-care products for both the O&P industry and our own patient-care centers. We manufacture components and finished products under various name brands such as Lenox Hill, CASH Brace, Ortho-Mold, Charleston Bending Brace, DOBI-Symplex, Seattle Limb Systems and Sea Fab. The principal products manufactured are prefabricated and custom-made spinal orthoses as well as custom-made and off-the-shelf derotation knee braces. We distribute O&P components and finished patient-care products to the O&P industry and to our own patient-care practices. We inventory over 20,000 items, a majority of which are manufactured by other companies and are distributed by us. During 1998, we acquired Model and Instrument Development Corporation, a manufacturing facility located in Seattle, Washington which operated under the trade name of Seattle Limb Systems and manufactured prosthetic and related equipment.

         The Sabolich Socket is a patented design that presently is only available at our patient-care centers. A socket is the connecting point between a prosthesis and the body of the patient. The Sabolich Socket is a highly contoured flexible socket which has revolutionized both above-knee and below-knee prosthetics. It features anatomically designed channels to accommodate various muscle, bone, tendon, vascular and nerve areas. This unique approach to socket design is generally accepted as superior to previous socket systems.

         Our distribution capability allows our personnel faster access to the products needed to fabricate devices for patients. This is accomplished at competitive prices, as a result of either manufacturing by us or direct purchases by us from other manufacturers. As a result of faster access to products, the length of a patient's treatment in the hospital can be reduced, thereby contributing to health care cost containment.

         Marketing of our manufactured products and distribution services is conducted on a national basis, primarily through approximately 37 sales representatives, catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the health care industry, such as orthopedic surgeons and physical and occupational therapists. In addition, we direct our broad-based marketing to the O&P industry and the home health care industry.

         To provide timely custom fabrication and service to its patients, we employ technical personnel and maintain laboratories at each of its patient-care centers. We use advanced computer-aided design and computer-aided machinery ("CAD/CAM") technology to produce precise and uniform products. We have several large, fully staffed central fabrication facilities to service its patient-care centers. These strategically located facilities enable us to fabricate those O&P products that are more easily produced in larger quantities and in a more cost-effective manner, as well as serving as an auxiliary production center for products normally fabricated at individual patient-care centers.

         We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products which has increased patient comfort and capability, and can significantly shorten the rehabilitation process. The quality of our products and the success of our technological advances have generated broad media coverage, enhancing our brand equity among payors, patients and referring physicians.

         As the only vertically integrated provider of O&P services in the United States, we benefit from our ability to market and deliver O&P products through its patient-care centers. As the patient-care division expands as a result of our acquisition of NovaCare O&P, as well as continued future expansion through the opening of additional satellite offices and additional future acquisitions, it will heighten captive demand for our distribution business. As the nation's largest distributor of O&P components and finished O&P patient-care products, we will receive the profit margin associated with O&P product manufacturing and distribution, reduce the materials cost of our patient-care centers and offer prompt delivery of components and products.

Our manufacturing division should also benefit from increased net sales at the distribution division by providing proprietary products to meet the increased demand. Our manufacturing efforts will focus on the acquisition and/or development of proprietary patented products, such as our Lenox Hill knee brace, Charleston Bending Brace, Seattle Foot, Ortho-Mold braces and prosthetic Sabolich Socket. Furthermore, proprietary patented products, which were previously available only at the patient-care centers of either Hanger Orthopedic Group or NovaCare O&P, will, as a result of our acquisition of NovaCare O&P, be hereafter marketed and sold throughout our national network of patient-care centers.

RESEARCH & DEVELOPMENT

         We will continue to engage actively in O&P product research and development within our current cost parameters. Our manufacturing division currently establishes an annual research and development budget in an amount equal to less than ten percent of the net sales of the manufacturing division for the prior year. This budgeted amount is then divided into two categories, with approximately one-third of such amount being applied to improving existing products manufactured by us and the remaining portion being applied to research and development of new products. Improvements to existing products are made through the use of newer and more advanced materials, as well as through requests by existing purchasers of products who express their willingness to purchase a greater number of such products if requested product improvements are implemented. Thus, improvements to existing products are expected to increase sales of such products, especially to those customers who requested the product improvements.

         Research and development of new products begins with numerous meetings with patient-care practitioners and sales personnel in the O&P industry to identify new product needs. Research and development expenditures for new products are divided between two categories, with a majority of such expenditures applied to new products which have a high probability of successful sales with low technical risk and small development effort to manufacture the product, and with the remaining amount applied to new products which have higher technical risk and a higher risk of failure, but with higher sales potential. Our manufacturing division then reviews the best use of its budgeted funds and technical resources necessary to develop and manufacture all new products in determining which new products will proceed to a product development stage. Budgets are then developed for each new product project and weekly reviews are conducted of the progress, time and cost of each project throughout its development process. The economic viability of each potential new product is tested during the first half of the product development process, and we thereafter continue to pursue the development of those new products that are expected to generate profitable sales.

ACQUISITIONS

         From 1986 to June 1999, Hanger Orthopedic Group acquired over 75 businesses in 31 states and the District of Columbia. From 1992 to June 1999, NovaCare O&P acquired over 90

O&P businesses in 37 states. On July 1, 1999, Hanger Orthopedic Group acquired NovaCare O&P. Subsequent to our acquisition of NovaCare O&P, we acquired one O&P business.

         We continue to be engaged in discussions with several O&P companies relating to our possible acquisition of their patient-care centers. Our investigations of these businesses are in the formative stages and no representations can be made as to whether, when or on what terms such possible acquisitions may be effected.

         We consider both operating and financial factors in evaluating prospective acquisitions. Operating factors include high standards of professionalism and patient care, the presence of certified practitioners at each of its facilities and reputation in the O&P industry. Financial factors include earnings and cash flow history and the projected benefits of applying our operating model to the acquired company's patient-care centers. In evaluating acquisitions in geographic areas where we have an established presence, we target businesses that complement our existing network of patient-care centers. In geographic areas where we have not yet established a presence, we generally focus on acquiring strong regional businesses which have multiple patient-care centers and experienced practitioners.

         Our acquisition strategy also includes the retention and support of the existing management of the acquired company, typically through the use of employment contracts containing non-compete provisions generally for a duration of two years after the date of termination of employment, and non-compete agreements from sellers and key personnel generally for a duration of five years from the date of closing of the acquisition, and incentive programs. In addition, acquisition consideration typically consists of 50% cash and 50% unsecured, subordinated promissory notes. Upon the completion of an acquisition, we will integrate the business of the acquired company by: (i) transferring all administrative and financial management responsibilities to our corporate headquarters; (ii) providing all new personnel with compensation and benefit packages and training by our Human Resources Department; and (iii) providing the management of the acquired company with instruction on our latest marketing and sales techniques. Thereafter, we will provide the management and staff of the newly acquired company with financial incentives to induce greater financial performance, with such financial incentives generally being in the form of bonuses based upon the profitability of the office(s) in which such employees perform services and the grant of performance-based stock options to purchase shares of our common stock.

NEW-CENTER DEVELOPMENT

         In addition to acquired patient-care centers, we develop new satellite patient-care centers in existing markets with underserved demand for O&P services. These satellite centers require less capital to develop than complete O&P centers since the satellite centers usually consist of only a waiting room and patient fitting rooms, but without a fabrication laboratory for creating O&P devices. An O&P practitioner will spend one or two days each week in a satellite center treating those patients who find it inconvenient to visit the O&P practitioner's primary center.

         These satellite centers also tend to receive new patient referrals from hospitals and physicians located near the newly developed center, driving new patient growth and center revenue. While a partial revenue shift occurs from the O&P practitioner's main center to the satellite center because the O&P practitioner is now seeing some of the same patients out of a new center, the additional patient volume in the satellite center increases the O&P practitioner's overall revenue. If demand for O&P services at a satellite center increases beyond the ability of the O&P practitioner to service in one or two days a week, the Company will staff the satellite office on a full-time basis. We estimate that the cost of opening a new satellite patient-care center is approximately $100,000, which includes equipment, leasehold improvements and working capital. We expect a new patient-care center to reach profitability, as measured by EBITDA, within six months to one year of opening. No assurance can be given that we will be successful in achieving these start-up and profitability goals with regard to new patient-care centers.

REIMBURSEMENT SOURCES

         The principal reimbursement sources for our O&P services are: (i) private payor/third-party insurer sources which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation and similar sources; (ii) Medicare, which is a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons; (iii) Medicaid, which is a health-insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, and which may supplement Medicare benefits for financially needy persons aged 65 or older; and (iv) the VA, with which Hanger has entered into contracts to provide O&P services.

         Medicare, Medicaid, the VA and certain state agencies, which accounted for approximately 62.0%, 53.7% and 41.0% of our net sales in 1997, 1998 and 1999, respectively (based on a sampling of approximately 75%, 41% and 79% of patient-care centers in 1997, 1998 and 1999, respectively), have set maximum reimbursement levels for payments for O&P services and products. The health care policies and programs of these agencies have been subject to changes in payment and methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

         We provide O&P services to eligible veterans pursuant to several contracts with the VA. The VA establishes its reimbursement rates for itemized products and services on a competitive bidding basis. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use our products and services. Hanger Orthopedic Group has been awarded VA contracts in the past and expects that it will obtain additional contracts when its present agreements expire.

COMPETITION

         The competition among O&P patient-care centers is primarily for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We believe that distinguishing competitive factors in the O&P industry are quality and timeliness of patient care and, to a lesser degree, charges for services. We compete with others in the industry for trained personnel. To date, however, we have been able to achieve our staffing needs and have experienced a relatively low turnover rate of employees.

GOVERNMENT REGULATION

 CERTIFICATION AND LICENSURE

         Most states do not require separate licensure for O&P practitioners. However, several states currently require O&P practitioners to be certified by an organization such as the American Board for Certification.

         The American Board for Certification conducts a certification program for practitioners and an accreditation program for patient-care centers. The minimum requirements for a certified practitioner are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified practitioner and successful completion of certain examinations. Minimum requirements for an American Board for Certification-accredited patient-care center include the presence of a certified practitioner and specific plant and equipment requirements. While we endeavor to comply with all state licensure requirements, no assurance can be given that we will be in compliance at all times with these requirements.

         We provide services under various contracts to federal agencies. These contracts are subject to regulations governing federal contracts, including the ability of the government to terminate for its convenience.

 MEDICAL DEVICE REGULATION

         We manufacture and distribute products that are subject to regulation as medical devices by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act and accompanying regulations. We believe that the products we manufacture and/or distribute, including O&P accessories and components, are exempt from FDA's regulations for premarket clearance or approval requirements and from requirements relating to good manufacturing practices: (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, and are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by FDA for noncompliance with FDA requirements, no assurance can be given that we would be found to be or to have been in compliance at all times. Noncompliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results of operations.

FRAUD AND ABUSE

         We are subject to various federal and state laws pertaining to health care fraud and abuse, including antikickback laws, false claims laws, and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal health care programs, including Medicare, Medicaid, VA health programs and CHAMPUS. We have never been challenged by a governmental authority under any of these laws and believe that, based on this history, our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that one or more of our practices would not be required to alter its practices as a result, or that the occurrence of one or more of these events would not result in a material adverse effect on our business and results of operations.

         ANTIKICKBACK LAWS. Our operations are subject to federal and state antikickback laws. The Federal Health Care Programs Antikickback Statute (section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a Federal Health Care Program (including Medicare, Medicaid, the VA health programs and CHAMPUS), or the ordering, purchasing or leasing of items or services that may be paid for, in whole or in part, by a Federal Health Care Program. The statute may be violated when even one purpose (as opposed to a primary or sole purpose) of a payment is to induce referrals or other business. The regulations create a small number of "safe harbors." Practices which meet all the criteria of an applicable safe harbor will not be deemed to violate the statute; practices that do not satisfy all elements of a safe harbor do not necessarily violate the statute, although such practices may be subject to scrutiny by enforcement agencies. Several states also have antikickback laws which vary in scope and may apply regardless of whether a Federal Health Care Program is involved.

         These laws may apply to certain of our operations. We have instituted various types of discount programs for individuals or entities that purchase its products and services. We also maintain financial relationships with individuals and entities who may: (i) purchase our products and services; (ii) refer patients to our O&P patient-care centers; or (iii) receive referrals through OPNET. These relationships include, among other things, lease arrangements with hospitals and OPNET participation arrangements. Because some of these arrangements may not satisfy all elements of an applicable safe harbor, they could be subject to scrutiny and challenge under one or more such laws.

         FALSE CLAIMS LAWS. We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent or are for items or services not provided as claimed. Each of our O&P patient-care centers is responsible for preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement for our products to purchasers. While we endeavors to ensure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we could face liability for presenting or causing to be presented such claims.

         Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the "Stark" law, section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for "designated health services"--including prosthetics, orthotics and prosthetic devices and supplies--if the physician has either an investment interest in the entity or a compensation arrangement with the entity. An exception is recognized for referrals made to a publicly traded entity in which the physician has an investment interest if the entity's shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders' equity exceeding $75.0 million for its most recent fiscal year, or on average during the three previous fiscal years. We meet these tests.

ANTITRUST

         We are subject to federal and state antitrust laws which prohibit, among other things, the establishment of ventures that result in certain anticompetitive conduct. These laws have been applied to the establishment of certain networks of otherwise competing health care provider. In September 1995, the Antitrust Division of the Department of Justice issued a business review letter which concluded, in part, that the description of OPNET voluntarily furnished to the Department of Justice by us "did not pose any significant competitive issues" and, therefore, Department of Justice "has no present intention of challenging {OPNET}" under federal antitrust law. Although we are not able to assure that the continued operation of OPNET will comply in all respects with the terms specified in the business review letter, noncompliance with these terms does not mean that the antitrust authorities or private parties would challenge the conduct, and we believe that the current operation of OPNET is not anticompetitive and results in significant efficiencies. However, the Department of Justice reserves the right to bring an investigation or proceeding if it determines that OPNET is anticompetitive in purpose or effect. There can be no assurance that the Department of Justice will not bring an investigation or proceeding challenging OPNET (or other aspects of our operations) under these laws, or that such an investigation or proceeding would not result in a material adverse effect on our business and results of operations.

PERSONNEL

         None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with its employees and strives to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. The following table summarizes our employees as of December 31, 1999:

         Part-time......................................................       229
         Full-time......................................................     3,302
                                                                           -------

              Total.....................................................     3,531

INSURANCE

         We currently maintain insurance of the type and in the amount customary in the orthopedic rehabilitation industry, including coverage for malpractice liability, product liability, workers' compensation and property damage. Our general liability insurance coverage is $500,000 per incident, with a $50 million umbrella insurance policy. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount.

ITEM 2.  PROPERTIES.

         As of December 31, 1999, Hanger operated 617 patient-care centers and facilities in 41 states and the District of Columbia. Of these, 27 centers are owned by Hanger. The remaining centers are occupied under leases expiring between the years of 2000 and 2009. Hanger believes that the centers leased or owned by it are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

         Hanger also owns distribution facilities in Georgia and Texas, and leases manufacturing and distribution facilities in Illinois, Maryland, Florida, Washington and California. The Company leases its corporate headquarters in Bethesda, Maryland and owns its corporate office in Alpharetta, Georgia. Substantially all of Hanger's properties are pledged to collateralize bank indebtedness. See Note H to Hanger's Consolidated Financial Statements.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information regarding the current executive officers of the Company and certain of its subsidiaries:


                                                            Office with
         Name                           Age                 the Company
         ----                           ---                 ------------
Ivan R. Sabel, CPO                      55                  Chairman of the Board, President, Chief Executive
                                                              Officer and Director of the Company

Richmond L. Taylor                      51                  Executive Vice President of the Company and Chief
                                                              Operating Officer of Hanger Prosthetics &
                                                              Orthotics, Inc. and NovaCare O&P, Inc. (Patient-
                                                              Care Services)

Richard A. Stein                        40                  Executive Vice President, Chief Financial Officer,
                                                              Secretary and Treasurer of the Company

James G. Cairns, Jr.                    62                  President and Chief Operating Officer of
                                                              Seattle Orthopedic Group, Inc. (Manufacturing)

Ron May                                 53                  President and Chief Operating Officer of
                                                              Southern Prosthetic Supply, Inc. (Distribution)

------------------------

         Ivan R. Sabel has been Chairman of the Board and Chief Executive Officer of Hanger since August 1995. He has been the President of Hanger since October 14, 1999, and also served as President from November 1987 to July 1, 1999. Mr. Sabel also served as the Chief Operating Officer of Hanger from November 1987 to August 1995. Prior to that time, Mr. Sabel had been Vice President - Corporate Development from September 1986 to November 1987. From 1968 until joining Hanger in 1986, Mr. Sabel was the founder and President of Capital Orthopedics, Inc. before that company was acquired by Hanger. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a member of the Board of Directors of the American Orthotic and Prosthetic Association ("AOPA"), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves on the Board of Directors of Mid-Atlantic Medical Services, Inc., a company engaged in the health care management services business.

         Richmond L. Taylor was the Executive Vice President and Chief Operating Officer of NovaCare O&P until July 1, 1999, when he became an Executive Vice President of the Company and Chief Operating Officer of each of Hanger Prosthetics & Orthotics, Inc. and NovaCare O&P, the two wholly-owned subsidiaries of the Company which operate all of our patient-care centers. Previously, Mr. Taylor served as the Regional Vice President of NovaCare O&P for the West Region since 1989. Prior to joining NovaCare, Mr. Taylor spent 20 years in the health care industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

         Richard A. Stein has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Hanger since April 1987. Mr. Stein was also the President of Greiner & Saur Orthopedics, Inc., a former subsidiary of the Company, from April 1987 until November 1989. Mr. Stein is a Certified Public Accountant and was employed by PricewaterhouseCoopers LLP (formerly Coopers & Lybrand, LLP) from September 1982 until he joined Hanger in 1987.

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

         Ron May has been the President and Chief Operating Officer of Southern Prosthetic Supply, Inc., a wholly-owned subsidiary of the Company that distributes orthotic and prosthetic products, since December 1998. From January 1984 to December 1998, Mr. May was Executive Vice President of the distribution division of J.E. Hanger, Inc. of Georgia until we acquired that company in November 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low intra-day sale prices for the Common Stock for the periods indicated as reported on the New York Stock Exchange on and after December 15, 1998, and on the American Stock Exchange prior thereto:

         YEAR ENDED DECEMBER 31, 1998                                    HIGH                      LOW
                                                                         ----                      ---
               First Quarter                                            $17.63                    $12.25
               Second Quarter                                            21.00                     16.00
               Third Quarter                                             22.25                     14.50
               Fourth Quarter                                            25.88                     14.75


         YEAR ENDED DECEMBER 31, 1999                                    HIGH                      LOW
                                                                         ----                      ---
               First Quarter                                           $27.50                     $12.00
               Second Quarter                                           19.44                      12.38
               Third Quarter                                            15.00                      10.50
               Fourth Quarter                                           15.50                       8.75


         At March 27, 2000, there were approximately 808 holders of record of the Company's Common Stock.

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

                                                                            SELECTED FINANCIAL DATA

                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                     1995              1996             1997             1998            1999
                                                     ----              ----             ----             ----            ----
STATEMENT OF OPERATIONS DATA:
Net sales                                         $   52,468        $  66,806        $  145,598      $  187,870       $ 346,826
Gross profit                                          27,896           34,573            72,065          94,967         177,750
Selling, general & administrative                     19,362           24,550            49,076          63,512         113,643
Depreciation and amortization                          2,691            2,848             4,681           5,782          14,058
Integration costs (1)                                    ---            2,480               ---             ---           5,035
Restructuring costs (1)                                  ---              ---               ---             ---           1,305
Income from continuing operations                      5,843            4,695            18,308          25,673          43,709
Interest expense, net                                 (2,056)          (2,547)           (4,933)         (1,902)        (22,177)
Income (loss) before taxes,
   extraordinary item                                  3,680            1,971            13,166          23,456          21,180
Provision for income taxes                             1,544              890             5,526           9,616          10,194
Income (loss) before
   extraordinary item                                  2,136            1,081             7,640          13,840          10,986
Extraordinary loss on early
   extinguishment of debt                                ---              (83)           (2,694)           ---             ---
Net income (loss)                                 $    2,136        $     998        $    4,946      $   13,840         $10,986
BASIC PER COMMON SHARE DATA:
Income (loss) before
    extraordinary item                            $     0.25        $    0.12        $     0.65      $     0.82       $    0.47
Extraordinary loss on early
   extinguishment of debt                                ---            (0.01)            (0.23)           ---              ---
Net income (loss) per common share                $     0.25        $    0.11        $     0.42      $     0.82       $    0.47
                                                  ==========        =========        ==========      ==========       =========
Shares used to calculate basic per common
  share amounts                                        8,291            8,470            11,793          16,813          18,555
                                                  ==========        =========        ==========      ==========        ========
DILUTED PER COMMON SHARE DATA:
Income (loss) before
  extraordinary item                              $     0.25        $    0.12        $     0.58      $     0.75       $    0.44
Extraordinary loss on early extinguishment
  of debt                                                ---            (0.01)            (0.21)            ---             ---
Net income (loss) per common share                $     0.25        $    0.11        $     0.37      $     0.75       $    0.44
                                                  ==========        =========        ==========      ==========       =========
Shares used to calculate diluted per common
  share amounts                                        8,300            8,663            13,138          18,516          20,005
                                                  ==========        =========        ==========      ==========       =========

                                                                            DECEMBER 31,
                                             ---------------------------------------------------------------------

BALANCE SHEET DATA:                             1995                1996              1997           1998            1999
                                                ----                ----              ----           ----            ----
Cash and cash equivalents                    $  1,456          $    6,572        $   6,557      $   9,683        $   5,735
Working capital                                20,622              25,499           39,031         49,678          118,428
Total assets                                   61,800             134,941          157,983        205,948          750,081
Long-term debt                                 22,925              64,298           23,237         11,154          426,211
Shareholders' equity                           31,291              39,734          106,320        162,553          172,914


       (1) The 1996 results include acquisition and integration costs of $2.5 million incurred in connection with the purchase of JEH effective November 1, 1996. The 1999 results include restructuring and integration costs of $6.3 million incurred in connection with the purchase of NovaCare O&P.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The significant growth in our net sales has resulted from an aggressive program of acquiring and developing O&P patient-care centers. Similarly, growth in our O&P distribution and manufacturing net sales is attributable primarily to acquisitions. At December 31, 1999, the Company operated 617 patient-care centers, six distribution facilities and two manufacturing facilities.

EXPANSION

         The following table sets forth the number of patient-care centers, certified practitioners and states (including the District of Columbia) in which we operated at the end of each of the past three years:

                                                                          For the Years Ended December 31,
                                                                 --------------------------------------------------

                                                                 1997                   1998                   1999
                                                                 ----                   ----                   ----
Number of patient-care centers..........................          213                   256                     617
Number of certified practitioners.......................          249                   321                     962
Number of states (including D.C.).......................           30                    31                      42


RECENT ACQUISITIONS

         On July 1, 1999, we acquired NovaCare O&P for an aggregate consideration of $445.0 million. NovaCare O&P, which operated 395 O&P patient care centers at June 30, 1999, had net sales of approximately $278.8 million in the twelve months ended June 30, 1999. Additionally, during 1999, we acquired five O&P companies for an aggregate consideration, excluding potential earn-out provisions, of approximately $11.9 million. These O&P companies, which operated five patient-care centers at December 31, 1999, had combined net sales of approximately $10.5 million in the year ended December 31, 1998.

SAME-CENTER NET SALES GROWTH

         In addition to acquisitions of new patient-care centers, the growth in our net sales from O&P patient-care services is attributable to a lesser degree to increases in net sales from existing patient-care centers. The following table sets forth, for the periods indicated, the percent increase (decrease) in net sales contributed by those patient-care centers that were owned by us and open during the entire period as well as the prior year's entire comparable period:

                                                                           For the Years Ended December 31,
                                                                 --------------------------------------------------
                                                                 1997                   1998                 1999 (1)
                                                                 ----                   ----                 ----
Percent increase (decrease) in
     same-center net sales..............................         11.7%                 11.1%                   4.1%


---------------------------------

(1) Pro forma for the acquisition of NovaCare O&P as if the transaction occurred on January 1, 1998. Adjusted 1998 base net sales for transaction related issues in conjunction with the acquisition of NovaCare O&P.

SOURCES OF NET SALES

         The majority of our net sales continue to be derived from operating patient-care centers. The following table sets forth the percent contributed to net sales in each of the periods indicated by the principal sources of our net sales. Although manufacturing as a percent of net sales declined to 4.5% in 1998 versus 5.3% in 1997, there was an increase in the actual dollar amount of net sales attributable to manufacturing in 1998. The decrease in the percentage of net sales contributed by distribution activities and decrease in the percentage of net sales attributable to manufacturing in 1999 is primarily a result of the NovaCare O&P acquisition which was entirely patient care services.


                                                                     For the Years Ended December 31,
                                                                    -------------------------------------
                                                                    1997           1998            1999
                                                                    ----           ----            ----
Source of net sales:
      Patient-care services.............................            77.1%          81.1%            88.6%
      Manufacturing.....................................             5.3            4.5              3.0
      Distribution......................................            17.6           14.4              8.4
                                                              -----------    ------------     -----------
                                                                   100.0%         100.0%           100.0%
                                                              ===========    ============     ===========


PAYOR MIX

         We receive payments for O&P services rendered to patients from private insurers, HMOs, PPOs, the patients directly and governmental payors, including Medicare, Medicaid and the VA. The sources and amounts of our net sales derived from its patient-care centers are determined by a number of factors, including the number and nature of O&P services rendered and the rates of reimbursement among payor categories. Generally, private insurance and other third-party reimbursement levels are greater than managed care (HMO/PPO), Medicare, Medicaid and VA reimbursement levels. Changes in our payor mix can affect our profitability. The following table sets forth the percent contributed to net sales in each of the following periods by the principal categories of payors:

                                                                       For the Years Ended December 31,
                                                                     -------------------------------------
                                                                        1997           1998           1999
                                                                        ----           ----           ----
Payor mix (1):
      Private pay and other....................................       38.0%           46.3%          59.0%
      Medicare/Medicaid/VA/state
         agencies..............................................       62.0            53.7           41.0
                                                                 ----------      ----------     ----------
                                                                     100.0%          100.0%         100.0%
                                                                 ==========      ==========     ==========

-----------------------------

     (1) Payor mix data is based on a sampling of approximately 75% of the patient care centers in 1997, approximately 41% of the patient-care centers in 1998 and approximately 79% of the patient care centers in 1999.

EBITDA AND OPERATING MARGIN TRENDS

         EBITDA margin in 1998 increased compared to 1997 as a result of consummating acquisitions of O&P patient-care centers with historical EBITDA margins of approximately 20%. In 1999, margins were higher than 1998, primarily as a result of (i) the acquisition of NovaCare O&P which was entirely patient care services; patient care services historically have experienced higher margins than distribution and manufacturing operations and (ii) the elimination of duplicative overhead and corporate field personnel. The following table sets forth our EBITDA and operating margins during each of the past three years:


                                                     For the Years Ended December 31,
                                                    ----------------------------------
                                                     1997           1998          1999
                                                     ----           ----          ----
EBITDA margin (1)...............................     15.8%          16.7%         18.5%
Operating margin (2)............................     12.6           13.7          14.4


----------------------

     (1)   "EBITDA" is defined as net income (loss) before interest expense
           (net), taxes, depreciation and amortization, discontinued operations, restructuring and integration costs, other expense
           (net), extraordinary items and accounting change. EBITDA is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating health care companies and is a common metric used by lenders in debt covenants.

     (2) "Operating" is defined as net income (loss) before interest expense, taxes, discontinued operations, restructuring and integration costs, extraordinary items and accounting change.

SEASONALITY

         Our results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first quarter of each year, together with a greater degree of patients' sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have contributed to lower Hanger Orthopedic Group's net sales during that quarter.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

                                                                   For the Years Ended December 31,
                                                                  ---------------------------------
                                                                  1997         1998           1999
                                                                  ----         ----           ----
Net sales................................................        100.0%       100.0%         100.0%
Cost of products & services sold.........................         50.5         49.5           48.7
Gross profit.............................................         49.5         50.5           51.3
Selling, general and administrative......................         33.7         33.8           32.8
Depreciation and amortization............................          2.0          1.8            1.9
Amortization of excess cost over net
     assets acquired.....................................          1.2          1.3            2.2
Integration and restructuring costs.......................          --           --            1.8
Income from operations...................................         12.6         13.7           12.6
Interest expense, net....................................          3.4          1.0            6.4
Income before taxes and extraordinary
     item................................................          9.0         12.5            6.1
Income taxes.............................................          3.8          5.1            2.9
Net income...............................................          3.4          7.4            3.2


YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         NET SALES. Net sales for the year ended December 31, 1999 were approximately $346.8 million, an increase of approximately $159.0 million, or 84.6%, over net sales of approximately $187.9 million for the year ended December 31, 1998. Contributing to the increase were (i) the acquisition of NovaCare O&P on July 1, 1999 and (ii) a 4.1% increase in sales by patient care centers operating during both periods ("same store sales").

         GROSS PROFIT. Gross profit for the year ended December 31 1999 was approximately $177.8 million, an increase of approximately $82.8 million, or 87.2%, over gross profit of approximately $95.0 million for the year ended December 31, 1998. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 51.3% in 1999 from 50.5% in 1998. The increase in the gross profit margin is primarily a result of the NovaCare O&P acquisition which was entirely patient care services. Patient care services historically have experienced higher gross profit margins than distribution and manufacturing operations.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the year ended December 31, 1999 increased by approximately $50.1 million, or 78.9%, compared to the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of net sales in 1999 decreased to 32.8% from 33.8% in 1998. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of (i) the acquisition of NovaCare O&P, which has lower selling, general and administrative margins than the Company on a consolidated basis and (ii) the elimination of duplicative overhead and corporate field personnel.

              INTEGRATION AND RESTRUCTURING COSTS. As stated above, the Company recognized approximately $6.3 million of integration and restructuring costs during 1999 in connection with the Company's acquisition on July 1, 1999 of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

              INCOME FROM OPERATIONS. Principally as a result of the above, income from operations in the year ended December 31, 1999 was approximately $43.7 million, an increase of approximately $18.0 million, or 70.3%, over the prior year's comparable period. Income from operations as a percentage of net sales decreased to 12.6% in 1999 from 13.7% in 1998.

              INTEREST EXPENSE, NET. Interest expense, net for the year ended December 31, 1999 was approximately $22.2 million, an increase of approximately $20.3 over approximately $1.9 million incurred in the year ended December 31, 1998. Interest expense as a percentage of net sales increased to 6.4% from 1.0% for the prior year. The increase in interest expense was primarily attributable to $255.0 million borrowed under a bank credit facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P.

              INCOME TAXES. The Company's effective tax rate was 48% in 1999 versus 41% in 1998. The increase in 1999 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income, primarily attributable to the acquisition of NovaCare O&P. The provision for income taxes for the year ended December 31, 1999 was approximately $10.2 million compared to approximately $9.6 million for the year ended December 31, 1998.

              NET INCOME. As a result of the above, the Company recorded net income of approximately $11.0 million, or $.44 per dilutive common share, in the year ended December 31, 1999, compared to net income of approximately $13.8 million, or $.75 per dilutive common share, in 1998. Net income for 1999, excluding the integration and restructuring costs, would have been $14.8 million, or $.63 per dilutive common share.
YEARS ENDED DECEMBER 31, 1998 AND 1997

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

              GROSS PROFIT. Gross profit in 1998 was approximately $95.0 million, which was approximately $22.9 million, or 31.8%, over the prior year. The cost of products and services sold for the year ended December 31, 1998, was $92.9 million compared to $73.5 million in 1997. Gross profit as a percentage of net sales from patient-care services was 53.5% and 53.3% in the years ended December 31, 1998 and 1997, respectively. Gross profit as a percentage of net sales from manufacturing and distribution was 45% and 18% for 1998 compared to 45% and 16% for 1997, respectively. The total Company gross profit as a percent of net sales increased from 49.5% in 1997 to 50.5% in 1998. The 1% increase in the Company's gross profit as a percentage of net sales is primarily attributable to the increase in the percentage of net sales from patient-care services from 77% to 81%.

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

              INTEREST EXPENSE, NET. Interest expense, net for the year ended December 31, 1998 was approximately $1.9 million, a decrease of approximately $3.0 million, or 61.2%, from the approximately $4.9 million of interest expense incurred during 1997. Interest expense as a percent of net sales decreased to 1.0% in 1998 from 3.4% for 1997. The decrease in interest expense was primarily attributable to the repayment of bank debt out of the proceeds of the public equity offering in the third quarter of 1998.

              INCOME TAXES. The Company's effective tax rate was 41% in 1998 versus 42% in 1997. The decrease in 1998 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income in 1997.

              EXTRAORDINARY ITEM. A pre-tax extraordinary item of approximately $4.6 million ($2.7 million, net of tax benefit) in 1997, represents entirely a write-off of debt issue costs and debt discount as a result of extinguishing approximately $58.3 million of bank debt from the net proceeds of the 1997 public equity offering.

              NET INCOME. As a result of the above, the Company recorded income before extraordinary item of $13.8 million for the year ended December 31, 1998, compared to $7.6 million for the prior year. A pre-tax extraordinary item of approximately $4.6 million ($2.7 million, net of tax benefit) on early extinguishment of debt was recognized in 1997 in connection with refinancing of bank indebtedness. No extraordinary item was recognized in 1998.

         As a result of the above, the company reported net income of $13.8 million, or $.75 per common dilutive share, for the year ended December 31, 1998, as compared to net income of $4.9 million, or $.37 per common dilutive share, for the year ended December 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated working capital at December 31, 1999 was approximately $118.4 million and cash and cash equivalents available were approximately $5.7 million. The Company's cash resources were satisfactory to meet its obligations for the year ended December 31, 1999.

         On July 1, 1999, the Company entered into a new credit agreement (the "Credit Agreement") with The Chase Manhattan Bank, Bankers Trust Company, Paribas and certain other banks (the "Banks"), which consists of a $100.0 million Revolving Credit Facility, a $100.0 million Tranche A Term Facility and $100.0 million Tranche B Term Facility. The Tranche A Term Facility and the Revolving Credit Facility mature in six years on July 1, 2005 and the Tranche B Term Facility matures in seven years and six months on January 1, 2007. The Credit Agreement, as originally entered into, provided that the Tranche A Term Facility and the Revolving Credit Facility would carry an annual interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%, and that the Tranche B Term Facility would carry an annual interest rate of adjusted LIBOR plus 3.50% or ABR plus 2.50%. In consideration for the Banks' waiver of the Company's non-compliance with certain of the covenants under the Credit Agreement in the fourth quarter of 1999, and a relaxation of certain of the financial covenants relating to 2000 and 2001, an amendment to the Credit Agreement was entered into and provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest note to adjusted LIBOR plus 3.00% or ABR plus 2.00%, and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.00% or ABR plus 3.00%. The Company expects to be in compliance with the amended covenants. The Revolving Credit Facility is available to Hanger for use in connection with future acquisitions and for working capital and general corporate purposes.

         The Company's total long term debt at December 31, 1999, including a current portion of approximately $25.4 million, was approximately $451.6 million. Such indebtedness included: (i) $150.0 of 11.25% million Senior Subordinated Notes due 2009 (ii) $55.0 million for the Revolving Credit Facility; (iii) $100.0 million for Tranche A Term Facility; (iv) $100.0 million for Tranche B Term Facility; and (v) a total of $46.6 million of other indebtedness.

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

         On July 1, 1999, the Company acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445.0 million, which consisted of the assumption of liabilities and other obligations of $38.4 million and the balance in cash. Of the cash portion, $15.0 million was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. If, as of July 1, 1999, the adjusted working capital of NovaCare O&P is less than approximately $94.0 million, the cash portion of the purchase price will be reduced by the amount of such deficiency. If, however, the adjusted working capital exceeds approximately $94.0 million, the cash portion will be increased by the amount of the excess. For purposes of this calculation, adjusted working capital will be comprised of cash in an amount of at least $2.0 million, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses to third-parties (excluding all inter-company obligations, accrued but unpaid taxes and the current portion of the promissory notes owed to sellers of businesses acquired by NovaCare O&P). The Company and NovaCare, Inc. have disagreed on the amount by which the cash portion of the purchase price will be required to be decreased based on the need for a post-closing working capital adjustment. It is expected that the final amount of the required working capital adjustment will be determined by an independent certified public accounting firm during the second quarter of 2000 in accordance with the dispute resolution arbitration mechanism provided for under the Agreement.

         Hanger required approximately $430.2 million in cash to close the acquisition of NovaCare O&P, to pay approximately $20.0 million of related fees and expenses, including debt issue costs of approximately $16.0 million, and to refinance existing debt of approximately $2.5 million. The funds were raised by Hanger through (i) borrowing approximately $230.0 million of revolving credit and term loans under the Credit Agreement; (ii) selling $150.0 million principal amount of 11.25% Senior Subordinated Notes due 2009; and (iii) selling $60.0 million of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100.0 million revolving credit facility, of which $30.0 million was drawn on in connection with the acquisition of NovaCare O&P, a Tranche A Term Facility and a Tranche B Term Facility. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity. Such Preferred Stock is convertible into shares of the Company's non-voting common stock at a price of $16.50 per share. During the quarter ended September 30, 1999, the Mandatorily Redeemable Preferred Stock Class F, of which no shares had been issued, was retired.

    As stated above, the Company sold $60.0 million of 7% Redeemable Preferred Stock on July 1, 1999 in connection with its acquisition of NovaCare O&P. The 60,000 outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of the Company's non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, it must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment.

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

    INTEGRATION AND RESTRUCTURING COSTS

         The Company has made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which is substantially complete. Since commencement of the plan of restructuring, the Company has transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. During 1999, the Company recorded approximately $5.6 million in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also accrued approximately $1.3 million ($.8 million after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of income.

         The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3.4 million and is primarily a cash expense. Total expected employee terminations include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. During 1999, approximately 195 employees were terminated including approximately 53 acquired corporate employees and 142 patient care center employees. Lease termination costs for patient care centers to be closed, are estimated at $3.5 million, are cash expenses and are expected to be paid through 2003. During 1999, 43 patient care centers were closed.

         The Company estimates that the plan of restructuring Hanger and NovaCare O&P operations, when complete, will generate annual cost savings of approximately $13.0 million ($8.0 million after-tax) on a full year basis, excluding anticipated reductions in material purchase costs. The foregoing restructuring charges and related cost savings represent the Company's best estimates, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, government legislation, the timing of implementation of the restructuring and related employee reductions and patient care center closings and other matters, many of which are outside of the Company's control. The Company's estimate of cost savings is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth and is subject to the considerations described below under "Forward Looking Statements".

         Additionally, in relation to the acquisition of NovaCare O&P, during the last half of 1999 the Company recorded integration costs of approximately $5.0 million including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition.

    NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

         The Company is currently upgrading its patient-care, manufacturing and headquarters information systems. Included in the upgrading was a program to ensure that all significant computer systems are substantially Year 2000 compliant. The Year 2000 compliance program, which was complete by the end of 1999, included the (1) identification of all information technology systems and non-information technology systems that were not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in-house" developed or proprietary IT Systems. It uses commercially developed software, the majority of which is constantly upgraded through existing maintenance contracts.

         Based on the Company's experience to date in 2000, its operations have not been adversely affected to date by Year 2000 or leap year problems. The total costs for the Company's Year 2000 program were approximately $1.3 million, which was expended during 1999.

    FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to successfully integrate the operations of NovaCare O&P and to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         In the normal course of business, the Company is exposed to fluctuations in interest rates. The Company addresses this risk by using interest rate swaps from time to time. At December 31, 1999 there were no interest rate swaps outstanding.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K.

          (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

               (1)    FINANCIAL STATEMENTS:

Hanger Orthopedic Group, Inc.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1998
  and 1999

Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December 31,
  1997, 1998 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

Notes to Consolidated Financial Statements

                    (2)    FINANCIAL STATEMENTS SCHEDULE:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

               (b) REPORTS ON FORM 8-K:

                           No Forms 8-K were filed during the quarter ended December 31, 1999.

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

          3(f)         Certificate of Amendment to Certificate of Incorporation
                           of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

          3(g)         Certificate of Designation, Rights and Preferences of 7%
                           Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report of Form 8-K dated July 1, 1999.)

          3(h)         Certificate of Elimination of Class A, B, C, D, E and F
                           Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

          3(i)         By-Laws of the Registrant, as amended. (Incorporated
                           herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 15, 1989.)

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

       10(d)           Form of Stock Option Agreements, dated as of August 13,
                           1990, between Hanger Orthopedic Group, Inc. and Thomas P. Cooper, James G. Hellmuth, Walter F. Abendschein, Jr., Norman Berger, Bruce B. Grynbaum and Joseph S. Torg. (Incorporated herein by reference to Exhibit 10(rrr) to the Registrant's Registration Statement on Form S-2, File No. 33-37594.) *

       10(e)           Warrants to purchase Common Stock of Hanger Orthopedic
                           Group, Inc. issued November 1, 1996. (Incorporated herein by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed on November 12, 1996.)

       10(f)           1991 Stock Option Plan of the Registrant, as amended
                           through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Proxy Statement, dated July 28, 1999, relating to the Registrant's Annual Meeting of Stockholders held on September 8, 1999.)*

       10(g)           1993 Non-Employee Directors Stock Option Plan of the
                           Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191).)*

       10(h)           Employment and Non-Compete Agreement, dated as of
                           November 1, 1996, and Amendment No. 1 thereto, dated January 1, 1997, between the Registrant and H.E. Thranhardt. (Incorporated herein by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

       10(i)           Employment and Non-Compete Agreement, dated as of
                           November 1, 1996, between the Registrant and John McNeill. (Incorporated herein by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

       10(j)           Asset Purchase Agreement, dated as of March 26, 1997, by
                           and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopaedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)


              *        Management contract or compensatory plan

       10(k)           Asset purchase Agreement, dated as of May 8, 1997, by
                           and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997.)

       10(l)           Asset Purchase Agreement, dated as of November 3, 1997,
                           by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

       10(m)           Asset Purchase Agreement, dated as of December 23, 1997,
                           by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

       10(n)           Stock Purchase Agreement, dated as of April 2, 1999, by
                           and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated July 15, 1999.)

       10(o)           Indenture, dated as of June 16, 1999, among the
                           Registrant, its subsidiaries and U.S. Bank Trust National Association, as Trustee. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

       10(p)           Form of First Supplemental Indenture, dated as of August
                           12, 1999, to Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank Trust National Association, as Trustee. (Filed with original Registration Statement on Form S-4 on August 12, 1999.)

       10(q)           Credit Agreement, dated as of June 16, 1999, among the
                           Registrant, various bank lenders, and The Chase Manhattan Bank, as administrative agent, collateral agent and issuing bank, Chase Securities Inc., as lead arranger and book manager, Bankers Trust Company, as syndication agent, and Paribas, as documentation agent. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

       10(r)           Senior Subordinated Note Purchase Agreement, dated as of
                           June 9, 1999, relating to 11.25% Senior Subordinated Notes due 2009, among the Registrant, Deutsche Banc Securities Inc., Chase Securities Inc. and Paribas Corporation. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

       10(s)           Registration Rights Agreement, dated as of June 16,
                           1999, by and among the Registrant, Deutsche Banc Securities, Inc., Chase Securities Inc. and Paribas Corporation, relating to the 11.25% Senior Subordinated Notes due 2009. (Incorporated herein by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

       10(t)       Securities Purchase Agreement, dated as of June 16, 1999,
                           Relating to 7% Redeemable Preferred Stock, among the Registrant, Chase Equity Associates, L.P. and Paribas North America, Inc. (Incorporated herein by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

       10(u)           Investor Rights Agreement, dated July 1, 1999, among the
                           Registrant, Chase Equity Associates, L.P. and Paribas North America, Inc. (Incorporated herein by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

       10(v)           Employment Agreement, dated as of April 29, 1999,
                           between the Registrant and Ivan R. Sabel.
                           (Incorporated herein by reference to Exhibit 10(r) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

       10(w)           Employment Agreement, dated as of April 29, 1999,
                           between the Registrant and Richard A. Stein.
                           (Incorporated herein by reference to Exhibit 10(s) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

       10(x)           Employment Agreement, dated as of July 1, 1999, between
                           the Registrant and Rick Taylor. (Incorporated herein by reference to Exhibit 10(u) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

       10(y)           Employment Agreement, dated as of August 1, 1998,
                           between DOBI-Symplex, Inc., a subsidiary of the Registrant, and James G. Cairns, Jr. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

                  *    Management contract or compensatory plan

       10(z)           Employment Agreement, dated as of November 1, 1996,
                           between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

       21             List of Subsidiaries of the Registrant. (Incorporated
                           herien by reference to Exhibit 21 to the Registrant's Registration Statement on Form s-4 (File No. 333-85045).)

       23             Consent of PricewaterhouseCoopers LLP

       27             Financial Data Schedule for the year ended December 31,
                           1999


       *     Management contract or compensatory plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HANGER ORTHOPEDIC GROUP, INC.



Dated:  March 30, 2000                       By:   IVAN R. SABEL
                                                   ----------------------------
                                                   Ivan R. Sabel, CPO
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated:  March 30, 2000                       By:   RICHARD A. STEIN
                                                   ----------------------------
                                                   Richard A. Stein
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2000                              IVAN R. SABEL
                                                   ----------------------------
                                                   Ivan R. Sabel, CPO
                                                   Chief Executive Officer
                                                   and Director (Principal
                                                   Executive Officer)


Dated: March 30, 2000                              RICHARD A. STEIN
                                                   ----------------------------
                                                   Richard A. Stein
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   Treasurer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

Dated: March 30, 2000                              MITCHELL J. BLUTT, M.D.
                                                   ----------------------------
                                                   Mitchell J. Blutt, M.D.
                                                   Director


                                                   ----------------------------
                                                   Edmond E. Charrette, M.D.
                                                   Director


Dated: March 30, 2000                              THOMAS P. COOPER, M.D.
                                                   ----------------------------
                                                   Thomas P. Cooper, M.D.
                                                   Director


Dated: March 30, 2000                              ROBERT J. GLASER, M.D.
                                                   ----------------------------
                                                   Robert J. Glaser, M.D.
                                                   Director


                                                   ----------------------------
                                                   C. Raymond Larkin, Jr.
                                                   Director


Dated: March 30, 2000                              RISA J. LAVIZZO-MOUREY, M.D.
                                                   ----------------------------
                                                   Risa J. Lavizzo-Mourey, M.D.


Dated: March 30, 2000                              WILLIAM L. MCCULLOCH
                                                   ----------------------------
                                                   William L. McCulloch
                                                   Director


                                                   ----------------------------
                                                   H.E. Thranhardt, CPO
                                                   Director

                         INDEX TO FINANCIAL STATEMENTS

HANGER ORTHOPEDIC GROUP, INC.

Report of Independent Accountants                                      F-1

Consolidated balance sheets as of December 31, 1998
and 1999                                                               F-2

Consolidated statements of income for the years
  ended December 31, 1997, 1998 and 1999                               F-4

Consolidated statements of changes in shareholders'
  equity for the years ended December 31, 1997,
  1998 and 1999                                                        F-5

Consolidated statements of cash flows for the years
  ended December 31, 1997, 1998 and 1999                               F-6

Notes to Consolidated Financial Statements                             F-7

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts                        S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Hanger Orthopedic Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 29, 2000

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                       1998                      1999
                                                                             ----------------------     ---------------------
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                             $9,683                    $5,735
      Accounts receivable, less allowances for doubtful accounts of $8,022 and $17,866 in 1998 and
          1999, respectively                                                                39,157                   103,125
      Inventories                                                                           16,935                    59,915
      Prepaid expenses and other assets                                                      3,539                     5,222
      Income taxes receivable                                                                  525                     3,644
      Deferred income taxes                                                                  4,497                    11,778
                                                                             ----------------------     ---------------------
          Total current assets                                                              74,336                   189,419
                                                                             ----------------------     ---------------------

PROPERTY, PLANT AND EQUIPMENT
      Land                                                                                   4,267                     4,177
      Buildings                                                                              8,523                     8,886
      Machinery and equipment                                                               13,009                    26,677
      Furniture and fixtures                                                                 2,981                     8,629
      Leasehold improvements                                                                 4,263                    13,004
                                                                             ----------------------     ---------------------
                                                                                            33,043                    61,373
      Less accumulated depreciation and amortization                                        10,334                    15,269
                                                                             ----------------------     ---------------------
                                                                                            22,709                    46,104
                                                                             ----------------------     ---------------------

INTANGIBLE ASSETS
      Excess cost over net assets acquired                                                 114,075                   498,612
      Non-compete agreements                                                                 1,724                     2,019
      Patents                                                                                  ---                     9,768
      Assembled work force                                                                     ---                     7,000
      Other intangible assets                                                                2,702                    15,833
                                                                             ----------------------     ---------------------
                                                                                           118,501                   533,232
      Less accumulated amortization                                                         10,545                    20,412
                                                                             ----------------------     ---------------------
                                                                                           107,956                   512,820
                                                                             ----------------------     ---------------------

OTHER ASSETS
      Other                                                                                    947                     1,738
                                                                             ----------------------     ---------------------

TOTAL ASSETS                                                                              $205,948                  $750,081
                                                                             ======================     =====================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                     ----------------------------------------
                                                                                            1998                  1999
                                                                                     -------------------   ------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt                                                          $4,407              $25,406
      Accounts payable                                                                            4,976               16,714
      Accrued expenses                                                                            6,156                5,445
      Accrued interest payable                                                                      118                4,768
      Accrued compensation related cost                                                           9,001               18,658
                                                                                     -------------------   ------------------
          Total current liabilities                                                              24,658               70,991
                                                                                     -------------------   ------------------
Long-term debt                                                                                   11,154              426,211
Deferred income taxes                                                                             5,223               13,481
Other liabilities                                                                                 2,360                7,259
7% Redeemable Convertible Preferred stock, liquidation preference $1,000 per share                  ---               59,225
Commitments and contingent liabilities (See Note K)

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 60,000,000 shares authorized, 18,825,372 and
          19,043,497 shares issued and 18,691,877 and
          18,910,002 shares outstanding in 1998 and 1999, respectively                              188                  190
      Additional paid-in capital                                                                144,970              146,498
      Retained earnings                                                                          18,051               26,882
                                                                                     -------------------   ------------------
                                                                                                163,209              173,570
      Treasury stock, cost -- (133,495 shares)                                                     (656)                (656)
                                                                                     -------------------   ------------------
                                                                                                162,553              172,914
                                                                                     -------------------   ------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                       $205,948             $750,081
                                                                                     ===================   ==================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                1997                  1998               1999
                                                                             ----------            ----------         ---------
Net sales                                                                   $   145,598           $   187,870      $   346,826
Cost of products and services sold                                               73,533                92,903          169,076
                                                                            -----------           -----------      -----------
Gross profit                                                                     72,065                94,967          177,750
Selling, general and administrative                                              49,076                63,512          113,643
Depreciation and amortization                                                     2,871                 3,294            6,538
Amortization of excess cost over net assets acquired                              1,810                 2,488            7,520
Restructuring costs                                                                 ---                   ---            1,305
Integration costs                                                                   ---                   ---            5,035
                                                                            -----------           -----------      -----------
Income from operations                                                           18,308                25,673           43,709
Interest expense, net                                                            (4,933)               (1,902)         (22,177)
Other expense, net                                                                 (209)                 (315)            (352)
                                                                            -----------           -----------      -----------
Income before taxes and extraordinary item                                       13,166                23,456           21,180
Provision for income taxes                                                        5,526                 9,616           10,194
                                                                            -----------           -----------      -----------
Income before extraordinary item                                                  7,640                13,840           10,986
Extraordinary loss on early extinguishment of debt, net of tax benefit           (2,694)                  ---              ---
                                                                            -----------           -----------      -----------
Net income                                                                  $     4,946           $    13,840      $    10,986
                                                                            ===========           ===========      ===========
Income before extraordinary item applicable to common stock                 $     7,614           $    13,817      $     8,831
                                                                            ===========           ===========      ===========

Basic Per Common Share Data
---------------------------
Income before extraordinary item                                            $      0.65           $      0.82      $      0.47
Extraordinary item, net of tax benefit                                            (0.23)                  ---              ---
                                                                            -----------           -----------      -----------
Net income                                                                  $      0.42           $      0.82      $      0.47
                                                                            ===========           ===========      ===========

Shares used to compute basic per common share amounts                        11,792,892            16,812,717       18,854,751

Diluted Per Common Share Data
---------------------------
Income before extraordinary item                                            $      0.58           $      0.75      $      0.44
Extraordinary item, net of tax benefit                                            (0.21)                 ----              ---
                                                                            -----------           -----------      -----------
Net income *                                                                $      0.37           $      0.75      $      0.44
                                                                            ===========           ===========      ===========

Shares used to compute diluted per common share amounts *                    13,138,377            18,515,567       20,005,282


* For 1999, excludes the effect of the conversion of common stock into which 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive.


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          HANGER ORTHOPEDIC GROUP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                             RETAINED
                                                           ADDITIONAL        EARNINGS
                                          COMMON   COMMON    PAID IN       (ACCUMULATED  TREASURY
                                          SHARES    STOCK    CAPITAL         DEFICIT)     STOCK      TOTAL
Balance, December 31, 1996                 9,316    $  94    $ 41,009       $   (713)    $ (656)  $ 39,734
Preferred dividends declared                                      (26)                                 (26)
Net Income                                                                     4,946                 4,946
Issuance of Common Stock in
  connection with the exercise
  of stock options                           395        4       2,823                                2,827
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                           12                                                         0
Issuance of Common Stock in
    connection with the purchase
    of Fort Walton Mobile                     64        1         499                                  500
Issuance of Common Stock in
  Public Offering                          5,750       58      58,281                               58,339
                                          ------      ---     -------         ------       ----    -------
Balance, December 31, 1997                15,537      157     102,586          4,233       (656)   106,320
                                          ------      ---     -------         ------       ----    -------
Preferred dividends declared                                                     (22)                  (22)
Net Income                                                                    13,840                13,840
Issuance of Common Stock in
  connection with the exercise
  of stock options                           338        3       2,252                                2,255
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                          276        3          (3)                                   0
Issuance of Common Stock in
    connection with acquisitions             141        1       2,399                                2,400
Issuance of Common Stock in
  Public Offering                          2,400       24      37,736                               37,760
                                          ------      ---     -------         ------       ----    -------
Balance, December 31, 1998                18,692      188     144,970         18,051       (656)   162,553
                                          ------      ---     -------         ------       ----    -------
Preferred dividends declared                                                  (2,118)               (2,118)
Accretion of Preferred Stock                                                     (37)                  (37)
Net Income                                                                    10,986                10,986
Issuance of Common Stock in
  connection with the exercise
  of stock options                           184        2         861                                  863
Issuance of Common Stock in
    connection with acquisitions              23                  500                                  500
Issuance of Common Stock in
  Public Offering
Conversion of Seller Notes
    into Shares of Common Stock               11                  167                                  167
                                          ------      ---     -------         ------       ----    -------
Balance, December 31, 1999                18,910    $ 190    $146,498       $ 26,882    $  (656)  $172,914
                                          ======    =====    ========        =======      =====   ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (DOLLARS IN THOUSANDS)

                                                                                    1997            1998              1999
                                                                                 -----------   -------------    --------------
Cash flows from  operating activities:
      Net income                                                                     $4,946         $13,840           $10,986
Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Loss on disposal of assets                                                        ---             ---                37
      Provision for bad debt                                                          5,613           7,510            15,046
      Provision for inventory reserves                                                1,160           2,202               ---
      Depreciation and amortization                                                   2,871           3,294             6,538
      Amortization of excess cost over net assets acquired                            1,810           2,488             7,520
      Amortization of debt discount and debt issue costs                                152             ---             1,059
      Deferred taxes                                                                  2,060            (554)              662
      Restructuring costs                                                               ---             ---             1,305
      Extraordinary loss on early extinguishment of debt                              4,644             ---               ---
      Changes in assets and liabilities, net of effects from acquired companies:
           Accounts receivable                                                       (9,381)        (10,773)          (19,367)
           Inventories                                                               (1,069)            256           (10,372)
           Prepaid and other assets                                                  (2,587)            611            (2,493)
           Other assets                                                                 176             (87)            1,156
           Accounts payable                                                          (1,326)           (586)            2,896
           Accrued expenses                                                            (581)            (67)           (4,638)
           Accrued wages & payroll taxes                                               (401)            247            (6,127)
           Other liabilities                                                             25             150            (4,432)
                                                                                 -----------   -------------    --------------
Net cash provided by operating activities                                             8,112          18,531              (224)
                                                                                 -----------   -------------    --------------

Cash flow from investing activities:
      Purchase of fixed assets                                                       (2,581)         (2,859)          (12,598)
      Acquisitions, net of cash acquired                                            (15,800)        (30,333)         (432,291)
      Proceeds from sale of certain assets, net of cash                                 ---             ---               397
      Purchase of patents                                                               (89)            (60)             (209)
      Purchase of non-compete agreements                                               (256)           (398)             (294)
                                                                                 -----------   -------------    --------------
Net cash used in investing activities                                               (18,726)        (33,650)         (444,995)
                                                                                 -----------   -------------    --------------
Cash flow from financing activities:
      Net borrowings under revolving credit agreement                                   ---             ---            55,000
      Proceeds from issuance of preferred stock, net                                    ---             ---            59,188
      Repayment of preferred stock                                                      ---            (326)              ---
      Proceeds from issuance of Common Stock                                         61,166          40,016               863
      Proceeds from long-term debt                                                    8,256           6,000           350,000
      Repayment of long-term debt                                                   (58,781)        (27,445)           (9,089)
      Increase in financing costs                                                       (42)            ---           (14,691)
                                                                                 -----------   -------------    --------------
Net cash provided by financing activities                                            10,599          18,245           441,271
                                                                                 -----------   -------------    --------------
Increase (decrease) in cash and cash equivalents                                        (15)          3,126          (3,948)
Cash and cash equivalents at beginning of year                                        6,572           6,557             9,683
                                                                                 -----------   -------------    --------------
Cash and cash equivalents at end of year                                             $6,557          $9,683            $5,735
                                                                                 ===========   =============    ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         HANGER ORTHOPEDIC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE A - THE COMPANY

          Hanger Orthopedic Group, Inc. is the nation's largest professional practice management companies in the O&P rehabilitation industry. In addition to providing O&P patient-care services through its operating subsidiaries, the Company also manufactures and distributes components and finished patient-care products to the O&P industry primarily in the United States. Hanger's subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

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

          Fair Value of Financial Instruments: The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt approximates fair value based on using rates currently available to the Company for debt with similar terms and remaining maturities.

          Inventories: Inventories, which consist principally of purchased parts, are stated at the lower of cost or market using the first-in, first-out
(FIFO) method.

          Long-Lived Asset Impairment: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows such as: a significant decrease in the market value of the

Company's assets; or a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; or a significant adverse change in third-party reimbursement requirements. If it is determined that an impairment loss has occurred based on expected cash flows undiscounted, before interest and taxes, then the extent of the impairment is calculated, based on net cash flows and the loss is recognized in the income statement. Management's review of future cash flows associated with long-lived assets has not indicated an impairment of those assets during the periods presented.

          Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of income. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: machinery and equipment and furniture and fixtures - 5 years; leasehold improvements - shorter of the asset life or term of lease; and buildings - 10-20 years. Depreciation expense was approximately $2,173, $2,806 and $5,251 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

         Segment Information: SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure in 1998 about products and services, geographic areas and major customers. The adoption of SFAS 131 in 1998 did not affect the results of operations or financial position of the company.

          New Accounting Standards: In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

          The following are the supplemental disclosure requirements for the statements of cash flows:

                                                                                 For the Years Ended December 31,
                                                                                 --------------------------------
                                                                                    1997           1998          1999
                                                                                    ----           ----          ----
Cash paid during the period for:
   Interest                                                                      $ 5,361        $ 2,099       $ 18,261
   Income taxes
                                                                                   2,469          8,307         12,400
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion                                      26             22          2,155
Issuance of notes in connection with
acquisitions                                                                       8,314          7,934          3,006
Issuance of Common Stock in connection with
acquisitions                                                                         500          2,400            500
Conversion of seller notes into shares
of Common Stock                                                                      ---            ---            167

NOTE D - ACQUISITIONS

         During 1997, the Company acquired nine orthotic and prosthetic companies and the remaining 20% interest of its majority owned subsidiary, Columbia Brace. The aggregate purchase price, excluding potential earn-out provisions, was $22,529, comprised of $13,715 in cash, $8,314 in promissory notes and 64,000 shares of Common Stock of the Company valued at $500. The notes are payable over two to five years with interest rates ranging from 6% to 8%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's acquisition loan facility.

         During 1998, the Company acquired seventeen orthotic and prosthetic companies and one prosthetic component manufacturing company. The aggregate purchase price, excluding potential earn-out provisions, was $39,125, comprised of $28,791 in cash, $7,934 in promissory notes and 141,417 shares of common stock of the Company valued at $2,400. The notes are payable over one to five years with interest rates ranging from 6.0000% to 7.6875%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving and acquisition loan commitment.

         During 1998, the Company paid approximately $591,000 to the former owners of ACOR Orthopaedic, Inc. - Retail Division and Montana Orthotics and Prosthetics, Inc., pursuant to earnout provisions contained in the 1997 acquisition agreements. In addition, the Company paid approximately $1,528 to the former owners of Seattle Limb Systems, Inc., Fort Walton Orthopedic Inc. and Mobile Limb and Brace, Inc., Morgan Prosthetics - Orthotics, Inc. and Eugene Teufel & Sons, Inc., pursuant to working capital provisions contained in the respective acquisition agreements. The Company has accounted for these additional payments as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $2,119. Additional amounts aggregating approximately $2,890 may be paid over the next five years in connection with earnout provisions contained in the 1998 acquisition agreements.

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

         Hanger required approximately $430,200 in cash to close the acquisition, to pay approximately $20,000 of related fees and expenses, including debt issue costs of approximately $16,000, and to refinance existing debt of approximately $2,500. The funds were raised by Hanger through (i) borrowing approximately $230,000 of revolving credit and term loans under a new bank facility; (ii) selling $150,000 principal amount of 11.25% Senior Subordinated Notes due 2009; and (iii) selling $60,000 of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100,000 revolving credit facility, of which $30,000 was drawn on in connection with the acquisition of NovaCare O&P, an A term facility and a Tranche B term facility.

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

         The following represents the non-cash impact of the NovaCare O&P acquisition:

         Fair value of assets acquired, including goodwill           $496,224
         Liabilities assumed                                           82,358
                                                                     --------

         Cash paid                                                   $413,866
                                                                     ========

         The ultimate purchase price for the NovaCare O&P acquisition is subject to arbitration proceedings for which $15,000 has been maintained in an escrow account pending those proceedings.

         Included in liabilities assumed are restructure provisions which are more fully described in Note E. Additionally, certain contingent liabilities, more fully described in Note K, exist which, when resolved may result in adjustment of the purchase price cost allocation.

         Additionally, during 1999, the Company acquired five other orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $12,070, comprised of $8,564, in cash, $2,880 in promissory notes and 23,002 shares of Common Stock of the Company valued at $500.

         All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Excess cost over net assets acquired in these acquisitions amounting to approximately $20,451, $32,925 and $374,550 in 1997, 1998 and 1999, respectively, are amortized using the straight-line method over 40 years.

          The following table summarizes the unaudited consolidated pro forma information, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                                                         1998             1999
                                                                         ----             ----
Net sales                                                            $492,417         $482,502
Net income (loss)                                                       2,497           (1,609)
Diluted income (loss) per common share (1)                              ($.10)           ($.31)

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

          Additionally, the Company paid during 1999, approximately $9,861 and issued $126 in notes related to seven orthotic and prosthetic companies acquired in years prior to 1999. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $9,987. Additional amounts aggregating approximately $18,537 may be paid in connection with earnout provisions contained in previous acquisition agreements, primarily related to the NovaCare O&P business.

NOTE E -INTEGRATION & RESTRUCTURING COSTS

         The Company has made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which is substantially complete. Since commencement of the plan of restructuring, the Company had transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. During 1999, the Company recorded approximately

$5,615 in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also accrued approximately $1,305 ($796 after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of income.

         The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3,368 and is primarily a cash expense. Total expected employee terminations include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. During 1999, approximately 195 employees were terminated including approximately 53 acquired corporate employees and 142 patient care center employees. Lease termination costs, for patient care centers closed, are estimated at $3,510, are cash expenses and are expected to be paid through 2003. During 1999, 43 patient care centers were closed.

         The components of the restructuring accrual are as follows:

                                                                                       Transfer
                                       Hanger        NovaCare O&P                      against        December 31,
                                       business      business          Payments        assets              1999
                                       ------------  ----------------- --------------- -------------  ----------------
Employee severance costs                      $223             $3,145   $     (1,768)                          $1,600
Writedown of assets                             42                100                   $     (142)                 -
Lease termination and
   other exit costs                          1,040              2,470           (518)                           2,992
                                       ------------  ----------------- --------------- -------------  ----------------
                                            $1,305             $5,715   $     (2,286)   $     (142)    $        4,592
                                       ============  ================= =============== =============  ================

          The restructuring accrual at December 31, 1999 consists of approximately $1,592, $1,175 and $1,825 in accrued expenses, accrued compensation related costs and other liabilities, respectively.

          Additionally, in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $5,035 including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs were expensed as incurred and recorded against operations.

NOTE F - NET INCOME PER COMMON SHARE

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

          Earnings per share are computed as follows:

                                                               Years Ended December 31,
                                                         1997           1998          1999
                                                         ----           ----          ----
Income before extraordinary item                      $     7,640    $    13,840    $    10,986
Less preferred stock dividends declared
and accretion                                                 (26)           (22)        (2,155)
                                                      -----------    -----------    -----------
Income available to common
stockholders used to compute basic per
common share amounts                                  $     7,614    $    13,817    $     8,831
Add back interest expense on convertible
    note payable, net of tax                          $              $        44    $        51
                                                      -----------    -----------    -----------
Income available to common
stockholders plus assumed
    conversions used to compute diluted               $     7,614    $    13,862    $     8,882
    per common share amounts                          ===========    ===========    ===========
Shares of common stock outstanding used to
compute basic per common share amounts                 11,792,892     16,812,717     18,854,751
Effect of convertible note payable                        --              87,501         92,573
Effect of dilutive options                                556,476        836,126        541,834
Effect of dilutive warrants                               789,009        779,223        516,124
Shares used to compute dilutive per
                                                      -----------    -----------    -----------
  common share amounts (1)                             13,138,377     18,515,567     20,005,282
                                                      ===========    ===========    ===========

Basic income per common share before
  extraordinary item                                  $       .65    $       .82    $       .47
Diluted income per common
share before extraordinary item                       $       .58    $       .75    $       .44



(1) Common shares into which shares of 7% Redeemable Preferred Stock are convertible were not included in the computation of diluted income per common share for 1999 as the effect is considered anti-dilutive.

          Options to purchase 234,250 and 665,333 shares of Common Stock were outstanding at December 31 1998 and 1999, respectively, but were not included in the computation of diluted income per share for 1998 and 1999 because the options' prices were greater than the average market price of the common shares.

NOTE G - INVENTORY

          Inventories at December 31, 1998 and 1999 consist of the following:

                                                                            1998                      1999
                                                                            ----                      ----
      Raw materials                                                      $ 7,196                   $31,715

      Work in-process                                                      2,094                    17,172

      Finished goods                                                       7,645                    11,028
                                                                         -------                   -------
                                                                         $16,935                   $59,915
                                                                         =======                   =======

NOTE H - LONG-TERM DEBT

          Long-term debt consists of the following at December 31, 1998 and 1999:

                                                                            1998       1999
                                                                            ----       ----
          A-Term Loan Commitment                                            ---      $100,000

          B Term Loan Commitment                                            ---       100,000

          Senior subordinated notes                                         ---       150,000

          Revolving credit facility                                         ---        55,000

          Subordinated seller notes, non-collateralized net
          of unamortized discount of $294,438 and $195,529
          at December 31, 1998 and 1999, respectively, with
          principal and interest payable  in either monthly,
          quarterly or annual installments at effective
          interest rates  ranging from 6% to 11.572%,
          maturing through January 2009.                                $15,561        46,617
                                                                        -------        ------

                                                                         15,561       451,617
          Less current portion                                            4,407        25,406
                                                                        -------        ------
                                                                        $11,154      $426,211
                                                                        =======       =======

          During 1997, the Company sold 5,750,000 shares of Common Stock in a underwritten public offering at $11.00 per share resulting in approximately $58,300 of net proceeds to the Company. The Company applied the net proceeds of the public offering to the repayment of certain indebtedness, including Senior Subordinated Notes. Upon repayment of this debt and a credit agreement being substantially modified, the Company incurred an extraordinary loss of $4,600 ($2,700 net of tax benefit).

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

         On June 16, 1999, the Company issued $150,000 of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999.

         On July 1, 1999, the Company replaced its bank credit facility with a new facility (the "Credit Agreement") which consists of a $100,000 Revolving Credit Facility, a $100,000 Tranche A Term Facility and $100,000 Tranche B Term Facility. The Tranche A Term Facility and the Revolving Credit Facility mature on July 1, 2005 and the Tranche B Term Facility matures on January 1, 2007. The Credit Agreement, as initially entered into, provided that the Tranche A Term

Facility and the Revolving Credit Facility would carry an annual interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%, and that the Tranche B Term Facility would carry an annual interest rate of adjusted LIBOR plus 3.50% or ABR plus 2.50%. At December 31, 1999, the Company was not in compliance with financial covenants under the Credit Agreement for capital expenditure and adjusted interest coverage ratio. In consideration for the Banks' waiver of the Company's non-compliance with these covenants, an amendment to the Credit Agreement effective March 29, 2000 was entered into which provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest rate to adjusted LIBOR plus 3.00% or ABR plus 2.00%, and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.00% or ABR plus 3.00%. Certain of the financial covenants were eased with respect to 2000 and 2001 under the terms of the amendment to the Credit Agreement. The Company expects to be in compliance with the amended covenants.

          The Credit Facility with the Banks is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

          Maturities of long-term debt at December 31, 1999 are as follows:

                           2000                                 $25,406
                           2001                                  33,882
                           2002                                  31,801
                           2003                                  27,070
                           2004                                  77,018
                           Thereafter                           256,440
                                                              ---------
                                                               $451,617
                                                              =========

NOTE I- INCOME TAXES

          The provisions for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following:

                                                          1997      1998       1999
                                                          ----      ----       ----
          Current:
                  Federal                               $ 3,068   $ 8,683   $ 7,844
                  State                                     398     1,486     1,688
                                                        -------   -------   -------
          Total                                           3,466    10,169     9,532
          Deferred:
                  Federal and State                       2,060      (553)      662
                                                        -------   -------   -------
          Provision for income taxes on
            income before extraordinary item              5,526     9,616    10,194
          Tax benefit from extra-
            ordinary item                                (1,951)      ---       ---
                                                        -------   -------   -------
          Provision for income taxes                    $ 3,575   $ 9,616   $10,194
                                                        =======   =======   =======

          A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                          1997      1998       1999
                                                          ----      ----       ----
          Federal statutory tax rate                    $ 4,608   $ 8,210   $ 7,413
          Increase in taxes resulting from:
          State income taxes (net of
            federal effect)                                 606       985     1,196
          Amortization of the excess cost
            over net assets acquired                         96       159     1,733
          Other, net                                        216       262      (148)
                                                       --------  --------   -------
          Provision for income taxes on
            income before extraordinary item              5,526     9,616    10,194
          Tax benefit from extraordinary
            item                                         (1,951)      ---       ---
                                                         ------  --------   -------

          Provision for income taxes                     $3,575   $ 9,616   $10,194
                                                         ======   =======   =======

          Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                             1998                 1999
                                             ----                 ----
Deferred Tax Liabilities:
Book basis in excess of tax                 $  815            $    903

Depreciation and amortization                5,000              12,407
Debt issue costs                               ---                 732
                                            ------           ---------
                                             5,815             14,042
                                            ------           ---------
Deferred Tax Assets:
Net operating loss                             314                 284
Accrued expenses                               874              5,090
Reserve for bad debts                        1,529               5,055
Inventory capitalization and reserves        2,094               1,633
Acquisition costs                              278                 277
                                            ------           ---------
                                             5,089              12,339
                                            ------           ---------

Net deferred tax liabilities                ($ 725)          ($ 1,703)
                                            ======           =========

          For Federal tax purposes at December 31, 1999, the Company has available approximately $491 of net operating loss carryforwards expiring from 2000 through 2007 and are subject to a limitation in their utilization of approximately $149 per year as a result of several changes in shareholder control.

NOTE J - DEFERRED COMPENSATION

          In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by JEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The accrual related to the deferred compensation arrangements amounted to approximately $2,248 and $2,106 at December 31, 1998 and 1999, respectively.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE L - OPERATING LEASES

          The Company leases office space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 1999:

          2000                                        $ 17,833
          2001                                          13,683
          2002                                           9,567
          2003                                           6,954
          2004                                           4,600
          Thereafter                                    12,783
                                                     ---------
                                                      $ 65,420
                                                     =========

          Rent expense was approximately $4,509, $6,283 and $14,821 for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE M - PENSION AND PROFIT SHARING PLANS

          Previously the Company had a separate defined contribution profit sharing and 401(k) plan ("JEH Plan") covering all the employees of JEH, a wholly-owned subsidiary of the Company acquired November 1, 1996. On this date, the Company froze the JEH Plan such that no new employees of JEH were able to participate. The Company did not incur any expense in connection with this plan during 1997. On January 1, 1998 the JEH Plan was merged into the Company's 401(k) Savings and Retirement Plan.

          Hanger acquired NovaCare O&P in July 1999. The NovaCare O&P employees were allowed to participate in a 401(k) plan with NovaCare, Inc.

          The NovaCare O&P employee assets were transferred to Hanger's 401(k) fund manager in August 1999. The funds were transferred by executing a partial plan merger. The NovaCare O&P employees were able to continue making 401(k) contributions and were able to change their investment allocations.

          The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 1998 and 1999, the Company made contributions of $583 and $923 to this plan, respectively. The Company had not made any contributions to this plan in 1997.

NOTE N - REDEEMABLE PREFERRED STOCK

          The Company has 10,000,000 authorized shares of preferred stock, par value $.01 per share, which may be issued in various classes with different characteristics.

          During 1999, the Mandatorily Redeemable Preferred Stock Class F, of which no shares had been issued, was retired. During 1999, in connection with the acquisition of NovaCare O&P, the company issued $60,000 of 7% Redeemable Preferred Stock accruing annual dividends, compounded quarterly equal to 7%, and will be mandatorily redeemable on July 1, 2011 at the redemption price equal to the $1,000 per share liquidation plus all accrued and unpaid dividends. Such Preferred Stock is convertible into shares of the Company's non-voting Common Stock at a price of $16.50 per share.

NOTE O - WARRANTS AND OPTIONS

WARRANTS

          In November 1990, the Company entered into a $2,450 Note which required the Company, based on certain repayment provisions, to issue to an affiliate in 1991 warrants to purchase 297,883 and 322,699 shares of Common Stock at $4.16 and $7.65 per share, respectively. These warrants are exercisable through December 31, 2001. In May 1996, warrants for 71,969 shares were exercised at $4.16 per share which resulted in the issuance of 11,332 shares. In May 1997, warrants for 77,964 shares were exercised at $7.65 per share which resulted in the issuance of 11,694 shares.

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

          At December 31, 1999, warrants to purchase 830,648 shares at prices ranging from $4.01 to $7.65 per share were outstanding.

OPTIONS

          Under the Company's 1991 Stock Option Plan ("SOP"), 8,000,000 shares of Common Stock are authorized for issuance under options that may be granted to employees. The number of shares available for grant at December 31, 1998 and 1999 was 679,751 and 4,454,751, respectively. Under the SOP, options may be granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors and generally vest three years following grant and generally expire eight to ten years after grant.

          Under the Company's 1993 Non-Employee Director Stock Option Plan, 250,000 shares of Common Stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of Common Stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option vests at the rate of 25% each year for the first four years after the date of grant of the option and each such option expires ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 1998 and 1999 were 60,000 and 25,000, respectively.

          In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded over the vesting period.

          The following is a summary of option transactions and exercise prices:

                                        Stock Option Plan               Non-Employee Director Stock Option Plan
                              -----------------------------------      -----------------------------------------
                                             Price       Weighted                         Price         Weighted
                              Shares       Per Share     Average       Shares            Per Share      Average
                              ------       ---------     --------      ------            ---------      --------
   Outstanding at
     December 31, 1996      1,305,282   $ 2.75 to $12.25    5.54       191,250      $  3.00 to $12.00     6.74
                            =========                                  =======

   Granted                    675,000   $ 6.00 to $13.25    9.95        35,000                 $8.75      8.75
   Terminated                 (34,984)  $ 2.81 to $13.25    6.69           ---
   Expired                        ---                                   (6,250)                $ 7.12     7.12
   Exercised                 (388,915)  $ 2.75 to $12.25    5.78       (19,375)     $  3.00 to $12.00     4.91
                            ---------                                  -------
   Outstanding at
     December 31, 1997      1,556,383   $ 2.75 to $13.25    7.42       200,625      $  3.00 to $12.00     7.27
                            =========                                  =======
   Granted                    258,750   $13.31 to $22.50   19.78        35,000                 $18.63    18.63
   Terminated                 (57,424)  $ 4.13 to $17.38   10.32        (9,000)     $  3.00 to $ 8.75     6.28
   Exercised                 (302,476)  $ 2.75 to $12.25    5.68       (57,750)     $  4.38 to $12.00    11.05
                            ---------                                  -------
   Outstanding at
     December 31, 1998      1,455,233   $ 2.75 to $22.50    9.88       168,875      $  3.00 to $18.63     8.38
                            =========                                  =======
   Granted                  1,225,000   $10.25 to $20.81   14.72        35,000      $ 10.25 to $20.81    14.70
   Terminated                 (28,424)  $ 4.13 to $22.50   13.01       (42,500)     $  3.00 to $18.63     6.92
   Exercised                 (229,621)  $ 2.75 to $13.25    6.94          (625)     $  6.52 to $ 6.52     6.52
   Outstanding at
     December 31, 1999      2,422,188   $ 2.75 to $22.50   12.57       160,750      $  3.00 to $20.81    10.00
                            =========                                  =======
   Vested at December 31,
   1999                       976,590                                   85,750
                            =========                                  =======

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

                                                  1997     1998     1999
                                                  ----     ----     ----
          Net Income:          As reported      $4,946   $13,840   $10,986
                               Pro Forma         4,010    12,433     7,731

          Diluted Income Per
            Common Share:      As reported        $.37      $.75      $.44
                               Pro Forma          $.31      $.67      $.28

          The following is a summary of stock options exercisable at December 31, 1997, 1998 and 1999, and their respective weighted-average exercise prices:

                                                                       Weighted-Average
                                                   Number of Shares     Exercise Price
                                                   ----------------    ----------------
          Options exercisable December 31, 1997         442,972             $5.66
          Options exercisable December 31, 1998         560,703             $7.02
          Options exercisable December 31, 1999       1,062,340             $9.66

          The pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998 and 1999:

                                                      1997      1998     1999
                                                      ----      ----     ----
          Expected term                                 5         5        5
          Volatility factor                            58%       59%      46%
          Risk free interest rate                     6.3%      5.1%     5.7%
          Dividend yield                              0  %      0  %     0  %
          Fair value                                 $4.99    $10.87    $7.00

          The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                            Options Outstanding                          Options Exercisable
                              -------------------------------------------------  ------------------------------------
                                                      Weighted Average
Range of Exercise             Number of Options       ----------------           Number of Options   Weighted Average
   Prices                         and Awards       Remaining     Exercise Price       and Awards      Exercise Price
-------------------           -----------------   Life (Years)   --------------  -----------------   -----------------
                                                  ------------
$  2.810 to $ 3.500                 80,857           5.82            $ 3.16            55,857             $ 3.00

$  4.125 to $ 4.125                 41,840           6.22            $ 4.13            41,840             $ 4.13

$  4.375 to $ 6.000                142,137           5.72            $ 5.87           110,150             $ 5.84

$  6.125 to $ 6.125                396,733           6.88            $ 6.13           321,773             $ 6.13

$  6.250 to $ 6.250                  5,000           3.70            $ 6.25             5,000             $ 6.25

$  8.500 to $ 8.750                 28,334           7.42            $ 8.72            14,167             $ 8.72

$ 10.250 to $12.500                294,289           7.79            $11.39           172,938             $11.40

$ 13.250 to $13.875                120,875           7.88            $13.35            43,200             $13.34

$ 14.000 to $14.750              1,032,500           9.47            $14.30           240,000             $14.19

$ 16.500 to $18.625                266,333           9.14            $16.86            17,749             $17.87

$ 20.000 to $22.500                174,000           8.96            $22.19            39,666             $22.26
-------------------              ---------           ----            ------         ---------             ------
$  2.810 to $22.500              2,582,938           8.33            $12.41         1,062,340             $ 9.66

NOTE P - SEGMENT AND RELATED INFORMATION

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

                               PRACTICE
                               MANAGEMENT
                               AND PATIENT
                               CARE CENTERS     MANUFACTURING    DISTRIBUTION    OTHER            TOTAL
                               ------------     -------------    ------------    -----            -----
1999
----
Net Sales
  Customers                    $307,477          $10,263          $29,086        $     -         $346,826
  Intersegments                                    6,050          37,416         (43,466)             ---
EBITDA                           65,248              485           8,002          (9,628)          64,107
Total assets                    142,462           15,689          16,296         575,634          750,081

Capital Expenditures              7,312            1,573             423           3,290           12,598

1998
----
Net Sales
  Customers                    $152,276           $8,548         $27,046             ---         $187,870
  Intersegments                     ---            2,576          18,684        $(21,260)             ---
EBITDA                           32,351              433           4,174          (6,451)          30,507
Total assets                     57,945            8,947           9,796         129,260          205,948
Capital Expenditures              1,698              576             232             353            2,859

1997
----
Net Sales
  Customers                    $112,331           $7,698         $25,569             ---         $145,598
  Intersegments                     ---            1,452          14,026        $(15,478)             ---
EBITDA                           22,931              857           3,852          (5,153)          22,487
Total assets                     46,619            8,826             107         102,431          157,983
Capital Expenditures              1,792              442             134             213            2,581

The following table reconciles each reportable segment's EBITDA to consolidated income before income taxes and extraordinary item:

                              Practice
                              Management
                              And Patient
                              Care Centers        Manufacturing       Distribution           Other             Total
                              ------------        -------------       ------------           -----             -----
1999
----
EBITDA                            $65,248             $     485           $8,002           $(9,628)          $64,107
Restructuring Costs and



                                   (5,763)                 (430)             (60)            (87)           (6,340)
Integration Expense
Depreciation and                  (11,925)               (1,640)            (187)           (306)          (14,058)
Amortization
Interest expense, net              (2,003)                  (17)              (2)        (20,155)          (22,177)
Other income (expense)               (153)                  (88)               6            (117)             (352)
                                  -------               -------           ------        --------           -------
  Income before taxes             $45,404               $(1,690)          $7,759        $(30,293)          $21,180
                                  =======               =======           ======        ========           =======

1998
----
EBITDA                            $32,351               $   433           $4,174        $ (6,451)          $30,507
Depreciation and
 Amortization                      (4,321)               (1,009)            (270)           (182)           (5,782)
Interest expense, net              (1,538)                  (48)               6            (322)           (1,902)
Other income
(expense)                             507                   (76)             475            (274)              633
                                  -------               -------           ------        --------           -------
  Income                          $27,000               $  (700)          $4,385        $ (7,229)          $23,456
                                  =======               =======           ======        ========           =======
before taxes

1997
----
EBITDA                            $22,931               $   857           $3,852        $ (5,153)          $22,487
Depreciation and
 Amortization                      (3,458)                 (726)            (230)           (267)           (4,681)
Interest expense, net              (3,200)                  (36)               5          (1,702)           (4,933)
Other income (expense)                 46                   (78)             307              18               293
                                  -------               -------           ------        --------           -------
  Income before taxes             $16,319               $    17           $3,934        $ (7,104)          $13,166
                                  =======               =======           ======        ========           =======

The following table presents the details of "Other" EBITDA for the years ended December 31:

                                 1997     1998       1999
                                 ----     ----       ----
Corporate general and
administrative expenses        $5,099   $6,399    $ 9,549
Other                              54       52         79
                               ------   ------    -------
                               $5,153   $6,451    $ 9,628
                               ======   ======    =======

The following table presents the details of "Other" total assets at December 31:

                                                      1997         1998           1999
                                                      ----         ----           ----
Corporate intercompany receivable from
    Practice Management and Patient-Care         $  76,783     $  93,713       $533,978
    Centers segment
Corporate intercompany receivable from               5,386        20,217         16,277
    Manufacturing segment
Corporate intercompany receivable from

    Distribution segment                            15,003         3,788          1,469
Other                                                5,259        11,542            ---
                                               -----------    ----------       --------
                                                 $ 102,431     $ 129,260       $551,724
                                               ===========    ==========       ========

"Other" total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company's foreign and export sales and assets located outside of the United States are not significant. Additionally, no single customer accounted for more than 10% of revenues in 1997, 1998 or 1999.

NOTE Q - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summarized unaudited quarterly financial data for the years ended December 31, 1998 and 1999 are:

                                                           Quarter Ended
                                            ----------------------------------------------
1998                                        March 31   June 30   September 30  December 31
----                                        --------   -------   ------------  -----------
Net Sales                                    $40,750   $46,900        $48,777      $51,444
Gross Profit                                  19,447    23,639         24,799       27,083
Net income                                     1,695     3,618          4,120        4,406
Diluted per common share data
-----------------------------
Net income                                       .10       .21            .22          .22

1999
----

Net Sales                                    $49,145   $56,417       $124,922     $116,342
Gross Profit                                  24,256    28,862         65,344       59,287
Net income (loss)                              3,121     4,875          3,449        (455)
Net income per common share-diluted (1)          .15       .24            .12        (.08)

(1) For the three months ended September 30, 1999, and the three months ended December 31, 1999, excludes the effect of the conversion of Common Stock into which shares of 7% Redeemable Preferred Stock are convertible as it is considered anti-dilutive.

================================================================================


                         HANGER ORTHOPEDIC GROUP, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                           BALANCE AT      CHARGED TO    IMPACT OF               BALANCE AT
                                           BEGINNING       COSTS AND     ACQUIRED                  END OF
     YEAR              CLASSIFICATION       OF YEAR         EXPENSES     COMPANIES  DEDUCTIONS      YEAR
     ----              --------------       -------         --------     ---------  ----------      ----
     1999         Allowance for
                  doubtful
                  accounts                 $8,022           $15,046       $8,811      $14,013     $17,866
                  Inventory
                  Reserves                 $4,849          $     -        $  528      $ 3,096      $2,281
     1998         Allowance for
                  doubtful
                  accounts                 $4,871           $7,510        $1,125      $5,484       $8,022
                  Inventory
                  Reserves                 $1,500           $2,202        $1,147      $    -        4,849
     1997         Allowance for
                  doubtful
                  accounts                 $2,479           $5,613          $531      $3,752        4,871
                  Inventory
                  Reserves                 $                $1,160          $340      $             1,500