Form 10-Q
period 2000-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2000-05-15
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  MARCH 31, 2000
                                    --------------
                                      OR

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


           Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
 -----------------------------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)


        Registrant's phone number, including area code:
                                (301) 986-0701
 -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_    No ___

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000; 19,136,412 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX


                                     INDEX
                                                                           Page No.
                                                                           --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - March 31, 2000
    (unaudited) and December 31, 1999                                          1

Consolidated Statements of Income for the three
    months ended March 31, 2000 and 1999 (unaudited)                           3

Consolidated Statements of Cash Flows for the three
    months ended March 31, 2000 and 1999 (unaudited)                           4

Notes to Consolidated Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          20

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                    22

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                          March 31,              December 31,
                                                            2000                     1999
                                                        -------------------------------------
                                                        (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $      1,885              $      5,735
  Accounts receivable less allowances for
    Doubtful accounts of $16,044 and $17,860
    in 2000 and 1999, respectively                            104,517                   103,125
  Inventories                                                  64,242                    59,915
  Prepaid expenses and other assets                             8,984                     5,222
  Income taxes receivable                                       2,552                     3,644
  Deferred income taxes                                        11,778                    11,778
                                                         -------------             -------------
    Total current assets                                      193,958                   189,419
                                                         -------------             -------------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                          4,177                     4,177
  Buildings                                                     8,886                     8,886
  Machinery and equipment                                      27,685                    26,677
  Furniture and fixtures                                        8,950                     8,629
  Leasehold improvements                                       14,617                    13,004
                                                         -------------             -------------
                                                               64,315                    61,373
Less accumulated depreciation and amortization                 17,485                    15,269
                                                         -------------             -------------
                                                               46,830                    46,104
                                                         -------------             -------------
INTANGIBLE ASSETS
  Excess of cost over net assets acquired                     501,325                   498,612
  Non-compete agreements                                        1,539                     2,019
  Patents                                                       9,849                     9,768
  Assembled Work Force                                          7,000                     7,000
  Other intangible assets                                      15,826                    15,833
                                                         -------------             -------------
                                                              535,539                   533,232
  Less accumulated amortization                                23,904                    20,412
                                                         -------------             -------------
                                                              511,635                   512,820
                                                         -------------             -------------
OTHER ASSETS
  Other                                                         1,614                     1,738
                                                         -------------             -------------

TOTAL ASSETS                                             $    754,037              $    750,081
                                                         =============             =============

        The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                          March 31,              December 31,
                                                            2000                     1999
                                                        -------------------------------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $     25,006              $     25,406
  Accounts payable                                             15,927                    16,714
  Accrued expenses                                              8,145                     5,445
  Accrued interest payable                                     12,118                     4,768
  Accrued wages and payroll taxes                              18,500                    18,658
                                                         -------------             -------------
    Total current liabilities                                  79,696                    70,991
                                                         -------------             -------------

Long-term debt                                                421,859                   426,211
Deferred income taxes                                          13,481                    13,481
Other liabilities                                               8,246                     7,259

7% Redeemable Preferred Stock,
  liquidation preference of $1,000 per share                   59,243                    59,225

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 60,000,000 shares
    authorized, 19,043,497 and 19,043,497 shares
    issued, and 18,910,002 and 18,910,002 shares
    outstanding in 2000 and 1999                                  190                       190
  Additional paid-in capital                                  146,500                   146,498
  Retained earnings                                            25,478                    26,882
                                                         -------------             -------------
                                                              172,168                   173,570

Treasury stock, at cost (133,495 shares)                         (656)                     (656)
                                                         -------------             -------------
                                                              171,512                   172,914

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $    754,037              $    750,081
                                                         =============             =============

        The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED March 31, 2000 and 1999
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                            2000                     1999
                                                        -------------------------------------
Net Sales                                                $    114,868              $     49,145

Cost of products and services sold                             57,184                    24,889
                                                         -------------             -------------
Gross profit                                                   57,684                    24,256

Selling, general & administrative                              39,174                    17,099
Depreciation and amortization                                   2,717                       963
Amortization of excess cost over net assets acquired            2,991                       742
Integration costs                                                 586                       ---
                                                         -------------             -------------
Income from operations                                         12,216                     5,452
Other (expense) income:
  Interest expense, net                                       (11,158)                     (288)
  Other, net                                                       (2)                       38
                                                         -------------             -------------
Income before income taxes                                      1,056                     5,202

Provision for income taxes                                      1,335                     2,081
                                                         -------------             -------------

Net income (loss)                                        $       (279)             $      3,121
                                                         =============             =============
BASIC PER COMMON SHARE DATA
Net income (loss)                                        $       (.07)             $        .17
                                                         =============             =============
Shares used to compute basic per common
  share amounts                                            18,910,002                18,800,158
                                                         =============             =============
DILUTED PER COMMON SHARE DATA
Net income (loss)                                        $       (.07)             $        .15
                                                         =============             =============
Shares used to compute diluted per common share
  amounts*                                                 18,910,002                20,201,380
                                                         =============             =============

* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss for the Company for the three months ended March 31, 2000.

        The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED March 31, 2000 and 1999
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                            2000                     1999
                                                        -------------------------------------
Cash flows from operating activities:
  Net income (loss)                                      $       (279)             $      3,121

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Provision for bad debt                                      4,035                     1,978
    Depreciation and amortization                               2,717                       963
    Amortization of excess cost over net
      assets acquired                                           2,991                       742
    Amortization of debt discount                                 530                       ---
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                    (5,426)                   (2,338)
        Inventory                                              (4,327)                     (230)
        Prepaid and other assets                               (2,713)                   (1,329)
        Other assets                                              123                       (31)
        Accounts payable                                         (787)                       19
        Accrued expenses                                        8,782                     1,905
        Accrued wages and payroll taxes                          (312)                   (3,055)
        Other liabilities                                        (116)                     (546)
                                                         -------------             -------------
          Total adjustments                                     5,497                    (1,922)
                                                         -------------             -------------
Net cash provided by operating activities                       5,218                     1,199
                                                         -------------             -------------

Cash flows used in investing activities:
  Purchase of fixed assets                                     (2,942)                   (1,061)
  Acquisitions, net of cash acquired                           (1,293)                   (6,596)
  Other intangibles                                               (81)                      ---
  Purchase of non-compete agreements                              ---                       (72)
                                                         -------------             -------------

Net cash used in investing activities                          (4,316)                   (7,729)
                                                         -------------             -------------

                                   Continued

        The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED March 31,
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                            2000                     1999
                                                        -------------------------------------
Cash flows from financing activities:
  Net borrowings under revolving credit facility         $      2,400              $      2,500
  Repayment of term loans                                      (2,750)
  Proceeds from sale of common stock                                1                       454
  Repayment of long-term debt                                  (4,403)                   (1,125)
                                                         -------------             -------------
Net cash used in financing activities                          (4,752)                    1,829
                                                         -------------             -------------

Net change in cash and cash equivalents for the period         (3,850)                   (4,701)
Cash and cash equivalents at beginning of period                5,735                     9,683
                                                         -------------             -------------
Cash and cash equivalents at end of period               $      1,885              $      4,982
                                                         =============             =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $      3,103              $        190
                                                         =============             =============
    Taxes                                                $        288              $        393
                                                         =============             =============

Non-cash financing and investing activities:
  Issuance of common stock in connection with
    Acquisitions                                         $        ---              $        500
                                                         =============             =============
  Issuance of notes in connection with acquisitions      $        ---              $      1,026
                                                         =============             =============
  Issuance of common stock in repayment of debt          $        ---              $        168
                                                         =============             =============
  Dividends declared on preferred stock                  $      1,105              $        ---
                                                         =============             =============
  Accretion of  preferred stock                          $         18              $        ---
                                                         =============             =============

        The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars In Thousands, Except Shares and Per Share Amounts)

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included. Certain reclassifications of prior year's data have been made to improve comparability and the Company uses the gross profit method to value inventory on an interim basis.

      These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table:

                           Practice
                           Management                                           Other
                           And Patient                                          and
                           Care Centers      Manufacturing     Distribution     Eliminations              Total
                           ------------      -------------     ------------     ------------              -----
Three Months
Ended March 31, 2000
--------------------
Net Sales
  Customers                $    105,455      $      2,393      $      7,020      $        ---      $    114,868
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $      3,567      $     13,572      $    (17,139)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $     22,015      $         (3)     $      1,901      $     (5,403)     $     18,510
Restructuring costs and
  integration expense               490                --                 6                90               586
Depreciation and
  amortization                    5,137               295                50               226             5,708
Interest expense, net              (702)               (4)               --           (10,452)          (11,158)
Other income (expense)              (36)               (1)               35                --                (2)
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $     15,650      $       (303)     $      1,880      $    (16,171)     $      1,056
                           =============     =============     =============     =============     =============


                           Practice
                           Management                                           Other
                           And Patient                                          and
                           Care Centers      Manufacturing     Distribution     Eliminations              Total
                           ------------      -------------     ------------     ------------              -----
Three Months
Ended March 31, 1999
--------------------
Net Sales
  Customers                $     40,189      $      2,602      $      6,354      $        ---      $     49,145
                           =============     =============     =============     =============     =============
  Intersegments            $        ---      $      1,126      $      5,147      $     (6,273)     $        ---
                           =============     =============     =============     =============     =============
EBITDA                     $      7,705      $        309      $      1,099      $     (2,201)     $      6,912
Depreciation and
  amortization                    1,230               386                40                49             1,705
Interest expense, net              (269)               (5)               --               (14)             (288)
Other income (expense)              201                29               102               (49)              283
                           -------------     -------------     -------------     -------------     -------------
Income before taxes        $      6,407      $        (53)     $      1,161      $     (2,313)     $      5,202
                           =============     =============     =============     =============     =============

NOTE C - INVENTORY

      Inventories at March 31, 2000 and December 31, 1999 were comprised of the following:

                                        March 31, 2000         December 31, 1999
                                        --------------         -----------------
                                         (unaudited)
      Raw materials                     $     36,333             $     31,715
      Work-in-process                         17,232                   17,172
      Finished goods                          10,677                   11,028
                                        -------------            -------------
                                        $     64,242             $     59,915
                                        =============            =============

NOTE D - ACQUISITIONS

      On July 1, 1999, the Company acquired all of the outstanding stock of NovaCare Orthotics and Prosthetics, Inc. ("NovaCare O&P") from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445,000, which consisted of the assumption of liabilities and other obligations of $38,400 and the balance in cash. Of the cash portion, $15,000 was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. If, as of July 1, 1999, the adjusted working capital of NovaCare O&P was less than approximately $94,000, the cash portion of the purchase price will be reduced by the amount of such deficiency. If, however, the adjusted working capital exceeded approximately $94,000, the cash portion will be increased by the amount of the excess. For purposes of this calculation, adjusted working capital will be comprised of cash in an amount of at least $2,000, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses to third-parties (excluding all inter-company obligations, accrued but unpaid taxes and the current portion of the promissory notes owed to sellers of businesses acquired by NovaCare O&P). The Company and NovaCare, Inc. have disagreed on the amount by which the cash portion of the purchase price will be required to be decreased based on the need for a post-closing working capital adjustment. It is expected that the final amount of the required working capital adjustment will be determined by an independent certified public accounting firm during the second quarter of 2000 in accordance with the dispute resolution arbitration mechanism provided for under the Agreement.

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

      The following represents the non-cash impact of the NovaCare O&P acquisition:

      Fair value of assets acquired, including goodwill       $ 496,224
      Liabilities assumed                                        82,358
                                                              ----------
      Cash paid                                               $ 413,866
                                                              ==========

      Included in liabilities assumed are restructure provisions which are more fully described in Note E. Additionally, certain contingent liabilities, more fully described in Note H, exist which, when resolved, may result in adjustment of the purchase price cost allocation.

      The following table summarizes the unaudited consolidated pro forma information, assuming all acquisitions had occurred at the beginning of each of the following periods:

                                                   Three Months Ended
                                                     March 31, 1999
                                                   ------------------
      Net sales                                        $ 117,211
                                                   ------------------
      Net (loss)                                       $  (3,157)
                                                   ------------------
      Net loss per common share - diluted (1)          $    (.13)
                                                   ------------------

(1) All other outstanding options and warrants are anti-dilutive due to the net loss for the Company for the three months ended March 31, 1999.

      Adjustments made in arriving at the unaudited consolidated pro forma results include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends and related tax adjustments.

      The unaudited consolidated pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of each period, nor are they indicative of the results of future combined operations or trends.

      Additionally, the Company paid, during the three month period ending March 31, 2000, approximately $1,293 related to seven orthotic and prosthetic companies acquired in years prior to 2000. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $1,293. Additional amounts aggregating approximately $18,879 may be paid in connection with earnout provisions contained in previous acquisition agreements.

NOTE E - INTEGRATION & RESTRUCTURING COSTS

      The Company had made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which has been substantially completed as of March 31, 2000. Since commencement of the plan of restructuring, the Company had transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. The Company has recorded a total of approximately $3,422 and $1,566 in accrued expenses and other liabilities, respectively, for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also has accrued a total of approximately $1,305
($796 after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of income.

      The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3,368 and is primarily a cash expense. Total employee terminations are expected to include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated and to be terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. Through the first quarter of 2000, approximately 201 employees were terminated including approximately 57 acquired corporate employees and 144 patient care center employees. During the first quarter of 2000, approximately 6 employees were terminated, including approximately 4 acquired corporate employees and 2 patient care center employees. Lease termination costs, for patient care centers to be closed, are estimated at $3,510, are cash expenses and are expected to be paid through 2003. No additional branches were closed during the first quarter of 2000.

      The components of the total restructuring accrual through March 31, 2000 are as follows:


                                Provisions
                                for existing     Provisions for                  Balance at
                                Hanger           NovaCare O&P                    March 31,
                                business         business           Payments       2000
                                ------------     --------------     --------     ----------
Employee severance costs          $   223        $ 3,145            $(3,020)     $   348
Lease terminiation and
  other exit costs                  1,040          2,470               (786)       2,724
                                  --------       --------           --------     --------
                                  $ 1,263        $ 5,615            $(3,806)     $ 3,072
                                  ========       ========           ========     ========


      Additionally, during the quarter ended March 31, 2000 in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $586 including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs are expensed as incurred and were recorded against operations.

NOTE F - NET INCOME PER COMMON SHARE

      The following sets forth the calculation of the basic and diluted income per common share amounts for the three month periods ended March 31, 2000 and 1999.

                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                      2000             1999
                                                      ----             ----
Net income (loss)                                   $      (279)    $     3,121
Less preferred stock accretion and
  dividends declared                                     (1,124)            ---
                                                    ------------    ------------
Income (loss) available to
  common stockholders used to
  compute basic per common share amounts                 (1,403)           3,121

Add back interest expense on convertible
  note payable, net of tax                                   63              15
                                                    ------------    ------------
Income (loss) available to common stockholders
  plus assumed conversions used to com-
  pute diluted per common share amounts             $    (1,340)    $     3,136
                                                    ============    ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                               18,910,002      18,800,158
Effect of convertible note payable                          ---          92,573
Effect of dilutive options                                  ---         718,177
Effect of dilutive warrants                                 ---         590,472
                                                    ------------    ------------
Shares used to compute dilutive per
  common share amounts (1)                           18,910,002      20,201,380
                                                    ============    ============

Basic income (loss) per common share                $      (.07)    $       .17
Diluted income (loss) per common share              $      (.07)    $       .15

(1) Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss for the Company for the three months ended March 31, 2000.

      Options to purchase 175,000 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted income per share for the three months ended March 31, 1999 because the options' prices were greater than the average market price of the common shares.

NOTE G - LONG TERM DEBT

      On June 16, 1999, the Company issued, in a private offering, $150,000 of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999.

      In connection with the acquisition of NovaCare O&P, the Company replaced its bank credit facility existing at June 30, 1999 with a new facility. The new bank credit facility consists of a $100,000 revolving credit facility, a $100,000 tranche A term facility and a $100,000 tranche B term facility. The revolving credit facility and the tranche A term facility mature on July 1, 2005 and currently carry an interest rate of adjusted LIBOR plus 3.0% or ABR plus 2.0%. The tranche B term facility will mature on January 1, 2007 and currently carries an interest rate of adjusted LIBOR plus 4.0% or ABR plus 3.0%. The bank credit facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends and contains certain affirmative and negative covenants customary in an agreement of this nature.

      The Company's total long term debt at March 31, 2000, including a current portion of approximately $25,006, was approximately $446,865. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $57,400 for the revolver; (iii) $97,500 for tranche A; (iv) $99,750 for tranche B; and
(v) a total of $42,215 of other indebtedness.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:

                                                     Three Months
                                                     Ended March 31,
                                                     -------------
                                                     2000     1999
                                                     ----     ----
Net sales                                            100.0%   100.0%
Cost of products and services sold                    49.8     50.6
Gross profit                                          50.2     49.4
Selling, general & administrative
  expenses                                            34.1     34.8
Depreciation and amortization                          2.4      2.0
Amortization of excess cost over net
  assets acquired                                      2.6      1.5
Integration costs                                       .5       --
Income from operations                                10.6     11.1
Interest expense, net                                  9.7       .6
Provision for income taxes                             1.2      4.2
Net income (loss)                                      (.2)     6.4

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

      NET SALES

      Net sales for the quarter ended March 31, 2000, were approximately $114.9 million, an increase of approximately $65.7 million, or 133.7%, over net sales of approximately $49.1 million for the quarter ended March 31, 1999. Contributing to the increase were (i) the acquisition of NovaCare O&P on July 1, 1999 and (ii) a 6.6% increase in sales by patient care centers operating during both quarters ("same store sales").

      GROSS PROFIT

      Gross profit in the quarter ended March 31, 2000 was approximately $57.7 million, an increase of approximately $33.4 million, or 137.8%, over gross profit of approximately $24.3 million for the quarter ended March 31, 1999. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 50.2% in the first quarter of 2000 from 49.4% in the first quarter of 1999. The increase in the gross profit margin is primarily a result of the NovaCare O&P acquisition which was entirely patient care services. Patient care services historically have experienced higher gross profit margins than distribution and manufacturing operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses in the quarter ended March 31, 2000 increased by approximately $22.1 million, or 129.1%, compared to the quarter ended March 31, 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 34.1% in the first quarter of 2000 compared to 34.8% for same period in 1999. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of (i) the acquisition of NovaCare O&P, which has lower selling, general and administrative expenses as a percent of net sales than the Company on a consolidated basis and (ii) the elimination of duplicative overhead and corporate field personnel.

      INTEGRATION COSTS

      During the quarter ended March 31, 2000, the Company recognized approximately $.6 million of integration costs in connection with its acquisition of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

      INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations in the quarter ended March 31, 2000 was approximately $12.2 million, an increase of $6.8 million, or 124.1%, over the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 10.6% in the first quarter of 2000 from 11.1% for the prior year's comparable period.

      INTEREST EXPENSE, NET

      Net interest expense in the first quarter of 2000 was approximately $11.2 million, an increase of approximately $10.9 million over the approximately $.3 million incurred in the first quarter of 1999. Interest expense as a percentage of net sales increased to 9.7% from .6% for the same period a year ago. The increase in interest expense was primarily attributable to $254.7 million borrowed under a bank credit facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P.

      INCOME TAXES

      The Company's effective tax rate was 126% in the first quarter of 2000 versus 40% in 1999. The increase in the first quarter of 2000 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income, primarily attributable to the acquisition of NovaCare O&P. The provision for income taxes in the first quarter of 2000 was approximately $1.3 million compared to approximately $2.1 million for the first quarter of 1999.

      NET INCOME (LOSS)

      As a result of the above, the Company recorded net loss of approximately $.3 million, or $.07 loss per dilutive common share, in the quarter ended March 31, 2000, compared to net income of $3.1 million, or $.15 per dilutive common share, in the quarter ended March 31, 1999. Net income for the quarter ended March 31, 2000, excluding the integration costs, would have been $41,000, or ($.05) loss per dilutive common share after the effect of the preferred stock dividend.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's consolidated working capital at March 31, 2000 was approximately $114.3 million and cash and cash equivalents available were approximately $1.9 million. The Company's cash resources were satisfactory to meet its obligations for the quarter ended March 31, 2000.

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

      The Company's total long term debt at March 31, 2000, including a current portion of approximately $25.0 million, was approximately $446.9 million. Such indebtedness included: (i) $150.0 of 11.25% million Senior
Subordinated Notes due 2009 (ii) $57.4 million for the Revolving Credit Facility; (iii) $97.5 million for Tranche A Term Facility; (iv) $99.8 million for Tranche B Term Facility; and (v) a total of $42.2 million of other indebtedness.

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

      On July 1, 1999, the Company acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445.0 million, which consisted of the assumption of liabilities and other obligations of $38.4 million and the balance in cash. Of the cash portion, $15.0 million was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. If, as of July 1, 1999, the adjusted working capital of NovaCare O&P was less than approximately $94.0 million, the cash portion of the purchase price will be reduced by the amount of such deficiency. If, however, the adjusted working capital exceeded approximately $94.0 million, the cash portion will be increased by the amount of the excess. For purposes of this calculation, adjusted working capital will be comprised of cash in an amount of at least $2.0 million, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses to third-parties (excluding all inter-company obligations, accrued but unpaid taxes and the current portion of the promissory notes owed to sellers of businesses acquired by NovaCare O&P). The Company and NovaCare, Inc. have disagreed on the amount by which the cash portion of the purchase price will be required to be decreased based on the need for a post-closing working capital adjustment. It is expected that the final amount of the required working capital adjustment will be determined by an independent certified public accounting firm during the second quarter of 2000 in accordance with the dispute resolution arbitration mechanism provided for under the Agreement.

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

      The  Company  is  engaged  in  ongoing   discussions   with  prospective
acquisition candidates. The Company plans to continue to expand its operations through strategic acquisitions.

      INTEGRATION AND RESTRUCTURING COSTS

      The Company had made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which is substantially complete. Since commencement of the plan of restructuring, the Company has transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. During 1999, the Company recorded approximately $5.6 million in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also accrued approximately $1.3 million ($.8 million after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of income.

      The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3.4 million and is primarily a cash expense. Total expected employee terminations include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. Through the first quarter of 2000, approximately 201 employees were terminated including approximately 57 acquired corporate employees and 144 patient care center employees. During the first quarter of 2000, approximately 6 employees were terminated, including approximately 4 acquired corporate employees and 2 patient care center employees. Lease termination costs for patient care centers to be closed, are estimated at $3.5 million, are cash expenses and are expected to be paid through 2003. Through the three months ended March 31, 2000, 43 patient care centers were closed. No additional branches were closed during the first quarter of 2000.

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

      Additionally, in relation to the acquisition of NovaCare O&P, through the first quarter of 2000, the Company recorded integration costs of approximately $5.6 million including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition.

      NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," then amended by Financial Accounting Standards Board, SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, and amendment of FASB No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

      Not applicable.

                          PART II. OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.  The following exhibits are filed herewith:

            EXHIBIT NO.       DOCUMENT

                  3 Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999.

                  10 Amended and Restated Credit Agreement, dated as of March 29, 2000, among the Registrant, various bank lenders, The Chase Manhattan Bank (as
                              Administrative Agent and Collateral Agent) , Bankers Trust Company, (as Syndication Agent) and Paribas (as Documentation Agent).

                  27          Financial Data Schedule.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HANGER ORTHOPEDIC GROUP, INC.


Date:  May 11, 2000                       /s/IVAN R. SABEL
                                          ----------------
                                          Ivan R. Sabel
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Date:  May 11, 2000                       /s/RICHARD A. STEIN
                                          -------------------
                                          Richard A. Stein
                                          Executive Vice President - Finance,
                                          Principal Financial and
                                          Accounting Officer