Form 10-Q
period 2000-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2000-08-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  JUNE 30, 2000
                                    -------------
                                      OR

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2000; 18,910,002 shares of common stock, $.01 par value per share.

                         HANGER ORTHOPEDIC GROUP, INC.

                                     INDEX


                                     INDEX
                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - June 30, 2000
  (unaudited) and December 31, 1999                                         1

Consolidated Statements of Income for the three
  months ended June 30, 2000 and 1999 (unaudited)                           3

Consolidated Statements of Income for the six
  months ended June 30, 2000 and 1999 (unaudited)                           4

Consolidated Statements of Cash Flows for the six
  months ended June 30, 2000 and 1999 (unaudited)                           5

Notes to Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              24

Item 4.     Submission of Matters to a Vote of Security Holders            24

Item 6.     Exhibits and Reports on Form 8-K                               25

SIGNATURES                                                                 26

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                           June 30,                 December 31,
                                                             2000                     1999
                                                         -------------             -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $   3,289                 $   5,735
  Accounts receivable less allowance for
    doubtful accounts of $15,153 and $17,866
    in 2000 and 1999, respectively                         112,249                   103,125
  Inventories                                               67,878                    59,915
  Prepaid expenses and other assets                         17,715                     5,222
  Income taxes receivable                                    4,535                     3,644
  Deferred income taxes                                      8,125                    11,778
                                                         ----------                ----------
     Total current assets                                  213,791                   189,419
                                                         ----------                ----------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                       4,177                     4,177
  Buildings                                                  8,902                     8,886
  Machinery and equipment                                   29,139                    26,677
  Furniture and fixtures                                     9,563                     8,629
  Leasehold improvements                                    15,578                    13,004
                                                         ----------                ----------
                                                            67,359                    61,373
Less accumulated depreciation and amortization              19,849                    15,269
                                                         ----------                ----------
                                                            47,510                    46,104
                                                         ----------                ----------

INTANGIBLE ASSETS
  Excess of cost over net assets acquired                  478,755                   498,612
  Non-compete agreements                                     1,551                     2,019
  Patents                                                    9,835                     9,768
  Assembled Work Force                                       7,000                     7,000
  Other intangible assets                                   17,111                    15,833
                                                         ----------                ----------
                                                           514,252                   533,232
  Less accumulated amortization                             27,667                    20,412
                                                         ----------                ----------

                                                           486,585                   512,820
                                                         ----------                ----------

OTHER ASSETS
  Other                                                      1,590                     1,738
                                                         ----------                ----------

TOTAL ASSETS                                             $ 749,476                 $ 750,081
                                                         ==========                ==========

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                           June 30,                 December 31,
                                                             2000                     1999
                                                         -------------             -------------
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                      $  29,591                 $  25,406
  Accounts payable                                          18,538                    16,714
  Accrued expenses                                           6,130                     5,445
  Accrued interest payable                                   7,441                     4,768
  Accrued wages and payroll taxes                           11,912                    18,658
                                                         ----------                ----------

    Total current liabilities                               73,612                    70,991
                                                         ----------                ----------


Long-term debt                                             421,162                   426,211
Deferred income taxes                                       13,481                    13,481
Other liabilities                                            4,837                     5,141

7% Redeemable Preferred Stock,
  liquidation preference of $1,000 per share                63,647                    61,343

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 60,000,000 shares
    authorized, 19,043,497 and 19,043,497 shares
    issued, and 18,910,002 and 18,910,002 shares
     outstanding in 2000 and 1999                              190                       190
  Additional paid-in capital                               146,498                   146,498
  Retained earnings                                         26,705                    26,882
                                                         ----------                ----------

                                                           173,393                   173,570

Treasury stock, at cost (133,495 shares)                      (656)                     (656)
                                                         ----------                ----------

                                                           172,737                   172,914

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY                           $  749,476                $ 750,081
                                                         ==========                ==========

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                         2000                    1999
                                                         ----                    ----

Net Sales                                                $   125,872               $    56,417

Cost of products and services sold                            60,310                    27,555
                                                         ------------              ------------

Gross profit                                                  65,562                    28,862

Selling, general & administrative expenses                    42,833                    18,052
Integration costs                                               502
Depreciation and amortization                                  2,939                     1,021
Amortization of excess cost over net assets acquired           2,796                       756
                                                         ------------              ------------

Income from operations                                        16,492                     9,033
Other expense:
    Interest expense, net                                    (10,951)                     (787)
    Other, net                                                   (31)                     (137)
                                                         ------------              ------------
Income before income taxes                                     5,510                     8,109

Provision for income taxes                                     3,103                     3,234
                                                         ------------              ------------

Net income                                               $     2,407               $     4,875
                                                         ============              ============

BASIC PER COMMON SHARE DATA
Net income                                               $       .06               $       .26
                                                         ============              ============
Shares used to compute basic per common
    share amounts                                         18,910,002                18,846,547
                                                         ============              ============

DILUTED PER COMMON SHARE DATA
Net income                                               $       .06               $       .24
                                                         ============              ============
Shares used to compute diluted per common share
    amounts  *                                            19,154,415                20,023,628
                                                         ============              ============

* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive.

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED June 30, 2000 and 1999
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                                2000                    1999
                                                                ----                    ----

Net Sales                                                $   240,740               $   105,562

Cost of products and services sold                           117,494                    52,444
                                                         ------------              ------------
Gross profit                                                 123,246                    53,118

Selling, general & administrative expenses                    82,008                    35,151
Integration costs                                              1,088
Depreciation and amortization                                  5,656                     1,984
Amortization of excess cost over net assets acquired           5,787                     1,498
                                                         ------------              ------------
Income from operations                                        28,707                    14,485
Other expense:
  Interest expense, net                                     (22,109)                    (1,075)
  Other, net                                                    (33)                       (99)
                                                         ------------              ------------
Income before income taxes                                     6,565                    13,311

Provision for income taxes                                     4,438                     5,315
                                                         ------------              ------------

Net income                                               $     2,127               $     7,996
                                                         ============              ============

BASIC PER COMMON SHARE DATA
Net income (loss)                                        $      (.01)              $       .42
                                                         ============              ============
Shares used to compute basic per common
  share amounts                                           18,910,002                18,823,480
                                                         ============              ============

DILUTED PER COMMON SHARE DATA
Net income (loss)                                        $      (.01)             $        .40
                                                         ============              ============
Shares used to compute diluted per common share
  amounts *                                               18,910,002                20,131,175
                                                         ============              ============

* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss for the Company for the six months ended June 30, 2000.

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED June 30, 2000 and 1999
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                                2000                    1999
                                                                ----                    ----

Cash flows from operating activities:
    Net income                                              $  2,127               $  7,996

Adjustments  to  reconcile  net  income  to net
  cash  provided  by  (used  in) operating activities:
    Provision for bad debt                                      8,106                 4,226
    Deferred income taxes                                       3,653                   ---
    Depreciation and amortization                               5,656                 1,984
    Amortization of excess cost over net
      assets acquired                                           5,787                 1,498
    Amortization of debt issue costs                              965                   ---
    Changes in assets and liabilities, net
      of effect from acquired companies:
        Accounts receivable                                   (17,080)               (8,374)
        Inventory                                              (7,913)               (3,572)
        Prepaid and other assets                               (3,769)               (1,218)
        Other assets                                              146                  (657)
        Accounts payable                                        1,797                 1,988
        Accrued expenses                                        1,286                 1,730
        Accrued wages and payroll taxes                        (6,794)                 (282)
        Other liabilities                                        (222)               (1,121)
                                                            ----------             ---------
          Total adjustments                                   (8,382)                (3,798)
                                                            ----------             ---------
Net cash provided by (used in) operating activities           (6,255)                 4,198
                                                            ----------             ---------

Cash flows provided by (used in) investing activities:
  Purchase of fixed assets                                    (5,934)                (2,557)
  Acquisitions, net of cash acquired                          (4,550)                (8,950)
  Cash received pursuant to purchase price adjustment         15,000                     ---
                                                           ----------              ---------

Net cash provided by (used in) investing activities            4,516                 (11,507)
                                                           ----------              ----------

                                   Continued

The accompany notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED June 30,
          (Dollars In Thousands, Except Shares and Per Share Amounts)
                                  (unaudited)

                                                                2000                    1999
                                                                ----                    ----

Cash flows provided by (used in) financing activities:
  Net borrowings under revolving credit facility                $ 13,400               $  21,157
  Repayment of term loans                                         (5,500)                    ---
  Proceeds from sale of common stock                                545
  Proceeds from long-term debt                                  150,000
  Repayment of long-term debt                                     (7,352)                 (2,239)
  Increase in debt issue costs                                    (1,255)                (12,175)
                                                                ---------              ----------
Net cash provided by (used in) financing activities                 (707)                157,288
                                                                ---------              ----------

Net change in cash and cash equivalents for the period            (2,446)                149,978
Cash and cash equivalents at beginning of period                   5,735                   9,683
                                                                ---------              ----------
Cash and cash equivalents at end of period                      $  3,289               $ 159,661
                                                                =========              ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                    $ 19,373               $     422
                                                                =========              ==========
    Taxes                                                       $  2,137               $   2,504
                                                                =========              ==========

Non-cash financing and investing activities:
  Issuance of common stock in connection with
    acquisitions                                                $     ---              $    500
                                                                =========              =========
  Issuance of notes in connection with acquisitions             $    924               $  1,026
                                                                =========              =========
  Issuance of common stock in repayment of debt                 $     ---              $    168
                                                                =========              =========
  Dividends declared on preferred stock                         $  2,267               $     ---
                                                                =========              =========
  Accretion of  preferred stock                                 $     37               $     ---
                                                                =========              =========
  Notes received pursuant to purchase price adjustment          $  9,700               $     ---
                                                                =========              =========

The accompany notes are an integral part of the consolidated financial statements.

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

      These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. ("Hanger" or the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

NOTE B - SEGMENT AND RELATED INFORMATION

      The Company evaluates segment performance and allocates resources based on the segments' EBITDA. "EBITDA" is defined as income from operations before depreciation, amortization, and integration costs. EBITDA is not a recognized measure of performance under Generally Accepted Accounting Principles
("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. "Other" EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

      Summarized financial information concerning the Company's reportable segments is shown in the following table:

                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Three Months
Ended June 30, 2000
-------------------
Net Sales
  Customers                $ 116,004          $   2,598          $  7,270        $      ---       $ 125,872
                           ==========         ==========        ==========       ==========       ==========
  Intersegments            $      ---         $   4,057         $  12,951        $ (17,008)       $      ---
                           ==========         ==========        ==========       ==========       ==========
EBITDA                     $  27,618          $  (1,219)        $   1,816        $  (5,486)       $  22,729
Restructuring costs and
  integration expense            257                  --               ---             245              502
Depreciation and
  amortization                 4,781                607               101              246            5,735
Interest expense, net         24,345                  4                 --         (13,398)          10,951
Other (income) expense           (23)                16                38                --              31
Income before taxes        $  (1,742)         $  (1,846)        $   1,677        $   7,421        $   5,510
                           ==========         ==========        ==========       ==========       ==========

THREE MONTHS
ENDED JUNE 30, 1999
Net Sales
  Customers                $  44,918          $   2,794         $   8,705        $     ---        $  56,417
                           ==========         ==========        ==========       ==========       ==========
  Intersegments            $     ---          $   1,536         $   5,674        $  (7,210)       $      ---
                           ==========         ==========        ==========       ==========       ==========
EBITDA                     $  10,795          $     519         $   1,436        $  (1,940)       $  10,810
Depreciation and
  amortization                 1,260                400                43               74            1,777
Interest expense, net            250                  4                ---             533              787
Other expense (income)            20                 21              (117)             213              137
Income before taxes        $   9,265          $      94         $   1,510        $  (2,760)       $   8,109
                           ==========         ==========        ==========       ==========       ==========


                           Practice
                           Management
                           And Patient
                           Care Centers      Manufacturing     Distribution         Other              Total
                           ------------      -------------     ------------         -----              -----
Three Months
Ended June 30, 2000
-------------------
Net Sales
  Customers                $ 221,459          $   4,990        $   14,291        $       ---       $  240,740
                           ==========         ==========       ===========       ===========       ===========
  Intersegments            $      ---         $   7,624        $   26,523        $  (34,147)       $       ---
                           ==========         ==========       ===========       ===========       ===========
EBITDA                     $  49,632          $  (1,222)       $    3,716        $  (10,888)       $   41,238
Restructuring costs and
  integration expense            747                  --                6               335             1,088
Depreciation and
  amortization                 9,918                902               152               471            11,443
Interest expense, net         25,047                  7                 --           (2,945)           22,109
Other expense                     14                 18                 1                 --               33
Income before taxes        $  13,906          $  (2,149)       $    3,557        $   (8,749)       $    6,565
                           ==========         ==========       ===========       ===========       ===========

SIX MONTHS
ENDED JUNE 30, 1999
Net Sales
  Customers                $  85,107          $   5,397        $   15,058        $       ---       $  105,562
                           ==========         ==========       ===========       ===========       ===========

  Intersegments            $      ---         $   2,662        $   10,821        $  (13,483)       $       ---
                           ==========         ==========       ===========       ===========       ===========
EBITDA                     $  18,500          $     827        $    2,535        $   (3,895)       $   17,967
Depreciation and
  amortization                 2,490                785                82               125             3,482
Interest expense, net            519                 10                ---              546             1,075
Other (income) expense          (181)                (8)             (219)              507                99
Income before taxes        $  15,672          $      40        $     2,672       $   (5,073)       $   13,311
                           ==========         ==========       ===========       ===========       ===========

NOTE C - INVENTORY

      Inventories at June 30, 1999 and December 31, 1998 were comprised of the following:

                                        June 30, 2000          December 31, 1998
                                        -------------          -----------------
                                         (unaudited)

      Raw materials                     $40,775                          $31,715
      Work-in-process                    17,155                            17,172
      Finished goods                      9,948                           11,028
                                        ---------                         --------
                                        $67,878                           $59,915
                                        =======                           =======

NOTE D - ACQUISITIONS

      On July 1, 1999, the Company acquired all of the outstanding stock of NovaCare Orthotics and Prosthetics, Inc. ("NovaCare O&P") from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445,000, which consisted of the assumption of liabilities and other obligations of $38,400 and the balance in cash. Of the cash portion, $15,000 was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. On May 22, 2000, an arbitrator awarded the Company $25,104 as a result of the working capital deficiency from the purchase of NovaCare O&P. During the second quarter 2000, the Company received $15,000 of the award from escrow, and approximately $600 in interest on the escrow was recorded as interest income. Also during the second quarter of 2000, Hanger executed an agreement to settle the balance of the arbitration award with NovaCare, Inc. for $9,700, of which $6,000 was received on July 3, 2000, and $3,700 was in the form of a promissory note to be paid by the end of the fiscal year. The promissory note is secured and paid on a monthly basis of approximately $617 plus interest computed at a per annum rate of 7%. Amounts received and to be received under the arbitration and settlement agreements of $24,700 have been recorded as a reduction to "Excess cost over net assets acquired" in the accompanying consolidated balance sheet at June 30, 2000.

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

      The following table summarizes the unaudited consolidated pro forma information, assuming the acquisition had occurred at the beginning of the following period:

                                                   Six Months Ended
                                                     June 30, 1999
                                                   ------------------
     Net sales                                         $241,238
            ----------------------------------------------------
     Net (loss)                                        $ (4,599)
            ----------------------------------------------------
     Net loss per common share - diluted (1)           $   (.36)
            ----------------------------------------------------

(1) Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive. All outstanding options and warrants are anti-dilutive due to the net loss for the Company for the six months ended June 30, 1999.

      Adjustments made in arriving at the unaudited consolidated pro forma results include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends and related tax adjustments.

      The unaudited consolidated pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of the period, nor are they indicative of the results of future combined operations or trends.

      Additionally, the Company paid, during the six month period ending June 30, 2000, approximately $3,935 related to 38 orthotic and prosthetic companies acquired in years prior to 2000. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired. Additional amounts aggregating approximately $16,487 may be paid in connection with earnout provisions contained in previous acquisition agreements.

NOTE E -INTEGRATION & RESTRUCTURING COSTS

      In connection with the acquisition of NovaCare O&P, the Company implemented a restructuring plan on July 1, 1999. The plan contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions of the Company and NovaCare O&P. The costs associated with the former NovaCare O&P centers were recorded in connection with the purchase price allocation on July 1, 1999. The costs associated with the existing Hanger centers were charged to operations during the third quarter of 1999.

      The restructuring plan provided for the closure of 54 patient-care centers and the termination of 225 employees. Through June 30, 2000, 43 of the patient-care centers have been closed and 210 employees have been terminated. Management reasonably expects to have the remaining patient-care centers closed and employees severed by the end of 2000. Lease payments on closed patient care centers are expected to be paid through 2003.

      The components of the total restructuring reserve through June 30, 2000 are as follows:

                                                      Lease
                                  Employee            Termination and          Total
                                  Severance           Other Exit               Restructuring
                                  Costs               Costs                    Reserve
                                  ---------           ---------------          -------------

Balance at December 31, 1999      $1,600              $2,992                   $ 4, 592

Year-to-date Spending             (1,363)               (430)                  $ (1,793)
                                  -------             -------                  ---------
Balance at June 30, 2000          $  237              $2,562                   $  2,799
                                  =======             =======                  =========

      Additionally, during the three and six-month periods ended June 30, 2000, the Company recorded integration costs of $502 and $1,088, respectively, related to the acquisition of NovaCare O&P. Integration costs include costs of changing patient care center names, payroll and related benefits conversion costs, stay-pay bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs are expensed as incurred.

NOTE F - NET INCOME PER COMMON SHARE

      The following sets forth the calculation of the basic and diluted income per common share amounts for the three and six month periods ended June 30, 2000 and 1999.

                                                           Three Months Ended              Six Months Ended
                                                                 June 30                        June 30
                                                      -----------------------------   -----------------------------
                                                           2000            1999            2000           1999
                                                      -------------   -------------   -------------   -------------
Net income                                            $      2,407      $       4,875     $     2,127       $      7,996
Less preferred stock accretion and
  dividends declared                                        (1,181)                ---          (2,304)               ---
                                                      -------------      -------------    -------------     -------------
Income (loss) available to
  common stockholders used to
  compute basic per common share amounts                     1,226              4,875             (177)            7,996

Add back interest expense on convertible
  note payable, net of tax (2)                                  15                 15                --               27
                                                      -------------      -------------    -------------     -------------
Income (loss) available to common stockholders
  plus assumed conversions used to com-
  pute diluted per common share amounts (1)           $      1,241       $      4,890     $       (177)      $     8,023
                                                      =============      =============    =============      ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                                  18,910,002         18,846,547       18,910,002        18,823,480
Effect of convertible note payable (2)                      69,430             92,573                --           92,573
Effect of dilutive options (2)                             103,140            559,995                --          654,173
Effect of dilutive warrants (2)                             71,843            524,513                --          560,949
                                                      -------------      -------------    -------------     -------------

Shares used to compute dilutive per
  common share amounts (1)                              19,154,415         20,023,628       18,910,002        20,131,175
                                                      =============      =============    =============     =============

Basic income (loss) per common share                  $        .06       $        .26     $       (.01)     $        .42

Diluted income (loss) per common share                $        .06       $        .24     $       (.01)     $        .40

(1) Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive.

(2) All options, warrants and convertible notes payable are anti-dilutive due to the net loss for the Company for the six months ended June 30, 2000.

      Options to purchase 243,000 and 2,835,963 shares of common stock were outstanding at June 30, 1999 and 2000, respectively, but were not included in the computation of diluted income per share for the three and six month ended June 30, 1999 and 2000, because the options' prices were greater than the average market price of the common shares.

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

      The Company's total long term debt at June 30, 2000, including a current portion of approximately $29,591, was approximately $450,753. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $68,400 for the revolver; (iii) $95,000 for tranche A; (iv) $99,500 for tranche B; and
(v) a total of $37,853 of other indebtedness.

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

NOTE I - NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:


                                                      Three Months                        Six Months
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                     --------------                     --------------
                                                     2000     1999                      2000     1999
                                                     ----     ----                      ----     ----

Net sales                                            100.0%   100.0%                    100.0%   100.0%
Cost of products and services sold                     47.9    48.8                      48.8     49.7
Gross profit                                           52.1    51.2                      51.2     50.3
Selling, general & administrative
  expenses                                             34.0    32.0                      34.1     33.3
Depreciation and amortization                           2.3     1.8                       2.3      1.9
Amortization of excess cost over net
  assets acquired                                       2.2     1.3                       2.4      1.4
Integration costs                                        .4      --                        .5       --
Income from operations                                 13.1    16.0                      11.9     13.7
Interest expense, net                                   8.7     1.4                       9.2      1.0
Provision for income taxes                              2.5     5.7                       1.8      5.0
Net income (loss)                                       1.9     8.6                        .9      7.6


      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999
 ------------------------------------------------------------------------------

    NET SALES

      Net sales for the quarter ended June 30, 2000, were approximately $125.9 million, an increase of approximately $69.5 million, or 123.1%, over net sales of approximately $56.4 million for the quarter ended June 30, 1999.
Contributing to the increase were (i) net sales at patient care facilities acquired subsequent to June 30, 1999, most of which was acquired when Hanger acquired NovaCare O&P on July 1, 1999, and (ii) a 10.2% increase in net sales at patient care centers owned and operated by Hanger and NovaCare O&P during both quarters ("same store sales").

    GROSS PROFIT

      Gross profit in the quarter ended June 30, 2000 was approximately $65.6 million, an increase of approximately $36.7 million, or 127.2%, over gross profit of approximately $28.9 million for the quarter ended June 30, 1999. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 52.1% in the second quarter of 2000 from 51.2% in the second quarter of 1999. The increase in the gross profit margin is primarily a result of the NovaCare O&P acquisition which was entirely patient care services. Patient care services historically have experienced higher gross profit margins than distribution and manufacturing operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses in the quarter ended June 30, 2000 increased by approximately $24.8 million, or 137.3%, compared to the quarter ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 34.0% in the second quarter of 2000 compared to 32% for same period in 1999. The increase in selling, general and administrative expenses, both in dollar amount and as a percent of net sales is primarily the result of Hanger's acquisition of NovaCare O&P.

     INTEGRATION COSTS

      During  the  quarter  ended  June  30,  2000,  the  Company   recognized
approximately $.5 million of integration costs in connection with its acquisition of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

    INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations in the quarter ended June 30, 2000 was approximately $16.5 million, an increase of $7.5 million, or 82.6%, over the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 13.1% in the second quarter of 2000 from 16% for the prior year's comparable period.

    INTEREST EXPENSE, NET

      Net interest expense in the second quarter of 2000 was approximately $11.0 million, an increase of approximately $10.2 million over approximately $.8 million incurred in the second quarter of 1999. Interest expense as a percentage of net sales increased to 8.7% from 1.4% for the same period a year ago. The increase in interest expense was primarily attributable to $262.9 million borrowed under a bank credit facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P.

    INCOME TAXES

      The Company's effective tax rate was 56.3% in the second quarter of 2000 versus 40% in 1999. The increase in the second quarter of 2000 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income, primarily attributable to the acquisition of NovaCare O&P. The provision for income taxes in the second quarter of 2000 was approximately $3.1 million compared to approximately $3.2 million for the second quarter of 1999.

    NET INCOME

      As a result of the above, the Company recorded net income of approximately $2.4 million, or $.06 per dilutive common share, in the quarter ended June 30, 2000, compared to net income of $4.9 million, or $.24 per dilutive common share, in the quarter ended June 30, 1999. Net income for the quarter ended June 30, 2000, excluding the integration costs, would have been $2.7 million, or $.08 per dilutive common share after the effect of the preferred stock dividend.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------

    NET SALES

      Net sales for the six months ended June 30, 2000, were approximately $240.7 million, an increase of approximately $135.2 million, or 128.1%, over net sales of approximately $105.6 million for the six months ended June 30, 1999. Contributing to the increase were (i) net sales at patient care facilities acquired subsequent to June 30, 1999, most of which were acquired when Hanger acquired NovaCare O&P on July 1, 1999, and (ii) a 6.6% increase in sales by patient care centers owned and operated by Hanger and NovaCare O&P during both quarters ("same store sales").

    GROSS PROFIT

      Gross profit in the six months ended June 30, 2000 was approximately $123.2 million, an increase of approximately $70.1 million, or 132%, over gross profit of approximately $53.1 million for the quarter ended June 30, 1999. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 51.2% in the second quarter of 2000 from 50.3% in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the six months ended June 30, 2000 increased by approximately $46.9 million, or 133.3%, compared to the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 34.1% in the six months ended June 30, 2000 compared to 33.3% for same period in 1999. The increase in selling, general and administrative expenses, both in dollar amount and as a percent of net sales is primarily the result of Hanger's acquisition of NovaCare O&P.

     INTEGRATION COSTS

      During the quarter ended June 30, 2000, the Company recognized approximately $1.1 million of integration costs in connection with its acquisition of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."


    INCOME FROM OPERATIONS

      Principally as a result of the above, income from operations for the six months ended June 30, 2000 was approximately $28.7 million, an increase of $14.2 million, or 98.2%, over the prior year's comparable six month period. Income from operations as a percentage of net sales decreased to 11.9% in the six month period ended June 30, 2000 from 13.7% for the prior year's comparable period.

    INTEREST EXPENSE, NET

      Net interest expense in the six month period ended June 30, 2000 was approximately $22.0 million, an increase of approximately $21 million over the approximately $1.1 million incurred in the six month period ended June 30, 1999. Interest expense as a percentage of net sales increased to 9.2% from 1.0% for the same period a year ago. The increase in interest expense was primarily attributable to $262.9 million borrowed under a bank credit facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P.

    INCOME TAXES

      The Company's effective tax rate was 67.6% in the six month period ended June 30, 2000 versus 40% in 1999. The increase in the six month period ended June 30, 2000 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income, primarily attributable to the acquisition of NovaCare O&P. The provision for income taxes in the six month period ended June 30, 2000 was approximately $4.4 million compared to approximately $5.3 million for the six month period ended June 30, 1999.

    NET INCOME (LOSS)

      As a result of the above, the Company recorded net income of approximately $2.1 million, or $(.01) loss per dilutive common share which reflects the accrual of the preferred stock dividend, in the six month period ended June 30, 2000, compared to net income of $8.0 million, or $.40 per dilutive common share, in the six month period ended June 30, 1999. Net income for the six months ended June 30, 2000, excluding the integration costs, would have been $2.7 million, or $.08 per dilutive common share after the effect of the preferred stock dividend.




    LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated working capital at June 30, 2000 was approximately $140.2 million and cash and cash equivalents available were approximately $3.3 million. The Company's cash resources were satisfactory to meet its obligations for the quarter ended June 30, 2000.

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

      The Company's total long term debt at June 30, 2000, including a current portion of approximately $29.6 million, was approximately $450.7 million. Such indebtedness included: (i) $150.0 of 11.25% million Senior Subordinated Notes due 2009 (ii) $68.4 million for the Revolving Credit Facility; (iii) $95.0 million for Tranche A Term Facility; (iv) $99.5 million for Tranche B Term Facility; and (v) a total of $37.8 million of other indebtedness.

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

      On July 1, 1999, the Company acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445.0 million, which consisted of the assumption of liabilities and other obligations of $38.4 million and the balance in cash. Of the cash portion, $15.0 million was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. Reference is made to the discussion under "Arbitration of Dispute Regarding Adjusted Working Capital of NovaCare O&P and Subsequent Litigation" below for information regarding post closing adjustments.

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

      The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3.4 million and is primarily a cash expense. Total expected employee terminations include approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated at patient-care centers include most, if not all, employees at each patient care center to be closed. Through the second quarter of 2000, approximately 210 employees were terminated including approximately 66 acquired corporate employees and 144 patient care center employees. During the second quarter of 2000, approximately 9 employees were terminated, all of whom were acquired corporate employees. Lease termination costs for patient care centers to be closed, are estimated at $3.5 million, are cash expenses and are expected to be paid through 2003. Through the six months ended June 30, 2000, 43 patient care centers were closed. No additional branches were closed during the second quarter of 2000. Management reasonably expects to have the remaining patient care centers closed and employees severed by the end of 2000.

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

      Additionally, in relation to the acquisition of NovaCare O&P, through the second quarter of 2000, the Company recorded integration costs of approximately $6.1 million including costs of changing patient care center names, payroll and related benefits conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition.

ARBITRATION OF DISPUTE REGARDING ADJUSTED WORKING CAPITAL OF NOVACARE O&P AND SUBSEQUENT LITIGATION

      As stated above, on July 1, 1999, Hanger acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. ("NovaCare") pursuant to a Stock Purchase Agreement, dated April 2, 1999 and amended on May 19, 1999 and June 30, 1999, by and among NovaCare, NC Resources, Inc., Hanger and HPO Acquisition Corporation (the "Agreement"). The purchase price paid by Hanger was $445 million, subject to adjustment to the extent that NovaCare O&P's adjusted working capital at June 30, 1999 was less or greater than $93,982,000. Of the purchase price paid by Hanger, $15 million was placed in escrow with U.S. Bank Trust National Association (the "Exchange Agent") pending the determination of such amount of adjusted working capital. Hanger and NovaCare disagreed regarding the determination of the amount of NovaCare O&P adjusted working capital and on February 25, 2000, Hanger and NovaCare submitted the matter to the independent accounting firm of KPMG LLP ("KPMG") in accordance with the dispute resolution arbitration mechanism provided under the Agreement. The Agreement provided that such arbitrator's determination would be conclusive and binding upon the parties.

      On May 22, 2000, KPMG issued its report concluding that NovaCare O&P's adjusted working capital at June 30, 1999 was approximately $68,878,000 and that Hanger was entitled to the working capital deficiency of approximately $25,104,000, representing the required decrease in the purchase price previously paid by Hanger for NovaCare O&P. On May 25, 2000, at the request of Hanger and in view of the conclusion in KPMG's report that the "Total Working Capital Deficiency shall be returned to Hanger Orthopedic Group, Inc.," the Escrow Agent released the $15 million of escrowed funds to Hanger. Pursuant to the Agreement, Hanger was entitled to receive the approximately $10,104,000 balance of the working capital deficiency on or before June 21, 2000, which was 30 days after the date of the KPMG determination.

      On June 5, 2000 NovaCare (the name of which was recently changed to NAHC, Inc.), filed a Complaint in the Court of Chancery of the State of Delaware in and for New Castle County against Hanger, its subsidiary HPO Acquisition Corp. and the Escrow Agent alleging the wrongful release of the escrowed funds and seeking the return of such escrowed funds to the Escrow Agent. On June 9, 2000, Hanger filed an answer and counterclaim requesting the Court to dismiss the Complaint and confirm the entire KPMG award.

      On June 30, 2000, Hanger entered into a Settlement Agreement with NovaCare providing for dismissal of the litigation and execution of a mutual release relating to currently unknown matters arising from the acquisition. In addition, the Settlement Agreement provided that of the $10.1 million owed by NovaCare to Hanger, $6 million would be paid immediately by NovaCare to Hanger and NovaCare would execute a collateralized promissory note in the principal amount of $3.7 million, plus 7% annual interest, payable monthly over the following six months. Actual payment of the $6 million was received by Hanger on July 3, 2000. In connection with the settlement, Hanger was confident that it would have prevailed in the litigation. However, in view of the time that would have been involved in obtaining a favorable result and NovaCare's inability to pay the full $10 million at the time the Settlement Agreement was entered into, Hanger determined it would be prudent to enter into such agreement, under which Hanger gave NovaCare a $400,000 discount in exchange for the immediate payment of $6 million and the greater certainty of receiving $3.7 million under the promissory note.

    NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

    OTHER

      Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

      Based on the Company's experience in 2000, its operations have not been adversely affected to date by Year 2000 or leap year problems. The total costs for the Company's Year 2000 program were approximately $1.3 million, which was expended during 1999.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                          PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Arbitration of Dispute Regarding Adjusted Working Capital of NovaCare O&P and Subsequent Litigation" set forth above under Item 2 of Part I of this report for information relating to the Complaint filed on June 5, 2000 by NAHC, Inc. (formerly named NovaCare, Inc.) against Hanger Orthopedic Group, Inc., HPO Acquisition Corp. and U.S. Bank Trust National Association in the Court of Chancery of the State of Delaware in and for New Castle County. On June 30, 2000, Hanger and NovaCare entered into the Settlement Agreement discussed in the above-referenced MD&A and the suit has been dismissed.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      The Company's Annual Meeting of Stockholders was held on May 16, 2000. A total of 18,910,002 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting.

      The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Mitchell J. Blutt, M.D. (17,617,877 shares for and 79,769 shares withheld), Edmond E. Charrette, M.D. (17,627,677 shares for and 69,969 shares withheld), Thomas P. Cooper, M.D. (17,626,077 shares for and 71,569 shares withheld), Robert J. Glaser, M.D. (17,606,600 shares for and 91,046 shares withheld), C. Raymond Larkin, Jr. (17,616,222 shares for and 81,424 shares withheld), Risa J. Lavizzo-Mourey, M.D. (16,223,486 shares for and 1,474,160 shares withheld), Brig. Gen. William L. McCulloch (17,586,905 shares for and 110,741 shares withheld), Ivan R. Sabel (17,628,366 shares for and 69,280 shares withheld) and H.E. Thranhardt (16,186,231 shares for and 1,511,415 shares withheld).

      The second proposal was a proposed amendment to the Certificate of Designations relating to the Company's outstanding 7% Redeemable Preferred Stock. The proposal was approved by the holders of more than the required majority of the shares of Common Stock outstanding as well as the holder of a majority of the outstanding 7% Redeemable Preferred Stock. The proposal was approved by a vote of 11,965,158 shares of Common Stock for (representing 63.3% of the outstanding shares), 146,186 shares of Common Stock against with 118,943 shares of Common Stock abstaining. A copy of the Certificate of Amendment to the Certificate of Designations, as filed with the Secretary of State of Delaware on May 16, 2000, is filed as an exhibit to this Form 10-Q.

      The third proposal was the proposed ratification of the selection of PricewaterhouseCoopers LLP as the independent accountants for the Company for the current fiscal year. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 17,645,702 shares for (representing 99.7% of the shares voting), 40,051 shares against, with 11,893 shares abstaining.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS. The following exhibits are filed herewith:

              EXHIBIT NO.  DOCUMENT

                  3 Certificate of Amendment to Certificate of Designations relating to the 7% Redeemable Preferred Stock of the Registrant, as filed with the Secretary of State of Delaware on May 16, 2000.

                  27    Financial Data Schedule

      (b) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANGER ORTHOPEDIC GROUP, INC.

Date:  August 11, 2000                      /s/IVAN R. SABEL
       ---------------                      ------------------
                                            Ivan R. Sabel, CPO
                                            Chief Executive Officer


Date:  August 11, 2000                      /s/RICHARD A. STEIN
       ---------------                      -------------------
                                            Richard A. Stein
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer

      The accompanying notes are an integral part of the consolidated financial statements.