Form 10-Q/A
period 2000-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2000-08-29
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A No. 1

      AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

 The undersigned registrant hereby amends the following portion of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000:

      Part I - Item 1 (Financial Statements): Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HANGER ORTHOPEDIC GROUP, INC.


                                          /s/RICHARD A. STEIN
                                       -------------------------
                                       Richard A. Stein
Date:    August 29, 2000               Vice President - Secretary and Treasurer

                         HANGER ORTHOPEDIC GROUP, INC.


AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000.

      This amendment corrects the Consolidated Statements of Cash Flows on page 6 of the Form 10-Q to correct an error that occurred in connection with the Edgarization of the filing. The amendment (i) moves the $545 Proceeds from sale of common stock set forth as the third line item of the statement from the 2000 column to the 1999 column and (ii) moves the $150,000 Proceeds from long-term debt set forth as the fourth line item of the statement from the 2000 column to the 1999 column.

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