Form 10-Q
period 2000-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2000-11-14
CIK 722723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended              September 30, 2000
                                  ---------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                        to
                                  ------------------------  -------------------

                         Commission file number      1-10670
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

            Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:

                                 (301) 986-0701
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                 No               .
   ---------------           ---------------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000; 18,910,002 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                       Page No.
Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

Consolidated Balance Sheets - September 30, 2000
         (unaudited) and December 31, 1999                                    1

Consolidated Statements of Income for the three
         months ended September 30, 2000 and 1999 (unaudited)                 3

Consolidated Statements of Income for the nine
         months ended September 30, 2000 and 1999 (unaudited)                 4

Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999 (unaudited)                 5

Notes to Consolidated Financial Statements  (unaudited)                       7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          15

Item 3.         Quantitative and Qualitative Disclosures About Market Risk   24

Part II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                                   26

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                                       September 30,    December 31,
                                                                           2000             1999
                                                                           -----            ----
                                                                        (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                             $  7,828       $  5,735
    Accounts receivable less allowances for
        Doubtful accounts of $16,569 and $17,866
        in 2000 and 1999, respectively                                     119,443        103,125
    Inventories                                                             69,889         59,915

    Prepaid expenses and other assets                                       10,474          8,866
    Deferred income taxes                                                   11,411         11,778
                                                                          --------       --------
         Total current assets                                              219,045        189,419
                                                                          --------       --------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                     4,177          4,177
    Buildings                                                                8,898          8,886
    Machinery and equipment                                                 30,278         26,677
    Furniture and fixtures                                                   9,820          8,629
    Leasehold improvements                                                  16,255         13,004
                                                                          --------       --------
                                                                            69,428         61,373
Less accumulated depreciation and amortization                              22,302         15,269
                                                                          --------       --------
                                                                            47,126         46,104
                                                                          --------       --------

INTANGIBLE ASSETS
    Excess of cost over net assets acquired                                482,022        498,612
    Non-compete agreements                                                   1,570          2,019
    Patents                                                                  9,734          9,768
    Assembled Work Force                                                     7,000          7,000
    Other intangible assets                                                 17,014         15,833
                                                                          --------       --------
                                                                           517,340        533,232
    Less accumulated amortization                                           31,755         20,412
                                                                          --------       --------
                                                                           485,585        512,820
                                                                          --------       --------

OTHER ASSETS
    Other                                                                    1,560          1,738
                                                                          --------       --------

TOTAL ASSETS                                                              $753,316       $750,081
                                                                          ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                                             September 30,         December 31,
                                                                                 2000                  1999
                                                                                 ----                  ----
                                                                              (unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
    SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt                                             $  29,848             $  25,406
    Accounts payable                                                                 16,412                16,714
    Accrued expenses                                                                  8,152                 5,445
    Accrued interest payable                                                         12,063                 4,768
    Accrued compensation related cost                                                15,636                18,658
    Deferred revenue                                                                    174                   ---
                                                                                 ----------             ---------
        Total current liabilities                                                    82,285                70,991
                                                                                 ----------             ---------

Long-term debt                                                                      416,220               426,211
Deferred income taxes                                                                13,481                13,481
Other liabilities                                                                     3,352                 5,141
7% Redeemable Convertible Preferred Stock,
    liquidation preference of $1,000 per share                                       64,904                61,343

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; 60,000,000 shares
     authorized, 19,043,497 and 19,043,497 shares
     issued, and 18,910,002 and 18,910,002 shares
     outstanding in 2000 and 1999                                                       190                   190
    Additional paid-in capital                                                      146,498               146,498
    Retained earnings                                                                27,042                26,882
                                                                                 ----------             ---------
                                                                                    173,730               173,570

Treasury stock, at cost (133,495 shares)                                               (656)                 (656)
                                                                                 ----------             ---------
                                                                                    173,074               172,914
                                                                                 ----------             ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY           $  753,316              $750,081
                                                                                 ==========              ========



   The accompanying notes are an integral part of the consolidated financial statements.
                                       2

                          HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED September 30, 2000 and 1999
           (Dollars In Thousands, Except Shares and Per Share Amounts)
                                   (unaudited)

                                                                                2000                    1999
                                                                                ----                    ----

Net Sales                                                                    $   125,252            $   124,922

Cost of products and services sold                                                60,822                 59,578
                                                                              ----------             ----------
Gross profit                                                                      64,430                 65,344

Selling, general & administrative                                                 41,748                 38,678
Depreciation and amortization                                                      2,914                  2,283
Amortization of excess cost over net assets acquired                               3,037                  2,963
Integration and restructuring costs                                                  305                  3,917
                                                                              ----------             ----------
Income from operations                                                            16,426                 17,503
Other (expense) income:
    Interest expense, net                                                        (12,170)               (10,487)
    Other                                                                           (108)                    (6)
                                                                              ----------             ----------
Income before income taxes                                                         4,148                  7,010

Provision for income taxes                                                         2,552                  3,561
                                                                              ----------             ----------

Net income                                                                   $     1,596            $     3,449
                                                                              ==========             ==========

Basic Per Common Share Data
---------------------------
Net income                                                                   $       .02            $       .13
                                                                              ==========             ==========
Shares used to compute basic per common
    share amounts                                                             18,910,002             18,862,071
                                                                              ==========             ==========

Diluted Per Common Share Data
-----------------------------
Net income  *                                                                $       .02            $       .12
                                                                              ==========             ==========
Shares used to compute diluted per common share
    amounts  *                                                                18,997,841             19,895,853
                                                                              ==========             ==========

* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is considered anti-dilutive.


   The accompanying notes are an integral part of the consolidated financial statements.
                                       3

                          HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED September 30, 2000 and 1999
           (Dollars In Thousands, Except Shares and Per Share Amounts)
                                   (unaudited)

                                                                               2000                   1999
                                                                               ----                   ----

Net Sales                                                                    $   365,992             $  230,484

Cost of products and services sold                                               178,316                112,021
                                                                             -----------             ----------
Gross profit                                                                     187,676                118,463

Selling, general & administrative                                                123,756                 73,784
Depreciation and amortization                                                      8,570                  4,244
Amortization of excess cost over net assets acquired                               8,825                  4,461
Integration and restructuring costs                                                1,393                  3,917
                                                                             -----------             ----------
Income from operations                                                            45,132                 32,057
Other (expense) income:
    Interest expense, net                                                        (34,278)               (11,585)
    Other income (expense)                                                          (142)                  (151)
                                                                             -----------             ----------
Income before income taxes                                                        10,712                 20,321

Provision for income taxes                                                         6,990                  8,876
                                                                             -----------             ----------

Net income                                                                   $     3,722             $   11,445
                                                                             ===========             ==========

Basic Per Common Share Data
---------------------------
Net income                                                                   $       .01             $      .55
                                                                             ===========             ==========
Shares used to compute basic per common
    share amounts                                                             18,910,002             18,836,485
                                                                             ===========             ==========

Diluted Per Common Share Data
-----------------------------
Net income  *                                                                $       .01             $      .52
                                                                             ===========             ==========
Shares used to compute diluted per common
    share amounts  *                                                          19,095,191             20,088,833
                                                                             ===========             ==========


* Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is considered anti-dilutive.

   The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED September 30, 2000 and 1999
           (Dollars In Thousands, Except Shares and Per Share Amounts)
                                   (unaudited)

                                                                                     2000                   1999
                                                                                     ----                   ----

Cash flows from operating activities:
    Net income                                                                   $   3,722               $ 11,445

Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for bad debt                                                      12,986                  7,788
        Depreciation and amortization                                                8,570                  4,244
        Amortization of excess cost over net
           assets acquired                                                           8,825                  4,461
        Amortization of debt discount                                                1,474
        Restructuring costs                                                             --                  1,305
        Changes in assets and liabilities, net
           of effect from acquired companies:
               Accounts receivable                                                 (28,899)               (15,255)
               Inventory                                                            (9,774)                (6,406)
               Prepaid and other assets                                                232                 (1,204)
               Other assets                                                            545                 (1,042)
               Accounts payable                                                        115                  1,854
               Accrued expenses                                                      7,789                  5,118
               Accrued wages and payroll taxes                                      (3,070)                (3,613)
               Other liabilities                                                    (1,612)                   (20)
                                                                                 ---------              ---------
                  Total adjustments                                                 (2,819)                (2,770)
                                                                                 ---------              ---------
Net cash provided by operating activities                                              903                  8,675
                                                                                 ---------              ---------

Cash flows from investing activities:
  Purchase of fixed assets                                                          (7,965)                (5,054)
  Acquisitions, net of cash acquired                                                (6,773)              (424,409)
  Cash received pursuant to purchase price adjustment                               22,850                    ---
  Other intangibles                                                                    (27)                  (350)
                                                                                 ---------              ---------

Net cash provided by (used in) investing activities                                  8,085               (429,813)
                                                                                 ---------              ---------

                                    Continued


   The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED September 30, 2000 and 1999
           (Dollars In Thousands, Except Shares and Per Share Amounts)
                                   (unaudited)

                                                                               2000                   1999
                                                                               ----                   ----

Cash flows from financing activities:
    Net borrowings under revolving credit facility                         $      10,300           $     30,000
    Repayment of term loans                                                       (5,500)                    --
    Proceeds from sale of common stock                                                --                    611
    Proceeds from sale of preferred stock, net                                        --                 59,188
    Proceeds from long-term debt                                                      --                350,000
    Repayment of long-term debt                                                  (10,536)                (5,365)
    Increase in debt issue costs                                                  (1,159)               (13,907)
                                                                           -------------            -----------
Net cash provided by (used in) financing activities                               (6,895)               420,527
                                                                           -------------            -----------

Net change in cash and cash equivalents for the period                             2,093                    (611)
Cash and cash equivalents at beginning of period                                   5,735                   9,683
                                                                           -------------            ------------
Cash and cash equivalents at end of period                                 $       7,828            $      9,072
                                                                           =============            ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                           $      26,167            $      4,148
                                                                           =============            ============
        Taxes                                                              $       2,237            $      8,630
                                                                           =============            ============

Non-cash financing and investing activities:
    Issuance of common stock in connection with
        Acquisitions                                                       $          --            $        500
                                                                           =============            ============
    Issuance of notes in connection with acquisitions                      $       2,174            $      1,026
                                                                           =============            ============
    Issuance of common stock in repayment of debt                          $          --            $        168
                                                                           =============            ============
    Accretion of preferred stock                                           $          55            $         18
                                                                           =============            ============
    Dividends declared on preferred stock                                  $       3,506            $      1,050
                                                                           =============            ============


   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included. Certain reclassifications of prior year's data have been made to improve comparability.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table:



                                    PRACTICE
                                    MANAGEMENT
                                    AND PATIENT
                                    CARE CENTERS     MANUFACTURING     DISTRIBUTION             OTHER               TOTAL
                                    -----------      -------------     ------------         -------------      ------------
THREE MONTHS
------------
ENDED SEPTEMBER 30, 2000
------------------------
Net Sales
    Customers                       $   115,609      $      2,269      $      7,374         $         ---      $    125,252
                                    ===========      ============      ============         =============      ============
    Intersegments                   $       ---      $      4,075      $     12,756         $     (16,831)     $        ---
                                    ===========      ============      ============         =============      ============
EBITDA                              $    26,312      $       (280)     $      1,929         $      (5,279)     $     22,682
Integration costs                   $       147      $        ---      $        ---         $         158      $        305
Depreciation and
    amortization                          5,062               510                91                   288             5,951
Interest expense, (income)               12,733                 4               ---                  (567)           12,170
Other expense                                88                17               ---                     3               108
                                    -----------      ------------      ------------         -------------      ------------
Income before taxes                 $     8,282      $       (811)     $      1,838         $      (5,161)     $      4,148
                                    ===========      ============      ============         =============      ============





                                    PRACTICE
                                    MANAGEMENT
                                    AND PATIENT
                                    CARE CENTERS     MANUFACTURING     DISTRIBUTION             OTHER             TOTAL
                                    ------------     -------------     ------------         -------------      ------------
THREE MONTHS
------------
ENDED SEPTEMBER 30, 1999
------------------------
Net Sales
    Customers                       $   115,151      $      2,949      $      6,822         $         ---      $    124,922
                                    ===========      ============      ============         =============      ============
    Intersegments                   $       ---      $      1,461      $     12,147         $     (13,608)     $        ---
                                    ===========      ============      ============         =============      ============
EBITDA                              $    26,625      $        571      $      2,365         $      (2,895)     $     26,666
Integration and restructuring costs $     3,775      $        124      $        ---         $          18      $      3,917
Depreciation and
    amortization                          4,721               421                40                    64             5,246
Interest expense, (income)               10,542                 4               ---                   (59)           10,487
Other expense (income)                      (41)               15                 1                    31                 6
                                    -----------      ------------      ------------         -------------      ------------
Income before taxes                 $     7,628      $          7      $      2,324         $      (2,949)     $      7,010
                                    ===========      ============      ============         =============      ============


                                    PRACTICE
                                    MANAGEMENT
                                    AND PATIENT
                                    CARE CENTERS     MANUFACTURING     DISTRIBUTION            OTHER              TOTAL
                                    -----------      -------------     ------------         -----------        ------------
NINE MONTHS
-----------
ENDED SEPTEMBER 30, 2000
------------------------
Net Sales
    Customers                       $   337,068      $      7,259      $     21,665         $       ---        $    365,992
                                    ===========      ============      ============         ============       ============
    Intersegments                   $       ---      $     11,699      $     39,279         $   (50,978)       $        ---
                                    ===========      ============      ============         ============       ============
EBITDA                              $    75,945      $     (1,502)     $      5,646         $   (16,169)       $     63,920
Integration costs                   $       895      $        ---      $          6         $       492        $      1,393
Depreciation and
    amortization                         14,979             1,411               243                 762              17,395
Interest expense, (income)               37,779                11                 -              (3,512)             34,278
Other expense                               102                36                 1                   3                 142
                                    -----------      ------------      ------------         -----------        ------------
Income before taxes                 $    22,190      $     (2,960)     $      5,396         $   (13,914)       $     10,712
                                    ===========      ============      ============         ===========        ============




                                    PRACTICE
                                    MANAGEMENT
                                    AND PATIENT
                                    CARE CENTERS     MANUFACTURING     DISTRIBUTION            OTHER              TOTAL
                                    -----------      -------------     ------------         -----------        ------------
NINE MONTHS
-----------
ENDED SEPTEMBER 30, 1999
------------------------
Net Sales
    Customers                       $   200,258      $      8,772      $    21,454          $       ---        $    230,484
                                    ===========      ============      ============         ===========        ============
    Intersegments                   $       ---      $      3,696      $    23,394          $   (27,090)       $        ---
                                    ===========      ============      ============         ===========        ============
EBITDA                              $    45,322      $      1,449      $     5,113          $    (7,205)       $     44,679
Integration and restructuring costs $     3,775      $        124      $       ---          $        18        $      3,917
Depreciation and
    amortization                          7,211             1,207              122                  165               8,705
Interest expense, (income)               11,939                13                -                 (367)             11,585
Other expense (income)                      (25)               57               (4)                 123                 151
                                    -----------      ------------      -----------          -----------        ------------
Income before taxes                 $    22,422      $         48      $     4,995          $    (7,144)       $     20,321
                                    ===========      ============      ===========          ===========        ============





NOTE C -- INVENTORY

         Inventories at September 30, 2000 and December 31, 1999 were comprised of the following:



                                            September 30, 2000              December 31, 1999
                                            ------------------              -----------------
                                               (unaudited)

         Raw materials                         $40,962                          $31,715
         Work-in-process                        17,254                           17,172
         Finished goods                         11,673                           11,028
                                              --------                          --------
                                               $69,889                          $59,915
                                              ========                          ========



NOTE D - ACQUISITIONS

     During the first nine months of 2000, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $3,000, comprised of $1,600 in cash and $1,400 in promissory notes.

     On July 1, 1999, the Company acquired all of the outstanding stock of NovaCare Orthotics and Prosthetics, Inc. ("NovaCare O&P") from NovaCare, Inc. pursuant to the terms of a Stock Purchase Agreement (the "Agreement"). Under the terms of the Agreement, the aggregate consideration totaled $445,000, which consisted of the assumption of liabilities and other obligations of $38,400 and the balance in cash. Of the cash portion, $15,000 was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. On May 22, 2000, an arbitrator awarded the Company $25,100 as a result of the working capital deficiency from the purchase of NovaCare O&P. During the second quarter 2000, the Company received $15,000 of the award from escrow, and approximately $600 in interest on the escrow was recorded as interest income. Also during the second quarter of 2000, Hanger executed an agreement to settle the balance of the arbitration award with NovaCare, Inc. for $9,700, of which $6,000 was received on July 3, 2000, and $3,700 was in the form of a promissory note to be paid by the end of the fiscal year. The promissory note is secured and paid on a monthly basis of approximately $617 plus interest computed at a per annum rate of 7%. As of September 30, 2000, approximately $1,800 of the above noted $3,700 promissory note had been received. Amounts received and to be received under the arbitration and settlement agreements of $24,700 have been recorded as a reduction to "Excess cost over net assets acquired" in the accompanying consolidated balance sheet at September 30, 2000.

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




     The following table summarizes the unaudited consolidated pro forma information, assuming the acquisition had occurred at the beginning of the following period:

            ----------------------------------------------------- ---------------------------
                                                                           Nine Months Ended
                                                                           -----------------
                                                                           September 30, 1999
                                                                           ------------------
            ----------------------------------------------------- ---------------------------

            ----------------------------------------------------- ---------------------------
            Net sales                                                                $366,160
            ----------------------------------------------------- ---------------------------
            Net (loss)                                                                 (1,150)
            ----------------------------------------------------- ---------------------------
            Net loss per common share - diluted (1)                                  $   (.23)
            ----------------------------------------------------- ---------------------------

(1) Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive. All outstanding options and warrants are anti-dilutive due to the net loss for the Company for the nine months ended September 30, 1999.

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

     Additionally, the Company paid during the nine month period ending September 30, 2000, approximately $5,000 and issued $750 in notes related to 53 orthotic and prosthetic companies acquired in years prior to 2000. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $5,700. Additional amounts aggregating up to approximately $14,600 may be paid in connection with earnout provisions contained in previous acquisition agreements.

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

     The restructuring plan provided for the closure of 54 patient-care centers and the termination of the employment of 225 employees. Through September 30, 2000, 44 of the patient-care centers had been closed and the employment of 210 employees had been terminated. Management expects to have the remaining 10 patient-care centers closed and the employment of the remaining 15 employees terminated by the end of 2000. Lease payments on closed patient care centers are expected to be paid through 2003.

     The components of the total restructuring reserve through September 30, 2000 are as follows:




                                                        Lease
                                     Employee           Termination and         Total
                                     Severance          Other Exit              Restructuring
                                     Costs              Costs                   Reserve
                                     ----------         ---------------         --------------

Balance at December 31, 1999         $  1,600           $       2,992           $      4,592

Year-to-date Spending                  (1,363)                   (646)          $     (2,009)
                                     ----------         ---------------         --------------
Balance at September 30, 2000        $    237           $       2,346           $      2,583
                                     ==========         ===============         ==============


     Additionally, during the three and nine-month periods ended September 30, 2000, the Company recorded integration costs of $305 and $1,400, respectively, related to the acquisition of NovaCare O&P. Integration costs include costs of changing patient care center names, payroll and related benefits conversion costs, stay-pay bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs are expensed as incurred.




NOTE F - NET INCOME PER COMMON SHARE

     The following sets forth the calculation of the basic and diluted income per common share amounts for the three month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999.



                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                           -----------------------    ---------------------

                                              2000         1999          2000        1999
                                              -----        -----         -----       -----
Net income                                   $1,596        $3,449       $3,722      $11,445
  Less preferred stock accretion and
  dividends declared                         (1,257)       (1,068)      (3,561)      (1,068)
                                             ------        ------       ------      -------
Income available to common stockholders
  used to compute basic per common
  share amounts                                 339         2,381          161       10,377

Add back interest expense on convertible
  note payable, net of tax                       15            12           50           39
                                             ------        ------       ------      -------
Income available to common stockholders
  plus assumed conversions used to com-
  pute diluted per common share amounts        $354        $2,393         $211      $10,416
                                             ======        ======       ======      =======
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                   18,910,002    18,862,071    18,910,002  18,836,485
Effect of convertible note payable           69,430        92,572        69,430      92,572
Effect of dilutive options                   18,405       459,960        55,927     621,532
Effect of dilutive warrants                       4       481,250        59,832     538,244
                                         ----------   -----------   ----------- -----------
Shares used to compute dilutive per
common share amounts (1)                 18,997,841    19,895,853    19,095,191  20,088,833
                                         ==========   ===========   =========== ===========

Basic income per common share            $      .02   $       .13   $       .01 $       .55
Diluted income per common share          $      .02   $       .12   $       .01 $       .52

     (1) Excludes the effect of the conversion of common stock into which shares of 7% Redeemable Preferred Stock are convertible as it is anti-dilutive.

     Options to purchase 4,341,167 and 1,463,750 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted income per share for the three months ended September 30, 2000 and 1999 because the options' exercise prices were greater than the average market price of the common shares.

     Options to purchase 2,826,666 and 450,000 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted income per common share for the nine months ended September 30, 2000 and 1999 because the options' exercise prices were greater than the average market price of the common shares.

NOTE G - LONG TERM DEBT

     On June 16, 1999, the Company issued, in a private offering, $150,000 of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999.

     In connection with the acquisition of NovaCare O&P, the Company replaced its bank credit facility existing at June 30, 1999 with a new facility. The New Bank Credit Facility consists of a $100,000 Revolving Credit Facility, a $100,000 Tranche A Term Facility and a $100,000 Tranche B Term Facility. The Revolving Credit Facility and the Tranche A Term Facility will mature six years after the closing of the NovaCare O&P acquisition and carry an interest rate of adjusted LIBOR plus 3.0% or ABR plus 2.0%. The Tranche B Term Facility will mature seven years and six months after the closing of the NovaCare O&P acquisition and carries an interest rate of adjusted LIBOR plus 4.0% or ABR plus 3.0%. The Bank Credit Facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends on common stock and contains certain affirmative and negative covenants customary in an agreement of this nature.

     The Company's total long term debt at September 30, 2000, including a current portion of approximately $29,800, was approximately $446,100. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $65,300 under the Revolving Credit Facility; (iii) $95,000 under the Tranche A Term Facility; (iv) $99,500 under the Tranche B Term Facility; and (v) a total of $36,300 of other indebtedness.

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

     In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB 101 and does expect it to have a material impact on the existing revenue recognition policies.

NOTE J - SUBSEQUENT EVENTS

     During the third quarter of 2000, the Company signed a letter of intent to sell its manufacturing division, Seattle Limb ("SOGI"). The transaction is expected to close in December 2000, with the Company receiving approximately $75,000 in gross proceeds ($50,000 after tax). These proceeds are expected to be used by management to pay down portions of the Tranche A and Tranche B Credit Facilities in accordance with the financing agreement. The sale of SOGI is not expected to have a materially adverse effect to the consolidated financial statements of the Company, as SOGI revenues are approximately 2% of the consolidated revenues of the Company for the nine months ended September 30, 2000, and are included in Income from Operations.

                  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:



                                         Nine Months             Three Months
                                         Ended September 30,     Ended September 30,
                                         -------------------     -------------------
                                         2000        1999        2000        1999
                                         ----        ----        ----        ----

Net sales                               100.0%      100.0%      100.0%      100.0%
Cost of products and services sold       48.7        48.6        48.6        47.7
Gross profit                             51.3        51.4        51.4        52.3
Selling, general & administrative
   expenses                              33.8        32.0        33.3        31.0
Depreciation and amortization             2.3         1.8         2.3         1.8
Amortization of excess cost over net
   assets acquired                        2.4         1.9         2.4         2.4
Integration and restructuring costs        .4         1.7          .2         3.1
Income from operations                   12.3        13.9        13.1        14.0
Interest expense                          9.4         5.0         9.7         8.4
Provision for income taxes                1.9         3.9         2.0         2.9
Net income                                1.0         5.0         1.3         2.8

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

  Net Sales

     Net sales for the quarter ended September 30, 2000, were approximately $125.3 million, an increase of approximately $.3 million, or .3%, over net sales of approximately $124.9 million for the quarter ended September 30, 1999. The increase was primarily attributable to (i) a 6.4% increase in net sales at patient-care centers owned and operated by Hanger during both quarters (i.e., same store sales), assuming 1999 revenue is adjusted for certain losses of sales resulting from the acquisition, and (ii) net sales at patient-care facilities acquired by Hanger subsequent to September 30, 1999.

  Gross Profit

     Gross profit in the quarter ended September 30, 2000 was approximately $64.4 million, a decrease of approximately $.9 million, or 1.4%, from gross profit of approximately $65.3 million for the quarter ended September 30, 1999. Gross profit as a percentage of net sales decreased to 51.4% in the third quarter of 2000 from 52.3% in the third quarter of 1999.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the quarter ended September 30, 2000 increased by approximately $3.1 million, or 7.9%, compared to the quarter ended September 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 33.3% in the third quarter of 2000 compared to 31.0% for same period in 1999. The increase in selling, general and administrative expenses was primarily the result of (i) an increase of approximately $1.8 million in labor costs primarily at patient-care centers previously acquired from NovaCare O&P and (ii) an increase of approximately $1.3 million in the provision for bad debts. The Company plans to effect a decrease in labor costs prior to the end of 2000.

  Integration and Restructuring Costs

     During the quarter ended September 30, 2000, the Company recognized approximately $.3 million of one-time integration costs in connection with its acquisition on July 1, 1999 of NovaCare O&P, a substantial decrease from the $3.9 million of integration and restructuring costs recognized in the prior year's comparable quarter. The $.3 million integration costs recorded in the quarter ended September 30, 2000 consisted primarily of software, hardware and consulting costs associated with the new human resource and payroll information system. Additional information relating to integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

  Income from Operations

     Principally as a result of the above, income from operations in the quarter ended September 30, 2000 was approximately $16.4 million, a decrease of $1.1 million, or 6.2%, from the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 13.1% in the third quarter of 2000 from 14.0% for the prior year's comparable period.

  Interest Expense

     Net interest expense in the third quarter of 2000 was approximately $12.2 million, an increase of approximately $1.7 million over the approximately $10.5 million incurred in the third quarter of 1999. Interest expense as a percentage of net sales in the third quarter of 2000 increased to 9.7% from 8.4% for the same period a year ago. The increase in interest expense was primarily attributable to the increase during the fourth quarter of 1999 in the interest rates under the Company's Bank Credit Facility that is described below.

  Income Taxes

     The Company's effective tax rate was 62% in the third quarter of 2000 versus 51% in the third quarter of 1999. The increase in the effective tax rate in 2000 was principally a result of the effect of non-deductible goodwill amortization, and low levels of pre-tax income. The provision for income taxes in the third quarter of 2000 was approximately $2.5 million compared to approximately $3.6 million for the third quarter of 1999.

  Net Income

     As a result of the above, the Company recorded net income of $1.6 million, or $.02 per dilutive common share, in the quarter ended September 30, 2000, compared to net income of $3.4 million, or $.12 per dilutive common share, in the quarter ended September 30, 1999. Net income for the quarter ended September 30, 2000, excluding the integration costs, would have been $1.8 million, or $.03 per dilutive common share.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

  Net Sales

     Net sales for the nine months ended September 30, 2000 were approximately $366.0 million, an increase of approximately $135.5 million, or 59%, over net sales of approximately $230.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to (i) the acquisition of NovaCare on July 1, 1999, (ii) a 7.9% increase in net sales at patient-care centers owned and operated by Hanger during both periods (i.e., same store sales), and (iii) net sales at patient-care facilities acquired by Hanger subsequent to September 30, 1999.

  Gross Profit

     Gross profit for the nine months ended September 30, 2000 was approximately $187.7 million, an increase of approximately $69.2 million, or 58%, over gross profit of approximately $118.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to the increase in net sales which, in turn, was primarily attributable to the Company's acquisition of NovaCare O&P on July 1, 1999. Gross profit as a percentage of net sales was 51.3% in the first nine months of 2000 compared to 51.4% in the first nine months of 1999.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the nine months ended September 30, 2000 increased by approximately $50.0 million, or 67.7%, compared to the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 33.8% in the nine months ended September 30, 2000, from 32.0% for the same period in 1999. The increase in selling, general and administrative expenses, both in dollar amount and as a percent of net sales, was primarily the result of an increase in labor costs primarily at patient care centers previously acquired from NovaCare O&P and an increase in the provision for bad debts.

   Integration and Restructuring Costs

     The Company recognized approximately $1.4 million of one-time integration costs during the nine months ended September 30, 2000 in connection with the Company's acquisition on July 1, 1999 of NovaCare O&P, a substantial decrease from the $3.9 million of such costs recognized in the prior year's comparable period. The approximately $1.4 million of integration costs recognized during the nine months ended September 30, 2000, included (i) the $.3 million of computer conversion, consulting and related costs recognized during the quarter ended September 30, 2000 and discussed above, and (ii) approximately $1.1 million of costs of changing patient care center names, payroll and related benefit conversion, stay-bonuses and related benefits for transitional employees and certain other costs relating to the acquisition recognized during the six months ended June 30, 2000. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

  Income from Operations

     Principally as a result of the above, income from operations in the nine months ended September 30, 2000 was approximately $45.1 million, an increase of approximately $13.1 million, or 40.8%, over the prior year's comparable period. Income from operations as a percentage of net sales decreased to 12.3% in the nine months ended September 30, 2000 from 13.9% in the nine months ended September 30, 1999.

  Interest Expense

     Net interest expense for the first nine months of 2000 was approximately $34.3 million, an increase of approximately $22.7 million over approximately $11.6 million incurred in the first nine months of 1999. Interest expense as a percentage of net sales increased to 9.4% in the nine months ended September 30, 2000 from 5.0% for the same period one year ago. The increase in interest expense was primarily attributable to $230.0 million borrowed under the Company's Bank Credit Facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P on July 1, 1999.

  Income Taxes

     The Company's effective tax rate was 65% in the first nine months of 2000 versus 44% in the comparable period of 1999. The increase in the effective tax rate in 2000 is principally a result of the effect of non-deductible goodwill amortization, and low levels of pre-tax income. The provision for income taxes for the nine months ended September 30, 2000 was approximately $7.0 million compared to approximately $8.9 million for the nine months ended September 30, 1999.

  Net Income

     As a result of the above, the Company recorded net income of approximately $3.7 million, or $.01 per dilutive common share, in the first nine months of 2000, compared to net income of approximately $11.4 million, or $.52 per dilutive common share, in the first nine months of 1999. Net income for the nine months ended September 30, 2000, excluding the integration costs, would have been $4.6 million, or $.05 per dilutive common share.

Liquidity and Capital Resources

     The Company's consolidated working capital at September 30, 2000 was approximately $136.8 million and cash and cash equivalents available were approximately $7.8 million. The Company's cash resources were satisfactory to meet its obligations for the quarter ended September 30, 2000, and are expected to be sufficient to meet the Company's obligations from operations for the next year.

     On July 1, 1999, the Company entered into a new credit agreement (the "Credit Agreement") with The Chase Manhattan Bank, Bankers Trust Company, Paribas and certain other banks (the "Banks"), which consists of a $100.0 million Revolving Credit Facility, a $100.0 million Tranche A Term Facility and $100.0 million Tranche B Term Facility (collectively, the "Bank Credit Facility"). The Tranche A Term Facility and the Revolving Credit Facility mature on July 1, 2005 and the Tranche B Term Facility matures on January 1, 2007. The Credit Agreement, as originally entered into, provided that the Tranche A Term Facility and the Revolving Credit Facility would carry an annual interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%, and that the Tranche B Term Facility would carry an annual interest rate of adjusted LIBOR plus 3.50% or ABR plus 2.50%. In consideration for the Banks' waiver of the Company's non-compliance with certain of the covenants under the Credit Agreement in the fourth quarter of 1999, and a relaxation of certain of the financial covenants relating to 2000 and 2001, an amendment to the Credit Agreement was entered into and provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest note to adjusted LIBOR plus 3.00% or ABR plus 2.00%, and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.00% or ABR plus 3.00%. The Revolving Credit Facility is available to Hanger for use in connection with future acquisitions and for working capital and general corporate purposes.

     The Company's total long term debt at September 30, 2000, including a current portion of approximately $29.8 million, was approximately $446.1 million. Such indebtedness included: (i) $150.0 million of 11.25% million Senior Subordinated Notes due 2009 (ii) $65.3 million for the Revolving Credit Facility; (iii) $95.0 million for Tranche A Term Facility; (iv) $99.5 million for Tranche B Term Facility; and (v) a total of $36.3 million of other indebtedness.

     The Bank Credit Facility is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

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

     The Company also has 7% Redeemable Preferred Stock which accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to its maturity, July 1, 2010. Such Preferred Stock is convertible into shares of the Company's non-voting common stock at a price of $16.50 per share. During the quarter ended September 30, 1999, the Mandatorily Redeemable Preferred Stock Class F, of which no shares had been issued, was retired.

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

  Integration and Restructuring Costs

     The Company has been implementing a plan of restructuring relating to its acquisition of NovaCare O&P on July 1, 1999. The plan contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions. The Company has transitioned patients being cared for at a closed patient-care center to another patient-care center generally located within proximity to the closed branch. During 1999, the Company recorded approximately $5.6 million in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. Also during 1999, the Company accrued approximately $1.3 million ($.8 million after tax) for the costs associated with the restructuring of Hanger operations.

     The restructuring plan provided for the closure of 54 patient-care centers, consisting of 29 Hanger and 25 NovaCare O&P locations, and the termination of the employment of 225 employees. Through September 30, 2000, 44 of the patient-care centers had been closed and the employment of 210 employees had been terminated. Management expects to have the remaining 10 patient-care centers closed and the employment of the remaining 15 employees terminated by the end of 2000. Lease payments on closed patient-care centers are expected to be paid through 2003. Implementation of the plan of restructuring was substantially complete as of September 30, 2000, and the Company does not expect to accrue a material amount of additional restructuring costs in the future.

     The Company estimates that when the plan of restructuring is completed, it will generate annual cost savings of approximately $13.0 million ($8.0 million after tax) on a full year basis, excluding anticipated reductions in material purchase costs. The above restructuring charges and the related cost savings represent the Company's best estimate, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, government legislation, the timing of implementation of the restructuring and related employee reductions and patient-care center closings and other matters, many of which are outside of the Company's control. The Company's estimate of cost savings is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth and is subject to the considerations relating to forward-looking statements that are set forth below in the third paragraph under "Other."

     The Company also has expensed integration costs relating to the integration of the acquired NovaCare O&P patient-care centers. During 1999, the Company expensed approximately $5.0 million of integration costs and during the nine months ended September 30, 2000, the Company expensed approximately $1.4 million of integration costs, of which approximately $.3 million were recognized during the quarter ended September 30, 2000. Such integration costs include costs of changing patient-care center names, payroll and related benefits conversion costs, stay-paid bonuses and related benefits for transitional employees and certain other costs relating to the acquisition. Integration costs are expensed as incurred.

Proposed Sale of Manufacturing Business

     In September 2000, the Company entered into a letter of intent to sell substantially all of the O&P component manufacturing assets of its wholly-owned subsidiary, Seattle Orthopedic Group, Inc., to Otto Bock Orthopedic Industry, Inc., a United States subsidiary of a German manufacturer of O&P components. The purchase price is expected to be approximately $75.0 million and the Company plans to use the estimated $50.0 million of after-tax proceeds of the sale to pay down a portion of its Tranche A and Tranche B Term Loans. As a result of that transaction, which is expected to close during December 2000, subject to entering into a definitive purchase agreement, the Company expects to reduce its interest expenses by approximately $5.0 million per year.

Arbitration of Dispute Regarding Adjusted Working Capital of NovaCare O&P and Subsequent Litigation

     As stated above, on July 1, 1999, Hanger acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. ("NovaCare") pursuant to a Stock Purchase Agreement, dated April 2, 1999 and amended on May 19, 1999 and June 30, 1999, by and among NovaCare, NC Resources, Inc., Hanger and HPO Acquisition Corporation (the "Agreement"). The purchase price paid by Hanger was $445.0 million, subject to adjustment to the extent that NovaCare O&P's adjusted working capital at June 30, 1999 was less or greater than $94.0 million. Of the purchase price paid by Hanger, $15.0 million was placed in escrow with U.S. Bank Trust National Association (the "Exchange Agent") pending the determination of such amount of adjusted working capital. Hanger and NovaCare disagreed regarding the determination of the amount of NovaCare O&P adjusted working capital and on February 25, 2000, Hanger and NovaCare submitted the matter to the independent accounting firm of KPMG LLP ("KPMG") in accordance with the dispute resolution arbitration mechanism provided under the Agreement. The Agreement provided that such arbitrator's determination would be conclusive and binding upon the parties.

     On May 22, 2000, KPMG issued its report concluding that NovaCare O&P's adjusted working capital at June 30, 1999 was approximately $68.9 million and that Hanger was entitled to the working capital deficiency of approximately $25.1 million, representing the required decrease in the purchase price previously paid by Hanger for NovaCare O&P. On May 25, 2000, at the request of Hanger and in view of the conclusion in KPMG's report that the "Total Working Capital Deficiency shall be returned to Hanger Orthopedic Group, Inc.," the Escrow Agent released the $15.0 million of escrowed funds to Hanger. Pursuant to the Agreement, Hanger was entitled to receive the approximately $10.1 million balance of the working capital deficiency on or before June 21, 2000, which was 30 days after the date of the KPMG determination.

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

     On June 30, 2000, Hanger entered into a Settlement Agreement with NovaCare providing for dismissal of the litigation and execution of a mutual release relating to currently unknown matters arising from the acquisition. In addition, the Settlement Agreement provided that of the $10.1 million owed by NovaCare to Hanger, $6.0 million would be paid immediately by NovaCare to Hanger and NovaCare would execute a collateralized promissory note in the principal amount of $3.7 million, plus 7% annual interest, payable monthly over the following six months. Actual payment of the $6.0 million was received by Hanger on July 3, 2000. In connection with the settlement, Hanger was confident that it would have prevailed in the litigation. However, in view of the time that would have been involved in obtaining a favorable result and NovaCare's inability to pay the full $10.1 million at the time the Settlement Agreement was entered into, Hanger determined it would be prudent to enter into such agreement, under which Hanger gave NovaCare a $.4 million discount in exchange for the immediate payment of $6.0 million and the greater certainty of receiving $3.7 million under the promissory note.

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

     In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB 101 and does expect it to have a material impact on the existing revenue recognition policies.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits. The following exhibits are filed herewith:

               Exhibit No.       Document

                       27               Financial Data Schedule.

          (b) Forms 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANGER ORTHOPEDIC GROUP, INC.



Date:    November 13, 2000          IVAN R. SABEL
                                    ------------------------------------------
                                    Ivan R. Sabel
                                    Chairman of the Board, President and
                                    Chief Executive Officer



Date:    November 13, 2000          RICHARD A. STEIN
                                    ------------------------------------------
                                    Richard A. Stein
                                    Executive Vice President - Finance,
                                    Principal Financial and
                                    Accounting Officer


#84065