Form 10-K
period 2000-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2001-04-02
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended DECEMBER 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from _______ to _______.

                        Commission File Number 1-10670

                         HANGER ORTHOPEDIC GROUP, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

                      Delaware                    84-0904275
         ----------------------------------   ----------------------
          (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)


         Two Bethesda Metro Cener (Suite 1200, Bethesda, MD       20814
        ---------------------------------------------------     --------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


     The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of March 29, 2001 by non-affiliates of the registrant was $26,474,003 based on the $1.40 closing sale price per share of the Common Stock on the New York Stock Exchange on such date.

     As of March 29, 2001, the registrant had 18,910,002 shares of its Common Stock issued and outstanding.

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

ITEM 1.  BUSINESS.
         --------

Overview

     We develop, acquire and operate orthotic and prosthetic ("O&P") patient-care centers. Our O&P centers are staffed by orthotists and prosthetists, who design, fabricate, fit and supervise the use of external musculoskeletal support devices and artificial limbs. We also manufacture custom-made and prefabricated O&P devices and we are the country's largest distributor of O&P components and finished O&P patient-care products.

     Our products are technologically advanced, custom devices designed for adding functionality to patients' lives. We serve a clearly identified patient need and provide tangible benefits to patients. Our industry is characterized by stable, recurring revenues resulting from the need for regular, periodic replacement or modification of O&P devices.

     On July 1, 1999, we acquired NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P"). As a result of that acquisition, Management believes we are the leading provider of O&P patient-care services in the United States. NovaCare O&P was an active acquirer of O&P businesses, having acquired over 90 O&P businesses from 1992 until we acquired it on July 1, 1999. At December 31, 2000, we had 620 patient-care centers and approximately 888 practitioners in 44 states and the District of Columbia.

     Our acquisition of NovaCare O&P more than doubled our number of patient-care centers and certified O&P practitioners. The acquisition provided national scope to our operations, expanding coverage into 11 additional states, including Illinois, Missouri, Oklahoma and Iowa, and increasing our presence in key existing markets, including California, New York, Arizona, Florida, Texas and Pennsylvania.

     As a result of unforeseen and unanticipated difficulties encountered by us in connection with the integration of NovaCare O&P's operations with our operations, and the related adverse financial consequences associated with those difficulties, we engaged the consulting firm of Jay Alix & Associates ("JA&A") in late 2000 to assist us in the development of a comprehensive performance improvement program. In January 2001, we developed a cost savings program that included plans for targeted spending reductions, improving the utilization and efficiency of support services, including claims processing, the refinement of materials purchasing and inventory management, and consolidation of distribution services. In addition, we are seeking to enhance revenues through improved marketing efforts and more efficient billing procedures.

Competitive Strengths

     We believe that the following competitive strengths will enable us to continue to increase revenues, EBITDA and market share by (i) providing "one-stop shopping" to large, national payor organizations and other customers, and (ii) maximizing operating efficiencies and economies of scale:

     Leading Market Position in a Fragmented Industry. Management believes we are the nation's largest provider of O&P services, with approximately a 25% market share, 888 O&P practitioners and 620 O&P patient-care centers in 44 states and the District of Columbia.

     Vertically Integrated Provider. Management believes we are the only vertically integrated provider of O&P services in the United States. Along with our patient-care services operations, we also manufacture custom-made and prefabricated O&P devices. Additionally, we are the nation's largest distributor of O&P components and finished O&P patient-care products, which allows us to reduce the materials costs of our patient-care centers and offer prompt delivery of components and products.

     Balanced Business Mix. Our business is fairly evenly distributed in terms of both service mix and payor mix. For the year ended December 31, 2000, our consolidated orthotics and prosthetics, manufacturing and distribution revenues made up approximately 92%, 2% and 6%, respectively, of consolidated net sales. For the same period, our combined payor mix was approximately 62% private pay, and 38% Medicare, Medicaid and U.S. Veterans Administration.

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

     Experienced and Committed Management Team. We have a senior management team with extensive experience in the O&P business. Ivan R. Sabel, our Chairman of the Board, President and Chief Executive Officer, is a certified orthotist and prosthetist and has worked in the O&P industry for 33 years, including 20 years as a practitioner. He has led our senior management team since 1995 and has been a member of that team since 1986. Richmond L. Taylor, the President of our patient-care operations, has been in the O&P field for more than 12 years. We will continue to provide senior management and O&P practitioners of our Company with performance-based bonuses, stock options and opportunities for corporate advancement that will give them a significant financial interest in our performance.

Business Strategy

     Our objective is to build on our position as a full-service, nationwide O&P company focused on the operation of O&P patient-care centers and the manufacture and distribution of O&P products. The key elements of our strategy for achieving this objective are to:

     Implement Acquisition-Related Synergies. We believe we can reduce costs and increase net sales by continuing to refine our acquisition-related synergies. We expect that our operating margins will improve due to anticipated reductions in administrative and personnel costs and also expect to reduce materials costs at NovaCare O&P's patient-care centers due to increased purchases from Hanger Orthopedic Group. We will continue to attempt to increase net sales by cross-selling Hanger Orthopedic Group and NovaCare O&P products at our patient-care centers and using our expanded geographic coverage to exploit national contracting opportunities.

     Increase Number of O&P Managed Care Contracts. We intend to continue to pursue O&P managed care contracts to increase market share and net sales growth. A national network of O&P patient-care centers will enable us to negotiate for contracts with any local, regional or national third-party payor seeking a single-source O&P provider.

     Expand our O&P Manufacturing and Distribution Operations. Expansion of our patient-care division will increase captive demand for our manufacturing and distribution business. As the volume of our distribution increases, it will allow us to achieve volume discounts in the cost of our distributed products. Our manufacturing division should also benefit from increased net sales at the distribution division by providing proprietary products to meet the increased demand. Our manufacturing efforts will focus on the acquisition and/or development of proprietary, patented products, such as our Lenox Hill knee brace, Charleston Bending Brace, Seattle Foot, Ortho-Mold braces and Sabolich Socket.

     Expand and Improve Operations at Existing and Acquired Patient-Care Centers. While we are currently focusing on improving the performance of our existing patient-care centers and reducing costs, which will substantially reduce the likelihood of acquisitions or the opening of new centers in 2001, our size will enable us to improve margins by spreading administrative fixed costs and capital expenditures for state-of-the-art equipment such as CAD/CAM systems. We can also enhance sales by using brand-based marketing programs that are generally not available to practitioners in smaller, independent practices.

Patient-Care Centers and Facilities

     As of December 31, 2000, we operated a total of 620 patient-care centers, six distribution facilities and seven manufacturing facilities, substantially all of which are leased, as detailed in the following table:

                                               Distribution       Manufacturing
Jurisdiction             Patent-Care Centers    Facilities          Facilities
------------             -------------------   ------------       -------------

Alabama.....................     13               -                   -
Arizona.....................     18               -                   1
Arkansas....................      5               -                   -
California..................     65               1                   2
Colorado....................      9               -                   -
Connecticut.................     15               -                   -
Delaware....................      1               -                   -
District of Columbia.........     2               -                   -
Florida......................    38               1                   1
Georgia......................    23               1                   1
Illinois.....................    28               1                   -
Indiana......................    13               -                   -
Iowa.........................    13               -                   -
Kansas.......................    13               -                   -
Kentucky.....................     9               -                   -
Louisiana....................    11               -                   -
Maine........................     3               -                   -
Maryland.....................     8               1                   -
Massachusetts................     8               -                   -
Michigan.....................     7               -                   -
Minnesota....................    10               -                   -
Mississippi..................    11               -                   -
Missouri.....................    15               -                   1
Montana.......................    6               -                   -
Nebraska......................   11               -                   -
Nevada........................    5               -                   -
New Hampshire.................    4               -                   -
New Jersey....................   13               -                   -
New Mexico....................   11               -                   -
New York......................   30               -                   -
North Carolina................   13               -                   -
North Dakota..................    1               -                   -
Ohio..........................   29               -                   -
Oklahoma......................   12               -                   -
Oregon........................   19               -                   -
Pennsylvania...................  38               -                   -
South Carolina.................  12               -                   -
South Dakota...................   2               -                   -
Tennessee......................  15               -                   -
Texas..........................  24               1                   -
Virginia.......................  12               -                   -
West Virginia..................   8               -                   -
Washington.....................   9               -                   1
Wisconsin......................   6               -                   -
Wyoming........................   2               -                   -

     Total..................... 620               6                   7
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

     We estimate that the patient-care O&P industry in the United States represented approximately $1.9 billion in sales in 2000. Key trends expected to increase demand for orthopedic rehabilitation services include the following:

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

     Industry Overview. The O&P patient-care services market is highly fragmented and relatively under-penetrated by multi-site operators. There are an estimated 3,300 certified prosthetists and/or orthotists and approximately 2,850 O&P patient-care centers in the United States. We estimate that we account for approximately 25% of total estimated O&P patient-care net sales. We do not believe that any other competitor has a market share of more than 5% of total estimated O&P patient-care net sales. We believe that the O&P industry will continue to consolidate as a result of a variety of factors, including: (i) increased pressures from managed care; (ii) demonstrated benefits from economies of scale; and (iii) desire by independent orthotists and prosthetists to focus more on patient care and less on administration.

     Increased Managed Care Penetration. The expanding geographical reach of the large managed care organizations makes it increasingly important for them to contract for their patient-care needs with counterparts who have large, national operations. Managed care companies prefer to contract with a single provider for all their O&P patient-care services. As a result, small independent O&P practices feel pressure to consolidate in order to access managed care referrals.

     Economies of Scale. A significant portion of the cost of O&P services is attributable to the cost of materials used in orthoses and prostheses. Achieving purchase discounts through group purchasing can increase profitability at each patient-care center.

     Financial Liquidity for O&P Practices. The security of a large O&P network is extremely appealing to small providers who desire to reduce the financial and personal liabilities of their businesses. Through consolidation, individual providers are able to realize some financial liquidity while enabling them to continue to provide patient-care services as employees of a large O&P services provider.

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

     We also develop and implement programs designed to enhance the efficiency of our clinical practices. Such programs include: (i) sales and marketing initiatives to attract new-patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional-education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the regionalization of fabrication and purchasing activities, which provides overnight access to component parts and products at prices that are typically 25% lower than traditional procurement methods; and (v) access to expensive, state-of-the-art equipment that is financially more difficult for smaller, independent facilities to obtain.

     We believe that the application of sales and marketing techniques is a key element of our operational strategy. Due primarily to the fragmented nature of the industry, the success of an O&P patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the community. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically have not utilized advanced marketing techniques. We are in the process of developing a centralized marketing department.

Patient-Care Services

     At December 31, 2000, we provided O&P patient-care services through 620 O&P patient-care centers and approximately 888 patient-care practitioners in 44 states and the District of Columbia. The majority of our practitioners are certified practitioners or candidates for formal certification by the O&P industry certifying boards. Each of our patient-care centers is closely supervised by one or more certified practitioners. The balance of our patient-care practitioners are highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

     A patient in need of O&P patient-care services is referred to one of our patient-care centers upon a determination by the attending physician of a course of treatment. One of our practitioners then consults with both the referring physician and the patient to formulate the prescription for, and design of, an orthotic or prosthetic device to meet the patient's needs.

     The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices fit by our practitioners are custom designed and fabricated by skilled practitioners for balance, fit, support and comfort. Of the orthotic devices provided by us, a majority are custom designed, fabricated and fit and the balance are prefabricated but custom fit.

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

OPNET

     In 1995, we formed OPNET, a proprietary national preferred provider O&P referral network serving managed care organizations, including HMOs and PPOs. Through this network, managed care organizations can contract for O&P services with any O&P patient-care center in the OPNET network. As of December 31, 2000, OPNET had a network of 701 patient-care centers (620 of which are owned and operated by us) serving 1,109 managed care plans.

Manufacturing and Distribution

     In addition to on-site fabrication of custom O&P devices incidental to the services rendered at its O&P patient-care centers, we manufacture O&P components and finished patient-care products for both the O&P industry and our own patient-care centers. We manufacture components and finished products under various name brands such as Lenox Hill, CASH Brace, Ortho-Mold, Charleston Bending Brace, DOBI-Symplex, Seattle Limb Systems and Sea Fab. This manufacturing activity takes place at a state-of-the-art facility located in Seattle, Washington that we acquired in 1998. The principal products manufactured are prefabricated and custom-made spinal orthoses as well as custom-made and off-the-shelf derotation knee braces. We distribute O&P components and finished patient-care products to the O&P industry and to our own patient-care practices. We inventory over twenty (20) thousand items, a majority of which are manufactured by other companies and are distributed by us.

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

         Marketing of our manufactured products and distribution services is conducted on a national basis, through a dedicated sales force, catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the health care industry, such as orthopedic surgeons and physical and occupational therapists.

     To provide timely custom fabrication and service to its patients, we employ technical personnel and maintain laboratories at each of our patient-care centers. We use advanced computer-aided design and computer-aided manufacturing ("CAD/CAM") technology to produce precise and uniform products. We have several large, fully staffed central fabrication facilities to service patient-care centers. These strategically located facilities enable us to fabricate those O&P products that are more easily produced in larger quantities and in a more cost-effective manner, as well as serving as an auxiliary production center for products normally fabricated at individual patient-care centers.

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

Research & Development

     We will continue to engage actively in O&P product research and development within our current cost parameters. Our manufacturing division currently establishes an annual research and development budget in an amount approximating ten percent of the net sales of the manufacturing division for the prior year. This budgeted amount is then divided into two categories, with approximately one-third of such amount being applied to improving existing products manufactured by us and the remaining portion being applied to research and development of new products. Improvements to existing products are made through the use of newer and more advanced materials, as well as through requests by existing purchasers of products who express their willingness to purchase a greater number of such products if requested product improvements are implemented. Thus, improvements to existing products are expected to increase sales of such products, especially to those customers who requested the product improvements.

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

Acquisitions

     From 1986 to June 1999, Hanger Orthopedic Group acquired over 75 businesses in 31 states and the District of Columbia. From 1992 to June 1999, NovaCare O&P acquired over 90 O&P businesses in 37 states. On July 1, 1999, Hanger Orthopedic Group acquired NovaCare O&P. Subsequent to our acquisition of NovaCare O&P, we acquired one O&P business in 1999. In 2000, we acquired five small O&P businesses.

     As a result of our current emphasis on cost-reduction measures and other internal restructuring, we do not anticipate making any acquisitions during 2001.

New-Center Development

     In addition to acquired patient-care centers, we have historically developed new satellite patient-care centers in existing markets with underserved demand for O&P services. These satellite centers require less capital to develop than complete O&P centers since the satellite centers usually consist of only a waiting room and patient fitting rooms, but without a fabrication laboratory for creating O&P devices. An O&P practitioner will spend one or two days each week in a satellite center treating those patients who find it inconvenient to visit the O&P practitioner's primary center.

     These satellite centers also tend to receive new patient referrals from hospitals and physicians located near the newly developed center, driving new patient growth and center revenue. While a partial revenue shift occurs from the O&P practitioner's main center to the satellite center because the O&P practitioner is now seeing some of the same patients out of a new center, the additional patient volume in the satellite center increases the O&P practitioner's overall revenue. If demand for O&P services at a satellite center increases beyond the ability of the O&P practitioner to service in one or two days a week, the Company will staff the satellite office on a full-time basis. We estimate that the cost of opening a new satellite patient-care center is approximately $100.0, which includes equipment, leasehold improvements and working capital. We expect a new patient-care center to reach profitability, as measured by EBITDA, within six months to one year of opening. No assurance can be given that we will be successful in achieving these start-up and profitability goals with regard to new patient-care centers.

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

     Medicare, Medicaid, the VA and certain state agencies, which accounted for approximately 53.7%, 41.0% and 38.4% of our net sales in 1998, 1999 and 2000, respectively (based on a sampling of approximately 41%, 79% and 84% of patient-care centers in 1998, 1999 and 2000, respectively), have set maximum reimbursement levels for payments for O&P services and products. The health care policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Competition

     The competition among O&P patient-care centers is primarily for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We believe that distinguishing competitive factors in the O&P industry are quality and timeliness of patient care and, to a lesser degree, charges for services. We compete with others in the industry for trained personnel. To date, however, we have been able to achieve our staffing needs and have experienced a relatively normal turnover rate of employees.

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

Medical Device Regulation

     We manufacture and distribute products that are subject to regulation as medical devices by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act and accompanying regulations. We believe that the products we manufacture and/or distribute, including O&P accessories and components, are exempt from FDA's regulations for premarket clearance or approval requirements and from requirements relating to quality system regulation ("QSR"): (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, and are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by FDA for noncompliance with FDA requirements, no assurance can be given that we would be found to be or to have been in compliance at all times. Noncompliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results of operations.

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

     These laws may apply to certain of our operations. We have instituted various types of discount programs for individuals or entities that purchase products and services. We also maintain financial relationships with individuals and entities who may: (i) purchase our products and services; (ii) refer patients to our O&P patient-care centers; or (iii) receive referrals through OPNET. These relationships include, among other things, lease arrangements with hospitals and OPNET participation arrangements. Because some of these arrangements may not satisfy all elements of an applicable safe harbor, they could be subject to scrutiny and challenge under one or more such laws.

     HIPAA Violations. The Health Insurance Portability and Accountability Act ("HIPAA") provides for criminal penalties for, among other offenses, health care fraud, theft or embezzlement in connection with health care, false statements relating to health care matters, and obstruction of criminal investigation of health care offenses. Unlike the antikickback laws, these offenses are not limited to Federal Health Care Programs.

     In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays to any individual eligible for benefits under a Federal Health Care Program remuneration that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of "remuneration" are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts.

     These laws may apply to certain of our operations. As noted above, we have established various types of discount programs or other financial arrangements with individuals and entities who purchase our products and services and/or refer patients to our O&P patient-care centers. We also bill third party payors and other entities for items and services provided at our O&P patient care centers. While we endeavor to ensure that our discount programs, other financial arrangements and billing practices comply with applicable laws, such programs, arrangements and billing practices could be subject to scrutiny and challenge under HIPAA.

     False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent or are for items or services not provided as claimed. Each of our O&P patient-care centers is responsible for preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement for our products to purchasers. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we could face liability for presenting or causing to be presented such claims.

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

Antitrust

     We are subject to federal and state antitrust laws which prohibit, among other things, the establishment of ventures that result in certain anticompetitive conduct. These laws have been applied to the establishment of certain networks of otherwise competing health care providers. In September 1995, the Antitrust Division of the Department of Justice issued a business review letter which concluded, in part, that the description of OPNET voluntarily furnished to the Department of Justice by us "did not pose any significant competitive issues" and, therefore, Department of Justice "has no present intention of challenging [OPNET]" under federal antitrust law. Although we are not able to assure that the continued operation of OPNET will comply in all respects with the terms specified in the business review letter, noncompliance with these terms does not mean that the antitrust authorities or private parties would challenge the conduct, and we believe that the current operation of OPNET is not anticompetitive and results in significant efficiencies. However, the Department of Justice reserves the right to bring an investigation or proceeding if it determines that OPNET is anticompetitive in purpose or effect. There can be no assurance that the Department of Justice will not bring an investigation or proceeding challenging OPNET (or other aspects of our operations) under these laws, or that such an investigation or proceeding would not result in a material adverse effect on our business and results of operations.

Personnel

     None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. The following table summarizes our employees as of December 31, 2000:

         Part-time...........................................        171
         Full-time............................................     3,198
                                                                  -------
            Total.............................................     3,369
                                                                  =======

Insurance

     We currently maintain insurance of the type and in the amount customary in the orthopedic rehabilitation industry, including coverage for malpractice liability, product liability, workers' compensation and property damage. Our general liability insurance coverage is $500.0 per incident, with a $50.0 million umbrella insurance policy. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount.

ITEM 2.  PROPERTIES.
         ----------

     As of December 31, 2000, Hanger operated 620 patient-care centers and facilities in 44 states and the District of Columbia. Of these, 24 centers are owned by Hanger. There are an additional four centers owned but not in use in Georgia, New York, Pennsylvania and West Virginia. The remaining centers are occupied under leases expiring between the years of 2001 and 2010. Hanger believes that the centers leased or owned by it are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

     Hanger also owns distribution facilities in Georgia and Texas, and leases manufacturing and distribution facilities in Arizona, Missouri, Illinois, Maryland, Florida, Washington and California. The Company leases its corporate headquarters in Bethesda, Maryland. Substantially all of Hanger's properties are pledged to collateralize bank indebtedness. See Note H to Hanger's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against us in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, our Chairman of the Board, President and Chief Executive Officer, and Richard A. Stein, our former Chief Financial Officer, Secretary and Treasurer.

     The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning our financial results for the quarter ended September 30, 1999, and the progress of our efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of our common stock. The plaintiff seeks to recover damages on behalf of all of the class members.

     We believe that the allegations have absolutely no merit and plan to vigorously defend the lawsuit.

     Currently, Hanger is not a party to any other material legal proceedings. Legal proceedings to which Hanger is subject arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
         ------------------------------------

     The  following  table  sets  forth  information   regarding  our  current
executive officers and certain of our subsidiaries:

Name                      Age             Office with the Company
----                      ---             -----------------------
Ivan R. Sabel, CPO        56              Chairman of the Board, President,
                                           Chief Executive Officer and
                                           Director of the Company

Richmond L. Taylor        52              Executive Vice President of the
                                           Company and Chief Operating Officer
                                           of Hanger Prosthetics & Orthotics,
                                           Inc. and HPO, Inc.
                                           (Patient Care Services)

Dennis T. Currier         56              Chief Financial Officer
                                           of the Company

James G. Cairns, Jr.      63              President and Chief Operating Officer
                                           of Seattle Orthopedic Group, Inc.
                                           (Manufacturing)

Ron May                   54              President and Chief Operating Officer
                                           of Southern Prosthetic Supply, Inc.
                                           (Distribution)

Deneane M. Butler         36              Controller, Secretary and Treasurer
                                           of the Company

-------------------

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

     Richmond L. Taylor was the Executive Vice President and Chief Operating Officer of NovaCare O&P until July 1, 1999, when he became an Executive Vice President of the Company and Chief Operating Officer of each of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc. the wholly-owned subsidiary of the Company which operate all of our patient-care centers. Previously, Mr. Taylor served as the Regional Vice President of NovaCare O&P for the West Region since 1989. Prior to joining NovaCare, Mr. Taylor spent 20 years in the health care industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

     Dennis T. Currier was appointed interim Chief Financial Officer of Hanger on January 23, 2001. Mr. Currier has over thirty years of experience in the health care industry serving in both senior executive and consulting capacities. Mr. Currier was a partner with one of the "big five" public accounting firms and served as Chief Financial Officer of a large integrated health care delivery system for over ten years.

     James G. Cairns, Jr. has served as the President and Chief Operating Officer of Seattle Orthopedic Group, Inc., a wholly-owned subsidiary of the Company that designs, manufactures and distributes orthotic and prosthetic products, since the Company's acquisition of Model and Instrument Development Corporation in August 1998, of which he had served as the President and Chief Executive Officer since 1992. Model and Instrument Development Corporation operated under the trade name Seattle Limb Systems and manufactured prosthetic components and related equipment. Previously, he served from 1987 to 1992 as the Chairman of the Board and Chief Executive Officer of Alliance Bancorporation, a bank holding company, and earlier as a consultant to the financial services industry and in management positions with various banking organizations.

     Ron May has been the President and Chief Operating Officer of Southern Prosthetic Supply, Inc., a wholly-owned subsidiary of the Company that distributes orthotic and prosthetic products, since December 1998. From January 1984 to December 1998, Mr. May was Executive Vice President of the distribution division of J.E. Hanger, Inc. of Georgia, which we acquired in November 1996.

     Deneane M. Butler has served as the Vice President of Finance and Controller of Hanger since September 1994 and as the Secretary and Treasurer of the Company since January 23, 2001. Ms. Butler was also the Assistant
Controller of Hanger from April 1992 to September 1994 and was a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
         -------------------------------------------------

     Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low intra-day sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

    Year Ended December 31, 1999            High              Low
                                            ----              ---
        First Quarter                     $27.50            $12.00
        Second Quarter                     19.44             12.38
        Third Quarter                      15.00             10.50
        Fourth Quarter                     15.50              8.75

    Year Ended December 31, 2000            High              Low
                                            ----              ---
        First Quarter                   $10.3125            $3.7500
        Second Quarter                    5.5000             3.7500
        Third Quarter                     4.8750             3.2500
        Fourth Quarter                    4.1875             0.9375

     At March 29, 2001, there were approximately 807 holders of record of the Company's Common Stock.

Dividend Policy

     We have never paid cash dividends on our common stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in our business. The terms of our agreements with our financing sources and certain other agreements prohibit the payment of dividends on our common stock and preferred stock and such agreements will continue to prohibit the payment of dividends in the future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.
         --------------------------------------------

     The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto included elsewhere in this report.


                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                            Years Ended December 31,
                                        ----------------------------------------------------------------
                                            1996         1997           1998        1999         2000
                                            ----         ----           ----        ----         ----
Statement of Operations Data:
Net sales                              $   66,806   $  145,598    $  187,870   $ 346,826   $  486,031
Gross profit                               34,573       72,065        94,967     177,750      234,663
Selling, general & administrative          24,550       49,076        63,512     113,643      177,519
Depreciation and amortization               2,848        4,681         5,782      14,058       23,328
Integration costs (1)                       2,480          ---           ---       5,035        1,710
Restructuring costs (1)                       ---          ---           ---       1,305          654
Income from operations                      4,695       18,308        25,673      43,709       31,452
Interest expense, net                      (2,547)      (4,933)       (1,902)    (22,177)     (47,072)
Income (loss) before taxes,
   extraordinary item                       1,971       13,166        23,456      21,180      (15,493)
Provision (benefit) for income taxes          890        5,526         9,616      10,194       (1,497)
Income (loss) before
   extraordinary item                       1,081        7,640        13,840      10,986      (13,996)
Extraordinary loss on early
   extinguishment of debt                     (83)      (2,694)          ---         ---          ---
Net income (loss)                      $      998   $    4,946    $   13,840   $  10,986      (13,996)
Basic per common share data:
Income (loss) before
    extraordinary item                 $     0.12   $     0.65    $     0.82   $    0.47   $    (0.98)
Extraordinary loss on early
   extinguishment of debt                   (0.01)       (0.23)          ---         ---          ---
Net income (loss) per common share     $     0.11   $     0.42    $     0.82   $    0.47   $    (0.98)
                                       ===============================================================
Shares used to calculate basic per
 common are amounts                         8,470       11,793        16,813      18,855       18,910
                                       ===============================================================
Diluted per common share data (2):
Income (loss) before
  extraordinary item                   $     0.12   $     0.58    $     0.75   $    0.44   $    (0.98)
Extraordinary loss on early
  extinguishment of debt                    (0.01)       (0.21)          ---         ---          ---
Net income (loss) per common share     $     0.11   $     0.37    $     0.75   $    0.44   $    (0.98)
                                       ===============================================================
Shares used to calculate diluted
  per common share amounts                  8,663       13,138        18,516      20,005       18,910
                                       ===============================================================


                                                                       December 31,
                                                                       ------------
Balance Sheet Data:                             1996           1997         1998          1999       2000
                                                ----           ----         ----          ----       ----
Cash and cash equivalents                  $    6,572     $   6,557    $   9,683     $  5,735   $  20,669
Working capital                                25,499        39,031       49,678      118,428     133,690
Total assets                                  134,941       157,983      205,948      750,081     761,818
Long-term debt                                 64,298        23,237       11,154      426,211     422,838
Shareholders' equity                           39,734       106,320      162,553      172,914     154,380

     (1) The 1996 results include acquisition and integration costs of $2.5 million incurred in connection with the purchase of J. E. Hanger, Inc. of Georgia effective November 1, 1996. The 1999 and 2000 results include restructuring and integration costs of $6.3 million and $2.4 million, respectively, incurred in connection with the purchase of NovaCare O&P.

     (2) For 1999 and 2000, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2000, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the year ended December 31, 2000.


                                                                     Quarter Ended
                                                                     -------------
      1999                               March 31           June 30          Sept. 30          Dec. 31
      ----                               --------           -------          --------          -------
      Net Sales                           49,145             56,417           124,922           116,342
      Gross Profit                        24,256             28,862            65,344            59,288
      Net Income (Loss)                    3,121              4,875             3,449              (459)
      Diluted Per Common Share
          Data Net Income (1)              $0.15              $0.24             $0.12            $(0.08)

      2000                               March 31           June 30          Sept. 30          Dec. 31
      ----                               --------           -------          --------          -------
      Net Sales                          114,868            125,872           125,252           120,039
      Gross Profit                        57,684             65,562            64,430            46,987
      Net Income (Loss) (2)                 (279)             2,407             1,596           (17,720)
      Diluted Per Common Share
          Data Net Income (1)             $(0.07)             $0.06             $0.02            $(0.99)

     (1) For 1999 and 2000, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2000, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the year ended December 31, 2000.

     (2) During the fourth quarter of 2000, the Company recorded charges of approximately $9.6 million and $9.0 million related to an inventory adjustment and an increase in the allowance for doubtful accounts respectively. Management considers these charges to be changes in estimates in accordance with the provisions of Accounts Principles Board Opinion No. 20.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------

Overview

     The significant growth in our net sales has resulted from an aggressive program of acquiring and developing O&P patient-care centers. Similarly, growth in our O&P distribution and manufacturing net sales is attributable primarily to acquisitions. At December 31, 2000, the Company operated 620 patient-care centers, six distribution facilities and seven manufacturing facilities.

Expansion

     The following table sets forth the number of patient-care centers, certified practitioners and states (including the District of Columbia) in which we operated at the end of each of the past three years:

                                            For the Years Ended December 31,
                                      -----------------------------------------
                                          1998           1999             2000
                                          ----           ----             ----

Number of patient-care centers..........  256            617              620
Number of certified practitioners.......  321            962              888
Number of states (including D.C.).......   31             42               45


Recent Acquisitions

     During 2000, we acquired five O&P companies for an aggregate consideration, excluding earn out provisions, of approximately $4.5 million, consisting of approximately $2.4 million of cash and $2.1 million of promissory notes. These O&P companies, which operated seven patient-care centers at December 31, 2000, had combined net sales of approximately $2.3 million in the year ended December 31, 2000. Additional amounts aggregating approximately $13.9 million may be paid in connection with earnout provisions contained in acquisition agreements.

     On July 1, 1999, we acquired NovaCare O&P for an aggregate consideration of $445.0 million. NovaCare O&P, which operated 395 O&P patient care centers at June 30, 1999, had net sales of approximately $278.8 million in the twelve months ended June 30, 1999. We acquired five other O&P companies during 1999 for an aggregate consideration, excluding potential earn-out provisions, of approximately $11.9 million. These O&P companies, which operated five patient-care centers at December 31, 1999, had combined net sales of approximately $10.5 million in the year ended December 31, 1998.

Sources of Net Sales

     The majority of our net sales continue to be derived from operating patient-care centers. The following table sets forth the percent contributed to net sales in each of the periods indicated by the principal sources of our net sales. The decrease in the percentage of net sales contributed by distribution activities and decrease in the percentage of net sales attributable to manufacturing in 1999 and 2000 is primarily a result of the NovaCare O&P acquisition which consisted entirely of patient-care services.

                                          For the Years Ended December 31,
                                     ------------------------------------------
                                          1998           1999             2000
                                          ----           ----             ----

Source of net sales:
     Patient-care services............    81.1%          88.6%            92.0%
     Manufacturing....................     4.5            3.0              2.0
     Distribution.....................    14.4            8.4              6.0
                                         ------         ------           ------
                                         100.0%         100.0%           100.0%
                                         ======         ======           ======

Payor Mix (1):

     We receive payments for O&P services rendered to patients from private insurers, HMOs, PPOs, the patients directly and governmental payors, including Medicare, Medicaid and the VA. The sources and amounts of our net sales derived from patient-care centers are determined by a number of factors, including the number and nature of O&P services rendered and the rates of reimbursement among payor categories. Generally, private insurance and other third-party reimbursement levels are greater than managed care (HMO/PPO), Medicare, Medicaid and VA reimbursement levels. Changes in our payor mix can affect our profitability. The following table sets forth the percent contributed to net sales in each of the following periods by the principal categories of payors:

                                              For the Years Ended December 31,
                                     -----------------------------------------
                                          1998           1999              2000
                                          ----           ----              ----

Payor mix (1):
     Private pay and other.............   46.3%          59.0%            61.6%
     Medicare/Medicaid/VA/state
        Agencies.......................   53.7           41.0             38.4%
                                          ------         -----            -----
                                          100.0%        100.0%           100.0%
                                          ======        ======           ======

     (1) Payor mix data is based on a sampling of approximately 41% of the patient-care centers in 1998, approximately 79% of the patient care centers in 1999 and approximately 84% of the patient care centers in 2000.

     Adjusted EBITDA and Operating Margin Trends

     Adjusted EBITDA and operating margins in 2000 were lower than 1999, primarily as a result of (i) higher material cost of goods sold, (ii) increased provision for bad debt expense and (iii) higher general and administrative costs. In 1999, margins were higher than 1998, primarily as a result of (i) the acquisition of NovaCare O&P which was entirely patient care services, which historically have experienced higher margins than distribution and manufacturing operations; and (ii) the elimination of duplicative overhead and corporate field personnel. The following table sets forth our Adjusted EBITDA and operating margins during each of the past three years:

                                           For the Years Ended December 31,
                                          -----------------------------------
                                          1998           1999           2000
                                          ----           ----           ----

Adjusted EBITDA margin (1).........       16.7%          18.5%          11.8%
Operating margin (2)...............       13.7           12.6            6.5




     (1) Adjusted "EBITDA" is defined as net income (loss) before interest expense (net), taxes, depreciation and amortization, discontinued operations, restructuring and integration costs, other expense
           (net), extraordinary items and accounting change. Adjusted EBITDA is not a measure of performance under GAAP. While Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that Adjusted EBITDA is customarily used as a criteria in evaluating health care companies and is a common metric used by lenders in debt covenants.

     (2) "Operating" is defined as net income (loss) before interest expense, taxes and discontinued operations.

Seasonality

     Our results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first quarter of each year, together with a greater degree of patients' sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have contributed to lower net sales during that quarter.


Results of Operations

     The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:


                                                               For the Years Ended December 31,
                                                              ----------------------------------
                                                                 1998              1999               2000
                                                                 ----              ----               ----

Net sales............................................           100.0%            100.0%             100.0%
Cost of products & services sold.....................            49.5              48.7               51.7
Gross profit.........................................            50.5              51.3               48.3
Selling, general and administrative..................            33.8              32.8               36.5
Depreciation and amortization........................             1.7               1.9                2.3
Amortization of excess cost over net
     Assets acquired.................................             1.3               2.2                2.5
Integration and restructuring costs..................             --                1.8                 .5
Income (loss) from operations........................            13.7              12.6                6.5
Interest expense, net................................             1.0               6.4                9.7
Income (loss) before taxes and extraordinary
     Item............................................            12.5               6.1               (3.2)
Income taxes.........................................             5.1               2.9               (0.3)
Net income...........................................             7.4               3.2               (2.9)


Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999
-------------------------------------------------------------------------

     Net Sales. Net sales for the year ended December 31, 2000, were approximately $486.0 million, an increase of approximately $139.2 million, or 40.1%, over net sales of approximately $346.8 million for the year ended December 31, 1999. The increase was principally attributable to the acquisition of NovaCare O&P on July 1, 1999.

     Gross Profit. Gross profit in the year ended December 31, 2000 was approximately $234.7 million, an increase of approximately $56.9 million, or 32.0%, from gross profit of approximately $177.8 million for the year ended December 31, 1999. Gross profit as a percentage of net sales decreased to 48.3% in 2000 from 51.3% in 1999. This decrease in the gross profit margin is primarily attributable to higher material costs and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses in the year ended December 31, 2000 increased by approximately $63.9 million, or 56.2%, compared to the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 36.5% in 2000 compared to 32.8% in 1999. The increase in selling, general and administrative expenses was primarily due to the NovaCare O&P acquistion on July 1, 1999 and primarily occurred in payroll, rent and bad debt expense.

     Integration and Restructuring Costs. During the year ended December 31, 2000, we recognized approximately $2.4 million of one-time integration costs in connection with our acquisition on July 1, 1999 of NovaCare O&P, a substantial decrease from the $6.3 million of integration and restructuring costs recognized in the prior year. Additional information relating to integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

     Income from Operations. Principally as a result of the above, income from operations in 2000 was approximately $31.5 million, a decrease of $12.2 million, or 27.9%, from the prior year. Income from operations as a percentage of net sales decreased to 6.5% in 2000 from 12.6% for the prior year.

     Interest Expense, Net. Net interest expense for the year ended December 31, 2000 was approximately $47.1 million, an increase of approximately $24.9 million over approximately $22.2 million incurred in 1999. Interest expense as a percentage of net sales in 2000 increased to 9.7% from 6.4% for 1999. The increase in interest expense was primarily attributable to $255.0 million borrowed under a bank credit facility and $150 million in senior subordinated notes issued to acquire NovaCare O&P, as well as an increase in variable borrowing rates.

     Income Taxes. Our effective tax rate benefit was 9.7% in 2000 versus a provision of 48% in 1999. The decrease in the effective tax rate in 2000 was a result of the operating and taxable losses incurred during the year. The benefit from income taxes for the year ended December 31, 2000 was approximately $1.5 million compared to provision for income taxes of approximately $10.2 million for the year ended December 31, 1999.

     Net Income/Loss. As a result of the above, we reported a net loss of approximately $14.0 million, or $.98 per common dilutive share (loss), for the year ended December 31, 2000, as compared to net income of $11.0 million, or $.44 per common dilutive share, for the year ended December 31, 1999.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998
 ------------------------------------------------------------------------

     Net Sales. Net sales for the year ended December 31, 1999 were approximately $346.8 million, an increase of approximately $159.0 million, or 84.6%, over net sales of approximately $187.9 million for the year ended December 31, 1998. Contributing to the increase was the acquisition of NovaCare O&P on July 1, 1999.

     Gross Profit. Gross profit for the year ended December 31, 1999, was approximately $177.8 million, an increase of approximately $82.8 million, or 87.2%, over gross profit of approximately $95.0 million for the year ended December 31, 1998. The increase was primarily attributable to the increase in net sales. Gross profit as a percentage of net sales increased to 51.3% in 1999 from 50.5% in 1998. The increase in the gross profit margin is primarily a result of the NovaCare O&P acquisition which was entirely patient care services. Patient care services historically have experienced higher gross profit margins than distribution and manufacturing operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in the year ended December 31, 1999 increased by approximately $50.1 million, or 78.9%, compared to the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of net sales in 1999 decreased to 32.8% from 33.8% in 1998.

     Integration and Restructuring Costs. As stated above, we recognized approximately $6.3 million of integration and restructuring costs during 1999 in connection with our acquisition on July 1, 1999 of NovaCare O&P. Additional information relating to the integration and restructuring costs is set forth below under "Integration and Restructuring Costs."

     Income from Operations. Principally as a result of the above, income from operations in the year ended December 31, 1999 was approximately $43.7 million, an increase of approximately $18.0 million, or 70.3%, over the prior year's comparable period. Income from operations as a percentage of net sales decreased to 12.6% in 1999 from 13.7% in 1998.

     Interest Expense, Net. Interest expense, net for the year ended December 31, 1999 was approximately $22.2 million, an increase of approximately $20.3 million over approximately $1.9 million incurred in the year ended December 31, 1998. Interest expense as a percentage of net sales increased to 6.4% from 1.0% for the prior year. The increase in interest expense was primarily attributable to $255.0 million borrowed under a bank credit facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P.

     Income Taxes. Our effective tax rate was 48% in 1999 versus 41% in 1998. The increase in 1999 is a result of the disproportionate impact of the amortization of the excess costs over net assets acquired in relation to taxable income, primarily attributable to the acquisition of NovaCare O&P. The provision for income taxes for the year ended December 31, 1999 was approximately $10.2 million compared to approximately $9.6 million for the year ended December 31, 1998.

     Net Income/Loss. As a result of the above, we recorded net income of approximately $11.0 million, or $.44 per dilutive common share, in the year ended December 31, 1999, compared to net income of approximately $13.8 million, or $.75 per dilutive common share, in 1998. Net income for 1999, excluding the integration and restructuring costs, would have been $14.8 million, or $.63 per dilutive common share.

     Liquidity and Capital Resources

     Cash flow generated from operating activities during 2000 approximated $3.6 million, an increase of $3.8 million from the 1999 level of cash flow used for operating activities of $224.0. The increase resulted from a reduction in the rate of working capital investment growth (i.e., although working capital increased in absolute terms during 2000, it did so at a considerably lower rate than experienced in 1999), offset by lower cash earnings. Cash earnings, defined as Adjusted EBITDA less interest expense, restructuring and integration costs and current income tax expense, decreased approximately $20 million from $26.1 million in 1999 to $6 million in 2000. Cash flow used for operating activities during 1999 of $224,000 represented a decrease in operating cash flows of approximately $18.8 million from the 1998 level of cash flow generated by operating activities of $18.5 million. This decrease principally resulted from an increase in the investment of working capital during 1999, offset by an increase in cash earnings of approximately $6.7 million during 1999.


     The comparability of cash flows used for investing and financing activities for each of the years in the three year period ended December 31, 2000 is largely impacted by the Company's acquisition of the NovaCare O&P from NovaCare, Inc on July 1, 1999 (the "Acquisition").

     Under the terms of the Acquisition agreement, the aggregate purchase price consideration totaled $445.0 million, which consisted of the assumption of liabilities and other obligations of $38.4 million and the balance in cash. Of the cash portion, $15.0 million was placed in escrow pending the determination of any potential post closing adjustments relating to working capital. During 2000, the Company received $24.7 million from NovaCare, Inc. pursuant to the post closing purchase price adjustment. Reference is made to the discussion under "Arbitration of Dispute Regarding Adjusted Working Capital of NovaCare O&P and Subsequent Litigation" below for information regarding post-closing adjustments.

     Hanger required approximately $430.2 million in cash to close the acquisition, to pay approximately $20.0 million of related fees and expenses, including debt issue costs of approximately $16.0 million, and to refinance existing debt of approximately $2.5 million. The funds were raised by Hanger through (i) borrowing approximately $230.0 million of revolving credit and term loans under a new bank facility; (ii) selling $150.0 million principal amount of 11.25% Senior Subordinated Notes due 2009; and (iii) selling $60.0 million of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100.0 million revolving credit facility, of which $30.0 million was drawn on in connection with the acquisition of NovaCare O&P, a $100 million Tranche A term facility and a $100 million Tranche B term facility.


     The Company's consolidated liquidity position (comprised of cash and cash equivalents and unused credit facilities) approximated $36 million at December 31, 2000 compared to approximately $50.7 million at December 31, 1999. Consolidated working capital at December 31, 2000 of approximately $133.7 million is up $15.3 million from the December 31, 1999 level of $118.4 million.


     The Company's total long term debt at December 31, 2000, including a current portion of approximately $37.6 million, was approximately $460.4 million. Such indebtedness included: (i) $150.0 million of 11.25% million Senior Subordinated Notes due 2009; (ii) $84.7 million for the Revolving Credit Facility; (iii) $92.5 million for Tranche A Term Facility; (iv) $99.3 million for Tranche B Term Facility; and (v) a total of $33.9 million of other indebtedness. The Revolving Credit Facility, and the Tranche A and B Term Facilities (the "Credit Facility") were entered into with The Chase Manhattan Bank, Bankers Trust Company, Paribas and certain other banks (the "Banks") in connection with the Acquisition. The Revolving Credit Facility matures on July 1, 2005; the Tranche A Term Facility is payable in quarterly installments of $5.0 million through July 1, 2005; and the Tranche B Term Facility is payable in quarterly installments of $250,000 through December 31, 2004 and in quarterly installments of $15.8 million through January 1, 2007.

     The Credit Facility contains certain affirmative and negative covenants customary in an agreement of this nature. At December 31, 1999, the Company was not in compliance with financial covenants under the Credit Facility for capital expenditure and adjusted interest coverage ratio. In consideration for the Banks' waiver of the Company's non-compliance with these covenants, an amendment to the Credit Agreement effective March 29, 2000 was entered into which provided for an increase in the interest rates of the Credit Facility borrowings by 25 basis points. Certain of the financial covenants were eased with respect to 2000 and 2001 under the terms of the amendment to the Credit Agreement. In addition at December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the bank's waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001 was entered into which provides for an increase in the interest rates of the Credit Facility borrowings by 50 basis points. Certain of the financial covenants were eased with respect to 2001 and 2002 under the terms of the amendment to the Credit Agreement.

     Matters critical to the Company's compliance with the Credit Facility's covenants, and ultimately its immediate term liquidity (to the extent alternative sources of liquidity are not readily available), include improving operating results, through revenue growth and cost control, and reducing the Company's investment in working capital. As further discussed below, the Company has retained the services of Jay Alix & Associates to assist in identifying programs aimed at achieving these objectives. The Company's ability to continue to comply with the Credit Facility covenants is dependent on certain factors, including (a) the ability of the Company to effectuate the restructuring initiatives referred to above, and (b) the Company's ability to continue to attract and retain experienced management and O&P practitioners. Unexpected increases in the LIBOR rate could also adversely impact the Company's ability to comply with the Credit Facility's covenants. Management believes that the Company will continue to comply with the terms of the Credit Facility and that the Company's consolidated liquidity position is adequate to meet its short term and long term obligations.

     The Credit Facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends and restricts the Company from pursuing acquisition opportunities for the calendar year 2001.

     All or any portion of outstanding loans under the Credit Facility may be repaid at any time and commitments may be terminated in whole or in part at our option without premium or penalty, except that LIBOR-based loans may only be repaid at the end of the applicable interest period. Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances.

     The $60.0 million outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of our non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control, the Company must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity on July 1, 2010.

Agreement with Jay Alix & Associates

     On December 11, 2000, the Company retained the services of JA&A to assist in identifying areas for cash generation and profit improvement. Subsequent to the completion of this diagnostic phase, the Company modified and extended the retention agreement on January 23, 2001 to include the implementation of certain restructuring activities. Among the targeted plans are spending reductions, improving the utilization and effectiveness of support services, including claims processing, the refinement of materials purchasing and inventory management and the consolidation of distribution services. In addition, the Company will seek to enhance revenues through revised marketing efforts and more efficient billing procedures.

     The terms of this engagement provide for payment of JA&A's normal hourly fees plus a success fee if certain defined benefits are achieved. Management has elected to pay one-half of any earned success fees in cash, with the remaining one-half of the success fee paid through a grant of options to purchase the Company's stock. All the options will be granted with an exercise price of $1.40 per share, which was the average closing price of the Company's common stock for all trading days during the period from December 23, 2000 - January 23, 2001. The number of options will be determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The options are to be granted within 30 days of each invoice, shall be exercisable beginning with the sixth month following each award and shall expire five years from the termination of JA&A's engagement. The number of options that will be granted cannot be determined at this time.

Integration and Restructuring Costs

     In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. Two hundred and thirty-four (234) employees were severed, resulting in a charge of approximately $1.0 million (the amount is offset by approximately $381,000 restructuring benefit described below), and in December 2000 the Company retained JA&A to do an assessment of the opportunities available for improved financial and operating performance. JA&A was retained to develop a comprehensive performance improvement program. The plan developed by JA&A and the Company calls for a $30.0 million reduction in operating expenses over a two year period, significant increases in patient revenue and reductions in inventory and accounts receivable levels. The plan calls for the incurrence of one-time, non-recurring costs of nearly $9.0 million during 2001. The performance improvement plan was provided to the secured lenders on February 23, 2001 and calls for formal quarterly status reports to the Hanger Board and lenders. As of December 31, 2000, the Company recorded approximately $693,000 in restructuring liabilities. Those amounts were paid in January of 2001, thus completing the plan of restructuring.

     The above restructuring charges and the related cost savings represent our best estimate, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, government legislation, the timing of implementation of the restructuring and related employee reductions and patient-care center closings and other matters, many of which are outside of our control. Our estimate of cost savings is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth and is subject to the considerations relating to forward-looking statements that are set forth below under the caption "Forward Looking Statements."

     The Company has implemented a plan of restructuring relating to our acquisition of NovaCare O&P on July 1, 1999. The plan contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions. The Company has transitioned patients being cared for at a closed patient-care center to another patient-care center generally located within proximity to the closed branch. During 1999 we recorded approximately $5.6 million in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. Also during 1999 and 2000, The Company accrued approximately $1.3 million and $0.7 million
respectively,   for  the  costs  associated  with  the  restructuring  of  our operations.

     The 1999 restructuring plan provided for the closure of 54 patient-care centers, consisting of 29 Hanger and 25 NovaCare O&P locations, and the termination of the employment of 225 employees. As of December 31, 2000, all of the reduction in force had been completed. Management decided to amend the original restructuring plan which called for the closure of 54 patient care centers. As of December 31, 2000, 44 of the patient care centers were closed and management reversed approximately $672,000 of the restructuring reserve providing an approximate restructuring benefit during fourth quarter 2000 of $381,000 and a reduction of goodwill of approximately $291,000.

     We also have expensed integration costs relating to the integration of the acquired NovaCare O&P patient-care centers. During 1999 and 2000, we expensed approximately $5.0 million and $1.7 million, respectively, of integration costs. Such integration costs include costs of changing patient-care center names, payroll and related benefits conversion costs, stay-paid bonuses and related benefits for transitional employees and certain other costs relating to the acquisition. Integration costs are expensed as incurred.

Arbitration of Dispute Regarding Adjusted Working Capital of NovaCare O&P and Subsequent Litigation

     As stated above, on July 1, 1999, we acquired all of the outstanding capital stock of NovaCare O&P from NovaCare, Inc. pursuant to a Stock Purchase Agreement, dated April 2, 1999 and amended on May 19, 1999 and June 30, 1999, by and among NovaCare, NC Resources, Inc., Hanger and HPO Acquisition Corporation. The purchase price paid by us was $445.0 million, subject to adjustment to the extent that NovaCare O&P's adjusted working capital at June 30, 1999 was less or greater than $92.0 million. Of the purchase price paid by us, $15.0 million was placed in escrow with U.S. Bank Trust National Association, as exchange agent, pending the determination of such amount of adjusted working capital. We and NovaCare disagreed regarding the determination of the amount of NovaCare O&P adjusted working capital and on February 25, 2000, we and NovaCare submitted the matter to the independent arbitrator in accordance with the dispute resolution arbitration mechanism provided under the Stock Purchase Agreement. The agreement provided that such arbitrator's determination would be conclusive and binding upon the parties.

     On May 22, 2000, the independent arbitrator issued its report concluding that NovaCare O&P's adjusted working capital at June 30, 1999 was approximately $68.9 million and that we were entitled to the working capital deficiency of approximately $25.1 million, representing the required decrease in the purchase price previously paid by us for NovaCare O&P. On May 25, 2000, the escrow agent released the $15.0 million of escrowed funds to us. Pursuant to the Stock Purchase Agreement, we were entitled to receive the approximately $10.1 million balance of the working capital deficiency on or before June 21, 2000, which was 30 days after the date of the independent arbitrator determination.

     On June 5, 2000, NovaCare (the name of which was changed to NAHC, Inc.) filed a Complaint in the Court of Chancery of the State of Delaware in and for New Castle County against us, our subsidiary, HPO Acquisition Corp., and the escrow agent alleging the wrongful release of the escrowed funds and seeking the return of such escrowed funds to the Escrow Agent. On June 9, 2000, we filed an answer and counterclaim requesting the Court to dismiss the Complaint and confirm the entire independent arbitrator award.

     On June 30, 2000, we entered into a Settlement Agreement with NovaCare providing for dismissal of the litigation and execution of a mutual release relating to currently unknown matters arising from the acquisition. In addition, the Settlement Agreement provided that of the $10.1 million owed by NovaCare to us, $6.0 million would be paid immediately by NovaCare and NovaCare would execute a collateralized promissory note in the principal amount of $3.7 million, plus 7% annual interest, payable monthly over the following six months. Actual payment of the $6.0 million was received by us on July 3, 2000. In connection with the settlement, we were confident that we would have prevailed in the litigation. However, in view of the time that would have been involved in obtaining a favorable result and NovaCare's inability to pay the full $10.1 million at the time the Settlement Agreement was entered into, we determined it would be prudent to enter into such agreement, under which we gave NovaCare a $0.4 million discount in exchange for the immediate payment of $6.0 million and the greater certainty of receiving $3.7 million under the promissory note. The $3.7 million was received in a timely manner with some minor deductions relating to certain other outstanding accounts payable between the parties.

Class Action


     On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against us in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, our Chairman of the Board, President and Chief Executive Officer, and Richard A. Stein, our former Chief Financial Officer, Secretary and Treasurer.

     The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning our financial results for the quarter ended September 30, 1999, and the progress of our efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of our common stock. The plaintiff seeks to recover damages on behalf of all of the class members.

     We believe that the allegations have absolutely no merit and plan to vigorously defend the lawsuit.

     New Accounting  Standards

     In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company has adopted SFAS 133 as of January 1, 2001. As the Company does not use derivative instruments SFAS 133 did not have a material effect on the financial position or resutls of operation of the Company at January 1, 2001.

     In December 1999, the of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised, and that this pronouncement will have no material impact on its financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions involving Stock
Compensation: an interpretation of APB Opinion No. 25." Interpretation No. 44 provided clarification of certain issues, such as determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 has no impact on its financial statements.

     In 2000, the FASB issued SFAS No. 137, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (which was amended by SFAS 140). This statement replaces SFAS No. 125 (of the same name). SFAS No. 140 carries over the main provisions of SFAS No. 125 concerning and servicing of Financial Assets. At December 31, 2000, this standard would not have impacted the Company's financial statements.

     Other

     Inflation has not had a significant effect on our operations, as increased costs to us generally have been offset by increased prices of products and services sold.

     We primarily provide services and customized devices throughout the United States and are reimbursed, in large part, by the patients' third-party insurers or governmentally funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of the insurers of our patients and future legislation and regulatory actions.

     Forward Looking Statements

     This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, our ability to successfully integrate the operations of NovaCare O&P and to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          -----------------------------------------------------------

     In the normal course of business, we are exposed to fluctuations in interest rates. We address this risk by using interest rate swaps from time to time. At December 31, 2000 there were no interest rate swaps outstanding.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 14(a) below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          ------------------------------------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding our executive officers is set forth under Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
          ---------------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K.
          ------------------------------------------------------

          (a) Financial Statements and Financial Statement Schedule:
              ------------------------------------------------------

              (1) Financial Statements:
                  ---------------------

Hanger Orthopedic Group, Inc.
 ----------------------------

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1999
 and 2000

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

Consolidated Statements of Changes in Shareholders'
 Equity for the years ended December 31,
 1998, 1999 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements

               (2) Financial Statements Schedule:
                   ------------------------------

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:


               (b) Reports on Form 8-K:

                    No Forms 8-K were filed during the quarter ended December 31, 2000.

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


 --------------------------
     * Management contract or compensatory plan

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

     23                  Consent of PricewaterhouseCoopers LLP


 ------------------------
     * Management contract or compensatory plan

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HANGER ORTHOPEDIC GROUP, INC.


Dated:  March 30, 2001                   By:  /s/IVAN R. SABEL, CPO
                                              ---------------------------------
                                              Ivan R. Sabel, CPO
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 30, 2001                        /s/IVAN R. SABEL, CPO
                                              ---------------------------------
                                              Ivan R. Sabel, CPO
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Dated:  March 30, 2001                        /s/DENNIS T. CURRIER
                                              ---------------------------------
                                              Dennis T. Currier
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Dated:  March 30, 2001                        /s/DENEANE M. BUTLER
                                              ---------------------------------
                                              Deneane M. Butler
                                              Controller, Secretary and
                                               Treasurer
                                             (Principal Accounting Officer)

Dated:    March 28, 2001                        /s/MITCHELL J. BLUTT, M.D.
                                              ---------------------------------
                                                Mitchell J. Blutt, M.D.
                                                Director


Dated:  March 28, 2001                          /s/EDMOND E. CHARRETTE, M.D.
                                              ---------------------------------
                                                Edmond E. Charrette, M.D.
                                                Director


Dated: March 28, 2001                           /s/THOMAS P. COOPER, M.D.
                                              ---------------------------------
                                               Thomas P. Cooper, M.D.
                                               Director


Dated:    March 28, 2001                       /s/ROBERT J. GLASER, M.D.
                                              ---------------------------------
                                               Robert J. Glaser, M.D.
                                               Director


                                              ---------------------------------
                                               C. Raymond Larkin, Jr.
                                               Director


                                              ---------------------------------
                                               Risa J. Lavizzo-Mourey, M.D.


Dated:    March 28, 2001                       /s/WILLIAM L. MCCULLOCH
                                              ---------------------------------
                                               William L. McCulloch
                                               Director


Dated:    March 28, 2001                      /s/H.E. THRANHARDT, CPO
                                              ---------------------------------
                                              H.E. Thranhardt, CPO
                                              Director

                         INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.
 ----------------------------

Report of Independent Accountants                                          F-1

Consolidated balance sheets as of December 31, 1999
 and 2000                                                                  F-2

Consolidated statements of operations for the years
  ended December 31, 1998, 1999 and 2000                                   F-4

Consolidated statements of changes in shareholders'
  equity for the years ended December 31, 1998,
  1999 and 2000                                                            F-5

Consolidated statements of cash flows for the years
  ended December 31, 1998, 1999 and 2000                                   F-6

Notes to Consolidated Financial Statements                                 F-7

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                            S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Hanger Orthopedic Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
March 28, 2001

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share and per share amounts)

                                                                             December 31,
                                                                 ----------------------------------
                                                                  1999                2000
                                                                 ------              ------

                                    ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $5,735             $20,669
 Accounts receivable, less allowances for doubtful accounts
    of $17,866 and $23,005 in 1999 and
    2000, respectively                                          103,125             111,210
 Inventories                                                     59,915              61,223
 Prepaid expenses and other assets                                5,222               4,262
 Income tax                                                       3,644               6,325
 Deferred income taxes                                           11,778              20,038
                                                               ---------           ---------
                                                               ---------           ---------
    Total current assets                                        189,419             223,727
                                                               ---------           ---------
                                                               ---------           ---------
PROPERTY, PLANT AND EQUIPMENT
 Land                                                             4,177               4,177
 Buildings                                                        8,886               8,876
 Machinery and equipment                                         26,677              31,393
 Furniture and fixtures                                           8,629               9,968
 Leasehold improvements                                          13,004              16,925
                                                               ---------           ---------
                                                               ---------           ---------
                                                                 61,373              71,339
 Less accumulated depreciation and amortization                  15,269              24,345
                                                               ---------           ---------
                                                               ---------           ---------
                                                                 46,104              46,994
                                                               ---------           ---------
                                                               ---------           ---------

INTANGIBLE ASSETS
 Excess cost over net assets acquired                           498,612             490,724
 Non-compete agreements                                           2,019               1,426
 Patents                                                          9,768               9,924
 Assembled work force                                             7,000               7,000
 Other intangible assets                                         15,833              17,082
                                                               ---------           ---------
                                                               ---------           ---------
                                                                533,232             526,156
 Less accumulated amortization                                   20,412              36,533
                                                               ---------           ---------
                                                               ---------           ---------
                                                                512,820             489,623
                                                               ---------           ---------
                                                               ---------           ---------

OTHER ASSETS                                                      1,738               1,474
                                                               ---------           ---------
                                                               ---------           ---------

TOTAL ASSETS                                                   $750,081            $761,818
                                                               =========           =========
                                                               =========           =========


     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share and per share amounts)

                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                       -----------------------------------
                                                                                             1999              2000
                                                                                       -----------------  ----------------
                                                                                       -----------------  ----------------

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                             SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                          $25,406           $37,595
     Accounts payable                                                                            16,714            17,809
     Accrued expenses                                                                             5,445             9,380
     Accrued interest payable                                                                     4,768             7,559
     Accrued compensation related cost                                                           18,658            17,385
     Deferred revenue                                                                                 -               309
                                                                                                --------         ---------
                                                                                                --------         ---------
        Total current liabilities                                                                70,991            90,037
                                                                                                --------         ---------
                                                                                                --------         ---------
Long-term debt                                                                                  426,211           422,838
Deferred income taxes                                                                            13,481            26,026
Other liabilities                                                                                 5,141             2,656
                                                                                                --------         ---------
                                                                                                --------         ---------
Total Liabilities                                                                               515,824           541,557
                                                                                                --------         ---------
                                                                                                --------         ---------
7% Redeemable Convertible Preferred stock, liquidation preference $1,000 per share               61,343            65,881
                                                                                                --------         ---------
                                                                                                --------         ---------
Commitments and contingent liabilities (See Note K)
SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 60,000,000 shares authorized, 19,043,497 shares
        and 18,910,002 shares issued and outstanding in 1999 and 2000                               190               190
     Additional paid-in capital                                                                 146,498           146,498
     Retained earnings                                                                           26,882             8,348
                                                                                                --------         ---------
                                                                                                --------         ---------
                                                                                                173,570           155,036
     Treasury stock, cost -- (133,495 shares)                                                      (656)             (656)
                                                                                                --------         ---------
                                                                                                --------         ---------
                                                                                                172,914           154,380
                                                                                                --------         ---------
                                                                                                --------         ---------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
                                                                                                --------         ---------
                                                                                                --------         ---------
    AND SHAREHOLDERS' EQUITY                                                                   $750,081          $761,818
                                                                                               =========         =========
                                                                                               =========         =========

     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years Ended December 31,
          (Dollars in thousands, except share and per share amounts)

                                                                               1998             1999             2000
                                                                          ---------------  ---------------  ----------------
                                                                          ---------------  ---------------  ----------------

Net sales                                                                       $187,870         $346,826          $486,031
Cost of products and services sold                                                92,903          169,076           251,368
                                                                                ---------        ---------         ---------
                                                                                ---------        ---------         ---------
Gross profit                                                                      94,967          177,750           234,663
Selling, general and administrative                                               63,512          113,643           177,519
Depreciation and amortization                                                      3,294            6,538            11,178
Amortization of excess cost over net assets acquired                               2,488            7,520            12,150
Restructuring costs                                                                  ---            1,305               654
Integration costs                                                                    ---            5,035             1,710
                                                                                ---------        ---------         ---------
                                                                                ---------        ---------         ---------
Income from operations                                                            25,673           43,709            31,452
Interest expense, net                                                             (1,902)         (22,177)          (47,072)
Other expense, net                                                                  (315)            (352)              127
                                                                                ---------        ---------         ---------
                                                                                ---------        ---------         ---------
Income (loss) before taxes                                                        23,456           21,180           (15,493)
Provision (benefit) for income taxes                                               9,616           10,194            (1,497)
                                                                                ---------        ---------         ---------
                                                                                ---------        ---------         ---------
Net income (loss)                                                                $13,840          $10,986          ($13,996)
                                                                                =========        =========         =========
                                                                                =========        =========         =========
Net income (loss) applicable to common stock                                     $13,818           $8,831          ($18,534)
                                                                                =========        =========         =========
                                                                                =========        =========         =========

Basic Per Common Share Data
--------------------------------------
Net income (loss)                                                                  $0.82            $0.47            ($0.98)
                                                                                =========        =========         =========
                                                                                =========        =========         =========

Shares used to compute basic per common share amounts                         16,812,717       18,854,751        18,910,002
                                                                                =========        =========         =========
                                                                                =========        =========         =========

Diluted Per Common Share Data
--------------------------------------
Net income (loss) *                                                                $0.75            $0.44            ($0.98)
                                                                                =========        =========         =========
                                                                                =========        =========         =========

Shares used to compute diluted per common share amounts *                     18,515,567       20,005,282        18,910,002
                                                                                =========        =========         =========
                                                                                =========        =========         =========

*  For 1999 and 2000,  excludes  the effect of the  conversion  7%  Redeemable
   Convertible   Preferred  Stock  into  Common  Stock  as  it  is  considered anti-dilutive.



                   The  accompanying   notes  are  an  integral  part  of  the
consolidated financial statements.


                                      HANGER ORTHOPEDIC GROUP, INC
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          For the Years Ended December 31, 1998, 1999 and 2000
                                                (In thousands)

                                                                       Retained
                                                        Additional     Earnings
                                 Common      Common       Paid in     (Accumulated  Treasury
                                 Shares       Stock       Capital      Deficit)      Stock        Total
                                ----------  ----------  ------------  ------------ ----------- -----------
Balance, December 31, 1997       15,537        $157      $102,586        $4,233       ($656)     $106,320
                                ---------  ----------  ------------  ------------ ----------- ------------
Preferred dividends declared                                                (22)                      (22)
Net Income                                                               13,840                    13,840
Issuance of Common Stock in
  connection with the exercise
  of stock options                  338           3         2,252                                   2,255
Issuance of Common Stock in
  connection with the exercise
  of stock warrants                 276           3            (3)
Issuance of Common Stock in
   connection with acquisitions     141           1         2,399                                   2,400
Issuance of Common Stock in
  Public Offering                 2,400          24        37,736                                  37,760
                                ---------  ----------  ------------  ------------ ----------- ------------
Balance, December 31, 1998       18,692         188       144,970        18,051        (656)      162,553
                                ---------  ----------  ------------  ------------ ----------- ------------
Preferred dividends declared                                             (2,118)                   (2,118)
Accretion of Preferred Stock                                                (37)                      (37)
Net Income                                                               10,986                    10,986
Issuance of Common Stock in
  connection with the exercise
  of stock options                  184           2           861                                     863
Issuance of Common Stock in
   connection with acquisitions      23                       500                                     500
Conversion of Seller Notes
    into Shares of Common Stock      11                       167                                     167
                                ---------  ----------  ------------  ------------ ----------- ------------
Balance, December 31, 1999       18,910         190       146,498        26,882        (656)      172,914
                                ---------  ----------  ------------  ------------ ----------- ------------
Preferred dividends declared                                             (4,464)                   (4,464)
Accretion of Preferred Stock                                                (74)                      (74)
Net Loss                                                                (13,996)                  (13,996)
                                ---------  ----------  ------------  ------------ ----------- ------------
Balance, December 31, 2000       18,910        $190      $146,498        $8,348       ($656)     $154,380
                                ---------  ----------  ------------  ------------ ----------- ------------


     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31,
                            (Dollars in thousands)

                                                                         1998          1999           2000
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Cash flows from operating activities:
     Net income (loss)                                                    $13,840       $10,986       ($13,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Loss on disposal of assets                                           ---                37       ---
     Provision for bad debt                                                 7,510        15,046         23,620
     Provision for inventory reserves                                       2,202       ---                120
     Depreciation and amortization                                          3,294         6,538         11,178
     Amortization of excess cost over net assets acquired                   2,488         7,520         12,150
     Amortization of debt discount and debt issue costs                   ---             1,059          2,436
     Deferred taxes (benefit)                                                (554)          662         (3,200)
     Restructuring costs                                                  ---             1,305            654
     Changes in assets and liabilities, net of effects from
      acquired companies:
        Accounts receivable                                               (10,773)      (19,367)       (31,089)
        Inventories                                                           256       (10,372)        (1,113)
        Prepaid and other assets                                              611        (2,493)           259
        Other assets                                                          (87)        1,156            273
        Accounts payable                                                     (586)        2,896            982
        Accrued expenses                                                      (67)       (4,638)         4,794
        Accrued wages & payroll taxes                                         247        (6,127)        (1,287)
        Deferred revenue                                                  ---           ---                309
        Other liabilities                                                     150        (4,432)        (2,483)
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Net cash provided by (used in) operating activities                        18,531          (224)         3,607
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------

Cash flows from investing activities:
     Purchase of fixed assets                                              (2,859)      (12,598)        (9,845)
     Acquisitions, net of cash acquired                                   (30,333)     (432,291)        (9,958)
     Cash received pursuant to purchase price adjustment                  ---           ---             24,700
     Proceeds from sale of certain assets, net of cash                    ---               397       ---
     Purchase of non-compete agreements                                      (398)         (294)           (87)
     Purchase of customer list                                            ---           ---                (30)
     Other                                                                    (60)         (209)          (156)
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Net cash provided by (used in) investing activities                       (33,650)     (444,995)         4,624
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement                      ---            55,000         29,700
     Repayment of term loans                                              ---           ---             (8,250)
     Proceeds from issuance of preferred stock, net                       ---            59,188       ---
     Redemption of preferred stock                                           (326)      ---           ---
     Proceeds from issuance of Common Stock                                40,016           863       ---
     Proceeds from long-term debt                                           6,000       350,000       ---
     Repayment of long-term debt                                          (27,445)       (9,089)       (13,521)
     Increase in financing costs                                          ---           (14,691)        (1,226)
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Net cash provided by financing activities                                  18,245       441,271          6,703
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Increase (decrease) in cash and cash equivalents                            3,126        (3,948)        14,934
Cash and cash equivalents at beginning of year                              6,557         9,683          5,735
                                                                      ------------  ------------  -------------
                                                                      ------------  ------------  -------------
Cash and cash equivalents at end of year                                   $9,683        $5,735        $20,669
                                                                      ============  ============  =============
                                                                      ============  ============  =============


     The accompanying notes are an integral part of the consolidated financial statements.

                         HANGER ORTHOPEDIC GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)

NOTE A - THE COMPANY

     Hanger  Orthopedic  Group,  Inc.  is the  nation's  largest  professional practice management company in the orthotics & prosthetics ("O&P") rehabilitation industry. In addition to providing O&P patient-care services through its operating subsidiaries, the Company also manufactures and distributes components and finished patient-care products to the O&P industry primarily in the United States. Hanger's subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

     The Company has obtained financing from various sources to provide the necessary funding for acquisitions and working capital requirements. As discussed in Note H, the Company was not in compliance with the financial covenants of its Credit Agreement as of December 31, 1999 and 2000. The Company's Credit Agreement was amended on March 29, 2000 and March 16, 2001 to provide waivers of non-compliance as well as to ease the restriction of certain financial covenants with respect to 2001 and 2002.

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

     Inventories: Inventories, which consist principally of purchased parts, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In the fourth quarter of 2000, the Company recorded a book-to-physical adjustment of approximately $9.6 million. The Company treated this adjustment as a change in accounting estimate in accordance with the provisions of Accounting Principles Board Opinion No. 20.

     Long-Lived Asset Impairment: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows such as: a significant decrease in the market value of the Company's assets; or a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; or a significant adverse change in third-party reimbursement requirements. If it is determined that an impairment loss has occurred based on expected cash flows undiscounted, before interest and taxes, then the extent of the impairment is calculated, based on net cash flows and the loss is recognized in the statement of operations. Management's review of future cash flows associated with long-lived assets has not indicated an impairment of those assets during the periods presented.

     Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations.
Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: machinery and equipment and furniture and fixtures - 5 years; leasehold improvements - shorter of the asset life or term of lease; and buildings - 10-20 years. Depreciation expense was approximately $2,806 and $5,251 and $9,009 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     New Accounting Standards: In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company has adopted SFAS 133 as of January 1, 2001. As the Company does not use derivative instruments, SFAS 133 did not have a material effect on the financial position or results of operations of the Company at January 1, 2001.

     In December 1999, the of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised, and that this pronouncement will have no material impact on its financial statements.

     In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25." Interpretation No. 44 provided clarification of certain issues,  such  as  determination  of  who is an  employee,  the  criteria  for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore No. 44 has no impact on its financial statements.

     In 2000, the FASB issues SFAS No. 137, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (which was amended by SFAS 140). This statement replaces SFAS No. 125 (of the same name). SFAS No. 140 carries over the main provisions of SFAS No. 125 concerning and servicing of Financial Assets. At December 31, 2000, this standard would not have impacted the Company's financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

     The following are the supplemental disclosure requirements for the statements of cash flows:

                                                           For the Years Ended December 31,
                                                           --------------------------------
                                                            1998         1999         2000
                                                            ----         ----         ----

Cash paid during the period for:
   Interest                                                 $2,099       $18,261     $42,645
   Income taxes                                              8,307        12,400       2,666

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion                22         2,155       4,538
Issuance of notes in connection with acquisitions            7,934         3,006       2,874
Issuance of Common Stock in connection with acquisitions     2,400           500        ---
Conversion of seller notes into shares of Common Stock         ---           167        ---


NOTE D - ACQUISITIONS

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

     During 1998, the Company paid approximately $591 to the former owners of ACOR Orthopaedic, Inc. - Retail Division and Montana Orthotics and Prosthetics, Inc., pursuant to earnout provisions contained in the 1997 acquisition agreements. In addition, the Company paid approximately $1,528 to the former owners of Seattle Limb Systems, Inc., Fort Walton Orthopedic Inc. and Mobile Limb and Brace, Inc., Morgan Prosthetics - Orthotics, Inc. and Eugene Teufel & Sons, Inc., pursuant to working capital provisions contained in the respective acquisition agreements. The Company has accounted for these additional payments as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $2,119.

     Following the acquisition of NovaCare O&P in 1999, the Company and NovaCare disagreed regarding the determination of the amount of NovaCare O&P adjusted working capital and on February 25, 2000, the Company and NovaCare submitted the matter to the independent arbitrator in accordance with the dispute resolution arbitration mechanism provided under the Stock Purchase Agreement. The agreement provided that such arbitrator's determination would be conclusive and binding upon the parties. On May 22, 2000, an independent arbitrator issued its report concluding that the Company was entitled to the working capital deficiency of approximately $25.1 million, representing the required decrease in the purchase price previously paid by the Company for NovaCare O&P. On May 25, 2000, the escrow agent released the $15.0 million of escrowed funds to the Company. Pursuant to the Stock Purchase Agreement, the Company was entitled to receive the approximately $10.1 million balance of the working capital deficiency on or before June 21, 2000, which was 30 days after the date of the independent arbitrator determination.

     On June 5, 2000, NovaCare (the name of which was changed to NAHC, Inc.) filed a Complaint in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, our subsidiary, HPO Acquisition Corp., and the escrow agent alleging the wrongful release of the escrowed funds and seeking the return of such escrowed funds to the Escrow Agent. On June 9, 2000, we filed an answer and counterclaim requesting the Court to dismiss the Complaint and confirm the entire independent arbitrator award.

     On June 30, 2000, the Company entered into a Settlement Agreement with NovaCare providing for dismissal of the litigation and execution of a mutual release relating to currently unknown matters arising from the acquisition. In addition, the Settlement Agreement provided that of the $10.1 million owed by NovaCare to the Company, $6.0 million would be paid immediately by NovaCare and NovaCare would execute a collateralized promissory note in the principal amount of $3.7 million, plus 7% annual interest, payable monthly over the following six months. Actual payment of the $6.0 million was received by the Company on July 3, 2000. The Company determined it would be prudent to enter into an agreement, under which the Company gave NovaCare a $0.4 million discount in exchange for the immediate payment of $6.0 million and the greater certainty of receiving $3.7 million under the promissory note. The $3.7 million was received in a timely manner with some minor deductions relating to certain other outstanding accounts payable between the parties.

     Included in liabilities assumed are restructure provisions which are more fully described in Note E. Additionally, certain contingent liabilities, more fully described in Note K, exist which, when resolved may result in adjustment of the purchase price cost allocation.

     During 1999, the Company acquired five other orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $12.1 million, comprised of $8.6 million, in cash, $2.9 million in promissory notes and 23,000 shares of Common Stock of the Company valued at $500.

     Hanger required approximately $430.2 million in cash to close the acquisition of NovaCare O&P, to pay approximately $20.0 million of related fees and expenses, including debt issue costs of approximately $16.0 million, and to refinance existing debt of approximately $2.5 million. The funds were raised by Hanger through (i) borrowing approximately $230.0 million of revolving credit and term loans under a new bank facility; (ii) selling $150.0 million principal amount of 11.25% Senior Subordinated Notes due 2009; and
(iii) selling $60.0 million of 7% Redeemable Preferred Stock. The new bank credit facility consists of a $100.0 million revolving credit facility, of which $30.0 million was drawn on in connection with the acquisition of NovaCare O&P, a Tranche A term facility and a Tranche B term facility.

     The acquisition of NovaCare O&P has been accounted for as a business combination in accordance with the purchase method. The results of operations for this acquisition have been included in the Company's results since July 1, 1999. Excess cost over net assets acquired includes goodwill and other intangible assets. Goodwill is amortized using the straight-line method over 40 years. Other intangible assets of $15.0 million, primarily patents, are amortized over periods of between 8 and 11 years.

     Additionally, the Company paid during 1999, approximately $9.9 million and issued $126.0 in notes related to seven orthotic and prosthetic companies acquired in years prior to 1999. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $10.0 million.

     During 2000, the Company acquired five orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $4.5 million, comprised of $2.4 million in cash and $2.1 million in promissory notes. The notes are payable over two to five years with interest rates ranging from 6% to 8%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving credit facility.

       All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Excess cost over net assets acquired in these acquisitions amounting to approximately $32.9 million, $374.6 million and $3.6 million in 1998, 1999 and 2000, respectively, are amortized using the straight-line method over 40 years.

     The following table summarizes the unaudited consolidated pro forma information, assuming the NovaCare O&P acquisition had occurred at the beginning of each of the following periods:

                                                       1998          1999
                                                       ----          ----
     Net sales                                      $  492,417     $ 482,502
     Net income (loss)                                   2,497      (1,609)
     Diluted loss per common share (1)                   ($.10)       ($.31)

     (1) Excludes potentially dilutive Common Stock and includes an adjustment to net loss for Preferred Stock Dividends.

     The unaudited consolidated pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations or trends.

     Adjustments made in arriving at the unaudited consolidated pro forma results include increased interest expense on acquisition debt, amortization of goodwill, adjustments to the fair value of assets acquired and depreciable lives, preferred stock dividends, and related tax adjustments.

     Additionally during 2000, the Company paid, approximately $7.6 million and issued $750.0 in notes related to 15 orthotic and prosthetic companies acquired in years prior to 2000. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $8.4 million. Additional amounts aggregating approximately $13.9 million may be paid in connection with earnout provisions contained in acquisition agreements.

NOTE E -INTEGRATION & RESTRUCTURING COSTS

     The Company has made an assessment of the restructuring costs to be incurred relative to the acquisition of NovaCare O&P. Affected by the plan of restructuring are approximately 54 patient care centers to be closed, including approximately 29 Hanger and 25 NovaCare O&P locations. The Company began formulating, and commenced, a plan of restructuring on July 1, 1999, which is now complete. Since commencement of the plan of restructuring, the Company has transitioned patients being cared for at closed patient care centers to other patient care centers generally within proximity to a closed branch. During 1999, the Company recorded approximately $5.6 million in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements. The Company also accrued approximately $1.3 million ($796.0 after tax) for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of operations.

The above-referenced restructuring costs primarily include severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees is estimated at approximately $3.4 million and is primarily a cash expense. Total employee terminations included approximately 70 acquired corporate and 155 patient-care center employees. Employees terminated at patient-care centers include most, if not all, employees at each patient care center closed. During 1999, approximately 195 employees were terminated including approximately 53 acquired corporate employees and 142 patient care center employees. Lease termination costs, for patient care centers closed, are estimated at $3.5 million, are cash expenses and are expected to be paid through 2003. During 1999, 54 patient care centers were identified for closure. As of December 31, 2000, all of the reduction in force had been completed. Management decided to amend the original restructuring plan which called for the closure of 54 patient care centers. As of December 31, 2000, 44 of the patient care centers were closed and management reversed approximately $672.0 of the restructuring reserve providing an approximate restructuring benefit during the fourth quarter 2000 of $381.0 and a reduction of goodwill of approximately $291.0.

     Additionally, in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $5.0 million, including costs of changing patient care center names, payroll and related benefits, conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs were expensed as incurred and recorded against operations during 1999.

     In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. Two hundred and thirty-four (234) employees were severed and the Company retained Jay Alix & Associates ("JA&A") to do an assessment of the opportunities available for improved financial and operating performance. JA&A was retained to develop a comprehensive performance improvement program.

     During the fourth quarter of 2000, management implemented a plan to sever two-hundred thirty-four (234) employees in an effort to reduce general and administrative expenses. The Company recorded approximately $1.0 million in restructuring expense (this amount is offset by approximately $381.0 restructuring benefit described above). As of December 31, 2000, the Company recorded approximately $0.7 million in restructuring liabilities. Those amounts were paid in January of 2001, thus completing the plan of restructuring. Additionally, the Company recorded approximately $1.7 million in integration expenses during the period.

     Components of the restructuring reserves for 1999 and 2000, spending during the periods, and remaining reserve balances are as follows:

                                                                                    Lease Termination
                                                                    Employee         and other Exit           Total
                                                                 Severance Costs          Costs           Restructuring
                                                                                                             Reserve
 ------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                     $  -----             $  -----           $  -----
Provision for existing Hanger Business                                223                1,082              1,305
Provision for existing NovaCare O&P Business                        3,145                2,570              5,715
Spending                                                          (1,768)                (660)            (2,428)
                                                                --------------------------------------------------
Balance at December 31, 1999                                        1,600                2,992              4,592
Provision                                                           1,035                -----              1,035
Spending                                                          (1,942)                (913)            (2,855)
Amendment to Plan                                                  ------                (672)              (672)
                                                                --------------------------------------------------
Balance at December 31, 2000                                       $  693              $ 1,407            $ 2,100
                                                                ==================================================


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

     Earnings per share are computed as follows:

                                                                       Years Ended December 31,
                                                             1998           1999            2000
                                                             ----           ----            ----
Net income (loss)                                      $    13,840      $   10,986   $   (13,996)
Less preferred stock dividends declared and
    accretion                                                  (22)         (2,155)       (4,538)
                                                       ------------     -----------  ------------

Income (loss) available to common
    stockholders used to compute basic per
    common share amounts                               $    13,818      $    8,831       (18,534)
                                                       ============     ===========  ============

Add back interest expense on convertible note
    payable, net of tax                                $        44      $       51   $       ---
                                                       ------------     -----------  ============
Income (loss) available to common
    stockholders plus assumed conversions to
    compute diluted per common share amounts           $    13,862      $    8,882   $   (18,534)
                                                       ==============  =============  ============
Shares of common stock
    outstanding used to compute basic per
    common share amounts                                16,812,717      18,854,751    18,910,002
Effect of convertible note payable                          87,501          92,573           ---
Effect of dilutive options                                 836,126         541,834           ---
Effect of dilutive warrants                                779,223         516,124           ---
Shares used to compute dilutive per                    ------------     -----------  ------------
  common share amounts (1)                              18,515,567      20,005,282    18,910,002
                                                       ============     ===========  ============

Basic income per common share                          $       .82    $        .47    $     (.98)
Diluted income per common share                        $       .75    $        .44    $     (.98)



(1) For 1999 and 2000, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2000, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the year ended December 31, 2000.

     Options to purchase 3,345,693 shares of common stock and warrants to purchase 830,650 shares of common stock were outstanding at December 31, 2000, and not included in the computation of diluted income per share due to the Company's net loss for the year ended December 31, 2000.

     Options to purchase 234,250 and 665,333 shares of common stock were outstanding at December 31, 1998 and 1999, respectively, but were not included in the computation of diluted income per share for 1998 and 1999 because the options' prices were greater that the average market price of the common shares.

NOTE G - INVENTORY

     Inventories at December 31, 1999 and 2000 consist of the following:

                                          1999                      2000
                                          ----                      ----
      Raw materials                    $31,715                   $29,482
      Work in-process                   17,172                    19,885
      Finished goods                    11,028                    11,856
                                       --------                  --------
                                       $59,915                   $61,223
                                       =======                   =======


NOTE H - LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999 and 2000:

                                                                                        1999              2000
                                                                                        ----              ----
          A Term Loan Commitment                                                    $100,000         $  92,500

          B Term Loan Commitment                                                     100,000            99,250

          Senior subordinated notes                                                  150,000           150,000

          Revolving credit facility                                                   55,000            84,700

          Subordinated  seller notes,  non-collateralized  net of  unamortized discount  of  $195.5  and  $141.5  at  December  31,  1999 and 2000,
          respectively, with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging
          from 6% to 11.572%, maturing through January 2009.                        $ 46,617         $   33,983
                                                                                    ---------        -----------
                                                                                     451,617            460,433
          Less current portion                                                        25,406             37,595
                                                                                    ---------        -----------
                                                                                    $426,211         $  422,838
                                                                                    =========        ===========

     On July 29, 1998, 3,300,000 shares of Common Stock of the Company were sold in an underwritten public offering at $17.00 per share. Of that amount, 2,400,000 shares were sold by the Company and 900,000 were sold by certain shockholders of the Company. Of the approximately $37.8 million of net proceeds of the offering received by the Company, the Company applied $24.7 million to the repayment of the A-Term Loan, B-Term Loan and other indebtedness.

     On June 16, 1999, the Company issued $150.0 million of Senior Subordinated Notes, bearing interest of 11.25%, and maturing on June 15, 2009. Interest is payable on June 15 and December 15, commencing on December 15, 1999.

     On July 1, 1999, the Company replaced its bank credit facility with a new facility (the "Credit Agreement") which consists of a $100.0 million Revolving Credit Facility, a $100.0 million Tranche A Term Facility and $100.0 million Tranche B Term Facility. The Revolving Credit Facility matures on July 1, 2005; the Tranche A Term Facility is payable in quarterly installments of $5.0 million through July 1, 2005; and the Tranche B Term Facility is payable in quarterly installments of $250.0 through December 31, 2004 and in quarterly installments of $15.8 million through January 1, 2007. The Credit Agreement, as initially entered into, provided that the Tranche A Term Facility and the Revolving Credit Facility would carry an annual interest rate of adjusted LIBOR plus 2.50% or ABR plus 1.50%, and that the Tranche B Term Facility would carry an annual interest rate of adjusted LIBOR plus 3.50% or ABR plus 2.50%. At December 31, 1999, the Company was not in compliance with financial covenants under the Credit Agreement for capital expenditure and adjusted interest coverage ratio. In consideration for the Banks' waiver of the Company's non-compliance with these covenants, an amendment to the Credit Agreement effective March 29, 2000 was entered into which provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest rate to adjusted LIBOR plus 3.00% or ABR plus 2.00%, and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.00% or ABR plus 3.00%. Certain of the financial covenants were eased with respect to 2000 and 2001 under the terms of the amendment to the Credit Agreement.

     In addition at December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the bank's waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001 was entered into which provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest rate to adjusted LIBOR plus 3.50% or ABR plus 2.50%, and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.50% or ABR plus 3.50%. Certain of the financial covenants were eased with respect to 2001 and 2002 under the terms of the amendment to the Credit Agreement.

     Matters critical to the Company's compliance with the Credit Facility's covenants, and ultimately its immediate term liquidity (to the extent alternative sources of liquidity are not readily available), include improving operating results, through revenue growth and cost control, and reducing the Company's investment in working capital. The Company has retained the services of Jay Alix & Associates to assist in identifying programs aimed at achieving these objectives. The Company's ability to continue to comply with the Credit Facility covenants is dependent on certain factors, including (a) the ability of the Company to effectuate the restructuring initiatives referred to above, and (b) the Company's ability to continue to attract and retain experienced management and O&P practitioners. Unexpected increases in the LIBOR rate could also adversely impact the Company's ability to comply with the Credit Facility's covenants

     The Credit Facility with the Banks is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

     Maturities of long-term debt at December 31, 2000 are as follows:

         2001                                  $37,595
         2002                                   32,477
         2003                                   26,402
         2004                                  107,196
         2005                                   42,571
         Thereafter                            214,192
                                              ---------
                                              $460,433
                                              =========

     As of December 31, 2000, the Company had available borrowings under its Revolving Credit Facility of $15.3 million.

NOTE I- INCOME TAXES

     The provisions (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 consisted of the following:

                                              1998                 1999               2000
                                              ----                 ----               ----
    Current:
    Federal                                $ 8,683             $  7,844            $  (194)
    State                                    1,486                1,688              1,897
                                           --------            ---------           --------
    Total                                   10,169                9,532              1,703
    Deferred:
    Federal and State                         (553)                 662              (3,200)
                                           --------            --------            ---------
    Provision (benefit) for income taxes   $ 9,616             $ 10,194            $ (1,497)
                                           =======             ========            =========

     A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                              1998                 1999               2000
                                              ----                 ----               ----

    Federal statutory tax rate             $ 8,210             $  7,413            $(5,423)
    Increase in taxes resulting from:
    State income taxes (net of
      federal effect)                          985                1,196              1,058
    Amortization of the excess cost
      over net assets acquired                 159                1,733              2,477
    Other, net                                 262                 (148)               391
                                           ----------          ----------          --------
    Provision for income taxes             $ 9,616             $ 10,194            $(1,497)
                                           ==========          ========            =======

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                      1999               2000
                                                      ----               ----
    Deferred Tax Liabilities:
    Book basis in excess of tax                   $    903           $    903

    Depreciation and amortization                   12,407             24,685
    Debt issue costs                                   732                640
    Other                                              ---                300
                                                 ----------         ----------
                                                    14,042             26,528
                                                 ----------         ----------
    Deferred Tax Assets:
    Net operating loss                                 284             1,979
    Accrued expenses                                 5,090              7,370
    Reserve for bad debts                            5,055              9,098
    Inventory capitalization and reserves            1,633              2,093
    Acquisition costs                                  277                ---
                                                 ----------         ----------
                                                    12,339             20,540
                                                 ----------         ----------

    Net deferred tax liabilities                 ($  1,703)         ($  5,988)
                                                 ==========         ==========

     For Federal tax purposes at December 31, 2000, the Company has available approximately $5.6 million of net operating loss carryforwards expiring in the year 2020.

NOTE J - DEFERRED COMPENSATION

     In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by JEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The accrual related to the deferred compensation arrangements amounted to approximately $2.1 million and $2.0 million at December 31, 1999 and 2000, respectively.

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

     On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against us in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, our Chairman of the Board, President and Chief Executive Officer, and Richard A. Stein, our former Chief Financial Officer, Secretary and Treasurer.

     The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning our financial results for the quarter ended September 30, 1999, and the progress of our efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of our common stock. The plaintiff seeks to recover damages on behalf of all of the class members.

     We believe that the allegations have absolutely no merit and plan to vigorously defend the lawsuit.

NOTE L - OPERATING LEASES

     The Company leases office space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 2000:


    2001                                          $24,284
    2002                                           17,959
    2003                                           14,061
    2004                                           10,120
    2005                                            7,005
    Thereafter                                     10,994
                                               ----------
                                                  $84,423

     Rent expense was approximately $6,283, $14,821 and $23,716 for the years ended December 31, 1998, 1999 and 2000, respectively.


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

     The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 1999 and 2000, the Company made contributions of $923.0 and $1.4 million to this plan, respectively.

NOTE N - REDEEMABLE PREFERRED STOCK

     The Company has 10.0 million authorized shares of preferred stock, par value $.01 per share, which may be issued in various classes with different characteristics.

     During 1999, the Mandatorily Redeemable Preferred Stock Class F, of which no shares had been issued, was retired. The Company issued $60.0 million of 7% Redeemable Preferred Stock on July 1, 1999 in connection with our acquisition of NovaCare O&P. The 60.0 million outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of our non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of our company, we must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity on July 1, 2010.

NOTE O - WARRANTS AND OPTIONS

Warrants

     In November 1996, the Company issued warrants for 1.6 million shares of Common Stock to the holders of certain notes. In August 1997, the Company repaid these notes with the proceeds from a public offering. In accordance with the note agreement, warrants for 880,000 shares were terminated. The remaining warrants for 720,000 shares provide that the noteholders may purchase 418,400 shares and 301,600 shares for $4.01 and $6.375, respectively. The warrants are exercisable through November 1, 2004. In November 1998, 150,800 warrants were exercised which resulted in the issuance of 105,800 shares. Also, in November 1998, warrants for 209,200 shares were exercised which resulted in the issuance of 169,900 shares.

     At December 31, 2000, warrants to purchase 830,650 shares at prices ranging from $2.44 to $7.65 per share were outstanding.

Options

     Under the Company's 1991 Stock Option Plan ("SOP"), 8.0 million shares of Common Stock are authorized for issuance under options that may be granted to employees. The number of shares available for grant at December 31, 1999 and 2000 was 4.5 million and 3.1 million, respectively. Under the SOP, options may be granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors and generally vest three years following grant and generally expire eight to ten years after grant.

     Under the Company's 1993 Non-Employee Director Stock Option Plan, 250,000 shares of Common Stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of Common Stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option vests at the rate of 25% each year for the first four years after the date of grant of the option and each such option expires ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 1999 and 2000 were 76.3 and 49.5, respectively.

     In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded over the vesting period.

     The following is a summary of option transactions and exercise prices:



                                                 Stock Option Plan                     Non-Employee Director Stock Option Plan
                                        ----------------------------------             ---------------------------------------
                                                           Price          Weighted                           Price        Weighted
                                         Shares           Per Share        Average      Shares            Per Share      Average
     Outstanding at
      December 31, 1997                 1,556,383    $  2.75 to $13.25      7.42        200,625       $  3.00 to $12.00    7.27
                                        ==========                                      ========
     Granted                              258,750    $ 13.31 to $22.50     19.78         35,000       $       18.63       18.63
     Terminated                           (57,424)   $  4.13 to $17.38     10.32         (9,000)      $  3.00 to $ 8.75    6.28
     Exercised                           (302,476)   $  2.75 to $12.25      5.68        (57,750)      $  4.38 to $12.00   11.05
                                        ----------                                      --------
     Outstanding at
      December 31, 1998                 1,455,233    $  2.75 to $22.50      9.88        168,875       $  3.00 to $18.63    8.38
                                        ==========                                      ========
     Granted                            1,225,000    $ 10.25 to $20.81     14.72         35,000       $ 10.25 to $20.81   14.70
     Terminated                           (28,424)   $  4.13 to $22.50     13.01        (42,500)      $  3.00 to $18.63    6.92
     Exercised                           (229,621)   $  2.75 to $13.25      6.94           (625)      $  6.52 to $ 6.52    6.52
     Outstanding at
      December 31, 1999                 2,422,188    $  2.75 to $22.50     12.57        160,750       $  3.00 to $20.81   10.00
                                        ==========                                      ========
     Granted                            1,304,497    $  4.63 to $ 5.19      4.63         35,000       $  5.19              5.19
     Terminated                          (568,492)   $  4.13 to $22.50      8.26         (8,250)      $  6.00              6.00
     Outstanding at
      December 31, 2000                 3,158,193    $  2.75 to $22.00      9.54        187,500       $  3.00 to $18.63    9.40
                                        ==========                                      ========
     Vested at December 31,
      2000                              1,188,951                                       105,000
                                        ==========                                      ========

                                     F-23

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

                                            1998        1999         2000
                                            ----        ----         ----
    Net Income:            As reported   $13,840     $10,986     $(13,996)
                           Pro Forma      12,433       7,731      (19,558)
    Diluted Income Per
     Common Share:         As reported     $0.75       $0.44       ($0.98)
                           Pro Forma       $0.67       $0.28       ($1.27)



     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1999 and 2000:

                                    1998              1999              2000
                                    ----              ----              ----
    Expected term                      5                 5                 5
    Volatility factor                59%               46%                58%
    Risk free interest rate         5.1%              5.7%               6.7%
    Dividend yield                    0%                0%                 0%
    Fair value                    $10.87             $7.00              $2.64

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                                     Options Outstanding                      Options Exercisable
                                            --------------------------------------------------------------------------------------
    Range of Exercise                 Number of Options      Weighted Average              Number of Options   Weighted Average
       Prices                           and Awards           Remaining    Exercise Price     and Awards           Exercise Price
    ------------------------------------------------------------------------------------------------------------------------------
                                               Life (Years)
      $  2.810 to $  3.500                59,908               4.85        $ 3.24             59,908                $ 3.24
      $  4.125 to $  4.125                34,589               5.22        $ 4.13             34,589                $ 4.13
      $  4.375 to $  6.000             1,320,510               8.71        $ 4.75            122,512                $ 5.85
      $  6.125 to $  6.125               396,773               5.88        $ 6.13            371,773                $ 6.13
      $  6.250 to $  6.250                 5,000               2.70        $ 6.25              5,000                $ 6.25
      $  8.500 to $  8.750                28,334               6.42        $ 8.72             22,084                $ 8.71
      $10.250 to $12.500                 252,539               6.79        $11.34            233,664                $11.34
      $13.250 to $13.875                 120,375               6.88        $13.35             81,700                $13.34
      $14.000 to $14.750                 723,750               8.46        $14.35            188,440                $14.35
      $16.500 to $18.625                 234,915               8.14        $16.89             89,115                $17.02
      $20.000 to $22.500                 169,000               7.96        $22.22             85,166                $22.27
      ------------------               ---------               -----       ------          ----------               ------
      $  2.810 to $22.500              3,345,693               7.90        $ 9.53          1,293,951                $10.36

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

     The reportable segments are: (i) practice management and patient-care centers; (ii) manufacturing; and (iii) distribution. These are described further below:

Practice Management and Patient-Care Centers - This segment consists of the Company's owned and operated O&P patient-care centers as well as OPNET. The patient-care centers provide services to design and fit orthotic and prosthetic devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. OPNET is a national managed care agent for O&P services and a patient referral clearing house.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the manufacturing and distribution segments to the practice management and patient-care centers segment and were made at prices which approximate market values .



                        Practice
                        Management
                        And Patient
                        Care Centers     Manufacturing     Distribution         Other              Total
                        ------------     -------------     ------------         -----              ------
2000
Net Sales
 Customers              $447,470             $ 9,562         $28,999           $    ---           $486,031
 Intersegments                --              15,103          51,427            (66,530)               ---
EBITDA                    75,446              (3,474)          6,683            (21,511)            57,144
Total assets             493,418              11,255          20,823            236,322            761,818
Capital Expenditures       6,017               1,234             114              2,480              9,845

1999
Net Sales
 Customers              $307,477             $10,263         $29,086           $    ---           $346,826
 Intersegments               ---               6,050          37,416            (43,466)               ---
EBITDA                    65,248                 485           8,002             (9,628)            64,107
Total assets             142,462              15,689          16,296            575,634            750,081
Capital Expenditures       7,312               1,573             423              3,290             12,598

1998
Net Sales
 Customers              $152,276             $ 8,548         $27,046                ---           $187,870
 Intersegments               ---               2,576          18,684           $(21,260)               ---
EBITDA                    32,351                 433           4,174             (6,451)            30,507
Total assets              57,945               8,947           9,796            129,260            205,948
Capital Expenditures       1,698                 576             232                353              2,859

The  following  table   reconciles  each   reportable   segment's   EBITDA  to
consolidated income before income taxes:



                        Practice
                        Management
                        And Patient
                        Care Centers     Manufacturing     Distribution         Other              Total
                        ------------     -------------     ------------         -----              ------
2000
EBITDA                  $ 75,446           $ (3,474)        $6,683          $  (21,511)        $ 57,144
Restructuring Costs
and                       (1,047)               (13)            (6)             (1,298)          (2,364)
Integration Expense
Depreciation and
    Amortization         (19,868)            (2,065)          (300)             (1,095)         (23,328)
Interest expense, net    (50,423)               (28)             0               3,379          (47,072)
Other income (expense)      (164)               309             (6)                (12)             127
                        ----------         ----------      --------         -----------        ---------
  Income before taxes   $  3,944           $ (5,271)        $6,371          $  (20,537)        $(15,493)
                        ==========         ==========       =======         ===========        =========

1999
EBITDA                  $ 65,248           $    485         $8,002          $   (9,628)        $ 64,107
Restructuring Costs
and                       (5,763)              (430)           (60)                (87)          (6,340)
Integration Expense
Depreciation and
    Amortization         (11,925)            (1,640)          (187)               (306)         (14,058)
Interest expense, net     (2,003)               (17)            (2)            (20,155)         (22,177)
Other income (expense)      (153)               (88)             6                (117)            (352)
                        ----------         ----------       -------         -----------        ---------
  Income before taxes   $ 45,404           $ (1,690)        $7,759          $  (30,293)        $ 21,180
                        ==========         ==========       =======         ===========        =========

1998
EBITDA                  $ 32,351           $    433         $4,174          $   (6,451)       $ 30,507
Depreciation and
    Amortization          (4,321)            (1,009)          (270)               (182)         (5,782)
Interest expense, net     (1,538)               (48)             6                (322)         (1,902)
Other income (expense)       508                (76)           475                (274)            633
                        ----------         ----------       -------         -----------        ---------
  Income before taxes   $ 27,000          $    (700)        $4,385          $   (7,229)       $ 23,456
                        ==========         ==========       =======         ===========        =========

The following table presents the details of "Other" EBITDA for the years ended December 31:

                                   1998           1999        2000
                                   ----           ----        ----

Corporate general and
  administrative expenses         $   6,399      $   9,549   $  21,511
Other                                    52             79         ---
                                  ---------      ----------  ---------

                                  $   6,451      $   9,628   $  21,511
                                  =========      =========     =======

The following  table  presents the details of "Other" total assets at December
31:



                                                               1998              1999             2000
                                                               ----              ----             ----
Corporate intercompany receivable from
   Practice Management and
    Patient-Care Centers segment                            $ 93,713          $533,978            $159,416
Corporate intercompany receivable from
    Manufacturing segment                                     20,217            16,277              21,926
Corporate intercompany receivable from
    Distribution segment                                       3,788             1,469                (588)
Other                                                         11,542            23,910              55,568
                                                            --------          --------            ---------
                                                            $129,260          $575,634            $236,322
                                                           =========          ========            =========

"Other" total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company's foreign and export sales and assets located outside of the United States are not significant. Additionally, no single customer accounted for more than 10% of revenues in 1998, 1999 or 2000.

                         HANGER ORTHOPEDIC GROUP, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                             BALANCE AT         CHARGED TO          IMPACT OF                       BALANCE AT
                                             BEGINNING           COSTS AND          ACQUIRED                           END OF
    YEAR      CLASSIFICATION                  OF YEAR            EXPENSES           COMPANIES        DEDUCTIONS         YEAR
    ----      --------------                 ----------         -----------        -----------       ----------      ---------
    2000      Allowance for
              doubtful accounts               $17,866             $23,620            $  114           $18,595         $23,005
              Inventory Reserves              $ 2,281             $   120            $   73           $    76         $ 2,398
    1999      Allowance for
              doubtful accounts               $ 8,022             $15,046            $8,811           $14,013         $17,866
              Inventory Reserves              $ 4,849             $   ---            $  528           $ 3,096         $ 2,281
    1998      Allowance for
              doubtful accounts               $ 4,871             $ 7,510            $1,125           $ 5,484         $ 8,022
              Inventory Reserves              $ 1,500             $ 2,202            $1,147           $   ---         $ 4,849
