Form 10-Q
period 2001-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2001-05-15
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended             March 31, 2001
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

                         Commission file number 1-10670

                          HANGER ORTHOPEDIC GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        84-0904275
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD                 20814
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:

                                 (301) 986-0701
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2000; 18,910,002 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                        Page No.

Part I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements

Consolidated Balance Sheets - March 31, 2001
 (unaudited) and December 31, 2000                                             1

Consolidated Statements of Income for the three
 months ended March 31, 2001 and 2000 (unaudited)                              3

Consolidated Statements of Cash Flows for the three
 months ended March 31, 2001 and 2000 (unaudited)                              4

Notes to Consolidated Financial Statements                                     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19

Part II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                    21
----------

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                   March 31,        December 31,
                                                     2001               2000
                                                   ---------        ------------
                                                  (unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $  10,338          $  20,669
  Accounts receivable less allowances for
   doubtful accounts of $21,270 and $23,005
   in 2001 and 2000, respectively                    107,912            111,210
  Inventories                                         57,185             61,223
  Prepaid expenses and other assets                    3,875              4,262
  Income taxes receivable                              8,000              6,325
  Deferred income taxes                               22,197             20,038
                                                   ---------          ---------
       Total current assets                          209,507            223,727
                                                   ---------          ---------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                 4,177              4,177
  Buildings                                            8,900              8,876
  Machinery and equipment                             32,265             31,393
  Furniture and fixtures                              10,136              9,968
  Leasehold improvements                              17,425             16,925
                                                   ---------          ---------
                                                      72,903             71,339
Less accumulated depreciation and amortization        26,873             24,345
                                                   ---------          ---------
                                                      46,030             46,994
                                                   ---------          ---------

INTANGIBLE ASSETS
  Excess of cost over net assets acquired            491,912            490,724
  Non-compete agreements                               1,426              1,426
  Patents                                              9,924              9,924
  Assembled Work Force                                 7,000              7,000
  Other intangible assets                             18,142             17,082
                                                   ---------          ---------
                                                     528,404            526,156
  Less accumulated amortization                       40,713             36,533
                                                   ---------          ---------
                                                     487,691            489,623
                                                   ---------          ---------

OTHER ASSETS                                           1,501              1,474
                                                   ---------          ---------

TOTAL ASSETS                                       $ 744,729          $ 761,818
                                                   =========          =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                   March 31,        December 31,
                                                     2001               2000
                                                   ---------        ------------
                                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                $  33,497          $  37,595
  Accounts payable                                    13,182             17,809
  Accrued expenses                                     4,151              9,380
  Accrued interest payable                             8,206              7,559
  Accrued wages and payroll taxes                     20,861             17,385
  Deferred Revenue                                       167                309
                                                   ---------          ---------
      Total current liabilities                       80,064             90,037
                                                   ---------          ---------

Long-term debt                                       414,459            422,838
Deferred income taxes                                 27,507             26,026
Other liabilities                                      2,306              2,656

7% Redeemable Preferred Stock, liquidation
 preference of $1,000 per share                       67,065             65,881

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 60,000,000
   shares authorized, 19,043,497 shares and
   18,910,002 shares issued and outstanding
   in 2001 and 2000                                      190                190
  Additional paid-in capital                         146,498            146,498
  Retained earnings                                    7,296              8,348
                                                   ---------          ---------
                                                     153,984            155,036

Treasury stock, at cost (133,495 shares)                (656)              (656)
                                                   ---------          ---------
                                                     153,328            154,380
                                                   ---------          ---------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 744,729          $ 761,818
                                                   =========          =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED March 31,
           (Dollars In Thousands, Except Shares and Per Share Amounts)
                                   (unaudited)

                                                      2001              2000
                                                      ----              ----

Net Sales                                         $   120,573       $   114,868

Cost of products and services sold                     62,974            57,184
                                                  -----------       -----------
Gross profit                                           57,599            57,684

Selling, general & administrative                      44,305            39,174
Depreciation and amortization                           3,058             2,717
Amortization of excess cost over net
 assets acquired                                        3,046             2,991
Integration costs                                         ---               586
                                                  -----------       -----------
Income from operations                                  7,190            12,216
Other (expense) income:
  Interest expense, net                               (12,258)          (11,158)
  Other, net                                              101                (2)
                                                  -----------       -----------
Income (loss) before income taxes                      (4,967)            1,056
                                                  -----------       -----------

Provision (benefit) for income taxes                   (5,099)            1,335
                                                  -----------       -----------

Net income (loss)                                 $       132       $      (279)
                                                  ===========       ===========

Basic Per Common Share Data
Net loss                                          $      (.06)      $      (.07)
                                                  ===========       ===========
Shares used to compute basic per common
 Share amounts                                     18,910,002        18,910,002
                                                  ===========       ===========

Diluted Per Common Share Data
Net loss                                          $      (.06)      $      (.07)
                                                  ===========       ===========
Shares used to compute diluted per common
 share Amounts (1)                                 18,910,002        18,910,002
                                                  ===========       ===========

(1) Excludes the effect of the conversion of the 7% Redeemable Preferred Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss available to the Company's common shareholders for the three months ended March 31, 2001 and 2000.


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED March 31,
                             (Dollars In Thousands)
                                   (unaudited)

                                                         2001           2000
                                                         ----           ----

Cash flows from operating activities:
  Net income (loss)                                    $    132       $   (279)

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Provision for bad debts                                 5,123          4,035
  Depreciation and amortization                           3,058          2,717
  Amortization of excess cost over net
   Assets acquired                                        3,047          2,991
  Amortization of debt issuance costs                       607            530
   Deferred taxes (benefit)                                (678)           ---
  Changes in assets and liabilities, net
   of effect from acquired companies:
    Accounts receivable                                  (2,434)        (5,426)
    Inventories                                           4,038         (4,327)
    Prepaid expenses and other assets                    (1,288)        (2,713)
    Other assets                                            (27)           123
    Accounts payable                                     (4,627)          (787)
    Accrued expenses                                     (4,329)         8,782
    Accrued wages and payroll taxes                       3,476           (312)
    Deferred revenue                                       (142)           ---
    Other liabilities                                      (350)          (116)
                                                       --------       --------
       Total adjustments                                  5,474          5,497
                                                       --------       --------
Net cash provided by operating activities                 5,606          5,218
                                                       --------       --------

Cash flows used in investing activities:
  Purchase of fixed assets                               (1,566)        (2,942)
  Acquisitions/Earn-outs, net of cash acquired             (835)        (1,293)
  Other intangibles                                         ---            (81)
                                                       --------       --------

Net cash used in investing activities                    (2,401)        (4,316)
                                                       --------       --------

                                    Continued


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED March 31,
                             (Dollars In Thousands)
                                   (unaudited)

                                                         2001           2000
                                                         ----           ----

Cash flows from financing activities:
  Net borrowings under revolving credit facility       $    ---       $  2,400
  Repayment of term loans                                (8,000)        (2,750)
  Proceeds from sale of common stock                        ---              1
  Repayment of long-term debt                            (4,477)        (4,403)
  Increase in financing costs                            (1,059)           ---
                                                       --------       --------
Net cash used in financing activities                   (13,536)        (4,752)
                                                       --------       --------

Net change in cash and cash equivalents for
 the period                                             (10,331)        (3,850)
Cash and cash equivalents at beginning of period         20,669          5,735
                                                       --------       --------
Cash and cash equivalents at end of period             $ 10,338       $  1,885
                                                       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                           $ 10,997       $  3,103
                                                       ========       ========
    Taxes                                              $    207       $    288
                                                       ========       ========

Non-cash financing and investing activities:
  Dividends declared on preferred stock                $  1,165       $  1,105
                                                       ========       ========
  Accretion of  preferred stock                        $     19       $     18
                                                       ========       ========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included. The Company uses the gross profit method to value inventory on an interim basis.

     These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table:


                             Practice
                             Management                                       Other
                             And Patient                                       and
                             Care Centers   Manufacturing   Distribution   Eliminations     Total
                             ------------   -------------   ------------   ------------     -----

Three Months
Ended March 31, 2001
Net Sales
  Customers                   $ 111,046        $ 1,580        $  7,947      $     ---     $ 120,573
                              =========        =======        ========      =========     =========
  Intersegments               $     ---        $ 1,090        $ 12,775      $ (13,865)    $     ---
                              =========        =======        ========      =========     =========
EBITDA                        $  18,395        $   203        $  1,554      $  (6,858)    $  13,294
Restructuring costs and
 integration expense                ---            ---             ---            ---           ---
Depreciation and
 amortization                    (5,277)          (416)           (109)          (302)       (6,104)
Interest expense, net           (12,709)           (17)            ---            468       (12,258)
Other income (expense)               12             29               2             58           101
                              ---------        -------        --------      ---------     ---------
Income (loss) before taxes    $     421        $  (201)       $  1,447      $  (6,634)    $  (4,967)
                              =========        =======        ========      =========     =========


                             Practice
                             Management                                       Other
                             And Patient                                       and
                             Care Centers   Manufacturing   Distribution   Eliminations     Total
                             ------------   -------------   ------------   ------------     -----

Three Months
Ended March 31, 2000
Net Sales
  Customers                   $ 105,455        $ 2,393        $  7,020      $  ---        $ 114,868
                              =========        =======        ========      =========     =========
  Intersegments               $     ---        $ 3,567        $ 13,572      $ (17,139)    $     ---
                              =========        =======        ========      =========     =========
EBITDA                        $  22,015        $    (3)       $  1,901      $  (5,403)    $  18,510
Restructuring costs and
 integration expense               (490)           ---              (6)           (90)         (586)
Depreciation and
 amortization                    (5,137)          (295)            (50)          (226)       (5,708)
Interest expense, net              (702)            (4)            ---        (10,452)      (11,158)
Other income (expense)              (36)            (1)             35            ---            (2)
                              ---------        -------        --------      ---------     ---------
Income (loss) before taxes    $  15,650        $  (303)       $  1,880      $ (16,171)    $   1,056
                              =========        =======        ========      =========     =========

NOTE C -- INVENTORY

     Inventories at March 31, 2001 and December 31, 2000 were comprised of the following:

                                  March 31, 2001       December 31, 2000
                                  --------------       -----------------
                                   (unaudited)

         Raw materials               $26,497                 $29,482
         Work-in-process              20,001                  19,885
         Finished goods               10,687                  11,856
                                     -------                 -------
                                     $57,185                 $61,223
                                     =======                 =======

NOTE D - ACQUISITIONS

     During 2000, the Company acquired five orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $4,500, comprised of $2,400 in cash and $2,100 in promissory notes. The notes are payable over two to five years with interest rates ranging from 6% to 8%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving credit facility.

     The Company has not acquired any companies during 2001.

     Additionally, the Company paid, during the three-month period ending March 31, 2001, approximately $835 related to orthotic and prosthetic companies acquired in years prior to 2001. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $835. Additional amounts aggregating approximately $12,300 may be paid in connection with earnout provisions contained in previous acquisition agreements.

NOTE E -INTEGRATION & RESTRUCTURING COSTS

     In connection with the acquisition of NovaCare O&P, the Company implemented a restructuring plan on July 1, 1999. The plan contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions of the Company and NovaCare O&P. The costs associated with the former NovaCare O&P centers were recorded in connection with the purchase price allocation on July 1, 1999. The costs associated with the existing Hanger centers were charged to operations during the third quarter of 1999. As of December 31, 2000, the reduction in work force had been completed and the patient care centers identified for closure, closed. Lease payments on closed patient care centers identified are expected to be paid through 2003.

     In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. Two hundred thirty-four (234) employees were severed in an effort to reduce general and administrative costs and the Company retained Jay Alix & Associates ("JA&A") to do an assessment of the opportunities available for improved financial and operating performance. JA&A was retained to develop a comprehensive performance improvement program.

     As of December 31, 2000, the Company recorded approximately $0.7 million in restructuring liabilities. These amounts were paid in January of 2001.

     Components of the restructuring reserve, spending during the period, and the remaining reserve balance are as follows:

                                                       Lease
                                                    Termination        Total
                                    Employee         and Other     Restructuring
                                 Severance Costs     Exit Costs       Reserve
                                 -----------------------------------------------

Balance at December 31, 2000         $  693           $ 1,407         $ 2,100
Spending                               (693)             (231)           (924)
                                 -----------------------------------------------
Balance at March 31, 2001            $  ---           $ 1,176         $ 1,176


NOTE F - AGREEMENT WITH JAY ALIX & ASSOCIATES

     On December 11, 2000, the Company retained the services of JA&A to assist in identifying areas for cash generation and profit improvement. Subsequent to the completion of this diagnostic phase, the Company modified and extended the retention agreement on January 23, 2001 to include the implementation of certain restructuring activities. Among the targeted plans are spending reductions, improving the utilization and effectiveness of support services, including claims processing, the refinement of materials purchasing and inventory management and the consolidation of distribution services. In addition, the Company will seek to enhance revenues through improved marketing efforts and more efficient billing procedures.

     The terms of this engagement provide for payment of JA&A's normal hourly fees plus a success fee if certain defined benefits are achieved. Management has elected to pay one-half of any earned success fee in cash, with the remaining one-half of the success fee paid through a grant of options to purchase the Company's common stock. All the options will be granted with an exercise price of $1.40 per share, which was the average closing price of the Company's common stock for all trading days during the period from December 23, 2000 through January 23, 2001. The number of options will be determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The options are to be granted within thirty (30) days of each invoice, shall be exercisable beginning with the sixth month following each award and shall expire five years from the termination of JA&A's engagement. The number of options that will be granted cannot be determined at this time. As of March 31, 2001, none of the initiatives for which defined benefits may be measured and a success fee earned have been completed and therefore no options have been granted.

NOTE G - NET INCOME PER COMMON SHARE

     The following sets forth the calculation of the basic and diluted income per common share amounts for the three month periods ended March 31, 2001 and 2000.

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                    2001               2000
                                                    ----               ----

Net income (loss)                                $       132       $      (279)
Less preferred stock accretion
 and dividends declared                               (1,184)           (1,124)
Loss available to common
 stockholders used to compute
 basic per common share amounts                       (1,052)           (1,403)
                                                 -----------       -----------
Loss available to common stockholders
 plus assumed conversions used to compute
 diluted per common share amounts                $    (1,037)      $    (1,340)
                                                 ===========       ===========
Average shares of common stock
 Outstanding used to compute basic per
 common share amounts                             18,910,002        18,910,002
                                                 ===========       ===========
Shares used to compute dilutive per
 common share amounts (1)                         18,910,002        18,910,002
                                                 ===========       ===========

Basic loss per common share                      $      (.06)      $      (.07)
Diluted loss per common share                    $      (.06)      $      (.07)

(1) Excludes the effect of the conversion of the 7% Redeemable Preferred Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss available to the Company's common shareholders for the three months ended March 31, 2001 and 2000.


NOTE H - LONG TERM DEBT

     The Company's total long term debt at March 31, 2001, including a current portion of $33,497, was approximately $447,956. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $84,700 for the revolver; (iii) $85,000 for tranche A; (iv) $98,750 for tranche B; and (v) a total of $29,506 of other indebtedness.

     In addition at December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the bank's waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001, was entered into which provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest rate to adjusted London Interbank Offering Rate ("LIBOR") plus 3.50% or Alternate Borrowing Rate ("ABR") plus 2.50%., and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.50% or ABR plus 3.50%. Certain of the financial covenants were eased with respect to 2001 and 2002 under the terms of the amendment to the Credit Agreement. As of March 31, 2001, the Company was in compliance with all of its financial covenants.

     Matters critical to the Company's compliance with the Credit Facility's covenants, and ultimately its immediate term liquidity (to the extent alternative sources of liquidity are not readily available), include improving operating results, through revenue growth and cost control, and reducing the Company's investment in working capital. The Company's ability to continue to comply with the Credit Facility covenants is dependent on certain factors, including (a) the ability of the Company to effect the restructuring initiatives referred to above, and (b) the Company's ability to continue to attract and retain experienced management and O&P practitioners. Unexpected increases in LIBOR could also adversely impact the Company's ability to comply with the Credit Facility's convenants.

     The Credit Facility with the Bank's is collateralized by substantially all the assets of the Company, restricts payments of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.


NOTE I - COMMITMENTS AND CONTINGENCIES

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

     On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, Chairman of the Board, President and Chief Executive Officer of the Company, and Richard A. Stein, former Chief Financial Officer, Secretary and Treasurer of the Company.

     The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning the Company's financial results for the quarter ended September 30, 1999, and the progress of the Company's efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of the Company's common stock. The plaintiff seeks to recover damages on behalf of all of the class members.

     The Company believes that the allegations are without merit and plan to vigorously defend the lawsuit.

NOTE J - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company has adopted SFAS 133 as of January 1, 2001. As of March 31, 2001, the Company did not have any derivative instruments within the scope of SFAS 133. As such, the adoption does not have a material effect on the financial position or results of operation of the Company.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth for the periods indicated certain items of the Company's Statements of Income and their percentage of the Company's net sales:

                                                       Three Months
                                                      Ended March 31,
                                                      ---------------

                                                      2001       2000

Net sales                                            100.0%     100.0%
Cost of products and services sold                    52.2       49.8
Gross profit                                          47.8       50.2
Selling, general & administrative
 expenses                                             36.8       34.1
Depreciation and amortization                          2.5        2.4
Amortization of excess cost over net
 assets acquired                                       2.5        2.6
Restructuring and Integration costs                     --        0.5
Income from operations                                 6.0       10.6
Interest expense, net                                 10.2        9.7
Provision for income taxes                            (4.2)       1.2
Net income (loss)                                      0.1       (0.2)


Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

    Net Sales

     Net sales for the quarter ended March 31, 2001, were approximately $120.6 million, an increase of approximately $5.7 million, or 5.0%, over net sales of approximately $114.9 million for the quarter ended March 31, 2000. Contributing to the increase were (i) the acquisitions completed during 2000 and (ii) a 4.3% increase in sales by patient care centers operating during both quarters ("same store sales").

    Gross Profit

     Gross profit in the quarter ended March 31, 2001 was approximately $57.6 million, a decrease of approximately $0.1 million, or 0.1%, from gross profit of approximately $57.7 million for the quarter ended March 31, 2000. The decrease was primarily attributable to higher cost of materials and changes in the product mix. The higher costs of materials were offset by the increase in net sales. Gross profit as a percentage of net sales decreased to 47.8% in the first quarter of 2001 from 50.2% in the first quarter of 2000.

    Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the quarter ended March 31, 2001 increased by $5.1 million, or 13.1%, compared to the quarter ended March 31, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 36.8% in the first quarter of 2001 compared to 34.1% for same period in 2000. The increase in selling, general and administrative expenses was primarily the result of an increase in the bad debt expense, higher rent, and costs associated with the implementation of the Jay Alix initiatives.

    Income from Operations

     Principally as a result of the above, income from operations in the quarter ended March 31, 2001 was approximately $7.2 million, a decrease of $5.0 million, or 41.1%, below the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 6.0% in the first quarter of 2001 from 10.6% for the prior year's comparable period.

    Interest Expense, Net

     Net interest expense in the first quarter of 2001 was approximately $12.3 million, an increase of approximately $1.1 million over the approximately $11.2 million incurred in the first quarter of 2000. Interest expense as a percentage of net sales increased to 10.2% from 9.7% for the same period a year ago. The increase in interest expense was primarily attributable to a $1.1 million increase in borrowings and a 50 basis point increase in the London Interbank Offering Rate ("LIBOR") Adder due to the March 29, 2000 Amendment to the Credit Agreement.

    Income Taxes

     The Company's effective tax rate was 102.7% in the first quarter of 2001 versus 126.4% in 2000. The Company's calculation of its effective tax rate is based on its projected annual earnings as adjusted for non-deductible items. The decrease in the effective tax rate in the first quarter of 2001 versus 2000 is the result of the decrease in projected annual earnings in relation to nondeductible items, primarily attributable to the July 1, 1999 acquisition of NovaCare O&P. The benefit for income taxes in the first quarter of 2001 was approximately $5.1 million compared to the provision of $1.3 million for the first quarter of 2000.

    Net Income (Loss)

     As a result of the above, the Company recorded net income of $0.1 million, or $.06 loss per dilutive common share, in the quarter ended March 31, 2001, compared to a net loss of $0.3 million, or $.07 per dilutive common share, in the quarter ended March 31, 2000.

    Liquidity and Capital Resources

     Cash flow provided by operating activities during the first three months of 2001 approximated $5.6 million, an increase of $0.4 million from the same period during 2000 level of cash flow provided by operating activities of $5.2 million. The increase resulted from net income and the higher non-cash adjustment to net income in the first quarter of 2001 over the prior year's comparable quarter. Cash earnings, defined as Adjusted EBITDA less interest expense, restructuring and integration costs and current income tax expense, increased approximately $0.7 million from $5.4 million in 2000 to $6.1 million in 2001.

     The Company's consolidated liquidity position (comprised of cash and cash equivalents and unused credit facilities) approximated $25.6 million at March 31, 2001 compared to approximately $36.0 million at December 31, 2000. Consolidated working capital at March 31, 2001 was approximately $124.1 million compared to the December 31, 2000 level of $133.7 million.

     The Company's total long term debt at March 31, 2001, including a current portion of approximately $33.5 million, was approximately $448.0 million. Such indebtedness included: (i) $150.0 million of 11.25% million Senior Subordinated Notes due 2009; (ii) $84.7 million for the Revolving Credit Facility; (iii) $85.0 million for Tranche A Term Facility; (iv) $98.8 million for Tranche B Term Facility; and (v) a total of $29.5 million of other indebtedness. The Revolving Credit Facility, and the Tranche A and B Term Facilities (the "Credit Facility") were entered into with The Chase Manhattan Bank, Bankers Trust Company, Paribas and certain other banks (the "Banks") in connection with the Company's acquisition of NovaCare O&P, Inc. on July 1, 1999. The Revolving Credit Facility matures on July 1, 2005; the Tranche A Term Facility is payable in quarterly installments of $5.0 million through July 1, 2005; and the Tranche B Term Facility is payable in quarterly installments of $250.0 through December 31, 2004 and in quarterly installments of $15.8 million through January 1, 2007.

     The Credit Facility contains certain affirmative and negative covenants customary in an agreement of this nature. At December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the bank's waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001 was entered into which provides for an increase in the interest rates of the Credit Facility borrowings by 50 basis points. As of March 31, 2001, the Company was in compliance with all of its financial covenants.

     Matters critical to the Company's compliance with the Credit Facility's covenants, and ultimately its immediate term liquidity (to the extent alternative sources of liquidity are not readily available), include improving operating results, through revenue growth and cost control, and reducing the Company's investment in working capital. As previously discussed, the Company has retained the services of Jay Alix & Associates to assist in identifying programs aimed at achieving these objectives. The Company's ability to continue to comply with the Credit Facility covenants is dependent on certain factors, including (a) the ability of the Company to effect the restructuring initiatives referred to above, and (b) the Company's ability to continue to attract and retain experienced management and O&P practitioners. Unexpected increases in the LIBOR rate could also adversely impact the Company's ability to comply with the Credit Facility's covenants. Management believes that the Company will continue to comply with the terms of the Credit Facility and that the Company's consolidated liquidity position is adequate to meet its short term and long term obligations.

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

     The $60.0 million outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of the Company's non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control, the Company must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, and will not require principal payments prior to maturity on July 1, 2010.

     Class Action

     On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, Chairman of the Board, President and Chief Executive Officer of the Company, and Richard A. Stein, former Chief Financial Officer, Secretary and Treasurer of the Company.

     The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning the Company's financial results for the quarter ended September 30, 1999, and the progress of the Company's efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of the Company's common stock. The plaintiff seeks to recover damages on behalf of all of the class members.

     The Company believes that the allegations have absolutely no merit and plan to vigorously defend the lawsuit.

     New Accounting Standards

     In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company has adopted SFAS 133 as of January 1, 2001. As of March 31, 2001, the Company did not have any derivative instruments within the scope of SFAS 133. As such, the adoption does not have a material effect on the financial position or results of operation of the Company for the period ending March 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, the Company is exposed to fluctuations in interest rates. The Company addresses this risk by using interest rate swaps from time to time. At March 31, 2001, there were no interest rate swaps outstanding.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a)  Exhibits. The following exhibits are filed herewith:

              Exhibit No.       Document

                  10 Amendment No. 1, dated as of March 16, 2001, to the Amended and Restated Credit Agreement, dated as of March 29, 2000, among the Registrant, various bank lenders, The Chase Manhattan Bank (as
                                Administrative Agent and Collateral
                                Agent) , Bankers Trust Company, (as
                                Syndication Agent) and Paribas (as
                                Documentation Agent).

         (b)  Forms 8-K. None.

                                                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HANGER ORTHOPEDIC GROUP, INC.



Date:    May 14, 2001                  IVAN R. SABEL
                                       ----------------------------------------
                                       Ivan R. Sabel
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:    May 14, 2001                  DENNIS T. CURRIER
                                       ----------------------------------------
                                       Dennis T. Currier
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date:    May 14, 2001                  DENEANE M. BUTLER
                                       ----------------------------------------
                                       Deneane M. Butler
                                       Controller, Secretary, and Treasurer
                                       (Principal Accounting Officer)