Form 10-Q
period 2001-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2001-08-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended             June 30, 2001
                                        ----------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to
                                     -------------------  ----------------------

                         Commission file number 1-10670

                          HANGER ORTHOPEDIC GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          84-0904275
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001; 18,910,002 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                        Page No.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - June 30, 2001
         (unaudited) and December 31, 2000                                  1

Consolidated Statements of Operations for the three
         months ended June 30, 2001 and 2000 (unaudited)                    3

Consolidated Statements of Operations for the six
         months ended June 30, 2001 and 2000 (unaudited)                    4

Consolidated Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000 (unaudited)                    5

Notes to Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     27

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                 29

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

                                                     June 30,   December 31,
                                                       2001        2000
                                                       -----       ----
                                                    (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $ 10,083    $ 20,669
    Accounts receivable less allowances for
        doubtful accounts of $18,694 and $23,005
        in 2001 and 2000, respectively                107,165     111,210
    Inventories                                        49,499      61,223
    Prepaid expenses and other assets                   2,703       4,262
    Income taxes receivable                            12,680       6,325
    Net assets held for sale                           19,370        --
    Deferred income taxes                              20,416      20,038
                                                     --------    --------
         Total current assets                         221,916     223,727
                                                     --------    --------
PROPERTY, PLANT AND EQUIPMENT
    Land                                                4,177       4,177
    Buildings                                           9,071       8,876
    Machinery and equipment                            27,362      31,393
    Furniture and fixtures                              9,841       9,968
    Leasehold improvements                             17,284      16,925
                                                     --------    --------
                                                       67,735      71,339
    Less accumulated depreciation and amortization     27,003      24,345
                                                     --------    --------
                                                       40,732      46,994
                                                     --------    --------
INTANGIBLE ASSETS
    Excess of cost over net assets acquired           472,806     490,724
    Non-compete agreements                              1,103       1,426
    Patents                                             8,100       9,924
    Assembled work force                                7,000       7,000
    Debt issuance costs                                16,977      15,917
    Other intangible assets                             1,125       1,165
                                                     --------    --------
                                                      507,111     526,156
    Less accumulated amortization                      40,484      36,533
                                                     --------    --------
                                                      466,627     489,623
                                                     --------    --------
OTHER ASSETS                                            1,199       1,474
                                                     --------    --------
TOTAL ASSETS                                         $730,474    $761,818
                                                     ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars In Thousands, Except Shares and Per Share Amounts)
                                                              June 30,    December 31,
                                                                2001          2000
                                                                ----          ----
                                                             (unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
 & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                         $  32,901    $  37,595
    Accounts payable                                             13,961       17,809
    Accrued expenses                                              7,715        9,380
    Accrued interest payable                                      3,284        7,559
     Accrued wages and payroll taxes                             13,877       17,385
    Deferred revenue                                                 92          309
                                                              ---------    ---------
        Total current liabilities                                71,830       90,037
                                                              ---------    ---------
Long-term debt                                                  411,313      422,838
Deferred income taxes                                            27,349       26,026
Other liabilities                                                 4,330        2,656

7% Redeemable Preferred Stock,
    liquidation preference of $1,000 per share                   68,269       65,881

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; 60,000,000 shares
        authorized, 18,910,002 shares and 18,910,002 shares
        issued and outstanding in 2001 and 2000                     190          190
    Additional paid-in capital                                  146,498      146,498
    Retained earnings                                             1,351        8,348
                                                              ---------    ---------
                                                                148,039      155,036

Treasury stock, at cost (133,495 shares)                           (656)        (656)
                                                              ---------    ---------
                                                                147,383      154,380
                                                              ---------    ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
 STOCK & SHAREHOLDERS' EQUITY                                 $ 730,474    $ 761,818
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                  FOR THE THREE MONTHS ENDED June 30, 2001 and
                2000 (Dollars In Thousands, Except Shares and Per
                                 Share Amounts)
                                   (unaudited)
                                                            2001             2000
                                                            ----             ----

Net sales                                              $    129,187    $    125,872

Cost of products and services sold                           63,434          60,310
                                                       ------------    ------------
Gross profit                                                 65,753          65,562

Selling, general & administrative expenses                   44,137          42,833
Depreciation and amortization                                 3,334           2,939
Amortization of excess cost over net assets acquired          3,073           2,796
Restructuring and asset impairment costs                      3,688            --
Integration costs                                              --               502
Impairment loss on assets held for sale                       8,176            --
                                                       ------------    ------------
Income from operations                                        3,345          16,492
Other (expense) income:
    Interest expense, net                                   (11,033)        (10,951)
    Other, net                                                   39             (31)
                                                       ------------    ------------
Income (loss) before income taxes                            (7,649)          5,510
                                                       ------------    ------------

Provision (benefit) for income taxes                         (2,908)          3,103
                                                       ------------    ------------

Net income (loss)                                      $     (4,741)   $      2,407
                                                       ============    ============

Net income (loss) applicable to common stock           $     (5,945)   $      1,241
                                                       ============    ============

Basic Per Common Share Data
Net income (loss)                                      $       (.31)   $        .06
                                                       ============    ============
Shares used to compute basic per common
    share amounts                                        18,910,002      18,910,002
                                                       ============    ============

Diluted Per Common Share Data
Net income (loss)                                      $       (.31)   $        .06
                                                       ============    ============
Shares used to compute diluted per common share
    Amounts (1)                                          18,910,002      19,154,415
                                                       ============    ============

(1) Excludes the effect of the conversion of the 7% Redeemable Preferred Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss available to the Company's common shareholders for the six months ended June 30, 2001 and 2000, and the three months ended June 30, 2001.

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                   FOR THE SIX MONTHS ENDED June 30, 2001 and
                2000 (Dollars In Thousands, Except Shares and Per
                                 Share Amounts)
                                   (unaudited)
                                                            2001           2000
                                                            ----           ----

Net sales                                              $    249,760    $    240,740

Cost of products and services sold                          126,408         117,494
                                                       ------------    ------------
Gross profit                                                123,352         123,246

Selling, general & administrative expenses                   88,442          82,008
Depreciation and amortization                                 6,392           5,656
Amortization of excess cost over net assets acquired          6,119           5,787
Restructuring and asset impairment costs                      3,688            --
Integration costs                                              --             1,088
Impairment loss on assets held for sale                       8,176            --
                                                       ------------    ------------
Income from operations                                       10,535          28,707
Other expense:
    Interest expense, net                                   (23,291)        (22,109)
    Other, net                                                  140             (33)
                                                       ------------    ------------
Income (loss) before income taxes                           (12,616)          6,565

Provision (benefit) for income taxes                         (8,007)          4,438
                                                       ------------    ------------

Net income (loss)                                      $     (4,609)   $      2,127
                                                       ============    ============

Net income (loss) applicable to common stock           $     (6,997)   $       (177)
                                                       ============    ============

Basic Per Common Share Data
Net loss                                               $       (.37)   $       (.01)
                                                       ============    ============
Shares used to compute basic per common
    share amounts                                        18,910,002      18,910,002
                                                       ============    ============

Diluted Per Common Share Data
Net loss                                               $       (.37)   $       (.01)
                                                       ============    ============
Shares used to compute diluted per common share
    amounts *                                            18,910,002      18,910,002
                                                       ============    ============

* Excludes the effect of the conversion of common stock into which shares of 7%
Redeemable Preferred Stock are convertible as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss for the Company for the six months ended June 30, 2001 and 2000 and the three months ended June 30, 2001.

The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED June 30, 2001 and 2000
                             (Dollars In Thousands)
                                   (unaudited)

                                                          2001        2000
                                                          ----        ----

Cash flows from operating activities:
    Net income (loss)                                   $ (4,609)   $  2,127
                                                        --------    --------

Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
    operating activities:
        Impairment loss on assets held for sale            8,176        --
        Provision for bad debts                           10,628       8,106
        Deferred income taxes                                945       3,653
        Depreciation and amortization                      6,392       5,656
        Amortization of excess cost over net
           assets acquired                                 6,119       5,787
        Amortization of debt issuance costs                1,273         965
        Restructuring costs                                3,688        --
        Changes in assets and liabilities, net
           of effect from acquired companies:
               Accounts receivable                        (8,420)    (17,080)
               Inventories                                 8,088      (7,913)
               Prepaid expenses and other assets          (5,172)     (3,769)
               Other assets                                  234         146
               Accounts payable                           (3,880)      1,797
               Accrued expenses                           (9,070)      1,286
               Accrued wages and payroll taxes            (3,295)     (6,794)
               Other liabilities                           1,635        (222)
                                                        --------    --------
                  Total adjustments                       17,341      (8,382)
                                                        --------    --------
Net cash provided by (used in) operating activities       12,732      (6,255)
                                                        --------    --------

Cash flows from investing activities:
  Purchase of fixed assets                                (3,257)     (5,934)
  Acquisitions/earn-outs, net of cash acquired            (2,783)     (4,550)
  Cash received pursuant to purchase price adjustment       --        15,000
                                                        --------    --------

Net cash provided by (used in) investing activities       (6,040)      4,516
                                                        --------    --------


                                    Continued

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED June 30, 2001 and 2000
                             (Dollars In Thousands)
                                   (unaudited)


                                                              2001       2000
                                                              ----       ----
Cash flows from financing activities:
    Borrowings under revolving credit facility             $  4,000    $ 13,400
    Repayment of term loans                                 (13,250)     (5,500)
    Repayment of long-term debt                              (6,969)     (7,352)
    Increase in financing costs                              (1,059)     (1,255)
                                                           --------    --------
Net cash used in financing activities                       (17,278)       (707)
                                                           --------    --------

Net change in cash and cash equivalents for the period      (10,586)     (2,446)
Cash and cash equivalents at beginning of period             20,669       5,735
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 10,083    $  3,289
                                                           ========    ========

Supplemental disclosure of cash flow information:
 Cash paid during the period
    for:
        Interest                                           $ 27,518    $ 19,373
                                                           ========    ========
        Taxes                                              $    375    $  2,137
                                                           ========    ========

Non-cash financing and investing activities:
    Issuance of notes in connection with acquisitions      $   --      $    924
                                                           ========    ========
    Dividends declared on preferred stock                  $  2,351    $  2,267
                                                           ========    ========
    Accretion of  preferred stock                          $     37    $     37
                                                           ========    ========
    Notes received pursuant to purchase price adjustment   $   --      $  9,700
                                                           ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Dollars In Thousands, Except Shares and Per Share Amounts)


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

NOTE B - SEGMENT AND RELATED INFORMATION

      The Company evaluates segment performance and allocates resources based on the segments' EBITDA. "EBITDA" is defined as income from operations before depreciation, amortization restructuring, integration and impairment loss on the sale of assets. The Company's calculation of EBITDA may differ from other corporations. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. EBITDA is presented for each reported segment before reclassifications between EBITDA and other income (expense) made for external reporting purposes. "Other" EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

      In anticipation of the sale of the manufacturing segment, the Company moved the reporting of the Sea-Fabs business to the patient care segment. The 2000 data has been restated to be consistent with 2001 reporting in that the Sea-Fabs activity was moved from manufacturing to patient care.

          Summarized financial information concerning the Company's reportable segments is shown in the following table:

                             Practice
                             Management                                       Other
                             And Patient                                       and
                            Care Centers   Manufacturing    Distribution    Eliminations       Total

Three Months
Ended June 30, 2001
Net Sales
    Customers                $ 119,988       $   1,634       $   7,565       $    --         $ 129,187
                             =========       =========       =========       =========       =========
    Intersegments            $    --         $   1,149       $  13,945       $ (15,094)      $    --
                             =========       =========       =========       =========       =========


EBITDA                       $  26,792       $     (41)      $   1,718       $  (6,853)      $  21,616
Restructuring costs and
    integration expense         (3,604)            (84)           --              --            (3,688)
Depreciation and
    amortization                (5,346)           (438)           (110)           (513)         (6,407)
Interest expense, net          (12,632)           (237)           --             1,836         (11,033)
Other income (expense)             (18)             33               1              23              39
Impairment loss on assets
 held for sale                    --            (8,176)           --              --            (8,176)
                             ---------       ---------       ---------       ---------       ---------


Income (loss) before taxes   $   5,192       $  (8,943)      $   1,609       $  (5,507)      $  (7,649)
                             =========       =========       =========       =========       =========

Three Months
Ended June 30, 2000 *
Net Sales
    Customers                $ 116,004       $   2,598       $   7,270       $    --         $ 125,872
                             =========       =========       =========       =========       =========

    Intersegments            $   2,273       $   1,784       $  12,951       $ (17,008)      $    --
                             =========       =========       =========       =========       =========


EBITDA                       $  26,203       $     196       $   1,816       $  (5,486)      $  22,729
Restructuring costs and
    integration expense           (257)           --              --              (245)           (502)
Depreciation and
   amortization                 (4,880)           (508)           (101)           (246)         (5,735)
Interest expense, net          (24,345)             (4)           --            13,398         (10,951)
Other (income) expense            --                 7             (38)           --               (31)
                             ---------       ---------       ---------       ---------       ---------

Income (loss) before taxes   $  (3,279)      $    (309)      $   1,677       $   7,421       $   5,510
                             =========       =========       =========       =========       =========


* Included the transfer of Sea-Fabs in 2000 from the manufacturing to the patient care segments to be consistent with 2001 reporting.


                             Practice
                             Management                                          Other
                             And Patient                                          and
                            Care Centers    Manufacturing     Distribution     Eliminations       Total

Six Months
Ended June 30, 2001
Net Sales
    Customers                $ 231,034        $   3,214        $  15,512        $    --          $ 249,760
                             =========        =========        =========        =========        =========

    Intersegments            $    --          $   2,239        $  26,720        $ (28,959)       $    --
                             =========        =========        =========        =========        =========


EBITDA                       $  45,187        $     162        $   3,272        $ (13,711)       $  34,910
Restructuring costs and
    integration expense         (3,604)             (84)            --               --             (3,688)
Depreciation and
    amortization               (10,623)            (854)            (219)            (815)         (12,511)
Interest expense, net          (25,341)            (254)            --              2,304          (23,291)
Other income (expense)              (6)              62                3               81              140
Impairment loss on assets
 held for sale                    --             (8,176)            --               --             (8,176)
                             ---------        ---------        ---------        ---------        ---------


Income (loss) before taxes   $   5,613        $  (9,144)       $   3,056        $ (12,141)       $ (12,616)
                             =========        =========        =========        =========        =========


Six Months
Ended June 30, 2000 *
Net Sales
    Customers                $ 221,459        $   4,990        $  14,291        $    --          $ 240,740
                             =========        =========        =========        =========        =========

    Intersegments            $   4,817        $   2,807        $  26,523        $ (34,147)       $    --
                             =========        =========        =========        =========        =========


EBITDA                       $  47,962        $     448        $   3,716        $ (10,888)       $  41,238
Restructuring costs and
    integration expense           (747)            --                 (6)            (335)          (1,088)
Depreciation and
    amortization               (10,115)            (705)            (152)            (471)         (11,443)
Interest expense, net          (25,047)              (7)            --              2,945          (22,109)
Other expense                      (52)              20               (1)            --                (33)
                             ---------        ---------        ---------        ---------        ---------

Income (loss) before taxes   $  12,001        $    (244)       $   3,557        $  (8,749)       $   6,565
                             =========        =========        =========        =========        =========


* Included the transfer of Sea-Fabs in 2000 from the manufacturing to the patient care segments to be consistent with 2001 reporting.


NOTE C -- INVENTORY

         Inventories at June 30, 2001 and December 31, 2000 were comprised of the following:

                                     June 30, 2001          December 31, 2000
                                     -------------          -----------------
                                      (unaudited)

         Raw materials                  $21,295                     $29,482
         Work-in-process                 19,829                      19,885
         Finished goods                   8,375                      11,856
                                      ---------                    --------
                                        $49,499                     $61,223
                                      =========                    ========

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

         Additionally, the Company paid, during the six-month period ending June 30, 2001, approximately $2,783 related to orthotic and prosthetic companies acquired in years prior to 2001. The payments were primarily made pursuant to earnout and working capital provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $2,783. Additional amounts aggregating approximately $8,300 may be paid in connection with earnout provisions contained in previous acquisition agreements.

NOTE E - INTEGRATION, RESTRUCTURING, & ASSET IMPAIRMENT COSTS

         In connection with the acquisition of NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P") on July 1, 1999, the Company implemented a restructuring plan as of that date. The plan contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions of the Company and NovaCare O&P. The costs associated with the former NovaCare O&P centers were recorded in connection with the purchase price allocation on July 1, 1999. The costs associated with the existing Company centers were charged to operations during the third quarter of 1999. As of December 31, 2000, the reduction in work force had been completed and the patient care centers identified for closure, closed. Lease payments on closed patient care centers identified are expected to be paid through 2003.

         As of June 30, 2001, management reversed $771 of the lease termination restructuring reserve. This benefit resulted from favorable lease buyouts and sublease activity.

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

         As of December 31, 2000, the Company recorded approximately $700 in restructuring liabilities. These amounts were paid in January of 2001.

         Upon their retention, JA&A began the development of a comprehensive performance improvement program which consists of fourteen performance improvement initiatives aimed at improving cash collections, reducing working capital requirements and improving operating performance. In connection with the implementation of the JA&A initiatives, the Company recorded in the second quarter approximately $3,688 in restructuring and asset impairment costs ($4,459 expense offset by above mentioned $771 benefit). The plan calls for the closure of 37 facilities and the termination of approximately 135 additional employees. As of June 30, 2001, 32 of the facilities have been vacated and 30 of the employees have been terminated. Actions under this plan are expected to be completed by December 31, 2001. Payments under the plan for lease and severance costs are expected to be paid by December 31, 2003.

         Components of the restructuring reserves, spending during the year, and the remaining reserve balance are as follows:

                                                        Lease
                                         Employee    Termination      Total
                                         Severance    and Other    Restructuring
                                           Costs      Exit Costs      Reserve
                                       -----------   -----------  --------------

Balance at December 31, 2000             $   693       $ 1,407        $ 2,100
Spending                                    (693)          (93)          (786)
Amendment to plan                           --            (771)          (771)
                                         -------       -------        -------
Balance of 1999 and 2000
 restructuring reserves
    at June 30, 2001                     $  --         $   543        $   543

Second quarter 2001 restructuring
 charge                                    1,208         3,251*         4,459
Spending                                    (198)         (346)          (544)
                                         -------       -------        -------
Balance of 2001 restructuring reserve
 at June 30, 2001                        $ 1,010       $ 2,905        $ 3,915

                                         -------       -------        -------
Total restructuring reserve balance
 at June 30, 2001                        $ 1,010       $ 3,448        $ 4,458
                                         =======       =======        =======

         * Includes $484 of asset impairment for impaired leasehold improvements at branches to be vacated.

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

         The terms of this engagement provide for payment of JA&A's normal hourly fees plus a success fee if certain defined benefits are achieved. Management has elected to pay one-half of any earned success fee in cash, with the remaining one-half of the success fee paid through a grant of options to purchase the Company's common stock. All the options will be granted with an exercise price of $1.40 per share, which was the average closing price of the Company's common stock for all trading days during the period from December 23, 2000 through January 23, 2001. The number of options will be determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The options are to be granted within thirty (30) days of each invoice, shall be exercisable beginning with the sixth month following each award and shall expire five years from the termination of JA&A's engagement. The number of options that will be granted cannot be determined at this time. As of June 30, 2001, none of the initiatives for which defined benefits may be measured and a success fee earned have been completed and therefore no options have been granted or cash payments accrued.

NOTE G - NET INCOME PER COMMON SHARE

         The following sets forth the calculation of the basic and diluted income per common share amounts for the six-month periods ended June 30, 2001 and 2000.

                                                         Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                    -------------------------------       -------------------------------
                                                        2001               2000               2001                2000
                                                        ----               ----               ----                ----
Net income (loss)                                   $     (4,741)      $      2,407       $     (4,609)      $      2,127
Less preferred stock accretion and
    dividends declared                                    (1,204)            (1,181)            (2,388)            (2,304)
                                                    ------------       ------------       ------------       ------------
Income (loss) available to common stockholders
    used to compute basic per common                      (5,945)             1,226             (6,997)              (177)
    share amounts
Add back interest expense on convertible
    note payable, net of tax *                              --                   15               --                 --
                                                    ------------       ------------       ------------       ------------
Income (loss) available to common stockholders
    plus assumed conversions used to compute
    diluted per common share amounts *              $     (5,945)      $      1,241       $     (6,997)      $       (177)
                                                    ============       ============       ============       ============
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                                18,910,002         18,910,002         18,910,002         18,910,002
Effect of convertible note payable *                        --               69,430               --                 --
Effect of dilutive options *                                --              103,140               --                 --
Effect of dilutive warrants *                               --               71,843               --                 --
                                                    ------------       ------------       ------------       ------------

Shares used to compute dilutive per
  common share amounts *                              18,910,002         19,154,415         18,910,002         18,910,002
                                                    ============       ============       ============       ============

Basic income (loss) per common share                $      ( .31)      $        .06       $       (.37)      $       (.01)
Diluted income (loss) per common share              $      ( .31)      $        .06       $       (.37)      $       (.01)


* Excludes the effect of the conversion of the 7% Redeemable Preferred Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss available to the Company's common shareholders for the six months ended June 30, 2001 and 2000 and the three months ended June 30, 2001.

NOTE H - LONG TERM DEBT

         The Company's total long term debt at June 30, 2001, including a current portion of $32,901, was $444,214. Such indebtedness included: (i) $150,000 senior subordinated notes; (ii) $88,700 for the revolver; (iii) $80,000 for Tranche A; (iv) $98,500 for Tranche B; and (v) a total of $27,014 of other indebtedness.

         In addition at December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the bank's waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001, was entered into which provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest rate to adjusted London Interbank Offering Rate ("LIBOR") plus 3.50% or Alternate Borrowing Rate ("ABR") plus 2.50%., and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.50% or ABR plus 3.50%. Certain of the financial covenants were eased with respect to 2001 and 2002 under the terms of the amendment to the Credit Agreement. As of June 30, 2001, the Company was in compliance with all of its financial covenants.

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

         The Credit Facility with the Bank is collateralized by substantially all the assets of the Company, restricts payments of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

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

NOTE J - NEW ACCOUNTING STANDARDS

         On June 29, 2001, the FASB unanimously approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

         SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain rather than being deferred and amortized. The Company does not expect a material impact from the adoption of SFAS 141 on our consolidated financial statements.

         SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt SFAS 142 effective January 1, 2002 and is currently evaluating the impact on our consolidated financial statements.

NOTE K - SUBSEQUENT EVENTS

         On August 10, 2001, the Board of Directors authorized the sale of substantially all of the manufacturing related assets of Seattle Orthopedic Group, Inc. ("SOGI"). After review and analysis, the Company determined that the manufacture of orthotic and prosthetic devices was not a core business of the Company since such manufacturing activity represents only 1% of the Company's revenue for the six months ended June 30, 2001 and 2% of revenue for the year ended December 31, 2000. The sale of SOGI's manufacturing assets is expected to be completed by August 31, 2001 and such assets as of June 30, 2001 have a net carrying value of $19,370. The Company recorded an impairment loss of $8,176 on the planned disposal of SOGI's manufacturing assets which has been reflected in the Company's statement of operations. Amendment No. 2 to the Amended and Restated Credit Agreement provides the Company with the ability to retain up to $5,000 or the proceeds from the sale of SOGI for working capital purposes. These proceeds will only be retained by the Company for a specified period of time. The proceeds will then be applied to the term loans in accordance with the Credit Agreement.

         For the six months ended June 30, 2001, the results of operations of SOGI's manufacturing activities, including intercompany transactions during that same period were:

                                 (In thousands)

                         Sales                       $5,453
                         Cost of Sales                3,475
                         Gross Profit                 1,978
                         SG&A                         1,816
                         Restructuring                   84
                         Operating Margin                78


                       Reconciliation of SOGI Transaction

                     Accounts Receivable                    $  1,542
                     Inventory                                 3,635
                     Net Fixed Assets                          4,208
                     Net Intangibles                          18,863
                     Other                                        86
                     Liabilities Assumed                        (788)
                                                             -------
                     Net Book Value                           27,546

                     Estimated Proceeds for Net Assets
                          Held for sale                       19,370
                                                             -------
                     Impairment loss on assets
                         held for sale                        (8,176)
                                                             =======

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated certain items of the Company's Statements of Operation and their percentage of the Company's net sales:

                                                  Three Months              Six Months
                                                  Ended June 30,          Ended June 30,
                                                  --------------          --------------

                                                 2001        2000         2001         2000
                                                 ----        ----         ----         ----

Net sales                                       100.0%       100.0%      100.0%       100.0%
Cost of products and services sold               49.1         47.9        50.6         48.8
Gross profit                                     50.9         52.1        49.4         51.2
Selling, general & administrative
    expenses                                     34.2         34.0        35.4         34.1
Depreciation and amortization                     2.6          2.3         2.6          2.3
Amortization of excess cost over net
    assets acquired                               2.4          2.2         2.4          2.4
Restructuring and Asset Impairment Costs          2.8          --          1.5          --
Integration costs                                 --           0.4         --           0.5
Impairment loss on assets held for sale           6.3          --          3.3          --
Income from operations                            2.6         13.1         4.2         11.9
Interest expense, net                            (8.5)         8.7         9.3          9.2
Provision for income taxes                       (2.3)         2.5        (3.2)         1.8
Net income (loss)                                (3.7)         1.9        (1.8)         0.9


Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

    Net Sales

         Net sales for the quarter ended June 30, 2001, were approximately $129.2 million, an increase of approximately $3.3 million, or 2.6%, over net sales of approximately $125.9 million for the quarter ended June 30, 2000. Contributing to the increase were (i) the acquisitions completed during 2000 and
(ii) a 2.6% increase in sales by patient care centers operating during both quarters ("same store sales").

    Gross Profit

         Gross profit in the quarter ended June 30, 2001 was approximately $65.8 million, an increase of approximately $0.2 million, or 0.3%, from gross profit of approximately $65.6 million for the quarter ended June 30, 2000. The increase was primarily attributable to higher sales offset by higher cost of materials and changes in the product mix. Gross profit as a percentage of net sales decreased to 50.9% in the second quarter of 2001 from 52.1% in the second quarter of 2000.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the quarter ended June 30, 2001 increased $1.3 million, or 3.0%, compared to the quarter ended June 30, 2000. The increase in selling, general and administrative expenses was primarily the result of an increase in the bad debt expense, higher rent, and performance compensation based on accounts receivable collections. Selling, general and administrative expenses as a percentage of net sales increased to 34.2% in the second quarter of 2001 compared to 34.0% for the same period in 2000.

    Restructuring and Asset Impairment Costs

         During the second quarter of 2001, the Company established a restructuring reserve totaling $3.7 million. These amounts will be paid by December 31, 2002 and consist of severance costs, lease and other exit costs. See discussion later in the management discussion and analysis.

    Impairment on Assets Held for Sale

         On August 10, 2001, the Board of Directors authorized the sale of substantially all of the manufacturing related assets of Seattle Orthopedic Group, Inc. (SOGI). After extensive review and analysis, the Company determined that the manufacture of orthotic and prosthetic components and devices was not a core business of Hanger representing only 1% of Hanger's revenue for the six months ended June 30, 2001 and 2% for the year ended December 31, 2000. The Company believes that its assets and management expertise can be more effectively deployed in its core business providing our orthotic and prosthetic patients with clinical excellence and superior customer service. The provision of treatment and service to orthotic and prosthetic patients represented 92.5% of Hanger's revenues for the six months ended June 30, 2001 and 92.1% of revenues for the year ended December 31, 2000.

         The sale of SOGI's manufacturing assets is expected to be completed by August 31, 2001 and such assets as of June 30, 2001 have a net carrying value of $19.37 million. The Company recorded an impairment loss of $8.176 million on the planned disposal of SOGI's manufacturing assets which has been reflected in the Company's statement of operations. Amendment No. 2 to the Amended and Restated Credit Agreement provides the Company with the ability to retain up to $5 million or the proceeds from the sale of SOGI for working capital purposes. These proceeds will only be retained by the Company for a specified period of time. The proceeds will then be applied to the term loans in accordance with the Credit Agreement.

    Income from Operations

         Principally as a result of the above, income from operations in the quarter ended June 30, 2001 was approximately $3.3 million, a decrease of $13.1 million, or 79.7%, below the prior year's comparable quarter. Income from operations as a percentage of net sales decreased to 2.6% in the second quarter of 2001 from 13.1% for the prior year's comparable period.

    Interest Expense, Net

         Net interest expense in the second quarter of 2001 was approximately $11.0 million, an increase of approximately $0.1 million over the approximately $10.9 million incurred in the second quarter of 2000. The increase in interest expense was primarily attributable to a $2.7 million increase in average borrowings during the second quarter of 2001 compared to the second quarter of 2000 and a 50 basis point increase in the LIBOR Adder as a result of the March 16, 2001 Amendment to the Credit Agreement which was partially offset by a reduction in LIBOR. Interest expense as a percentage of net sales decreased to 8.5% from 8.7% for the same period a year ago.

    Income Taxes

         The Company's effective tax rate was (38.0%) in the second quarter of 2001 versus 56.3% in 2000. The Company's calculation of its effective tax rate is based on its projected annual earnings as adjusted for routine non-deductible items. The sale of SOGI represents a discrete event and a separate tax benefit was calculated for this event with an effective rate of 42%. Continuing operations were taxed based upon the Company's effective rate of 100.8% as calculated using projected income amounts for the fiscal year. The decrease in the effective tax rate in the second quarter of 2001 versus 2000 is the result of the decrease in projected annual earnings in relation to nondeductible items, primarily attributable to the July 1, 1999 acquisition of NovaCare O&P. The benefit for income taxes in the second quarter of 2001 was approximately $2.9 million compared to the provision of $3.1 million for the second quarter of 2000.

    Net Income (Loss)

         As a result of the above, the Company recorded a net loss of $4.7 million, or $.31 loss per dilutive common share, in the quarter ended June 30, 2001, compared to a net income of $2.4 million, or $.06 per dilutive common share, in the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

    Net Sales

         Net sales for the six months ended June 30, 2001, were approximately $249.8 million, an increase of approximately $9.0 million, or 3.7%, over net sales of approximately $240.7 million for the six months ended June 30, 2000. Contributing to the increase were (i) the acquisitions completed during 2000 and
(ii) a 3.8% increase in sales by patient care centers operating during both periods ("same store sales").

    Gross Profit

         Gross profit in the six months ended June 30, 2001 was approximately $123.4 million, an increase of approximately $0.1 million, or 0.1%, from gross profit of approximately $123.2 million for the six months ended June 30, 2000. The increase was primarily attributable to higher sales during the period offset by higher cost of materials and changes in the product mix. Gross profit as a percentage of net sales decreased to 49.4% in the first six months of 2001 from 51.2% in the first six months of 2000.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the six months ended June 30, 2001 increased by $6.4 million, or 7.8%, compared to the six months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 35.4% in the second quarter of 2001 compared to 34.1% for same period in 2000. The increase in selling, general and administrative expenses was primarily the result of an increase in the bad debt expense, higher rent, and performance compensation based on accounts receivable collection.

    Restructuring and Asset Impairment Costs

         During the second quarter of 2001, the Company established a restructuring reserve totaling $3.7 million. These amounts will be paid by December 31, 2002 and consist of severance costs, lease and other exit costs. See discussion later in the management discussion and analysis.

    Impairment on Assets Held for Sale

         On August 10, 2001, the Board of Directors authorized the sale of substantially all of the manufacturing related assets of Seattle Orthopedic Group, Inc. (SOGI). After extensive review and analysis, the Company determined that the manufacture of orthotic and prosthetic components and devices was not a core business of Hanger representing only 1% of Hanger's revenue for the six months ended June 30, 2001 and 2% for the year ended December 31, 2000. The Company believes that its assets and management expertise can be more effectively deployed in its core business providing our orthotic and prosthetic patients with clinical excellence and superior customer service. The provision of treatment and service to orthotic and prosthetic patients represented 92.5% of Hanger's revenues for the six months ended June 30, 2001 and 92.1% of revenues for the year ended December 31, 2000.

         The sale of SOGI's manufacturing assets is expected to be completed by August 31, 2001 and such assets as of June 30, 2001 have a net carrying value of $19.37 million. The Company recorded an impairment loss of $8.176 million on the planned disposal of SOGI's manufacturing assets which has been reflected in the Company's statement of operations. Amendment No. 2 to the Amended and Restated Credit Agreement provides the Company with the ability to retain up to $5 million or the proceeds from the sale of SOGI for working capital purposes. These proceeds will only be retained by the Company for a specified period of time. The proceeds will then be applied to the term loans in accordance with the Credit Agreement.

    Income from Operations

         Principally as a result of the above, income from operations in the six months ended June 30, 2001 was approximately $10.5 million, a decrease of $18.2 million, or 63.3%, below the prior year's comparable period. Income from operations as a percentage of net sales decreased to 4.2% during the first six months of 2001 from 11.9% for the prior year's comparable period.

    Interest Expense, Net

         Net interest expense in the six months ended June 30, 2001 was approximately $23.3 million, an increase of approximately $1.2 million over the approximately $22.1 million incurred in the six months ended June 30, 2001. Interest expense as a percentage of net sales increased to 9.3% for the six-month period ended June 30, 2001 compared to 9.2% for the prior year's comparable period. The increase in interest expense was primarily attributable to a $1.1 million increase in average borrowings during the six month period ended June 30, 2001 compared to the same period of the prior year and a 50 basis point increase in the LIBOR Adder as a result of the March 16, 2001 Amendment to the Credit Agreement which was partially offset by a reduction in LIBOR.

    Income Taxes

         The Company's effective tax rate was (63.5%) in the six months ended June 30, 2001 versus 67.6% in 2000. The Company's calculation of its effective tax rate is based on its projected annual earnings as adjusted for routine non-deductible items. The sale of SOGI represents a discrete event and a separate tax benefit was calculated for this event with an effective rate of 42%. Continuing operations were taxed based upon the Company's effective rate of (103%) as calculated using projected income amounts for the fiscal year. The decrease in the effective tax rate in the six months ended June 30, 2001 versus 2000 is the result of the decrease in projected annual earnings in relation to nondeductible items, primarily attributable to the July 1, 1999 acquisition of NovaCare O&P. The benefit for income taxes in the six months ended June 30, 2001 was approximately $8.0 million compared to the provision of $4.4 million for the same period in the prior year.

    Net Income (Loss)

         As a result of the above, the Company recorded net a net loss of $4.6 million, or $.37 loss per dilutive common share, in the six months ended June 30, 2001, compared to a net income of $2.1 million, or $.01 loss per dilutive common share, in the six months ended June 30, 2000.

    Liquidity and Capital Resources

         Cash flow provided by operating activities during the first six months of 2001 approximated $12.7 million, an increase of $19.0 million from the same period during 2000 level of cash flow provided by operating activities of $(6.3) million. The increase resulted from improvements in working capital during the first six months of 2001. Cash earnings, defined as Adjusted EBITDA less interest expense, restructuring and integration costs and current income tax expense, decreased approximately $12.8 million from $20.7 million in 2000 to $7.9 million in 2001.

         The Company's consolidated liquidity position (comprised of cash and cash equivalents and unused credit facilities) approximated $21.4 million at June 30, 2001 compared to approximately

$36.0 million at December 31, 2000. Consolidated working capital at June 30 2001 was approximately $149.9 million compared to the December 31, 2000 level of $133.7 million.

         The Company's total long term debt at June 30, 2001, including a current portion of approximately $32.9 million, was approximately $444.2 million. Such indebtedness included: (i) $150.0 million of 11.25% million Senior Subordinated Notes due 2009; (ii) $88.7 million for the Revolving Credit Facility; (iii) $80.0 million for Tranche A Term Facility; (iv) $98.5 million for Tranche B Term Facility; and (v) a total of $27.0 million of other indebtedness. The Revolving Credit Facility, and the Tranche A and B Term Facilities (the "Credit Facility") were entered into with The Chase Manhattan Bank, Bankers Trust Company, Paribas and certain other banks (the "Banks") in connection with the Company's acquisition of NovaCare O&P, Inc. on July 1, 1999. The Revolving Credit Facility matures on July 1, 2005; the Tranche A Term Facility is payable in quarterly installments of $5.0 million through July 1, 2005; and the Tranche B Term Facility is payable in quarterly installments of $250.0 through December 31, 2004 and in quarterly installments of $15.8 million, thereafter, through January 1, 2007.

         The Credit Facility contains certain affirmative and negative covenants customary in an agreement of this nature. At December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the bank's waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001 was entered into which provides for an increase in the interest rates of the Credit Facility borrowings by 50 basis points. As of June 30 2001, the Company was in compliance with all of its financial covenants.

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

Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances. On June 22, 2001, Amendment No. 2 to the Amended and Restated Credit Agreement was entered into which provides the Company the ability to retain a certain portion of the proceeds from the divestiture of certain assets of the manufacturing division for working capital purposes. These proceeds will only be retained by the Company for a specified period of time. The proceeds will then be applied to the term loans in accordance with the Credit Agreement.

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

Integration, Restructuring, and Asset Impairment Costs

         In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. Two hundred and thirty-four (234) employees were severed, resulting in a charge of approximately $1.0 million (the amount is offset by approximately $381,000 restructuring benefit described below), and in December 2000 the Company retained JA&A to do an assessment of the opportunities available for improved financial and operating performance. JA&A was retained to develop a comprehensive performance improvement program. The plan developed by JA&A and the Company calls for a $30.0 million reduction in operating expenses over a two year period, significant increase in patient revenue and reductions in inventory and accounts receivable levels. The plan calls for the incurrence of one-time, non-recurring costs of nearly $9.0 million during 2001. The performance improvement plan was provided to the secured lenders on February 23, 2001 and calls for formal quarterly status reports to the Hanger Board and lenders. As of December 31, 2000, the Company recorded approximately $693,000 in restructuring liabilities. Those amounts were paid in January of 2001.

         As noted above, the performance improvement plan developed by JA&A and the Company calls for a $30.0 million reduction in operating expenses and significant improvements in working capital and other areas. In connection with the implementation of the JA&A initiatives, the Company developed its performance improvement (restructuring - 2001) plan. The 2001 restructuring plan calls for the closure of 37 facilities and the termination of the employment of approximately 135 additional employees. As of June 30, 2001, 30 employees had been terminated, thirty-two of the facilities have been vacated and management recognized a restructuring benefit from its previous plan of $771. During the second quarter of 2001 management recorded approximately $3,688 in reserves for restructuring costs.

         The above restructuring charges and the related cost savings represent our best estimate, but necessarily make numerous assumptions with respect to industry performance, general business and economic conditions, raw materials and product pricing levels, government legislation, the timing of implementation of the restructuring and related employee reductions and patient-care center closings and other matters, many of which are outside of our control. Our estimate of cost savings is not necessarily indicative of future performance, which may be significantly more or less favorable than as set forth and is subject to the considerations relating to forward-looking statements that are set forth below under the caption "Forward Looking Statements".

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

         The Company believes that the allegations are without merit and plans to vigorously defend the lawsuit.

    New Accounting Standards

         In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company has adopted SFAS 133 as of January 1, 2001. As of June 30, 2001, the Company did not have any derivative instruments within the scope of SFAS 133. As such, the adoption does not have a material effect on the financial position or results of operation of the Company for the period ending June 30, 2001.

         On June 29, 2001, the FASB unanimously approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

         SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain rather than being deferred and amortized). The Company does not expect a material impact from the adoption of SFAS 141 on our consolidated financial statements.

         SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt SFAS 142 effective January 1, 2002 and is currently evaluating the impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to fluctuations in interest rates. The Company addresses this risk by using interest rate swaps from time to time. At June 30, 2001, there were no interest rate swaps outstanding.

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a)      Exhibits.  The following exhibits are filed herewith:  None

         (b)      Forms 8-K.                None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANGER ORTHOPEDIC GROUP, INC.



Date:    August 10, 2001            IVAN R. SABEL
                                    --------------------------------------------
                                    Ivan R. Sabel
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:    August 10, 2001            DENNIS T. CURRIER
                                    --------------------------------------------
                                    Dennis T. Currier
                                    Chief Financial Officer
                                    (Principal Financial Officer)