Form 10-Q
period 2001-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2001-11-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 2001
                                        ----------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        -------------------  -------------------

                         Commission file number 1-10670

                          HANGER ORTHOPEDIC GROUP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        84-0904275
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

            Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
  ----------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

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
Yes      X                 No
   ---------------           ---------------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2001: 18,910,002 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                       Page No.
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - September 30, 2001
         (unaudited) and December 31, 2000                                 1-2

Consolidated Statements of Operations for the three
         months ended September 30, 2001 and 2000 (unaudited)                3

Consolidated Statements of Operations for the nine
         months ended September 30, 2001 and 2000 (unaudited)                4

Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000 (unaudited)                5

Notes to Consolidated Financial Statements  (unaudited)                   6-15

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16-22

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      23

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                  25

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                                                September 30, 2001  December 31, 2000
                                                                ------------------  -------------------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $  3,459          $ 20,669
     Accounts receivable, less allowances for doubtful accounts
        of $20,748 and $23,005 in 2001 and 2000, respectively          110,768           111,210
     Inventories                                                        49,395            61,223
     Prepaid expenses and other assets                                   2,766             4,262
     Income taxes receivable                                             6,614             6,325
     Net assets held for sale                                           17,930              --
     Deferred income taxes                                              21,243            20,038
                                                                      --------          --------
        Total current assets                                           212,175           223,727
                                                                      --------          --------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                4,177             4,177
     Buildings                                                           8,670             8,876
     Machinery and equipment                                            27,619            31,393
     Furniture and fixtures                                              9,916             9,968
     Leasehold improvements                                             17,564            16,925
                                                                      --------          --------
                                                                        67,946            71,339
     Less accumulated depreciation and amortization                     29,418            24,345
                                                                      --------          --------
                                                                        38,528            46,994
                                                                      --------          --------

INTANGIBLE ASSETS
     Excess of cost over net assets acquired                           474,800           490,724
     Non-compete agreements                                              1,059             1,426
     Patents                                                             8,100             9,924
     Assembled work force                                                7,000             7,000
     Other intangible assets                                             1,125             1,165
                                                                      --------          --------
                                                                       492,084           510,239
     Less accumulated amortization                                      44,523            36,533
                                                                      --------          --------
                                                                       447,561           473,706
                                                                      --------          --------
OTHER ASSETS
     Debt issuance costs, net                                           16,977            15,917
     Other Assets                                                        1,065             1,474
                                                                      --------          --------
       Total other assets                                               18,042            17,391
                                                                      --------          --------

TOTAL ASSETS                                                          $716,306          $761,818
                                                                      ========          ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                   HANGER ORTHOPEDIC GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except share and per share amounts)
                                                                  September 30, 2001  December 31, 2000
                                                                  ------------------  -----------------
                                                                     (Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
      & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                  $  32,300        $  37,595
     Accounts payable                                                      10,919           17,809
     Accrued expenses                                                       5,623            9,380
     Accrued interest payable                                               6,850            7,559
     Accrued wages and payroll taxes                                       21,381           17,385
     Deferred revenue                                                         145              309
                                                                        ---------        ---------
        Total current liabilities                                          77,218           90,037
                                                                        ---------        ---------

Long-term debt, less current portion                                      391,689          422,838
Deferred income taxes                                                      27,422           26,026
Other liabilities                                                           4,341            2,656
                                                                        ---------        ---------
Total Liabilities                                                         500,670          541,557
                                                                        ---------        ---------
7% Redeemable Convertible Preferred stock,
     liquidation preference $1,000 per share                               69,494           65,881
                                                                        ---------        ---------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 60,000,000 shares authorized,
        18,910,002 shares issued and outstanding in 2001 and 2000             190              190
     Additional paid-in capital                                           146,498          146,498
     Retained earnings                                                        110            8,348
                                                                        ---------        ---------
                                                                          146,798          155,036

     Treasury stock, cost -- (133,495 shares)                                (656)            (656)
                                                                        ---------        ---------
                                                                          146,142          154,380
                                                                        ---------        ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    & SHAREHOLDERS' EQUITY                                              $ 716,306        $ 761,818
                                                                        =========        =========

         The accompanying notes are an integral part of the consolidated financial statements.

                               HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED September 30, 2001 and 2000
                (Dollars in thousands, except share and per share amounts)
                                        (unaudited)
                                                                  2001                2000
                                                              ------------        ------------

Net sales                                                     $    129,605        $    125,252

Cost of products and services sold                                  61,606              60,822
                                                              ------------        ------------
Gross profit                                                        67,999              64,430

Selling, general and administrative                                 47,524              41,748
Depreciation and amortization                                        3,310               2,914
Amortization of excess cost over net assets acquired                 3,087               3,037
Integration costs                                                     --                   305
Adjustment to impairment loss on assets held for sale                 (147)               --
                                                              ------------        ------------
Income from operations                                              14,225              16,426

Other (expense) income:
  Interest expense, net                                            (10,768)            (12,170)
  Other, net                                                           205                (108)
                                                              ------------        ------------
Income before income taxes                                           3,662               4,148

Provision for income taxes                                           3,679               2,552
                                                              ------------        ------------

Net income (loss)                                             $        (17)       $      1,596
                                                              ============        ============

Net income (loss) applicable to common stock                  $     (1,242)       $        339
                                                              ============        ============

Basic Per Common Share Data
Net income (loss) applicable to common stock                  $      (0.07)       $       0.02
                                                              ============        ============

Shares used to compute basic per common share amounts           18,910,002          18,910,002
                                                              ============        ============

Diluted for Common Share Data
Net Income applicable to common stock*                        $      (0.07)       $       0.02
                                                              ============        ============

Shares used to compute diluted per common share amounts         18,910,002          18,997,841
                                                              ============        ============

* Excludes the effect of the conversion of the 7% Redeemable Preferred Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss applicable to the Company's common shareholders for the three and nine months ended September 30, 2001.


         The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED September 30, 2001 and 2000
           (Dollars in thousands, except share and per share amounts)
                                   (unaudited)
                                                                  2001               2000
                                                              ------------        ------------

Net sales                                                     $    379,365        $    365,992

Cost of products and services sold                                 188,014             178,316
                                                              ------------        ------------
Gross profit                                                       191,351             187,676

Selling, general and administrative                                135,966             123,756
Depreciation and amortization                                        9,702               8,570
Amortization of excess cost over net assets acquired                 9,206               8,825
Restructuring and asset impairment costs                             3,688                --
Integration costs                                                     --                 1,393
Impairment loss on assets held for sale                              8,029                --
                                                              ------------        ------------
Income from operations                                              24,760              45,132

Other (expense) income:
  Interest expense, net                                            (34,059)            (34,278)
  Other, net                                                           346                (142)
                                                              ------------        ------------
Income (loss) before income taxes                                   (8,953)             10,712

Provision (benefit) for income taxes                                (4,328)              6,990
                                                              ------------        ------------

Net income (loss)                                             $     (4,625)       $      3,722
                                                              ============        ============

Net income (loss) applicable to common stock                  $     (8,238)       $        161
                                                              ============        ============

Basic Per Common Share Data
Net income (loss) applicable to common stock                  $      (0.44)       $       0.01
                                                              ============        ============

Shares used to compute basic per common share amounts           18,910,002          18,910,002
                                                              ============        ============

Diluted per Common Share Data
Net income applicable to common stock *                       $      (0.44)       $       0.01
                                                              ============        ============

Shares used to compute basic per common share amounts           18,910,002          19,065,191
                                                              ============        ============

* Excludes the effect of the conversion of the 7% Redeemable Preferred Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss applicable to the Company's common shareholders for the three and nine months ended September 30, 2001.


         The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED September 30, 2001 and 2000
                             (Dollars in thousands)
                                   (unaudited)
                                                                     2001            2000
                                                                   --------        --------
Cash flows from operating activities:
     Net income (loss)                                             $ (4,625)       $  3,722
                                                                   --------        --------

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
        Impairment loss on assets held for sale                       8,029            --
        Provision for bad debts                                      16,143          12,986
        Deferred income taxes                                           191            --
        Depreciation and amortization                                 9,702           8,570
        Amortization of excess cost over net assets acquired          9,206           8,825
        Amortization of debt issuance costs                           1,931           1,474
        Restructuring costs                                           3,688            --
        Changes in assets and liabilities, net of
         effects from acquired companies:
          Accounts receivable                                       (16,785)        (28,899)
          Inventories                                                 8,733          (9,774)
          Prepaid and other assets                                    1,188             232
          Other assets                                                  374             545
          Accounts payable                                           (6,773)            115
          Accrued expenses                                           (8,404)          7,789
          Accrued wages & payroll taxes                               4,383          (3,070)
          Other liabilities                                           1,685          (1,612)
                                                                   --------        --------
            Total adjustments                                        33,291          (2,819)
                                                                   --------        --------
Net cash provided by operating activities                            28,666             903
                                                                   --------        --------

Cash flows from investing activities:
     Purchase of fixed assets                                        (4,268)         (7,965)
     Acquisitions/earn-outs, net of cash acquired                    (4,732)         (6,773)
     Cash received pursuant to purchase price adjustment               --            22,850
     Other intangibles                                                 --               (27)
                                                                   --------        --------

Net cash provided by (used in) investing activities                  (9,000)          8,085
                                                                   --------        --------

Cash flows from financing activities:
     Borrowings (repayments) under revolving credit facility         (6,900)         10,300
     Repayment of term loans                                        (18,500)         (5,500)
     Repayment of long-term debt                                    (10,416)        (10,536)
     Increase in financing costs                                     (1,060)         (1,159)
                                                                   --------        --------
Net cash used by financing activities                               (36,876)         (6,895)
                                                                   --------        --------

Net change in cash and cash equivalents for the period              (17,210)          2,093
Cash and cash equivalents at beginning of period                     20,669           5,735
                                                                   --------        --------
Cash and cash equivalents at end of period                         $  3,459        $  7,828
                                                                   ========        ========

Supplemental disclosure of cash flow information:
 Cash paid during the period
     for:
        Interest                                                   $ 34,086        $ 26,167
                                                                   ========        ========
        Taxes                                                      $    976        $  2,237
                                                                   ========        ========

Non-cash financing and investing activities:
     Issuance of notes in connection with acquisitions             $   --          $  2,174
                                                                   ========        ========
     Dividends declared on preferred stock                         $  3,558        $  3,506
                                                                   ========        ========
     Accretion of preferred stock                                  $     55        $     55
                                                                   ========        ========


         The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars In Thousands, Except Shares and Per Share Amounts)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation of the financial statements have been included. Certain reclassifications of prior year's data have been made to improve comparability.

Significant Accounting Principles

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

         These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission.

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

NOTE B - SEGMENT AND RELATED INFORMATION

       The Company evaluates segment performance and allocates resources based on the segments' EBITDA. "EBITDA" is defined as income from operations before interest, taxes, depreciation and amortization. EBITDA is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. EBITDA is presented for each reported segment before reclassifications between EBITDA and other income (expense) made for external reporting purposes. "Other" EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

       In anticipation of the sale of the manufacturing segment, the Company moved the reporting of the Sea-Fab business to the patient care segment. The 2000 data has been restated to be consistent with 2001 reporting in that the Sea-Fab activity was moved from manufacturing to patient care.

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                              Practice
                                             Management                                       Other
                                            And Patient                                        and
                                            Care Centers   Manufacturing   Distribution    Eliminations       Total
Three Months
Ended September 30, 2001
Net Sales
    Customers                                $ 120,893       $   1,535       $   7,177       $    --         $ 129,605
                                             =========       =========       =========       =========       =========
    Intersegments                            $    --         $   1,323       $  13,598       $ (14,921)      $    --
                                             =========       =========       =========       =========       =========
EBITDA                                       $  25,515       $    (466)      $   1,266       $  (5,840)      $  20,475
Restructuring costs and
    integration expense                           --              --              --              --              --
Depreciation and
    amortization                                (5,315)           (438)           (116)           (528)         (6,397)
Interest expense, net                          (12,590)            (16)           --             1,838         (10,768)
Other income                                       132              46            --                27             205
Impairment loss on assets held for sale           --               147            --              --               147
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes                   $   7,742       $    (727)      $   1,150       $  (4,503)      $   3,662
                                             =========       =========       =========       =========       =========

Three Months
Ended September 30, 2000 *
Net Sales
    Customers                                $ 115,936       $   1,942       $   7,374       $    --         $ 125,252
                                             =========       =========       =========       =========       =========
    Intersegments                            $   2,384       $   1,691       $  12,756       $ (16,831)      $    --
                                             =========       =========       =========       =========       =========
EBITDA                                       $  25,723       $     309       $   1,929       $  (5,279)      $  22,682
Restructuring costs and
    integration expense                           (147)           --              --              (158)           (305)
Depreciation and
    amortization                                (5,172)           (400)            (91)           (288)         (5,951)
Interest expense, net                          (12,733)             (4)           --               567         (12,170)
Other (income)                                    (109)              4            --                (3)           (108)
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes                   $   7,562       $     (91)      $   1,838       $  (5,161)      $   4,148
                                             =========       =========       =========       =========       =========

Nine Months
Ended September 30, 2001
Net Sales
    Customers                                $ 351,927       $   4,749       $  22,689       $    --         $ 379,365
                                             =========       =========       =========       =========       =========
    Intersegments                            $    --         $   3,562       $  40,318       $ (43,880)      $    --
                                             =========       =========       =========       =========       =========
EBITDA                                       $  70,702       $    (304)      $   4,538       $ (19,551)      $  55,385
Restructuring costs and
    Integration expense                         (3,604)            (84)           --              --            (3,688)
Depreciation and
    amortization                               (15,938)         (1,292)           (335)         (1,343)        (18,908)
Interest expense, net                          (37,931)           (270)           --             4,142         (34,059)
Other income (expense)                             127             108               3             108             346
Impairment loss on assets held for sale           --            (8,029)           --              --            (8,029)
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes                   $  13,356       $  (9,871)      $   4,206       $ (16,644)      $  (8,953)
                                             =========       =========       =========       =========       =========

Nine Months
Ended September 30, 2000 *
Net Sales
    Customers                                $ 337,395       $   6,932       $  21,665       $    --         $ 365,992
                                             =========       =========       =========       =========       =========
    Intersegments                            $   7,201       $   4,498       $  39,279       $ (50,978)      $    --
                                             =========       =========       =========       =========       =========
EBITDA                                       $  73,686       $     757       $   5,646       $ (16,169)      $  63,920
Restructuring costs and
    integration expense                           (895)           --                (6)           (492)         (1,393)
Depreciation and
    amortization                               (15,286)         (1,104)           (243)           (762)        (17,395)
Interest expense, net                          (37,779)            (11)           --             3,512         (34,278)
Other (income) expense                            (163)             25              (1)             (3)           (142)
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes                   $  19,563       $    (333)      $   5,396       $ (13,914)      $  10,712
                                             =========       =========       =========       =========       =========

*  Included the transfer of Sea-Fab in 2000 from the manufacturing to the patient care segments to be consistent with
2001 reporting.

NOTE C -- INVENTORY

         Inventories at September 30, 2001 and December 31, 2000 were comprised of the following:

                                   September 30, 2001         December 31, 2000
                                   ------------------         -----------------
                                      (unaudited)

         Raw materials                    $20,861                   $29,482
         Work-in-process                   19,829                    19,885
         Finished goods                     8,705                    11,856
                                        ---------                  --------
                                          $49,395                   $61,223
                                        =========                  ========

NOTE D - ACQUISITIONS

         During the first nine months of 2000, the Company acquired four orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $3,000, comprised of $1,600 in cash and $1,400 in promissory notes.

         The Company has not acquired any companies during 2001.

         Additionally, the Company paid, during the nine-month period ending September 30, 2001, approximately $4,732 related to orthotic and prosthetic companies acquired in years prior to 2001. The payments were primarily made pursuant to earnout provisions contained in the respective acquisition agreements. The Company has accounted for these amounts as additional purchase price resulting in an increase to excess of cost over net assets acquired in the amount of $4,732. Additional amounts aggregating approximately $6,500 may be paid in connection with earnout provisions contained in previous acquisition agreements.

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

         Upon their retention, JA&A began the development of a comprehensive performance improvement program which consists of fourteen performance improvement initiatives aimed at improving cash collections, reducing working capital requirements and improving operating performance. In connection with the implementation of the JA&A initiatives, the Company recorded in the second quarter of 2001 approximately $3,688 in restructuring and asset impairment costs ($4,459 expense offset by the above mentioned $771 benefit). The plan calls for the closure of 37 facilities and the termination of approximately 135 additional employees. As of September 30, 2001, 35 of the facilities had been vacated and 86 of the employees had been terminated. Actions under this plan are expected to be completed by December 31, 2001. Payments under the plan for lease and severance costs are expected to be paid by December 31, 2003.

         Components of the restructuring reserves, spending during the year, and the remaining reserve balance are as follows:

                                                                         Lease
                                                      Employee        Termination           Total
                                                      Severance        and Other        Restructuring
                                                        Costs          Exit Costs          Reserve
                                                     ------------     -------------     -------------

Balance at December 31, 2000                            $   693          $ 1,407           $ 2,100

Spending                                                   (693)            (211)             (904)
Amendment to plan                                          --               (771)             (771)
                                                        -------          -------           -------
Balance of 1999 and 2000 restructuring reserves
    at September 30, 2001                               $  --            $   425           $   425

Second quarter 2001 restructuring charge                  1,208            3,251*            4,459
Spending                                                   (627)          (1,146)           (1,773)
                                                        -------          -------           -------
Balance of 2001 restructuring reserve at
    September 30, 2001                                  $   581          $ 2,105           $ 2,686

                                                        -------          -------           -------
Total restructuring reserve balance at
    September 30, 2001                                  $   581          $ 2,530           $ 3,111
                                                        =======          =======           =======

         * Includes $484 of asset impairment for impaired leasehold improvements at branches to be vacated.

NOTE F - AGREEMENT WITH JAY ALIX & ASSOCIATES

         On December 11, 2000, the Company retained the services of JA&A to assist in identifying areas for cash generation and profit improvement. Subsequent to the completion of this diagnostic phase, the Company modified and extended the retention agreement on January 23, 2001 to include the implementation of certain restructuring activities. Among the targeted plans are spending reductions, improving the utilization and effectiveness of support services, including claims processing, the refinement of materials purchasing and inventory management and the consolidation of distribution services. In addition, the Company will seek to enhance revenues and cash collections through improved marketing efforts and more efficient billing procedures.

         The terms of this engagement provide for payment of JA&A's normal hourly fees plus a success fee if certain defined benefits are achieved. Management has elected to pay one-half of any earned success fee in cash, with the remaining one-half of the success fee paid through a grant of options to purchase the Company's common stock. All the options will be granted with an exercise price of $1.40 per share, which was the average closing price of the Company's common stock for all trading days during the period from December 23, 2000 through January 23, 2001. The number of options will be determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The options are to be granted within 30 days of each invoice, shall be exercisable beginning with the sixth month following each award and shall expire five years from the termination of JA&A's engagement. The number of options that will be granted cannot be determined at this time. As of September 30, 2001, none of the initiatives for which defined benefits may be measured and a success fee earned have been completed and therefore no options have been granted or cash payments accrued.

NOTE G- NET INCOME PER COMMON SHARE

         The following sets forth the calculation of the basic and diluted income per common share amounts for the three month periods ended September 30, 2001 and 2000 and the nine month periods ended September 30, 2001 and 2000.

                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                 --------------------------------        --------------------------------
                                                      2001               2000                2001                2000
                                                      ----               ----                ----                ----
Net income (loss)                                $        (17)       $      1,596        $     (4,625)       $      3,722
Less preferred stock accretion and
    dividends declared                                 (1,225)             (1,257)             (3,613)             (3,561)
                                                 ------------        ------------        ------------        ------------
Income (loss) applicable to
    common stockholders used to
    compute basic per common share amounts             (1,242)                339              (8,238)                161

Add back interest expense on convertible
    note payable, net of tax                                0                  15                   0                  50
                                                 ------------        ------------        ------------        ------------
Income (loss) applicable to
    common stockholders plus
    assumed conversions used to compute          $     (1,242)       $        354        $     (8,238)       $        211
                                                 ============        ============        ============        ============
    diluted per common share amounts
Average shares of common stock
  outstanding used to compute basic per
  common share amounts                             18,910,002          18,910,002          18,910,002          18,910,002
Effect of convertible note payable                       --                69,430                --                69,430
Effect of dilutive options                               --                18,405                --                55,927
Effect of dilutive warrants                              --                     4                --                59,832
                                                 ------------        ------------        ------------        ------------

Shares used to compute dilutive per
  common share amounts (1)                         18,910,002          18,997,841          18,910,002          19,095,191
                                                 ============        ============        ============        ============

Basic income (loss) per common share             $       (.07)       $        .02        $       (.44)       $        .01
Diluted income per common share                  $       (.07)       $        .02        $       (.44)       $        .01

(1)      Excludes the effect of the conversion of the 7% Redeemable Preferred
         Stock into common stock as it is anti-dilutive. All other outstanding options and warrants are anti-dilutive due to the net loss available to the Company's common shareholders for the three and nine months ended
         September 30, 2001.


NOTE H - LONG TERM DEBT

         The Company's total long term debt at September 30, 2001 including a current portion of $32,300, was $423,989. Such indebtedness included: (i) $150,000 of senior subordinated notes;

(ii) $77,800 for the revolver; (iii) $75,000 for Tranche A; (iv) $98,250 for Tranche B; and (v) a total of $22,939 of other indebtedness.

         At December 31, 2000, the Company was not in compliance with certain of the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the banks' waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001, was entered into which provides for an increase in the Tranche A Term Facility and the Revolving Credit Facility annual interest rate to adjusted London Interbank Offering Rate ("LIBOR") plus 3.50% or Alternate Borrowing Rate ("ABR") plus 2.50%, and an increase in the Tranche B Term Facility annual interest rate to adjusted LIBOR plus 4.50% or ABR plus 3.50%. Certain of the financial covenants were eased with respect to 2001 and 2002 under the terms of the amendment to the Credit Agreement. As of September 30, 2001, the Company was in compliance with all of its financial covenants.

         Matters critical to the Company's compliance with the Credit Agreement covenants, and ultimately its immediate term liquidity (to the extent alternative sources of liquidity are not readily available), include improving operating results through revenue growth and cost control, and reducing the Company's investment in working capital. The Company's ability to continue to comply with the Credit Agreement covenants is dependent on certain factors, including (a) the ability of the Company to affect the restructuring initiatives referred to above, and (b) the Company's ability to continue to attract and retain experienced management and O&P practitioners. Unexpected increases in LIBOR could also adversely impact the Company's ability to comply with the Credit Agreement covenants.

         The Credit Agreement with the banks is collateralized by substantially all the assets of the Company, restricts payments of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

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

         SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain rather than being deferred and amortized. The Company does not expect a material impact from the adoption of SFAS 141 on its consolidated financial statements.

         SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt SFAS 142 effective January 1, 2002 and is currently evaluating the impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the accrual of asset retirement obligations by increasing the initial carrying amount of the related long-lived asset, and systematically expensing such costs over the asset's useful life. The standard is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

Be Disposed Of," and expands the scope of discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 143 or 144 to have a material effect on its financial statements.

NOTE K - SUBSEQUENT EVENTS

          On October 9, 2001, the Company completed the sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc., ("SOGI") to United States Manufacturing Company ("USMC"). The purchase price was $20 million. The Company also entered into a five-year supply agreement with USMC.

          The Company incurred an impairment loss of $8,029 on the disposal of SOGI's manufacturing assets which has been reflected in the Company's statement of operations.

         For the nine months ended September 30, 2001, the results of operations of SOGI's manufacturing activities, including intercompany transactions during that same period were:

                                  (In thousands)

                        Sales                       $8,311
                        Cost of Sales                5,654
                        Gross Profit                 2,657
                        SG&A                         2,961
                        Restructuring                   84
                        Operating Loss                (388)


                       Reconciliation of SOGI Transaction

                 Accounts Receivable                        $  1,079
                 Inventory                                     3,094
                 Net Fixed Assets                              4,626
                 Net Intangibles                              18,603
                 Other                                            60
                 Liabilities Assumed                          (1,503)
                                                           ---------
                 Net Book Value                               25,959

                 Estimated Proceeds for Net Assets
                      Held for sale                           17,930
                                                           ---------
                 Impairment loss on assets
                     held for sale                          $ (8,029)
                                                            ========

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Results of Operations

         The following table sets forth for the periods indicated certain items of the Company's Statements of Operations and their percentage of the Company's net sales:

                                                 Three Months         Nine Months
                                             Ended September 30,   Ended September 30,

                                               2001       2000      2001       2000
                                               ----       ----      ----       ----
Net sales                                     100.0%     100.0%    100.0%     100.0%
Cost of products and services sold             47.5       48.6      49.6       48.7
Gross profit                                   52.5       51.4      50.4       51.3
Selling, general & administrative
    expenses                                   36.7       33.3      35.8       33.8
Depreciation and amortization                   2.6        2.3       2.6        2.3
Amortization of excess cost over net
    assets acquired                             2.4        2.4       2.4        2.4
Restructuring and asset impairment costs         --         --       1.0         --
Integration costs                                --        0.3        --        0.4
Impairment loss on assets held for sale        (0.1)        --       2.1         --
Income from operations                         11.0       13.1       6.5       12.3
Interest expense                                8.3        9.7       9.0        9.4
Provision for income taxes                      2.8        2.0      (1.1)       1.9
Net income (loss)                               0.0        1.3      (1.2)       1.0

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

    Net Sales

         Net sales for the quarter ended September 30, 2001, were approximately $129.6 million, an increase of approximately $4.4 million, or 3.5%, over net sales of approximately $125.3 million for the quarter ended September 30, 2000. The increase was attributable to strong organic growth from our patient care division slightly offset by a reduction in external sales of the manufacturing division.

    Gross Profit

         Gross profit in the quarter ended September 30, 2001 was approximately $68.0 million, an increase of approximately $3.6 million, or 5.5%, over gross profit of approximately $64.4 million for the quarter ended September 30, 2000. Gross profit as a percentage of net sales increased to 52.5% in the third quarter of 2001 from 51.4% in the third quarter of 2000. The increase in gross profit as a percentage of sales was the result of lower labor expenses in the cost of products and services sold.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the quarter ended September 30, 2001 increased by approximately $5.8 million, or 13.8%, compared to the quarter ended September 30, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 36.7% in the third quarter of 2001 compared to 33.3% for same period in 2000. The increase in selling, general and administrative expenses was primarily the result of (i) an increase of approximately $5.0 million in bonus costs caused by above-average collections and (ii) the expenditure of approximately $1.5 million in non-recurring expenses associated with the Jay Alix initiatives.

    Income from Operations

         Principally as a result of the above, income from operations in the quarter ended September 30, 2001 was approximately $14.2 million, a decrease of $2.2 million, or 13.4%, from the prior year's comparable quarter. Income from operations, as a percentage of net sales, decreased to 11.0% in the third quarter of 2001 from 13.1% in the prior year's comparable quarter.

    Interest Expense

         Net interest expense in the third quarter of 2001 was approximately $10.8 million, a decrease of approximately $1.4 million from the approximately $12.2 million incurred in the third quarter of 2000. Interest expense as a percentage of net sales in the third quarter of 2001 decreased to 8.3% from 9.7% for the same period a year ago. The decrease in interest expense was primarily attributable to a $14.3 million decrease in average borrowings and a 348 basis point reduction in LIBOR during the quarter ended September 30, 2001 compared to the same period of the prior year which was partially offset by the rate increase associated with the restructured covenants as discussed in Note H.

    Income Taxes

         The Company's effective tax rate was over 100% in the third quarter of 2001 versus 61.5% in the third quarter of 2000. The increase in the effective tax rate in 2001 was principally a result of the effect of non-deductible goodwill amortization, and low levels of pre-tax income. The provision for income taxes in the third quarter of 2001 was approximately $3.7 million compared to approximately $2.6 million for the third quarter of 2000.

    Net Income (Loss)

         As a result of the above, the Company recorded a net (loss) of $(17,000) in the quarter ended September 30, 2001, compared to net income of $1.6 million, or $.02 per dilutive common share, in the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

    Net Sales

         Net sales for the nine months ended September 30, 2001 were approximately $379.4 million, an increase of approximately $13.4 million, or 3.7%, over net sales of approximately $366.0 million for the nine months ended September 30, 2000. The increase was attributable to strong organic growth from our patient care division slightly offset by a reduction in external sales of the manufacturing division.

     Gross Profit

         Gross profit for the nine months ended September 30, 2001 was approximately $191.4 million, an increase of approximately $3.8 million, or 2.0%, over gross profit of approximately $187.7 million for the nine months ended September 30, 2000. The increase in gross profit was principally the result of the sales increase. Gross profit as a percentage of net sales was 50.4% in the first nine months of 2001 compared to 51.3% in the first nine months of 2000. Gross profit, as a percentage of sales, declined 90 basis points due to higher material costs.

    Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the nine months ended September 30, 2001 increased by approximately $12.2 million, or 9.9%, compared to the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 35.8% in the nine months ended September 30, 2001, from 33.8% for the same period in 2000. The increase in selling, general and administrative expenses, both in dollar amount and as a percent of net sales, was primarily the result of (i) an increase of approximately $1.0 million in labor costs, (ii) an increase in legal and professional fees of approximately $3.0 million, (iii) an increase of approximately $3.2 million in bad debt expense, and (iv) approximately $4.5 million in non-recurring expenses associated with the Jay Alix initiatives.

    Restructuring and Asset Impairment Costs

         During the second quarter of 2001, the Company established a restructuring reserve totaling $3.7 million. These amounts consist of severance costs, lease and other exit costs. See also the discussion in Note E.

    Integration Costs

         The Company recognized approximately $1.4 million of one-time integration costs during the nine months ended September 30, 2000 in connection with the Company's acquisition on July 1, 1999 of NovaCare O&P. The approximately $1.4 million of integration costs recognized during the nine months ended September 30, 2000, included (i) the $.3 million of computer conversion, consulting and related costs recognized during the quarter ended September 30, 2000, and (ii) approximately $1.1 million of costs of changing patient care center names, payroll and related benefit conversion, stay-bonuses and related benefits for transitional employees and certain other costs relating to the acquisition recognized during the nine months ended September 30, 2000.

    Impairment on Assets Held for Sale

         The Company recorded an impairment loss on assets held for sale of approximately $8.0 million in the second quarter of 2001. On August 10, 2001, the Board of Directors authorized the sale of substantially all of the manufacturing related assets of Seattle Orthopedic Group, Inc. (SOGI). After extensive review and analysis, the Company determined that the manufacture of orthotic and prosthetic components and devices was not a core business of Hanger as it represented only 1% of Hanger's revenue for the six months ended June 30, 2001 and 2% for the year ended December 31, 2000. The Company determined that its assets and management expertise can be more effectively deployed in its core business providing our orthotic and prosthetic patients with clinical excellence and superior customer service. The treatment and service to orthotic and prosthetic patients represented 92.5% of Hanger's revenues for the six months ended June 30, 2001 and 92.1% of revenues for the year ended December 31, 2000.

         The sale of SOGI's manufacturing assets was completed on October 9, 2001, and SOGI assets as of September 30, 2001 have a net carrying value of $17.9 million. The Company recorded an impairment loss of $8.0 million on the planned disposal of SOGI's manufacturing assets for the nine months ended September 30, 2001, which has been reflected in the Company's statement of operations.

    Income from Operations

         Principally as a result of the above, income from operations for the nine months ended September 30, 2001 was approximately $24.8 million, a decrease of approximately $20.4 million, or 45.1%, from the prior year's comparable period. Income from operations as a percentage of net sales decreased to 6.5% in the nine months ended September 30, 2001 from 12.3% in the nine months ended September 30, 2000.

    Interest Expense

         Net interest expense for the first nine months of 2001 was approximately $34.1 million, a decrease of approximately $0.2 million from approximately $34.3 million incurred in the first nine months of 2000. Interest expense as a percentage of net sales decreased to 9.0% in the nine months ended September 30, 2001 from 9.4% for the same period one year ago. The decrease in interest expense as a percentage of net sales is primarily attributable to several factors including a $6.6 million decrease in average borrowings and a 236 basis point reduction in LIBOR which was partially offset by the rate increase associated with the restructured covenants as discussed in Note H.

    Income Taxes

         The Company's effective tax rate was a benefit of (48.3%) in the first nine months of 2001 versus 65.3% in the comparable period of 2000. The decrease in the effective tax rate in 2001 is principally a result of the pre-tax loss. The benefit for income taxes for the nine months ended September 30, 2001 was approximately $4.3 million compared to a provision of approximately $7.0 million for the nine months ended September 30, 2000.

    Net Income

         As a result of the above, the Company recorded a net loss of approximately $4.6 million, or $.44 per dilutive common share, in the first nine months of 2001, compared to net income of approximately $3.7 million, or $.01 per dilutive common share, in the first nine months of 2000.

Liquidity and Capital Resources

         Cash flow provided by operating activities for the nine month period ended September 30, 2001 was $28.7 million, an increase of $27.8 million compared to same period last year. The increase resulted from significant improvements in working capital during the first nine months of 2001.

         The Company's consolidated liquidity position (comprised of cash and cash equivalents and unused credit facilities) approximated $25.7 million at September 30, 2001 compared to approximately $36.0 million at December 31, 2000. Consolidated working capital at September 30, 2001 was approximately $135.0 million compared to the December 31, 2000 level of $133.7 million.

         The Company's total long term debt at September 30, 2001, including a current portion of approximately $32.3 million, was approximately $424.0 million. Such indebtedness included: (i) $150.0 million of 11.25% Senior Subordinated Notes due 2009; (ii) $77.8 million for the Revolving Credit Facility; (iii) $75.0 million for the Tranche A Term Facility; (iv) $98.3 million for the Tranche B Term Facility; and (v) a total of $22.9 million of other indebtedness. The Revolving Credit Facility, and the Tranche A and B Term Facilities (the "Credit Facility") were entered into with The Chase Manhattan Bank, Bankers Trust Company, Paribas and certain other banks (the "Banks") in connection with the Company's acquisition of NovaCare O&P, Inc. on July 1, 1999. The Revolving Credit Facility matures on July 1, 2005; the Tranche A Term Facility is payable in quarterly installments of $5.0 million through July 1, 2005; and the Tranche B Term Facility is payable in quarterly installments of $250.0 through December 31, 2004 and in quarterly installments of $15.8 million thereafter, through January 1, 2007.

         The Company used $14.9 million of the proceeds from its sale of Seattle Orthopedic Group, Inc. assets on October 9, 2001 to reduce its long-term debt under the Credit Facility. The Credit Facility contains certain affirmative and negative covenants customary in an agreement of this nature. At December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement for interest coverage and leverage coverage. In consideration for the banks' waiver of the Company's non-compliance with these covenants, an amendment to the amended and restated Credit Agreement dated as of March 16, 2001 was entered into which provides for an increase in the interest rates of the Credit Facility borrowings by 50 basis points. As of September 30 2001, the Company was in compliance with all of its financial covenants.

         Matters critical to the Company's compliance with the Credit Agreement's covenants, and ultimately its immediate term liquidity (to the extent alternative sources of liquidity are not readily available), include improving operating results, through revenue growth and cost control, and reducing the Company's investment in working capital. As previously discussed, the Company has retained the services of Jay Alix & Associates to assist in identifying programs aimed at achieving these objectives. The Company's ability to continue to comply with the Credit Agreement is dependent on certain factors, including (a) the ability of the Company to affect the restructuring initiatives referred to above, and (b) the Company's ability to continue to attract and retain experienced management and O&P practitioners. Unexpected increases in the LIBOR rate could also adversely impact the Company's ability to comply with the Credit Agreement's covenants. Management believes that the Company will continue to comply with the terms of the Credit Facility and that the Company's consolidated liquidity position is adequate to meet its short term and long term obligations.

         The Credit Facility is collateralized by substantially all of the Company's assets, restricts the payment of dividends and restricts the Company from pursuing acquisition opportunities for the calendar year 2001. All or any portion of outstanding loans under the Credit Agreement may be repaid at any time and commitments may be terminated in whole or in part at the Company's option without premium or penalty, except that LIBOR-based loans may only be repaid at the end of the applicable interest period. Mandatory prepayments will be required in the event of certain sales of assets, debt or equity financings and under certain other circumstances.

         The $60.0 million of outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of the Company's non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control, the Company must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, and will not require principal payments prior to maturity on July 1, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to fluctuations in interest rates. The Company addresses this risk by using interest rate swaps from time to time. At September 30, 2001, there were no interest rate swaps outstanding.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  None

         (b) Forms 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HANGER ORTHOPEDIC GROUP, INC.



Date:    November 13, 2001             /s/ IVAN R. SABEL
                                       -----------------------------------------
                                           Ivan R. Sabel
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:    November 13, 2001             /s/ GEORGE E. MCHENRY
                                       -----------------------------------------
                                           George E. McHenry
                                           Executive Vice President - Finance,
                                           Principal Financial and Accounting
                                           Officer