Form 10-K
period 2001-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2002-04-01
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to                .
                               -----------    ---------------

                         Commission File Number 1-10670

                          HANGER ORTHOPEDIC GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         Delaware                                         84-0904275
-----------------------------------------          -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

   Two Bethesda Metro Center (Suite 1200), Bethesda, MD                20814
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's phone number, including area code:           (301) 986-0701
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes    X         No
                                              -------------     ----------

         The aggregate market value of the registrant's Common Stock, par value $0.01 per share, held as of March 19, 2002 by non-affiliates of the registrant was $168,912,907 based on the $9.46 closing sale price per share of the Common Stock on the New York Stock Exchange on such date.

         As of March 19, 2002, the registrant had 19,156,712 shares of its Common Stock issued and outstanding.

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

ITEM 1.  BUSINESS.

Business Overview

         We are the largest owner and operator of orthotic and prosthetic ("O&P") patient-care centers in the United States. In our orthotics business, we design, fabricate, fit and maintain a wide range of standard and custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients' lives, shorten the rehabilitation process and lower the cost of rehabilitation. We are also a leading distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.

         At December 31, 2001, we operated 597 O&P patient-care centers in 44 states and the District of Columbia and employed 867 certified O&P practitioners. Patients are referred to our local patient-care centers directly by physicians as a result of our relationships with them or through our agreements with managed care providers. Our patient-care centers are staffed by certified O&P practitioners and technicians. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

         We have increased our net sales through acquisitions, by opening new patient-care centers and through same-center net sales growth, the latter being achieved primarily through physician referral marketing and branding initiatives. We strive to improve our local market position to enhance operating efficiencies and generate economies of scale by implementing our disciplined growth strategy. We generally acquire small and medium-sized O&P patient-care businesses and open new patient-care centers to achieve greater density in our existing markets.

         We acquired NovaCare Orthotics and Prosthetics, Inc. ("NovaCare O&P") in July 1999, which more than doubled our number of O&P patient-care centers and certified O&P practitioners and made us the largest operator of O&P patient-care centers in the United States. Our acquisition of NovaCare O&P also significantly expanded our presence in the western United States and allowed us to achieve a greater density of operations in the eastern United States.

Industry Overview

         We estimate the O&P patient-care market in the United States represented approximately $2.1 billion in revenues in 2001, of which we accounted for approximately 25%. The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having annual revenues of less than $1.0 million and a single facility. According to the most recent American Orthotic and Prosthetic Association study, which was conducted in 1999, there are an estimated 3,300 certified prosthestists and/or orthotists and approximately 2,850 O&P patient-care centers in the United States. We do not believe that any of our competitors account for a market share of more than 2% of the country's total estimated O&P patient-care services revenue.

         Care of O&P patients is part of a continuum of rehabilitation services from diagnosis to treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined generally by an orthopedic surgeon, vascular surgeon or physiatrist, they write a prescription and refer the patient to an O&P patient-care services provider for treatment. An O&P practitioner then, using the prescription, consults with both the referring physician and the patient to formulate the design of an orthotic or prosthetic device to meet the patient's needs.

         The O&P industry is characterized by stable, recurring revenues, primarily resulting from the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing patient-care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including:

         Aging U.S. Population. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. There is a direct correlation between age and the onset of diabetes and vascular disease, which is the leading cause of amputations. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility, expectations and improved technology of O&P devices, we believe the elderly will seek orthopedic rehabilitation services and products more often.

         Growing Physical Health Consciousness. The emphasis on physical fitness, leisure sports and conditioning, such as running and aerobics is growing, which has led to increased injuries requiring orthopedic rehabilitative services and products. These trends are evidenced by the increasing demand for new devices which provide support for injuries, prevent further or new injuries or enhance physical performance.

         Increased Efforts to Reduce Healthcare Costs. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. We believe that significant cost savings can be achieved through the early use of O&P service and products. The provision of O&P services and products in many cases reduces the need for more expensive treatments, thus representing a cost savings to third-party payors.

         Advancing Technology. The range and effectiveness of treatment options for patients requiring O&P services have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled patients to replace older O&P devices with new O&P products that provide greater comfort, protection and patient acceptability. As a result, treatment can be more effective and of shorter duration, giving the patient greater mobility and a more active lifestyle. Advancing technology has also increased the prevalence and visibility of O&P devices in many sports, including skiing, running and tennis.

Competitive Strengths

         We believe that the combination of the following competitive strengths will enable us to continue to increase our net sales, EBITDA and market share:

       o Leading market position, with an approximate 25% share of total industry revenues, in a fragmented industry;

       o      National scale of operations, which has better enabled us to:

              -      establish our brand name and generate economies of scale;

              -      implement best practices throughout the country;

              -      utilize shared fabrication facilities;

              -      contract with national and regional managed care entities;

              - train O&P practitioners to utilize leading O&P device technology; and

              - increase our influence on, and input into, regulatory trends;

       o Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

              - negotiate greater purchasing discounts from manufacturers and freight providers;

              - reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

              -      quickly access prefabricated and finished O&P products;

              - promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins; and

              - engage in co-marketing and O&P product development programs with suppliers;

       o Full O&P product offering, with a balanced mix between orthotics services and products, which represented 44.5% of our patient-care net sales, and prosthetics services and products, which represented 50.0% of our patient-care net sales during the year ended December 31, 2001. (Other services and products represented 5.5% of our patient-care net sales.)

       o Practitioner bonus plan that financially rewards practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and that encourages cooperation among our practitioners within the same local market area;

       o Proven ability to rapidly incorporate technological advances in O&P devices;

       o History of successful integration of small and medium-sized O&P business acquisitions, including 66 O&P businesses since 1992, excluding our acquisition of NovaCare O&P, with purchase prices ranging from less than $100,000 to $50 million and representing over 230 patient-care centers;

       o Highly trained O&P practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform our O&P practitioners of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

       o      Experienced and committed management team.

Business Strategy

         Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

       o Continue to implement initiatives under our performance improvement plan designed to:

              - achieve cost savings through improved utilization and efficiency of administrative and corporate support services;

              - enhance margins through consolidation of our purchasing, distribution and inventory management; and

              -      use more efficient billing and collection procedures;

       o      Increase our market share and net sales by:

              - contracting with national and regional managed care providers, who we believe select us as a preferred provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

              - increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and

              - improving billing for services provided by our O&P patient-care centers through the implementation of standardized billing procedures, which will improve the accuracy and timeliness of invoices for services we render to our customers;

       o Selectively acquire small and medium-sized O&P patient-care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

       o      Provide our O&P practitioners with:

              -      training and continuing education;

              - career development and increased compensation opportunities;

              -      a wide array of O&P products from which to choose; and

              - administrative and corporate support services that enable them to focus their time on providing superior patient care.

Business Description

Patient-Care Services

       As of December 31, 2001, we provided O&P patient-care services through 597 O&P patient-care centers and 867 patient-care practitioners in 44 states and the District of Columbia. Substantially all of our practitioners are certified practitioners or candidates for formal certification by the O&P industry certifying boards. Each of our patient-care centers is closely supervised by one or more certified practitioners. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

       A patient in need of O&P patient-care services is referred to one of our patient-care centers via a prescription upon a determination by the attending physician of a course of treatment. One of our practitioners then, using the prescription, consults with both the referring physicians and the patient with a view toward assisting in the formulation of the prescription for, and design of, an orthotic or prosthetic device to meet the patient's need.

       The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices are custom fabricated and fit by skilled practitioners. Of the orthotic devices provided by us, a majority are custom designed, fabricated and fit and the balance are prefabricated but custom fit.

       Custom devices are fabricated by our skilled technicians using the castings, measurements and designs made by our practitioners. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. A program or scheduled follow-up and maintenance visits is used to provide post-fitting treatment, including adjustments or replacements as the patient's physical condition and lifestyle change.

       To provide timely service to our patients, we employ technical personnel and maintain laboratories at most of our patient-care centers. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly shorten the rehabilitation process. The quality of our products and the success of our technological advances have generated broad media coverage, enhancing our brand equity among payors, patients, and referring physicians.

       We offer technically advanced O&P products. The products include: (i) the Otto Bock C-LegTM, an advanced computerized prosthetic knee system that allows patients to walk and to ascend or descend stairs with a normal stride; (ii) Comfort-FlexTM socket technology, which are flexible sockets that are more comfortable for patients to wear; and (iii) a myo-electric upper extremity prosthesis, which is a neuromuscular-activated upper extremity prosthesis.

       A substantial portion of our O&P services involves treatment of a patient in a non-hospital setting, such as our patient-care centers, a physician's office, an out-patient clinic or other facility. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prosthetic devices.

Patient-Care Center Administration

       We provide all senior management, accounting, accounts payable, payroll, sales and marketing, management information systems and human resources services for our patient-care centers on either a centralized or out-sourced basis. As a result, we are able provide these services more efficiently and cost-effectively than if these services had to be generated at each center. Moreover, the centralization or out-sourcing of these services permits our certified practitioners to allocate a greater portion of their time to patient-care activities by reducing their administrative responsibilities. Each individual patient-care center is responsible for its own billing and collections of accounts receivable, which are also monitored centrally. On a case by case basis, we assume responsibility for collecting past due receivables, either by pursuing collections ourselves or outsourcing collections to a third party.

       We also develop and implement programs designed to enhance the efficiency of our clinical practices. These programs include: (i) sales and marketing initiatives to attract new-patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the establishment of shared fabrication and centralized purchasing activities, which provides access to component parts and products within two business days at prices that are typically lower than traditional procurement methods; and (v) access to expensive, state-of-the-art equipment that is financially more difficult for smaller, independent businesses to obtain.

Distribution Services

       We distribute O&P components and finished patient-care products to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc., which is one of the nation's leading O&P distributors. For the year ended December 31, 2001, 35.5% or approximately $29.3 million of Southern Prosthetic Supply's distribution sales were to third-party O&P services providers. The balance of Southern Prosthetic Supply's distribution sales amounted to approximately $53.2 million for the year ended December 31, 2001 and represented internal sales to our patient-care centers. Southern Prosthetic Supply inventories over 20,000 items, substantially all of which are manufactured by other companies and distributed by us through Southern Prosthetic Supply. Southern Prosthetic Supply maintains distribution facilities in California, Georgia, and Texas, which allows us to deliver components and finished products via ground shipment to anywhere in the United States within two business days.

       Our distribution business enables us to:

       o lower our material costs by negotiating purchasing discounts from manufacturers;

       o reduce out patient-care center inventory levels and improve inventory turns through centralized purchasing control;

       o      quickly access prefabricated and finished O&P products;

       o      perform inventory quality control; and

       o promote the usage by our centers of clinically appropriate products that enhance our profit margins.

       This is accomplished at competitive prices as a result of our direct purchases from manufacturers.

       Marketing of our distribution services is conducted on a national basis through a dedicated sales force, catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists. We own certain patents and trademarks relating to our O&P products and services. Among them are the Comfort-FlexTM Socket, which is a patented design that we own and presently is only available at our patient-care centers. A socket is the connecting point between a prosthetic device and the body of the patient. The Comfort-FlexTM Socket is a highly contoured flexible socket which has revolutionized both above-knee and below-knee prosthetic devices. It features anatomically designed channels to accommodate various muscle, bone, tendon, vascular and nerve areas. This unique approach to socket design is generally accepted as superior to previous socket systems. We also hold exclusive rights to the Charleston Bending BraceTM, a custom-designed and fitted brace used to correct spinal curvatures in young children.

Satellite Center Development

         In addition to acquired patient-care centers, we have historically developed new satellite patient-care centers in existing markets with underserved demand for O&P services. These satellite centers require less capital to develop than complete O&P patient-care centers because the satellite centers usually consist of only a waiting room and patient fitting rooms, but without a fabrication laboratory for creating O&P devices. An

O&P practitioner will spend one or two days each week in a satellite center treating those patients who find it inconvenient to visit the O&P practitioner's primary patient-care center.

       These satellite centers also tend to receive new patient referrals from hospitals and physicians located near the newly developed satellite center, increase new patient growth and satellite center revenue. While a partial revenue shift occurs from the O&P practitioner's main patient-care center to the satellite center because the O&P practitioner is now seeing some of the same patients out of a new satellite center, the additional patient volume in the satellite center increases the O&P practitioner's overall revenue. If demand for O&P services at a satellite center increases beyond the ability of the O&P practitioner to service it one or two days a week, we will staff the satellite office on a full-time basis.

Sources of Payment

       The principal reimbursement sources for our O&P services are:

       o private payor/third-party insurer sources, which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation and similar sources;

       o Medicare, which is a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, and which provides reimbursement for O&P products and services based on prices set forth in fee schedules for 10 regional service areas;

       o Medicaid, which is a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, and which may supplement Medicare benefits for financially needy persons aged 65 or older; and

       o the Veterans Administration, with which we have entered into contracts to provide O&P services and products.

       We estimate that Medicare, Medicaid and the U.S. Veterans Administration accounted for approximately 41.0%, 38.4% and 40.5% of our net sales in 1999, 2000, and 2001, respectively. These payors have set maximum reimbursement levels for O&P services and products. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

       We provide O&P services and products to eligible veterans pursuant to several contracts with the U.S. Veterans Administration. The U.S. Veterans Administration establishes its reimbursement rates for itemized services and products on a competitive bidding basis. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use our services and products. We have been awarded U.S. Veterans Administration contracts in the past and expect that we will obtain additional contracts when our present agreements expire.

       In addition to referrals from physicians, we enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third-party payor.

These contracts typically have a stated term of one year and automatically renew annually. These contracts generally may be terminated without cause by either party on 60 to 90 days' notice or on 30 days' notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered.

Suppliers

       We purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from approximately 1,400 suppliers across the country. These devices, components and materials are used in approximately 800 products that we offer in our patient-care centers throughout the country. Currently, only four of our suppliers account for more than 5% of our total patient-care purchases.

Sales and Marketing

       Our sales and marketing efforts historically have been conducted by the individual practitioners in the local patient-care centers. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically have not used advanced marketing techniques.

       As part of our performance improvement initiatives, we are developing a centralized marketing department that will by led by a new Vice President of Marketing. We believe that having a centralized marketing department will remove the bulk of the sales and marketing responsibilities from the individual practitioner, enabling the practitioner to focus his or her efforts on patient-care. We expect that our marketing organization will include the following major areas of focus:

       o Marketing and public relations. We intend to increase the visibility of the "Hanger" name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also intend to explore creating alliances with certain of our vendors to market products and services on a nationwide basis.

       o Business Development. We intend to have dedicated personnel in each of our regions of operation who will be responsible for arranging seminars, clinics and forums to increase the individual communities' awareness of the "Hanger" name. These personnel would also be responsible for training the O&P practitioners in the individual patient-care centers in that community on certain limited marketing techniques.

       o Contracting. We intend to have sales and marketing personnel who will be dedicated to increasing the number of nationwide and local contracts that we have with referral sources. These personnel will also evaluate our current contracts and determine whether we should explore the renegotiation of any of their terms.

       We believe that this new marketing initiative will enable us to attract new referral sources and thereby increase both our same-store and new patient-care center net sales.

Competition

       The O&P services industry is highly fragmented, consisting mainly of local O&P patient-care centers. The business of providing O&P patient-care services is highly competitive in the markets in which we operate. We compete with independent O&P businesses for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We believe that we compete with other patient-care service providers on the basis of quality and timeliness of patient care and location of patient-care centers, and, to a lesser degree, charges for services.

       We also compete for the retention and recruitment of qualified O&P practitioners. In certain markets, the demand for O&P practitioners exceeds the supply of qualified personnel. If the availability of these practitioners begins to decline in our markets it may be more difficult for us to attract qualified practitioners to staff our patient-care centers or to expand our operations.

Special Note On Forward-Looking Statements

       Some of the statements contained in this report discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

       o our indebtedness and the impact of increases in interest rates on such indebtedness;

       o      the demand for our orthotic and prosthetic services and products;

       o our ability to integrate effectively the operations of businesses that we plan to acquire in the future;

       o our ability to successfully implement our performance improvement plan and realize and maintain its benefits;

       o our ability to attract and retain qualified orthotic and prosthetic practitioners;

       o changes in federal Medicare reimbursement levels and other governmental policies affecting orthotic and prosthetic operations;

       o changes in prevailing interest rates and the availability of favorable terms of equity and debt financing to fund the anticipated growth of our business;

       o changes in, or failure to comply with, federal, state and/or local governmental regulations; and

       o liability relating to orthotic and prosthetic services and products and other claims asserted against us.

         For a discussion of important risks of an investment in our securities, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

We have a recent history of net losses and may incur net losses in the future. As a result, we may be unable to pay amounts due under the notes.

From time to time, we have historically incurred net losses. We incurred net losses of $14.0 million for the year ended December 31, 2000 and $8.9 million for the year ended December 31, 2001. We cannot assure that we will not incur net losses in the future. To the extent that we incur net losses in the future, we may be unable to meet our obligations to make payments under the notes. We have financed our operating cash requirements, as well as our capital needs, with the proceeds of financing activities, including the issuance of preferred stock and additional borrowings. We cannot assure that we will generate sufficient operating cash flow in the future to pay our debt service obligations on the notes or that we will be able to obtain sufficient additional financing to meet our debt service requirements on terms acceptable to us, or at all.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We estimate that we derived 41.0%, 38.4% and 40.5% of our net sales for the years ended December 31, 1999, 2000 and 2001, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because of indexing of Medicare fee schedules by certain third party payors. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to enact into law modifications to the Medicare fee schedules to include upper limits based on national median prices, our net sales from Medicare reimbursements and other payors could be adversely affected, which could have a material adverse effect on us. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. See "Sources of Payment" and "Government Regulation."

We have not yet fully implemented our performance improvement plan and may be unable to achieve the future operating efficiencies and results that we desire.

We expect by the end of 2002 to have substantially implemented the major performance improvement initiatives that we commenced last year. We initially targeted $45.0 million in cash flow improvements over two years, which included $30.0 million in annualized recurring operating and general and administrative expense improvements and $15.0 million in one-time working capital improvements over two years. While we have made substantial progress, we have not yet fully completed those performance improvement initiatives, and we are unable to represent that we will fully achieve or maintain the planned operating efficiencies and results that we desire. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

If we cannot continue to improve our controls and procedures for managing our accounts receivable and inventory, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

Members of our senior management team have spent a significant amount of time improving systems and controls relating to our collection of accounts receivable. As of December 31, 2000 and 2001, our accounts receivable over 120 days represented approximately 33% and 30% of total accounts receivable outstanding in each period, respectively. In order to adequately provide for doubtful accounts, we recorded an increase in the allowance of $9.0 million in the fourth quarter of December 31, 2000. If our efforts do not improve our controls and procedures for managing accounts receivable, we may be unable to collect certain accounts receivable, which could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. For example, in conjunction with the physical inventory performed on September 30, 2000, we recorded a $9.6 million inventory write down. Conversely, in conjunction with our physical inventory performed on December 31, 2001, we recorded a $4.2 million increase in inventory. Because our gross profit percentage is based on our inventory levels, adjustments to inventory following physical inventory could adversely affect our results of operations and financial condition.

If we are unable to maintain good relations with our suppliers, our existing purchasing discounts may be jeopardized, which could adversely affect our net sales.

We currently enjoy significant purchasing discounts with most of our suppliers, and our ability to sustain our gross margins has been, and will continue to be, dependent, in part, on our ability to continue to obtain favorable discount terms from our suppliers. These terms may be subject to changes in suppliers' strategies, from time to time, which could adversely affect our gross margins over time. The profitability of our business depends, in part, upon our ability to maintain good relations with these suppliers.

We depend on the continued employment of our orthotists and prosthetists who work at our patient-care centers and their relationships with referral sources and patients. Our ability to provide O&P services at our patient-care centers would be impaired and our net sales reduced if we were unable to maintain these employment and referral relationships.

Our net sales would be reduced if a significant number of our practitioners leave us. In addition, any failure of these practitioners to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facilities or any damage to the reputation of a significant number of our practitioners could damage our reputation, subject us to liability and significantly reduce our net sales. A substantial amount of our business is derived from patient referrals by orthopedic surgeons and other healthcare providers. If the quality of our services and products declines in the opinion of these sources, the number of their patient referrals may decrease, which would adversely affect our net sales.

If the non-competition agreements we have with our key executive officers and key practitioners were found by a court to be unenforceable, we could experience increased competition resulting in a decrease in our net sales.

We generally enter into employment agreements with our executive officers and a significant number of our practitioners which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. State courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-compete covenant. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers and/or a significant number of our practitioners were to leave us and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could materially and adversely affect our business, financial condition and results of operations.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

We contract with various federal and state governmental agencies to provide O&P services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

       o refunding of amounts we have been paid pursuant to our government contracts;
       o      imposition of fines, penalties and other sanctions on us;
       o      loss of our right to participate in various federal programs; or
       o      damage to our reputation in various markets.

We may be unable to successfully integrate and operate other O&P businesses that we acquire in the future.

Part of our business strategy involves the acquisition and integration of small and medium-sized O&P businesses. We may not be able to successfully consummate and/or integrate future acquisitions. We continuously review acquisition prospects that would complement our existing operations, increase our size and expand into geographic scope of operations or otherwise offer growth opportunities. The financing for these acquisitions could significantly dilute our investors or result in an increase in our indebtedness. While we have no current agreements or negotiations with respect to any such acquisitions, we may acquire or make investments in businesses or products in the future. Acquisitions may entail numerous integration risks and impose costs on us, including:

       o difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;
       o diversion of management's attention from our core business concerns;
       o adverse effects on existing business relationships with suppliers and customers;
       o risks of entering markets in which we have no or limited experience;
       o dilutive issuances of equity securities; o incurrence of substantial debt;
       o      assumption of contingent liabilities; and
       o      incurrence of significant immediate write-offs.

Our failure to successfully complete the integration of future acquisitions could have a material adverse effect on our results of operations, business and financial condition.


Government Regulation

       We are subject to a variety of governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business.

       Medical Device Regulation. We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration under the Federal Food, Drug and Cosmetic Act and accompanying regulations. We believe that the products we distribute, including O&P devices, accessories and components, are exempt from the FDA's regulations for pre-market clearance of approval requirements and from requirements relating to quality system regulation (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, and are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by the FDA for noncompliance with FDA requirements, we cannot assure that we would be found to be or to have been in compliance at all times. Noncompliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results or operations.

       Fraud and Abuse. Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs, including Medicare, Medicaid, U.S. Veterans Administration health programs and the Department of Defense's TRICARE program, formerly known as CHAMPUS. These laws, which include but are not limited to, antikickback laws, false claims laws, physician self-referral laws, and federal criminal healthcare fraud laws, are discussed in further detail below. We believe our billing practices, operations, and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure that such requirements will not be interpreted by a governmental authority in a manner inconsistent with our interpretation and application. The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations and/or refund payments to the government. Such refunds could be significant and could also lead to the imposition of significant penalties. Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management's attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

         Antikickback Laws. Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal healthcare program (including Medicare, Medicaid, the VA health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Some courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of a payment is to induce referrals or other business.

       Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General ("OIG") of the Department of Health and Human Services developed regulations addressing a small number of business arrangements that will not be subject to scrutiny under the law. These "safe harbors" describe activities that may technically violate the act, but which are not considered to be illegal provided that they meet all the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the antikickback statue to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states also have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

       Our operations and business arrangements include, for example, discount programs for individuals or entities that purchase our products and services and financial relationships with potential and actual purchasers and referral sources, such as lease arrangements with hospitals and certain participation agreements. Therefore, our operations and business arrangements are required to comply with the antikickback laws. Although our business arrangements and operations may not always satisfy all the criteria of a Safe Harbor, we believe that our operations are in material compliance with federal and state antikickback statutes.

       HIPAA Violations. The Health Insurance Portability and Accountability Act ("HIPAA") provides for criminal penalties for, among other offenses, healthcare fraud, theft or embezzlement in connection with healthcare, false statements related to healthcare matters, and obstruction of criminal investigation of healthcare offenses. Unlike the federal antikickback laws, these offenses are not limited to federal healthcare programs.

       In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal healthcare program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of "remuneration" are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts.

       These laws may apply to certain of our operations. As noted above, we have established various types of discount programs or compensation or other financial arrangements with individuals and entities who purchase our products and services and/or refer patients to our O&P patient-care centers. We also bill third party payors and other entities for items and services provided at our O&P patient-care centers. While we endeavor to ensure that our discount programs, compensation and other financial arrangements, and billing practices comply with applicable laws, such programs, arrangements and billing practices could be subject to scrutiny and challenge under HIPAA.

       False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information. Each of our O&P patient-care centers is responsible for preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we could face liability for presenting or causing to be presented such claims.

       Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the "Stark II" law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for "designated health services" - including prosthetics, orthotics and prosthetic devices and supplies - if the physician or the physician's immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare or Medicaid program a claim for payment in violation of Stark II.

       With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity's shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders' equity exceeding $75.0 million for its most recent fiscal year, or an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians that have ownership interests in our business should not trigger liability under Stark II.

       With respect to compensation arrangements, there are exceptions under Stark II that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer. We believe that our compensation arrangements comply with Stark II, either because the physician's relationship fits within a regulatory exception or does not generate prohibited referrals. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we must rely on physicians and their immediate family members to avoid making referrals to us in violation of Stark II or similar state laws. If, however, we receive a prohibited referral without knowing that the referral was prohibited, our submission of a bill for services rendered pursuant to a referral could subject as to sanctions under Stark II and applicable state laws.

       Certification and Licensure. Most states do not require separate licensure for O&P practitioners. However, several states currently require O&P practitioners to be certified by an organization such as the American Board for Certification.

       The American Board for Certification conducts a certification program for practitioners and an accreditation program for patient-care centers. The minimum requirements for a certified practitioner are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified practitioner and successful completion of certain examinations. Minimum requirements for an accredited patient-care center include the presence of a certified practitioner and specific plant and equipment requirements. While we endeavor to comply with all state licensure requirements, we cannot assure that we will be in compliance at all times with these requirements. Failure to comply with state licensure requirements could result in civil penalties, termination of our Medicare agreements, and repayment of amounts received from Medicare for services and supplies furnished by an unlicensed individual or entity.

       Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. Subject to certain limitations and exceptions, Covered Entities must comply with the privacy standards by no later than April 2003, with the transactions/code sets standards by no later than October 16, 2003, and with the security standards by a date yet to be finalized. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. We expect the new requirements to have a significant effect on the manner in which we handle health data and communicate with payers. At this time, we have not projected the financial impact of compliance, but it could be significant.

       In addition, state confidentiality and privacy laws may impose civil and/or criminal penalties for certain unauthorized or other uses or disclosures of individually identifiable health information. We are also subject to these laws. While we endeavor to assure that our operations comply with applicable laws governing the confidentiality and privacy of health information, we could face liability in the event of a use or disclosure of health information in violation of one or more of these laws.

Personnel and Training

       None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. The following table summarizes our employees as of December 31, 2001:

                                            Certified O&P
                                             Practitioners        Technicians        Administrative    Distribution
Hanger Prosthetics & Orthotics, Inc.              867                  584                 795             --
Southern Prosthetic Supply, Inc.                   --                   --                  --             94
Other                                              --                   --                  94             --

       We have established an affiliation with the University of Connecticut pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only seven schools of this kind in the United States. The director of the program is a Hanger employee, and most of the courses are taught by our practitioners. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in the other area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

       We also provide a series of ongoing training programs to improve the professional knowledge of our practitioners. For example, we have an annual Education Fair which is attended by over 800 of our O&P practitioners and consists of lectures and seminars covering topics such as the latest technology and process improvements, basic accounting and business courses and other courses which allow the practitioners to fulfill their ongoing continuing education requirements.

Insurance

       We currently maintain insurance of the type and in the amount customary in the O&P rehabilitation industry, including coverage for malpractice liability, product liability, workers' compensation and property damage. Our general liability insurance coverage is $500,000 per incident, with a $25.0 million umbrella insurance policy. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

ITEM 2.  PROPERTIES.

       As of December 31, 2001, Hanger operated 597 patient-care centers and facilities in 44 states and the District of Columbia. Of these, 25 centers are owned by Hanger. There are an additional four centers owned but not in use in Georgia, New York, Pennsylvania and West Virginia. The remaining centers are occupied under leases expiring between the years of 2002 and 2014. Hanger believes its leased or owned centers are adequate for carrying on its current O&P operations at its existing locations, as well as its anticipated future needs at those locations. Hanger believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

       The following table sets forth the number of our patient-care centers located in each state:

                       Patent-Care                   Patent-Care                      Patent-Care
       State             Centers         State         Centers          State           Centers
--------------------- -------------- --------------- ------------- ----------------- --------------
Alabama                       13     Louisiana              11     North Carolina               14
Arizona                       17     Maine                   3     North Dakota                  1
Arkansas                       5     Maryland                7     Ohio                         30
California                    67     Massachusetts           8     Oklahoma                     11
Colorado                      10     Michigan                7     Oregon                       16
Connecticut                   13     Minnesota               9     Pennsylvania                 33
Delaware                       1     Mississippi            11     South Carolina               12
District of Columbia           1     Missouri               15     South Dakota                  2
Florida                       38     Montana                 6     Tennessee                    16
Georgia                       25     Nebraska               11     Texas                        22
Illinois                      29     Nevada                  5     Virginia                     10
Indiana                       13     New Hampshire           2     West Virginia                 8
Iowa                          12     New Jersey             13     Washington                    9
Kansas                         9     New Mexico              8     Wisconsin                     5
Kentucky                       9     New York               28     Wyoming                       2

       Hanger also owns two distribution facilities in Georgia and Texas, and leases one distribution facility in California. The Company leases its corporate headquarters in Bethesda, Maryland. Substantially all of Hanger's properties are pledged to collateralize bank indebtedness. See Note H to Hanger's Consolidated Financial Statements.

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

       We believe that the allegations have no merit and are vigorously defending the lawsuit.

       We are party to various legal actions that are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, our management believes the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following table sets forth information regarding our current executive officers and certain of our subsidiaries:

Name                       Age          Office with the Company

Ivan R. Sabel, CPO         56           Chairman of the Board, Chief Executive
                                        Officer and Director

Thomas F. Kirk             56           President and Chief Operating Officer

Richmond L. Taylor         53           Executive Vice President; Chief
                                        Operating Officer of Hanger Prosthetics
                                        & Orthotics, Inc.

George E. McHenry          49           Executive Vice President and Chief
                                        Financial Officer

Jason P. Owen              28           Treasurer

Glenn M. Lohrmann          47           Vice President, Secretary and Controller

Ron N. May                 55           President and Chief Operating Officer of
                                        Southern Prosthetic Supply, Inc.
                                        (Distribution)

-----------------

       Ivan R. Sabel, CPO has been our Chairman of the Board of Directors and Chief Executive Officer since August 1995 and was our President from November 1987 to January 2, 2002. Mr. Sabel also served as the Chief Operating Officer from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President-Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by us in 1986. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Board of Directors of the American Orthotic and Prosthetic Association ("AOPA"), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee, a current member of the U.S. Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves on the Board of Directors of Mid-Atlantic Medical Services, Inc., a company engaged in the healthcare management services business, and a member of the Medical Advisory Board of DJ Orthopedics, Inc., a manufacturer of knee braces. Mr. Sabel has been a director since 1986.

       Thomas F. Kirk is our President and Chief Operating Officer. Mr. Kirk has been the President and Chief Operating Officer of Hanger since January 2, 2002. From September 1998 to January 1, 2002, Mr. Kirk was a principal with Jay Alix & Associates, the management consulting company retained by Hanger to facilitate its reengineering process. From May 1997 to August 1998, Mr. Kirk served as Vice President, Planning, Development and Quality for FPL Group, a full service energy provider located in Florida. From April 1996 to April 1997, he served as Vice President and Chief Financial Officer for Quaker Chemical Corporation in Pennsylvania. From December 1987 to March 1996, he served as Senior Vice President and Chief Financial Officer for Rhone-Poulenc, S.A. in Princeton, New Jersey and Paris, France. From March 1977 to November 1988, he was employed by St. Joe Minerals Corp., a division of Fluor Corporation. Prior to this he held positions in sales, commercial development, and engineering with Koppers Co., Inc. Mr. Kirk holds a Ph.D. degree in strategic planning/marketing, and an M.B.A. degree in finance, from the University of Pittsburgh. He also holds a Bachelor of Science degree in mechanical engineering from Carnegie Mellon University. He is a registered professional engineer and a member of the Financial Executives Institute.

       George E. McHenry has been our Executive Vice President and Chief Financial Officer since October 15, 2001. From 1987 until he joined us in October 2001, Mr. McHenry served as Executive Vice President, Chief Financial Officer and Secretary of U.S. Vision, Inc., an optical company with 600 locations in 47 states. Prior to joining U.S. Vision, Inc., he was employed as a Senior Manager by the firms of Touche Ross & Co. (now Deloitte & Touche) and Main Hurdman (now KPMG Peat Marwick) from 1974 to 1987. Mr. McHenry is a Certified Public Accountant and received a Bachelor of Science degree in accounting from St. Joseph's University.

       Richmond L. Taylor is our Executive Vice President and the President and Chief Operating Officer of each of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc. (formerly NovaCare O&P), our two wholly-owned subsidiaries which operate all of our patient-care centers. Previously, Mr. Taylor served as the Chief Operating Officer of NovaCare O&P from June 1996 until July 1, 1999, and held the positions of Region Vice-President and Region President of NovaCare O&P for the West Region from 1989 to June 1996. Prior to joining NovaCare O&P, Mr. Taylor spent 20 years in the healthcare industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

       Jason P. Owen has been our Treasurer since August 2001. Previously, Mr. Owen served as our Vice President of Strategic Planning from 2000 to 2001. Mr. Owen also served as our Director of Business Development from 1998 to 1999, during which time he was jointly responsible for our small to medium-sized acquisitions. Prior to joining us, Mr. Owen spent five years in the banking industry with GE Capital and SunTrust Bank, during which time he held positions responsible for portfolio management, origination, capital markets and treasury management services. Mr. Owen holds an M.B.A. degree in finance from Georgia State University. He also holds a Bachelor of Business Administration degree in finance from Georgia Southern University.

       Glenn M. Lohrmann has been our Vice President, Secretary and Controller since July 2001, and is the Vice President, Secretary and Treasurer of each of Hanger Prosthetics & Orthotics, Inc., OPNET, Inc., Southern Prosthetic Supply, Inc. and HPO, Inc. (formerly NovaCare O&P). From August 1985 to July 2001, Mr. Lohrmann served in senior financial positions with a large medical faculty practice, various teaching hospitals, an HMO, and the corporate office of Inova Health System. Mr. Lohrmann also worked for Ernst & Young from January 1978 to August 1985, including service at their National Health Care Office.

       Ron N. May has been the President and Chief Operating Officer of Southern Prosthetic Supply, Inc., our wholly-owned subsidiary that distributes orthotic and prosthetic products, since December 1998. From January 1984 to December 1998, Mr. May was Executive Vice President of the distribution division of J.E. Hanger, Inc. of Georgia until that company was acquired by us in November 1996. Mr. May also currently serves as a Board Member of the O&P Athletic Fund.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

       Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low intra-day sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:


         Year Ended December 31, 2000                  High           Low
                                                       ----           ---
               First Quarter                         $10.3125       $3.7500
               Second Quarter                          5.5000        3.7500
               Third Quarter                           4.8750        3.2500
               Fourth Quarter                          4.1875        0.9375

         Year Ended December 31, 2001                  High           Low
                                                       ----           ---
               First Quarter                         $2.2500        $0.9800
               Second Quarter                         2.7000         1.0600
               Third Quarter                          4.2500         2.4000
               Fourth Quarter                         6.8000         3.3000

       At March 19, 2002, there were approximately 424 holders of record of the Company's Common Stock.

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

Unregistered Sales of Securities.

       During the year ended December 31, 2001, we issued no securities without registration under the Securities Act of 1933 ("Securities Act").

       On February 15, 2002, we sold $200.0 million principal amount of 10 3/8% Senior Notes due 2009 ("Senior Notes") to four institutional investors in connection with an offering of the Senior Notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to other persons outside the U.S. in reliance on Regulation S under the Securities Act. Issuance of the Senior Notes to the four initial purchasers was exempt from registration under Section 4(2) of the Securities Act. The four initial purchasers were Lehman Brothers Inc., J. P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. The Senior Notes were sold for cash to the initial purchasers at 97% of the principal amount thereof. The approximately $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million borrowed under our new credit facility, were used to pay related fees and expenses and to retire the approximately $228.4 million outstanding indebtedness under our previously existing credit facility as of February 15, 2002.

       In connection with the aforementioned sale of the Senior Notes, the Company entered into a Registration Rights Agreement that will require the Company to file with the SEC an Exchange Offering Registration Statement with respect to the Senior Notes within ninety days of closing the sale.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

       The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                       SELECTED FINANCIAL DATA
                                (In thousands, except per share data)


                                                                                  Year Ended December 31,
                                                          ------------------------------------------------------------------------
Statement of Operations Data:                                     1997          1998           1999          2000          2001
                                                          ------------------------------------------------------------------------
Net sales                                                      $ 145,598     $ 187,870      $ 346,826     $ 486,031     $ 508,053
                                                          ------------------------------------------------------------------------
Gross profit                                                      72,065        94,967        177,750       234,663       267,185
Selling, general and administrative                               49,285        63,827        113,995       177,392       182,972
Depreciation and amortization                                      2,871         3,294          6,538        11,178        12,488
Amortization of excess cost over net assets acquired               1,810         2,488          7,520        12,150        12,198
Unusual charges (1)                                                    -             -          6,340         2,364        24,438
                                                          ------------------------------------------------------------------------
Income from operations                                            18,099        25,358         43,357        31,579        35,089
Interest expense, net                                             (4,933)       (1,902)       (22,177)      (47,072)      (43,065)
                                                          ------------------------------------------------------------------------
Income (loss) before taxes, extraordinary item                    13,166        23,456         21,180       (15,493)       (7,976)
Provision (benefit) for income taxes                               5,526         9,616         10,194        (1,497)          907
                                                          ------------------------------------------------------------------------
Income (loss) before extraordinary item                            7,640        13,840         10,986       (13,996)       (8,883)
Extraordinary loss on early extinguishment of debt                (2,694)            -              -             -             -
                                                          ------------------------------------------------------------------------
Net income (loss)                                                $ 4,946      $ 13,840       $ 10,986     $ (13,996)     $ (8,883)
                                                          ========================================================================
Net income (loss) applicable to common stock                     $ 7,614      $ 13,818        $ 8,831     $ (18,534)    $ (13,741)
                                                          ========================================================================

Basic Per Common Share Data
Income (loss) before extraordinary item                           $ 0.65        $ 0.82         $ 0.47       $ (0.98)      $ (0.73)
Extraordinary loss on early extinguishment of debt                 (0.23)            -              -             -             -
                                                          ------------------------------------------------------------------------
Net income (loss)                                                 $ 0.42        $ 0.82         $ 0.47       $ (0.98)      $ (0.73)
                                                          ========================================================================
Shares used to compute basic per common
   share amounts                                                  11,793        16,813         18,855        18,910        18,920
                                                          ========================================================================

Diluted Per Common Share Data (2)
Income (loss) before extraordinary item                           $ 0.58        $ 0.75         $ 0.44       $ (0.98)      $ (0.73)
Extraordinary loss on early extinguishment of debt                 (0.21)            -              -             -             -
                                                          ------------------------------------------------------------------------
Net income (loss)                                                 $ 0.37        $ 0.75         $ 0.44       $ (0.98)      $ (0.73)
                                                          ========================================================================
Shares used to compute diluted per common
   share amounts                                                  13,138        18,516         20,005        18,910        18,920
                                                          ========================================================================

Balance Sheet Data:                                                         December 31,
                                                ---------------------------------------------------------------------------
                                                    1997            1998           1999            2000            2001
                                                --------------  --------------  -------------  ------------  --------------
Cash and cash equivalents                       $        6,557  $        9,683  $       5,735  $     20,669  $       10,043

Working capital                                         39,031          49,678        118,428       133,690         109,216

Total assets                                           157,983         205,948        750,081       761,818         699,907

Long-term debt                                          23,237          11,154        426,211       422,838         367,315

Redeemable convertible preferred stock                       -               -         61,343        65,881          70,739

Shareholders' equity                            $      106,320  $      162,553  $     172,914  $    154,380  $      145,674

-------------

(1) The 1999 and 2000 results include integration and restructuring costs of $6.3 million and $2.4 million, respectively, incurred in connection with the purchase of NovaCare O&P. The 2001 results include impairment, restructuring, and improvement costs of $24.4 million, comprised of: (i) a non-cash charge of approximately $4.8 million related to stock compensation to Jay Alix & Associates for services rendered; (ii) restructuring charges of $3.7 million recorded in the second quarter of 2001 principally related to severance and lease termination expenses;
       (iii) an asset impairment loss of approximately $8.1 million incurred in connection with the October 9, 2001 sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc.; and (iv) approximately $7.8 million of other charges primarily comprised of fees paid to Jay Alix & Associates in connection with development of the Company's performance improvement plan.

(2) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2000 and 2001, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the years ended December 31, 2000 and 2001.

                                                  Quarter Ended

2000                              March 31     June 30    Sept. 30     Dec. 31
----                             ----------   ---------   ---------   ----------
Net Sales                        $ 114,868    $ 125,872   $ 125,252   $ 120,039
Gross Profit                        57,684       65,562      64,430      46,987
Net Income (Loss) (2)                 (279)       2,407       1,596     (17,720)
Diluted per Common Share
 Data Net Income (Loss) (1)      $   (0.07)   $    0.06   $    0.02   $   (0.99)


                                                  Quarter Ended

2001                              March 31     June 30    Sept. 30     Dec. 31
----                             ----------   ---------   ---------   ----------
Net Sales                        $ 120,573    $ 129,187   $ 129,605   $ 128,688
Gross Profit                        57,599       65,753      67,999      75,834
Net Income (Loss) (2)                  132       (4,741)        (17)     (4,257)
Diluted per Common Share
 Data Net Income (Loss) (1)      $   (0.06)   $   (0.31)  $   (0.07)  $   (0.29)

---------------------

(1) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2000 and 2001, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the years ended December 31, 2000 and 2001.

(2) During the fourth quarter of 2000 and 2001, the Company recorded a charge of approximately $9.6 million and a credit of approximately $4.2 million, respectively, related to the book to physical adjustment of inventory. In addition, during the fourth quarter of 2000, the Company recorded charges of approximately $9.0 million related an increase in the allowance for doubtful accounts. Management considers these charges to be changes in estimates in accordance with the provisions of Accounting Principles Board Opinion No. 20.

Other Financial Data

                                          Year Ended December 31,
                          -----------------------------------------------------
Other Financial Data:       1997       1998        1999       2000      2001
                          ---------  ---------  ----------  --------  ---------
Capital expenditures      $  2,581   $  2,859   $  12,598   $ 9,845   $  6,697
Gross margin                  49.5%      50.5%       51.3%     48.3%      52.6%
Net cash provided by
 (used in):
  Operating activities    $  8,112   $ 18,531   $    (224)  $ 3,607   $ 51,166
  Investing activities    $(18,726)  $(33,650)  $(444,995)  $ 4,624   $  1,105
  Financing activities    $ 10,599   $ 18,245   $ 441,271   $ 6,703   $(62,897)
EBITDA (1)                $ 22,780   $ 31,140   $  63,755   $57,271   $ 84,213
EBITDA margin (1)             15.6%      16.6%       18.4%     11.8%      16.6%

--------------------

(1) "EBITDA" is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA is customarily used by financial and credit analysts as a criteria in evaluating healthcare companies. Moreover, substantially all of our financing arrangements contain covenants in which EBITDA is used as a measure of financial performance. Our definition of EBITDA may not be comparable to the definition of EBITDA used by other companies. EBITDA margin is defined as EBITDA as a percent of net sales.

     The following table reconciles net income (loss) to EBITDA:

                                           Year Ended December 31,
                            ----------------------------------------------------
                                1997      1998      1999       2000       2001
                            ----------------------------------------------------
Net income (loss)             $ 4,946   $13,840   $10,986   $(13,996)   $(8,883)
Extraordinary loss
 on early extinguishment
 of debt                        2,694         -         -          -          -
Provision (benefit) for
 income taxes                   5,526     9,616    10,194     (1,497)       907
Interest expense, net           4,933     1,902    22,177     47,072     43,065
Unusual charges                     -         -     6,340      2,364     24,438
Depreciation and
 amortization                   2,871     3,294     6,538     11,178     12,488
Amortization of excess
 costs over net assets
 acquired                       1,810     2,488     7,520     12,150     12,198
                            ----------------------------------------------------
EBITDA                        $22,780   $31,140   $63,755   $ 57,271    $84,213
                            ====================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the consolidated financial statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from those indicated forward looking statements.

We are the largest operator and developer of orthotic and prosthetic ("O&P") patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the O&P patient-care services segment, which generated approximately 93.3% of our sales in 2001, and the distribution of O&P components segment, which accounted for 5.8% of our sales. The manufacture of finished O&P products segment, which was sold on October 9, 2001, accounted for the remaining 0.9% of our sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

We generate net sales primarily from patient-care services related to the fabrication, fitting and maintenance of O&P devices. During 2001, we increased same-center sales by 6.8% over 2000. Our sales growth in 2000 was also principally driven by 6.0% same-center sales growth in our existing practices. Prior to calendar 2000 our growth in net sales resulted primarily from an aggressive program of acquiring and developing O&P patient-care centers and secondarily from same-center sales. Similarly, growth in our O&P distribution business was attributable primarily to acquisitions. At December 31, 2001, we operated 597 patient-care centers and three distribution facilities, down from 620 and six, respectively, as of December 31, 2000, due to reductions relating to our performance improvement initiatives in 2001.

We calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted when the annual physical inventory is taken and compiled, generally in the fourth quarter, and a new accrual rate is established.

Our revenues and results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first quarter of each year, together with a greater degree of patients' sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have contributed to lower net sales during that quarter. Our fourth quarter is also adversely affected by weather and a significant number of holidays, the impact of which is somewhat offset by patients' desire to use up insurance.

We believe that the expansion of our business through a combination of continued same-center sales growth, which has averaged 7.9% over the last five years, the addition of new facilities and a program of selective acquisitions is critical to the continued improvement in our profitability.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:


                                                   1999       2000        2001
                                                   -----      -----       ----
Net sales                                          100.0%     100.0%     100.0%
Cost of products and services sold                  48.7       51.7       47.4
Gross profit                                        51.3       48.3       52.6
Selling, general and administrative                 32.9       36.5       36.0
Depreciation and amortization                        1.9        2.3        2.5
Amortization of excess cost over
 net assets acquired                                 2.2        2.5        2.4
Unusual charges                                      1.8        0.5        4.8
Income from operations                              12.5        6.5        6.9
Interest expense, net                               (6.4)      (9.7)      (8.5)
Income (loss) before taxes                           6.1       (3.2)      (1.6)
Provision (benefit) for income taxes                 2.9       (0.3)       0.1
Net income (loss)                                    3.2       (2.9)      (1.7)
Net income (loss) applicable to common stock         2.5       (3.8)      (2.7)


Year ended December 31, 2001 compared with the year ended December 31, 2000

Net Sales. Net sales for the year ended December 31, 2001 reached $508.1 million, an increase of $22.1 million or 4.5%, over the prior year's net sales of $486.0 million. The increase in net sales was primarily due to a 6.8% increase in same center sales in the Company's O&P practices offset by a reduction in net sales due to the sale of Seattle Orthopedic Group, Inc.

Gross Profit. Gross profit for the year ended December 31, 2001 improved by $32.5 million, or 4.3 percentage points as a percentage of sales, to $267.2 million, or 52.6% of net sales, compared to $234.7 million, or 48.3% of net sales, in the prior year. The gross margin was favorably impacted by the increase in net sales along with a reduction in the costs of materials and labor resulting from the impact of various performance improvement initiatives implemented during 2001.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2001 was $183.0 million, an increase of $5.6 million, or 3.2%, compared to $177.4 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses in dollars was primarily the result of an increase of $14.0 million in performance based bonus program costs and an increase in legal fees of $1.2 million offset by (i) a decrease of $6.8 million in labor expense, (ii) a decrease of $1.7 million in bad debt expense, and (iii) a reduction in travel expenses of $1.1 million. Selling, general and administrative expenses as a percentage of net sales decreased to 36.0% for the year ended December 31, 2001, as compared to 36.5% for the year ended December 31, 2000. The decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of the aforementioned increase in net sales.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2001 amounted to $12.5 million, a 11.6% increase in such costs over the prior year ended December 31, 2000. The increase is attributable to the Company's purchases of fixed assets. Amortization of goodwill for the year ended December 31, 2001 increased by 0.4% to $12.2 million, compared to the year ended December 31, 2000. As discussed below under "New Accounting Standards", we will discontinue amortization related to goodwill and other indefinite lived intangible assets commencing January 1, 2002 pursuant to recently issued Statement of Financial Accounting Standards No. 142.

Unusual Charges. Unusual charges for the year ended December 31, 2001 amounted to $24.4 million, which consisted of the following one-time costs: (i) a non-cash charge of $4.8 million related to stock compensation to Jay Alix & Associates for services rendered; (ii) restructuring charges of $3.7 million recorded in the second quarter of 2001 principally related to severance and lease termination expenses; (iii) an $8.1 million loss on the disposal of substantially all the manufacturing assets of SOGI; and (iv) $7.8 million in other charges primarily related to fees paid to Jay Alix & Associates in connection with development of the Company's performance improvement plan. During the year ended December 31, 2000, we recognized $1.7 million of integration costs in connection with the acquisition of NovaCare O&P and $0.7 million of restructuring costs. Additional information relating to these costs is set forth below under "Unusual Charges".

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2001 was $35.1 million, an increase of $3.5 million, or 11.1%, from the year ended December 31, 2000. Income from operations as a percentage of net sales increased to 6.9% in the year ended December 31, 2001 from 6.5% in the year ended December 31, 2000.

Interest Expense, Net. Net interest expense for the year ended December 31, 2001 was $43.1 million, a decrease of $4.0 million from $47.1 million incurred in the year ended December 31, 2000. Interest expense as a percentage of net sales decreased to 8.5% for the year ended December 31, 2001 from 9.7% for the year ended December 31, 2000. The decrease in interest expense as a percentage of net sales was primarily attributable to the net sales increase, a decrease of $26.9 million in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the year ended December 31, 2001 was $0.9 million compared to a benefit from income taxes of $1.5 million for the year ended December 31, 2000. We recorded a provision for income taxes in 2001 due to the impact of nondeductible amortization on low levels of pre-tax loss.

Net Loss. As a result of the above, we recorded a net loss of $8.9 million for the year ended December 31, 2001, compared to a net loss of $14.0 million in the prior year, an improvement of $5.1 million. We recorded a net loss applicable to common stock of $13.7 million, or $0.73 per dilutive common share, for the year ended December 31, 2001, compared to net loss applicable to common stock of $18.5 million, or $0.98 per dilutive common share, for the year ended December 31, 2000.

Year ended December 31, 2000 compared with the year ended December 31, 1999

Net Sales. Net sales for the year ended December 31, 2000, were $486.0 million, an increase of $139.2 million, or 40.1%, over net sales of $346.8 million for the year ended December 31, 1999. The increase was principally attributable to the acquisition of NovaCare O&P on July 1, 1999.

Gross Profit. Gross profit in the year ended December 31, 2000 was $234.7 million, an increase of $56.9 million, or 32.0%, from gross profit of $177.8 million for the year ended December 31, 1999. Gross profit as a percentage of net sales decreased to 48.3% in 2000 from 51.3% in 1999. This decrease in the gross profit margin was primarily attributable to higher materials costs and changes in product mix.

Selling, General and Administrative. Selling, general and administrative expenses in the year ended December 31, 2000 increased by $63.4 million, or 55.6%, compared to the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 36.5% in 2000 as compared to 32.9% in 1999. The increase in selling, general and administrative expenses was primarily due to the NovaCare O&P acquisition on July 1, 1999 and primarily occurred in payroll, rent and bad debt expenses.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2000 amounted to $11.2 million, a 72.3% increase over the prior year. Amortization of excess cost over net assets acquired amounted to $12.2 million in 2000, a 62.7% increase over 1999. Both increases were primarily attributable to our acquisition of NovaCare O&P on July 1, 1999, which impacted the full year 2000 and only the latter half of 1999.

Unusual Charges. During the year ended December 31, 2000, we recognized $2.4 million of integration and restructuring costs in connection with our acquisition on July 1, 1999 of NovaCare O&P, a substantial decrease from $6.3 million of integration and restructuring costs recognized in the prior year. Additional information relating to these costs is set forth below under "--Unusual Charges".

Income from Operations. Principally as a result of the above, income from operations in 2000 was $31.6 million, a decrease of $11.8 million, or 27.2%, from the prior year. Income from operations as a percentage of net sales decreased to 6.5% in 2000 from 12.5% for the prior year.

Interest Expense, Net. Net interest expense for the year ended December 31, 2000 was $47.1 million, an increase of $24.9 million over $22.2 million incurred in 1999. Interest expense as a percentage of net sales in 2000 increased to 9.7% from 6.4% for 1999. The increase in interest expense was primarily attributable to $255.0 million borrowed under our existing credit facility and $150.0 million in senior subordinated notes issued to acquire NovaCare O&P, as well as an increase in variable borrowing rates.

Income Taxes. As a result of the loss, the Company recorded a benefit from income taxes for the year ended December 31, 2000 of $1.5 million compared to a provision for income taxes of $10.2 million for the year ended December 31, 1999.

Net Loss. As a result of the above, we recorded a net loss of $14.0 million for the year ended December 31, 2000, compared to net income of $11.0 million in the prior year. We recorded a net loss applicable to common stock of $18.5 million, or $0.98 per dilutive common share, for the year ended December 31, 2000, compared to net income applicable to common stock of $8.8 million, or $0.44 per dilutive common share, for the year ended December 31, 1999.

Unusual Charges

Restructuring and Integration Costs

In connection with the acquisition of NovaCare O&P on July 1, 1999, we implemented a restructuring plan. The 1999 plan contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. The costs associated with the former NovaCare O&P centers were recorded in connection with the purchase price allocation of that acquisition on July 1, 1999. The costs associated with our existing patient-care centers were charged to operations during the third quarter of 1999. As of December 31, 2000, the planned reduction in work force had been completed and we closed all patient-care centers that were identified for closure in 1999. Lease payments on these closed patient-care centers are expected to be paid through 2003. During the year ended December 31, 2001, management reversed $0.8 million of the lease termination restructuring reserve as a result of favorable lease buyouts and subleasing activity.

In December 2000, our management and the Board of Directors determined that additional performance improvement initiatives needed to be adopted. In December 2000, we retained Jay Alix & Associates to do an assessment of the opportunities available for improved financial and operating performance. The first phase of their plan called for the termination of 234 employees, for which we recorded $0.7 million in severance costs during 2000.

We then began, in January 2001, to develop, with the assistance of Jay Alix & Associates, a comprehensive performance improvement program consisting of 14 performance improvement initiatives aimed at improving cash collections, reducing working capital requirements and improving operating performance. In connection with the implementation of these initiatives, we recorded in the second quarter of 2001 $3.7 million in restructuring and asset impairment costs ($4.5 million expense offset by the above-mentioned approximate $0.8 million benefit). These initiatives call for the closure of 37 additional patient-care centers and the termination of 135 additional employees. In the fourth quarter of 2001, the lease restructuring component of the plan was amended as seven additional properties, which were originally contemplated but not finalized, were added to the list of restructured facilities. As of December 31, 2001, all properties, except the seven in the amendment, had been vacated and all of the employees had been terminated. All payments under the severance initiative are expected to be made during the first quarter of 2002. All properties in the lease initiative are expected to be vacated by the end of the second quarter of 2002. All payments under these initiatives for lease and severance costs are expected to be paid by December 31, 2004.
Performance Improvement Costs

In 2001, the Company paid or accrued $7.8 million in fees and costs associated with the various performance improvement initiatives. Included in that total, in connection with their contract, Jay Alix & Associates was paid $6.3 million, comprised of $5.2 million based on that firm's hourly rates and $1.1 million in success fees. The Company also recorded a $4.8 million non-cash charge related to stock compensation paid for that firm's services.

Impairment Loss on Assets Held for Sale

In connection with the analysis of our continuing business, we determined that the manufacture of orthotic and prosthetic components and devices was not one of our core businesses as it represented only 0.9% of our net sales for the year ended December 31, 2001 and 1.7% for the year ended December 31, 2000. In July 2001, we agreed to the general terms of a sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. to United States Manufacturing Company for $20.0 million. The sale resulted in our recording, in the second quarter of 2001, an asset impairment loss of $8.1 million, as the net book value of the assets was $26.2 million, while net proceeds from the sale of the assets were $18.1 million.

Performance Improvement Plan

     In January 2001, we developed, with the assistance of our consultant, Jay Alix & Associates, a performance improvement plan which contained many initiatives that were designed to effect further cost savings through improved utilization and efficiency of support services, enhanced purchasing and inventory management, improved collection methods and consolidation of distribution services. In addition, we are seeking to enhance net sales through improved marketing and branding initiatives and more efficient billing procedures.

     During 2001, we accomplished the following under our performance improvement plan:

     o improved our cash flow by accelerating the collection of our accounts receivable;

     o reduced our inventory carrying levels and improved the rate at which we turn our inventory levels through more centralized inventory management;

     o consolidated our distribution facilities from six to three, thereby reducing our materials handling, lease and freight expenses and staffing levels;

     o reduced our overhead expense by eliminating and consolidating corporate expenses;

     o increased the use of our shared fabrication facilities and decreased the use of more expensive third parties to fabricate products for us;

     o instituted our Best Value program, in which our practitioners are given the information to select the most appropriate and cost-effective materials, component parts and finished products, which, in conjunction with our negotiation of discounts from our preferred vendors, reduced our costs of materials, component parts and finished products;

     o developed a plan to transition to a common systems platform for billing, collections and application of cash in our patient-care centers; and

     o developed a new marketing and sales organization plan for 2002, designed to initiate programs to continue to enhance our net sales.

Financial Condition, Liquidity And Capital Resources

Our working capital at December 31, 2001 was approximately $109.2 million compared to $133.7 million at December 31, 2000. Our cash and cash equivalents amounted to $10.0 million at December 31, 2001 and $20.7 million at December 31, 2000. The ratio of current assets to current liabilities was 2.3 to 1 at December 31, 2001, compared to 2.5 to 1 at December 31, 2000.

Net cash provided by operating activities in the year ended December 31, 2001 increased to $51.2 million, from $3.6 million in the year ended December 31, 2000. The $47.6 million improvement resulted from improvements in operations and working capital management resulting from our performance improvement initiatives.

Net cash provided by investing activities was $1.1 million for the year ended December 31, 2001. The funds were generated primarily from the $15.1 million from the sale of substantially all of the manufacturing related assets of Seattle Orthopedic Group, Inc. Of these funds, the company used $6.7 million to purchase fixed assets and $8.3 million for the payment of contingent purchase price called for by earnout agreements from prior acquisitions of patient-care practices.

Net cash used in financing activities was $62.9 million for the year ended December 31, 2001, resulting from: (i) scheduled principal payments of our existing long-term debt of $38.2 million, (ii) a paydown of $9.9 million of our revolving line of credit, and (iii) repayment of existing long-term debt of $13.9 million from the proceeds of the sale of the manufacturing assets.

On February 15, 2002, we issued $200.0 million aggregate principal amount of 10 3/8% Senior Notes due 2009 ("Senior Notes") in a private placement exempt from registration under the Securities Act of 1933, as amended. We also closed, concurrent with the Senior Notes, a new $75.0 million senior secured revolving line of credit ("New Revolving Credit Facility"). The proceeds from these transactions were used to retire the existing revolving line of credit, Tranche A & B term loans, and for fees related to the transaction.

The Senior Notes mature on February 15, 2009 and do not require any prepayments of principal prior to maturity. Interest on the Senior Notes accrued from February 15, 2002, and is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002. Payment of principal and interest on the Senior Notes is guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. On and after February 15, 2006, we may redeem all or part of the Senior Notes at 105.188% of principal amount during the 12 month period commencing on February 15, 2006, at 102.594% of principal amount if redeemed during the 12-month period commencing on February 15, 2007, and at 100% of principal amount if redeemed on or after February 15, 2008. Before February 15, 2002, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of Senior Notes remains outstanding after the redemption. Upon the occurrence of certain specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder of a Senior Note will have the right to require us to repurchase all or a portion of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. The indenture limits our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

The New Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions led by BNP Paribas, is a senior secured revolving credit facility providing for loans of up to $75.0 million and will terminate on February 15, 2007. Borrowings under the New Revolving Credit Facility will bear interest, at our option, at an annual rate equal to LIBOR plus 3.50% or the Base Rate (as defined in the

New Revolving Credit Facility) plus 2.50% in each case, subject to adjustments based on financial performance. Our obligations under the New Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries' shares, all of our assets and all of the assets of our subsidiaries. Borrowings under the New Revolving Credit Facility are prepayable at any time without premium or penalty. The New Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants.

The New Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the New Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Senior Notes and obligations under the New Revolving Credit Facility. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments of the Company as of December 31, 2001:

                                                                 Payments Due by Period (000s)
                                          --------------------------------------------------------------------------
                                            Total      2002      2003       2004      2005      2006     Thereafter
                                          --------------------------------------------------------------------------
Long-term debt                             397,827    30,512    24,066     95,494    38,968    57,825      150,962
Redeemable preferred stock                 128,726         -         -          -         -         -      128,726
Operating leases                            72,546    20,176    16,826     12,928     9,160     5,628        7,828
Unconditional purchase commitments          42,900     7,500     8,500      9,500     8,700     8,700            -
Other long-term obligations                  8,893     5,487     2,160        534       186       154          372
                                          --------------------------------------------------------------------------
Total contractual cash obligations        $650,892   $63,675   $51,552   $118,456   $57,014   $72,307     $287,888
                                          ==========================================================================

The following table sets forth the pro forma contractual obligations and commercial commitments of the Company as of December 31, 2001 to reflect the effect of the issuance of new Senior Notes and the new Revolving Credit Facility that closed on February 15, 2002:

                                                                 Payments Due by Period (000s)
                                          --------------------------------------------------------------------------
                                            Total      2002      2003       2004      2005      2006     Thereafter
                                          --------------------------------------------------------------------------
Long-term debt                             397,827    11,313     4,867      1,496       571       230      379,350
Redeemable preferred stock                 128,726         -         -          -         -         -      128,726
Operating leases                            72,546    20,176    16,826     12,928     9,160     5,628        7,828
Unconditional purchase commitments          42,900     7,500     8,500      9,500     8,700     8,700            -
Other long-term obligations                  8,893     5,487     2,160        534       186       154          372
                                          --------------------------------------------------------------------------
Total contractual cash obligations        $650,892   $44,476   $32,353    $24,458   $18,617   $14,712     $516,276
                                          ==========================================================================

Selected Operating Data

The following table sets forth selected operating data for the periods indicated:

                                      1997     1998     1999    2000    2001
                                      ---------------------------------------
Patient care centers                   213      256     617     620     597
Certified practitioners                249      321     962     888     867
Number of states (including D.C.)       30       31      42      45      45
Same-center net sales growth (1)      11.7%    11.1%    4.1%    6.0%    6.8%

------------
(1) Net sales contributed by those patient-care centers that we owned and operated during the entire year as well as the entire prior year.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. To manage that risk, in March 2002, we entered into interest rate swaps to modify our exposure to interest rate movements and reduce borrowing costs. We entered into $100.0 million fixed-to-floating interest rate swaps, consisting of floating rate instruments benchmarked to LIBOR. We are exposed to potential losses in the event of nonperformance by the counterparties to the swap agreements.

Critical Accounting Estimates

The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in Note B to the consolidated financial statements as presented elsewhere in this Annual Report on Form 10-K. The Company believes the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     o Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice. Deferred revenue represents deposits made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts. Management regularly assesses the recoverability of the related amounts of receivable from the vendors that participate in the related cooperative advertising programs.

     o Inventories: Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. Management adjusts its reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items are in excess of its market price.

     o Intangible Assets: Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses and is amortized using the straight-line method over 40 years. Non-compete agreements are recorded based on agreements entered into by the Company and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. The remainder of the intangible assets are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Impairment is recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.

New Accounting Standards

On June 29, 2001, the FASB unanimously approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

     SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written of immediately as an extraordinary gain rather than being deferred and amortized. The Company did not have a material impact from the adoption of SFAS 141 on its financial statements as no acquisitions were made subsequent to June 30, 2001.

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

     The Company adopted SFAS 142 effective January 1, 2002. Due to the application of the nonamortization provisions of SFAS 142, annual amortization in the amount of $12.8 million will no longer be recorded. In addition, the Company will reclassify an assembled workforce intangible asset with an unamortized balance of $4.8 million (along with a deferred tax liability of $2.0 million) to goodwill at the date of adoption.

     The Company will test goodwill for impairment using a two-step process prescribed in SFAS 142. The first step is to identify or screen for potential impairment, while the second step is to measure the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company is in the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assts that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company does not expect SFAS No. 144 to have a material effect on its financial statements.

Other

Inflation has not had a significant effect on our operations, as increased costs to us generally have been offset by increased prices of products and services sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

     In the normal course of business, we are exposed to fluctuations in interest rates. We address this risk by using interest rate swaps from time to time. At December 31, 2001 there were no interest rate swaps outstanding. In March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100 million, as discussed in Note H to Hanger's Consolidated Financial Statements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K.
          ------------------------------------------------------

          (a)  Financial Statements and Financial Statement Schedule:

               (1)  Financial Statements:

Hanger Orthopedic Group, Inc.
-----------------------------

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2000
 and 2001

Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Changes in Shareholders'
 Equity for the years ended December 31, 1999, 2000
 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

               (2)  Financial Statements Schedule:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:


          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K on October 9, 2001 to report under Item 5 its sale of certain manufacturing assets of its wholly-owned subsidiary, Seattle Orthopedic Group, Inc. to United States Manufacturing Company, LLC.

               The Company also filed a Current Report on Form 8-K on February 19, 2002, reporting pursuant to Item 5 the sale on February 15, 2002 of $200 million principal amount of 10 ?% Senior Notes due 2009 and the establishment of a new revolving credit facility.

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

   10(f) 1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Proxy Statement, dated July 28, 1999, relating to the Registrant's Annual Meeting of Stockholders held on September 8, 1999.)*

   10(g) 1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191).)*

   10(h) Employment and Non-Compete Agreement, dated as of November 1, 1996, and Amendment No. 1 thereto, dated January 1, 1997, between the Registrant and H.E. Thranhardt. (Incorporated herein by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)*

-----------------------------
*  Management contract or compensatory plan

   10(i) Employment and Non-Compete Agreement, dated as of November 1, 1996, between the Registrant and John McNeill. (Incorporated herein by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)*

   10(j) Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopaedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)

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

-----------------------------
*  Management contract or compensatory plan

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

   10(v) Purchase Agreement, dated as of February 8, 2002, among Hanger Orthopedic Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. (Incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated February 15, 2002.)

   10(w) Indenture, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors and Wilmington Trust Company as trustee, relating to the 10 ?% Senior Notes due 2009. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 15, 2002.)

   10(x) Registration Rights Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 15, 2002.)

   10(y) Credit Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., BNP Paribas Securities Corp. as administrative agent, and various other lenders. (Incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated February 15, 2002.)

   10(z) Employment Agreement, dated as of April 29, 1999, between the Registrant and Ivan R. Sabel. (Incorporated herein by reference to Exhibit 10(r) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

   10(aa) Employment Agreement, dated as of July 1, 1999, between the Registrant and Rick Taylor. (Incorporated herein by reference to Exhibit 10(u) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

   10(bb) Employment Agreement, dated as of November 1, 1996, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

   10(cc) Employment Agreement, dated as of August 29, 2001, between the Registrant and George McHenry. (Filed herewith.)*

   10(dd) Employment Agreement, dated as of January 2, 2002, between the Registrant and Thomas Kirk. (Filed herewith.)*

-----------------------------
*  Management contract or compensatory plan

   21          List of Subsidiaries of the Registrant. (Filed herewith.)

   23          Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HANGER ORTHOPEDIC GROUP, INC.



Dated:  March 29, 2002                 By:  /s/ Ivan R. Sabel
                                          --------------------------------------
                                            Ivan R. Sabel, CPO
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:   March 29, 2002                     /s/ Ivan R. Sabel
                                            ------------------------------------
                                            Ivan R. Sabel, CPO
                                            Chairman, Chief Executive Officer
                                            and Director (Principal
                                            Executive Officer)



Dated:   March 29, 2002                     /s/ George E. McHenry
                                            ------------------------------------
                                            George E. McHenry
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Dated:   March 29, 2002                     /s/ Glenn M. Lohrmann
                                            ------------------------------------
                                            Glenn M. Lohrmann
                                            Controller
                                            (Chief Accounting Officer)

Dated:   March 28, 2002                     /s/ Mitchell J. Blutt
                                            ------------------------------------
                                            Mitchell J. Blutt, M.D.
                                            Director


Dated:  March 27, 2002                      /s/ Edmond E. Charrette
                                            ------------------------------------
                                            Edmond E. Charrette, M.D.
                                            Director


Dated: March 29, 2002                       /s/ Thomas P. Cooper
                                            ------------------------------------
                                            Thomas P. Cooper, M.D.
                                            Director


Dated:   March ____, 2002
                                            ------------------------------------
                                            Robert J. Glaser, M.D.
                                            Director


Dated:  March ____, 2002
                                            ------------------------------------
                                            Eric Green
                                            Director


Dated:  March 29, 2002                      /s/ C. Raymond Larkin, Jr.
                                            -----------------------------------
                                            C. Raymond Larkin, Jr.
                                            Director


Dated:  March 29, 2002                      /s/ Risa J. Lavizzo-Mourey
                                            -----------------------------------
                                            Risa J. Lavizzo-Mourey, M.D.
                                            Director


Dated:   March 29, 2002                     /s/ H.E. Thranhardt
                                            ------------------------------------
                                            H.E. Thranhardt, CPO
                                            Director

                          INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.

Report of Independent Accountants                                            F-1

Consolidated balance sheets as of December 31, 2000
 and 2001                                                                    F-2

Consolidated statements of operations for the years
  ended December 31, 1999, 2000 and 2001                                     F-4

Consolidated statements of changes in shareholders'
  equity for the years ended December 31, 1999,
  2000 and 2001                                                              F-5

Consolidated statements of cash flows for the years
  ended December 31, 1999, 2000 and 2001                                     F-6

Notes to Consolidated Financial Statements                                   F-7

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                              S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Hanger Orthopedic Group, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PRICEWATERHOUSECOOPERS LLP



McLean, Virginia
March 12, 2002

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

           (Dollars in thousands, except share and per share amounts)
                                                                                     December 31,
                                                                        ---------------------------------------
                                                                               2000                2001
                                                                        -------------------  ------------------
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $ 20,669            $ 10,043
     Accounts receivable, less allowances for doubtful accounts
         of $23,005 and $17,625 in 2000 and 2001, respectively                     111,210             104,040
     Inventories                                                                    61,223              55,946
     Prepaid expenses and other assets                                               4,262               3,868
     Income taxes receivable                                                         6,325               1,033
     Deferred income taxes                                                          20,038              20,957
                                                                        -------------------  ------------------
         Total current assets                                                      223,727             195,887
                                                                        -------------------  ------------------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                            4,177               4,078
     Buildings                                                                       8,876               8,629
     Machinery and equipment                                                        31,393              28,675
     Furniture and fixtures                                                          9,968               9,967
     Leasehold improvements                                                         16,925              18,027
                                                                        -------------------  ------------------
                                                                                    71,339              69,376
     Less accumulated depreciation and amortization                                 24,345              31,598
                                                                        -------------------  ------------------
                                                                                    46,994              37,778
                                                                        -------------------  ------------------

INTANGIBLE ASSETS
     Excess cost over net assets acquired                                          490,724             477,601
     Non-compete agreements                                                          1,426                 899
     Patents                                                                         9,924               8,100
     Assembled work force                                                            7,000               7,000
     Other intangible assets                                                         1,165               1,125
                                                                        -------------------  ------------------
                                                                                   510,239             494,725
     Less accumulated amortization                                                  33,037              42,345
                                                                        -------------------  ------------------
                                                                                   477,202             452,380
                                                                        -------------------  ------------------

OTHER ASSETS
     Debt issuance costs, net                                                       12,421              10,846
     Other assets                                                                    1,474               3,016
                                                                        -------------------  ------------------
         Total other assets                                                         13,895              13,862
                                                                        -------------------  ------------------

TOTAL ASSETS                                                                     $ 761,818           $ 699,907
                                                                        ===================  ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                         HANGER ORTHOPEDIC GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except share and per share amounts)

                                                                                       December 31,
                                                                            ------------------------------------
                                                                                  2000                 2001
                                                                            ---------------      ---------------
                  LIABILITIES, REDEEMABLE PREFERRED STOCK
                           SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                            $ 37,595             $ 30,512
     Accounts payable                                                               17,809               16,901
     Accrued expenses                                                                9,689                8,196
     Accrued interest payable                                                        7,559                2,017
     Accrued compensation related cost                                              17,385               29,045
                                                                            ---------------      ---------------
        Total current liabilities                                                   90,037               86,671

Long-term debt, less current portion                                               422,838              367,315
Deferred income taxes                                                               26,026               26,495
Other liabilities                                                                    2,656                3,013
                                                                            ---------------      ---------------
        Total liabilities                                                          541,557              483,494
                                                                            ---------------      ---------------

7% Redeemable Convertible Preferred stock, liquidation preference
        $1,000 per share                                                            65,881               70,739
                                                                            ---------------      ---------------

Commitments and contingent liabilities (See Notes K and L)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 60,000,000 shares authorized,
        18,910,002 shares and 19,057,876 shares issued and
        outstanding in 2000 and 2001, respectively                                     190                  191
     Additional paid-in capital                                                    146,498              146,674
     Retained earnings (accumulated deficit)                                         8,348                 (535)
                                                                            ---------------      ---------------
                                                                                   155,036              146,330
     Treasury stock, cost -- (133,495 shares)                                         (656)                (656)
                                                                            ---------------      ---------------
                                                                                   154,380              145,674
                                                                            ---------------      ---------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                                                     $ 761,818             $699,907
                                                                            ===============      ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                     HANGER ORTHOPEDIC GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Years Ended December 31,
                       (Dollars in thousands, except share and per share amounts)

                                                                         1999              2000                2001
                                                                   ---------------     --------------     ---------------
Net sales                                                               $ 346,826          $ 486,031           $ 508,053
Cost of goods sold                                                        169,076            251,368             240,868
                                                                   ---------------     --------------     ---------------
Gross profit                                                              177,750            234,663             267,185

Selling, general and administrative                                       113,995            177,392             182,972
Depreciation and amortization                                               6,538             11,178              12,488
Amortization of excess cost over net assets acquired                        7,520             12,150              12,198
Unusual charges                                                             6,340              2,364              24,438
                                                                   ---------------     --------------     ---------------
Income from operations                                                     43,357             31,579              35,089

Interest expense, net                                                     (22,177)           (47,072)            (43,065)
                                                                   ---------------     --------------     ---------------
Income (loss) before taxes                                                 21,180            (15,493)             (7,976)

Provision (benefit) for income taxes                                       10,194             (1,497)                907
                                                                   ---------------     --------------     ---------------
Net income (loss)                                                        $ 10,986          $ (13,996)           $ (8,883)
                                                                   ===============     ==============     ===============
Net income (loss) applicable to common stock                              $ 8,831          $ (18,534)          $ (13,741)
                                                                   ===============     ==============     ===============

Basic Per Common Share Data
Net income (loss) applicable to common stock                               $ 0.47            $ (0.98)            $ (0.73)
                                                                   ===============     ==============     ===============

Shares used to compute basic per common share amounts                  18,854,751         18,910,002          18,920,094
                                                                   ===============     ==============     ===============

Diluted Per Common Share Data
Net income (loss) applicable to common stock                               $ 0.44            $ (0.98)            $ (0.73)
                                                                   ===============     ==============     ===============

Shares used to compute diluted per common share amounts                20,005,282         18,910,002          18,920,094
                                                                   ===============     ==============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                         HANGER ORTHOPEDIC GROUP, INC
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             For the Years Ended December 31, 1999, 2000 and 2001
                                                (In thousands)

                                                                     Retained
                                                       Additional    Earnings
                                Common      Common      Paid in     (Accumulated   Treasury
                                Shares       Stock      Capital       Deficit)       Stock         Total
                               --------   ---------    ----------    ---------     ----------    ---------
Balance, December 31,
  1998                          18,692    $     188    $ 144,970     $  18,051     $    (656)    $ 162,553
Preferred dividends
  declared                        --           --           --          (2,118)         --          (2,118)
Accretion of Preferred
  Stock                           --           --           --             (37)         --             (37)
Net Income                        --           --           --          10,986          --          10,986
Issuance of Common
  Stock in connection
  with the exercise
  of stock options                 184            2          861          --            --             863
Issuance of Common Stock
  in connection with
  acquisitions                      23         --            500          --            --             500
Conversion of Seller
  Notes into shares of
  Common Stock                      11         --            167          --            --             167
                             ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31,
  1999                          18,910          190      146,498        26,882          (656)      172,914
                             ---------    ---------    ---------     ---------     ---------     ---------
Preferred dividends
  declared                        --           --           --          (4,464)         --          (4,464)
Accretion of Preferred
  Stock                           --           --           --             (74)         --             (74)
Net Loss                          --           --           --         (13,996)         --         (13,996)
                             ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31,
  2000                          18,910          190      146,498         8,348          (656)      154,380
                             ---------    ---------    ---------     ---------     ---------     ---------
Preferred dividends
  declared                        --           --         (4,784)         --            --          (4,784)
Accretion of Preferred
  Stock                           --           --            (74)         --            --             (74)
Net Loss                          --           --           --          (8,883)         --          (8,883)
Issuance of Common Stock
  in connection with the
  exercise of stock
  options                           77         --            250          --            --             250
Issuance of stock options
  in connection with
  Performance Improvement
  Plan                            --           --          4,785          --            --           4,785
Issuance of Common Stock
  in connection with the
  exercise of warrants              71            1           (1)         --            --            --
                             ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31,
  2001                          19,058    $     191    $ 146,674     $    (535)    $    (656)    $ 145,674
                             =========    =========    =========     =========     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                 HANGER ORTHOPEDIC GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Years Ended December 31,
                                    (Dollars in thousands)
                                                                                 1999               2000              2001
                                                                             --------------    ---------------   ---------------
Cash flows from operating activities:
     Net income (loss)                                                            $ 10,986          $ (13,996)         $ (8,883)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in)
     operating activities:
     Loss on disposal of assets                                                         37                  -             7,997
     Provision for bad debts                                                        15,046             23,740            21,961
     Depreciation and amortization                                                   6,538             11,178            12,488
     Amortization of excess cost over net assets acquired                            7,520             12,150            12,198
     Amortization of debt discount and debt issue costs                              1,059              2,436             2,747
     Deferred income taxes (benefit)                                                   662             (3,200)             (328)
     Restructuring costs                                                             1,305                654             3,688
     Stock-based compensation in connection with performance
       improvement plan                                                                  -                  -             4,785
     Changes in assets and liabilities, net of effects from
       acquired companies:
        Accounts receivable                                                        (19,367)           (31,089)          (15,851)
        Inventories                                                                (10,372)            (1,113)            2,043
        Prepaid, other assets, and income taxes receivable                          (2,493)               259             6,543
        Other assets                                                                 1,156                273               417
        Accounts payable                                                             2,896                982              (462)
        Accrued expenses and interest                                               (4,638)             5,103           (10,333)
        Accrued compensation related costs                                          (6,127)            (1,287)           11,798
        Other liabilities                                                           (4,432)            (2,483)              358
                                                                             --------------    ---------------   ---------------
Net cash provided by (used in) operating activities                                   (224)             3,607            51,166
                                                                             --------------    ---------------   ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                                      (12,598)            (9,845)           (6,697)
     Acquisitions, net of cash acquired                                           (432,291)            (9,958)           (8,277)
     Cash received pursuant to purchase price adjustment                                 -             24,700                 -
     Proceeds from sale of certain assets, net of cash                                 397                  -            16,079
     Purchase of other intangible assets                                              (503)              (273)                -
                                                                             --------------    ---------------   ---------------
Net cash provided by (used in) investing activities                               (444,995)             4,624             1,105
                                                                             --------------    ---------------   ---------------
Cash flows from financing activities:
     Net borrowings (repayments) under revolving
       credit agreement                                                             55,000             29,700            (9,900)
     Repayment of term loans                                                             -             (8,250)          (38,163)
     Proceeds from long-term debt                                                  350,000                  -                 -
     Repayment of long-term debt                                                    (9,089)           (13,521)          (13,912)
     Increase in financing costs                                                   (14,691)            (1,226)           (1,172)
     Proceeds from issuance of Preferred Stock, net                                 59,188                  -                 -
     Proceeds from issuance of Common Stock                                            863                  -               250
                                                                             --------------    ---------------   ---------------
Net cash provided by (used in) financing activities                                441,271              6,703           (62,897)
                                                                             --------------    ---------------   ---------------
Increase (decrease) in cash and cash equivalents                                    (3,948)            14,934           (10,626)
Cash and cash equivalents at beginning of year                                       9,683              5,735            20,669
                                                                             --------------    ---------------   ---------------
Cash and cash equivalents at end of year                                           $ 5,735           $ 20,669          $ 10,043
                                                                             ==============    ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

       Hanger Orthopedic Group, Inc. is the nation's largest owner and operator of orthotic & prosthetic ("O&P") patient care centers. In addition to providing O&P patient-care services through its operating subsidiaries, the Company also distributes components and finished patient-care products to the O&P industry primarily in the United States. Hanger's subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

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

       Fair Value of Financial Instruments: The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt, excluding its senior subordinated notes, approximates fair value based on using rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the senior subordinated notes, as of December 31, 2001, was $139.5, as compared the carrying value of $150.0 million at that date. The fair value of the senior subordinated notes was based on quoted market prices at December 31, 2001.

       Inventories: Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In the fourth quarter of 2000 and 2001, the Company recorded a book-to-physical adjustment loss of $9.6 million and income of $4.2 million, respectively. The Company treated this adjustment as a change in accounting estimate in accordance with the provisions of Accounting Principles Board Opinion No. 20.

       Long-Lived Asset Impairment: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows such as: a significant decrease in the market value of the Company's assets; or a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; or a significant adverse change in third-party reimbursement requirements. If it is determined that an impairment loss has occurred based on expected cash flows undiscounted, before interest and taxes, then the extent of the impairment is calculated, based on discounted cash flows and the loss is recognized in the statement of operations.

       Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: machinery and equipment and furniture and fixtures - 5 years; leasehold improvements - shorter of the asset life or term of lease; and buildings - 10-20 years. Depreciation expense was approximately $5.3 million, $9.0 million and $10.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

       Intangible Assets: Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses and is amortized using the straight-line method over 40 years. Non-compete agreements are recorded based on agreements entered into by the Company and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. Remainder of the intangible assets are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. See also New Accounting Standards below for expected changes in amortization of intangibles.

       Debt Issue Costs: Debt issue costs incurred in connection with the Company's long-term debt are being amortized through the maturity of the related debt instrument. Amortization of these costs are included in interest expense in the consolidated statement of operations.

       Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice. Deferred revenue represents deposits made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts.

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

       Segment Information: SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The description of the Company's reportable segments and the disclosure of segment information pursuant to SFAS 131 are presented in Note P.

       Reclassifications: Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

       New Accounting Standards: On June 29, 2001, the FASB unanimously approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

       SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written of immediately as an extraordinary gain rather than being deferred and amortized. The Company did not have a material impact from the adoption of SFAS 141 on its financial statements as no acquisitions were made subsequent to June 30, 2001.

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

       The Company adopted SFAS 142 effective January 1, 2002. Due to the application of the nonamortization provisions of SFAS 142, annual amortization in the amount of $12.8 million will no longer be recorded. In addition, the Company will reclassify an assembled workforce intangible asset with an unamortized balance of $4.8 million (along with a deferred tax liability of $2.0 million) to goodwill at the date of adoption.

       The Company will test goodwill for impairment using a two-step process prescribed in SFAS 142. The first step is to identify or screen for potential impairment, while the second step is to measure the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company is in the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

       In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assts that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company does not expect SFAS No. 144 to have a material effect on its financial statements.


NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

       The following are the supplemental disclosure requirements for the statements of cash flows:

                                                                    1999         2000        2001
                                                                    ----         ----        ----
                                                                            (in thousands)
Cash paid during the period for:
Interest                                                         $ 18,261     $  42,645     $ 47,382
Income taxes                                                     $ 12,400     $   2,666     $  1,822

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion                 $   2,155    $   4,538     $  4,858
Issuance of notes in connection with acquisitions                $   3,006    $   2,874     $      -
Issuance of Common Stock in connection with acquisitions         $     500    $       -     $      -
Conversion of seller notes into shares of Common Stock           $     167    $       -     $      -

NOTE D - ACQUISITIONS

       On July 1, 1999, the Company completed the acquisition of NovaCare O&P, which has been accounted for as a business combination in accordance with the purchase method. The results of operations for this acquisition have been included in the Company's results since July 1, 1999. Hanger required approximately $430.2 million in cash to close the acquisition of NovaCare O&P, to pay approximately $20.0 million of related fees and expenses, including debt issue costs of approximately $16.0 million, and to refinance existing debt of approximately $2.5 million. The funds were raised by Hanger through (i) borrowing approximately $230.0 million of revolving credit and term loans under a new bank facility; (ii) selling $150.0 million principal amount of 11.25% Senior Subordinated Notes due 2009; and (iii) selling $60.0 million of 7% Redeemable Preferred Stock. The bank credit facility consisted of a $100.0 million revolving credit facility, of which $30.0 was drawn on in connection with the acquisition of NovaCare O&P, a Tranche A term facility and a Tranche B term facility.

       Following the acquisition of NovaCare O&P in 1999, the Company and NovaCare disagreed regarding the determination of the amount of NovaCare O&P adjusted working capital. On February 25, 2000, the Company and NovaCare submitted the matter to the independent arbitrator in accordance with the dispute resolution arbitration mechanism provided under the Stock Purchase Agreement. On May 22, 2000, an independent arbitrator issued its report concluding that the Company was entitled to the working capital deficiency of approximately $25.1 million, representing the required decrease in the purchase price previously paid by the Company for NovaCare O&P. On May 25, 2000, the escrow agent released $15.0 million of escrowed funds to the Company. Pursuant to the Stock Purchase Agreement, the Company was entitled to receive the approximately $10.1 million balance of the working capital deficiency on or before June 21, 2000.

       On June 5, 2000, NovaCare (the name of which was changed to NAHC, Inc.) filed a Complaint contesting the arbitrator's decision. On June 30, 2000, the Company entered into a Settlement Agreement with NovaCare providing for dismissal of the litigation and execution of a mutual release relating to currently unknown matters arising from the acquisition. In addition, the Settlement Agreement provided that of the $10.1 owed by NovaCare to the Company, $6.0 million would be paid immediately by NovaCare and NovaCare would execute a collateralized promissory note in the principal amount of $3.7 million, plus 7% annual interest, payable monthly over the following six months. All payments required by the settlement were paid when due.

       During 1999, the Company acquired five other orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $12.1 million, comprised of $8.6 million, in cash, $2.9 million in promissory notes and 23,000 shares of Common Stock of the Company valued at $0.5 million. The notes are payable over five years with interest rates ranging from 6% to 8%. The cash portion of the purchase price for these acquisitions was borrowed under the Company's revolving credit facility.

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

       The Company did not acquire any companies during 2001.

       All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition.

       In connection with the acquisition of NovaCare, the Company assumed responsibility for payments of earnouts and working capital provisions related to acquisitions made prior to July 1, 1999. In connection with these agreements and the Company's acquisitions prior to 2001, the Company paid $10.0 million, $8.4 million and $8.3 million in 1999, 2000, and 2001, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay an additional $5.2 million related to earnout provisions in future periods.

NOTE E - UNUSUAL CHARGES

Summary

       Unusual charges for the years ended December 31, 1999, 2000, and 2001 consist of the following costs, which are explained below:

                                              1999        2000         2001
                                              ----        ----         ----
                                                    (in thousands)

Integration costs                          $    5,035   $    1,710   $        -
Restructuring and asset impairment costs        1,305          654        3,688
Performance improvement costs                       -            -        7,892
Stock based compensation in connection
  with performance improvement plan                 -            -        4,785
Impairment loss on assets held for sale             -            -        8,073
                                          --------------------------------------
Unusual charges                            $    6,340   $    2,364   $   24,438
                                          ======================================

Integration Costs

       During the year ended December 31, 1999, in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $5.0 million, including costs of changing patient care center names, payroll and related benefits, conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs were expensed as incurred and recorded against operations. Additionally, during the year ended December 31, 2000, the Company recorded approximately $1.7 million in integration expenses.

Restructuring and Asset Impairment Costs

       Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

                                                                     Lease
                                                      Employee     Termination        Total
                                                     Severance      and other     Restructuring
                                                       Costs        Exit Costs       Reserve
------------------------------------------------------------------------------------------------
                                                                 (in thousands)
1999 & 2000 Restructuring Reserve
Balance at December 31, 1998                            $  --         $  --          $  --
Provision for existing Hanger Business                      223         1,082          1,305
Provision for existing NovaCare O&P Business              3,145         2,570          5,715
Spending                                                 (1,768)         (660)        (2,428)
                                                        -------       -------        -------
Balance at December 31, 1999                              1,600         2,992          4,592
Provision                                                 1,035          --            1,035
Spending                                                 (1,942)         (913)        (2,855)
Amendment to Plan                                          --            (672)          (672)
                                                        -------       -------        -------
Balance at December 31, 2000                                693         1,407          2,100
Spending                                                   (693)         (307)        (1,000)
Amendment - favorable buyout and sublease activity         --            (771)          (771)
                                                        -------       -------        -------
Balance at December 31, 2001                               --             329            329
                                                        -------       -------        -------

2001 Restructuring Reserve
Balance at December 31, 2000                               --            --             --
Provision                                                 1,208         3,251  *       4,459
Spending                                                 (1,158)       (1,365)        (2,523)
Favorable buyout and sublease activity                     --            (739)          (739)
Amendment to plan for seven additional properties          --             739            739
                                                        -------       -------        -------
Balance at December 31, 2001                                 50         1,886          1,936
                                                        -------       -------        -------

1999, 2000, and 2001 Restructuring Reserves
                                                        -------       -------        -------
Balance at December 31, 2001                            $    50       $ 2,215        $ 2,265
                                                        =======       =======        =======

* Includes $0.5 million of asset impairment for impaired leasehold improvements at branches to be vacated.

       During 1999, the Company accrued approximately $1.3 million for the costs associated with the restructuring of the existing Hanger operations in conjunction with the NovaCare O&P acquisition and the Company has recorded such charges in the statement of operations as an unusual charge. The Company also recorded approximately $5.7 million in restructuring liabilities for the costs associated with the restructuring of the NovaCare O&P operations and allocated such costs to the purchase price of NovaCare O&P in accordance with purchase accounting requirements, resulting in an increase to goodwill with no immediate impact to the statement of operations.

       The 1999 restructuring costs primarily included severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees was estimated at approximately $3.4 million. Lease termination costs, for patient care centers closed, were estimated at $3.5 million, are cash expenses and are expected to be paid through 2003. During 1999, 54 patient care centers were identified for closure. As of December 31, 2000, all of the reduction in force had been completed. Management decided to amend the original restructuring plan which called for the closure of 54 patient care centers. As of December 31, 2000, 44 of the patient care centers were closed and management reversed approximately $0.7 million of the restructuring reserve providing an approximate restructuring benefit during the fourth quarter 2000 of $0.4 million and a reduction of goodwill of approximately $0.3 million.

       During the fourth quarter of 2000, management implemented a plan to sever 234 employees in an effort to reduce general and administrative expenses. The Company recorded approximately $1.0 million in restructuring expense (this amount is offset by approximately $0.4 million restructuring benefit described above). Those expenses were paid in January of 2001, thus completing the plan of restructuring.

       During 2001, management amended the lease restructuring component of the 2000 plan. The amendment of $0.8 million occurred in the second quarter of 2001 and resulted from favorable lease buyouts and sublease activity.

       In connection with the implementation of the Jay Alix & Associates ("JA&A") initiatives, the Company recorded in the second quarter of 2001 approximately $3.7 million in restructuring and asset impairment costs ($4.5 million expense for the 2001 restructuring reserve offset by the above mentioned $0.8 million benefit). The plan called for the closure of 37 facilities and the termination of approximately 135 additional employees. In the fourth quarter of 2001, the lease restructuring component of the plan was amended as seven additional properties, which were originally contemplated but not finalized, were added to the list of restructured facilities. An amended restructuring reserve of $0.7 million was recorded for these properties. Favorable buyouts and sublease activity related to the original 37 facilities resulted in a favorable reversal of the restructuring reserve of $0.7 million. As of December 2001, all properties except for the seven in the amendment had been vacated and 133 of the employees had been terminated. All payments under the severance initiative are expected to be made during the first quarter of 2002. All properties in the lease initiative are expected to be vacated by the end of the second quarter of 2002. All payments under the plan for lease and severance costs are expected to be paid by December 31, 2004.

Performance Improvement Costs

       In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. As such, on December 11, 2000, the Company retained the services of JA&A to assist in identifying areas for cash generation and profit improvement. Subsequent to the completion of this diagnostic phase, the Company modified and extended the retention agreement on January 23, 2001 to include the implementation of certain, aforementioned restructuring activities. Among the targeted plans were spending reductions, improvements in the utilization and effectiveness of support services, including claims processing, the refinement of materials purchasing and inventory management and the consolidation of distribution services. In addition, the Company planned to enhance revenues and cash collections through improved marketing efforts and more efficient billing procedures.

       The terms of the engagement provided for payment of JA&A's normal hourly fees plus a success fee if certain defined benefits were achieved. Management elected, at the time the agreement was signed, to pay one-half of any earned success fee in cash, with the remaining one-half of the success fee to be paid through a grant of options to purchase the Company's common stock. All the options were to be granted with an exercise price of $1.40 per share, which was the average closing price of the Company's common stock for all trading days during the period from December 23, 2000 through January 23, 2001. The number of options was to be determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The options were to be granted within 30 days of each invoice, were to be exercisable beginning with the sixth month following each award and were to expire five years from the termination of JA&A's engagement.

       JA&A's work was substantially complete on December 31, 2001. As of December 31, 2001, the total hourly cash fees and expenses paid to JA&A were $4.6 million. During the fourth quarter of 2001, JA&A invoiced the Company for the success fees upon the accomplishment of benefits defined in the engagement letter. The Company paid half of the success fee in cash totaling $1.1 million and the remaining half with approximately options for 1.2 million shares, as determined above, with an estimated fair value of $4.8 million. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

Impairment Loss on Assets Held for Sale

       On October 9, 2001, the Company completed the sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc., ("SOGI") to United States Manufacturing Company ("USMC"). The purchase price was $20.0 million, of which $3.0 million was placed in an escrow account for a period of up to three years. During the escrow period, the escrowed funds will be released to the Company in amounts and at times that will be determined on the basis of the amounts of purchases made by Hanger from USMC under the terms of a separate supply agreement entered into among the parties (see Note K). The Company incurred an impairment loss of ($8.1) million on the disposal of SOGI's manufacturing assets, which has been reflected in the Company's statement of operations.

       For the year ended December 31, 2001, the results of operations of SOGI's manufacturing activities, including intercompany transactions during that same period were:


                                                             (in thousands)
Net sales                                                     $       8,633
Cost of products and services sold                                    5,891
                                                             --------------
Gross profit                                                          2,742
Selling, general and administrative                                   2,989
Depreciation and amortization                                           918
Amortization of excess cost over net assets acquired                    412
Unusual charges                                                          91
                                                             --------------
Loss from operations                                          $      (1,668)
                                                             ==============


Reconciliation of Loss from SOGI Transaction                 (in thousands)
Accounts receivable                                           $       1,060
Inventory                                                             3,234
Net fixed assets                                                      4,611
Net intangibles                                                      18,584
Other                                                                    61
Liabilities assumed                                                  (1,399)
                                                             --------------
Net book value                                                       26,151
Net proceeds from assets held for sale                               18,078
                                                             --------------
Loss on sale of assets                                        $       8,073
                                                             ==============

NOTE F - NET INCOME PER COMMON SHARE

       Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants, redeemable convertible preferred stock and convertible notes payable and are calculated using the treasury stock method.

         Earnings per share are computed as follows:

                                                                            1999              2000               2001
                                                                            ----              ----               ----
                                                                            (in thousands, except share and per share)

Net income (loss)                                                      $     10,986       $    (13,996)      $     (8,883)
Less preferred stock dividends declared and accretion                        (2,155)            (4,538)            (4,858)
                                                                       ------------       ------------       ------------
Income (loss) available to common
    stockholders used to compute basic per
    common share amounts                                                      8,831            (18,534)           (13,741)

Add back interest expense on convertible note payable, net of tax                51               --                 --
                                                                       ------------       ------------       ------------
Income (loss) available to common stockholders plus assumed
    conversions to compute diluted per common share amounts            $      8,882       $    (18,534)      $    (13,741)
                                                                       ============       ============       ============

Shares of common stock outstanding used to compute basic per
    per common share amounts                                             18,854,751         18,910,002         18,920,094
Effect of convertible note payable                                           92,573               --                 --
Effect of dilutive options                                                  541,834               --                 --
Effect of dilutive warrants                                                 516,124               --                 --
                                                                       ------------       ------------       ------------
Shares used to compute dilutive per common share amounts (1)             20,005,282         18,910,002         18,920,094
                                                                       ============       ============       ============

Basic income per common share                                          $       0.47       $      (0.98)      $      (0.73)
Diluted income per common share                                        $       0.44       $      (0.98)      $      (0.73)


(1)    Excludes the effect of the conversion of the 7% Redeemable Convertible
       Preferred Stock into Common Stock as it is considered anti-dilutive. For
       2000 and 2001, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the years ended December 31, 2000 and 2001.

       Options to purchase 3,345,693 and 5,552,217 shares of common stock and warrants to purchase 830,650 and 360,001 shares of common stock were outstanding at December 31, 2000 and 2001, respectively, and are not included in the computation of diluted income per share due to the Company's net loss for the years ended December 31, 2000 and 2001.

       Options to purchase 665,333 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted income per share for 1999 because the options' prices were greater than the average market price of the common shares.

NOTE G - INVENTORY

         Inventories at December 31, 2000 and 2001 consist of the following:

                          2000             2001
                     -------------------------------
                              (in thousands)

Raw materials        $       29,482   $       27,224
Work in-process              19,885           19,908
Finished goods               11,856            8,814
                    --------------------------------
                     $       61,223   $       55,946
                    ================================


NOTE H - LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2000 and 2001:

                                                                     2000           2001
                                                                 -----------------------------
                                                                        (in thousands)

Revolving credit facility                                         $   84,700    $   74,800
A Term Loan Commitment                                                92,500        63,995
B Term Loan Commitment                                                99,250        89,592
Senior subordinated notes                                            150,000       150,000
Subordinated seller notes, non-collateralized net of
   unamortized discount of $0.1 million at December 31,
   2000 and 2001 with  principal and interest payable in
   either monthly, quarterly or annual installments at
   effective interest rates ranging from 6% to 12.287%,
   maturing through December 2011.                                    33,983        19,440
                                                                 -----------------------------
                                                                     460,433       397,827
Less current portion                                                 (37,595)      (30,512)
                                                                 -----------------------------
                                                                  $  422,838     $ 367,315
                                                                 =============================

       As stated in the Amended Credit Facility, the Revolving Credit Facility carried an interest rate of LIBOR plus 3.50%, or ABR plus 2.50%, and matures on July 1, 2005. The Tranche A Term Facility carried an interest rate of LIBOR plus 3.50%, or ABR plus 2.50% and matures on July 1, 2005. At December 31, 2001, the Tranche A Term Facility required quarterly principal payments of $4.6 million. The Tranche B Term Facility carried an interest rate of LIBOR plus 4.50%, or ABR plus 3.50% and matures on January 1, 2007. At December 31, 2001, the Tranche B Term Facility required quarterly principal payments of $0.2 million through July 1, 2005 and of $14.4 million through January 1, 2007.

       These credit facilities were prepaid in full and the agreements were terminated on February 15, 2002 when the Company issued $200.0 million in new Senior Notes and closed on a new $75.0 million Revolving Credit Facility, as discussed below.

       In February 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009. The notes mature in February 15, 2009, are senior indebtedness and are guaranteed by all of Hanger's domestic subsidiaries. Interest is payable on February 15 and August 15. In addition, in February 2002, the Company closed on a new $75.0 million Revolving Credit Facility. The new Revolving Credit Facility carries an interest rate of LIBOR plus 3.50% and matures on February 15, 2007. Hanger used the $194.0 million net proceeds from the sale of the senior notes, along with approximately $36.9 million it borrowed under the new $75.0 million bank revolving credit facility, to retire approximately $228.4 million of indebtedness, plus related fees and expenses, outstanding under Hanger's previously existing revolving credit and term loan facilities. As a result of retiring the previously existing indebtedness, the Company wrote-off, in February 2002, $4.6 million in unamortized debt issuance costs that had previously been included in other assets.

       Before February 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.375% of the principal amount thereof, plus interest, with the proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after redemption.

       Beginning February 15, 2006 through the date of maturity, the Company may redeem all or part of the Senior Notes, at redemption price as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month period commencing on February 15, 2006 and 2007, the percentage would be 105.188% and 102.594%, respectively. Commencing on February 15, 2008 through the date of maturity, the percentage would be 100%.

       In March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million. The Company entered into the swaps in connection with the sale of the above notes and in order to mitigate its interest rate risk. Under the interest rate swap agreement, the Company will receive amounts based on a fixed interest rate of 10 3/8% per annum. In return, the Company will pay amounts based on a variable interest rate based on the six-month LIBOR plus a spread between 492 and 497 basis points. The Company will receive and pay these amounts semiannually through the maturity date of February 15, 2009. The terms of this agreement are identical to the Senior Notes.

       The Credit Facility with the Banks is collateralized by substantially all the assets of the Company, restricts the payment of dividends, and contains certain affirmative and negative covenants customary in an agreement of this nature.

       The $150.0 million in Senior Subordinated Notes bears interest at 11.25%, and matures on June 15, 2009. Interest is payable on June 15 and December 15. Before June 15, 2002, the Company may choose to buy back up to 33% of the outstanding notes with money the Company might raise in a public equity offering, as long as: (i) the Company pays 111.25% of the face amount of the notes, plus interest; (ii) the Company buys the notes back within 30 days of completing the public equity offering; and (iii) at least 67% of the sum of the aggregate principal amount of notes issued under the indenture remain outstanding immediately after redemption.

       Beginning June 15, 2004 through the date of maturity, the Company may redeem all or part of the Senior Notes, at redemption price as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month period commencing on June 15, 2004, 2005, 2006 and 2007, the percentage would be 105.625%, 104.219%, 102.813% and 101.406%, respectively.
Commencing on June 15, 2008 through the date of maturity, the percentage would be 100%.

       Maturities of long-term debt at December 31, 2001 are as follows:

                 Retired Facilities      Pro Forma *
               ---------------------------------------
                              (in thousands)

2002                    $ 30,512             $ 11,313
2003                      24,065                4,867
2004                      95,494                1,496
2005                      38,968                  571
2006                      57,825                  230
Thereafter               150,963              379,350
              ----------------------------------------
                       $ 397,827            $ 397,827
              ========================================

   * Pro forma maturities reflect the effect of the issuance of new Senior Notes and new Revolving Credit Facility that closed on February 15, 2002

       As of December 31, 2001, the Company had available borrowings of $25.2 million under the Revolving Credit Facility that was retired on February 15, 2002. On February 15, 2002, the Company had available borrowings of $38.1 million under the new Revolving Credit Facility.

NOTE I- INCOME TAXES

       The provisions (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following:

                                                            1999             2000              2001
                                                            ----             ----              ----
                                                                (in thousands)
Current:
Federal                                                $       7,844    $        (194)    $          383
State                                                          1,688            1,897                852
                                                       -------------    -------------     --------------
Total                                                          9,532            1,703              1,235
Deferred:
Federal and State                                                662           (3,200)              (328)
                                                       -------------    -------------     --------------
Provision (benefit) for income taxes                   $      10,194    $      (1,497)    $          907
                                                       =============    =============     ==============

       A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                                     1999                  2000                    2001
                                                                     ----                  ----                    ----
Federal statutory tax rate (benefit)                                     35.0 %             (35.0) %               (35.0) %
Increase in taxes resulting from:
State income taxes (net of federal effect)                                5.6                 6.8                    8.1
Amortization of the excess cost over net assets acquired                  8.2                16.0                   32.3
Other, net                                                               (0.7)                2.5                    6.0
                                                                  -----------         -----------           ------------
Provision (benefit) for income taxes                                     48.1 %              (9.7) %                11.4 %
                                                                  ===========         ===========           ============

       Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                            2000            2001
                                            ----            ----
                                                (in thousands)
Deferred Tax Liabilities:
Book basis in excess of tax                $    903       $    958
Depreciation and amortization                24,685         22,541
Debt issue costs                                640            548
Acquisiton cots                                --            2,448
                                           --------       --------
                                             26,228         26,495
                                           --------       --------
Deferred Tax Assets:
Net operating loss                            1,979          3,678
Accrued expenses                              7,370          8,020
Reserve for bad debts                         9,098          7,519
Other                                          (300)            52
Inventory capitalization and reserves         2,093          1,688
                                           --------       --------
                                             20,240         20,957
                                           --------       --------
Net deferred tax liabilities               $ (5,988)      $ (5,538)
                                           ========       ========

       For Federal tax purposes at December 31, 2001, the Company has available approximately $9.6 million of net operating loss carryforwards expiring during 2020 and 2021.

NOTE J - DEFERRED COMPENSATION

       In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by JEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The accrual related to the deferred compensation arrangements amounted to approximately $2.0 million and $1.1 million at December 31, 2000 and 2001, respectively.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

       In October 2001, the Company entered into a Supply Agreement with USMC, under which it agreed to purchase certain products and components for use solely by Hanger's patient care centers during a five-year period following the date of the Agreement. Hanger is obligated to purchase from USMC at least $7.5 million of products and components during the first year following the date of the Agreement, $8.5 million of products and components during the second year following the Agreement, and $9.5 million of products and components during the third year following the date of the Agreement, subject to certain adjustments. However, in the event purchases during each of the fourth and fifth years are less than $8.7 million, the Company shall pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years are less than $8.7 million.


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

       On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, the Company's Chairman of the Board and Chief Executive Officer of the Company, and Richard A. Stein, the Company's former Chief Financial Officer, Secretary and Treasurer.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

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

       The Company believes that the allegations have no merit and is vigorously defending the lawsuit.

NOTE L - OPERATING LEASES

       The Company leases office space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 2001:

                                          (in thousands)

                    2002                        $ 20,176
                    2003                          16,826
                    2004                          12,928
                    2005                           9,160
                    2006                           5,628
                    Thereafter                     7,828
                                       -----------------
                                                $ 72,546
                                       =================

       Rent expense was approximately $14.8 million, $23.7 million and $23.9 million for the years ended December 31, 1999, 2000 and 2001 respectively.

NOTE M - PENSION AND PROFIT SHARING PLANS

       The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 1999, 2000, and 2001, the Company recorded contributions of $0.9 million, $1.4 million, and $1.2 million under this plan, respectively.

NOTE N - REDEEMABLE PREFERRED STOCK

       The Company has 10.0 million authorized shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics.

       The Company issued $60.0 million of 7% Redeemable Preferred Stock on July 1, 1999 in connection with its acquisition of NovaCare O&P. The 60,000 outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of our non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, the Company must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require principal payments prior to maturity on July 1, 2010. As of December 31, 2001, the shares of 7% Redeemable Preferred Stock have an aggregate redemption balance of $71.4 million.

NOTE O - WARRANTS AND OPTIONS

Warrants

       Prior to 1999, the Company issued warrants to purchase shares of its common stock to the holders of certain notes. At December 31, 2000, warrants to purchase 830,650 shares at prices ranging from $2.44 to $7.65 per share were outstanding. As of December 31, 2000, the warrants had a weighted average exercise price of $5.55 and a weighted average remaining contractual life of
3.10 years.

       During 2001, the Company issued 70,575 shares of its common stock in connection with a cashless exercise of warrants to purchase 225,914 shares. At December 31, 2001, warrants to purchase 360,001 shares at prices ranging from $4.01 to $6.38 per share were outstanding and exercisable. The warrants have a weighted average exercise price of $5.00 and a weighted average remaining contractual life of 4.84 years.

Options

       Under the Company's 1991 Stock Option Plan ("SOP"), 8.0 million shares of Common Stock were authorized for issuance under options that may have been granted to employees. No shares were available for grant at December 31, 2001 as the SOP expired during 2001. Under the SOP, options were granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. Vesting and expiration periods were established by the Compensation Committee of the Board of Directors, generally vested from three to four years following grant and generally expired eight to ten years after grant.

       Under the Company's 1993 Non-Employee Director Stock Option Plan ("Director Plan"), 250,000 shares of Common Stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of Common Stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option vests at the rate of 25% each year for the first four years after the date of grant of the option and each such option expires ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 2000 and 2001 were 62,500 and 32,500, respectively.

       In addition to the SOP, non-qualified options may be granted with exercise prices that are less than the current market value. Accordingly, compensation expense for the difference between current market value and exercise price is recorded over the vesting period.

       The following is a summary of option transactions and exercise prices:

                                      Stock Option Plan                              Non-Employee Director Stock Option Plan
                          ----------------------------------------------------------------------------------------------------------
                                                                       Weighted                                             Weighted
                                Shares           Price per Share       Average         Shares         Price per Share       Average
                          ----------------       ----------------      -------      -----------       ----------------      --------
Outstanding at
  December 31, 1998              1,455,233       $ 2.75 to $22.50      $  9.88          168,875       $ 3.00 to $18.63      $  8.38
Granted                          1,225,000       $10.25 to $20.81      $ 14.72           35,000       $10.25 to $20.81      $ 14.70
Terminated                         (28,424)      $ 4.13 to $22.50      $ 13.01          (42,500)      $ 3.00 to $18.63      $  6.92
Exercised                         (229,621)      $ 2.75 to $13.25      $  6.94             (625)           $6.52            $  6.52
                          -----------------                                         -----------
Outstanding at
  December 31, 1999              2,422,188       $ 2.75 to $22.50      $ 12.57          160,750       $ 3.00 to $20.81      $ 10.00
Granted                          1,304,497       $ 4.63 to $ 5.19      $  4.63           35,000            $5.19            $  5.19
Terminated                        (568,492)      $ 4.13 to $22.50      $  8.26           (8,250)           $6.00            $  6.00
                          -----------------                                         -----------
Outstanding at
  December 31, 2000              3,158,193       $ 2.75 to $22.00      $  9.54          187,500       $ 3.00 to $18.63      $  9.40
Granted                          1,238,297       $ 1.64 to $ 4.03      $  1.67           30,000            $1.65            $  1.65
Terminated                        (267,910)      $ 1.64 to $22.50      $  7.66                -              $ -                $ -
Exercised                          (77,299)      $ 2.75 to $ 4.63      $  3.23                -              $ -                $ -
                          -----------------                                         -----------
Outstanding at
  December 31, 2001              4,051,281       $ 1.64 to $22.50      $  7.12          217,500       $ 1.65 to $18.63      $  8.38
                          =================                                         ===========

       As of December 31, 1999, options for 976,590 and 85,750 shares were vested under the SOP and the Director Plan, respectively. As of December 31, 2000, options for 1,188,951 and 105,000 shares were vested under the SOP and the Director Plan, respectively. As of December 31, 2001, options for 1,727,873 and 136,250 shares were vested under the SOP and the Director Plan, respectively.

       Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value method, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                      1999            2000              2001
                                                      ----            ----              ----
Net income (loss):
   As reported                                      $ 10,986       $ (13,996)         $  (8,883)
   Pro forma                                        $  7,731       $ (19,558)         $ (13,145)
Diluted income (loss) per common share:
   As reported                                      $   0.44       $   (0.98)         $   (0.73)
   Pro forma                                        $   0.28       $   (1.27)         $   (0.95)

       The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 2000 and 2001:

                                 1999               2000              2001
                                 ----               ----              ----
Expected term                        5                  5                 5
Volatility factor                   46  %              58  %             72  %
Risk free interest rate            5.7  %             6.7  %            5.9  %
Dividend yield                       0  %               0  %              0  %
Fair value                      $ 7.00             $ 2.64            $ 1.21


       Under the agreement with JA&A discussed in Note E, in December 2001, the Company issued to JA&A a non-qualified option to purchase 1.2 million shares of its common stock at an exercise price of $1.40 per share. The option is exercisable beginning with the sixth month following each award and will expire five years from the termination of JA&A's engagement. As of December 31, 2001, the option is outstanding.

       Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. The option becomes exercisable at a rate of 25% per year beginning upon the first anniversary of the date of grant. The option will expire ten years from the date of grant. As of December 31, 2001, the option is outstanding. Upon the occurrence of certain specified events, the option may become fully vested and expires one year after the occurrence of the event.

       The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

                                            Options Outstanding                         Options Exercisable
                                    --------------------------------------------    ----------------------------
                                     Number of            Weighted Average                            Weighted
           Range of                   Options        Remaining         Exercise         Options        Average
        Exercise Prices              or Awards     Life (Years)         Price          or Awards    Exercies Price
------------------------------------------------------------------------------------------------------------------
      $ 1.400 to $ 1.400            1,208,436             4.96           $  1.40               -      $    -
      $ 1.640 to $ 1.650            1,252,197             7.47           $  1.64               -      $    -
      $ 2.810 to $ 4.030               99,908             4.71           $  3.42          66,158      $  3.26
      $ 4.125 to $ 4.375               44,255             2.37           $  4.18          44,255      $  4.18
      $ 4.625 to $ 4.625              993,053             6.14           $  4.63         304,975      $  4.63
      $ 5.188 to $ 6.000              208,094             6.31           $  5.67         106,844      $  5.91
      $ 6.125 to $ 6.250              393,772             4.81           $  6.13         393,772      $  6.13
      $ 8.500 to $ 8.750               28,334             5.19           $  8.72          28,334      $  8.72
      $11.313 to $12.500              227,622             4.48           $ 11.32         227,622      $ 11.32
      $13.250 to $14.000              151,875             5.80           $ 13.49         134,375      $ 13.42
      $14.188 to $14.750              575,000             6.23           $ 14.41         287,504      $ 14.41
      $16.500 to $17.375              172,171             5.50           $ 16.58         122,200      $ 16.61
      $18.625 to $22.500              197,500             6.78           $ 21.68         148,084      $ 21.70
-------------------------------------------------------------------------------------------------------------
      $ 1.400 to $22.500            5,552,217             5.97           $ 5.90        1,864,123      $ 10.12
=============================================================================================================


NOTE P - SEGMENT AND RELATED INFORMATION

       The Company has identified three reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' EBITDA. EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, and unusual charges consisting of impairment loss on assets held for sale, and integration, impairment, restructuring, and performance improvement costs. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. Our definition of EBITDA may not be comparable to the definition of EBITDA used by other companies.

NOTE P - SEGMENT AND RELATED INFORMATION

       The reportable segments are: (i) practice management and patient-care centers; (ii) manufacturing (discontinued October 9, 2001 upon sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc.); and (iii) distribution. On June 1, 2001, in anticipation of the sale of the manufacturing segment, the Company transferred the Sea-Fab operations from the manufacturing to the practice management and patient-care centers segment. Accordingly, all prior periods have been recast to be consistent with 2001 reporting. The reportable segments are described further below:

Practice Management and Patient-Care Centers - This segment consists of the Company's owned and operated O&P patient-care centers, fabrication centers of O&P components and OPNET. The patient-care centers provide services to design and fit orthotic and prosthetic devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company's own patient-care practices. OPNET is a national managed care agent for O&P services and a patient referral clearing house.

Manufacturing - This segment consists of the manufacture of finished patient-care products for both the O&P industry and the Company's own patient-care practices.

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

                          Practice
                          Management
                          and Patient
                          Care Centers     Manufacturing     Distribution         Other            Total
                          ------------     -------------     ------------         -----            -----
                                                            (in thousands)
2001
Net sales
   Customers                $ 473,877        $   4,884         $  29,292        $    --           $ 508,053
   Intersegments                 --              3,749            53,202          (56,951)             --
EBITDA                         98,029             (247)            5,899          (19,468)           84,213
Total assets                  512,379             --              25,838          161,690           699,907
Capital expenditures            4,669              383               271            1,374             6,697

2000
Net sales
   Customers                $ 448,852        $   8,180         $  28,999        $    --           $ 486,031
   Intersegments                9,226            5,877            51,427          (66,530)             --
EBITDA                         71,179              938             6,677          (21,523)           57,271
Total assets                  495,942            8,731            20,823          236,322           761,818
Capital expenditures            6,486              765               114            2,480             9,845

1999
Net sales
   Customers                $ 307,477        $  10,263         $  29,086        $    --           $ 346,826
   Intersegments                 --              6,050            37,416          (43,466)             --
EBITDA                         65,095              397             8,008           (9,745)           63,755
Total assets                  142,462           15,689            16,296          575,634           750,081
Capital expenditures            7,312            1,573               423            3,290            12,598

The following table reconciles each reportable segment's EBITDA to consolidated net income (loss):

                                            Practice
                                           Management
                                           and Patient
                                          Care Centers     Manufacturing     Distribution         Other            Total
                                          ------------     -------------     ------------         -----            -----
                                                                            (in thousands)
2001
EBITDA                                      $ 98,029         $   (247)        $  5,899        $(19,468)        $ 84,213
Depreciation and amortization                 21,244            1,330              451           1,661           24,686
Unusual charges                                4,578            8,164              226          11,470           24,438
Interest expense, net                         50,466               51             --            (7,452)          43,065
Provision (benefit) for income taxes            --               --               --               907              907
                                            --------         --------         --------        --------         --------
Net income (loss)                           $ 21,741         $ (9,792)        $  5,222        $(26,054)        $ (8,883)
                                            ========         ========         ========        ========         ========

2000
EBITDA                                      $ 71,179         $    938         $  6,677        $(21,523)        $ 57,271
Depreciation and amortization                 20,305            1,628              300           1,095           23,328
Unusual charges                                1,047               13                6           1,298            2,364
Interest expense, net                         50,423               28             --            (3,379)          47,072
Provision (benefit) for income taxes            --               --               --            (1,497)          (1,497)
                                            --------         --------         --------        --------         --------
Net income (loss)                           $   (596)        $   (731)        $  6,371        $(19,040)        $(13,996)
                                            ========         ========         ========        ========         ========

1999
EBITDA                                      $ 65,095         $    397         $  8,008        $ (9,745)        $ 63,755
Depreciation and amortization                 11,925            1,640              187             306           14,058
Unusual charges                                5,763              430               60              87            6,340
Interest expense, net                          2,003               17                2          20,155           22,177
Provision (benefit) for income taxes            --               --               --            10,194           10,194
                                            --------         --------         --------        --------         --------
Net income (loss)                           $ 45,404         $ (1,690)        $  7,759        $(40,487)        $ 10,986
                                            ========         ========         ========        ========         ========

The following table presents the details of "Other" EBITDA for the years ended December 31:

                                     1999          2000           2001
                                -----------------------------------------
Corporate general and
 administrative expenses             $ 9,666       $ 21,523      $ 19,468
Other                                     79              -             -
                                ------------------------------------------
                                     $ 9,745       $ 21,523      $ 19,468
                                ==========================================

The following table presents the details of "Other" total assets at December 31:

                                                                  1999                    2000                   2001
                                                            -------------------------------------------------------------
Corporate intercompany receivable from:
   Practice Management and Patient-Care Centers segment          $ 533,978              $ 159,416              $ 133,195
   Manufacturing segment                                            16,277                 21,926                      -
   Distribution segment                                              1,469                   (588)               (11,428)
Other                                                               23,910                 55,568                 41,276
                                                            -------------------------------------------------------------
                                                                 $ 575,634              $ 236,322              $ 163,043
                                                            =============================================================

 "Other" total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company's foreign and export sales and assets located outside of the United States are not significant. Additionally, no single customer accounted for more than 10% of revenues in 1999, 2000 or 2001.

NOTE Q - CONSOLIDATING FINANCIAL INFORMATION

       The Company's Senior Subordinated Notes are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of and for the year ended December 31, 2001, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.

                                                            Hanger
                                                          Orthopedic
                                                             Group
                                                           (Parent        Guarantor        Consolidating     Consolidated
                                                            Company)     Subsidiaries       Adjustments          Totals
                                                            --------     ------------       -----------          ------
BALANCE SHEET - December 31, 2000                                                (in thousands)
ASSETS
Cash and cash equivalents                                $  10,829         $   9,840         $    --           $  20,669
Accounts receivable                                           --             111,210              --             111,210
Inventories                                                   --              61,223              --              61,223
Prepaid expenses and other assets                              902             3,360              --               4,262
Income taxes receivable                                      6,325              --                --               6,325
Intercompany receivable                                    180,753          (180,753)             --                --
Deferred income taxes                                       20,038              --                --              20,038
                                                         ---------         ---------         ---------         ---------
   Total current assets                                    218,847             4,880              --             223,727

Property, plant and equipment, net                           5,064            41,930              --              46,994
Intangible assets, net                                        (160)          477,362           477,202
Other assets                                               419,271             1,324          (406,700)           13,895
                                                         ---------         ---------         ---------         ---------
   Total assets                                          $ 643,022         $ 525,496         $(406,700)        $ 761,818
                                                         =========         =========         =========         =========

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                        $  23,750         $  13,845         $    --           $  37,595
Accounts payable                                               896            16,913              --              17,809
Accrued expenses                                             3,413             6,276              --               9,689
Accrued interest payable                                     6,860               699              --               7,559
Accrued compensation related cost                            2,508            14,877              --              17,385
                                                         ---------         ---------         ---------         ---------
   Total current liabilities                                37,427            52,610              --              90,037

Long-term debt, less current portion                       402,700           426,838          (406,700)          422,838
Deferred income taxes                                       26,026              --                --              26,026
Other liabilities                                              111             2,545              --               2,656
                                                         ---------         ---------         ---------         ---------
   Total liabilities                                       466,264           481,993          (406,700)          541,557
                                                         ---------         ---------         ---------         ---------

Redeemable preferred stock                                  65,881              --                --              65,881
                                                         ---------         ---------         ---------         ---------

Common stock                                                   190                35               (35)              190
Additional paid-in capital                                 139,003             7,460                35           146,498
Retained earnings                                          (28,200)           36,548             8,348
Treasury stock                                                (116)             (540)             --                (656)
                                                         ---------         ---------         ---------         ---------
   Total shareholders' equity                              110,877            43,503              --             154,380
                                                         ---------         ---------         ---------         ---------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                           $ 643,022         $ 525,496         $(406,700)        $ 761,818
                                                         =========         =========         =========         =========

                                                            Hanger
                                                          Orthopedic
                                                             Group
                                                           (Parent        Guarantor        Consolidating     Consolidated
                                                            Company)     Subsidiaries       Adjustments          Totals
                                                            -------     ------------       -----------          ------
BALANCE SHEET - December 31, 2001                                               (in thousands)
ASSETS
Cash and cash equivalents                                $    (212)        $  10,255         $    --           $  10,043
Accounts receivable                                           --             104,040              --             104,040
Inventories                                                   --              55,946              --              55,946
Prepaid expenses and other assets                              868             3,000              --               3,868
Income taxes receivable                                       (277)            1,310              --               1,033
Intercompany receivable                                    126,124          (126,124)             --                --
Deferred income taxes                                       20,957              --                --              20,957
                                                         ---------         ---------         ---------         ---------
   Total current assets                                    147,460            48,427              --             195,887

Property, plant and equipment, net                           4,767            33,011              --              37,778
Intangible assets, net                                        (156)          452,536              --             452,380
Other assets                                               417,672             2,890          (406,700)           13,862
                                                         ---------         ---------         ---------         ---------
   Total assets                                          $ 569,743         $ 536,864         $(406,700)        $ 699,907
                                                         =========         =========         =========         =========


LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                        $  19,199         $  11,313         $    --           $  30,512
Accounts payable                                               520            16,381              --              16,901
Accrued expenses                                             4,586             3,610              --               8,196
Accrued interest payable                                     1,577               440              --               2,017
Accrued compensation related cost                            2,438            26,607              --              29,045
                                                         ---------         ---------         ---------         ---------
   Total current liabilities                                28,320            58,351              --              86,671

Long-term debt, less current portion                       359,188           414,827          (406,700)          367,315
Deferred income taxes                                       26,495              --                --              26,495
Other liabilities                                             --               3,013              --               3,013
                                                         ---------         ---------         ---------         ---------
   Total liabilities                                       414,003           476,191          (406,700)          483,494
                                                         ---------         ---------         ---------         ---------

Redeemable preferred stock                                  70,739              --                --              70,739
                                                         ---------         ---------         ---------         ---------

Common stock                                                   191                35               (35)              191
Additional paid-in capital                                 139,178             7,461                35           146,674
Accumulated deficit                                        (54,252)           53,717              --                (535)
Treasury stock                                                (116)             (540)             --                (656)
                                                         ---------         ---------         ---------         ---------
   Total shareholders' equity                               85,001            60,673              --             145,674
                                                         ---------         ---------         ---------         ---------
   Total liabilities, redeemable preferred stock,
      and shareholders' equity                           $ 569,743         $ 536,864         $(406,700)        $ 699,907
                                                         =========         =========         =========         =========

                                                                 Hanger
                                                               Orthopedic
                                                                  Group
                                                                (Parent        Guarantor        Consolidating     Consolidated
                                                                Company)      Subsidiaries       Adjustments         Totals
                                                                 -------      ------------       -----------         ------
STATEMENT OF OPERATIONS
Year ended December 31, 1999
Net sales                                                      $    --           $ 390,292         $ (43,466)        $ 346,826
Cost of goods sold                                                  --             212,542           (43,466)          169,076
                                                               ---------         ---------         ---------         ---------
   Gross profit                                                     --             177,750              --             177,750

Selling, general and administrative                                9,745           104,250              --             113,995
Depreciation and amortization                                        312             6,226              --               6,538
Amortization of excess cost over net assets acquired                  (6)            7,526              --               7,520
Unusual charges                                                       87             6,253              --               6,340
                                                               ---------         ---------         ---------         ---------
   Income (loss) from operations                                 (10,138)           53,495              --              43,357

Interest income (expense), net                                   (20,155)           (2,022)             --             (22,177)
                                                               ---------         ---------         ---------         ---------
Income (loss) before taxes                                       (30,293)           51,473              --              21,180

Provision for income taxes                                        10,194              --                --              10,194
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $ (40,487)        $  51,473         $    --           $  10,986
                                                               =========         =========         =========         =========

STATEMENT OF CASH FLOWS
Year ended December 31, 1999

Cash flows provided by (used in) operating activities          $(107,172)        $ 106,948         $    --           $    (224)
Cash flows provided by (used in) investing activities             (3,290)         (441,705)             --            (444,995)
Cash flows provided by (used in) financing activities            100,360           340,911              --             441,271
                                                               ---------         ---------         ---------         ---------
   Net increase (decrease) in cash and cash equivalents          (10,102)            6,154              --              (3,948)

Cash and cash equivalents, beginning of year                       5,027             4,656              --               9,683
                                                               ---------         ---------         ---------         ---------
Cash and cash equivalents, end of year                         $  (5,075)        $  10,810         $    --           $   5,735
                                                               =========         =========         =========         =========

                                                                 Hanger
                                                               Orthopedic
                                                                  Group
                                                                (Parent        Guarantor         Consolidating     Consolidated
                                                                Company)      Subsidiaries        Adjustments         Totals
                                                                 -------      ------------        -----------         ------
STATEMENT OF OPERATIONS
Year ended December 31, 2000
Net sales                                                      $    --           $ 552,561         $ (66,530)        $ 486,031
Cost of goods sold                                                  --             317,898           (66,530)          251,368
                                                               ---------         ---------         ---------         ---------
   Gross profit                                                     --             234,663              --             234,663

Selling, general and administrative                               21,523           155,869              --             177,392
Depreciation and amortization                                      1,100            10,078              --              11,178
Amortization of excess cost over net assets acquired                  (5)           12,155              --              12,150
Unusual charges                                                    1,298             1,066              --               2,364
                                                               ---------         ---------         ---------         ---------
   Income (loss) from operations                                 (23,916)           55,495              --              31,579

Interest income (expense), net                                     3,379           (50,451)             --             (47,072)
                                                               ---------         ---------         ---------         ---------
Income (loss) before taxes                                       (20,537)            5,044              --             (15,493)

Benefit for income taxes                                          (1,497)             --                --              (1,497)
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $ (19,040)        $   5,044         $    --           $ (13,996)
                                                               =========         =========         =========         =========

STATEMENT OF CASH FLOWS
Year ended December 31, 2000

Cash flows provided by (used in) operating activities          $  (1,840)        $   5,447         $    --           $   3,607
Cash flows provided by (used in) investing activities             (2,480)            7,104              --               4,624
Cash flows provided by (used in) financing activities             20,224           (13,521)             --               6,703
                                                               ---------         ---------         ---------         ---------
   Net increase (decrease) in cash and cash equivalents           15,904              (970)             --              14,934

Cash and cash equivalents, beginning of year                      (5,075)           10,810              --               5,735
                                                               ---------         ---------         ---------         ---------
Cash and cash equivalents, end of year                         $  10,829         $   9,840         $    --           $  20,669
                                                               =========         =========         =========         =========

                                                                 Hanger
                                                               Orthopedic
                                                                  Group
                                                                (Parent        Guarantor         Consolidating     Consolidated
                                                                Company)      Subsidiaries        Adjustments         Totals
                                                                 -------      ------------        -----------         ------
STATEMENT OF OPERATIONS                                                                (in thousands)
Year ended December 31, 2001
Net sales                                                      $    --           $ 565,004         $ (56,951)        $ 508,053
Cost of goods sold                                                  --             297,819           (56,951)          240,868
                                                               ---------         ---------         ---------         ---------
   Gross profit                                                     --             267,185              --             267,185

Selling, general and administrative                               19,468           163,504              --             182,972
Depreciation and amortization                                      1,666            10,822              --              12,488
Amortization of excess cost over net assets acquired                  (5)           12,203              --              12,198
Unusual charges                                                   11,470            12,968              --              24,438
                                                               ---------         ---------         ---------         ---------
   Income (loss) from operations                                 (32,599)           67,688              --              35,089

Interest income (expense), net                                     7,452           (50,517)             --             (43,065)
                                                               ---------         ---------         ---------         ---------
Loss before taxes                                                (25,147)           17,171              --              (7,976)

Provision for income taxes                                           907              --                --                 907
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $ (26,054)        $  17,171         $    --           $  (8,883)
                                                               =========         =========         =========         =========

STATEMENT OF CASH FLOWS
Year ended December 31, 2001
Cash flows provided by (used in) operating activities          $  39,318         $  11,848         $    --           $  51,166
Cash flows provided by (used in) investing activities             (1,374)            2,479              --               1,105
Cash flows provided by (used in) financing activities            (48,985)          (13,912)             --             (62,897)
                                                               ---------         ---------         ---------         ---------
   Net increase (decrease) in cash and cash equivalents          (11,041)              415              --             (10,626)

Cash and cash equivalents, beginning of year                      10,829             9,840              --              20,669
                                                               ---------         ---------         ---------         ---------
Cash and cash equivalents, end of year                         $    (212)        $  10,255         $    --           $  10,043
                                                               =========         =========         =========         =========


NOTE R - SUBSEQUENT EVENTS

         In February 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009. In addition, in March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million. These transactions are discussed further in Note H.

                          HANGER ORTHOPEDIC GROUP, INC.
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO    IMPACT OF
                                                BEGINNING      COSTS AND      ACQUIRED                      BALANCE AT END
 YEAR           CLASSIFICATION                   OF YEAR        EXPENSES     COMPANIES       DEDUCTIONS        OF YEAR
 ----           --------------                   -------        --------     ---------       ----------        -------
                                                         (in thousands)
 2001     Allowance for doubtful accounts        $ 23,005       $ 21,961       $     -        $ 27,341         $ 17,625
          Inventory reserves                     $  2,398       $      -       $     -        $  2,269 *       $    129

 2000     Allowance for doubtful accounts        $ 17,866       $ 23,620       $   114        $ 18,595         $ 23,005
          Inventory reserves                     $  2,281       $    120       $    73        $     76         $  2,398

 1999     Allowance for doubtful accounts        $  8,022       $ 15,046       $ 8,811        $ 14,013         $ 17,866
          Inventory reserves                     $  4,849       $      -       $   528        $  3,096         $  2,281


---------------------------

* The decrease in the inventory reserves during 2001 was due to the Company's efforts to utilize and dispose of its excess inventory.