Form 10-Q
period 2002-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2002-05-15
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended                 March 31, 2002
                                        ----------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                   to
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

            Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
   ---------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:
                                 (301) 986-0701
        ---------------------------------------------------------------

        ---------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002; 19,308,371 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                        Page No.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets - March 31, 2002
         (unaudited) and December 31, 2001                                   1


Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001 (unaudited)                    3

Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001 (unaudited)                    4

Notes to Consolidated Financial Statements                                   5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              20


Item 3.    Quantitative and Qualitative Disclosures About Market Risk       26


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                  28

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                                                      March 31,     December 31,
                                                                        2002           2001
                                                                    -------------   ------------
                                                                     (unaudited)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $  6,902       $ 10,043
     Accounts receivable, less allowances for doubtful accounts
         of $16,256 and $17,625 in 2002 and 2001, respectively         104,377        104,040
     Inventories                                                        54,314         55,946
     Prepaid, other assets, and income taxes receivable                  6,448          4,901
     Deferred income taxes                                              20,957         20,957
                                                                      --------       --------
         Total current assets                                          192,998        195,887
                                                                      --------       --------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                3,739          4,078
     Buildings                                                           6,659          8,629
     Machinery and equipment                                            29,532         28,675
     Furniture and fixtures                                             10,043          9,967
     Leasehold improvements                                             18,550         18,027
                                                                      --------       --------
                                                                        68,523         69,376
     Less accumulated depreciation and amortization                     33,559         31,598
                                                                      --------       --------
                                                                        34,964         37,778
                                                                      --------       --------
INTANGIBLE ASSETS
     Excess cost over net assets acquired,
         less accumulated amortization of
         $38,915 and $36,727 in 2002 and 2001,
         respectively                                                  447,428        440,874
     Assembled workforce, less accumulated amortization of
         $0 and $2,188 in 2002 and 2001, respectively                     --            4,812
     Patents and other intangible assets, $10,124 less
         accumulated amortization of $3,677 and $3,430
         in 2002 and 2001, respectively                                  6,447          6,694
                                                                      --------       --------
                                                                       453,875        452,380
                                                                      --------       --------
OTHER ASSETS
     Debt issuance costs, net                                           14,183         10,846
     Other assets                                                        3,196          3,016
                                                                      --------       --------
         Total other assets                                             17,379         13,862
                                                                      --------       --------

TOTAL ASSETS                                                          $699,216       $699,907
                                                                      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                                                        March 31,      December 31,
                                                                           2002            2001
                                                                     ---------------   --------------
                                                                       (unaudited)
                  LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                  $  10,081        $  30,512
     Accounts payable                                                      12,452           16,901
     Accrued expenses                                                       7,035            8,196
     Accrued interest payable                                               7,796            2,017
     Accrued compensation related cost                                     17,716           29,045
                                                                        ---------        ---------
        Total current liabilities                                          55,080           86,671

Long-term debt, less current portion                                      394,679          367,315
Deferred income taxes                                                      26,495           26,495
Other liabilities                                                           4,298            3,013
                                                                        ---------        ---------
        Total liabilities                                                 480,552          483,494
                                                                        ---------        ---------

7% Redeemable Convertible Preferred stock, liquidation preference
        $1,000 per share                                                   72,005           70,739
                                                                        ---------        ---------

Commitments and contingent liabilities (See Note I)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 60,000,000 shares authorized,
        19,211,063 and 19,057,876 shares issued and
        outstanding in 2002 and 2001, respectively                            192              191
     Additional paid-in capital                                           147,402          146,674
     Accumulated deficit                                                     (279)            (535)
                                                                        ---------        ---------
                                                                          147,315          146,330
     Treasury stock, cost -- (133,495 shares)                                (656)            (656)
                                                                        ---------        ---------
                                                                          146,659          145,674
                                                                        ---------        ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                                            $ 699,216        $ 699,907
                                                                        =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
           (Dollars in thousands, except share and per share amounts)
                                                                      2002                2001
                                                                  ------------        ------------
                                                                            (unaudited)
Net sales                                                         $    123,510        $    120,573
Cost of goods sold                                                      59,537              62,974
                                                                  ------------        ------------
Gross profit                                                            63,973              57,599

Selling, general and administrative                                     44,777              42,689
Depreciation and amortization                                            2,784               3,058
Amortization of excess cost over net assets acquired                      --                 3,046
Unusual charges                                                           --                 1,515
                                                                  ------------        ------------
Income from operations                                                  16,412               7,291

Interest expense, net                                                    9,079              12,258
                                                                  ------------        ------------
Income (loss) before taxes                                               7,333              (4,967)

Provision (benefit) for income taxes                                     3,000              (5,099)
                                                                  ------------        ------------
Income before extraordinary item                                         4,333                 132

Extraordinary loss on early extinguishment of debt,
   net of tax benefit                                                    2,811                --
                                                                  ------------        ------------
Net income                                                        $      1,522        $        132
                                                                  ============        ============
Income before extraordinary item applicable to common stock       $      3,067        $     (1,052)
                                                                  ============        ============
Net income (loss) applicable to common stock                      $        256        $     (1,052)
                                                                  ============        ============

Basic Per Common Share Data
Income (loss) before extraordinary item                           $       0.16        $      (0.06)
Extraordinary item, net of tax benefit                                   (0.15)               --
                                                                  ------------        ------------
Net income (loss)                                                 $       0.01        $      (0.06)
                                                                  ============        ============

Shares used to compute basic per common share amounts               19,137,586          18,910,002
                                                                  ============        ============

Diluted Per Common Share Data
Income (loss) before extraordinary item                           $       0.14        $      (0.06)
Extraordinary item, net of tax benefit                                   (0.13)               --
                                                                  ------------        ------------
Net income (loss)                                                 $       0.01        $      (0.06)
                                                                  ============        ============

Shares used to compute diluted per common share amounts             21,642,231          18,910,002
                                                                  ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                             (Dollars in thousands)
                                                                           2002              2001
                                                                      -------------    --------------
                                                                               (unaudited)
Cash flows from operating activities:
     Net income                                                         $   1,522        $     132
Adjustments to reconcile net income to net cash
     provided by (used in) operating
     activities:
     Extraordinary loss on extinguishment of debt                           2,811             --
     Loss on disposal of assets                                               413             --
     Provision for bad debts                                                5,158            5,123
     Depreciation and amortization                                          2,784            3,058
     Amortization of excess cost over net assets acquired                    --              3,047
     Amortization of debt issuance costs                                      513              607
     Deferred income taxes (benefit)                                         --               (678)
     Changes in assets and liabilities
        Accounts receivable                                                (5,495)          (2,434)
        Inventories                                                         1,632            4,038
        Prepaid, other assets, and income taxes receivable                    272           (1,288)
        Other assets                                                         (181)             (27)
        Accounts payable                                                   (4,964)          (4,627)
        Accrued expenses and interest                                       4,618           (4,471)
        Accrued compensation related costs                                (11,329)           3,476
        Other liabilities                                                    (765)            (350)
                                                                        ---------        ---------
Net cash provided by (used in) operating activities                        (3,011)           5,606
                                                                        ---------        ---------

Cash flows from investing activities:
     Purchase of fixed assets                                              (1,626)          (1,645)
     Acquisitions, net of cash acquired, and earnouts                      (1,226)            (835)
     Proceeds from sale of fixed assets                                     1,492               79
                                                                        ---------        ---------
Net cash used in investing activities                                      (1,360)          (2,401)
                                                                        ---------        ---------

Cash flows from financing activities:
     Net repayments under revolving credit agreement                      (34,300)            --
     Proceeds from sale of Senior Notes                                   200,000             --
     Repayment and termination of bank loans                             (153,587)          (8,000)
     Scheduled repayment of long-term debt                                 (3,132)          (4,477)
     Increase in financing costs                                           (8,480)          (1,059)
     Proceeds from issuance of Common Stock                                   729             --
                                                                        ---------        ---------
Net cash provided by (used in) financing activities                         1,230          (13,536)
                                                                        ---------        ---------
Decrease in cash and cash equivalents                                      (3,141)         (10,331)
Cash and cash equivalents at beginning of period                           10,043           20,669
                                                                        ---------        ---------
Cash and cash equivalents at end of period                              $   6,902        $  10,338
                                                                        =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. Certain reclassifications of the prior year's data have been made to improve comparability.

These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report of Form 10-K for the year ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.

NOTE B - SIGNIFICANT ACCOUNTING PRINCIPLES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

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

Change in Accounting for Goodwill and Certain Other Intangibles

Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142.

SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in other intangibles with an unamortized balance of $4.8 million (comprised entirely of assembled workforce intangibles) being combined into goodwill at January 1, 2002.

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The company has completed the transitional impairment test, which did not result in the impairment of recorded goodwill. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. As of March 31, 2002, the patient-care center segment had an unamortized balance of goodwill of $447.4 million.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                   Three months ended March 31,
                                                      2002           2001
                                                      ----           ----
Net income:
Reported net income                                 $   1,522     $     132
Goodwill amortization, net of tax benefit (1)            --            (952)
                                                    ---------     ---------
Adjusted net income (loss)                          $   1,522     $    (820)
                                                    =========     =========

Basic income (loss) per share:
Reported income (loss) per share                    $    0.01     $   (0.06)
Goodwill amortization, net of tax benefit (1)       $    --       $   (0.05)
                                                    ---------     ---------
Adjusted basic income (loss) per share              $    0.01     $   (0.11)
                                                    =========     =========

Diluted income (loss) per share:
Reported income (loss) per share                    $    0.01     $   (0.06)
Goodwill amortization, net of tax benefit (1)       $    --       $   (0.05)
                                                    ---------     ---------
Adjusted diluted income (loss) per share            $    0.01     $   (0.11)
                                                    =========     =========

(1) For 2001, includes $(0.1) million, net of tax, or $(0.00) per share, related to amortization of other intangibles that are classified as goodwill effective January 1, 2002. For 2001, consists of $3.3 million in amortization, offset by the reduction in the tax benefit of $4.3 million based on the revised effective tax rate for 2001.

Amortization expense related to definite-lived intangile assets was $0.2 million for the three months ended March 31, 2002. Estimated aggregate amortization expense for such assets for each of the five years ended December 31, 2006 is as follows (in thousands):

                           2002           $  963
                           2003           $  839
                           2004           $  768
                           2005           $  762
                           2006           $  751

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the statements of cash flows:

                                                          2002         2001
                                                          ----         ----
(in thousands)
Cash paid during the period for:
Interest                                               $   11,286    $   10,997
Income taxes                                           $       63    $      207

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion       $    1,266    $    1,184

NOTE D - ACQUISITIONS

The Company has not acquired any companies during the three months ended March 31, 2001 or 2002.

In connection with the acquisition of NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P") in July 1999, the Company assumed responsibility for payments of earnouts and working capital provisions related to acquisitions made by NovaCare O&P prior to July 1, 1999. In connection with these agreements and the Company's acquisitions prior to 2001, the Company paid $1.2 million and $0.8 million in the three-month periods ended March 31, 2002, and 2001, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay an additional $3.5 million related to earnout provisions in future periods.

NOTE E - UNUSUAL CHARGES

Restructuring Costs

The 1999 and 2000 plans contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions of the Company and NovaCare O&P. All contemplated employees have been terminated and all contemplated patient-care centers have been closed. Lease payments on closed patient-care centers are expected to be paid through 2003.

In the second quarter of 2001, in connection with the implementation of the Jay Alix & Associates ("JA&A") initiatives, the Company recorded approximately $3.7 million in restructuring and asset impairment costs. This plan, as amended in December 2001, called for the closure of 44 facilities and the termination of approximately 135 employees. As of March 31, 2002, 37 properties had been vacated and 134 employees had been terminated. All payments under the plan for lease and severance costs are expected to be paid by December 31, 2004.

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

                                                                    Lease
                                                  Employee       Termination         Total
                                                 Severance      and other Exit   Restructuring
                                                   Costs            Costs           Reserve
                                                   -----            -----           -------
                                                                (in thousands)
1999 & 2000 Restructuring Reserve
Balance at December 31, 2001                      $  --            $   329          $   329
Spending                                             --                (36)             (36)
                                                  -------          -------          -------
Balance at March 31, 2002                            --                293              293
                                                  -------          -------          -------
2001 Restructuring Reserve
Balance at December 31, 2001                           50            1,886            1,936
Spending                                              (12)            (286)            (298)
                                                  -------          -------          -------
Balance at March 31, 2002                              38            1,600            1,638
                                                  -------          -------          -------
1999, 2000, and 2001 Restructuring Reserves
Balance at March 31, 2002                         $    38          $ 1,893          $ 1,931
                                                  =======          =======          =======

Performance Improvement Costs

Unusual charges for the three months ended March 31, 2001 amounted to $1.5 million in fees paid to JA&A in connection with the development of the Company's performance improvement plan.

JA&A's work with the Company was substantially completed as of December 31, 2001. In the fourth quarter of 2001, we were invoiced for and accrued a success fee based upon identified savings and operational improvements. Our contract with JA&A calls for one additional success fee, which will be based on the realization of further savings from initiatives that were not fully implemented by December 31, 2001. As of March 31, 2002, these savings are not yet measurable, and therefore, we are unable to estimate the amount, if any, related to this second success fee.

NOTE F - NET INCOME (LOSS) PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants, redeemable convertible preferred stock and convertible notes payable and are calculated using the treasury stock method.

Earnings per share are computed based on the following amounts:

                                                                     Three months ended March 31,
(in thousands, except share amounts)                                    2002              2001
                                                                        ----              ----
Income before extraordinary item                                    $      4,333      $        132
Less preferred stock dividends declared and accretion                     (1,266)           (1,184)
                                                                    ------------      ------------
Income (loss) before extraordinary item available to common
    stockholders used to compute basic per common share amounts     $      3,067      $     (1,052)
                                                                    ============      ============

Net income                                                          $      1,522      $        132
Less preferred stock dividends declared and accretion                     (1,266)           (1,184)
                                                                    ------------      ------------
Net income (loss) available to common stockholders used
    to compute basic per common share amounts                       $        256      $     (1,052)
                                                                    ============      ============
Shares of common stock outstanding used to compute basic
    per common share amounts                                          19,137,586        18,910,002
Effect of dilutive options                                             2,361,525              --
Effect of dilutive warrants                                              143,120              --

                                                                    ------------      ------------
Shares used to compute dilutive per common share amounts (1)          21,642,231        18,910,002
                                                                    ============      ============

(1)    Excludes the effect of the conversion of the 7% Redeemable Convertible
       Preferred Stock into Common Stock as it is considered anti-dilutive. For
       2001, excludes the effect of all dilutive options and warrants as a result of the Company's net loss before extraordinary item available to common shareholders for the three months ended March 31, 2001.

NOTE G - INVENTORY

          Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                     March 31,   December 31,
                (in thousands)         2002         2001
                                       ----         ----

                  Raw materials       $27,183     $27,224
                  Work in process      19,907      19,908
                  Finished goods        7,224       8,814
                                      -------     -------
                                      $54,314     $55,946
                                      =======     =======

NOTE H - LONG TERM DEBT

Long-term debt consisted of the following at March 31, 2002 and December 31, 2001:

                                                                                      March 31,     December 31,
(in thousands)                                                                           2002           2001
                                                                                         ----           ----
Revolving Credit Facility                                                             $  40,500      $  74,800
10 3/8% Senior Notes due 2009                                                           197,952           --
A Term Loan Commitment                                                                     --           63,995
B Term Loan Commitment                                                                     --           89,592
11 1/4% Senior Subordinated Notes due 2009                                              150,000        150,000
Subordinated seller notes, non-collateralized net of unamortized discount of $0.1 million with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates
   ranging from 6% to 12.287%, maturing through December 2011                            16,308         19,440
                                                                                      ---------      ---------
                                                                                        404,760        397,827
Less current portion                                                                    (10,081)       (30,512)
                                                                                      ---------      ---------
                                                                                      $ 394,679      $ 367,315
                                                                                      =========      =========

On February 15, 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes"). The notes mature in February 15, 2009, are senior indebtedness and are guaranteed by all of Hanger's domestic subsidiaries. Interest is payable semiannually on February 15 and August 15. On the same day, the Company established a new $75.0 million senior secured revolving line of credit (the "Revolving Credit Facility"). The new Revolving Credit Facility carries an interest rate of LIBOR plus 3.50% and matures on February 15, 2007. Hanger used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.5 million from the Revolving Credit Facility, to retire approximately $228.4 million of indebtedness, plus related fees and expenses, outstanding under Hanger's previously existing revolving credit and term loan facilities.

As a result of retiring the previously existing indebtedness, the Company wrote off $4.6 million in unamortized debt issuance costs that had previously been included in other assets. The extraordinary item for the three-months ended March 31, 2002 consists of such costs, offset by a tax benefit of $1.8 million.

In March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million. The Company entered into the swaps in connection with the sale of the above notes and in order to mitigate its interest rate risk. Under the interest rate swap agreement, the Company will receive amounts based on a fixed interest rate of 10 3/8% per annum. In return, the Company will pay amounts based on a variable interest rate based on the six-month LIBOR plus a spread between 492 and 497 basis points. The Company will receive and pay these amounts semiannually through the maturity date of February 15, 2009. The terms of these agreements are identical to the Senior Notes. The Company has designated its interest rate swaps as fair value hedges. The Company has adjusted the carrying amount of the Senior Notes and the swaps by $2.0 million, the fair value of the swaps as of March 31, 2002. The interest rate swaps are included in other long-term liabilities.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a Supply Agreement with United States Manufacturing Company, LLC ("USMC"), under which it agreed to purchase certain products and components for use solely by Hanger's patient-care centers during a five-year period following the date of the agreement. Hanger is obligated to purchase from USMC at least $7.5 million of products and components during the first year following the date of the agreement, $8.5 million of products and components during the second year following the agreement, and $9.5 million of products and components during the third year following the date of the agreement, subject to certain adjustments. However, in the event purchases during each of the fourth and fifth years are less than approximately $8.7 million, the Company shall pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years are less than approximately $8.7 million.

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

NOTE J - SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' EBITDA. EBITDA is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization, and unusual charges consisting of impairment loss on assets held for sale, and integration, impairment, restructuring, and performance improvement costs. EBITDA is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating heath care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. Our definition of EBITDA may not be comparable to the definition of EBITDA used by other companies. Other "EBITDA" not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The two reportable segments are: (i) patient-care centers and (ii) distribution. A third segment that was previously reportable, manufacturing, was sold on October 9, 2001. On June 1, 2001, in anticipation of the sale of the manufacturing segment, the Company transferred its central fabrication ("Sea-Fab") operations from the manufacturing segment to the patient-care centers segment. Accordingly, all prior periods have been recast to be consistent with 2001 reporting. The reportable segments are described further below:

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

Distribution - This segment distributes O&P products and components to both the O&P industry and the Company's own patient-care practices.

Manufacturing - This previously reportable segment consisted of the manufacture of finished patient-care products for both the O&P industry and the Company's own patient-care practices.

Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the manufacturing and distribution segments to the patient-care centers segment and were made at prices which approximate market values.

                                       Patient-Care                                         Other and
                                          Centers        Distribution    Manufacturing      Eliminations         Total
                                          -------        ------------    -------------      ------------         -----
                                                                         (in thousands)
Three Months Ended March 31, 2002
Net sales
   Customers                             $ 116,947        $   6,563        $    --           $    --           $ 123,510
                                         =========        =========        =========         =========         =========
   Intersegment                          $    --          $  12,399        $    --           $ (12,399)        $    --
                                         =========        =========        =========         =========         =========
EBITDA                                   $  22,603        $   1,144        $    --           $  (4,551)        $  19,196
Depreciation and amortization                2,358               90             --                 336             2,784
Interest expense, net                       12,475             --               --              (3,396)            9,079
Provision for income taxes                    --               --               --               3,000             3,000
Extraordinary item                            --               --               --               2,811             2,811
                                         ---------        ---------        ---------         ---------         ---------
Net income (loss)                        $   7,770        $   1,054        $    --           $  (7,302)        $   1,522
                                         =========        =========        =========         =========         =========

Three Months Ended March 31, 2001
Net sales
   Customers                             $ 111,046        $   7,947        $   1,580         $    --           $ 120,573
                                         =========        =========        =========         =========         =========
   Intersegment                          $    --          $  12,775        $   1,090         $ (13,865)        $    --
                                         =========        =========        =========         =========         =========
EBITDA                                   $  18,407        $   1,556        $     232         $  (5,285)        $  14,910
Depreciation and amortization                5,277              109              416               302             6,104
Unusual charges                               --               --               --               1,515             1,515
Interest expense, net                       12,709             --                 17              (468)           12,258
Benefit for income taxes                      --               --               --              (5,099)           (5,099)
                                         ---------        ---------        ---------         ---------         ---------
Net income (loss)                        $     421        $   1,447        $    (201)        $  (1,535)        $     132
                                         =========        =========        =========         =========         =========

NOTE K - CONSOLIDATING FINANCIAL INFORMATION

The Company's Senior Notes, Senior Subordinated Notes and Revolving Credit Facility are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.

                                                           Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
                                                          Company)      Subsidiaries        Adjustments          Totals
                                                          --------      ------------        -----------          ------
BALANCE SHEET - March 31, 2002                                                  (in thousands)
ASSETS
Cash and cash equivalents                                $  (1,160)        $   8,062         $    --           $   6,902
Accounts receivable                                           --             104,377              --             104,377
Inventories                                                   --              54,314              --              54,314
Prepaid expenses and other assets                           14,028             4,621           (12,201)            6,448
Intercompany receivable                                    118,797          (118,797)             --                --
Deferred income taxes                                       20,957              --                --              20,957
                                                         ---------         ---------         ---------         ---------
   Total current assets                                    152,622            52,577           (12,201)          192,998

Property, plant and equipment, net                           4,547            30,417              --              34,964
Intangible assets, net                                        (156)          454,031              --             453,875
Investment in subsidiaries                                  69,498              --             (69,498)             --
Other assets                                               421,207             2,872          (406,700)           17,379
                                                         ---------         ---------         ---------         ---------
   Total assets                                          $ 647,718         $ 539,897         $(488,399)        $ 699,216
                                                         =========         =========         =========         =========

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                        $    --           $  10,081         $    --           $  10,081
Accounts payable                                               231            12,221              --              12,452
Accrued expenses                                             3,367             3,668              --               7,035
Accrued interest payable                                     7,368            12,629           (12,201)            7,796
Accrued compensation related cost                            1,093            16,623              --              17,716
                                                         ---------         ---------         ---------         ---------
   Total current liabilities                                12,059            55,222           (12,201)           55,080

Long-term debt, less current portion                       388,452           412,927          (406,700)          394,679
Deferred income taxes                                       26,495              --                --              26,495
Other liabilities                                            2,048             2,250              --               4,298
                                                         ---------         ---------         ---------         ---------
   Total liabilities                                       429,054           470,399          (418,901)          480,552
                                                         ---------         ---------         ---------         ---------

Redeemable preferred stock                                  72,005              --                --              72,005
                                                         ---------         ---------         ---------         ---------

Common stock                                                   192                35               (35)              192
Additional paid-in capital                                 147,402             7,461            (7,461)          147,402
Retained earnings                                             (279)           62,542           (62,542)             (279)
Treasury stock                                                (656)             (540)              540              (656)
                                                         ---------         ---------         ---------         ---------
   Total shareholders' equity                              146,659            69,498           (69,498)          146,659
                                                         ---------         ---------         ---------         ---------
   Total liabilities, redeemable
      preferred stock,
      and shareholders' equity                           $ 647,718         $ 539,897         $(488,399)        $ 699,216
                                                         =========         =========         =========         =========

NOTE K - CONSOLIDATING FINANCIAL INFORMATION (CONSOLIDATED)

                                                           Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
                                                          Company)      Subsidiaries        Adjustments          Totals
                                                          --------      ------------        -----------          ------
BALANCE SHEET - December 31, 2001                                             (in thousands)
ASSETS
Cash and cash equivalents                                $    (212)        $  10,255         $    --           $  10,043
Accounts receivable                                           --             104,040              --             104,040
Inventories                                                   --              55,946              --              55,946
Prepaid expenses and other assets                              591             4,310              --               4,901
Intercompany receivable                                    126,124          (126,124)             --                --
Deferred income taxes                                       20,957              --                --              20,957
                                                         ---------         ---------         ---------         ---------
   Total current assets                                    147,460            48,427              --             195,887

Property, plant and equipment, net                           4,767            33,011              --              37,778
Intangible assets, net                                        (156)          452,536              --             452,380
Investment in subsidiaries                                  60,673              --             (60,673)             --
Other assets                                               417,672             2,890          (406,700)           13,862
                                                         ---------         ---------         ---------         ---------
   Total assets                                          $ 630,416         $ 536,864         $(467,373)        $ 699,907
                                                         =========         =========         =========         =========

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                        $  19,199         $  11,313         $    --           $  30,512
Accounts payable                                               520            16,381              --              16,901
Accrued expenses                                             4,586             3,610              --               8,196
Accrued interest payable                                     1,577               440              --               2,017
Accrued compensation related cost                            2,438            26,607              --              29,045
                                                         ---------         ---------         ---------         ---------
   Total current liabilities                                28,320            58,351              --              86,671

Long-term debt, less current portion                       359,188           414,827          (406,700)          367,315
Deferred income taxes                                       26,495              --                --              26,495
Other liabilities                                             --               3,013              --               3,013
                                                         ---------         ---------         ---------         ---------
   Total liabilities                                       414,003           476,191          (406,700)          483,494
                                                         ---------         ---------         ---------         ---------

Redeemable preferred stock                                  70,739              --                --              70,739
                                                         ---------         ---------         ---------         ---------

Common stock                                                   191                35               (35)              191
Additional paid-in capital                                 146,674             7,461            (7,461)          146,674
Retained earnings                                             (535)           53,717           (53,717)             (535)
Treasury stock                                                (656)             (540)              540              (656)
                                                         ---------         ---------         ---------         ---------
   Total shareholders' equity                              145,674            60,673           (60,673)          145,674
                                                         ---------         ---------         ---------         ---------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                           $ 630,416         $ 536,864         $(467,373)        $ 699,907
                                                         =========         =========         =========         =========

                                                                Hanger
                                                              Orthopedic
                                                                 Group
                                                                (Parent        Guarantor         Consolidating      Consolidated
                                                                Company)      Subsidiaries        Adjustments          Totals
                                                                --------      ------------        -----------          ------
STATEMENT OF OPERATIONS
Three months ended March 31, 2002
Net sales                                                      $    --           $ 135,909         $ (12,399)        $ 123,510
Cost of goods sold                                                  --              71,931           (12,394)           59,537
                                                               ---------         ---------         ---------         ---------
   Gross profit                                                     --              63,978                (5)           63,973

Selling, general and administrative                                4,553            40,229                (5)           44,777
Depreciation and amortization                                        335             2,449              --               2,784
                                                               ---------         ---------         ---------         ---------
   Income (loss) from operations                                  (4,888)           21,300              --              16,412

Interest income (expense), net                                     3,396           (12,475)             --              (9,079)
Equity in earnings of subsidiaries                                 8,825              --              (8,825)             --
                                                               ---------         ---------         ---------         ---------
Income (loss) before taxes                                         7,333             8,825            (8,825)            7,333

Provision for income taxes                                         3,000              --                --               3,000
                                                               ---------         ---------         ---------         ---------
Income (loss) before extraordinary item                            4,333             8,825            (8,825)            4,333

Extraordinary item                                                (2,811)             --                --              (2,811)
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $   1,522         $   8,825         $  (8,825)        $   1,522
                                                               =========         =========         =========         =========

STATEMENT OF CASH FLOWS
Three months ended March 31, 2002

Cash flows provided by (used in) operating activities          $  (3,631)        $   2,183         $  (8,825)        $  (3,011)
Cash flows provided by (used in) investing activities             (8,941)           (1,244)            8,825            (1,360)
Cash flows provided by (used in) financing activities              4,362            (3,132)             --               1,230
                                                               ---------         ---------         ---------         ---------
   Net decrease in cash and cash equivalents                        (948)           (2,193)             --              (3,141)

Cash and cash equivalents, beginning of period                      (212)           10,255              --              10,043
                                                               ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period                       $  (1,160)        $   8,062         $    --           $   6,902
                                                               =========         =========         =========         =========

                                                                Hanger
                                                              Orthopedic
                                                                 Group
                                                                (Parent        Guarantor         Consolidating      Consolidated
                                                                Company)      Subsidiaries        Adjustments          Totals
                                                                --------      ------------        -----------          ------
STATEMENT OF OPERATIONS
Three months ended March 31, 2001
Net sales                                                      $    --           $ 134,448         $ (13,875)        $ 120,573
Cost of goods sold                                                  --              76,849           (13,875)           62,974
                                                               ---------         ---------         ---------         ---------
   Gross profit                                                     --              57,599              --              57,599

Selling, general and administrative                                6,044            36,645              --              42,689
Depreciation and amortization                                        304             2,754              --               3,058
Amortization of excess cost over net assets acquired                --               3,046              --               3,046
Unusual charges                                                      756               759              --               1,515
                                                               ---------         ---------         ---------         ---------
   Income (loss) from operations                                  (7,104)           14,395              --               7,291

Interest income (expense), net                                       469           (12,727)             --             (12,258)
Earnings in equity of subsidiaries                                 1,668              --              (1,668)             --
                                                               ---------         ---------         ---------         ---------
Income (loss) before taxes                                        (4,967)            1,668            (1,668)           (4,967)

Benefit for income taxes                                          (5,099)             --                --              (5,099)
                                                               ---------         ---------         ---------         ---------
Net income (loss)                                              $     132         $   1,668         $  (1,668)        $     132
                                                               =========         =========         =========         =========

STATEMENT OF CASH FLOWS
Three months ended March 31, 2001

Cash flows provided by (used in) operating activities              3,313             3,961         $  (1,668)        $   5,606
Cash flows provided by (used in) investing activities             (2,987)           (1,082)            1,668            (2,401)
Cash flows used in financing activities                           (9,059)           (4,477)             --             (13,536)
                                                               ---------         ---------         ---------         ---------
   Net decrease in cash and cash equivalents                      (8,738)           (1,598)             --             (10,331)

Cash and cash equivalents, beginning of period                   (10,829)            9,840              --              20,669
                                                               ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period                       $   2,096         $   8,242         $    --           $  10,338
                                                               =========         =========         =========         =========

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated certain items of the Company's Statements of Operations and their percentage of the Company's net sales:

                                                            2002       2001
                                                            -----      ----
Net sales                                                   100.0 %    100.0 %
Cost of goods sold                                           48.2       52.2
Gross profit                                                 51.8       47.8
Selling, general and administrative                          36.2       35.4
Depreciation and amortization                                 2.3        2.5
Amortization of excess cost over net assets acquired            -        2.5
Unusual charges                                                 -        1.3
Income from operations                                       13.3        6.1
Interest expense, net                                         7.4       10.2
Income (loss) before taxes                                    5.9       (4.1)
Provision (benefit) for income taxes                          2.4       (4.2)
Net income before extraordinary item                          3.5        0.1
Extraordinary item                                            2.3          -
Net income                                                    1.2        0.1


Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales. Net sales for the quarter ended March 31, 2002, were approximately $123.5 million, an increase of approximately $2.9 million, or 2.4%, over net sales of approximately $120.6 million for the quarter ended March 31, 2001. The sales growth was primarily the result of a 5.4% increase in same center sales in the Company's O&P patient-care practices offset by a $1.4 million, or 1.2%, decrease in outside sales of the distribution segment and a $1.6 million, or 1.3%, reduction in sales due to the sale of Seattle Orthopedic Group, Inc., the Company's manufacturing division, in the third quarter of 2001.

Gross Profit. Gross profit in the quarter ended March 31, 2002 was approximately $64.0 million, an increase of approximately $6.4 million, or 11.1%, over $57.6 million for the quarter ended March 31, 2001. Gross profit as a percentage of net sales increased to 51.8% in the first quarter of 2002 over 47.8% in the first quarter of 2001. The improvement in gross profit, in both dollars and as a percentage of sales, was due to a reduction in labor and material costs in connection with the Company's performance improvement initiatives.

Selling, General and Administrative. Selling, general and administrative expenses in the quarter ended March 31, 2002 increased by $2.1 million, or 4.9%, compared to the quarter ended March 31, 2001. Selling, general and administrative expenses as a percentage of net sales increased to

36.2% in the first quarter of 2002 compared to 35.4% for same period in 2001. The increase in selling, general and administrative expenses in both dollars and as a percentage of sales was primarily due to an increase in performance-based bonus program costs, offset by a decrease in salaries and related benefits.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2002 amounted to $2.8 million, a 54.4% decrease in such costs over the $6.1 million for the three months ended March 31, 2001. The decrease is due to the discontinuation of amortization related to goodwill and other indefinite-lived intangible assets commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142.

Unusual Charges. Unusual charges for the three months ended March 31, 2001 amounted to $1.5 million in fees paid to Jay Alix & Associates ("JA&A") in connection with the development of the Company's performance improvement plan. No such costs were incurred during the three months ended March 31, 2002.

JA&A's work with the Company was substantially completed as of December 31, 2001. In the fourth quarter of 2001, we were invoiced for and accrued a success fee based upon identified savings and operational improvements. Our contract with JA&A calls for one additional success fee, which will be based on the realization of further savings from initiatives that were not fully implemented by December 31, 2001. As of March 31, 2002, these savings are not yet measurable, and therefore, we are unable to estimate the amount, if any, related to this second success fee.

Income from Operations. Principally as a result of the above, income from operations for the quarter ended March 31, 2002 was $16.4 million, an increase of $9.1 million, or 125.1%, compared to the quarter ended March 31, 2001. Income from operations as a percentage of net sales increased by 7.2 percentage points to 13.3% of net sales in the first quarter of 2002 over 6.1% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the first quarter of 2002 was $9.1 million, a decrease of $3.2 million from the $12.3 million incurred in the first quarter of 2001. The decrease in interest expense in dollars was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the three months ended March 31, 2002 was $3.0 million compared to a benefit from income taxes of $5.1 million for the three months ended March 31, 2001. The change in the income tax provision was due to the Company's return to profitability.

Net Income (Loss) before Extraordinary Item. As a result of the above, we recorded net income before extraordinary item of $4.3 million for the three months ended March 31, 2002, compared to $0.1 million in the comparable quarter in the prior year, an improvement of $4.2 million.

Extraordinary Item. The extraordinary item of $2.8 million ($4.6 million pre-tax) in the three months ended March 31, 2002, represents the write-off of debt issue costs as a result of extinguishing $228.4 million of bank debt.

Net Income (Loss). As a result of the above, we recorded net income of $1.5 million for the three months ended March 31, 2002, compared to net income of $0.1 million in the comparable quarter in the prior year, an improvement of $1.4 million.

Financial Condition, Liquidity And Capital Resources

Our working capital at March 31, 2002 was $137.9 million compared to $109.2 million at December 31, 2001. Our cash and cash equivalents amounted to $6.9 million at March 31, 2002 and $10.0 million at December 31, 2001. The current ratio improved to 3.5 to 1 at March 31, 2002, compared to 2.3 to 1 at December 31, 2001. Availability under our Revolving Credit Facility increased to $34.5 million at March 31, 2002 compared to $25.2 million at December 31, 2001.

Net cash used in operating activities for the three months ended March 31, 2002 was $3.0 million, compared to $5.6 million provided by operating activities in the three months ended March 31, 2001. The $8.6 million decrease was primarily due to the payment of bonuses accrued as of December 31, 2001, which were paid in the first quarter of 2002 in order to secure a tax deduction in 2001. The accrued bonus at December 31, 2000 was not paid until the second quarter of 2001.

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2002, and was $2.4 million for the same period in the prior year. The increase in sales and profits in 2001 caused a $0.4 million increase in earnouts, which was offset by the proceeds from the sale of the building which formerly housed the Company's distribution segment.

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2002. During that period, the Company received $194.0 million in net proceeds from the sale of the Company's 10 3/8% Senior Notes due 2009 ("Senior Notes"). These proceeds were offset by: (i) principal payments on our long-term debt of $156.7 million, (ii) a net paydown of $34.3 million of our revolving line of credit, and (iii) payment of $8.5 million in financing costs related to the issuance of the Company's 10 3/8% Senior Notes and the establishment of a new $75.0 million senior secured revolving line of credit ("New Revolving Credit Facility").

On February 15, 2002, we issued $200.0 million aggregate principal amount of 10 3/8% Senior Notes in a private placement exempt from registration under the Securities Act of 1933, as amended. We also established, concurrent with the sale of the Senior Notes, the New Revolving Credit Facility. The proceeds from these transactions were used to retire the existing revolving line of credit, Tranche A & B term loans, and for fees related to the transaction.

The Senior Notes mature on February 15, 2009 and do not require any prepayments of principal prior to maturity. Interest on the Senior Notes accrues from February 15, 2002, and is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002. Payment of principal and interest on the Senior Notes is guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. The indenture limits our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

The New Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions, is a senior secured Revolving Credit Facility providing for loans of up to $75.0 million and will terminate on February 15, 2007. Borrowings under the New Revolving Credit Facility will bear interest, at our option, at an annual rate equal to LIBOR plus 3.50% or the Base Rate (as defined in the New Revolving Credit Facility) plus 2.50% in each case, subject to adjustments based on financial performance. Our obligations under the New Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries' shares, all of our assets and all of the assets of our subsidiaries. Borrowings under the New Revolving Credit Facility are prepayable at any time without premium or penalty. The New Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants.

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

Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting principles are stated in Note B to the Consolidated Financial Statements as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with the adoption of SFAS No. 142; Goodwill and Other Intangible Assets, the Company believes the following accounting policy is critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

o Intangible Assets: Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. Other definite-lived intangible assets include non-compete agreements which are recorded based on agreements entered into by the Company and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. The remainder of the other definite-lived intangible assets, including patents, are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. SFAS 142 requires that excess cost over net assets acquired and indefinite-lived intangibles be tested for impairment annually. In connection with the impairment assessment management reviews and assesses, future cash flows, the market value of the Company's stock price as well as other market valuation indicators. Further changes in these items could result in an impairment. Impairment would be recognized by a charge to operating results and a reduction in the carrying value of the asset.

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

Forward Looking Statements

This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to successfully integrate the operations of NovaCare O&P and to attract and retain qualified O&P practitioners, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following exhibits are filed herewith:

              Exhibit No.      Document

              10(a) Non-Qualified Stock Option Agreement, dated as of December 12, 2001, between the registrant and Jay Alix & Associates, Inc.

         (b)  Forms 8-K.     Current Report on Form 8-K dated February 15, 2002,
                             reporting the private placement of $200.0 million principal amount of 10 3/8% Senior Notes due 2009 and the establishment of a new $75.0 million revolving credit facility.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANGER ORTHOPEDIC GROUP, INC.



Dated:  May 15, 2002                        /s/ Ivan R. Sabel
                                            -----------------------------------
                                            Ivan R. Sabel, CPO
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated:  May 15, 2002                        /s/ George E. McHenry
                                            -----------------------------------
                                            George E. McHenry
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Dated:  May 15, 2002                        /s/ Glenn M. Lohrmann
                                            -----------------------------------
                                            Glenn M. Lohrmann
                                            Controller
                                            (Chief Accounting Officer)