Form 10-Q
period 2002-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2002-08-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended                 June 30, 2002
                                   ---------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
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
Yes      X         No        .
   ----------        --------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2002; 19,512,213 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                       Page No.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - June 30, 2002
          (unaudited) and December 31, 2001                                  1

Consolidated Statements of Operations for the three and six
          months ended June 30, 2002 and 2001 (unaudited)                    3

Consolidated Statements of Cash Flows for the six
          months ended June 30, 2002 and 2001 (unaudited)                    4

Notes to Consolidated Financial Statements                                   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        33



Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               34

Item 6.   Exhibits and Reports on Form 8-K                                  35


SIGNATURES                                                                  36

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)
                                                                   June 30,     December 31,
                                                                     2002          2001
                                                                  -----------   ------------
                                                                  (unaudited)
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $ 15,201     $ 10,043
     Accounts receivable, less allowances for doubtful accounts
         of $15,372 and $17,625 in 2002 and 2001, respectively       105,995      104,040
     Inventories                                                      52,550       55,946
     Prepaid, other assets, and income taxes receivable                5,439        4,901
     Deferred income taxes                                            20,957       20,957
                                                                    --------     --------
         Total current assets                                        200,142      195,887
                                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                              3,743        4,078
     Buildings                                                         6,700        8,629
     Machinery and equipment                                          31,183       28,675
     Furniture and fixtures                                           10,162        9,967
     Leasehold improvements                                           18,633       18,027
                                                                    --------     --------
                                                                      70,421       69,376
     Less accumulated depreciation and amortization                   35,344       31,598
                                                                    --------     --------
                                                                      35,077       37,778
                                                                    --------     --------

INTANGIBLE ASSETS
     Excess cost over net assets acquired, less accumulated
         amortization of $38,915 and $36,727 in 2002 and 2001,
         respectively                                                448,447      440,874
     Assembled workforce, less accumulated amortization of
         $0 and $2,188 in 2002 and 2001, respectively                   --          4,812
     Patents and other intangible assets, less accumulated
         amortization of $3,919 and $3,430 in 2002 and 2001,
         respectively                                                  6,209        6,694
                                                                    --------     --------
                                                                     454,656      452,380
                                                                    --------     --------

OTHER ASSETS
     Debt issuance costs, net                                         14,604       10,846
     Other assets                                                      3,917        3,016
                                                                    --------     --------
         Total other assets                                           18,521       13,862
                                                                    --------     --------

TOTAL ASSETS                                                        $708,396     $699,907
                                                                    ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                                       June 30,      December 31,
                                                                         2002           2001
                                                                     ------------    ------------
                                                                     (unaudited)
                  LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                $   9,104      $  30,512
     Accounts payable                                                     7,388         16,901
     Accrued expenses                                                     9,459          8,196
     Accrued interest payable                                             7,911          2,017
     Accrued compensation related cost                                   22,677         29,045
     Accrued income taxes                                                 4,412           --
                                                                      ---------      ---------
        Total current liabilities                                        60,951         86,671

Long-term debt, less current portion                                    391,438        367,315
Deferred income taxes                                                    26,495         26,495
Other liabilities                                                         1,855          3,013
                                                                      ---------      ---------
        Total liabilities                                               480,739        483,494
                                                                      ---------      ---------

7% Redeemable Convertible Preferred stock, liquidation preference
        $1,000 per share                                                 73,296         70,739
                                                                      ---------      ---------

Commitments and contingent liabilities (See Note I)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 60,000,000 shares authorized,
        19,467,018 and 19,057,876 shares issued and
        outstanding in 2002 and 2001, respectively                          195            191
     Additional paid-in capital                                         148,721        146,674
     Retained earnings (accumulated deficit)                              6,101           (535)
                                                                      ---------      ---------
                                                                        155,017        146,330
     Treasury stock, cost -- (133,495 shares)                              (656)          (656)
                                                                      ---------      ---------
                                                                        154,361        145,674
                                                                      ---------      ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                                          $ 708,396      $ 699,907
                                                                      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three and Six Months Ended June 30,
         (Dollars in thousands, except share and per share amounts)
                                                                Three Months                        Six Months
                                                                Ended June 30,                      Ended June 30,
                                                        -------------------------------     ------------------------------
                                                             2002              2001             2002             2001
                                                        --------------   --------------     ------------      ------------
                                                          (unaudited)                              (unaudited)
Net sales                                                $    133,056     $    129,187      $    256,566      $    249,760
Cost of goods sold                                             61,298           63,434           120,835           126,408
                                                         ------------     ------------      ------------      ------------
Gross profit                                                   71,758           65,753           135,731           123,352

Selling, general and administrative                            46,582           42,638            91,359            85,327
Depreciation and amortization                                   2,294            3,115             5,078             5,954
Amortization of excess cost over net assets acquired             --              3,292              --               6,557
Unusual charges                                                  --             13,324              --              14,839
                                                         ------------     ------------      ------------      ------------
Income from operations                                         22,882            3,384            39,294            10,675

Interest expense, net                                           9,977           11,033            19,056            23,291
                                                         ------------     ------------      ------------      ------------
Income (loss) before taxes                                     12,905           (7,649)           20,238           (12,616)

Provision (benefit) for income taxes                            5,234           (2,908)            8,234            (8,007)
                                                         ------------     ------------      ------------      ------------
Income (loss) before extraordinary item                         7,671           (4,741)           12,004            (4,609)

Extraordinary loss on early extinguishment of debt,
   net of tax benefit                                            --               --               2,811              --
                                                         ------------     ------------      ------------      ------------
Net income (loss)                                        $      7,671     $     (4,741)     $      9,193      $     (4,609)
                                                         ============     ============      ============      ============
Income (loss) before extraordinary item applicable
   to common stock                                       $      6,380     $     (5,945)     $      9,447      $     (6,997)
                                                         ============     ============      ============      ============
Net income (loss) applicable to common stock             $      6,380     $     (5,945)     $      6,636      $     (6,997)
                                                         ============     ============      ============      ============

Basic Per Common Share Data
Income (loss) before extraordinary item                  $       0.33     $      (0.31)     $       0.49      $      (0.37)
Extraordinary item, net of tax benefit                           --               --               (0.14)             --
                                                         ------------     ------------      ------------      ------------
Net income (loss)                                        $       0.33     $      (0.31)     $       0.35      $      (0.37)
                                                         ============     ============      ============      ============
Shares used to compute basic per common share
   amounts                                                 19,336,954       18,910,002        19,221,865        18,910,002
                                                         ============     ============      ============      ============

Diluted Per Common Share Data
Income (loss) before extraordinary item                  $       0.29     $      (0.31)     $       0.44      $      (0.37)
Extraordinary item, net of tax benefit                           --               --               (0.13)             --
                                                         ------------     ------------      ------------      ------------
Net income (loss)                                        $       0.29     $      (0.31)     $       0.31      $      (0.37)
                                                         ============     ============      ============      ============
Shares used to compute diluted per common share
   amounts                                                 22,013,471       18,910,002        21,669,180        18,910,002
                                                         ============     ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                             (Dollars in thousands)
                                                                  2002           2001
                                                              -----------    -----------
Cash flows from operating activities:                                (unaudited)
     Net income (loss)                                         $   9,193      $  (4,609)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary loss on extinguishment of debt                  2,811           --
     Loss on disposal of assets                                      557          8,176
     Provision for bad debts                                      10,725         10,628
     Depreciation and amortization                                 5,078          5,954
     Amortization of excess cost over net assets acquired           --            6,557
     Amortization of debt issuance costs                           1,099          1,273
     Deferred income taxes                                          --              945
     Restructuring costs                                            --            3,688
     Changes in assets and liabilities:
        Accounts receivable                                      (12,681)        (8,420)
        Inventories                                                3,397          8,088
        Prepaid, other assets, and income taxes receivable        (1,570)        (5,172)
        Other assets                                                (180)           234
        Accounts payable                                          (9,325)        (3,880)
        Accrued expenses, interest and income taxes               14,419         (9,070)
        Accrued compensation related costs                        (6,368)        (3,295)
        Other liabilities                                         (1,159)         1,635
                                                               ---------      ---------
Net cash provided by operating activities                         15,996         12,732
                                                               ---------      ---------

Cash flows from investing activities:
     Purchase of fixed assets                                     (3,936)        (3,701)
     Acquisitions, net of cash acquired, and earnouts             (2,952)        (2,783)
     Proceeds from sale of fixed assets                            1,492            444
                                                               ---------      ---------
Net cash used in investing activities                             (5,396)        (6,040)
                                                               ---------      ---------

Cash flows from financing activities:
     Net repayments under revolving credit agreement             (38,800)         4,000
     Proceeds from sale of Senior Notes                          200,000           --
     Repayment and termination of bank loans                    (153,587)       (13,250)
     Scheduled repayment of long-term debt                        (5,619)        (6,969)
     Increase in financing costs                                  (9,487)        (1,059)
     Proceeds from issuance of Common Stock                        2,051           --
                                                               ---------      ---------
Net cash used in financing activities                             (5,442)       (17,278)
                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents                   5,158        (10,586)
Cash and cash equivalents at beginning of period                  10,043         20,669
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  15,201      $  10,083
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

NOTE B - SIGNIFICANT ACCOUNTING PRINCIPLES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Also, see "Critical Accounting Estimates" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company has completed the transitional impairment test, which did not result in the impairment of recorded goodwill. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. As of June 30, 2002, the patient-care center segment had an unamortized balance of goodwill of $448.4 million.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                         Three Months                       Six Months
                                                         Ended June 30,                    Ended June 30,
                                                  ----------------------------    ------------------------------
                                                      2002             2001             2002             2001
                                                      ----             ----             ----             ----
Net income (loss):
Reported net income (loss)                        $     7,671     $     (4,741)    $      9,193     $     (4,609)
Goodwill amortization, net of tax benefit (1)               -            2,570                -            1,590
                                                  -----------     ------------     ------------     ------------
Adjusted net income (loss)                        $     7,671     $     (2,171)    $      9,193     $     (3,019)
                                                  ===========     ============     ============     ============

Per Share Info:

  Basic income (loss):
  Reported income (loss)                          $      0.33     $      (0.31)    $       0.35     $      (0.37)
  Goodwill amortization, net of tax benefit (1)   $         -     $       0.13     $          -     $       0.08
                                                  -----------     ------------     ------------     ------------
  Adjusted basic income (loss)                    $      0.33     $      (0.18)    $       0.35     $      (0.29)
                                                  ===========     ============     ============     ============

  Diluted income (loss):
  Reported income (loss)                          $      0.29     $      (0.31)    $       0.31     $      (0.37)
  Goodwill amortization, net of tax benefit (1)   $         -     $       0.13     $          -     $       0.08
                                                  -----------     ------------     ------------     ------------
  Adjusted diluted income (loss)                  $      0.29     $      (0.18)    $       0.31     $      (0.29)
                                                  ===========     ============     ============     ============

(1) For the three ended June 30, 2001, consists of $3.3 million in amortization, offset by the reduction in the tax benefit of $0.7 million based on the revised effective tax rate for 2001. For the six months ended June 30, 2001, consists of $6.6 million in amortization, offset by the reduction in the tax benefit of $5.0 million based on the revised effective tax rate for 2001.

Amortization expense related to definite-lived intangible assets was $0.2 million and $0.5 million for the three and six months ended June 30, 2002, respectively. Estimated aggregate amortization expense for such assets for each of the five years ended December 31, 2006 is as follows (in thousands):

                   2002         $  963
                   2003         $  839
                   2004         $  768
                   2005         $  762
                   2006         $  751

New Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt would no longer be extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion No. 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS is effective for fiscal years beginning after May 15, 2002. SFAS 145 will be adopted by us on January 1, 2003 and may result in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

On July 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities would be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs would include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have a material effect on its financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the statements of cash flows:

                                                          2002           2001
                                                          ----           ----
(in thousands)
Cash paid during the period for:
Interest                                               $  21,584      $ 27,518
Income taxes                                           $     916      $    375

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion       $   2,557      $  2,388

NOTE D - ACQUISITIONS

The Company has not acquired any companies during the three or six months ended June 30, 2001 or 2002.

In connection with the acquisition of NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P") in July 1999, the Company assumed responsibility for payments of earnouts and working capital provisions related to acquisitions made by NovaCare O&P prior to July 1, 1999. In connection with these agreements and the Company's acquisitions prior to 2001, the Company paid $3.0 million and $2.8 million in the six-month periods ended June 30, 2002, and 2001, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay an additional $2.5 million related to earnout provisions that are expected to be paid by June 30, 2004.

NOTE E - UNUSUAL CHARGES

Summary

Unusual charges for the three and six months ended June 30, 2001 consist of the following costs, which are explained below:

                                                Three           Six
(in thousands)                                  Months         Months
                                                ------         ------

Restructuring and asset impairment costs        $3,688         $3,688
Performance improvement costs                    1,460          2,975
Impairment loss on assets held for sale          8,176          8,176
                                               -------        -------
Unusual charges                                $13,324        $14,839
                                               =======        =======

Restructuring Costs

In the second quarter of 2001, in connection with the implementation of the AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; "JA&A") initiatives, the Company recorded approximately $3.7 million in restructuring and asset impairment costs. The plan of initiatives, as amended in December 2001, called for the closure of 44 facilities and the termination of approximately 135 employees. As of June 30, 2002, 42 properties had been vacated and 135 employees had been terminated. All payments under the plan for lease and severance costs are expected to be paid by December 31, 2004.

The previously adopted 1999 and 2000 plans contemplated lease termination and severance costs associated with the closure of certain redundant patient-care centers and corporate functions of the Company and NovaCare O&P. All contemplated employees have been terminated and all contemplated patient-care centers have been closed. Lease payments on those closed patient-care centers are expected to be paid through 2003.

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

                                                              Lease
                                                Employee    Termination        Total
                                                Severence  and other Exit   Restructuring
                                                  Costs       Costs            Reserve
                                                  -----       -----            -------
                                                           (in thousands)
1999 & 2000 Restructuring Reserve
Balance at December 31, 2001                     $  --         $   329       $   329
Spending                                            --             (50)          (50)
                                                 -------       -------       -------
Balance at June 30, 2002                            --             279           279
                                                 -------       -------       -------

2001 Restructuring Reserve
Balance at December 31, 2001                          50         1,886         1,936
Spending                                             (30)         (699)         (729)
                                                 -------       -------       -------
Balance at June 30, 2002                              20         1,187         1,207
                                                 -------       -------       -------

1999, 2000, and 2001 Restructuring Reserves
Balance at June 30, 2002                         $    20       $ 1,466       $ 1,486
                                                 =======       =======       =======

Performance Improvement Costs

Unusual charges for the three and six months ended June 30, 2001 amounted to $1.5 million and $3.0 million, respectively, in fees paid to JA&A in connection with the execution of the Company's performance improvement plan.

JA&A's work with the Company was substantially completed as of December 31, 2001. In the fourth quarter of 2001, the Company was invoiced for and accrued a success fee based upon identified savings and operational improvements. The Company's contract with JA&A calls for the possibility of one additional success fee, which will be based on the realization of further savings from initiatives that were not fully implemented by December 31, 2001. As of June 30, 2002, these savings are not yet measurable, and therefore, the Company is unable to estimate the amount, if any, related to this second success fee. (See Note L.)

Impairment Loss on Assets Held for Sale

During the three and six months ended June 30, 2001, the Company recognized an impairment loss of $8.2 million on the planned sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. to United States Manufacturing Company, LLC ("USMC"). The amount of the loss represented the excess of the net book value of the assets held for sale over the estimated proceeds for the assets. The sale of the assets was ultimately completed on October 9, 2001.

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

Earnings per share for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001 are computed based on the following amounts:

                                                                  Three Months                           Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                           -------------------------------       -------------------------------
(in thousands, except share amounts)                           2002                2001              2002               2001
                                                               ----                ----              ----               ----
Income (loss) before extraordinary item                    $      7,671       $     (4,741)      $     12,004       $     (4,609)
Less preferred stock dividends declared and accretion            (1,291)            (1,204)            (2,557)            (2,388)
                                                           ------------       ------------       ------------       ------------
Income (loss) before extraordinary item available to
    common stockholders used to compute basic
    and diluted per common share amounts                   $      6,380       $     (5,945)      $      9,447       $     (6,997)
                                                           ============       ============       ============       ============

Net income (loss)                                          $      7,671       $     (4,741)      $      9,193       $     (4,609)
Less preferred stock dividends declared and accretion            (1,291)            (1,204)            (2,557)            (2,388)
                                                           ------------       ------------       ------------       ------------
Net income (loss) available to common stockholders
    used to compute basic and diluted per common
    share amounts                                          $      6,380       $     (5,945)      $      6,636       $     (6,997)
                                                           ============       ============       ============       ============

Shares of common stock outstanding used to compute
    basic per common share amounts                           19,336,954         18,910,002         19,221,865         18,910,002
Effect of dilutive options                                    2,452,016               --            2,252,874               --
Effect of dilutive warrants                                     224,501               --              194,441               --
                                                           ------------       ------------       ------------       ------------
Shares used to compute dilutive per common share
    amounts (1)                                              22,013,471         18,910,002         21,669,180         18,910,002
                                                           ============       ============       ============       ============

(1)    Excludes the effect of the conversion of the 7% Redeemable Convertible
       Preferred Stock into Common Stock as it is considered anti-dilutive. For
       2001, excludes the effect of all dilutive options and warrants as a result of the Company's net loss before extraordinary item available to common shareholders for the three and six months ended June 30, 2001.

NOTE G - INVENTORY

Inventories at June 30, 2002 and December 31, 2001 consist of the following:

                                     June 30,     December 31,
               (in thousands)          2002          2001
                                    ---------      ---------

               Raw materials        $  24,252      $  27,224
               Work in process         19,908         19,908
               Finished goods           8,390          8,814
                                    ---------      ---------
                                    $  52,550      $  55,946
                                    =========      =========

NOTE H - LONG TERM DEBT

Long-term debt consisted of the following at June 30, 2002 and December 31, 2001:

                                                                                         June 30,        December 31,
(in thousands)                                                                             2002              2001
                                                                                           ----              ----
Revolving Credit Facility                                                              $    36,000       $    74,800
10 3/8% Senior Notes due 2009                                                              200,722                 -
A Term Loan Commitment                                                                           -            63,995
B Term Loan Commitment                                                                           -            89,592
11 1/4% Senior Subordinated Notes due 2009                                                 150,000           150,000
Subordinated seller notes, non-collateralized net of unamortized discount of $0.1 million with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates
   ranging from 6% to 12.287%, maturing through December 2011                               13,820            19,440
                                                                                       -----------       ------------
                                                                                           400,542           397,827
Less current portion                                                                        (9,104)          (30,512)
                                                                                       -----------       ------------
                                                                                       $   391,438       $   367,315
                                                                                       ===========       ============

On February 15, 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes") and established a new $75.0 million senior secured revolving line of credit (the "Revolving Credit Facility"). The Senior Notes mature on February 15, 2009, are senior indebtedness and are guaranteed by all of the Company's domestic subsidiaries. Interest is payable semi-annually on February 15 and August 15, commencing August 15, 2002. The Revolving Credit Facility carries an interest rate of LIBOR plus 3.50% and matures on February 15, 2007. The Company used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.5 million from the Revolving Credit Facility, to retire approximately $228.4 million of indebtedness, plus related fees and expenses, outstanding under the Company's previously existing revolving credit and term loan facilities.

As a result of retiring the previously existing indebtedness, the Company wrote off $4.6 million in unamortized debt issuance costs that had previously been included in other assets. The extraordinary item for the six months ended June 30, 2002 consists of such costs, offset by a tax benefit of $1.8 million.

In March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes and in order to mitigate its interest rate risk. Under the interest rate swap agreements, the Company will receive amounts based on a fixed interest rate of 10 3/8% per annum. In return, the Company will pay amounts based on a variable interest rate based on the six-month LIBOR plus a spread between 492 and 497 basis points. The Company will receive and pay these amounts semiannually through the maturity date of February 15, 2009. The terms of these agreements are identical to the Senior Notes. The Company has designated its interest rate swaps as fair value hedges and they qualify for the short-cut method of accounting under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has adjusted the carrying amount of the Senior Notes and the swaps by $0.7 million, to reflect the fair value of the swaps as of June 30, 2002. The fair value of interest rate swaps are included in other assets.

The Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company's derivative financial instruments are designated as and qualify as fair value flow hedges. The Company's policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company's risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company would discontinue hedge accounting prospectively. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a Supply Agreement with USMC, under which it agreed to purchase certain products and components for use solely by the Company's patient-care centers during a five-year period following the date of the agreement. The Company is obligated to purchase from USMC at least $7.5 million of products and components during the first year following the date of the agreement, $8.5 million of products and components during the second year following the agreement, and $9.5 million of products and components during the third year following the date of the agreement, subject to certain adjustments. However, in the event purchases during each of the fourth and fifth years are less than approximately $8.7 million, the Company shall pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years are less than approximately $8.7 million.

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

NOTE J - SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' EBITDA. EBITDA is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization, and unusual charges consisting of impairment loss on assets held for sale, and integration, impairment, restructuring, and performance improvement costs. EBITDA is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating health care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. Our definition of EBITDA may not be comparable to the definition of EBITDA used by other companies. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The two reportable segments are: (i) patient-care centers and (ii) distribution. A third segment that was previously reportable, manufacturing, was sold on October 9, 2001. On June 1, 2001, in anticipation of the sale of the manufacturing segment, the Company transferred its central fabrication operations from the manufacturing segment to the patient-care centers segment. Accordingly, all prior periods have been recast to be consistent with 2001 reporting. The reportable segments are described further below:

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

Manufacturing - This previously reportable segment consisted of the manufacture of components and finished patient-care products for both the O&P industry and the Company's own patient-care practices.

Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the manufacturing and distribution segments to the patient-care centers segment and were made at prices which approximate market values.

                                   Patient-Care                                                     Other and
                                     Centers             Distribution          Manufacturing       Eliminations          Total
                                     -------             ------------          -------------       ------------          -----
                                                                               (in thousands)
Three Months Ended June 30, 2002
Net sales
   Customers                       $   126,123           $      6,933          $         -          $       -            $ 133,056
                                   ================================================================================================
   Intersegment                    $         -           $     12,796          $         -          $ (12,796)           $       -
                                   ================================================================================================
EBITDA                             $    28,292           $      1,864          $         -          $  (4,980)           $  25,176
Depreciation and amortization            1,884                     73                    -                337                2,294
Interest expense, net                    9,977                      -                    -                  -                9,977
Provision for income taxes                   -                      -                    -              5,234                5,234
                                   ------------------------------------------------------------------------------------------------
Net income (loss)                  $    16,431           $      1,791          $         -          $ (10,551)           $   7,671
                                   ================================================================================================

Three Months Ended June 30, 2001
Net sales
   Customers                       $   119,988           $      7,565          $     1,634          $       -            $ 129,187
                                   ================================================================================================
   Intersegment                    $         -           $     13,945          $     1,149          $ (15,094)           $       -
                                   ================================================================================================
EBITDA                             $    26,503           $      1,779          $       (20)         $  (5,147)           $  23,115
Depreciation and amortization            5,346                    110                  438                513                6,407
Unusual charges                          3,333                     60                8,248              1,683               13,324
Interest expense, net                   10,796                      -                  237                  -               11,033
Benefit for income taxes                     -                      -                    -             (2,908)              (2,908)
                                   ------------------------------------------------------------------------------------------------
Net income (loss)                  $     7,028            $     1,609          $    (8,943)         $  (4,435)           $  (4,741)
                                   ================================================================================================


                                   Patient-Care                                                     Other and
                                     Centers             Distribution          Manufacturing       Eliminations          Total
                                     -------             ------------          -------------       ------------          -----
                                                                               (in thousands)
Six Months Ended June 30, 2002
------------------------------
Net sales
   Customers                       $   243,070           $     13,496          $         -          $       -            $ 256,566
                                   ===============================================================================================
   Intersegment                    $         -           $     25,195          $         -          $ (25,195)           $       -
                                   ===============================================================================================
EBITDA                             $    50,895           $      3,008          $         -          $  (9,531)           $  44,372
Depreciation and amortization            4,242                    163                    -                673                5,078
Interest expense, net                   19,056                      -                    -                  -               19,056
Provision for income taxes                   -                      -                    -              8,234                8,234
Extraordinary item                           -                      -                    -              2,811                2,811
                                   -----------------------------------------------------------------------------------------------
Net income (loss)                  $    27,597           $      2,845          $         -          $ (21,249)           $   9,193
                                   ===============================================================================================

Six Months Ended June 30, 2001
------------------------------
Net sales
   Customers                       $   231,034           $     15,512          $     3,214          $       -            $ 249,760
                                   ===============================================================================================
   Intersegment                    $         -           $     26,720          $     2,239          $ (28,959)           $       -
                                   ===============================================================================================
EBITDA                             $    45,628           $      3,364          $       224          $ (11,191)           $  38,025
Depreciation and amortization           10,623                    219                  854                815               12,511
Unusual charges                          4,051                     89                8,260              2,439               14,839
Interest expense, net                   23,037                      -                  254                  -               23,291
Benefit for income taxes                     -                      -                    -             (8,007)              (8,007)
                                   -----------------------------------------------------------------------------------------------
Net income (loss)                  $     7,917           $      3,056          $    (9,144)         $  (6,438)           $  (4,609)
                                   ===============================================================================================


NOTE K - CONSOLIDATING FINANCIAL INFORMATION

The Company's Senior Notes, Senior Subordinated Notes and Revolving Credit Facility are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of June 30, 2002 and December 31, 2001, for the three-month periods ended June 30, 2002 and 2001, and for the six-month periods ended June 30, 2002 and 2001 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.

                                                       Hanger
                                                     Orthopedic
                                                       Group
                                                      (Parent         Guarantor         Consolidating     Consolidated
BALANCE SHEET - June 30, 2002                         Company)       Subsidiaries        Adjustments         Totals
-----------------------------                         --------       ------------        -----------         ------
                                                                               (in thousands)
ASSETS
Cash and cash equivalents                            $    6,570      $    8,631            $       -        $  15,201
Accounts receivable                                           -         105,995                    -          105,995
Inventories                                                   -          52,550                    -           52,550
Prepaid expenses and other assets                        26,987           2,854              (24,402)           5,439
Intercompany receivable                                  93,785         (93,785)                   -                -
Deferred income taxes                                    20,957               -                    -           20,957
                                                     ----------------------------------------------------------------
   Total current assets                                 148,299          76,245              (24,402)         200,142

Property, plant and equipment, net                        4,387          30,690                    -           35,077
Intangible assets, net                                     (156)        454,812                    -          454,656
Investment in subsidiaries                               85,239               -              (85,239)               -
Other assets                                            422,369           2,852             (406,700)          18,521
                                                     ----------------------------------------------------------------
   Total assets                                      $  660,138      $  564,599            $(516,341)       $ 708,396
                                                     ================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                    $        -      $    9,104            $       -        $   9,104
Accounts payable                                              7           7,381                    -            7,388
Accrued expenses                                          3,231           6,228                    -            9,459
Accrued interest payable                                  7,536          24,777              (24,402)           7,911
Accrued compensation related cost                         2,062          20,615                    -           22,677
Income taxes payable                                      6,428          (2,016)                   -            4,412
                                                     ----------------------------------------------------------------
   Total current liabilities                             19,264          66,089              (24,402)          60,951

Long-term debt, less current portion                    386,722         411,416             (406,700)         391,438
Deferred income taxes                                    26,495               -                    -           26,495
Other liabilities                                             -           1,855                    -            1,855
                                                     ----------------------------------------------------------------
   Total liabilities                                    432,481         479,360             (431,102)         480,739
                                                     ----------------------------------------------------------------

Redeemable preferred stock                               73,296               -                    -           73,296
                                                     ----------------------------------------------------------------

Common stock                                                195              35                  (35)             195
Additional paid-in capital                              148,721           7,461               (7,461)         148,721
Retained earnings                                         6,101          78,283              (78,283)           6,101
Treasury stock                                             (656)           (540)                 540             (656)
                                                     ----------------------------------------------------------------
   Total shareholders' equity                           154,361          85,239              (85,239)         154,361
                                                     ----------------------------------------------------------------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                       ----------------------------------------------------------------
                                                     $  660,138      $  564,599            $(516,341)       $ 708,396
                                                     ================================================================

NOTE K - CONSOLIDATING FINANCIAL INFORMATION (CONSOLIDATED)

                                                       Hanger
                                                     Orthopedic
                                                       Group
                                                      (Parent         Guarantor         Consolidating     Consolidated
BALANCE SHEET - December 31, 2001                     Company)       Subsidiaries        Adjustments         Totals
---------------------------------                     --------       ------------        -----------         ------
                                                                               (in thousands)
ASSETS
Cash and cash equivalents                            $     (212)     $   10,255            $       -        $  10,043
Accounts receivable                                           -         104,040                    -          104,040
Inventories                                                   -          55,946                    -           55,946
Prepaid expenses and other assets                           591           4,310                    -            4,901
Intercompany receivable                                 126,124        (126,124)                   -                -
Deferred income taxes                                    20,957               -                    -           20,957
                                                     ----------------------------------------------------------------
   Total current assets                                 147,460          48,427                    -          195,887

Property, plant and equipment, net                        4,767          33,011                    -           37,778
Intangible assets, net                                     (156)        452,536                    -          452,380
Investment in subsidiaries                               60,673               -              (60,673)               -
Other assets                                            417,672           2,890             (406,700)          13,862
                                                     ----------------------------------------------------------------
   Total assets                                      $  630,416      $  536,864            $(467,373)       $ 699,907
                                                     ================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                    $   19,199      $   11,313            $       -        $  30,512
Accounts payable                                            520          16,381                    -           16,901
Accrued expenses                                          4,586           3,610                    -            8,196
Accrued interest payable                                  1,577             440                    -            2,017
Accrued compensation related cost                         2,438          26,607                    -           29,045
                                                     ----------------------------------------------------------------
   Total current liabilities                             28,320          58,351                    -           86,671

Long-term debt, less current portion                    359,188         414,827             (406,700)         367,315
Deferred income taxes                                    26,495               -                    -           26,495
Other liabilities                                             -           3,013                    -            3,013
                                                     ----------------------------------------------------------------
   Total liabilities                                    414,003         476,191             (406,700)         483,494
                                                     ----------------------------------------------------------------

Redeemable preferred stock                               70,739               -                    -           70,739
                                                     ----------------------------------------------------------------

Common stock                                                191              35                  (35)             191
Additional paid-in capital                              146,674           7,461               (7,461)         146,674
Accumulated deficit                                        (535)         53,717              (53,717)            (535)
Treasury stock                                             (656)           (540)                 540             (656)
                                                     ----------------------------------------------------------------
   Total shareholders' equity                           145,674          60,673              (60,673)         145,674
                                                     ----------------------------------------------------------------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                       ----------------------------------------------------------------
                                                     $  630,416      $  536,864            $(467,373)       $ 699,907
                                                     ================================================================

                                                       Hanger
                                                     Orthopedic
                                                       Group
                                                      (Parent         Guarantor         Consolidating     Consolidated
STATEMENTS OF OPERATIONS                              Company)       Subsidiaries        Adjustments         Totals
------------------------                              --------       ------------        -----------         ------
                                                                               (in thousands)
Three months ended June 30, 2002

Net sales                                            $        -      $  145,852            $ (12,796)       $ 133,056
Cost of goods sold                                            -          74,090              (12,792)          61,298
                                                     ----------------------------------------------------------------
   Gross profit                                               -          71,762                   (4)          71,758

Selling, general and administrative                       4,980          41,606                   (4)          46,582
Depreciation and amortization                               337           1,957                    -            2,294
                                                     ----------------------------------------------------------------
   Income (loss) from operations                         (5,317)         28,199                    -           22,882

Interest income (expense), net                            2,481         (12,458)                   -           (9,977)
Equity in earnings of subsidiaries                       15,741               -              (15,741)               -
                                                     ----------------------------------------------------------------
Income (loss) before taxes                               12,905          15,741              (15,741)          12,905

Provision for income taxes                                5,234               -                    -            5,234
                                                     ----------------------------------------------------------------
Net income (loss)                                    $    7,671      $   15,741            $ (15,741)       $   7,671
                                                     ================================================================


Three months ended June 30, 2001

Net sales                                            $        -      $  144,281            $ (15,094)       $ 129,187
Cost of goods sold                                            -          78,528              (15,094)          63,434
                                                     ----------------------------------------------------------------
   Gross profit                                               -          65,753                    -           65,753

Selling, general and administrative                       5,147          37,491                    -           42,638
Depreciation and amortization                               513           2,602                    -            3,115
Amortization of excess cost over net assets acquired          -           3,292                    -            3,292
Unusual charges                                           1,683          11,641                    -           13,324
                                                     ----------------------------------------------------------------
   Income (loss) from operations                         (7,343)         10,727                    -            3,384

Interest income (expense), net                            1,836         (12,869)                              (11,033)
Equity in earnings of subsidiaries                       (2,142)              -                2,142                -
                                                     ----------------------------------------------------------------
Income (loss) before taxes                               (7,649)         (2,142)               2,142           (7,649)

Benefit for income taxes                                 (2,908)              -                    -           (2,908)
                                                     ----------------------------------------------------------------
Net income (loss)                                    $   (4,741)     $   (2,142)           $   2,142        $  (4,741)
                                                     ================================================================

                                                       Hanger
                                                     Orthopedic
                                                       Group
                                                      (Parent         Guarantor         Consolidating     Consolidated
STATEMENTS OF OPERATIONS                              Company)       Subsidiaries        Adjustments         Totals
------------------------                              --------       ------------        -----------         ------
                                                                               (in thousands)
Six months ended June 30, 2002

Net sales                                            $        -      $  281,761            $ (25,195)       $ 256,566
Cost of goods sold                                            -         146,021              (25,186)         120,835
                                                     ----------------------------------------------------------------
   Gross profit                                               -         135,740                   (9)         135,731

Selling, general and administrative                       9,533          81,835                   (9)          91,359
Depreciation and amortization                               672           4,406                    -            5,078
                                                     ----------------------------------------------------------------
   Income (loss) from operations                        (10,205)         49,499                    -           39,294

Interest income (expense), net                            5,877         (24,933)                   -          (19,056)
Equity in earnings of subsidiaries                       24,566               -              (24,566)               -
                                                     ----------------------------------------------------------------
Income (loss) before taxes                               20,238          24,566              (24,566)          20,238

Provision for income taxes                                8,234               -                    -            8,234
                                                     ----------------------------------------------------------------
Income (loss) before extraordinary item                  12,004          24,566              (24,566)          12,004

Extraordinary item                                       (2,811)              -                    -           (2,811)
                                                     ----------------------------------------------------------------
Net income (loss)                                    $    9,193      $   24,566            $ (24,566)       $   9,193
                                                     ================================================================


Six months ended June 30, 2001

Net sales                                            $        -      $  278,729            $ (28,969)       $ 249,760
Cost of goods sold                                            -         155,377              (28,969)         126,408
                                                     ----------------------------------------------------------------
   Gross profit                                               -         123,352                    -          123,352

Selling, general and administrative                      11,191          74,136                    -           85,327
Depreciation and amortization                               817           5,137                    -            5,954
Amortization of excess cost over net assets acquired          -           6,557                    -            6,557
Unusual charges                                           2,439          12,400                    -           14,839
                                                     ----------------------------------------------------------------
   Income (loss) from operations                        (14,447)         25,122                    -           10,675

Interest income (expense), net                            2,305         (25,596)                   -          (23,291)
Equity in earnings of subsidiaries                         (474)              -                  474                -
                                                     ----------------------------------------------------------------
Income (loss) before taxes                              (12,616)           (474)                 474          (12,616)

Provision for income taxes                               (8,007)              -                    -           (8,007)
                                                     ----------------------------------------------------------------
Net income (loss)                                    $   (4,609)     $     (474)           $     474        $  (4,609)
                                                     ================================================================


                                                       Hanger
                                                     Orthopedic
                                                       Group
                                                      (Parent         Guarantor         Consolidating     Consolidated
STATEMENTS OF CASH FLOWS                              Company)       Subsidiaries        Adjustments         Totals
------------------------                              --------       ------------        -----------         ------
Six months ended June 30, 2002

Cash flows provided by operating activities          $    6,885      $    9,111            $       -        $  15,996
Cash flows used in investing activities                    (280)         (5,116)                   -           (5,396)
Cash flows provided by (used in) financing
  activities                                                177          (5,619)                   -           (5,442)
                                                     ----------------------------------------------------------------
   Net increase (decrease) in cash and cash
     equivalents                                           6,782         (1,624)                   -            5,158

Cash and cash equivalents, beginning of period             (212)         10,255                    -           10,043
                                                     ----------------------------------------------------------------
Cash and cash equivalents, end of period             $    6,570      $    8,631            $       -        $  15,201
                                                     ================================================================


Six months ended June 30, 2001

Cash flows provided by operating activities          $    2,759      $    9,973            $       -        $  12,732
Cash flows used in investing activities                    (762)         (5,278)                   -           (6,040)
Cash flows used in financing activities                 (10,309)         (6,969)                   -          (17,278)
                                                     ----------------------------------------------------------------
   Net decrease in cash and cash equivalents             (8,312)         (2,274)                   -          (10,586)

Cash and cash equivalents, beginning of period           10,829           9,840                    -           20,669
                                                     ----------------------------------------------------------------
Cash and cash equivalents, end of period             $    2,517      $    7,566            $       -        $  10,083
                                                     ================================================================


NOTE L - SUBSEQUENT EVENT

As described in Note E, the Company approved for payment two invoices for success fees in the fourth quarter of 2001. In accordance with the contract with JA&A, the invoices were satisfied by the payment of $1.1 million in cash and the issuance of nonqualified options to purchase 1,202,436 shares of the Company's stock at an exercise price of $1.40 per share. The options were valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded.

On July 23, 2002 the Company agreed to purchase 601,218 of the options previously granted for a payment of $3.98 per share, or a total of $2,392,704. On July 23, 2002 the Company's shares opened for trading at $12.00 per share. The Company also agreed to file a Registration Statement on Form S-3 with the Securities and Exchange Commission within 20 business days to register the remaining 601,218 shares underlying this option in order to permit JA&A to sell the shares of the Company's stock that it may acquire upon exercise of the option.

In connection with the sale of any shares that JA&A may acquire under these options JA&A has agreed to limit sales of shares of the Company's stock to 40,000 shares in any calendar week. JA&A also agreed to permanently amend its contract with the Company so that the payment of future success fees, if any, would be made only in cash.

Completion of the transaction with JA&A is subject to the approval, which the Company expects to obtain, of a majority of the banks holding the Revolving Credit Facility.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated certain items of the Company's Statements of Operations and their percentage of the Company's net sales:

                                                              Three Months                  Six Months
                                                             Ended June 30,                Ended June 30,
                                                             --------------                --------------
                                                           2002           2001           2002           2001
                                                           ----           ----           ----           ----
Net sales                                                  100.0 %       100.0 %        100.0 %        100.0 %
Cost of goods sold                                          46.1          49.1           47.1           50.6
Gross profit                                                53.9          50.9           52.9           49.4
Selling, general and administrative                         35.0          33.0           35.6           34.2
Depreciation and amortization                                1.7           2.4            2.0            2.4
Amortization of excess cost over net assets acquired           -           2.5              -            2.6
Unusual charges                                                -          10.4              -            5.9
Income from operations                                      17.2           2.6           15.3            4.3
Interest expense, net                                        7.5           8.5            7.4            9.3
Income (loss) before taxes                                   9.7          (5.9)           7.9           (5.1)
Provision (benefit) for income taxes                         3.9          (2.2)           3.2           (3.2)
Net income (loss) before extraordinary item                  5.8          (3.7)           4.7           (1.8)
Extraordinary item                                             -             -           (1.1)             -
Net income (loss)                                            5.8          (3.7)           3.6           (1.8)


Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Net Sales. Net sales for the quarter ended June 30, 2002, were $133.1 million, an increase of $3.9 million, or 3.0%, versus net sales of $129.2 million for the quarter ended June 30, 2001. The sales growth was primarily the result of a 5.2% increase in same center sales in the Company's O&P patient-care practices offset by a $0.6 million, or 0.5%, decrease in outside sales of the distribution segment and a $1.6 million, or 1.2%, reduction in sales due to the sale of Seattle Orthopedic Group, Inc. ("SOGI"), the Company's manufacturing segment, in the fourth quarter of 2001.

Gross Profit. Gross profit in the quarter ended June 30, 2002 was $71.8 million, an increase of $6.0 million, or 9.1%, versus $65.8 million for the quarter ended June 30, 2001. Gross profit as a percentage of net sales increased to 53.9% in the second quarter of 2002 versus 50.9% in the second quarter of 2001. The improvement in gross profit, in both dollars and as a percentage of sales, was due to a reduction in labor and material costs as well as the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses in the quarter ended June 30, 2002 increased by $3.9 million, or 9.2%, compared to the quarter ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 35.0% in the second quarter of 2002 compared to 33.0% for same period in 2001. The increase in selling, general and administrative expenses in both dollars and as a percentage of sales was primarily due to an increase in our accrual for the practitioners' performance-based bonus program costs that resulted from the Company's increased collections and decreased labor and material costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2002 were $2.3 million, a 64.2% decrease in such costs versus the $6.4 million for the three months ended June 30, 2001. The decrease is due principally to the discontinuation of amortization related to goodwill commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142 and to the sale of SOGI in the fourth quarter of 2001.

Unusual Charges. Unusual charges for the three months ended June 30, 2001 amounted to $13.3 million, which consisted of the following one-time costs: (i) restructuring charges of $3.6 million principally related to severance and lease termination expenses; (ii) an $8.2 million loss on the disposal of substantially all the manufacturing assets of SOGI; and (iii) $1.5 million in other charges primarily related to fees paid to AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; "JA&A") in connection with development of the Company's performance improvement plan. No such unusual charges were incurred during the three months ended June 30, 2002.

JA&A's work with the Company was substantially completed as of December 31, 2001. In the fourth quarter of 2001, we were invoiced for and accrued a success fee based upon identified savings and operational improvements. Our contract with JA&A calls for the possibility of one additional success fee, which will be based on the realization of further savings from initiatives that were not fully implemented by December 31, 2001. As of June 30, 2002, these savings are not yet measurable, and therefore, we are unable to estimate the amount, if any, related to this second success fee.

Income from Operations. Principally as a result of the above, income from operations for the quarter ended June 30, 2002 was $22.9 million, an increase of $19.5 million, or 576.2%, compared to the quarter ended June 30, 2001. Income from operations as a percentage of net sales increased by 14.6 percentage points to 17.2% of net sales in the second quarter of 2002 versus 2.6% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the second quarter of 2002 was $10.0 million, a decrease of $1.0 million from the $11.0 million incurred in the second quarter of 2001. The decrease in dollars of interest expense was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the three months ended June 30, 2002 was $5.2 million compared to a benefit from income taxes of $2.9 million for the three months ended June 30, 2001. The change in the income tax provision was due to the Company's return to profitability and the impact of the discontinuation of amortization related to goodwill.

Net Income (Loss). As a result of the above, we recorded net income of $7.7 million for the three months ended June 30, 2002, compared to net loss of $4.7 million in the comparable quarter in the prior year, an improvement of $12.4 million.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Sales. Net sales for the six months ended June 30, 2002, were $256.6 million, an increase of $6.8 million, or 2.7%, versus net sales of $249.8 million for the six months ended June 30, 2001. The sales growth was primarily the result of a 5.3% increase in same center sales in the Company's O&P patient-care practices offset by a $2.0 million, or 0.8%, decrease in outside sales of the distribution segment and a $3.2 million, or 1.3%, reduction in sales due to the sale of SOGI, the Company's manufacturing segment, in the fourth quarter of 2001.

Gross Profit. Gross profit in the six months ended June 30, 2002 was $135.7 million, an increase of $12.4 million, or 10.0%, versus $123.4 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales increased to 52.9% in the first six months of 2002 versus 49.4% in the first six months of 2001. The improvement in gross profit, in both dollars and as a percentage of sales, was due to a reduction in labor and material costs as well as the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses in the six months ended June 30, 2002 increased by $6.0 million, or 7.1%, compared to the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 35.6% in the first six months of 2002 compared to 34.2% for the same period in 2001. The increase in selling, general and administrative expenses in both dollars and as a percentage of sales was primarily due to an increase in our accrual for the practitioners' performance-based bonus program of approximately $7.0 million that resulted from the Company's increased collections and decreased labor and material costs, offset by decreases in legal and occupancy costs of approximately $1.0 million.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2002 were $5.1 million, a 59.4% decrease in such costs versus the $12.5 million for the six months ended June 30, 2001. The decrease is due principally to the discontinuation of amortization related to goodwill commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142 and to the sale of SOGI in the fourth quarter of 2001.

Unusual Charges. Unusual charges for the six months ended June 30, 2001 amounted to $14.8 million, which consisted of the following one-time costs: (i) restructuring charges of $3.6 million principally related to severance and lease termination expenses; (ii) an $8.2 million loss on the disposal of substantially all the manufacturing assets of SOGI; and (iii) $3.0 million in other charges primarily related to fees paid to JA&A in connection with development of the Company's performance improvement plan. No such unusual charges were incurred during the six months ended June 30, 2002.

Income from Operations. Principally as a result of the above, income from operations for the six months ended June 30, 2002 was $39.3 million, an increase of $28.6 million, or 268.1%, compared to the six months ended June 30, 2001. Income from operations as a percentage of net sales increased by 11.0 percentage points to 15.3% of net sales in the first six months of 2002 versus 4.3% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the first six months of 2002 was $19.1 million, a decrease of $4.2 million from the $23.3 million incurred in the first six months of 2001. The decrease in dollars of interest expense was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the six months ended June 30, 2002 was $8.2 million compared to a benefit from income taxes of $8.0 million for the six months ended June 30, 2001. The change in the income tax provision was due to the Company's return to profitability.

Net Income (Loss) before Extraordinary Item. As a result of the above, we recorded net income before extraordinary item of $12.0 million for the six months ended June 30, 2002, compared to a net loss before extraordinary item of $4.6 million in the comparable period in the prior year, an improvement of $16.6 million.

Extraordinary Item. The extraordinary item of $2.8 million ($4.6 million pre-tax) in the six months ended June 30, 2002, represents the write-off of debt issue costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of the $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes") and the establishment of the $75.0 million senior secured revolving line of credit (the "Revolving Credit Facility").

Net Income (Loss). As a result of the above, we recorded net income of $9.2 million for the six months ended June 30, 2002, compared to net loss of $4.6 million in the comparable period in the prior year, an improvement of $13.8 million and the impact of the discontinuation of amortization related to goodwill.

Financial Condition, Liquidity And Capital Resources

Our working capital at June 30, 2002 was $139.2 million compared to $109.2 million at December 31, 2001. Our cash and cash equivalents amounted to $15.2 million at June 30, 2002 and $10.0 million at December 31, 2001. The current ratio improved to 3.3 to 1 at June 30, 2002, compared to 2.3 to 1 at December 31, 2001. Available cash under our Revolving Credit Facility increased to $39.0 million at June 30, 2002 compared to $25.2 million at December 31, 2001.

Net cash provided by operating activities for the six months ended June 30, 2002 was $16.0 million, compared to $12.7 million provided by operating activities in the six months ended June 30, 2001. The $3.3 million increase was primarily due to the increase in the Company's EBITDA, which is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization, and unusual charges.

Net cash used in investing activities was $5.4 million for the six months ended June 30, 2002, versus $6.0 million for the same period in the prior year. The decrease in net cash used was primarily due to the receipt of proceeds from the sale of the building which formerly housed the Company's distribution segment.

Net cash used in financing activities was $5.4 million for the six months ended June 30, 2002. During that period, the Company received $200.0 million in proceeds from the sale of the Senior Notes that were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility. In addition, during that period, the Company received $2.1 million in proceeds from the exercise of stock options, offset by: (i) scheduled principal payments of $5.6 million on our long-term debt, (ii) a net paydown of $0.5 million of our revolving line of credit and (iii) payment of $1.4 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility.

On February 15, 2002, we issued $200.0 million aggregate principal amount of Senior Notes in a private placement exempt from registration under the Securities Act of 1933, as amended. We also established, concurrent with the sale of the Senior Notes, the Revolving Credit Facility.

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

On May 13, 2002, we commenced an exchange offer to exchange the privately-placed, unregistered Senior Notes with new Senior Notes that had been registered under the Securities Act of 1933, as amended, on the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission. The exchange offer expired on June 11, 2002. All of the previously issued unregistered Senior Notes were exchanged for registered Senior Notes. The new notes are substantially identical to the previously issued notes except that the new notes will be free of the transfer restrictions that applied to unregistered notes.

The Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions, is a senior secured revolving credit facility providing for loans of up to $75.0 million and will terminate on February 15, 2007. Borrowings under the Revolving Credit Facility will bear interest, at our option, at an annual rate equal to LIBOR plus 3.50% or the Base Rate (as defined in the Revolving Credit Facility) plus 2.50% in each case, subject to adjustments based on financial performance. Our obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries' shares, all of our assets and all of the assets of our subsidiaries. Borrowings under the Revolving Credit Facility are prepayable at any time without premium or penalty. The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions

During the fourth quarter of 2001, the Company approved for payment two invoices from JA&A for success fees. In accordance with the contract with JA&A, the invoices were satisfied by the payment of $1.1 million in cash and the issuance of nonqualified options to purchase 1,202,436 shares of the Company's stock at an exercise price of $1.40 per share. The options were valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded.

On July 23, 2002 the Company agreed to purchase 601,218 of the options previously granted for a payment of $3.98 per share, or a total of $2,392,704. On July 23, 2002 the Company's shares opened for trading at $12.00 per share. The Company also agreed to file a Registration Statement on Form S-3 with the Securities and Exchange Commission within 20 business days to register the remaining 601,218 shares underlying this option in order to permit JA&A to sell the shares of the Company's stock that it may acquire upon exercise of the option.

In connection with the sale of any shares that JA&A may acquire under these options JA&A has agreed to limit sales of shares of the Company's stock that it may acquire by exercise of the options, to 40,000 shares in any calendar week. JA&A also agreed to permanently amend its contract with the Company so that the payment of future success fees, if any, would be made only in cash.

Completion of the transaction with JA&A is subject to the approval, which the Company expects to obtain, of a majority of the banks holding the Revolving Credit Facility.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Senior Notes and obligations under the Revolving Credit Facility. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.

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

New Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt would no longer be extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion No. 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS is effective for fiscal years beginning after May 15, 2002. SFAS 145 will be adopted by us on January 1, 2003 and may result in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

On July 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities would be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs would include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have a material effect on its financial statements.

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

Other

Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold. The Company primarily provides services and customized devices throughout the United States and is reimbursed, in large part, by the patients' third-party insurers or governmentally-funded health insurance programs. The ability of the Company's debtors to meet their obligations is principally dependent upon the financial stability of the insurers of the Company's patients and future legislation and regulatory actions.

Forward Looking Statements

This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's O&P services and products, uncertainties relating to the results of operations or recently acquired and newly acquired O&P patient care practices, the Company's ability to successfully integrate the operations of NovaCare O&P and to attract and retain qualified O&P practitioners, federal laws governing the health-care industry, governmental policies affecting O&P operations and other risks and uncertainties affecting the health-care industry generally. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

                   PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 30, 2002.

The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated:
Mitchell J. Blutt, M.D. (16,055,242 shares for and 1,844,092 shares withheld), Edmond E. Charrette, M.D. (16,569,957 shares for and 1,329,377 shares withheld), Thomas P. Cooper, M.D. (16,571,777 shares for and 1,327,577 shares withheld), Robert J. Glaser, M.D. (16,568,175 shares for and 1,331,159 shares withheld), Eric Green (16,570,057 shares for and 1,329,277 shares withheld), C. Raymond Larkin, Jr. (16,570,964 shares for and 1,328,370 shares withheld), Risa J. Lavizzo-Mourey, M.D. (16,571,684 shares for and 1,327,650 shares withheld), Ivan
R. Sabel (16,572,864 shares for and 1,326,470 shares withheld) and H.E. Thranhardt (16,572,184 shares for and 1,327,150 shares withheld).

The second proposal was the proposed approval of the Company's 2002 Stock Option Plan and authorization of 1,500,000 shares of the Company's Common Stock for issuance under that Plan. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 10,471,851 shares of Common Stock for (representing approximately 58.5% of the shares voting), 1,817,639 shares of Common Stock against, with 91,868 shares of Common Stock abstaining and 6,902,979 shares of Common Stock not voting on this proposal.

The third proposal was the proposed ratification of the selection of PricewaterhouseCoopers LLP as the independent accountants for the Company for the current fiscal year. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 17,831,202 shares for (representing approximately 99.6% of the shares voting), 39,014 shares against, with 8,032 shares abstaining and 1,406,001 shares of Common Stock not voting on this proposal.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following exhibits are filed herewith:

              Exhibit No.   Document

                   99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 (Attached herewith.)

                   99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 (Attached herewith.)

         (b)  Forms 8-K.       None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANGER ORTHOPEDIC GROUP, INC.



Dated:  August 14, 2002                     /s/ Ivan R. Sabel
                                            ------------------------------------
                                            Ivan R. Sabel, CPO
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated:  August 14, 2002                     /s/ George E. McHenry
                                            ------------------------------------
                                            George E. McHenry
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Dated:  August 14, 2002                     /s/ Glenn M. Lohrmann
                                            ------------------------------------
                                            Glenn M. Lohrmann
                                            Controller
                                            (Chief Accounting Officer)