Form 10-Q
period 2002-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2002-11-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended       September 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

                         Commission file number 1-10670

                          HANGER ORTHOPEDIC GROUP, INC.
--------------------------------------------------------------------------------
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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2002; 20,240,398 shares of common stock, $.01 par value per share.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX

                                                                        Page No.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - September 30, 2002
         (unaudited) and December 31, 2001                                 1


Consolidated Statements of Operations for the three and nine
         months ended September 30, 2002 and 2001 (unaudited)              3

Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (unaudited)              4

Notes to Consolidated Financial Statements                                 5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           26


Item 3.     Quantitative and Qualitative Disclosures About Market Risk    35


Item 4.     Controls and Procedures                                       36



Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              37


SIGNATURES                                                                38

CERTIFICATIONS                                                            39

                              HANGER ORTHOPEDIC GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share and per share amounts)
                                                                    September 30,    December 31,
                                                                         2002            2001
                                                                   --------------    -------------
                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $ 22,002        $ 10,043
     Accounts receivable, less allowances for doubtful accounts
         of $16,057 and $17,625 in 2002 and 2001, respectively          104,994         104,040
     Inventories                                                         54,526          55,946
     Prepaid, other assets, and income taxes receivable                   5,070           4,901
     Deferred income taxes                                               20,957          20,957
                                                                       --------        --------
         Total current assets                                           207,549         195,887
                                                                       --------        --------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                 3,743           4,078
     Buildings                                                            6,700           8,629
     Machinery and equipment                                             33,409          28,675
     Furniture and fixtures                                              10,259           9,967
     Leasehold improvements                                              18,002          18,027
                                                                       --------        --------
                                                                         72,113          69,376
     Less accumulated depreciation and amortization                      36,932          31,598
                                                                       --------        --------
                                                                         35,181          37,778
                                                                       --------        --------

INTANGIBLE ASSETS
     Excess cost over net assets acquired                               450,745         440,874
     Assembled workforce                                                   --             4,812
     Patents and other intangible assets, $10,134 and
         $10,124 less accumulated amortization of $4,162
         and $3,430 in 2002 and 2001, respectively                        5,972           6,694
                                                                       --------        --------
                                                                        456,717         452,380
                                                                       --------        --------

OTHER ASSETS
     Debt issuance costs, net                                            14,316          10,846
     Other assets                                                        10,062           3,016
                                                                       --------        --------
         Total other assets                                              24,378          13,862
                                                                       --------        --------

TOTAL ASSETS                                                           $723,825        $699,907
                                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  HANGER ORTHOPEDIC GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share and per share amounts)
                                                                       September 30,      December 31,
                                                                            2002             2001
                                                                      ---------------    --------------
                                                                        (unaudited)
                  LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                   $   6,888         $  30,512
     Accounts payable                                                        9,827            16,901
     Accrued expenses                                                        9,475             8,196
     Accrued interest payable                                                7,679             2,017
     Accrued compensation related cost                                      33,798            29,045
     Accrued income taxes                                                    6,890              --
                                                                         ---------         ---------
        Total current liabilities                                           74,557            86,671

Long-term debt, less current portion                                       386,934           367,315
Deferred income taxes                                                       26,495            26,495
Other liabilities                                                            1,729             3,013
                                                                         ---------         ---------
        Total liabilities                                                  489,715           483,494
                                                                         ---------         ---------

7% Redeemable Convertible Preferred stock, liquidation preference
        $1,000 per share                                                    74,607            70,739
                                                                         ---------         ---------

Commitments and contingent liabilities (See Note I)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 60,000,000 shares authorized,
        19,742,163 and 19,057,876 shares issued and
        outstanding in 2002 and 2001, respectively                             197               191
     Additional paid-in capital                                            147,342           146,674
     Retained earnings (accumulated deficit)                                12,620              (535)
                                                                         ---------         ---------
                                                                           160,159           146,330
     Treasury stock, cost -- (133,495 shares)                                 (656)             (656)
                                                                         ---------         ---------
                                                                           159,503           145,674
                                                                         ---------         ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                                             $ 723,825         $ 699,907
                                                                         =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                               HANGER ORTHOPEDIC GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Three and Nine Months Ended September 30,
                                  (Dollars in thousands, except share and per share amounts)

                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                              2002              2001               2002              2001
                                                          ------------      ------------       ------------       ------------
                                                                    (unaudited)                          (unaudited)
Net sales                                                 $    133,980      $    129,605       $    390,546       $    379,365
Cost of goods sold (exclusive of depreciation and
   amortization)                                                59,971            61,606            180,806            188,014
                                                          ------------      ------------       ------------       ------------
Gross profit                                                    74,009            67,999            209,740            191,351

Selling, general and administrative                             48,541            45,791            139,900            131,118
Depreciation and amortization                                    2,400             3,091              7,478              9,045
Amortization of excess cost over net assets acquired              --               3,306               --                9,863
Unusual charges                                                   --               1,381               --               16,220
                                                          ------------      ------------       ------------       ------------
Income from operations                                          23,068            14,430             62,362             25,105

Interest expense, net                                            9,870            10,768             28,926             34,059
                                                          ------------      ------------       ------------       ------------
Income (loss) before taxes                                      13,198             3,662             33,436             (8,954)

Provision (benefit) for income taxes                             5,368             3,679             13,602             (4,328)
                                                          ------------      ------------       ------------       ------------
Income (loss) before extraordinary item                          7,830               (17)            19,834             (4,626)

Extraordinary loss on early extinguishment of debt,
   net of tax benefit                                             --                --                2,811               --
                                                          ------------      ------------       ------------       ------------
Net income (loss)                                         $      7,830      $        (17)      $     17,023       $     (4,626)
                                                          ============      ============       ============       ============
Income (loss) before extraordinary item applicable
   to common stock                                        $      6,519      $     (1,242)      $     15,966       $     (8,239)
                                                          ============      ============       ============       ============
Net income (loss) applicable to common stock              $      6,519      $     (1,242)      $     13,155       $     (8,239)
                                                          ============      ============       ============       ============

Basic Per Common Share Data
Income (loss) before extraordinary item                   $       0.33      $      (0.07)      $       0.82       $      (0.44)
Extraordinary item, net of tax benefit                            --                --                (0.14)              --
                                                          ------------      ------------       ------------       ------------
Net income (loss)                                         $       0.33      $      (0.07)      $       0.68       $      (0.44)
                                                          ============      ============       ============       ============
Shares used to compute basic per common share
   amounts                                                  19,554,942        18,910,002         19,353,827         18,910,002
                                                          ============      ============       ============       ============

Diluted Per Common Share Data
Income (loss) before extraordinary item                   $       0.30      $      (0.07)      $       0.74       $      (0.44)
Extraordinary item, net of tax benefit                            --                --                (0.13)              --
                                                          ------------      ------------       ------------       ------------
Net income (loss)                                         $       0.30      $      (0.07)      $       0.61       $      (0.44)
                                                          ============      ============       ============       ============
Shares used to compute diluted per common share
   amounts                                                  21,913,967        18,910,002         21,502,115         18,910,002
                                                          ============      ============       ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                             (Dollars in thousands)
                                                                  2002           2001
                                                              ------------    -----------
Cash flows from operating activities:                                 (unaudited)
     Net income (loss)                                         $  17,023      $  (4,626)
Adjustments to reconcile net income (loss) to
   net cash provided by operating
     activities:
     Extraordinary loss on extinguishment of debt                  2,811           --
     Loss on disposal of assets                                      998          8,029
     Provision for bad debts                                      16,333         16,143
     Depreciation and amortization                                 7,478          9,046
     Amortization of excess cost over net assets acquired           --            9,862
     Amortization of debt issuance costs                           1,700          1,931
     Deferred income taxes                                          --              191
     Restructuring costs                                            --            3,688
     Changes in assets and liabilities:
        Accounts receivable                                      (17,288)       (16,785)
        Inventories                                                1,421          8,733
        Prepaid, other assets, and income taxes receivable        (1,201)         1,188
        Other assets                                                (191)           375
        Accounts payable                                          (7,910)        (6,773)
        Accrued expenses, interest and income taxes               16,682         (8,404)
        Accrued compensation related costs                         4,753          4,383
        Other liabilities                                         (1,287)         1,685
                                                               ---------      ---------
Net cash provided by operating activities                         41,322         28,666
                                                               ---------      ---------

Cash flows from investing activities:
     Purchase of property, plant and equipment                    (6,638)        (4,902)
     Acquisitions, net of cash acquired, and earnouts             (4,230)        (4,732)
     Proceeds from sale of property, plant and equipment           1,492            634
                                                               ---------      ---------
Net cash used in investing activities                             (9,376)        (9,000)
                                                               ---------      ---------

Cash flows from financing activities:
     Borrowings under revolving credit agreement                  43,975          4,000
     Repayments under revolving credit agreement                 (92,775)       (10,900)
     Proceeds from sale of Senior Notes                          200,000           --
     Repayment and termination of bank loans                    (153,587)       (18,500)
     Scheduled repayment of long-term debt                        (8,474)       (10,416)
     Increase in financing costs                                  (9,800)        (1,060)
     Proceeds from issuance of Common Stock                        3,067           --
     Repurchase of outstanding stock options                      (2,393)          --
                                                               ---------      ---------
Net cash used in financing activities                            (19,987)       (36,876)
                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents                  11,959        (17,210)
Cash and cash equivalents at beginning of period                  10,043         20,669
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  22,002      $   3,459
                                                               =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting solely of normal recurring adjustments) for a fair presentation of the financial statements have been included. Certain reclassifications of the prior year's data have been made to improve comparability.

These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screened for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company has completed the transitional impairment test, which did not result in the impairment of recorded goodwill. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The Company has chosen October 1, 2002 as the date of its next impairment test and will report the results of that test in the fourth quarter. As of September 30, 2002, the patient-care center segment had goodwill of $450.7 million, an increase of $5.1 million over December 31, 2001.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                         2002             2001           2002            2001
Net income (loss):
Reported net income (loss)           $     7,830      $     (17)      $   17,023     $   (4,626)
Goodwill amortization, net
  of tax benefit (1)                        --            2,950             --            5,009
                                     -----------      ---------       ----------     ----------
Adjusted net income (loss)           $     7,830      $   2,933       $   17,023     $      383
                                     ===========      =========       ==========     ==========

Per share info:

   Basic income (loss):
   Reported income (loss)            $      0.33      $   (0.07)      $     0.68     $    (0.44)
   Goodwill amortization, net
     of tax benefit (1)              $    --          $    0.16       $   --         $     0.27
                                     -----------      ---------       ----------     ----------
   Adjusted basic income (loss)      $      0.33      $    0.09       $     0.68     $    (0.17)
                                     ===========      =========       ==========     ==========

   Diluted income (loss):
   Reported income (loss)            $      0.30      $   (0.07)      $     0.61     $    (0.44)
   Goodwill amortization, net
     of tax benefit (1)              $    --          $    0.16       $   --         $     0.27
                                     -----------      ---------       ----------     ----------
   Adjusted diluted income (loss)    $      0.30      $    0.09       $     0.61     $    (0.17)
                                     ===========      =========       ==========     ==========

(1) For the three months ended September 30, 2001, consists of $3.3 million in amortization and a reduction in the tax expense of $0.3 million based on the revised effective tax rate for 2001. For the nine months ended September 30, 2001, consists of $9.9 million in amortization, offset by the reduction in the tax benefit of $4.9 million based on the revised effective tax rate for 2001. Amortization includes amortization related to assembled workforce, which was combined with goodwill at January 1, 2002.

Amortization expense related to definite-lived intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2002, respectively. Estimated aggregate amortization expense for such assets for each of the five years ended December 31, 2006 is as follows (in thousands):

                             2002         $   963
                             2003         $   839
                             2004         $   768
                             2005         $   762
                             2006         $   751

New Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Under SFAS No. 145, gains and losses from the early extinguishment of debt would no longer be extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion No. 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. In addition, under SFAS No. 145, certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 will be adopted by us on January 1, 2003 and may result in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

On July 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). Under SFAS No. 146, costs associated with exit or disposal activities would be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs would include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on its financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the statements of cash flows:

                                                           2002         2001
(in thousands)
Cash paid during the period for:
Interest                                               $     31,465  $   34,113
Income taxes                                           $      3,809  $      976

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion       $      3,868  $    3,613

NOTE D - ACQUISITIONS

The Company has not acquired any companies during the three or nine months ended September 30, 2001 or 2002.

In connection with the acquisition of NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P") in July 1999, the Company assumed responsibility for payments of earnouts and working capital provisions related to acquisitions made by NovaCare O&P prior to July 1, 1999. In connection with these agreements and the Company's acquisitions prior to 2001, the Company paid $4.2 million and $4.7 million in the nine-month periods ended September 30, 2002, and 2001, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay an additional $1.4 million related to earnout provisions that are expected to be paid by December 31, 2005.

NOTE E - UNUSUAL CHARGES

Summary

Unusual charges for the three and nine months ended September 30, 2001 consist of the following costs, which are explained below:

                                                 Three           Nine
(in thousands)                                   Months         Months

Restructuring and asset impairment costs       $       -       $  3,688
Performance improvement costs                      1,528          4,503
Impairment loss on assets held for sale             (147)         8,029
                                              -----------    -----------
Unusual charges                                $   1,381       $ 16,220
                                              ===========    ===========

Restructuring Costs

In the second quarter of 2001, in connection with the implementation of the AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; "JA&A") initiatives, the Company recorded approximately $3.7 million in restructuring and asset impairment costs. The plan of initiatives, as amended in December 2001, called for the closure of 44 facilities and the termination of approximately 135 employees. As of September 30, 2002, all contemplated properties had been vacated and all contemplated employees had been terminated. All payments under the plan for severance costs have been paid as of September 30, 2002 and all payments for lease costs are expected to be paid by December 31, 2004.

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

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

                                                               Lease
                                               Employee      Termination      Total
                                               Severance   and other Exit  Restructuring
                                                 Costs          Costs        Reserve
----------------------------------------------------------------------------------------
                                                            (in thousands)
1999 & 2000 Restructuring Reserve
Balance at December 31, 2001                     $  --         $   329       $   329
Spending                                            --             (56)          (56)
                                                 -------       -------       -------
Balance at September 30, 2002                       --             273           273
                                                 -------       -------       -------

2001 Restructuring Reserve
Balance at December 31, 2001                          50         1,886         1,936
Spending                                             (50)         (919)         (969)
                                                 -------       -------       -------
Balance at September 30, 2002                       --             967           967
                                                 -------       -------       -------

1999, 2000, and 2001 Restructuring Reserves
Balance at September 30, 2002                    $  --         $ 1,240       $ 1,240
                                                 =======       =======       =======



Performance Improvement Costs

Performance improvement costs for the three and nine months ended September 30, 2001 amounted to $1.5 million and $4.5 million, respectively, consisting primarily of fees paid to JA&A in connection with the execution of the Company's performance improvement plan.

JA&A's work with the Company was substantially completed as of December 31, 2001. In the fourth quarter of 2001, the Company was invoiced for and accrued a success fee based upon identified savings and operational improvements. In accordance with our contract with JA&A, the invoices were satisfied by the payment of $1.1 million in cash and the issuance of a nonqualified option to purchase 1,202,436 shares of the Company's stock at an exercise price of $1.40 per share. The option was valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded.

On July 23, 2002, the Company agreed to repurchase 601,218 of the shares underlying such previously granted option for a payment of $3.98 per share, or a total of $2,392,704, which was paid during the third quarter of 2002 and recorded as a reduction in additional paid-in capital. On July 23, 2002, shares of the Company's common stock opened for trading at $12.00 per share. In accordance with our agreement with JA&A, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the remaining 601,218 shares underlying the outstanding option in order to permit JA&A to sell the shares of the Company's stock that it may acquire upon exercise of the option. Under the agreement with the Company on July 23, 2002, in accordance with the sale of any shares that JA&A may acquire by exercise of the option, JA&A has agreed to limit such sales to 40,000 shares in any calendar week.

The Company's original contract with JA&A provides for one potential additional success fee, which will be based on the realization of further savings from initiatives that were not fully implemented by December 31, 2001. Under the agreement with the Company on July 23, 2002, JA&A also agreed to permanently amend its contract with the Company so that the payment of future success fees, if any, would be made only in cash. As of September 30, 2002, JA&A has measured all savings generated and the Company believes that no further payments will be required under the contract.

Impairment Loss on Assets Held for Sale
During the nine months ended September 30, 2001, the Company recognized an impairment loss of $8.0 million on the planned sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. to United States Manufacturing Company, LLC ("USMC"). The amount of the loss represented the excess of the net book value of the assets held for sale over the estimated proceeds for the assets. The sale of the assets was ultimately completed on October 9, 2001.

NOTE F - NET INCOME (LOSS) PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants, redeemable convertible preferred stock and are calculated using the treasury stock method.

Earnings per share for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001 are computed based on the following amounts:

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                                    -------------                         -------------
(in thousands, except share amounts)                           2002                2001              2002                2001
                                                               ----                ----              ----                ----
Income (loss) before extraordinary item                    $      7,830       $        (17)      $     19,834       $     (4,626)
Less preferred stock dividends declared and accretion            (1,311)            (1,225)            (3,868)            (3,613)
                                                           ------------       ------------       ------------       ------------
Income (loss) before extraordinary item available to
    common stockholders used to compute basic
    and diluted per common share amounts                   $      6,519       $     (1,242)      $     15,966       $     (8,239)
                                                           ============       ============       ============       ============

Net income (loss)                                          $      7,830       $        (17)      $     17,023       $     (4,626)
Less preferred stock dividends declared and accretion            (1,311)            (1,225)            (3,868)            (3,613)
                                                           ------------       ------------       ------------       ------------
Net income (loss) available to common stockholders
    used to compute basic and diluted per common
    share amounts                                          $      6,519       $     (1,242)      $     13,155       $     (8,239)
                                                           ============       ============       ============       ============

Shares of common stock outstanding used to compute
    basic per common share amounts                           19,554,942         18,910,002         19,353,827         18,910,002
Effect of dilutive options                                    2,120,226               --            1,935,846               --
Effect of dilutive warrants                                     238,799               --              212,442               --
                                                           ------------       ------------       ------------       ------------
Shares used to compute dilutive per common share
    amounts (1)                                              21,913,967         18,910,002         21,502,115         18,910,002
                                                           ============       ============       ============       ============

         (1) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2001, excludes the effect of all dilutive options and warrants as a result of the Company's net loss before extraordinary item available to common shareholders for the three and nine months ended September 30, 2001.

Options, outstanding at September 30, 2002, to purchase 280,500 and 1,006,313 shares of common stock are not included in the computation of diluted income per share for the three and nine months ended September 30, 2002, respectively, as these options are anti-dilutive.

Options and warrants to purchase 4,252,460 and 830,650 shares, respectively, of common stock were outstanding at September 30, 2001 and are not included in the computation of diluted income per share for the three and nine months ended September 30, 2001 due to the Company's net loss during these periods.

NOTE G - INVENTORY

Inventories at September 30, 2002 and December 31, 2001 consist of the following:

                                     September 30,    December 31,
                   (in thousands)         2002           2001
                   --------------         ----           ----

                   Raw materials        $25,174        $27,224
                   Work in process       19,908         19,908
                   Finished goods         9,444          8,814
                                        -------        -------
                                        $54,526        $55,946
                                        =======        =======


NOTE H - LONG TERM DEBT

Long-term debt consisted of the following at September 30, 2002 and December 31, 2001:

                                                                 September 30,    December 31,
(in thousands)                                                        2002           2001
--------------                                                        ----           ----
Revolving Credit Facility                                          $  26,000       $  74,800
10 3/8% Senior Notes due 2009                                        206,856            --
A Term Loan Commitment                                                  --            63,995
B Term Loan Commitment                                                  --            89,592
11 1/4% Senior Subordinated Notes due 2009                           150,000         150,000
Subordinated seller notes, non-collateralized net
   of unamortized discount of $0.1 million with principal
   and interest payable in either monthly, quarterly or
   annual installments at effective interest rates
   ranging from 6% to 12.287%, maturing through December 2011         10,966          19,440
                                                                   ---------       ---------
                                                                     393,822         397,827
Less current portion                                                  (6,888)        (30,512)
                                                                   ---------       ---------
                                                                   $ 386,934       $ 367,315
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

The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. As of September 30, 2002, the Company was in compliance with these covenants. The Company assesses, on a quarterly basis, its compliance with these covenants and monitors any matters critical to continue its compliance.

As a result of retiring the previously existing indebtedness, the Company wrote off $4.6 million in unamortized debt issuance costs that had previously been included in other assets. The extraordinary item for the nine months ended September 30, 2002 consists of such costs, offset by a tax benefit of $1.8 million.

In March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes and in order to mitigate its interest rate risk. Under the interest rate swap agreements, the Company will receive amounts based on a fixed interest rate of 10 3/8% per annum. In return, the Company will pay amounts based on a variable interest rate based on the six-month LIBOR plus a spread between 492 and 497 basis points. The Company will receive and pay these amounts semiannually through the maturity date of February 15, 2009. The terms of these agreements are identical to the Senior Notes. The Company has designated its interest rate swaps as fair value hedges and they qualify for the short-cut method of accounting under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has adjusted the carrying amount of the Senior Notes and the swaps by $6.9 million to reflect the fair value of the swaps as of September 30, 2002. The fair value of interest rate swaps are included in other assets.

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

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a Supply Agreement with USMC, under which it agreed to purchase certain products and components for use solely by the Company's patient-care centers during a five-year period following the date of the agreement. The Company satisfied its obligation to purchase from USMC at least $7.5 million of products and components during the first year following the date of the agreement. Accordingly, on November 1, 2002, the escrow agent released $1.0 million in escrowed funds to the Company for the satisfaction of such first-year purchase obligations.

In addition, the Company is obligated to purchase from USMC at least $8.5 million and $9.5 million of products and components during the second and third years following the agreement, respectively, subject to certain adjustments. However, in the event purchases during each of the fourth and fifth years are less than approximately $8.7 million, the Company shall pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years are less than approximately $8.7 million.

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

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, the Company's Chairman of the Board and Chief Executive Officer (and then President), and Richard A. Stein, the Company's former Chief Financial Officer, Secretary and Treasurer (the "Class Action Lawsuit").

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

The Class Action Lawsuit has been dismissed by the District Court for failure to comply with statutory requirements. On November 5, 2002, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.

The Company believes that the allegations have no merit and is vigorously defending the Class Action Lawsuit.

NOTE J - SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' EBITDA. EBITDA is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization, and unusual charges consisting of impairment loss on assets held for sale, and integration, impairment, restructuring, and performance improvement costs. EBITDA, as used by management to evaluate segment performance, is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating health care companies. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA is used as a measure of financial performance. Our definition of EBITDA may not be comparable to the definition of EBITDA used by other companies. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

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

                                                 Patient-Care                                           Other and
                                                   Centers         Distribution       Manufacturing    Eliminations        Total
                                                   -------         ------------       -------------    ------------        -----
                                                                                     (in thousands)
Three Months Ended September 30, 2002
Net sales
   Customers                                      $ 126,006         $  7,974            $      -        $       -        $ 133,980
                                                 =================================================================================
   Intersegment                                   $       -         $ 13,723            $      -        $ (13,723)       $       -
                                                 =================================================================================
EBITDA                                            $  25,854         $  3,121            $      -        $  (3,507)       $  25,468
Depreciation and amortization                         1,994               72                   -              334            2,400
Interest expense, net                                 9,870                -                   -                -            9,870
Provision for income taxes                                -                -                   -            5,368            5,368
                                                 ---------------------------------------------------------------------------------
Net income (loss)                                 $  13,990         $  3,049            $      -        $  (9,209)       $   7,830
                                                 =================================================================================

Three Months Ended September 30, 2001
Net sales
   Customers                                      $ 120,893         $  7,177            $  1,535        $       -        $ 129,605
                                                 =================================================================================
   Intersegment                                   $       -         $ 13,598            $  1,323        $ (14,921)       $       -
                                                 =================================================================================
EBITDA                                            $  25,891         $  1,367            $   (415)       $  (4,635)       $  22,208
Depreciation and amortization                         5,315              116                 438              528            6,397
Unusual charges                                         244              101                (142)           1,178            1,381
Interest expense, net                                12,590                -                  16           (1,838)          10,768
Provision for income taxes                                -                -                   -            3,679            3,679
                                                 ---------------------------------------------------------------------------------
Net income (loss)                                 $   7,742         $  1,150            $   (727)       $  (8,182)       $     (17)
                                                 =================================================================================

Nine Months Ended September 30, 2002
Net sales
   Customers                                      $ 369,076         $ 21,470            $      -        $       -        $ 390,546
                                                 ================================================================================
   Intersegment                                   $       -         $ 38,918            $      -        $ (38,918)       $       -
                                                 =================================================================================
EBITDA                                            $  76,751         $  6,129            $      -        $ (13,040)       $  69,840
Depreciation and amortization                         6,236              235                   -            1,007            7,478
Interest expense, net                                28,926                -                   -                -           28,926
Provision for income taxes                                -                -                   -           13,602           13,602
Extraordinary item                                        -                -                   -            2,811            2,811
                                                 ---------------------------------------------------------------------------------
Net income (loss)                                 $  41,589         $  5,894            $      -        $ (30,460)       $  17,023
                                                 =================================================================================

Nine Months Ended September 30, 2001
Net sales
   Customers                                      $ 351,927         $ 22,689            $  4,749        $       -        $ 379,365
                                                 =================================================================================
   Intersegment                                   $       -         $ 40,318            $  3,562        $ (43,880)       $       -
                                                 =================================================================================
EBITDA                                            $  71,519         $  4,731            $   (191)       $ (15,826)       $  60,233
Depreciation and amortization                        15,938              335               1,292            1,343           18,908
Unusual charges                                       4,295              190               8,118            3,617           16,220
Interest expense, net                                35,627                -                 270           (1,838)          34,059
Benefit for income taxes                                  -                -                   -           (4,328)          (4,328)
                                                 ---------------------------------------------------------------------------------
Net income (loss)                                 $  15,659         $  4,206            $ (9,871)       $ (14,620)       $  (4,626)
                                                 =================================================================================

NOTE K - CONSOLIDATING FINANCIAL INFORMATION

The Company's Senior Notes, Senior Subordinated Notes and Revolving Credit Facility are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of September 30, 2002 and December 31, 2001, for the three-month periods ended September 30, 2002 and 2001, and for the nine-month periods ended September 30, 2002 and 2001 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.


                                                          Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
BALANCE SHEET - September 30, 2002                        Company)      Subsidiaries        Adjustments         Totals
----------------------------------                        --------      ------------        -----------         ------
                                                                                  (in thousands)
                                                        ------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                $  14,028       $   7,974          $       -         $   22,002
Accounts receivable                                              -         104,994                  -            104,994
Inventories                                                      -          54,526                  -             54,526
Prepaid expenses and other assets (1)                       38,241           3,432            (36,603)             5,070
Intercompany receivable                                     59,734         (59,734)                 -                  -
Deferred income taxes                                       20,957               -                  -             20,957
                                                        -----------------------------------------------------------------
   Total current assets                                    132,960         111,192            (36,603)           207,549

Property, plant and equipment, net                           4,838          30,343                  -             35,181
Intangible assets, net                                        (154)        456,871                  -            456,717
Investment in subsidiaries                                  99,831               -            (99,831)                 -
Other assets (1)                                           428,214           2,864           (406,700)            24,378
                                                         ----------------------------------------------------------------
   Total assets                                          $ 665,689       $ 601,270          $(543,134)        $  723,825
                                                         ================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                        $       -       $   6,888          $       -         $    6,888
Accounts payable                                                 4           9,823                  -              9,827
Accrued expenses                                             3,912           5,563                  -              9,475
Accrued interest payable (1)                                 7,335          36,947            (36,603)             7,679
Accrued compensation related cost                            1,518          32,280                  -             33,798
Income taxes payable                                         9,419          (2,529)                 -              6,890
                                                         ----------------------------------------------------------------
   Total current liabilities                                22,188          88,972            (36,603)            74,557

Long-term debt, less current portion (1)                   382,856         410,778           (406,700)           386,934
Deferred income taxes                                       26,495               -                  -             26,495
Other liabilities                                               40           1,689                  -              1,729
                                                         ----------------------------------------------------------------
   Total liabilities                                       431,579         501,439           (443,303)           489,715
                                                         ----------------------------------------------------------------
Redeemable preferred stock                                  74,607               -                  -             74,607
                                                         ----------------------------------------------------------------

Common stock                                                   197              35                (35)               197
Additional paid-in capital                                 147,343           7,461             (7,461)           147,343
Retained earnings                                           12,619          92,875            (92,875)            12,619
Treasury stock                                                (656)           (540)               540               (656)
                                                         ----------------------------------------------------------------
   Total shareholders' equity                              159,503          99,831            (99,831)           159,503
                                                         ----------------------------------------------------------------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                           $ 665,689       $ 601,270          $ (543,134)       $  723,825
                                                         ================================================================


         (1) Other assets of the parent company and long-term debt of the guarantor subsidiaries include a $406.7 million note payable from a subsidiary to the parent. At September 30, 2002, prepaid expenses and other assets of the parent company and accrued interest payable of the guarantor subsidiaries include $36.6 million in interest accrued under the note payable.

NOTE K - CONSOLIDATING FINANCIAL INFORMATION (CONSOLIDATED)

                                                          Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
BALANCE SHEET - December 31, 2001                         Company)      Subsidiaries        Adjustments         Totals
---------------------------------                         --------      ------------        -----------         ------
                                                                                  (in thousands)
                                                        -----------------------------------------------------------------
ASSETS
Cash and cash equivalents                                $    (212)      $  10,255          $        -        $  10,043
Accounts receivable                                              -         104,040                   -          104,040
Inventories                                                      -          55,946                   -           55,946
Prepaid expenses and other assets                              591           4,310                   -            4,901
Intercompany receivable                                    126,124        (126,124)                  -                -
Deferred income taxes                                       20,957               -                   -           20,957
                                                        ---------------------------------------------------------------
   Total current assets                                    147,460          48,427                   -          195,887

Property, plant and equipment, net                           4,767          33,011                   -           37,778
Intangible assets, net                                        (156)        452,536                   -          452,380
Investment in subsidiaries                                  60,673               -             (60,673)               -
Other assets (1)                                           417,672           2,890            (406,700)          13,862
                                                        ---------------------------------------------------------------
   Total assets                                          $ 630,416       $ 536,864          $ (467,373)       $ 699,907
                                                        ===============================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                        $  19,199       $  11,313          $        -        $  30,512
Accounts payable                                               520          16,381                   -           16,901
Accrued expenses                                             4,586           3,610                   -            8,196
Accrued interest payable                                     1,577             440                   -            2,017
Accrued compensation related cost                            2,438          26,607                   -           29,045
                                                        ---------------------------------------------------------------
   Total current liabilities                                28,320          58,351                   -           86,671

Long-term debt, less current portion (1)                   359,188         414,827            (406,700)         367,315
Deferred income taxes                                       26,495               -                   -           26,495
Other liabilities                                                -           3,013                   -            3,013
                                                        ---------------------------------------------------------------
   Total liabilities                                       414,003         476,191            (406,700)         483,494
                                                        ---------------------------------------------------------------

Redeemable preferred stock                                  70,739               -                   -           70,739
                                                        ---------------------------------------------------------------

Common stock                                                   191              35                 (35)             191
Additional paid-in capital                                 146,674           7,461              (7,461)         146,674
Accumulated deficit                                           (535)         53,717             (53,717)            (535)
Treasury stock                                                (656)           (540)                540             (656)
                                                        ---------------------------------------------------------------
   Total shareholders' equity                              145,674          60,673             (60,673)         145,674
                                                        ---------------------------------------------------------------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                           $ 630,416       $ 536,864          $ (467,373)       $ 699,907
                                                        ===============================================================


         (1) Other assets of the parent company and long-term debt of the guarantor subsidiaries include a $406.7 million note payable from a subsidiary to the parent.

                                                          Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
STATEMENTS OF OPERATIONS                                  Company)      Subsidiaries        Adjustments         Totals
------------------------                                  --------      ------------        -----------         ------
                                                                                  (in thousands)
                                                        -----------------------------------------------------------------
Three months ended September 30, 2002

Net sales                                                $       -       $ 147,703          $  (13,723)       $  133,980
Cost of goods sold (exclusive of depreciation and
   amortization)                                                 -          73,692             (13,721)           59,971
                                                         ---------------------------------------------------------------
   Gross profit                                                  -          74,011                  (2)           74,009

Selling, general and administrative                          3,507          45,036                  (2)           48,541
Depreciation and amortization                                  334           2,066                   -             2,400
                                                         ---------------------------------------------------------------
   Income (loss) from operations                            (3,841)         26,909                   -            23,068

Interest income (expense), net                               2,447         (12,317)                  -            (9,870)
Equity in earnings of subsidiaries                          14,592               -             (14,592)                -
                                                         ---------------------------------------------------------------
Income (loss) before taxes                                  13,198          14,592             (14,592)           13,198

Provision for income taxes                                   5,368               -                   -             5,368
                                                         ---------------------------------------------------------------
Net income (loss)                                        $   7,830       $  14,592          $  (14,592)       $    7,830
                                                         ===============================================================


Three months ended September 30, 2001

Net sales                                                $       -       $ 144,526          $  (14,921)       $  129,605
Cost of goods sold (exclusive of depreciation and
   amortization)                                                 -          76,527             (14,921)           61,606
                                                         ---------------------------------------------------------------
   Gross profit                                                  -          67,999                   -            67,999

Selling, general and administrative                          4,635          41,156                   -            45,791
Depreciation and amortization                                  528           2,563                   -             3,091
Amortization of excess cost over net assets acquired             -           3,306                   -             3,306
Unusual charges                                              1,178             203                   -             1,381
                                                         ---------------------------------------------------------------
   Income (loss) from operations                            (6,341)         20,771                   -            14,430

Interest income (expense), net                               1,838         (12,606)                              (10,768)
Equity in earnings of subsidiaries                           8,165               -              (8,165)                -
                                                         ---------------------------------------------------------------
Income (loss) before taxes                                   3,662           8,165              (8,165)            3,662

Provision for income taxes                                   3,679               -                   -             3,679
                                                         ---------------------------------------------------------------
Net income (loss)                                        $     (17)      $   8,165          $   (8,165)       $      (17)
                                                         ===============================================================


                                                          Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
STATEMENTS OF OPERATIONS                                  Company)      Subsidiaries        Adjustments         Totals
------------------------                                  --------      ------------        -----------         ------
                                                                                  (in thousands)
                                                        -----------------------------------------------------------------
Nine months ended September 30, 2002

Net sales                                                $       -       $ 429,464          $  (38,918)       $  390,546
Cost of goods sold (exclusive of depreciation and
   amortization)                                                 -         219,713             (38,907)          180,806
                                                         ----------------------------------------------------------------
   Gross profit                                                  -         209,751                 (11)          209,740

Selling, general and administrative                         13,040         126,871                 (11)          139,900
Depreciation and amortization                                1,007           6,471                   -             7,478
                                                         ----------------------------------------------------------------
   Income (loss) from operations                           (14,047)         76,409                   -            62,362

Interest income (expense), net                               8,325         (37,251)                  -           (28,926)
Equity in earnings of subsidiaries                          39,158               -             (39,158)                -
                                                         ----------------------------------------------------------------
Income (loss) before taxes                                  33,436          39,158             (39,158)           33,436

Provision for income taxes                                  13,602               -                   -            13,602
                                                         ----------------------------------------------------------------
Income (loss) before extraordinary item                     19,834          39,158             (39,158)           19,834

Extraordinary item                                          (2,811)              -                   -            (2,811)
                                                         ----------------------------------------------------------------
Net income (loss)                                        $  17,023       $  39,158          $  (39,158)       $   17,023
                                                         ================================================================


Nine months ended September 30, 2001

Net sales                                                $       -       $ 423,255          $  (43,890)       $  379,365
Cost of goods sold (exclusive of depreciation and
   amortization)                                                 -         231,904             (43,890)          188,014
                                                         ----------------------------------------------------------------
   Gross profit                                                  -         191,351                   -           191,351

Selling, general and administrative                         15,826         115,292                   -           131,118
Depreciation and amortization                                1,343           7,702                   -             9,045
Amortization of excess cost over net assets acquired             -           9,863                   -             9,863
Unusual charges                                              3,617          12,603                   -            16,220
                                                         ----------------------------------------------------------------
   Income (loss) from operations                           (20,786)         45,891                   -            25,105

Interest income (expense), net                               4,143         (38,202)                  -           (34,059)
Equity in earnings of subsidiaries                           7,689               -              (7,689)               -
                                                         ----------------------------------------------------------------
Income (loss) before taxes                                  (8,954)          7,689              (7,689)           (8,954)

Benefit for income taxes                                    (4,328)              -                   -            (4,328)
                                                         ----------------------------------------------------------------
Net income (loss)                                        $  (4,626)      $   7,689          $   (7,689)       $   (4,626)
                                                         ================================================================


                                                          Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
STATEMENTS OF CASH FLOWS                                  Company)      Subsidiaries        Adjustments         Totals
------------------------                                  --------      ------------        -----------         ------
                                                                                  (in thousands)
                                                        -----------------------------------------------------------------
Nine months ended September 30, 2002

Cash flows from operating activities:
Net cash provided by operating activities                $  26,927       $  14,395          $        -        $   41,322
                                                         ---------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,174)         (5,464)                  -            (6,638)
   Acquisitions, net of cash acquired, and earnouts              -          (4,230)                  -            (4,230)
   Proceeds from sale of property, plant and equipment           -           1,492                   -             1,492
                                                         ---------------------------------------------------------------
Net cash used in investing activities                       (1,174)         (8,202)                  -            (9,376)
                                                         ---------------------------------------------------------------

Cash flows from financing activities:
   Borrowings under revolving credit agreement              43,975               -                   -            43,975
   Repayments under revolving credit agreement             (92,775)              -                   -           (92,775)
   Proceeds from sale of Senior Notes                      200,000               -                   -           200,000
   Repayment and termination of bank loans                (153,587)              -                   -          (153,587)
   Scheduled repayment of long-term debt                         -          (8,474)                  -            (8,474)
   Increase in financing costs                              (9,800)              -                   -            (9,800)
   Proceeds from issuance of Common Stock                    3,067               -                   -             3,067
   Repurchase of outstanding stock options                  (2,393)              -                   -            (2,393)
                                                         ---------------------------------------------------------------
Net cash used in financing activities                      (11,513)         (8,474)                  -           (19,987)
                                                         ---------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents        14,240          (2,281)                  -            11,959
Cash and cash equivalents, beginning of period                (212)         10,255                   -            10,043
                                                         ---------------------------------------------------------------
Cash and cash equivalents, end of period                 $  14,028       $   7,974          $        -        $   22,002
                                                         ===============================================================


                                                          Hanger
                                                         Orthopedic
                                                           Group
                                                          (Parent        Guarantor         Consolidating     Consolidated
STATEMENTS OF CASH FLOWS                                  Company)      Subsidiaries        Adjustments         Totals
------------------------                                  --------      ------------        -----------         ------
                                                                                  (in thousands)
                                                        -----------------------------------------------------------------
Nine months ended September 30, 2001

Cash flows from operating activities:
Net cash provided by operating activities                $   7,282       $  21,384          $        -        $   28,666
                                                         ----------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,028)         (3,874)                  -            (4,902)
   Acquisitions, net of cash acquired, and earnouts              -          (4,732)                  -            (4,732)
   Proceeds from sale of property, plant and equipment           -             634                   -               634
                                                         ----------------------------------------------------------------
Net cash used in investing activities                       (1,028)         (7,972)                  -            (9,000)
                                                         ----------------------------------------------------------------

Cash flows from financing activities:
   Borrowings under revolving credit agreement               4,000               -                   -             4,000
   Repayments under revolving credit agreement             (10,900)              -                   -           (10,900)
   Proceeds from sale of Senior Notes                            -               -                   -                 -
   Repayment and termination of bank loans                 (18,500)              -                   -           (18,500)
   Scheduled repayment of long-term debt                         -         (10,416)                  -           (10,416)
   Increase in financing costs                              (1,060)              -                   -            (1,060)
   Proceeds from issuance of Common Stock                        -               -                   -                 -
   Repurchase of outstanding stock options                       -               -                   -                 -
                                                         ----------------------------------------------------------------
Net cash used in financing activities                      (26,460)        (10,416)                  -           (36,876)
                                                         ----------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (20,206)          2,996                   -           (17,210)
Cash and cash equivalents, beginning of period              10,829           9,840                   -            20,669
                                                         ----------------------------------------------------------------
Cash and cash equivalents, end of period                 $  (9,377)      $  12,836          $        -        $    3,459
                                                         ================================================================


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated certain items of the Company's Statements of Operations and their percentage of the Company's net sales:

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                               2002          2001           2002           2001
                                                               ----          ----           ----           ----
Net sales                                                     100.0 %       100.0 %        100.0 %        100.0 %
Cost of goods sold                                             44.8          47.5           46.3           49.6
Gross profit                                                   55.2          52.5           53.7           50.4
Selling, general and administrative                            36.2          35.3           35.8           34.5
Depreciation and amortization                                   1.8           2.4            1.9            2.4
Amortization of excess cost over net assets acquired              -           2.6              -            2.6
Unusual charges                                                   -           1.1              -            4.2
Income from operations                                         17.2          11.1           16.0            6.7
Interest expense, net                                           7.4           8.3            7.4            9.0
Income (loss) before taxes                                      9.8           2.8            8.6           (2.3)
Provision (benefit) for income taxes                            4.0           2.8            3.5           (1.1)
Net income (loss) before extraordinary item                     5.8             -            5.1           (1.2)
Extraordinary item                                                -             -            0.7              -
Net income (loss)                                               5.8             -            4.4           (1.2)


Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Sales. Net sales for the quarter ended September 30, 2002, were $134.0 million, an increase of $4.4 million, or 3.4%, versus net sales of $129.6 million for the quarter ended September 30, 2001. The sales growth was primarily the result of a 4.6% increase in same center sales in the Company's O&P patient-care practices and a $0.8 million, or 0.6%, increase in outside sales of the distribution segment offset by a $1.5 million, or 1.2%, reduction in sales due to the sale of Seattle Orthopedic Group, Inc. ("SOGI"), the Company's manufacturing segment, in the fourth quarter of 2001.

Gross Profit. Gross profit in the quarter ended September 30, 2002 was $74.0 million, an increase of $6.0 million, or 8.8%, versus $68.0 million for the quarter ended September 30, 2001. Gross profit as a percentage of net sales increased to 55.2% in the third quarter of 2002 versus 52.5% in the third quarter of 2001. Specifically, the gross profit, as a percentage of sales, for the patient-care segment increased to 55.3% in the third quarter of 2002 versus 53.5% in the third quarter of 2001; similarly, the gross profit, as a percentage of sales, for the distribution segment increased to 20.2% in the third quarter of 2002 versus 13.0% in the third quarter of 2001. The improvement in gross profit, in both dollars and as a percentage of sales, was due to a reduction in labor and material costs as well as the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses in the quarter ended September 30, 2002 increased by $2.8 million, or 6.0%, compared to the quarter ended September 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 36.2% in the third quarter of 2002 compared to 35.3% for same period in 2001. The increase in selling, general and administrative expenses in both dollars and as a percentage of sales was primarily due to a $2.3 million increase in our accrual for the practitioners' performance-based bonus program costs that resulted from the Company's increased collections and decreased labor and material costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2002 were $2.4 million, a 62.5% decrease in such costs versus the $6.4 million for the three months ended September 30, 2001. The decrease was due principally to the discontinuation of amortization related to goodwill commencing January 1, 2002 pursuant to SFAS No. 142, which had been $3.3 million during the third quarter of 2001, and also to the sale of SOGI in the fourth quarter of 2001.

Unusual Charges. Unusual charges for the three months ended September 30, 2001 amounted to $1.4 million in charges primarily related to fees paid to AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; "JA&A") in connection with development of the Company's performance improvement plan. JA&A's work with the Company was substantially completed as of December 31, 2001. In the fourth quarter of 2001, we were invoiced for and accrued a success fee based upon identified savings and operational improvements. Our contract with JA&A provides for one potential additional success fee, which will be based on the realization of further savings from initiatives that were not fully implemented by December 31, 2001. As of September 30, 2002, JA&A has measured all savings generated and the Company believes that no further payments will be required under the contract.

Income from Operations. Principally as a result of the above, income from operations for the quarter ended September 30, 2002 was $23.1 million, an increase of $8.6 million, or 60.0%, compared to the quarter ended September 30, 2001. Income from operations as a percentage of net sales increased by 6.1 percentage points to 17.2% of net sales in the third quarter of 2002 versus 11.1% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the third quarter of 2002 was $9.9 million, a decrease of $0.9 million from the $10.8 million incurred in the third quarter of 2001. The decrease in interest expense was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the three months ended September 30, 2002 was $5.4 million compared to $3.7 million for the three months ended September 30, 2001. The change in the income tax provision was due to the Company's increased profitability.

Net Income (Loss). As a result of the above, we recorded net income of $7.8 million for the three months ended September 30, 2002, compared to a small loss in the comparable quarter in the prior year, an improvement of $7.8 million.

Nine months Ended September 30, 2002 Compared to the Nine months Ended September 30, 2001

Net Sales. Net sales for the nine months ended September 30, 2002, were $390.5 million, an increase of $11.1 million, or 2.9%, versus net sales of $379.4 million for the nine months ended September 30, 2001. The sales growth was primarily the result of a 5.1% increase in same center sales in the Company's O&P patient-care practices offset by a $1.2 million, or 0.3%, decrease in outside sales of the distribution segment and a $4.7 million, or 1.2%, reduction in sales due to the sale of SOGI, the Company's manufacturing segment, in the fourth quarter of 2001.

Gross Profit. Gross profit in the nine months ended September 30, 2002 was $209.7 million, an increase of $18.3 million, or 9.6%, versus $191.4 million for the nine months ended September 30, 2001. Gross profit as a percentage of net sales increased to 53.7% in the first nine months of 2002 versus 50.4% in the first nine months of 2001. Specifically, the gross profit, as a percentage of sales, for the patient-care segment increased to 54.1% in the first nine months of 2002 versus 51.1% in the comparable period of 2001; similarly, the gross profit, as a percentage of sales, for the distribution segment increased to 16.9% in the first nine months of 2002 versus 13.8% in the comparable period of 2001. The improvement in gross profit, in both dollars and as a percentage of sales, was due to a reduction in labor and material costs as well as the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses in the nine months ended September 30, 2002 increased by $8.8 million, or 6.7%, compared to the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 35.8% in the first nine months of 2002 compared to 34.5% for the same period in 2001. The increase in selling, general and administrative expenses in both dollars and as a percentage of sales was primarily due to a $9.8 million increase in our accrual for the practitioners' performance-based bonus program costs that resulted from the Company's increased collections and decreased labor and material costs.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2002 were $7.5 million, a 60.3% decrease in such costs versus the $18.9 million for the nine months ended September 30, 2001. The decrease was due principally to the discontinuation of amortization related to goodwill commencing January 1, 2002 pursuant to SFAS No. 142, which had been $9.9 million during the first nine months of 2001, and also to the sale of SOGI in the fourth quarter of 2001.

Unusual Charges. Unusual charges for the nine months ended September 30, 2001 amounted to $16.2 million, which consisted of the following one-time costs: (i) restructuring charges of $3.7 million principally related to severance and lease termination expenses; (ii) an $8.0 million loss on the disposal of substantially all the manufacturing assets of SOGI; and (iii) $4.5 million in other charges primarily related to fees paid to JA&A in connection with development of the Company's performance improvement plan.

Income from Operations. Principally as a result of the above, income from operations for the nine months ended September 30, 2002 was $62.4 million, an increase of $37.3 million, or 148.6%, compared to the nine months ended September 30, 2001. Income from operations as a percentage of net sales increased by 9.3 percentage points to 16.0% of net sales in the first nine months of 2002 versus 6.7% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the first nine months of 2002 was $28.9 million, a decrease of $5.2 million from the $34.1 million incurred in the first nine months of 2001. The decrease in interest expense was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2002 was $13.6 million compared to a benefit of $4.3 million for the nine months ended September 30, 2001. The change in the income tax provision was due to the Company's return to profitability.

Income (Loss) before Extraordinary Item. As a result of the above, we recorded income before extraordinary item of $19.8 million for the nine months ended September 30, 2002, compared to a loss before extraordinary item of $4.6 million in the comparable period in the prior year, an improvement of $24.4 million.

Extraordinary Item. The extraordinary item of $2.8 million ($4.6 million pre-tax) in the nine months ended September 30, 2002, represents the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the Company's issuance of the $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes") and the establishment of a $75.0 million senior secured revolving line of credit (the "Revolving Credit Facility").

Net Income (Loss). As a result of the above, we recorded net income of $17.0 million for the nine months ended September 30, 2002, compared to net loss of $4.6 million in the comparable period in the prior year, an improvement of $21.6 million.

Financial Condition, Liquidity And Capital Resources

Our working capital at September 30, 2002 was $133.0 million compared to $109.2 million at December 31, 2001. Our cash and cash equivalents amounted to $22.0 million at September 30, 2002, and $10.0 million at December 31, 2001. The current ratio improved to 2.8 to 1 at September 30, 2002, compared to 2.3 to 1 at December 31, 2001. Available cash under our Revolving Credit Facility increased to $49.0 million at September 30, 2002 compared to $25.2 million at December 31, 2001.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $41.3 million, compared to $28.7 million provided by operating activities in the nine months ended September 30, 2001. The $12.6 million increase was primarily due to the increase in the Company's net income.

Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2002, versus $9.0 million for the same period in the prior year. The increase in net cash used was primarily due to expenditures made on development of the Company's new billing system.

Net cash used in financing activities was $20.0 million for the nine months ended September 30, 2002. During that period, the Company received $200.0 million in proceeds from the sale of the Senior Notes, which were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility. In addition to the aforementioned proceeds, the Company received $3.1 million in proceeds from the exercise of stock options, offset by: (i) payment of approximately $2.4 million to JA&A to repurchase 601,218 shares underlying an outstanding option to purchase shares of the Company's common stock, as discussed below, (ii) scheduled principal payments of $8.5 million on our long-term debt, (iii) a net paydown of $10.5 million of our Revolving Credit Facility and (iv) payment of $1.7 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility.

On February 15, 2002, we issued $200.0 million aggregate principal amount of Senior Notes in a private placement exempt from registration under the Securities Act of 1933, as amended. We also established, concurrent with the sale of the Senior Notes, the Revolving Credit Facility. The Senior Notes mature on February 15, 2009 and do not require any prepayments of principal prior to maturity. Interest on the Senior Notes accrues from February 15, 2002 and is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002. Payment of principal and interest on the Senior Notes is guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. The indenture underlying the Senior Notes limits our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

On May 13, 2002, we commenced an offer to exchange the privately-placed, unregistered Senior Notes with new Senior Notes that had been registered under the Securities Act of 1933, as amended, on the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission. The exchange offer expired on June 11, 2002. All of the previously issued unregistered Senior Notes were exchanged for registered Senior Notes. The new notes are substantially identical to the previously issued unregistered notes except that the new notes are free of the transfer restrictions that applied to the unregistered notes.

The Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions, is a senior secured revolving credit facility providing for loans of up to $75.0 million and will terminate on February 15, 2007. Borrowings under the Revolving Credit Facility will bear interest, at our option, at an annual rate equal to LIBOR plus 3.50% or the Base Rate (as defined in the Revolving Credit Facility) plus 2.50% in each case, subject to adjustments based on financial performance. Our obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries' shares, all of our assets and all of the assets of our subsidiaries. Borrowings under the Revolving Credit Facility are prepayable at any time without premium or penalty. The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. As of September 30, 2002, we were in compliance with these covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue its compliance. The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions.

During the fourth quarter of 2001, the Company approved for payment two invoices from JA&A for success fees. In accordance with our contract with JA&A, the invoices were satisfied by the payment of $1.1 million in cash and the issuance of a nonqualified option to purchase 1,202,436 shares of the Company's common stock at an exercise price of $1.40 per share. The option was valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded.

On July 23, 2002, the Company agreed to repurchase 601,218 of the shares underlying such previously granted option for a payment of $3.98 per share, or a total of $2,392,704, which was paid during the third quarter of 2002 and recorded as a reduction in additional paid-in capital. On July 23, 2002, the Company's common stock opened for trading at $12.00 per share. In accordance with our agreement with JA&A, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the remaining 601,218 shares underlying the outstanding option in order to permit JA&A to sell the shares of the Company's stock that it may acquire upon exercise of the option.

In accordance with the sale of any shares that JA&A may acquire by exercise of the option, JA&A has agreed to limit sales of such shares to 40,000 shares in any calendar week. JA&A also agreed to permanently amend its contract with the Company so that the payment of future success fees, if any, would be made only in cash.

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

New Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Under SFAS No. 145, gains and losses from the early extinguishment of debt would no longer be extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion No. 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. In addition, under SFAS No. 145, certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 will be adopted by us on January 1, 2003 and may result in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

On July 30, 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). Under SFAS No. 146, costs associated with exit or disposal activities would be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs would include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on its financial statements.

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

o Intangible Assets: Excess cost over net assets acquired represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. Other definite-lived intangible assets include non-compete agreements which are recorded based on agreements entered into by the Company and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. The remainder of the other definite-lived intangible assets, including patents, are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. SFAS 142 requires that excess cost over net assets acquired and indefinite-lived intangibles be tested for impairment annually. In connection with the impairment assessment, management reviews and assesses future cash flows, the market value of the Company's stock price as well as other market valuation indicators. Further changes in these items could result in an impairment. Impairment would be recognized by a charge to operating results and a reduction in the carrying value of the asset.

Class Action

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against us in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, our Chairman of the Board and Chief Executive Officer (and then President), and Richard A. Stein, our former Chief Financial Officer, Secretary and Treasurer (the "Class Action Lawsuit").

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

The Class Action Lawsuit has been dismissed by the District Court for failure to comply with statutory requirements. On November 5, 2002, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.

The Company believes that the allegations have no merit and is vigorously defending the Class Action Lawsuit.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, subordinated seller notes, and outstanding redeemable preferred stock. We do not have cash flow exposure to changing interest rates on these obligations because the interest and dividend rates of these securities are fixed. However, as discussed below, we entered into two fixed-to-floating interest rate swaps, in connection with the sale of our Senior Notes, whereby the aggregate notional amount of the swaps equaled one-half of the principal amount of the Senior Notes.

We have a $75 million Revolving Credit Facility, with an outstanding balance of $26 million at September 30, 2002, as discussed in Note H to Hanger's Consolidated Financial Statements ("Note H"). The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. We address this risk by using interest rate swaps from time to time. At December 31, 2001 there were no interest rate swaps outstanding. In March 2002, we entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100 million in connection with the sale of our Senior Notes, as discussed in Note H. Variable rate debt and fixed-to-floating interest rate swaps subject us to cash flow exposure resulting from changing interest rates, as illustrated in the table below.

Presented below is an analysis of our financial instruments as of September 30, 2002 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the Senior Notes, as affected by the related fixed-to-floating interest rate swaps, and the outstanding balance under the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

                                     Annual Interest Expense Given an       No Change    Annual Interest Expense Given an
                                     Interest Rate Decrease of X Basis     in Interest   Interest Rate Increase of X Basis
       Cash Flow Risk                              Points                      Rates                  Points
--------------------------------     ---------------------------------     -----------   ---------------------------------
(in thousands)                       (150 BPS)   (100 BPS)    (50 BPS)     Fair Value    50 BPS      100 BPS       150 BPS

Senior Notes (as affected by
   related interest-rate swaps)       $ 15,548    $ 16,048     $ 16,548     $ 17,048     $ 17,548    $ 18,048      $ 18,548
Revolving Credit Facility             $    988    $  1,118     $  1,248     $  1,378     $  1,508    $  1,638      $  1,768
                                     --------------------------------------------------------------------------------------
                                      $ 16,536    $ 17,166     $ 17,796     $ 18,426     $ 19,056    $ 19,686      $ 20,316
                                     ======================================================================================

ITEM 4.  Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed herewith:

             Exhibit No.     Document

                     99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Forms 8-K.      Current Report on Form 8-K dated August 22, 2002,
                             providing the disclosures required by paragraph 61 of Statement of Financial Accounting Standards No.
                             142--"Goodwill And Other Intangible Assets".

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HANGER ORTHOPEDIC GROUP, INC.



Dated:  November 13, 2002                /s/ Ivan R. Sabel
                                         --------------------------------------
                                         Ivan R. Sabel, CPO
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


Dated:  November 13, 2002                /s/ George E. McHenry
                                         ---------------------------------------
                                         George E. McHenry
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Dated:  November 13, 2002                /s/ Glenn M. Lohrmann
                                         ---------------------------------------
                                         Glenn M. Lohrmann
                                         Controller
                                         (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Ivan R. Sabel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hanger Orthopedic Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                /s/ Ivan R. Sabel
                                         -------------------------------------
                                         Ivan R. Sabel, CPO
                                         Chairman and Chief Executive Officer

I, George E. McHenry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hanger Orthopedic Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                        /s/ George E. McHenry
                                                  ------------------------------
                                                 George E. McHenry
                                                 Chief Financial Officer