Form 10-K
period 2002-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2003-03-28
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from ____________ to ____________.

                         Commission File Number 1-10670

                          HANGER ORTHOPEDIC GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         Delaware                                                84-0904275
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Two Bethesda Metro Center (Suite 1200), Bethesda, MD                20814
----------------------------------------------------             ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's phone number, including area code:                (301) 986-0701
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes X   No
                                              ---    ---

     The aggregate market value of the registrant's Common Stock, par value $0.01 per share, held as of March 17, 2003 by non-affiliates of the registrant was $229,070,461 based on the $11.15 closing sale price per share of the Common Stock on the New York Stock Exchange on such date.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12G-2):  YES X   No    .
                                         ---    ---

     As of March 17, 2003, the registrant had 20,544,436 shares of its Common Stock issued and outstanding.

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

     At December 31, 2002, we operated 583 O&P patient-care centers in 44 states and the District of Columbia and employed 872 certified O&P practitioners. Patients are referred to our local patient-care centers directly by physicians as a result of our relationships with them or through our agreements with managed care providers. Certified O&P practitioners and technicians staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

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

Industry Overview

     We estimate the O&P patient-care market in the United States represented approximately $2.3 billion in revenues in 2002, of which we accounted for approximately 23%. The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having annual revenues of less than $1.0 million and a single facility. According to the most recent American Orthotic and Prosthetic Association study, which was conducted in 1999, there are an estimated 3,300 certified prosthestists and/or orthotists and approximately 2,850 O&P patient-care centers in the United States. We do not believe that any of our competitors account for a market share of more than 2% of the country's total estimated O&P patient-care services revenue.

     The care of O&P patients is part of a continuum of rehabilitation services including diagnosis, treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. Once a course of treatment is determined generally by an orthopedic surgeon, vascular surgeon or physiatrist, they write a prescription and refer the patient to an O&P patient-care services provider for treatment. An O&P practitioner then, using the prescription, consults with both the referring physician and the patient to formulate the design of an orthotic or prosthetic device to meet the patient's needs.

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

     Growing Physical Health Consciousness. The emphasis on physical fitness, leisure sports and conditioning, such as running and aerobics is growing, which has led to increased injuries requiring orthopedic rehabilitative services and products. These trends are evidenced by the increasing demand for new devices that provide support for injuries, prevent further or new injuries or enhance physical performance.

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

Competitive Strengths

     We believe that the combination of the following competitive strengths will enable us to continue to increase our net sales, EBITDA and market share:

     o Leading market position, with an approximate 23% share of total industry revenues, in a fragmented industry;

     o    National scale of operations, which has better enabled us to:

          -    establish our brand name and generate economies of scale;

          -    implement best practices throughout the country;

          -    utilize shared fabrication facilities;

          -    contract with national and regional managed care entities;

          -    identify and test emerging technology;

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

o Full O&P product offering, with a balanced mix between orthotics services and products, which represented 43.1% of our patient-care net sales, and prosthetics services and products, which represented 52.2% of our patient-care net sales during the year ended December 31, 2002. (Other services and products represented 4.7% of our patient-care net sales);

o Practitioner bonus plan that financially rewards practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

o Proven ability to rapidly incorporate technological advances in O&P devices;

o History of successful integration of small and medium-sized O&P business acquisitions, including 68 O&P businesses since 1992, excluding our acquisition of NovaCare O&P, with purchase prices ranging from less than $100,000 to $50 million and representing over 237 patient-care centers;

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

Business Strategy

     Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

o    Continue to improve our performance by:

     - improving the utilization and efficiency of administrative and corporate support services; and

     -    enhancing margins;

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

Business Description

Patient-Care Services

     As of December 31, 2002, we provided O&P patient-care services through 583 O&P patient-care centers and 872 patient-care practitioners in 44 states and the District of Columbia. Substantially all of our practitioners are certified practitioners or candidates for formal certification by the O&P industry certifying boards. One or more certified practitioners closely supervise each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and fabricate various O&P devices.

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

     The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. All of the prosthetic devices are custom fabricated and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit and the balance is prefabricated but custom fit.

     Custom devices are fabricated by our skilled technicians using the castings, measurements and designs made by our practitioners. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. A program or scheduled follow-up and maintenance visits are used to provide post-fitting treatment, including adjustments or replacements as the patient's physical condition and lifestyle change.

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

     We offer technologically advanced O&P products. The products include: (i) the Otto Bock C-Leg TM, an advanced computerized prosthetic knee system that allows patients to walk and to ascend or descend stairs with a normal stride;
(ii) Comfort-Flex TM sockets, which are flexible sockets that are more comfortable for patients to wear; and (iii) a myo-electric upper extremity prosthesis, which is a neuromuscular-activated upper extremity prosthesis.

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

Patient-Care Center Administration

     We provide all senior management, accounting, accounts payable, payroll, sales and marketing, management information systems and human resources services for our patient-care centers on either a centralized or out-sourced basis. As a result, we are able to provide these services more efficiently and cost-effectively than if these services had to be generated at each center. Moreover, the centralization or out-sourcing of these services permits our certified practitioners to allocate a greater portion of their time to patient-care activities by reducing their administrative responsibilities. Each individual patient-care center is responsible for its own billing and collections of accounts receivable, which are also monitored centrally. On a case-by-case basis, we assume responsibility for collecting past due receivables, either by pursuing collections ourselves or outsourcing collections to a third party.

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

Distribution Services

     We distribute O&P components and finished patient-care products to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc., which is one of the nation's leading O&P distributors. For the year ended December 31, 2002, 35.7% or approximately $29.5 million of Southern Prosthetic Supply's distribution sales were to third-party O&P services providers. The balance of Southern Prosthetic Supply's distribution sales amounted to approximately $53.2 million for the year ended December 31, 2002 and represented internal sales to our patient-care centers. Southern Prosthetic Supply inventories over 14,000 items, substantially all of which are manufactured by other companies and distributed by us through Southern Prosthetic Supply. Southern Prosthetic Supply maintains distribution facilities in California, Georgia, and Texas, which allows us to deliver components and finished products via ground shipment to anywhere in the United States within two business days.

     Our distribution business enables us to:

     o lower our material costs by negotiating purchasing discounts from manufacturers;

     o reduce out patient-care center inventory levels and improve inventory turns through centralized purchasing control;

     o    quickly access prefabricated and finished O&P products;

     o    perform inventory quality control; and

     o promote the usage, by our centers, of clinically appropriate products that enhance our profit margins.

     This is accomplished at competitive prices as a result of our direct purchases from manufacturers.

     Marketing of our distribution services is conducted on a national basis through a dedicated sales force, catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists. We own certain patents and trademarks relating to our O&P products and services. Among them is the Comfort-FlexTM Socket, which is a patented design that presently is only available at our patient-care centers. A socket is the connecting point between a prosthetic device and the body of the patient. The Comfort-FlexTM Socket is a highly contoured flexible socket which has revolutionized both above-knee and below-knee prosthetic devices. It features anatomically designed channels to accommodate various muscle, bone, tendon, vascular and nerve areas. This unique approach to socket design is generally accepted as superior to previous socket systems. We also hold exclusive rights to the Charleston Bending BraceTM, a custom-designed and fitted brace used to correct spinal curvatures in young children.

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

     o Medicare, a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in fee schedules for 10 regional service areas;

     o Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

     o the Veterans Administration, with which we have entered into contracts to provide O&P services and products.

     We estimate that Medicare, Medicaid and the U.S. Veterans Administration accounted for approximately 43.9%, 40.5% and 38.4% of our net sales in 2002, 2001 and 2000, respectively. These payors have set maximum reimbursement levels for O&P services and products. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Suppliers

     We purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from approximately 1,454 suppliers across the country. These devices, components and materials are used in approximately 800 products that we offer in our patient-care centers throughout the country. Currently, only three of our suppliers account for more than 5% of our total patient-care purchases.

Sales and Marketing

     The individual practitioners in the local patient-care centers historically have conducted our sales and marketing efforts. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically have not used advanced marketing techniques.

     We are developing a centralized marketing department that will be led by our recently elected Vice President of Marketing. We believe that having a centralized marketing department will remove the bulk of the sales and marketing responsibilities from the individual practitioner, enabling the practitioner to focus his or her efforts on patient-care. We expect that our marketing organization will include the following major areas of focus:

     o Marketing and public relations. We intend to increase the visibility of the "Hanger" name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also intend to explore creating alliances with certain vendors to market products and services on a nationwide basis.

     o Business Development. We intend to have dedicated personnel in each of our regions of operation who will be responsible for arranging seminars, clinics and forums to increase the individual communities' awareness of the "Hanger" name. These personnel will also be responsible for training the O&P practitioners in the individual patient-care centers in that community on certain limited marketing techniques.

     o Contracting. We intend to have sales and marketing personnel who will be dedicated to increasing the number of nationwide and local contracts that we have with referral sources. These personnel will evaluate our current contracts and determine whether we should explore the renegotiation of any of their terms.

     We believe that this new marketing initiative will enable us to attract new referral sources and thereby increase both our same-store and new patient-care center net sales.

Acquisitions

     During 2001, we did not acquire any O&P companies, as we were focusing our attention on our integration and restructuring efforts following our 1999 acquisition of NovaCare O&P and the implementation of our performance improvement plan. In 2002, we resumed our acquisition program and acquired two O&P companies that had a total of seven patient-care centers located in Maryland, Ohio, and Pennsylvania. The aggregate purchase price paid by us for the acquisitions, excluding potential earn-out provisions, was $6.1 million.

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

     o our ability to maintain the benefits of our performance improvement plans;

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

     Following the NovaCare O&P acquisition, we incurred net losses of $8.9 million and $14.0 million for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2002, however, we generated net income of $23.6 million. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

     We derived 43.9%, 40.5% and 38.4% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because of indexing of Medicare fee schedules by certain third party payors. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules to include upper limits based on national median prices, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. See "Sources of Payment" and "Government Regulation."

If we cannot collect our accounts receivable and manage our inventory, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

As of December 31, 2002 and 2001, our accounts receivable over 120 days represented approximately 25% and 30% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. For example, in conjunction with the physical inventory performed on September 30, 2000, we recorded a $9.6 million inventory write down. Conversely, in conjunction with our physical inventory performed on September 30, 2002 and 2001, we recorded a $0.2 million and $4.2 million increase in inventory, respectively. Because our gross profit percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

If we are unable to effectively implement our new billing system, OPS, it could affect our ability to properly generate bills for our services and our ability to collect our accounts receivable.

During 2002, we incurred substantial costs in the development and testing of our new billing system, OPS. We will implement OPS across all of our practices during 2003. There are no guarantees that OPS will work as designed or as intended. If we are unable to effectively implement OPS, it could have a material adverse effect on our ability to properly generate bills for our services and our ability to collect our accounts receivable.

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

Part of our business strategy involves the acquisition and integration of small and medium-sized O&P businesses. We may not be able to successfully consummate and/or integrate future acquisitions. We continuously review acquisition prospects that would complement our existing operations, increase our size and expand into geographic scope of operations or otherwise offer growth opportunities. The financing for these acquisitions could significantly dilute our investors or result in an increase in our indebtedness. While we have no current significant agreements or negotiations with respect to any such acquisitions, we may acquire or make investments in businesses or products in the future. Acquisitions may entail numerous integration risks and impose costs on us, including:

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

     Fraud and Abuse. Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal health care programs, including Medicare, Medicaid, U.S. Veterans Administration health programs and the Department of Defense's TRICARE program, formerly known as CHAMPUS. These laws, which include but are not limited to, antikickback laws, false claims laws, physician self-referral laws, and federal criminal healthcare fraud laws, are discussed in further detail below. We believe our billing practices, operations, and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure that such requirements will not be interpreted by a governmental authority in a manner inconsistent with our interpretation and application. The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations and/or refund payments to the government. Such refunds could be significant and could also lead to the imposition of significant penalties. Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management's attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

     Antikickback Laws. Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal health care program (including Medicare, Medicaid, the VA health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Some courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of a payment is to induce referrals or other business.

     Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing a small number of business arrangements that will not be subject to scrutiny under the law. These "safe harbors" describe activities that may technically violate the act, but which are not considered to be illegal provided that they meet all the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal health care program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the antikickback statue to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states also have antikickback laws that vary in scope and may apply regardless of whether a federal health care program is involved.

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

     HIPAA Violations. The Health Insurance Portability and Accountability Act ("HIPAA") provides for criminal penalties for, among other offenses, healthcare fraud, theft or embezzlement in connection with healthcare, false statements related to healthcare matters, and obstruction of criminal investigation of healthcare offenses. Unlike the federal antikickback laws, these offenses are not limited to federal health care programs.

     In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal health care program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of "remuneration" are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts.

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

     With respect to compensation arrangements, there are exceptions under Stark II that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer. We believe that our compensation arrangements comply with Stark II, either because the physician's relationship fits within a regulatory exception or does not generate prohibited referrals. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we must rely on physicians and their immediate family members to avoid making referrals to us in violation of Stark II or similar state laws. If, however, we receive a prohibited referral without knowing that the referral was prohibited, our submission of a bill for services rendered pursuant to a referral could subject us to sanctions under Stark II and applicable state laws.

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

     Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. We must comply with the privacy standards by no later than April 16, 2003, with the transactions/code sets standards by no later than April 16, 2003, and with the security standards by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. We expect the new requirements to have a significant effect on the manner in which we handle health data and communicate with payers. Our new billing system, OPS, which is scheduled to be put into operation in 2003, is designed to meet these requirements.

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

Personnel and Training

     None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. The following table summarizes our employees as of December 31, 2002:

                                       Certified O&P
                                       Practitioners   Technicians   Administrative   Distribution   Other
                                       -------------   -----------   --------------   ------------   -----
Hanger Prosthetics & Orthotics, Inc.        872            570           1,095             --         346
Southern Prosthetic Supply, Inc.             --             --              32             43          29
Other                                        --             --              --             --          96

     We have established an affiliation with the University of Connecticut pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only seven schools of this kind in the United States. The program director is a Hanger employee, and our practitioners teach most of the courses. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in the other area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

     We also provide a series of ongoing training programs to improve the professional knowledge of our practitioners. For example, we have an annual Education Fair which is attended by over 740 of our O&P practitioners and consists of lectures and seminars covering topics such as the latest technology and process improvements, basic accounting and business courses and other courses which allow the practitioners to fulfill their ongoing continuing education requirements.

Insurance

     We currently maintain insurance of the type and in the amount customary in the O&P rehabilitation industry, including coverage for malpractice liability, product liability, workers' compensation and property damage. Our general liability insurance coverage is $0.5 million per incident, with a $25 million umbrella insurance policy. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

Our Website

     Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

ITEM 2. PROPERTIES.

     As of December 31, 2002, we operated 583 patient-care centers and facilities in 44 states and the District of Columbia. Of these, 26 centers are owned by us. There are an additional two centers owned but not in use in New York and Pennsylvania. The remaining centers are occupied under leases expiring between the years of 2003 and 2014. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

     The following table sets forth the number of our patient-care centers located in each state:

                   Patient-Care                   Patient-Care                    Patient-Care
State                 Center          State          Cente            State          Centers
-----              ------------       -----       ------------        -----       ------------
Alabama                 11        Louisiana            11        North Carolina        14
Arizona                 19        Maine                 4        North Dakota           1
Arkansas                 5        Maryland              8        Ohio                  33
California              65        Massachusetts        10        Oklahoma              11
Colorado                10        Michigan              6        Oregon                15
Connecticut             13        Minnesota             8        Pennsylvania          32
Delaware                 1        Mississippi          12        South Carolina        12
District of Columbia     1        Missouri             14        South Dakota           2
Florida                 38        Montana               6        Tennessee             15
Georgia                 24        Nebraska              9        Texas                 20
Illinois                29        Nevada                5        Virginia               7
Indiana                 13        New Hampshire         2        West Virginia          9
Iowa                    10        New Jersey           13        Washington             7
Kansas                   9        New Mexico            5        Wisconsin              5
Kentucky                 9        New York             28        Wyoming                2

We also own one distribution facility in Texas, and lease two distribution facilities in California and Georgia. We lease our corporate headquarters in Bethesda, Maryland. Substantially all of our properties are pledged to collateralize bank indebtedness. See Note H to our Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against us in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel our Chairman of the Board, and Chief Executive Officer (and then President), and Richard A. Stein, our former Chief Financial Officer, Secretary and Treasurer.

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

     The class action lawsuit has been dismissed by the District Court for failure to comply with statutory requirements. On November 5, 2002, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Fourth Circuit. Such appeal is still pending.

     We believe that the allegations have no merit and are vigorously defending the lawsuit. Additionally, we believe that it is remote that any claims would result from this action and therefore, no related liabilities have been recorded.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information regarding our current executive officers and certain of our subsidiaries:

Name                  Age    Office with the Company
----                  ---    -----------------------

Ivan R. Sabel, CPO     57    Chairman of the Board, Chief Executive Officer and
                              Director

Thomas F. Kirk         57    President, Chief Operating Officer and Director

Richmond L. Taylor     54    Executive Vice President; President and Chief
Officer                       Operating of Hanger Prosthetics & Orthotics, Inc.
                              and HPO, Inc.

George E. McHenry      50    Executive Vice President and Chief Financial
                              Officer

Ron N. May             56    President and Chief Operating Officer of
                              Southern Prosthetic Supply, Inc. (Distribution)

Glenn M. Lohrmann      48    Vice President, Secretary and Controller

Jason P. Owen          29    Treasurer

Edward L. Mitzel       43    Vice President and Chief Information Officer

Michael F. Murphy      42    Vice President - Marketing and Business Development

Brian A. Wheeler       42    Vice President - Human Resources

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

     Thomas F. Kirk has been the President and Chief Operating Officer of Hanger since January 2, 2002. From September 1998 to January 1, 2002, Mr. Kirk was a principal with AlixPartners, LLC (formerly Jay Alix & Associates), a management consulting company retained by Hanger in December, 2000 to facilitate its reengineering process. From May 1997 to August 1998, Mr. Kirk served as Vice President, Planning, Development and Quality for FPL Group, a full service energy provider located in Florida. From April 1996 to April 1997, he served as Vice President and Chief Financial Officer for Quaker Chemical Corporation in Pennsylvania. From December 1987 to March 1996, he served as Senior Vice President and Chief Financial Officer for Rhone-Poulenc, S.A. in Princeton, New Jersey and Paris, France. From March 1977 to November 1988, he was employed by St. Joe Minerals Corp., a division of Fluor Corporation. Prior to this he held positions in sales, commercial development, and engineering with Koppers Co., Inc. Mr. Kirk holds a Ph.D. degree in strategic planning/marketing, and an M.B.A. degree in finance, from the University of Pittsburgh. He also holds a Bachelor of Science degree in mechanical engineering from Carnegie Mellon University. He is a registered professional engineer and a member of the Financial Executives Institute.

     George E. McHenry has been an Executive Vice President and our Chief Financial Officer since October 15, 2001. From 1987 until he joined us in October 2001, Mr. McHenry served as Executive Vice President, Chief Financial Officer and Secretary of U.S. Vision, Inc., an optical company with 600 locations in 47 states. Prior to joining U.S. Vision, Inc., he was employed principally as a Senior Manager by the firms of Touche Ross & Co. (now Deloitte & Touche) and Main Hurdman (now KPMG LLP) from 1974 to 1987. Mr. McHenry is a Certified Public Accountant and received a Bachelor of Science degree in accounting from St. Joseph's University.

     Richmond L. Taylor is an Executive Vice President, and the President and Chief Operating Officer of each of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc. (formerly NovaCare O&P), our two wholly-owned subsidiaries which operate all of our patient-care centers. Previously, Mr. Taylor served as the Chief

Operating Officer of NovaCare O&P from June 1996 until July 1, 1999, and held the positions of Region Vice-President and Region President of NovaCare O&P for the West Region from 1989 to June 1996. Prior to joining NovaCare O&P, Mr. Taylor spent 20 years in the healthcare industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

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

     Glenn M. Lohrmann has been our Vice President, Secretary and Controller since July 2001, and is the Vice President, Secretary and Treasurer of each of Hanger Prosthetics & Orthotics, Inc., OPNET, Inc., Southern Prosthetic Supply, Inc. and HPO, Inc. (formerly NovaCare O&P). From August 1985 to July 2001, Mr. Lohrmann served in senior financial positions with a large medical faculty practice, various teaching hospitals, an HMO, and the corporate office of Inova Health System. Mr. Lohrmann also worked for Ernst & Young from January 1978 to August 1985, including service at their National Health Care Office. Mr. Lohrmann is a Certified Public Accountant and holds a B.S. degree in Accounting and a M.B.A. degree from the University of Maryland.

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

     Edward L. Mitzel has been a Vice President and our Chief Information Officer since April 2002. Prior to joining Hanger, he was Director of Information Technology at Provident Mutual Financial Services and has held senior information technology positions with an international construction/marketing company and a long-term care development/management company. Mr. Mitzel holds a B.S. degree in Business Administration and a Masters degree in Economics from the University of Baltimore and a M.A.S. degree in Information Technology from Johns Hopkins University.

     Michael F. Murphy has been our Vice President - Marketing and Business Development since December 2002. Prior to joining Hanger, he held senior healthplan operations leadership positions with CIGNA Healthcare and was Chief Marketing Officer for two leading ancillary managed care companies. Mr. Murphy holds a B.A. degree in History from Holy Cross College.

     Brian A. Wheeler has been our Vice President - Human Resources since November, 2002. Prior to joining Hanger, he was the Vice President of Human Resources for Rhodia Inc., a wholly-owned U.S.

subsidiary of the French Specialty Chemicals Company. Mr. Wheeler holds a B.A. degree in Political Science from the University of Florida.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     Our Common Stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low intra-day sale prices for the Common Stock for the periods indicated as reported on the New York Stock Exchange:


     Year Ended December 31, 2001                High          Low
                                                ------       ------
       First Quarter                            $ 2.25       $ 0.98
       Second Quarter                             2.70         1.06
       Third Quarter                              4.25         2.40
       Fourth Quarter                             6.80         3.30

     Year Ended December 31, 2002                High          Low
                                                ------       ------
       First Quarter                            $10.35       $ 6.02
       Second Quarter                            15.19        11.05
       Third Quarter                             17.70        10.50
       Fourth Quarter                            16.74        12.49

     At March 17, 2003, there were approximately 414 holders of record of our Common Stock.

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

Equity Compensation Plan

     The following table sets forth information as of December 31, 2002 regarding our equity compensation plans:

                                                                                                Number of
                                                   Number of                                    securities
                                               securities to be                                 remaining
                                                  issued upon                                 available for
                                                  exercise of         Weighted average       future issuance
                                                  outstanding         exercise price of         (excluding
                                                options, warrants,   outstanding options,       securities
Plan Category                                      and rights        warrants, and rights      reflected in
                                                --------------------------------------------------------------
                                                       ( a )               ( b )                    ( c )
Equity Compensation Plans
  approved by security holders                       3,911,569             7.71                   1,114,002
Equity Compensation Plans not
  approved by security holders                        505,000              6.37                      N/A

                                                ---------------------                         -------------------
Total                                                4,416,569                                    1,114,002
                                                =====================                         ===================


Unregistered Sales of Securities.

     During the years ended December 31, 2001 and 2000, we issued no securities without registration under the Securities Act of 1933 ("Securities Act").

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

     In connection with the aforementioned sale of the Senior Notes, we entered into a Registration Rights Agreement that required us to file with the SEC an Exchange Offering Registration Statement with respect to the Senior Notes within ninety days of closing the sale. On May 13, 2002, we commenced an offer to exchange the privately-placed, unregistered Senior Notes with new Senior Notes that had been registered under the Securities Act of 1933, as amended, on our Registration Statement on Form S-4 filed with the Securities and Exchange Commission. The exchange offer expired on June 11, 2002. All of the previously issued unregistered Senior Notes were exchanged for registered Senior Notes. The new notes are substantially identical to the previously issued unregistered notes except that the new notes are free of the transfer restrictions that applied to the unregistered notes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

     The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto.

                                                    SELECTED FINANCIAL DATA
                                             (In thousands, except per share data)

                                                                                     Year Ended December 31,
                                                             ------------------------------------------------------------------
Statement of Operations Data:                                      2002          2001         2000         1999         1998
                                                             ------------------------------------------------------------------
Net sales                                                       $ 525,534     $ 508,053    $ 486,031    $ 346,826    $ 187,870
                                                             ------------------------------------------------------------------
Gross profit                                                      284,162       267,185      234,663      177,750       94,967
Selling, general and administrative                               189,768       182,972      177,392      113,995       63,827
Depreciation and amortization                                       9,892        11,613       10,303        6,100        3,294
Amortization of excess cost over net assets acquired (1)                -        13,073       13,025        7,958        2,488
Unusual charges (2)                                                 1,860        24,438        2,364        6,340            -
                                                             ------------------------------------------------------------------
Income from operations                                             82,642        35,089       31,579       43,357       25,358
Interest expense, net                                              38,314        43,065       47,072       22,177        1,902
                                                             ------------------------------------------------------------------
Income (loss) before taxes, extraordinary item                     44,328        (7,976)     (15,493)      21,180       23,456
Provision (benefit) for income taxes                               17,947           907       (1,497)      10,194        9,616
                                                             ------------------------------------------------------------------
Income (loss) before extraordinary item                            26,381        (8,883)     (13,996)      10,986       13,840
Extraordinary loss on early extinguishment of debt                  2,811             -            -            -            -
                                                             ------------------------------------------------------------------
Net income (loss)                                               $  23,570     $  (8,883)   $ (13,996)   $  10,986    $  13,840
                                                             ==================================================================
Net income (loss) applicable to common stock                    $  18,368     $ (13,741)   $ (18,534)   $   8,831    $  13,818
                                                             ==================================================================

Basic Per Common Share Data
Income (loss) before extraordinary item applicable
 to common stock                                                $    1.08     $   (0.73)   $   (0.98)   $    0.47    $    0.82
Extraordinary loss on early extinguishment of debt                  (0.14)            -            -            -            -
                                                             ------------------------------------------------------------------
Net income (loss) applicable to common stock                    $    0.94     $   (0.73)   $   (0.98)   $    0.47    $    0.82
                                                             ==================================================================
Shares used to compute basic per common
 share amounts                                                     19,535        18,920       18,910       18,855       16,813
                                                             ==================================================================

Diluted Per Common Share Data (3)
Income (loss) before extraordinary item applicable
 to common stock                                                $    0.99     $   (0.73)   $   (0.98)   $    0.44    $    0.75
Extraordinary loss on early extinguishment of debt                  (0.13)            -            -            -            -
                                                             ------------------------------------------------------------------
Net income (loss) applicable to common stock                    $    0.86     $   (0.73)   $   (0.98)   $    0.44    $    0.75
                                                             ==================================================================
Shares used to compute diluted per common
 share amounts                                                     21,457        18,920       18,910       20,005       18,516
                                                             ==================================================================

(1) We discontinued amortization related to goodwill and other indefinite-lived intangible assets commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142

(2) The 1999 and 2000 results include integration and restructuring costs of $6.3 million and $2.4 million, respectively, incurred in connection with the purchase of NovaCare O&P. The 2001 results include impairment, restructuring, and improvement costs of $24.4 million, comprised of: (i) a non-cash charge of approximately $4.8 million related to stock compensation to AlixPartners, LLC (formerly Jay Alix & Associates; "JA&A") for services rendered; (ii) restructuring charges of $3.7 million recorded in the second quarter of 2001 principally related to severance and lease termination expenses; (iii) an asset impairment loss of approximately $8.1 million incurred in connection with the October 9, 2001 sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc.; and (iv) approximately $7.8 million of other charges primarily comprised of fees paid to JA&A in connection with development of our performance improvement plan. The 2002 results include payments made to a prior workman's compensation carrier related to claims for the 1995 through 1998 policy years and a non-cash charge related to the write-off of abandoned leaseholds of $1.3 million and $0.6 million, respectively.

(3) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2000 and 2001, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2000 and 2001.

Balance Sheet Data:                              December 31,
                            ----------------------------------------------------
                              2002       2001       2000       1999       1998
                            ----------------------------------------------------
Cash and cash equivalents   $  6,566   $ 10,043   $ 20,669   $  5,735   $  9,683
Working capital              126,668    109,216    133,690    118,428     49,678
Total assets                 712,226    699,907    761,818    750,081    205,948
Long-term debt               378,101    367,315    422,838    426,211     11,154
Redeemable convertible
 preferred stock              75,941     70,739     65,881     61,343          -
Shareholders' equity         167,667    145,674    154,380    172,914    162,553




Other Financial Data:

                                         Year Ended December 31,
                        --------------------------------------------------------
                          2002        2001        2000        1999        1998
                        --------------------------------------------------------
Capital expenditures    $  9,112    $  6,697    $ 9,845    $ 12,598    $  2,859
Gross margin                54.1%       52.6%      48.3%      51.3%       50.5%
Net cash provided by
(used in):
 Operating activities   $ 47,534    $ 51,166    $ 3,607    $   (224)   $ 18,531
 Investing activities    (18,012)      1,105      4,624    (444,995)    (33,650)
 Financing activities    (32,999)    (62,897)     6,703     441,271      18,245

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

We are the largest operator and developer of orthotic and prosthetic ("O&P") patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the O&P patient-care services segment, which generated approximately 94.4% of our sales in 2002, and the distribution of O&P components segment, which accounted for 5.6% of our sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

We generate sales primarily from patient-care services related to the fabrication, fitting and maintenance of O&P devices. During 2002, same-center sales increased by 4.6% over 2001. Same-center sales growth represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. The sales related to patient-care centers that have been sold are not included in the calculation for the current and preceding years. Our sales growth in 2001 was also principally driven by 6.8% same-center sales growth. Prior to calendar 2001, our growth in sales resulted primarily from an aggressive program of acquiring and developing O&P patient-care centers and secondarily from same-center sales. We acquired six additional patient-care centers in October, 2002 and one additional patient-care center in December, 2002. We operated 583 and 597 patient-care centers at December 31, 2002 and 2001, respectively and three distribution facilities at both December 31, 2002 and 2001. The decrease in patient-care centers was primarily due to the planned closure or merger of existing facilities.

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

Our revenues and results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first quarter of each year, together with a greater degree of patients' sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have contributed to lower net sales in the first quarter.

We believe that the expansion of our business through a combination of continued same-center sales growth, which has averaged 5.8% over the last three years, the addition of new facilities and a program of selective acquisitions is critical to the continued improvement in our profitability.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

                                                             For the Year
                                                          ended December 31,
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------------------------
Net sales                                              100.0%   100.0%   100.0%
Cost of goods sold                                      45.9     47.4     51.7
Gross profit                                            54.1     52.6     48.3
Selling, general and administrative                     36.1     36.0     36.5
Depreciation and amortization                            1.9      2.3      2.1
Amortization of excess cost over net assets acquired       -      2.6      2.7
Unusual charges                                          0.4      4.8      0.5
Income from operations                                  15.7      6.9      6.5
Interest expense, net                                    7.3      8.5      9.7
Income (loss) before taxes                               8.4     (1.6)    (3.2)
Provision (benefit) for income taxes                     3.4      0.1     (0.3)
Extraordinary item (net of tax)                          0.5        -        -
Net income (loss)                                        4.5     (1.7)    (2.9)
Net income (loss) applicable to common stock             3.5     (2.7)    (3.8)


Year ended December 31, 2002 compared with the year ended December 31, 2001

Net Sales. Net sales for the year ended December 31, 2002 were $525.5 million, an increase of $17.4 million, or 3.4%, versus net sales of $508.1 million for the year ended December 31, 2001. The sales growth was primarily the result of a 4.6% increase in same-center sales in our O&P patient-care practices and a $0.2 million, or 0.7%, increase in outside sales of the distribution segment offset by a $4.9 million, or 0.9%, reduction in sales due to the sale of Seattle Orthopedic Group, Inc. ("SOGI"), our manufacturing segment, in October 2001.

Gross Profit. Gross profit for the year ended December 31, 2002 was $284.2 million, an increase of $17.0 million, or 6.4%, compared to gross profit of $267.2 million for the year ended December 31, 2001. Gross profit as a percentage of net sales increased to 54.1% in 2002 versus 52.6% in 2001. Specifically, for the patient-care segment, the gross profit, as a percentage of sales increased to 54.2% in 2002 versus 53.4% in 2001; similarly, the gross profit, as a percentage of sales, for the distribution segment increased to 18.8% in 2002 versus 14.0% in 2001. The improvement in gross profit, in both dollars and as a percentage of sales, in both segments was due to a reduction in labor, improved efficiency of operations, and lower material costs, due to a concentration of purchasing which resulted in larger discounts, as well as to the increase in net sales. During 2002, labor costs decreased $2.7 million over the prior year. Material costs increased $3.2 million in terms of absolute dollars, however, as a percentage of sales, material costs decreased to 27.1% compared to 27.4% in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2002 increased by $6.8 million, or 3.7%, compared to the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of net sales remained relatively stable at 36.1% in 2002 compared to 36.0% in 2001. The increase in selling, general and administrative expenses was primarily due to a $5.8 million increase in our practitioners' performance-based bonus program resulting from increased collections and decreased labor and material costs.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 amounted to $9.9 million, a 59.9% decrease in such costs versus the $24.7 million for the year ended December 31, 2001. The decrease was due primarily to the discontinuation of amortization related to excess cost over net assets acquired commencing January 1, 2002 pursuant to SFAS No. 142, which had been $13.1 million during 2001, and secondarily, the sale of SOGI in 2001 which was $0.9 million.

Unusual Charges. Unusual charges for the year ended December 31, 2002, amounted to $1.9 million compared to $24.4 million in 2001. The unusual charges consisted of the following one-time costs: (i) payments of approximately $1.3 million made to a prior workman's compensation carrier related to claims for the 1995 through 1998 policy years and (ii) a non-cash charge of approximately $0.6 million related to the write-off of abandoned leaseholds. See "Unusual Charges" below for additional information regarding unusual charges incurred in 2001 and 2002.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2002 was $82.6 million, an increase of $47.6 million, or 135.5%, from the year ended December 31, 2001. Income from operations as a percentage of net sales increased by 8.8 percentage points to 15.7% for the year ended December 31, 2002 from 6.9% for the year ended December 31, 2001.

Interest Expense, Net. Net interest expense for the year ended December 31, 2002 was $38.3 million, a decrease of $4.8 million from the $43.1 million incurred in 2001. The decrease in interest expense was primarily attributable to a decrease in average borrowings and a reduction in interest rates.

Income Taxes. The provision for income taxes for the year ended December 31, 2002 was $17.9 million compared to $0.9 million for the year ended December 31, 2001. The change in the income tax provision was due to our profitability.

Income before Extraordinary Item. As a result of the above, we recorded income before extraordinary item of $26.4 million for the year ended December 31, 2002, compared to a loss before extraordinary item of $8.9 million in the prior year, an improvement of $35.3 million.

Extraordinary Item. The extraordinary item of $2.8 million ($4.6 million pre-tax) for the year ended December 31, 2002, represented the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of 10 3/8% Senior Notes with a principal amount of $200.0 million due 2009 and the establishment of a $75.0 million senior secured revolving line of credit.

Net Income. As a result of the above, we recorded net income of $23.6 million for the year ended December 31, 2002, compared to net loss of $8.9 million in the prior year, an improvement of $32.5 million.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Net Sales. Net sales for the year ended December 31, 2001 were $508.1 million, an increase of $22.1 million or 4.5%, over the prior year's net sales of $486.0 million. The increase in net sales was primarily due to a 6.8% increase in same-center sales in our O&P practices offset by a reduction in net sales due to the sale of SOGI in October 2001.

Gross Profit. Gross profit for the year ended December 31, 2001 improved by $32.5 million to $267.2 million, or 52.6% of net sales, compared to $234.7 million, or 48.3% of net sales, in the prior year. The gross margin was favorably impacted by the increase in net sales along with a reduction in the costs of materials and labor resulting from the impact of various performance improvement initiatives implemented during 2001.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2001 were $183.0 million, an increase of $5.6 million, or 3.2%, compared to $177.4 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses in dollars was primarily the result of an increase of $14.0 million in performance-based bonus program costs and an increase in legal fees of $1.2 million offset by (i) a decrease of $6.8 million in labor expense, (ii) a decrease of $1.7 million in bad debt expense, and (iii) a reduction in travel expenses of $1.1 million. Selling, general and administrative expenses as a percentage of net sales decreased to 36.0% for the year ended December 31, 2001, as compared to 36.5% for the year ended December 31, 2000. The decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of the aforementioned increase in net sales.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2001 amounted to $11.6 million, a 12.7% increase in such costs over the prior year ended December 31, 2000. The increase is attributable to our purchase of fixed assets. Amortization of excess cost over net assets acquired for the year ended December 31, 2001 increased by 0.4% to $13.1 million, compared to the year ended December 31, 2000. We discontinued amortization of excess cost over net assets acquired commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142.

Unusual Charges. Unusual charges for the year ended December 31, 2001 amounted to $24.4 million, which consisted of the following one-time costs: (i) a non-cash charge of $4.8 million related to stock compensation to JA&A for services rendered; (ii) restructuring charges of $3.7 million recorded in the second quarter of 2001 principally related to severance and lease termination expenses; (iii) an $8.1 million loss on the disposal of substantially all the manufacturing assets of SOGI; and (iv) $7.8 million in other charges primarily related to fees paid to JA&A in connection with development of our performance improvement plan. During the year ended December 31, 2000, we recognized $1.7 million of integration costs in connection with the acquisition of NovaCare O&P and $0.7 million of restructuring costs. Additional information relating to these costs is set forth below under "Unusual Charges".

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2001 was $35.1 million, an increase of $3.5 million, or 11.1%, from the year ended December 31, 2000. Income from operations as a percentage of net sales increased to 6.9% for the year ended December 31, 2001 from 6.5% for the year ended December 31, 2000.

Interest Expense, Net. Net interest expense for the year ended December 31, 2001 was $43.1 million, a decrease of $4.0 million from $47.1 million incurred for the year ended December 31, 2000. Interest expense as a percentage of net sales decreased to 8.5% for the year ended December 31, 2001 from 9.7% for the year ended December 31, 2000. The decrease in interest expense as a percentage of net sales was primarily attributable to the net sales increase, a decrease of $26.9 million in average borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the year ended December 31, 2001 was $0.9 million compared to a benefit from income taxes of $1.5 million for the year ended December 31, 2000. We recorded a provision for income taxes in 2001 due to the impact of nondeductible amortization on low levels of pre-tax loss.

Net Loss. As a result of the above, we recorded a net loss of $8.9 million for the year ended December 31, 2001, compared to a net loss of $14.0 million in the prior year, an improvement of $5.1 million. We recorded a net loss applicable to common stock of $13.7 million, or $0.73 per diluted common share, for the year ended December 31, 2001, compared to net loss applicable to common stock of $18.5 million, or $0.98 per diluted common share, for the year ended December 31, 2000.

Unusual Charges

Restructuring and Integration Costs
-----------------------------------

In connection with the acquisition of NovaCare O&P on July 1, 1999, we implemented a restructuring plan that contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. As of December 31, 2000, the planned reduction in work force had been completed and we closed all patient-care centers that were identified for closure in 1999. During the year ended December 31, 2001, management reversed $0.8 million of the lease termination restructuring reserve as a result of favorable lease buyouts and subleasing activity. The remaining lease payments on these closed patient-care centers are expected to be paid through 2003.

In December 2000, our management and the Board of Directors determined that additional performance improvement initiatives needed to be adopted. We retained JA&A to do an assessment of the opportunities available for improved financial and operating performance. The first phase of the plan called for the termination of 234 employees, for which we recorded $0.7 million in severance costs during 2000.

In January 2001, we developed, with the assistance of JA&A, a comprehensive performance improvement program consisting of 14 performance improvement initiatives aimed at improving cash collections, reducing working capital requirements and improving operating performance. In connection with these initiatives, we recorded $4.5 million in restructuring and asset impairment costs. These initiatives called for the closure of 37 additional patient-care centers and the termination of 135 additional employees. During 2001, the lease restructuring component of the plan was amended as seven additional properties, which were originally contemplated but not finalized, were added to the list of restructured facilities. As of December 31, 2002, all of the contemplated employee terminations and property closures have taken place. All payments have been made under the severance initiative and all payments under the lease initiative are expected to be paid by December 31, 2004.

Performance Improvement Costs
-----------------------------

In 2001, we recorded $12.6 million in cash and non-cash charges associated with performance improvement initiatives. These charges were comprised of $7.8 million in fees and costs, primarily related to payments of $6.3 million made to JA&A for consulting and success fees, and a $4.8 million non-cash charge related to stock compensation paid JA&A for their services.

Impairment Loss on Assets Held for Sale
---------------------------------------

In connection with the analysis of our continuing business, we determined that the manufacture of orthotic and prosthetic components and devices was not one of our core businesses as it represented only 0.9% of our net sales for the year ended December 31, 2001 and 1.7% for the year ended December 31, 2000. In July 2001, we agreed to the general terms of a sale of substantially all of the manufacturing assets of SOGI to United States Manufacturing Company, LLC for $20.0 million. The sale resulted in our recording, in the second quarter of 2001, an asset impairment loss of $8.1 million, as the net book value of the assets was $26.2 million, while net proceeds from the sale of the assets were $18.1 million.

Performance Improvement Plan

In January 2001, we developed, with the assistance of our consultant, JA&A, a performance improvement plan which contained many initiatives that were designed to effect cost savings through improved utilization and efficiency of support services, enhanced purchasing and inventory management, improved collection methods and consolidation of distribution services. In addition, we sought to enhance net sales through improved marketing and branding initiatives and more efficient billing procedures.

During 2002, these initiatives have become part of our normal operations and the savings associated with their implementation are reflected in our financial performance. These and other new initiatives related to accounts receivable, material and labor efficiencies, and information systems continue to be evaluated and implemented to improve our operations and financial position.

Financial Condition, Liquidity and Capital Resources

Our working capital at December 31, 2002 was approximately $126.7 million compared to $109.2 million at December 31, 2001. The $17.5 million increase in working capital was attributable principally to the refinancing of our bank debt in February 2002, which reduced the current portion of our then existing long-term debt. Our cash and cash equivalents amounted to $6.6 million at December 31, 2002 and $10.0 million at December 31, 2001. The ratio of current assets to current liabilities was 2.9 to 1 at December 31, 2002, compared to 2.3 to 1 at December 31, 2001. Availability under our revolving line of credit increased to $60.0 million at December 31, 2002 compared to $25.2 million at December 31, 2001, due both to the effect of the February refinancing and principal repayments out of cash flow from operations.

Net cash provided by operating activities for the year ended December 31, 2002 was $47.5 million, compared to $51.2 million provided by operating activities for the year ended December 31, 2001. The decrease was primarily due to an increase in working capital due principally to an $8.4 million income tax receivable that we expect to receive in the second quarter of 2003.

Net cash used in investing activities was $18.0 million for the year ended December 31, 2002, versus net cash provided by investing activities of $1.1 million in the prior year. The change in net cash used was primarily due to proceeds received from the sale of certain assets, including SOGI, which provided a $16.1 million benefit in 2001.

Net cash used in financing activities was $33.0 million for the year ended December 31, 2002. The cash was used principally to make payments against our revolving line of credit and scheduled payments of seller notes. On February 15, 2002, we received $200.0 million in proceeds from the sale of the 10 3/8% Senior Notes due 2009 ("Senior Notes") in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. We also closed, concurrent with the sale of Senior Notes, a new $75.0 million senior secured revolving line of credit ("New Revolving Credit Facility"). The proceeds from the sale of Senior Notes and the New Revolving Credit Facility were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the New Revolving Credit Facility. In addition to the aforementioned proceeds, we received $3.9 million in proceeds from the exercise of stock options, offset by: (i) payment of approximately $2.4 million to JA&A to repurchase 601,218 shares underlying an outstanding option to purchase shares of our Common Stock, as discussed below, (ii) scheduled principal payments of $11.3 million on our long-term debt, (iii) an additional net pay down of $21.5 million of our New Revolving Credit Facility and (iv) an additional payment of $1.7 million in financing costs related to the issuance of the Senior Notes and the establishment of the New Revolving Credit Facility.

The Senior Notes mature on February 15, 2009 and do not require any prepayments of principal prior to maturity. Interest on the Senior Notes accrues from February 15, 2002, and is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002. Payment of principal and interest on the Senior Notes is guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. On and after February 15, 2006, we may redeem all or part of the Senior Notes at 105.188% of principal amount during the 12 month period commencing on February 15, 2006, at 102.594% of principal amount if redeemed during the 12-month period commencing on February 15, 2007, and at 100% of principal amount if redeemed on or after February 15, 2008. Before February 15, 2005, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.375% of the principal amount thereof, plus interest, with the cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of Senior Notes remains outstanding after the redemption. Upon the occurrence of certain specified change of control events, unless we have exercised our option to redeem all the Senior Notes and Senior Subordinated Notes as described above, each holder of a Senior Note will have the right to require us to repurchase all or a portion of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The terms of the Senior Notes, Senior Subordinated Notes, and the New Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

On May 13, 2002, we commenced an offer to exchange the privately-placed, unregistered Senior Notes with new Senior Notes that had been registered under the Securities Act of 1933, as amended, on our Registration Statement on Form S-4 filed with the Securities and Exchange Commission. The exchange offer expired on June 11, 2002. All of the previously issued unregistered Senior Notes were exchanged for registered Senior Notes. The new notes are substantially identical to the previously issued unregistered notes except that the new notes are free of the transfer restrictions that applied to the unregistered notes.

The New Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions led by BNP Paribas, is a senior secured revolving credit facility providing for loans of up to $75.0 million and will terminate on February 15, 2007. Borrowings under the New Revolving Credit Facility will bear interest, at our option, at an annual rate equal to LIBOR plus a variable margin rate or the Base Rate (as defined in the New Revolving Credit Facility) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. At December 31, 2002, the interest rates have been adjusted to LIBOR plus 3.00% or the Base Rate plus 2.00%. Our obligations under the New Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries' shares, all of our assets and all of the assets of our subsidiaries. We can prepay borrowings under the New Revolving Credit Facility at any time without premium or penalty. The New Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, and unusual charges consisting of impairment loss on assets held for sale, and integration, impairment, restructuring, and performance improvement costs. As of December 31, 2002, we were in compliance with these covenants. EBITDA is not a measure of performance under GAAP. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. The New Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions.

During the fourth quarter of 2001, we approved for payment two invoices from JA&A for success fees. In accordance with our contract with JA&A, the invoices were satisfied by the payment of $1.1 million in cash and the issuance of a nonqualified option to purchase approximately 1.2 million shares of our common stock at an exercise price of $1.40 per share. The option was valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded.

On July 23, 2002, we agreed to repurchase 601,218 of the shares underlying such previously granted option for a payment of $3.98 per share, or a total of $2.4 million, which was paid during the third quarter of 2002 and recorded as a reduction in additional paid-in capital. On July 23, 2002, our common stock opened for trading at $12.00 per share. In accordance with our agreement with JA&A, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the remaining 601,218 shares underlying the outstanding option in order to permit JA&A to sell the shares of our stock that it may acquire upon exercise of the option. JA&A also agreed to permanently amend its contract with us so that the payment of future success fees, if any, would be made only in cash. We concluded our relationship with JA&A in 2002 without the payment of any additional success fees.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2002:

                                                   Payments Due by Period (000s)
                              -----------------------------------------------------------------------
                               Total      2003      2004       2005      2006      2007    Thereafter
                              -----------------------------------------------------------------------
Long-term debt                 374,884     5,181     1,823       920       601    15,605     350,754
Interest on long-term debt     218,714    35,467    35,197    35,070    35,008    34,126      43,846
Redeemable preferred stock     128,726         -         -         -         -         -     128,726
Operating leases                72,945    21,663    17,161    12,859     8,612     5,357       7,293
Unconditional purchase
 commitments (1)                35,436     8,500     9,500     8,718     8,718         -           -
Other long-term obligations      3,533     1,940       806       343       167       107         170
                              -----------------------------------------------------------------------
Total contractual cash
 obligations                  $834,238   $72,751   $64,487   $57,910   $53,106   $55,195   $ 530,789
                              =======================================================================

(1)  We entered into a Supply Agreement with USMC, under which we agreed to purchase certain products and components for use solely by our patient-care centers during a five-year period following the date of the agreement.

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

                                         2002    2001    2000    1999     1998
                                      ----------------------------------------
Patient-care centers                     583     597     620     617      256
Certified practitioners                  872     867     888     962      321
Number of states (including D.C.)         45      45      45      42       31
Same-center net sales growth (1)         4.6%    6.8%    6.0%    4.1%    11.1%

(1) Represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year.

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

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

o Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Subsequent to billing for our devices and services, disallowed sales may result if there are problems with pre-authorization or with other insurance coverage issues with third party payors. If these problems occur, they are recognized as reductions in sales. Other revenue may be uncollectible, even if properly pre-authorized and billed. In the cases when valid revenue cannot be collected, a bad debt expense is recognized. In addition to the actual bad debt expense encountered during collection activities, we estimate the amount of potential bad debt expense that may occur in the future as we collect our receivables. This estimate is based upon our historical experience as well as a detailed review of our receivable balances.

o Inventories: Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In 2000 and 2001, unfavorable and favorable (respectively) adjustments were made in the fourth quarter as a result of completing the physical inventory. In 2002, virtually no adjustment was required in the fourth quarter as we were more accurately estimating our cost of goods sold throughout the year. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price.

o Intangible Assets: Excess cost over net assets acquired ("Goodwill") represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. The assembled workforce intangibles meet the criteria of "Indefinite-lived" intangibles which, in accordance with the provisions of SFAS No. 141, have been reclassified as Goodwill and are no longer being amortized as of January 1, 2002. We assess Goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually as required by SFAS No. 142. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We completed the annual impairment test as of October 1, 2002, which did not result in the impairment of Goodwill. This assessment included assumptions regarding estimated future cash flows, discount rates and other factors.

     Non-compete agreements are recorded based on agreements entered into by us and are amortized over their terms ranging from 5 to 7 years using the straight-line method. Other definite-lived intangible assets are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

o Deferred Tax Assets(Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize, in accordance with SFAS No. 109 deferred tax assets if it is more likely than not the assets will be realized in future years.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, and changes the criteria that have to be met to classify an asset as held-for-sale, and redefines the reporting of discontinued operations. We adopted SFAS No. 144 for the fiscal year beginning January 1, 2002. There was no material effect upon adoption of this statement.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Under SFAS No. 145, gains and losses from the early extinguishment of debt will no longer be extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion No. 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. In addition, under SFAS No. 145, certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted by us on January 1, 2003 and will result in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). Under SFAS No. 146, costs associated with exit or disposal activities would be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs would include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We continue to use the intrinsic-value-based method of accounting for stock-based employee compensation as prescribed by APB Opinion No. 25. See Note B to the Consolidated Financial Statements for the disclosures required by this standard at December 31, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. The adoption had no material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for our quarter ended March 31, 2003. Management believes the adoption of this statement will not have a material effect on our financial statements.

Other

Inflation has not had a significant effect on our operations, as increased costs to us generally have been offset by increased prices of products sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have existing obligations relating to our Senior Notes, 11 1/4% Senior Subordinated Notes due 2009, subordinated seller notes, and Redeemable Preferred Stock. We do not have cash flow exposure to changing interest rates on these obligations because the interest and dividend rates of these securities are fixed. However, as discussed below, we entered into two fixed-to-floating interest rate swaps, in connection with the sale of our Senior Notes, whereby the aggregate notional amount of the swaps equaled one-half, or $100 million, of the principal amount of the Senior Notes.

We have a $75 million revolving line of credit, with an outstanding balance of $15 million at December 31, 2002, as discussed in Note H to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

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

Presented below is an analysis of our financial instruments as of December 31, 2002 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the Senior Notes, as affected by the related fixed-to-floating interest rate swaps, and the outstanding balance under the New Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

                                Annual Interest Expense Given an      No Change     Annual Interest Expense Given an
                                Interest Rate Decrease of X Basis    in Interest    Interest Rate Increase of X Basis
         Cash Flow Risk                       Points                    Rates                     Points
------------------------------  -----------------------------------  -----------   ----------------------------------
(in thousands)                   (150 BPS)   (100 BPS)    (50 BPS)   Fair Value    50 BPS      100 BPS      150 BPS
                                ----------- ----------- -----------  -----------   ------     ---------    ----------
Senior Notes (as affected by
   related interest-rate swaps)   $15,548    $ 16,048     $ 16,548    $ 17,048     $ 17,548     $ 18,048    $ 18,548
Revolving Credit Facility         $   440    $    515     $    590    $    665     $    740     $    815    $    890
                                -------------------------------------------------------------------------------------
                                  $15,988    $ 16,563     $ 17,138    $ 17,713     $ 18,288     $ 18,863    $ 19,438
                                =====================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

Quarterly Financial Data

                                                                                           Quarter Ended
                                                                           --------------------------------------------
2001                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                           --------   --------     --------    --------
Net Sales                                                                  $120,573   $129,187     $129,605    $128,688
Gross Profit                                                                 57,599     65,753       67,999      75,834
Net Income (Loss) (1)                                                           132     (4,741)         (17)     (4,257)
Diluted per Common Share Data Net Loss (2)                                 $  (0.06)  $  (0.31)    $  (0.07)   $  (0.29)

                                                                                           Quarter Ended
                                                                           --------------------------------------------
2002                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                           --------   --------     --------    --------
Net Sales                                                                  $123,510   $133,056     $133,980    $134,988
Gross Profit                                                                 63,973     71,758       74,009      74,422
Net Income before extraordinary item                                          4,333      7,671        7,830       6,547
Extraordinary item                                                           (2,811)         -            -           -
Net Income (1)                                                                1,522      7,671        7,830       6,547
Diluted per Common Share Data Income before Extraordinary Item                 0.14       0.29         0.30        0.24
Extraordinary Item, net of tax benefit                                        (0.13)         -            -           -
Diluted per Common Share Data Net Income (2)                               $   0.01   $   0.29     $   0.30    $   0.24

(1) During the fourth quarter of 2001, we recorded a credit of approximately $4.2 million related to the book to physical adjustment of inventory. Management considers this charge to be a change in estimate in accordance with the provisions of Accounting Principles Board Opinion No. 20.

(2) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into 4.6 million shares of Common Stock as it is considered anti-dilutive. For 2001, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2001.



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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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


ITEM 14. CONTROLS & PROCEDURES

     Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Financial Statement Schedule:

          (1)  Financial Statements:

Hanger Orthopedic Group, Inc.
----------------------------

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Three Years Ended December 31,
 2002

Consolidated Statements of Changes in Shareholders' Equity for the Three Years
 Ended December 31, 2002

Consolidated Statements of Cash Flows for the Three Years Ended December 31,
 2002

Notes to Consolidated Financial Statements

          (2)  Financial Statements Schedule:

Report of Independent Accountants

Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:


     (b)  Reports on Form 8-K:

No Current Report on Form 8-K was filed during the quarter ended December 31, 2002.

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

   10(w) Indenture, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors and Wilmington Trust Company as trustee, relating to the 10 3/8% Senior Notes due 2009. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 15, 2002.)

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

   10(z) Employment Agreement, dated as of April 29, 1999, between the Registrant and Ivan R. Sabel. (Incorporated herein by reference to Exhibit 10(r) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

   10(aa) Employment Agreement, dated as of July 1, 1999, between the Registrant and Rick Taylor. (Incorporated herein by reference to Exhibit 10(u) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

   10(bb) Employment Agreement, dated as of November 1, 1996, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Registration Statement on Form S-4 (File No. 333-85045).)*

   10(cc) Employment Agreement, dated as of August 29, 2001, between the Registrant and George McHenry. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.)*

   10(dd) Employment Agreement, dated as of January 2, 2002, between the Registrant and Thomas Kirk. (Incorporated herein by reference to Exhibit 10 (dd) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.)*

   10(ee) 2002 Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement, dated April 30, 2002, relating to the Registrant's Annual Meeting of Stockholders held on May 30, 2002.
                  (File No. 001-10670).)*

   21             List of Subsidiaries of the Registrant. (Filed herewith.)

   23             Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

   99.1           Certificate of Chief Executive Officer. (Filed herewith.)

   99.2           Certificate of Chief Financial Officer. (Filed herewith.)

------------------------
*  Management contract or compensatory plan

     I, Ivan R. Sabel, certify that:

     1. I have reviewed this annual report on Form 10-K of Hanger Orthopedic Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 25, 2003                   /s/ Ivan R. Sabel
                                          ------------------------------------
                                          Ivan R. Sabel, CPO
                                          Chairman and Chief Executive Officer

     I, George E. McHenry, certify that:

     1. I have reviewed this annual report on Form 10-K of Hanger Orthopedic Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 25, 2003                    /s/ George E. McHenry
                                          ------------------------------------
                                           George E. McHenry
                                           Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HANGER ORTHOPEDIC GROUP, INC.



Dated:  March 25, 2003                  By: /s/ Ivan R. Sabel
                                          ------------------------------------
                                          Ivan R. Sabel, CPO
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:   March 25, 2003                 /s/ Ivan R. Sabel
                                        --------------------------------------
                                        Ivan R. Sabel, CPO
                                        Chairman and Chief Executive Officer and
                                        Director (Principal Executive Officer)



Dated:   March 25, 2003                 /s/ George E. McHenry
                                        --------------------------------------
                                        George E. McHenry
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Dated:   March 25, 2003                 /s/ Glenn M. Lohrmann
                                        --------------------------------------
                                        Glenn M. Lohrmann
                                        Controller
                                        (Chief Accounting Officer)

Dated:
                                        --------------------------------------
                                        Mitchell J. Blutt, M.D.
                                        Director



Dated: March 25, 2003                   /s/ Edmond E. Charrette
                                        --------------------------------------
                                        Edmond E. Charrette, M.D.
                                        Director



Dated: March 25, 2003                   /s/ Thomas P. Cooper
                                        --------------------------------------
                                        Thomas P. Cooper, M.D.
                                        Director



Dated: March 27, 2003                   /s/ Thomas F. Kirk
                                        --------------------------------------
                                        Thomas F. Kirk
                                        Director



Dated: March 25, 2003                   /s/ Eric Green
                                        --------------------------------------
                                        Eric Green
                                        Director



Dated:
                                        --------------------------------------
                                        C. Raymond Larkin, Jr.
                                        Director



Dated: March 27, 2003                   /s/ Risa J. Lavizzo-Mourey, M.D.
                                        --------------------------------------
                                        Risa J. Lavizzo-Mourey, M.D.
                                        Director



Dated: March 25, 2003                   /s/ H.E. Thranhardt
                                        --------------------------------------
                                        H.E. Thranhardt, CPO
                                        Director

                          INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.
-----------------------------

Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of December 31, 2002
  and 2001                                                                   F-2

Consolidated Statements of Operations for the Three
  Years Ended December 31, 2002                                              F-4

Consolidated Statements of Changes in Shareholders'
  Equity for the Three Years Ended December 31, 2002                         F-5

Consolidated Statements of Cash Flows for the Three
  Years Ended December 31, 2002                                              F-6

Notes to Consolidated Financial Statements                                   F-7

Financial Statement Schedule
----------------------------

Schedule II - Valuation and Qualifying Accounts                              S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Hanger Orthopedic Group, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 43 present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board Statement No. 142, (Goodwill and Other Intangible Assets), effective January 1, 2002.






/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
McLean, Virginia
February 27, 2003

                                      HANGER ORTHOPEDIC GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                            ---------------------------
                                                                               2002             2001
                                                                            ----------        ---------
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $ 6,566          $  10,043
  Accounts receivable, less allowances for doubtful accounts
     of $8,649 and $17,625 in 2002 and 2001, respectively                    107,604            104,040
  Inventories                                                                 56,454             55,946
  Prepaid expenses, other assets, and income taxes receivable                 15,432              4,901
  Deferred income taxes                                                        6,586             20,957
                                                                            ----------        ---------
     Total current assets                                                    192,642            195,887
                                                                            ----------        ---------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                         3,743              4,078
  Buildings                                                                    6,715              8,629
  Machinery and equipment                                                     17,110             15,670
  Computer and software                                                       17,990             13,005
  Furniture and fixtures                                                      10,353              9,967
  Leasehold improvements                                                      18,671             18,027
                                                                            ----------        ---------
                                                                              74,582             69,376
  Less accumulated depreciation and amortization                              39,036             31,598
                                                                            ----------        ---------
                                                                              35,546             37,778
                                                                            ----------        ---------

INTANGIBLE ASSETS
  Excess cost over net assets acquired                                       453,988            445,686
  Patents and other intangible assets, $10,232 and $10,124
     less accumulated amortization of $4,404 and $3,430
     in 2002 and 2001, respectively                                            5,828              6,694
                                                                            ----------        ---------
                                                                             459,816            452,380
                                                                            ----------        ---------

OTHER ASSETS
  Debt issuance costs, net                                                    13,741             10,846
  Other assets                                                                10,481              3,016
                                                                            ----------        ---------
     Total other assets                                                       24,222             13,862
                                                                            ----------        ---------

TOTAL ASSETS                                                                $712,226          $ 699,907
                                                                            ==========        =========

          The accompanying notes are an integral part of the consolidated financial statements.



                                      HANGER ORTHOPEDIC GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share and per share amounts)

                                                                                    December 31,
                                                                            ---------------------------
                                                                               2002             2001
                                                                            ----------        ---------
                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                         $    5,181        $  30,512
  Accounts payable                                                              14,876           16,901
  Accrued expenses                                                               5,460            8,196
  Accrued interest payable                                                       7,507            2,017
  Accrued compensation related cost                                             32,950           29,045
                                                                            ----------        ---------
     Total current liabilities                                                  65,974           86,671

LONG-TERM LIABILITES
Long-term debt, less current portion                                           378,101          367,315
Deferred income taxes                                                           22,965           26,495
Other liabilities                                                                1,578            3,013
                                                                            ----------        ---------
     Total liabilities                                                         468,618          483,494
                                                                            ----------        ---------

PREFERRED STOCK
7% Redeemable Convertible Preferred stock, liquidation preference
     $1,000 per share                                                           75,941           70,739
                                                                            ----------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 60,000,000 shares authorized,
     20,277,180 shares and 19,057,876 shares issued and
     outstanding in 2002 and 2001, respectively                                    203              191
  Additional paid-in capital                                                   150,287          146,674
  Retained earnings (accumulated deficit)                                       17,833             (535)
                                                                            ----------        ---------
                                                                               168,323          146,330
  Treasury stock, cost (133,495 shares)                                           (656)            (656)
                                                                            ----------        ---------
                                                                               167,667          145,674
                                                                            ----------        ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                                                $  712,226        $ 699,907
                                                                            ==========        =========

          The accompanying notes are an integral part of the consolidated financial statements.



                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
        (Dollars in thousands, except share and per share amounts)

                                                                               2002              2001              2000
                                                                           -----------       -----------       -----------
Net sales                                                                  $   525,534       $   508,053       $   486,031
Cost of goods sold (exclusive of depreciation and amortization)                241,372           240,868           251,368
                                                                           -----------       -----------       -----------
Gross profit                                                                   284,162           267,185           234,663

Selling, general and administrative                                            189,768           182,972           177,392
Depreciation and amortization                                                    9,892            11,613            10,303
Amortization of excess cost over net assets acquired                                 -            13,073            13,025
Unusual charges                                                                  1,860            24,438             2,364
                                                                           -----------       -----------       -----------
Income from operations                                                          82,642            35,089            31,579

Interest expense, net                                                           38,314            43,065            47,072
                                                                           -----------       -----------       -----------
Income (loss) before taxes                                                      44,328            (7,976)          (15,493)

Provision (benefit) for income taxes                                            17,947               907            (1,497)
                                                                           -----------       -----------       -----------
Income (loss) before extraordinary item                                         26,381            (8,883)          (13,996)

Extraordinary loss on early extinguishment of debt,
  net of tax benefit                                                             2,811                 -                 -
                                                                           -----------       -----------       -----------
Net income (loss)                                                          $    23,570       $    (8,883)      $   (13,996)
                                                                           ===========       ===========       ===========
Income (loss) before extraordinary item applicable to common stock         $    21,179       $  ( 13,741)      $   (18,534)
                                                                           ===========       ===========       ===========
Net income (loss) applicable to common stock                               $    18,368       $   (13,741)      $   (18,534)
                                                                           ===========       ===========       ===========

Basic Per Common Share Data
Income (loss) before extraordinary item applicable to common stock         $      1.08       $     (0.73)      $     (0.98)
Extraordinary item, net of tax benefit                                           (0.14)               -                  -
                                                                           -----------       -----------       -----------
Net income (loss) applicable to common stock                               $      0.94       $     (0.73)      $     (0.98)
                                                                           ===========       ===========       ===========
Shares used to compute basic per common share amounts                       19,535,272        18,920,094        18,910,002
                                                                           ===========       ===========       ===========

Diluted Per Common Share Data
Income (loss) before extraordinary item applicable to common stock         $      0.99       $     (0.73)      $     (0.98)
Extraordinary item, net of tax benefit                                           (0.13)                -                 -
                                                                           -----------       -----------       -----------
Net income (loss) applicable to common stock                               $      0.86       $     (0.73)      $     (0.98)
                                                                           ===========       ===========       ===========
Shares used to compute diluted per common share amounts                     21,456,994        18,920,094        18,910,002
                                                                           ===========       ===========       ===========

           The accompanying notes are an integral part of the consolidated financial statements.



                                                      HANGER ORTHOPEDIC GROUP, INC
                                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               For the Three Years Ended December 31, 2002
                                                             (In thousands)

                                                                                Retained
                                                               Additional       Earnings
                                     Common       Common        Paid in       (Accumulated     Treasury
                                     Shares        Stock        Capital         Deficit)         Stock            Total
                                    --------      -------      ---------       ----------      ---------       ----------
Balance, December 31, 1999            18,910      $ 190        $ 146,498       $ 26,882        $ (656)         $ 172,914
Preferred dividends declared               -          -                -         (4,464)            -             (4,464)
Accretion of Preferred Stock               -          -                -            (74)            -                (74)
Net loss                                   -          -                -        (13,996)            -            (13,996)
                                    --------      -------      ---------       ----------      ---------       ----------
Balance, December 31, 2000            18,910        190          146,498          8,348          (656)           154,380

Preferred dividends declared               -          -           (4,784)             -             -             (4,784)
Accretion of Preferred Stock               -          -              (74)             -             -                (74)
Net loss                                   -          -                -         (8,883)            -             (8,883)
Issuance of Common Stock in
  connection with the exercise
  of stock options                        77          -              250              -             -                250
Issuance of stock options in
  connection with Performance
  Improvement Plan                         -          -            4,785              -             -              4,785
Issuance of Common Stock in
  connection with the exercise
  of warrants                             71          1               (1)             -             -                  -
                                    --------      -------      ---------       ----------      ---------       ----------
Balance, December 31, 2001            19,058        191          146,674           (535)         (656)           145,674

Preferred dividends declared               -          -                -         (5,128)            -             (5,128)
Accretion of Preferred Stock               -          -                -            (74)            -                (74)
Net income                                 -          -                -         23,570             -             23,570
Issuance of Common Stock in
  connection with the exercise
  of stock options                     1,219         12            3,905              -             -              3,917
Tax beneft associated with
  exercise of stock options                -          -            2,101              -             -              2,101
Repurchase of outstanding
  stock options                            -          -           (2,393)             -             -             (2,393)
                                    --------      -------      ---------       ----------      ---------       ----------
Balance, December 31, 2002            20,277      $ 203        $ 150,287       $ 17,833        $ (656)         $ 167,667
                                    ========      =======      =========       ==========      =========       ==========

               The accompanying notes are an integral part of the consolidated financial statements.


                                     HANGER ORTHOPEDIC GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Years Ended December 31,
                                        (Dollars in thousands)

                                                                                        2002           2001            2000
                                                                                      --------       --------        --------
Cash flows from operating activities:
  Net income (loss)                                                                   $ 23,570       $ (8,883)       $(13,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                                     2,811              -               -
  Loss on disposal of assets                                                             1,036          7,997               -
  Provision for bad debts                                                               19,738         21,961          23,740
  Depreciation and amortization                                                          9,892         11,613          10,303
  Amortization of excess cost over net assets acquired                                       -         13,073          13,025
  Amortization of debt issuance costs                                                    2,307          2,747           2,436
  Deferred income taxes                                                                 14,846           (328)         (3,200)
  Restructuring costs                                                                        -          3,688             654
  Stock-based compensation in connection with performance improvement plan                   -          4,785               -
  Changes in assets and liabilities, net of effects of acquired companies:
     Accounts receivable                                                               (22,632)       (15,851)        (31,089)
     Inventories                                                                          (306)         2,043          (1,113)
     Prepaid expenses, other assets, and income taxes receivable                        (8,712)         6,543             259
     Other assets                                                                          933            417             273
     Accounts payable                                                                   (1,960)         1,483           1,361
     Accrued expenses, interest and income taxes                                         3,542        (12,278)          4,724
     Accrued compensation related costs                                                  3,905         11,798          (1,287)
     Other liabilities                                                                  (1,436)           358          (2,483)
                                                                                      --------       --------        --------
Net cash provided by operating activities                                               47,534         51,166           3,607
                                                                                      --------       --------        --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                             (9,112)        (6,697)         (9,845)
  Acquisitions, net of cash acquired                                                   (10,407)        (8,277)         (9,958)
  Cash received pursuant to purchase price adjustment                                        -              -          24,700
  Proceeds from sale of certain assets, net of cash                                      1,507         16,079               -
  Purchase of other intangible assets                                                        -              -            (273)
                                                                                      --------       --------        --------
Net cash provided by (used in) investing activities                                    (18,012)         1,105           4,624
                                                                                      --------       --------        --------
Cash flows from financing activities:
  Borrowings under revolving credit agreement                                           46,975          6,000          54,300
  Repayments under revolving credit agreement                                         (106,775)       (15,900)        (24,600)
  Proceeds from sale of Senior Notes                                                   200,000              -               -
  Repayment and termination of bank loans                                             (153,587)       (38,163)         (8,250)
  Scheduled repayment of long-term debt                                                (11,306)       (13,912)        (13,521)
  Increase in financing costs                                                           (9,830)        (1,172)         (1,226)
  Proceeds from issuance of Common Stock                                                 3,917            250               -
  Repurchase of outstanding stock options                                               (2,393)             -               -
                                                                                      --------       --------        --------
Net cash provided by (used in) financing activities                                    (32,999)       (62,897)          6,703
                                                                                      --------       --------        --------

Increase (decrease) in cash and cash equivalents                                        (3,477)       (10,626)         14,934
Cash and cash equivalents at beginning of year                                          10,043         20,669           5,735
                                                                                      --------       --------        --------
Cash and cash equivalents at end of year                                              $  6,566       $ 10,043        $ 20,669
                                                                                      ========       ========        ========

               The accompanying notes are an integral part of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

Hanger Orthopedic Group, Inc. is the nation's largest owner and operator of orthotic & prosthetic ("O&P") patient-care centers. In addition to providing O&P patient-care services through its operating subsidiaries, the Company also distributes components and finished patient-care products to the O&P industry primarily in the United States. Hanger's subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At various times throughout the year, the Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits.

Credit Risk

The Company primarily provides customized O & P devices throughout the United States and is reimbursed by the patients' third-party insurers or governmentally funded health insurance programs. The Company performs ongoing credit evaluations of its distribution customers. Accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company's customers and future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

Inventories

Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In the fourth quarter of 2002, 2001 and 2000, the Company recorded book-to-physical adjustments as income (expense) of $0.2 million, $4.2 million, and $(9.6) million, respectively. The Company treated these adjustments as changes in accounting estimates in accordance with the provisions of Accounting Principles Board Opinion No. 20.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: machinery and equipment, furniture and fixtures, and computers and software - 5 years; leasehold improvements - shorter of the asset life or term of lease; and buildings - 10-20 years. In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Intenal Use, the Company capitalizes certain internal and external costs incurred in connection with the development of internal software. At December 31, 2002, computers and software includes capitalized computer software currently under development of $3.1 million. Depreciation expense was approximately $8.9 million, $10.4 million and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Intangible Assets

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and effective January 1, 2002, the Company adopted the full provisions of SFAS 141 and SFAS 142, Goodwill and Other Intangible Assets.

SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS 141, which resulted in other intangibles with an unamortized balance of $4.8 million (comprised entirely of assembled workforce intangibles) being combined into goodwill at January 1, 2002.

SFAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screened for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measured the impairment. The Company has completed the transitional impairment test, which did not result in the impairment of recorded goodwill. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and
(ii) distribution. The Company has completed the annual impairment test as of October 1, 2002, which did not result in the impairment of recorded goodwill. As of December 31, 2002, the patient-care center segment had goodwill of $454.0 million, an increase of $8.3 million over January 1, 2002. The distribution segment has no goodwill.

The activity related to goodwill for the year ended December 31, 2002 is as follows (in thousands):

               Balance at December 31, 2001                   $ 440,874
                 Assembled workforce reclass,
                  net of deferred taxes                           2,911
                 Additions due to acquisitions                    5,037
                 Additions due to earn-outs                       5,166
                                                            --------------
               Balance at December 31, 2002                   $ 453,988
                                                            ==============


In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):


                                                                     2002        2001        2000
                                                                     ----        ----        ----
               Net income (loss):
               Reported net income (loss)                          $ 23,570    $  (8,883)  $ (13,996)
               Goodwill amortization, net of tax benefit (1)              -       11,029      11,208
                                                                ------------------------------------
               Adjusted net income (loss)                          $ 23,570    $   2,146   $  (2,788)
                                                                ====================================

               Per share info:
               ---------------

                  Basic:
                  Reported income (loss)                           $   0.94    $   (0.73)  $   (0.98)
                  Goodwill amortization, net of tax benefit (1)    $      -    $    0.59   $    0.59
                                                                ------------------------------------
                  Adjusted basic income (loss)                     $   0.94    $   (0.14)  $   (0.39)
                                                                ====================================

                  Diluted:
                  Reported income (loss)                           $   0.86    $   (0.73)  $   (0.98)
                  Goodwill amortization, net of tax benefit (1)    $      -    $    0.59   $    0.59
                                                                ------------------------------------
                  Adjusted diluted income (loss)                   $   0.86    $   (0.14)  $   (0.39)
                                                                ====================================


     (1) For the years ended December 31, 2001 and 2000, consists of $13.1 million and $13.0 million, respectively, of amortization offset by the related tax benefit of $2.1 million and $1.8 million, respectively. Amortization includes amortization related to assembled workforce, which was combined with goodwill at January 1, 2002.

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2002, 2001, and 2000 was $1.0 million, $1.2 million, and $1.3 million, respectively. Non-compete agreements are recorded based on agreements entered into by the Company and are amortized over their estimated useful lives ranging from 5 to 7 years using the straight-line method. Other definite-lived intangible assets are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. Estimated aggregate amortization expense for such assets for each of the five years ending December 31, 2007 and thereafter is as follows (in thousands):


               2003           $  882
               2004           $  818
               2005           $  779
               2006           $  761
               2007           $  735
            Thereafter        $1,853


Debt Issuance Costs

Debt issuance costs incurred in connection with the Company's long-term debt are being amortized through the maturity of the related debt instrument. Amortization of these costs are included in interest expense in the consolidated statement of operations.

Long-Lived Asset Impairment

In accordance with SFAS 144, the company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Derivatives

The Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company's derivative financial instruments are designated as and qualify as fair value hedges. The Company's policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company's risk management objective and strategy for undertaking various hedging transactions. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

As discussed in Note H, in March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes and in order to mitigate its interest rate risk. The Company has designated its interest rate swaps as fair value hedges and they qualify for the short-cut method of accounting under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company has adjusted the carrying amount of the Senior Notes and the swaps by $8.4 million to reflect the fair value of the swaps as of December 31, 2002. The fair value of interest rate swaps is included in other assets.

Fair Value of Financial Instruments

The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt, excluding its Senior Subordinated Notes, approximates fair value based on using rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, as of December 31, 2002, was $208.0 million, as compared to the carrying value of $200.0 million at that date. The fair value of the Senior Subordinated Notes, as of December 31, 2002, was $153.8 million, as compared to the carrying value of $150.0 million at that date. The fair values of the Senior Notes and Senior Subordinated Notes were based on quoted market prices at December 31, 2002.

Revenue Recognition

Revenues on the sale of orthotic and prosthetic devices to patients are recorded when the device is accepted by the patient. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice. Deferred revenue represents deposits made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

Stock-Based Compensation

At December 31, 2002, the Company has multiple stock-based employee compensation plans and has non-qualified options outstanding to employees, which are described more fully in Note O. Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense is reflected in net income (loss) as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                               2002           2001           2000
                                                               ----           ----           ----
                                                            (in thousands, except per share amounts)
Net income (loss), as reported                               $ 23,570       $ (8,883)      $ (13,996)
Deduct:  Total stock-based employee compensation
  expense determined under fair value method for all
  awards, net of related tax effects                           (4,398)        (4,262)         (5,562)
                                                             ----------------------------------------
Pro forma net income (loss)                                  $ 19,172       $(13,145)      $ (19,558)
                                                             ========================================

Earnings per share:
  Basic - as reported                                        $   0.94       $  (0.73)      $   (0.98)
  Basic - pro forma                                          $   0.72       $  (0.95)      $   (1.27)
  Diluted - as reported                                      $   0.86       $  (0.73)      $   (0.98)
  Diluted - pro forma                                        $   0.65       $  (0.95)      $   (1.27)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:


                               2002              2001              2000
                             -------            -------           -------
Expected term                     5                  5                 5
Volatility factor                71%                72%               58%
Risk free interest rate         5.8%               5.9%              6.7%
Dividend yield                    0%                 0%                0%
Fair value                   $ 6.80             $ 1.21            $ 2.64

Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The description of the Company's reportable segments and the disclosure of segment information pursuant to SFAS 131 are presented in Note P.

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of , and changes the criteria that have to be met to classify an asset as held-for-sale, and redefines the reporting of discontinued operations. The Company adopted SFAS 144 for the fiscal year beginning January 1, 2002. There was no material effect upon adoption of this statement.

In April 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt would no longer be extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. SFAS 145 will be adopted by the Company on January 1, 2003 and will result in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities would be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs would include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have a material effect on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement 123 ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The Company continues to use the intrinsic-value-based method of accounting for stock-based employee compensation as prescribed by APB Opinion 25. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company adopted the disclosure provisions of SFAS 148 as of December 31, 2002. The adoption had no material impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's quarter ended March 31, 2003. Management believes the adoption of this statement will not have a material effect on the Company's financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the statements of cash flows:

                                                           2002         2001         2000
                                                           ----         ----         ----
                                                                    (in thousands)
Cash paid during the period for:
Interest                                                $  40,620    $  47,382     $  42,645
Income taxes                                            $  10,514    $   1,822     $   2,666

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion        $   5,202    $    4,858    $   4,538
Issuance of notes in connection with acquisitions       $   1,750    $        -    $   2,874


NOTE D - ACQUISITIONS

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

During 2001, the Company did not acquire any companies. During 2002, the Company acquired two orthotic and prosthetic companies. The aggregate purchase price, excluding potential earn-out provisions, was $6.1 million, comprised of $4.1 million in cash, $1.8 million in promissory notes and $0.2 million in transaction costs. The notes are payable over one to five years with interest rates of 6.5%.

All of the above acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make payments if future earnings targets are reached. In connection with these agreements and the Company's acquisitions prior to 2001, the Company paid $6.0 million, $8.3 million and $8.4 million in 2002, 2001, and 2000, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay an additional $1.5 million related to earn-out provisions in future periods.

NOTE E - UNUSUAL CHARGES

Summary

Unusual charges for the years ended December 31, 2002, 2001, and 2000 consist of the following costs, which are explained below:


                                                     2002         2001        2000
                                                     ----         ----        ----
                                                             (in thousands)
Integration costs                                  $      -    $        -    $  1,710
Leasehold abandonments                                  528             -           -
Restructuring and asset impairment costs                  -         3,688         654
Performance improvement costs                             -         7,892           -
Stock-based compensation in connection
  with performance improvement plan                       -         4,785           -
Impairment loss on assets held for sale                   -         8,073           -
Workman's compensation claims                         1,332             -           -
                                                   --------    ----------    --------
Unusual charges                                    $  1,860    $   24,438    $  2,364
                                                   ========    ==========    ========


Workman's Compensation and Leasehold Abandonments

Unusual charges for the year ended December 31, 2002, amounted to $1.9 million, which consisted of the following costs: (i) payments of approximately $1.3 million made to a prior workman's compensation carrier related to claims for the 1995 through 1998 policy years which the Company treated as a change in accounting estimate in accordance with the provisions of Accounting Principles Board Opinion No. 20, and (ii) a non-cash charge of approximately $0.6 million related to the write-off of abandoned leaseholds.

Integration Costs

During the year ended December 31, 2000, primarily in relation to the acquisition of NovaCare O&P, the Company recorded integration costs of approximately $1.7 million, including costs of changing patient-care center names, payroll and related benefits, conversion, stay-bonuses and related benefits for transitional employees and certain other costs related to the acquisition. These costs were expensed as incurred and recorded against operations.

Restructuring and Asset Impairment Costs

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

                                                                                 Lease
                                                              Employee        Termination            Total
                                                              Severance       and other Exit     Restructuring
                                                                Costs             Costs             Reserve
---------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
1999 & 2000 Restructuring Reserve
Balance at December 31, 1999                                  $  1,600         $    2,992           $  4,592
Provision                                                        1,035                  -              1,035
Spending                                                        (1,942)              (913)            (2,855)
Amendment to Plan                                                    -               (672)              (672)
                                                              ---------        -----------          ---------
Balance at December 31, 2000                                       693              1,407              2,100
Spending                                                          (693)              (307)            (1,000)
Amendment - favorable buyout and sublease activity                   -               (771)              (771)
                                                              ---------        -----------          ---------
Balance at December 31, 2001                                         -                329                329
Spending                                                                              (82)               (82)
                                                              ---------        -----------          ---------
Balance at December 31, 2002                                         -                247                247
                                                              ---------        -----------          ---------

2001 Restructuring Reserve
Balance at December 31, 2000                                         -                  -                  -
Provision (1)                                                    1,208              3,251              4,459
Spending                                                        (1,158)            (1,365)            (2,523)
Favorable buyout and sublease activity                               -               (739)              (739)
Amendment to plan for seven additional properties                    -                739                739
                                                              ---------        -----------          ---------
Balance at December 31, 2001                                        50              1,886              1,936
Spending                                                           (50)            (1,047)            (1,097)
                                                              ---------        -----------          ---------
Balance at December 31, 2002                                         -                839                839
                                                              ---------        -----------          ---------

1999, 2000, and 2001 Restructuring Reserves
                                                              ---------        -----------          ---------
Balance at December 31, 2002                                   $     -         $    1,086           $  1,086
                                                              =========        ===========          =========

     (1) Includes $0.5 million of asset impairment for impaired leasehold improvements at branches to be vacated.

During 1999, the Company recorded $7.0 million in restructuring related costs ($1.3 million recorded as a change to the statement of operations and $5.7 million recorded as an increase to goodwill in accordance with purchase accounting requirements) associated with the acquisition of the NovaCare O&P operations. The restructuring costs primarily included severance pay benefits and lease termination costs. The cost of providing severance pay and benefits for the reduction of approximately 225 employees was estimated at approximately $3.4 million. Lease termination costs, for patient-care centers closed, were estimated at $3.5 million and are expected to be paid through 2003. As of December 31, 2000, all of the employees had been terminated and 44 of the 54 patient-care centers identified for closure were closed. Additionally, management reversed approximately $0.7 million of the restructuring reserve providing an approximate restructuring benefit of $0.4 million and a reduction of goodwill of approximately $0.3 million.

During 2000, management implemented a plan to sever 234 employees in an effort to reduce general and administrative expenses. The Company recorded approximately $1.0 million in restructuring expense which was paid in January of 2001, thus completing the plan of restructuring. During 2001, management reversed approximately $0.8 million originally included in the 2000 restructuring reserve as a result of favorable lease buyouts and sublease activity.

During 2001, as a result of the initiatives associated with the Company's performance improvement plan developed in conjunction with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; "JA&A"), the Company recorded approximately $4.5 million in restructuring and asset impairment costs. The plan called for the closure of 37 facilities and the termination of approximately 135 additional employees.

Also during 2001, management reversed approximately $0.7 million originally included in the 37 facilities associated with the 2001 restructuring reserve as a result of favorable buy outs of leases and sublease activity. Management then added seven additional patient-care centers which were originally contemplated but not finalized to the lease restructuring component of the 2000 plan. An amended restructuring reserve of $0.7 million was recorded for these properties.

As of December 31, 2002, all properties had been vacated and all of the employees had been terminated. As of December 31, 2002, all payments under the severance initiative have been made. All payments under the plan for lease and severance costs are expected to be paid by December 31, 2004.

Performance Improvement Costs

In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. As such, on December 11, 2000, the Company retained the services of JA&A to assist in identifying areas for cash generation and profit improvement. Subsequent to the completion of this diagnostic phase, the Company modified and extended the retention agreement on January 23, 2001 to assist in the implementation of the plan. Among the targeted areas were spending reductions, improvements in the utilization and effectiveness of support services, including claims processing, the refinement of materials purchasing and inventory management and the consolidation of distribution services. In addition, the Company planned to enhance revenues and cash collections through improved marketing efforts and more efficient billing procedures.

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

JA&A's work was substantially complete on December 31, 2001. As of December 31, 2001, the total hourly cash fees and expenses paid to JA&A were $4.6 million. During the fourth quarter of 2001, JA&A invoiced the Company for the success fees upon the accomplishment of benefits defined in the engagement letter. The Company paid half of the success fee in cash totaling $1.1 million and the remaining half with an option for approximately 1.2 million shares, as determined above, with an estimated fair value of $4.8 million. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. In addition to the amounts paid to JA&A, the Company incurred $2.2 million in internal costs related to these performance initiatives. As discussed in Note O, during 2002, the Company repurchased 0.6 million of the shares underlying the option. No additional success fees were paid in 2002 and no future service fees are applicable.

Impairment Loss on Assets Held for Sale

On October 9, 2001, the Company completed the sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc., ("SOGI") to United States Manufacturing Company ("USMC"). The purchase price was $20.0 million, of which $3.0 million was placed in an escrow account for a period of up to three years. During the escrow period, the escrowed funds will be released to the Company in amounts and at times that will be determined on the basis of the amount of purchases made by Hanger from USMC under the terms of a separate supply agreement entered into among the parties (see Note K). The Company incurred an impairment loss of $8.1 million on the disposal of SOGI's manufacturing assets, which has been reflected in the Company's statement of operations.

For the year ended December 31, 2001, the results of operations of SOGI's manufacturing activities, including intercompany transactions during that same period were:

                                                                     (in thousands)
               Net sales                                             $        8,633
               Cost of goods sold                                             5,891
                                                                    ----------------
               Gross profit                                                   2,742
               Selling, general and administrative                            2,989
               Depreciation and amortization                                    918
               Amortization of excess cost over net assets acquired             412
               Unusual charges                                                   91
                                                                    ----------------
               Loss from operations                                  $       (1,668)
                                                                    ================


               Reconciliation of Loss from SOGI Transaction          (in thousands)
               Accounts receivable                                   $        1,060
               Inventory                                                      3,234
               Net fixed assets                                               4,611
               Net intangibles                                               18,584
               Other                                                             61
               Liabilities assumed                                           (1,399)
                                                                   ----------------
               Net book value                                                26,151
               Net proceeds from assets held for sale                        18,078
                                                                   ----------------
               Loss on sale of assets                                $        8,073
                                                                   ================


NOTE F - NET INCOME (LOSS) PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible preferred stock and are calculated using the treasury stock method.

Income/(Loss) per share is computed as follows:

                                                                        2002             2001            2000
                                                                        ----             ----            ----
                                                                      (in thousands, except share and per share)
Income (loss) before extraordinary item                             $      26,381    $     (8,883)    $   (13,996)
Less preferred stock dividends declared and accretion                      (5,202)         (4,858)         (4,538)
                                                                    ----------------------------------------------
Income (loss) before extraordinary item available to common
  stockholders used to compute basic and
  diluted per common share amounts                                  $      21,179    $    (13,741)    $   (18,534)
                                                                    ==============================================

Net income (loss)                                                   $      23,570    $     (8,883)    $   (13,996)
Less preferred stock dividends declared and accretion                      (5,202)         (4,858)         (4,538)
                                                                    ----------------------------------------------
Net income (loss) available to common stockholders used
  to compute basic and diluted per common share amounts             $      18,368    $    (13,741)    $   (18,534)
                                                                    ==============================================
Shares of common stock outstanding used to compute basic
  per common share amounts                                             19,535,272      18,920,094      18,910,002
Effect of dilutive options                                              1,702,492               -               -
Effect of dilutive warrants                                               219,230               -               -
                                                                    ----------------------------------------------
Shares used to compute dilutive per common share amounts (1)           21,456,994      18,920,094      18,910,002
                                                                    ==============================================
Basic income (loss) per share applicable to common stock            $        0.94           (0.73)    $     (0.98)
Diluted income (loss) per share applicable to common stock          $        0.86           (0.73)    $     (0.98)


(1) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into $4.6 million shares of Common Stock as it is considered anti-dilutive For 2001 and 2000, excludes the effect of all dilutive options and warrants as a result of the Company's net loss for the years ended December 31, 2001 and 2000.

Options, outstanding at December 31, 2002, to purchase 1,275,998 shares of common stock are not included in the computation of diluted income per share for the year ended December 31, 2002, as these options are anti-dilutive because the exercise price of the options were greater than the average market price of the Company's common stock during 2002.

Options to purchase 5,552,217 and 3,345,693 shares of common stock and warrants to purchase 360,001 and 830,650 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, and are not included in the computation of diluted income per share due to the Company's net loss for the years ended December 31, 2001 and 2000.

NOTE G - INVENTORY

     Inventories at December 31, 2002 and 2001 consist of the following:

                                    2002            2001
                                    ----            ----
                                       (in thousands)

          Raw materials        $   26,905       $   27,224
          Work in-process          19,719           19,908
          Finished goods            9,830            8,814
                               ---------------------------
                               $   56,454       $   55,946
                               ===========================


NOTE H - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                                         2002        2001
                                                                                      -------------------------
                                                                                          (in thousands)
Revolving Credit Facility                                                             $   15,000   $  74,800
10 3/8% Senior Notes due 2009 (1)                                                        208,398           -
A Term Loan Commitment                                                                         -      63,995
B Term Loan Commitment                                                                         -      89,592
11 1/4% Senior Subordinated Notes due 2009                                               150,000     150,000
Subordinated seller notes, non-collateralized, net of unamortized discount of $0.1 million at December 31, 2002 and 2001 with principal and interest payable in either monthly, quarterly or annual installments at effective interest
   rates ranging from 6% to 12.287%, maturing through December 2011.                       9,884      19,440
                                                                                      -------------------------
                                                                                         383,282     397,827
Less current portion                                                                      (5,181)    (30,512)
                                                                                      -------------------------
                                                                                      $  378,101   $ 367,315
                                                                                      =========================


(1) Includes an $8.4 million fair value adjustment related to the interest rate swap.

The Revolving Credit Facility, Tranche A Term Loan Commitment, and Tranche B Term Commitment outstanding as of December 31, 2001 were subsequently prepaid in full and the agreements were terminated on February 15, 2002. Prior to its termination, as stated in the Amended Credit Facility, the Revolving Credit Facility outstanding as of December 31, 2001 carried an interest rate of LIBOR plus 3.50%, or ABR plus 2.50%, and would have matured on July 1, 2005. The Tranche A Term Facility carried an interest rate of LIBOR plus 3.50%, or ABR plus 2.50% and would have matured on July 1, 2005. As of December 31, 2001, the Tranche A Term Facility had required quarterly principal payments of $4.6 million. The Tranche B Term Facility carried an interest rate of LIBOR plus 4.50%, or ABR plus 3.50% and would have matured on January 1, 2007. At December 31, 2001, the Tranche B Term Facility had required quarterly principal payments of $0.2 million through July 1, 2005 and of $14.4 million through January 1, 2007.

On February 15, 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes") and established a new $75.0 million senior secured revolving line of credit (the "New Revolving Credit Facility"). The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. The Company used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million from the New Revolving Credit Facility, to retire approximately $228.4 million of indebtedness, plus related fees and expenses, outstanding under the Company's previously existing revolving credit and term loan facilities

The Senior Notes mature on February 15, 2009, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company's current and future domestic subsidiaries. Interest is payable semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes do not require any prepayments of principal prior to maturity. The New Revolving Credit Facility matures on February 15, 2007 and carries an interest rate, at our option, of LIBOR plus a variable margin rate or the Base Rate (as defined in the New Revolving Credit Facility) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. At December 31, 2002 the interest rates have been adjusted to LIBOR plus 3.00% or the Base Rate plus 2.00%. The obligations under the New Revolving Credit Facility are guaranteed by the Company's subsidiaries and are secured by a first priority perfected security interest in the Company's subsidiaries' shares, all of the Company's assets and all of the assets of the Company's subsidiaries. The Company can prepay borrowings under the New Revolving Credit Facility at any time without premium or penalty.

Before February 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.375% of the principal amount thereof, plus interest, with the proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after redemption.

Beginning February 15, 2006 through the date of maturity, the Company may redeem all or part of the Senior Notes, at a redemption price as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on February 15, 2006 and 2007, the percentage would be 105.188% and 102.594%, respectively. Commencing on February 15, 2008 through the date of maturity, the percentage would be 100%.

The New Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, minimum consolidated EBITDA, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. As of December 31, 2002, the Company was in compliance with these covenants. The Company assesses, on a quarterly basis, its compliance with these covenants and monitors any matters critical to continue its compliance. The New Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions.

As a result of retiring the previously existing indebtedness, the Company wrote off $4.6 million in unamortized debt issuance costs that had previously been included in other assets. The extraordinary item for the year ended December 31, 2002 consists of such costs, offset by a tax benefit of $1.8 million.

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

The $150.0 million in Senior Subordinated Notes bears interest at 11.25%, and matures on June 15, 2009. Interest is payable on June 15 and December 15. Beginning June 15, 2004 through the date of maturity, the Company may redeem all or part of the Senior Subordinated Notes, at a redemption price as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on June 15, 2004, 2005, 2006 and 2007, the percentage would be 105.625%, 104.219%, 102.813% and 101.406%, respectively.
Commencing on June 15, 2008 through the date of maturity, the percentage would be 100%.

Upon the occurrence of certain specified change of control events, unless the Company has exercised its option to redeem all the Senior Notes and Senior Subordinated Notes, as described above, each holder of a Senior Note will have the right to require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The terms of the Senior Notes, Senior Subordinated Notes, and the New Revolving Credit Facility limit the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

Maturities of long-term debt at December 31, 2002 are as follows:


                              (in thousands)

               2003               $     5,181
               2004                     1,823
               2005                       920
               2006                       601
               2007                    15,605
               Thereafter             350,754
                             -----------------
                                  $   374,884
                             =================


As of December 31, 2002, the Company had available borrowings of $60.0 million under the New Revolving Credit Facility.

NOTE I- INCOME TAXES

The provisions (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

                                                      2002        2001        2000
                                                      ----        ----        ----
                                                            (in thousands)
          Current:
          Federal                                  $   1,845    $   383     $   (194)
          State                                        1,255        852        1,897
                                                   ------------------------------------
          Total                                        3,100      1,235        1,703
          Deferred:
          Federal and State (1)                       14,847       (328)      (3,200)
                                                   ------------------------------------
          Provision (benefit) for income taxes     $  17,947    $   907     $ (1,497)
                                                   ===================================


(1) For the year ended December 31, 2002, $2.1 million related to the exercise of non-qualified stock option has been recorded as additional paid-in capital and $1.9 million of deferred tax liabilities associated with the unamortized portion of workforce intangibles has been reclassified against goodwill.

A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                              2002         2001          2000
                                                              ----         ----          ----
Federal statutory tax rate (benefit)                          35.0%       (35.0)%       (35.0)%
Increase in taxes resulting from:
State income taxes (net of federal effect)                     5.3          8.1           6.8
Amortization of the excess cost over net assets acquired         -         32.3          16.0
Other, net                                                     0.2          6.0           2.5
                                                            -------       -------        ------
Provision (benefit) for income taxes                          40.5%        11.4%         (9.7)%
                                                            =======       =======        ======

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                               2002         2001
                                               ----         ----
                                                (in thousands)
Deferred tax liabilities:
Book basis in excess of tax                  $     958    $    958
Property, plant and equipment                   25,963      22,541
Debt issue costs                                   435         548
Acquisition costs                                2,856       2,448
Other                                              448           -
                                             -----------------------
                                                30,660      26,495
                                             -----------------------
Deferred tax assets:
Net operating loss                               4,859       3,678
Accrued expenses                                 2,106       8,020
Reserve for bad debts                            3,631       7,519
Other                                            1,708          52
Inventory capitalization and reserves            1,977       1,688
                                             -----------------------
                                                14,281      20,957
                                             -----------------------
Net deferred tax liabilities                 $ (16,379)   $ (5,538)
                                             =======================

For Federal tax purposes at December 31, 2002, the Company has available approximately $11.4 million of net operating loss carryforwards expiring from 2020 through 2022.

NOTE J - DEFERRED COMPENSATION

In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan accrues benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation had been determined by JEH's Board of Directors. The Company has purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $1.0 million and $1.1 million at December 31, 2002 and 2001, respectively.

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

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including additional payments under business purchase agreements. Many of these legal proceedings and claims existed in the NovaCare O&P business prior to the Company's acquisition of NovaCare O&P. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

The Company believes that the allegations have no merit and is vigorously defending the Class Action Lawsuit. Additionally, the Company believes that it is remote that any claims would result from this action and therefore, no related liabilities have been recorded.

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. In connection with the disclosure provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has reviewed its existing contracts containing indemnification or clauses of guarantees. The Company does not believe that its liability under such agreements will result in any material liability.


NOTE L - OPERATING LEASES

The Company leases office space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more consist of the following at December 31, 2002:


                             (in thousands)

               2003                 $ 21,663
               2004                   17,161
               2005                   12,859
               2006                    8,612
               2007                    5,357
               Thereafter              7,293
                             ----------------
                                    $ 72,945
                             ================


Rent expense was approximately $24.1 million, $23.9 million and $23.7 million for the years ended December 31, 2002, 2001 and 2000 respectively.

NOTE M - PENSION AND PROFIT SHARING PLANS

The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. The Company may make discretionary contributions. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2002, 2001, and 2000, the Company recorded contributions of $1.6 million, $1.2 million, and $1.4 million under this plan, respectively.

NOTE N - REDEEMABLE PREFERRED STOCK

The Company has 10.0 million authorized shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics.

The Company issued $60.0 million of 7% Redeemable Preferred Stock on July 1, 1999 in connection with its acquisition of NovaCare O&P. The 60,000 outstanding shares of 7% Redeemable Preferred Stock are convertible into shares of our non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the 7% Redeemable Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The 7% Redeemable Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, the Company must offer to redeem all of the outstanding 7% Redeemable Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The 7% Redeemable Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require redemption prior to maturity on July 1, 2010. As of December 31, 2002, the shares of 7% Redeemable Preferred Stock have an aggregate redemption balance of $76.5 million.

NOTE O - WARRANTS AND OPTIONS

Warrants

Prior to 2000, the Company issued warrants to purchase shares of its common stock to the holders of certain notes. At December 31, 2000, warrants to purchase 830,650 shares, at a weighted average exercise price of $5.55, were outstanding. During 2001, the Company issued 70,575 shares of its common stock in connection with a cashless exercise of warrants to purchase 225,914 shares. On December 31, 2001, 244,735 warrants expired. As of December 31, 2002 and 2001, warrants to purchase 360,001 shares, at a weighted average exercise price of $5.00, were outstanding and exercisable. As of December 31, 2002, these warrants have a weighted average remaining contractual life of 3.84 years. On February 27, 2003, the holder exercised their option and the Company issued a net 193,327 shares to satisfy their option with a cashless exercise.

Options

Under the Company's 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may be granted only at an exercise price not less than the fair market value of the Common Stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods were established by the Compensation Committee of the Board of Directors, generally with vesting of four years following grant and generally with expirations of ten years after grant.

Under the Company's 1993 Non-Employee Director Stock Option Plan ("Director Plan"), 250,000 shares of Common Stock are authorized for issuance to directors of the Company who are not employed by the Company or any affiliate of the Company. Under this plan, an option to purchase 5,000 shares of Common Stock is granted automatically on an annual basis to each eligible director on the third business day following the date of each Annual Meeting of Stockholders of the Company at which the eligible director is elected. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option vests at the rate of 25% each year for the first four years after the date of grant of the option and each such option expires ten years from the date of grant; provided, however, that in the event of termination of a director's service other than by reason of total and permanent disability or death, then the outstanding options of such holder expire three months after such termination. Outstanding options remain exercisable for one year after termination of service by reason of total and permanent disability or death. The number of shares that remain available for grant at December 31, 2002 and 2001 were 20,000 and 32,500, respectively.


Under the Company's expired 1991 Stock Option Plan ("1991 Plan"), 8.0 million shares of Common Stock were authorized for issuance. Under the 1991 Plan, options were granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. Vesting and expiration periods were established by the Compensation Committee of the Board of Directors, generally with vesting from three to four years following grant and generally with expirations of eight to ten years after grant. As of December 31, 2002, options for 2,915,570 remained outstanding.

The following is a summary of option transactions and exercise prices:


                                         Stock Option Plans         Director Plan
                                       ----------------------  ---------------------
                                                     Weighted                 Weighted
                                                     Average                  Average
                                           Shares     Price        Shares      Price
                                       ------------ ---------  ------------- --------
Outstanding at December 31, 1999          2,422,188   $12.57       160,750     $10.00
Granted                                   1,304,497   $ 4.63        35,000     $ 5.19
Terminated                                 (568,492)  $ 8.26        (8,250)    $ 6.00
                                       ------------            -----------
Outstanding at December 31, 2000          3,158,193   $ 9.54       187,500     $ 9.40
Granted                                   2,515,733   $ 1.67        30,000     $ 1.65
Terminated                               (1,545,346)  $ 7.66             -     $    -
Exercised                                   (77,299)  $ 3.23             -     $    -
                                       ------------            -----------
Outstanding at December 31, 2001          4,051,281   $ 7.12       217,500     $ 8.38
Granted                                     405,998   $14.94        30,000     $14.00
Terminated                                 (523,378)  $11.08       (12,500)    $ 8.99
Exercised                                  (612,333)  $ 5.28        (5,000)    $ 3.42
                                       ------------            -----------
Outstanding at December 31, 2002          3,321,568   $ 6.98       230,000     $ 8.50
                                       ============            ===========

The following is a summary of the options exercisable:

                             1991 Plan   Director Plan    2002 Plan   Non-qualified
                             ---------   -------------    ---------   -------------

At December 31, 2002         1,673,112      140,000             -         40,417
At December 31, 2001         1,727,873      136,250             -              -
At December 31, 2000         1,188,951      105,000             -              -

Under the agreement with JA&A discussed in Note E, in December 2001, the Company issued to JA&A a non-qualified option to purchase 1.2 million shares of the its common stock at an exercise price of $1.40 per share. The option was valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded with an increase in additional paid-in capital. The option was exercisable beginning with the sixth month following each award and will expire five years from the termination of JA&A's engagement. As of December 31, 2001, the option was outstanding with no shares being exerciseable.

During 2002, the Company agreed to repurchase 601,218 of the shares underlying such previously granted option for a payment of $3.98 per share, or a total of $2,392,704, which was paid during the third quarter of 2002 and recorded as a reduction in additional paid-in capital. On July 23, 2002, shares of the Company's common stock opened for trading at $12.00 per share. In accordance with our agreement with JA&A, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the remaining 601,218 shares underlying the outstanding option in order to permit JA&A to sell the shares of the Company's stock that it may acquire upon exercise of the option. Under the agreement with the Company on July 23, 2002, in accordance with the sale of any shares that JA&A may acquire by exercise of the option, JA&A has agreed to limit such sales to 40,000 shares in any calendar week. Through December 31, 2002, all options were exercised and the Company has issued 601,218 shares of its common stock pursuant to the exercises.

Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. Similarly, under an employment agreement, in January 2002, the Company issued to its President and Chief Operating Officer a non-qualified option to purchase 350,000 shares of its common stock at an exercise price of $6.02 per share. In addition, the Company has issued to other employees non-qualified options to purchase an aggregate of 80,000 shares of its common stock at a weighted average exercise price of $8.73 per share. These options were granted at fair market value on the date of grant.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

                                          Options Outstanding                    Options Exercisable
                                       ------------------------------------    --------------------------
                                                       Weighted Average
                                        Number of  ------------------------                  Weighted
        Range of                         Options     Remaining    Exercise      Options       Average
     Exercise Prices                    or Awards   Life (Years)    Price      or Awards   Exercise Price
-------------------------------------- -----------  ------------  --------     ---------   --------------
      $ 1.640     to        $  1.650    1,103,020       6.48       $  1.64       277,479      $ 1.64
      $ 2.810     to        $  6.000      948,727       5.09       $  4.69       544,726      $ 4.67
      $ 6.020     to        $  8.750      496,669       6.06       $  6.16       146,669      $ 6.49
      $ 9.200     to        $ 13.800      312,154       5.83       $ 11.34       212,154      $11.52
      $13.875     to        $ 14.230      636,998       6.32       $ 14.17       288,876      $14.16
      $14.750     to        $ 22.500      559,000       6.53       $ 17.38       383,625      $17.83
      ----------------------------------------------------------------------------------------------
      $ 1.640     to        $ 22.500    4,056,568       6.04       $  7.79     1,853,529      $ 9.35
                                       ===========                             =========

NOTE P - SEGMENT AND RELATED INFORMATION

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

The reportable segments are: (i) patient-care centers; (ii) distribution; and
(iii) manufacturing (discontinued October 9, 2001 upon sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc.). On June 1, 2001, in anticipation of the sale of the manufacturing segment, the Company transferred the Sea-Fab operations from the manufacturing to the practice management and patient-care centers segment. Accordingly, previously reported amounts for 2000 have been recast to be consistent with the reporting in 2001 and 2002. The reportable segments are described further below:

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

Distribution - This segment distributes purchased O&P products and components to both the O&P industry and the Company's own patient-care practices.

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

                                       Patient Care
                                         Centers        Distribution      Manufacturing      Other            Total
                                       ------------     ------------      -------------      -----            -----
                                                                      (in thousands)
2002
----
Net sales
  Customers                            $  496,031         $ 29,503          $     -         $      -        $ 525,534
  Intersegments                                 -           53,182                -          (53,182)               -
EBITDA                                    104,280            9,877                -          (19,763)          94,394
Total assets                              576,078           25,775                -          110,373          712,226
Capital expenditures                        7,766               86                -            1,260            9,112

2001
----
Net sales
  Customers                            $  473,877         $ 29,292          $ 4,884         $      -        $ 508,053
  Intersegments                                 -           53,202            3,749          (56,951)               -
EBITDA                                     98,029            5,899             (247)         (19,468)          84,213
Total assets                              512,379           25,838                -          161,690          699,907
Capital expenditures                        4,669              271              383            1,374            6,697

2000
----
Net sales
  Customers                            $  448,852         $ 28,999          $ 8,180         $      -        $ 486,031
  Intersegments                             9,226           51,427            5,877          (66,530)               -
EBITDA                                     71,179            6,677              938          (21,523)          57,271
Total assets                              495,942           20,823            8,731          236,322          761,818
Capital expenditures                        6,486              114              765            2,480            9,845


"Other" EBITDA presented in the preceding table consists of corporate general and administrative expenses.

The following table reconciles EBITDA to consolidated net income (loss):


               2002
               ----
               EBITDA                                  $ 94,394
               Depreciation and amortization              9,892
               Unusual charges                            1,860
               Interest expense, net                     38,314
               Provision for income taxes                17,947
               Extraordinary item                         2,811
                                                     -----------
               Net income                              $ 23,570
                                                     ===========

               2001
               ----
               EBITDA                                  $ 84,213
               Depreciation and amortization             24,686
               Unusual charges                           24,438
               Interest expense, net                     43,065
               Provision for income taxes                   907
                                                     -----------
               Net loss                                $ (8,883)
                                                     ===========

               2000
               ----
               EBITDA                                  $ 57,271
               Depreciation and amortization             23,328
               Unusual charges                            2,364
               Interest expense, net                     47,072
               Benefit for income taxes                  (1,497)
                                                     -----------
               Net loss                               $ (13,996)
                                                     ==========

The following table presents the details of "Other" total assets at December 31:

                                                       2002           2001           2000
                                                   ------------  -------------  -------------
                                                                (in thousands)
Corporate intercompany receivable (payable) from:
  Patient-Care Centers segment                      $   76,711    $   133,195    $   159,416
  Manufacturing segment                                    -             -            21,926
  Distribution segment                                 (11,374)       (11,428)          (588)
Other                                                   45,036         39,923         55,568
                                                   ------------  -------------  -------------
                                                    $  110,373    $   161,690    $   236,322
                                                   ==========================================

 "Other" total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company's foreign and export sales and assets located outside of the United States are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2002, 2001 or 2000.

NOTE Q - CONSOLIDATING FINANCIAL INFORMATION

The Company's Senior Notes and Senior Subordinated Notes are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.

                                                               Hanger
                                                             Orthopedic
                                                                Group
                                                               (Parent         Guarantor     Consolidating   Consolidated
BALANCE SHEET - December 31, 2002                              Company)       Subsidiaries    Adjustments       Totals
------------------------------------------------------------ -----------     --------------  -------------     --------
                                                                                (in thousands)
ASSETS
Cash and cash equivalents                                     $     570        $ 5,996      $        -          $ 6,566
Accounts receivable                                                   -        107,604               -          107,604
Inventories                                                           -         56,454               -           56,454
Prepaid expenses, other assets, and income taxes receivable       8,865          6,567               -           15,432
Intercompany receivable                                         513,802              -        (513,802)               -
Deferred income taxes                                             6,586              -               -            6,586
                                                              ---------------------------------------------------------
   Total current assets                                         529,823        176,621        (513,802)         192,642

Property, plant and equipment, net                                4,633         30,913               -           35,546
Intangible assets, net                                                -        459,816               -          459,816
Investment in subsidiaries                                       98,258              -         (98,258)               -
Other assets                                                     22,465          1,757               -           24,222
                                                              ---------------------------------------------------------
   Total assets                                               $ 655,179      $ 669,107      $ (612,060)       $ 712,226
                                                              =========================================================
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                             $       -        $ 5,181      $        -          $ 5,181
Accounts payable                                                    334         14,542               -           14,876
Accrued expenses                                                  4,446          1,014               -            5,460
Accrued interest payable                                          7,340            167               -            7,507
Accrued compensation related cost                                 3,062         29,888               -           32,950
                                                              ---------------------------------------------------------
   Total current liabilities                                     15,182         50,792               -           65,974

Long-term debt, less current portion                            373,398          4,703               -          378,101
Deferred income taxes                                            22,965              -               -           22,965
Intercompany payable                                                  -        513,802        (513,802)               -
Other liabilities                                                    26          1,552               -            1,578
                                                              ---------------------------------------------------------
   Total liabilities                                            411,571        570,849        (513,802)         468,618
                                                              ---------------------------------------------------------
Redeemable preferred stock                                       75,941              -               -           75,941
                                                              ---------------------------------------------------------

Common stock                                                        203             35             (35)             203
Additional paid-in capital                                      150,287          7,460          (7,460)         150,287
Retained earnings (accumulated deficit)                          17,833         91,303         (91,303)          17,833
Treasury stock                                                     (656)          (540)            540             (656)
                                                              ---------------------------------------------------------
   Total shareholders' equity                                   167,667         98,258         (98,258)         167,667
                                                              ---------------------------------------------------------
   Total liabilities, redeemable preferred stock,
      and shareholders' equity                                $ 655,179      $ 669,107      $ (612,060)       $ 712,226
                                                              =========================================================

                                                               Hanger
                                                             Orthopedic
                                                                Group
                                                               (Parent         Guarantor     Consolidating   Consolidated
BALANCE SHEET - December 31, 2001                              Company)       Subsidiaries    Adjustments       Totals
------------------------------------------------------------ -----------     --------------  -------------     --------
                                                                            (in thousands)
ASSETS
Cash and cash equivalents                                     $    (212)      $ 10,255       $        -      $ 10,043
Accounts receivable                                                   -        104,040                -       104,040
Inventories                                                           -         55,946                -        55,946
Prepaid expenses, other assets, and income taxes receivable         591          4,310                -         4,901
Intercompany receivable                                         126,124              -         (126,124)            -
Deferred income taxes                                            20,957              -                -        20,957
                                                              ---------------------------------------------------------
   Total current assets                                         147,460        174,551         (126,124)      195,887

Property, plant and equipment, net                                4,767         33,011                -        37,778
Intangible assets, net                                             (156)       452,536                -       452,380
Investment in subsidiaries                                       60,673              -          (60,673)            -
Other assets (1)                                                417,672       (403,810)               -        13,862
                                                              ---------------------------------------------------------
   Total assets                                               $ 630,416      $ 256,288       $ (186,797)    $ 699,907
                                                              =========================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                             $  19,199       $ 11,313       $        -      $ 30,512
Accounts payable                                                    520         16,381                -        16,901
Accrued expenses                                                  4,586          3,610                -         8,196
Accrued interest payable                                          1,577            440                -         2,017
Accrued compensation related cost                                 2,438         26,607                -        29,045
                                                              ---------------------------------------------------------
   Total current liabilities                                     28,320         58,351                -        86,671

Long-term debt, less current portion (1)                        359,188          8,127                -       367,315
Deferred income taxes                                            26,495              -                -        26,495
Intercompany payable                                                  -        126,124         (126,124)            -
Other liabilities                                                     -          3,013                -         3,013
                                                              ---------------------------------------------------------
   Total liabilities                                            414,003        195,615         (126,124)      483,494
                                                              ---------------------------------------------------------
Redeemable preferred stock                                       70,739              -                -        70,739
                                                              ---------------------------------------------------------

Common stock                                                        191             35              (35)          191
Additional paid-in capital                                      146,674          7,461           (7,461)      146,674
Retained earnings (accumulated deficit)                            (535)        53,717          (53,717)         (535)
Treasury stock                                                     (656)          (540)             540          (656)
                                                              ---------------------------------------------------------
   Total shareholders' equity                                   145,674         60,673          (60,673)      145,674
                                                              ---------------------------------------------------------

   Total liabilities, redeemable preferred stock,
      and shareholders' equity                                $ 630,416      $ 256,288       $ (186,797)    $ 699,907
                                                              =========================================================

(1) Other assets of the parent company and long-term debt of the guarantor subsidiaries include a $406.7 million note payable from a subsidiary to the parent.

                                                                        Hanger
                                                                      Orthopedic
                                                                         Group
                                                                        (Parent        Guarantor     Consolidating   Consolidated
STATEMENTS OF OPERATIONS - December 31, 2002                            Company)      Subsidiaries    Adjustments       Totals
--------------------------------------------------------------------- -----------    --------------  -------------     --------
                                                                                             (in thousands)
Year ended December 31, 2002
Net sales                                                              $      -       $ 525,535        $       -      $ 525,535
Cost of goods sold (exclusive of depreciation and amortization)               -         241,372                -        241,372
                                                                       ---------------------------------------------------------
   Gross profit                                                               -         284,163                -        284,163

Selling, general and administrative                                      19,762         170,007                -        189,769
Depreciation and amortization                                             1,339           8,553                -          9,892
Unusual charges                                                                           1,860                -          1,860
                                                                       ---------------------------------------------------------
   Income (loss) from operations                                        (21,101)        103,743                -         82,642

Interest income (expense), net                                           (6,207)        (32,107)                        (38,314)
Equity in earnings of subsidiaries                                       71,636               -          (71,636)             -
                                                                       ---------------------------------------------------------
Income (loss) before taxes                                               44,328          71,636          (71,636)        44,328

Provision for income taxes                                               17,947               -                -         17,947
                                                                       ---------------------------------------------------------
Income (loss) before extraordinary item                                  26,381          71,636          (71,636)        26,381

Extraordinary item                                                       (2,811)              -                -         (2,811)
                                                                       ---------------------------------------------------------
Net income (loss)                                                      $ 23,570        $ 71,636        $ (71,636)      $ 23,570
                                                                       =========================================================

Year ended December 31, 2001

Net sales                                                              $      -       $ 508,053        $       -      $ 508,053
Cost of goods sold (exclusive of depreciation and amortization)               -         240,868                -        240,868
                                                                       ---------------------------------------------------------
   Gross profit                                                               -         267,185                -        267,185

Selling, general and administrative                                      19,468         163,504                -        182,972
Depreciation and amortization                                             1,666           9,947                -         11,613
Amortization of excess cost over net assets acquired                         (5)         13,078                -         13,073
Unusual charges                                                          11,470          12,968                -         24,438
                                                                       ---------------------------------------------------------
   Income (loss) from operations                                        (32,599)         67,688                -         35,089

Interest income (expense), net                                            7,452         (50,517)               -        (43,065)
Equity in earnings of subsidiaries                                       17,171               -          (17,171)             -
                                                                       ---------------------------------------------------------
Income (loss) before taxes                                               (7,976)         17,171          (17,171)        (7,976)

Provision for income taxes                                                  907               -                -            907
                                                                       ---------------------------------------------------------
Net income (loss)                                                      $ (8,883)       $ 17,171        $ (17,171)      $ (8,883)
                                                                       =========================================================

NOTE Q - CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                                            Hanger
                                                                          Orthopedic
                                                                            Group
                                                                           (Parent     Guarantor     Consolidating   Consolidated
                                                                           Company)   Subsidiaries    Adjustments       Totals
                                                                          ----------  ------------   -------------   -------------
                                                                                               (in thousands)
                                                                          --------------------------------------------------------
STATEMENT OF OPERATIONS
Year ended December 31, 2000
Net sales                                                                  $       -    $ 486,031      $      -       $ 486,031
Cost of goods sold (exclusive of depreciation and amortization)                    -      251,368             -         251,368
                                                                          --------------------------------------------------------
  Gross profit                                                                     -      234,663             -         234,663

Selling, general and administrative                                           21,523      155,869             -         177,392
Depreciation and amortization                                                  1,100        9,203             -          10,303
Amortization of excess cost over net assets acquired                              (5)      13,030             -          13,025
Unusual charges                                                                1,298        1,066             -           2,364
                                                                          --------------------------------------------------------
  Income (loss) from operations                                              (23,916)      55,495             -          31,579

Interest income (expense), net                                                 3,379      (50,451)            -         (47,072)
Equity in earnings of subsidiaries                                             5,044            -        (5,044)              -
Income (loss) before taxes                                                   (15,493)       5,044        (5,044)        (15,493)

Benefit for income taxes                                                      (1,497)           -             -          (1,497)
                                                                          --------------------------------------------------------
Net income (loss)                                                          $ (13,996)   $   5,044      $ (5,044)      $ (13,996)
                                                                          ========================================================
STATEMENT OF CASH FLOWS
Year ended December 31, 2002

Cash flows from operating activities:
Net cash provided by (used in) operating activities                        $ (10,317)   $  57,851      $      -       $  47,534
                                                                          --------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                   (1,260)      (7,852)            -          (9,112)
  Acquisitions, net of cash acquired, and earnouts                                 -      (10,407)            -         (10,407)
  Dividend Distribution from HSC                                              34,052      (34,052)            -               -
  Proceeds from sale of certain assets, net of cash                                -        1,507             -           1,507
                                                                          --------------------------------------------------------
Net cash provided by (used in) investing activities                           32,792      (50,804)            -         (18,012)
                                                                          --------------------------------------------------------
Cash flows from financing activities: -
   Borrowings under revolving credit agreement                                46,975            -             -          46,975
   Repayments under revolving credit agreement                              (106,775)           -             -        (106,775)
   Proceeds from sale of Senior Notes                                        200,000            -             -         200,000
   Repayment and termination of bank loans                                  (153,587)           -             -        (153,587)
   Scheduled repayment of long-term debt                                           -      (11,306)            -         (11,306)
   Increase in financing costs                                                (9,831)           -             -          (9,831)
   Proceeds from issuance of Common Stock                                      3,918            -             -           3,918
   Repurchase of Outstanding Stock Options                                    (2,393)           -             -          (2,393)
                                                                          --------------------------------------------------------
Net cash used in financing activities                                        (21,693)     (11,306)            -         (32,999)
                                                                          --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             782       (4,259)            -          (3,477)
Cash and cash equivalents, beginning of period                                  (212)      10,255             -          10,043
                                                                          --------------------------------------------------------
Cash and cash equivalents, end of period                                       $ 570    $   5,996      $      -       $   6,566
                                                                          ========================================================


                                                                        Hanger
                                                                      Orthopedic
                                                                         Group
                                                                        (Parent        Guarantor     Consolidating   Consolidated
STATEMENTS OF CASH FLOWS                                                Company)      Subsidiaries    Adjustments       Totals
------------------------------------------------------------------    ----------      ------------   -------------   ------------
                                                                                          (in thousands)
                                                                      -----------------------------------------------------------
Year ended December 31, 2001

Cash flows from operating activities:
Net cash provided by operating activities                              $ 39,318       $ 11,848          $    -        $ 51,166
                                                                      -----------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                             (1,374)        (5,323)              -          (6,697)
   Acquisitions, net of cash acquired, and earnouts                           -         (8,277)              -          (8,277)
   Proceeds from sale of certain assets, net of cash                          -         16,079               -          16,079
                                                                      -----------------------------------------------------------
Net cash provided by (used in) investing activities                      (1,374)         2,479               -           1,105
                                                                      -----------------------------------------------------------
Cash flows from financing activities:
   Borrowings under revolving credit agreement                            6,000              -               -           6,000
   Repayments under revolving credit agreement                          (15,900)             -               -         (15,900)
   Repayment and termination of bank loans                              (38,163)             -               -         (38,163)
   Scheduled repayment of long-term debt                                      -        (13,912)              -         (13,912)
   Increase in financing costs                                           (1,172)             -               -          (1,172)
   Proceeds from issuance of Common Stock                                   250              -               -             250
                                                                      -----------------------------------------------------------
Net cash used in financing activities                                   (48,985)       (13,912)              -         (62,897)
                                                                      -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (11,041)           415               -         (10,626)
Cash and cash equivalents, beginning of period                           10,829          9,840               -          20,669
                                                                      -----------------------------------------------------------
Cash and cash equivalents, end of period                                 $ (212)      $ 10,255          $    -        $ 10,043
                                                                      ===========================================================
Year ended December 31, 2000

Cash flows from operating activities:
Net cash provided by (used in) operating activities                    $ (1,840)      $  5,447          $    -         $ 3,607
                                                                      -----------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                             (2,480)        (7,365)              -          (9,845)
   Acquisitions, net of cash acquired, and earnouts                           -         (9,958)              -          (9,958)
   Cash received pursuant to purchase price adjustment                        -         24,700               -          24,700
   Purchase of other intangible assets                                        -           (273)              -            (273)
                                                                      -----------------------------------------------------------
Net cash provided by (used in) investing activities                      (2,480)         7,104               -           4,624
                                                                      -----------------------------------------------------------
Cash flows from financing activities:
   Borrowings under revolving credit agreement                           54,300              -               -          54,300
   Repayments under revolving credit agreement                          (24,600)             -               -         (24,600)
   Repayment and termination of bank loans                               (8,250)             -               -          (8,250)
   Scheduled repayment of long-term debt                                      -        (13,521)              -         (13,521)
   Increase in financing costs                                           (1,226)             -               -          (1,226)
                                                                      -----------------------------------------------------------
Net cash provided by (used in) financing activities                      20,224        (13,521)              -           6,703
                                                                      -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     15,904           (970)              -          14,934
Cash and cash equivalents, beginning of period                           (5,075)        10,810               -           5,735
                                                                      -----------------------------------------------------------
Cash and cash equivalents, end of period                               $ 10,829       $  9,840          $    -        $ 20,669
                                                                      ===========================================================



                                         HANGER ORTHOPEDIC GROUP, INC.
                                SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                   BALANCE AT        CHARGED TO
                                                   BEGINNING         COSTS AND                       BALANCE AT
   YEAR              CLASSIFICATION                 OF YEAR           EXPENSES       WRITE OFFS      END OF YEAR
  ------            ----------------              ------------      ------------    ------------    -------------
                                                 (in thousands)
   2002    Allowance for doubtful accounts         $ 17,625           $ 19,738        $ 28,714         $  8,649
           Inventory reserves                      $    129           $      -        $     11         $    118

   2001    Allowance for doubtful accounts         $ 23,005           $ 21,961        $ 27,341         $ 17,625
           Inventory reserves                      $  2,398           $      -        $  2,269*        $    129

   2000    Allowance for doubtful accounts         $ 17,866           $ 23,620        $ 18,481         $ 23,005
           Inventory reserves                      $  2,281           $    120        $      3         $  2,398

* The decrease in the inventory reserves during 2001 was due to the Company's efforts to utilize and dispose of its excess inventory.