Form 10-K/A
period 2002-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2003-03-31
CIK 722723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        Amendment No. 1 to Annual Report on Form 10-K for the Year Ended
                               December 31, 2002

                          HANGER ORTHOPEDIC GROUP, INC.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                     1-10670                84-0904275
 ---------------------------   ----------------------    ----------------------
(State or other jurisdiction  (Commission File Number)      (IRS Employer
      of incorporation)                                  Identification Number)

     Two Bethesda Metro Center, Suite 1200
           Bethesda, Maryland                                    20814
---------------------------------------                       ------------
(Address of principal executive offices)                       (zip code)

       Registrant's telephone number, including area code: (301) 986-0701

The undersigned registrant hereby includes the following item of its Annual Report on Form 10-K for the year ended December 31, 2002, as set forth in the page attached hereto:

    Facing Page   Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HANGER ORTHOPEDIC GROUP, INC.

Date: March 31, 2003                By: /s/  Glenn M. Lohrmann
                                        ----------------------------------------
                                        Glenn M. Lohrmann
                                        Vice President, Secretary and Controller

                          HANGER ORTHOPEDIC GROUP, INC.

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

FACING PAGE

The facing page of the Company's 10-K as filed with the Securities and Exchange Commission on March 28, 2003, is amended to reflect that the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $287,213,355.