Form 10-Q
period 2003-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2003-05-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended       March 31, 2003
                                   ---------------------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                   --------------------   ----------------------

                         Commission file number 1-10670
                                               ---------------------------------

                          HANGER ORTHOPEDIC GROUP, INC.
              ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         84-0904275
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            Two Bethesda Metro Center, Suite 1200, Bethesda, MD  20814
         ---------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

              Registrant's telephone number, including area code:
                                 (301) 986-0701
              ---------------------------------------------------

              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes X No
                                                            ---   ---

     As of May 9, 2003, 20,685,268 shares of common stock, $.01 par value per share were outstanding.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - March 31, 2003
         (unaudited) and December 31, 2002                              1


Consolidated Statements of Operations for the Three
         Months Ended March 31, 2003 and 2002 (unaudited)               3

Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2003 and 2002 (unaudited)               4

Notes to Consolidated Financial Statements                              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           20


Item 3.   Quantitative and Qualitative Disclosures About Market Risk    27


Item 4.   Controls and Procedures                                       28



Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              29


SIGNATURES                                                              30

CERTIFICATIONS                                                          31

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
        (Dollars in thousands, except share and per share amounts)

                                                                  March 31,           December 31,
                                                                    2003                  2002
                                                                --------------       ----------------
                                                                 (unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $  13,679              $   6,566
  Accounts receivable, less allowances for doubtful accounts
     of $7,955 and $8,649 in 2003 and 2002, respectively              105,505                107,604
  Inventories                                                          55,283                 56,454
  Prepaid expenses, other assets, and income taxes receivable           6,236                 15,432
  Deferred income taxes                                                 6,586                  6,586
                                                                --------------       ----------------
     Total current assets                                             187,289                192,642
                                                                --------------       ----------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                  3,743                  3,743
  Buildings                                                             6,726                  6,715
  Machinery and equipment                                              17,480                 17,110
  Computer and software                                                19,608                 17,990
  Furniture and fixtures                                               10,479                 10,353
  Leasehold improvements                                               19,799                 18,671
                                                                --------------       ----------------
     Property, plant, and equipment, gross                             77,835                 74,582
  Less accumulated depreciation and amortization                       41,255                 39,036
                                                                --------------       ----------------
     Property, plant, and equipment, net                               36,580                 35,546
                                                                --------------       ----------------

INTANGIBLE ASSETS
  Excess cost over net assets acquired                                454,289                453,988
  Patents and other intangible assets, $10,232 and $10,232
     less accumulated amortization of $4,629 and $4,404
     in 2003 and 2002, respectively                                     5,604                  5,828
                                                                --------------       ----------------
     Total intangible assets                                          459,893                459,816
                                                                --------------       ----------------

OTHER ASSETS
  Debt issuance costs, net                                             13,146                 13,741
  Other assets                                                          9,454                 10,481
                                                                --------------       ----------------
     Total other assets                                                22,600                 24,222
                                                                --------------       ----------------

TOTAL ASSETS                                                        $ 706,362              $ 712,226
                                                                ==============       ================

             The accompanying notes are an integral part of the consolidated financial statements.


                              HANGER ORTHOPEDIC GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except share and per share amounts)

                                                                            March 31,           December 31,
                                                                               2003                  2002
                                                                          ---------------       ----------------
                                                                           (unaudited)
                 LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                         $   3,536              $   5,181
  Accounts payable                                                             11,559                 14,876
  Accrued expenses and income taxes payable                                     5,720                  5,460
  Accrued interest payable                                                      7,253                  7,507
  Accrued compensation related cost                                            19,639                 32,950
                                                                       ---------------       ----------------
      Total current liabilities                                                47,707                 65,974

LONG-TERM LIABILITES
  Long-term debt, less current portion                                        384,894                378,101
  Deferred income taxes                                                        22,965                 22,965
  Other liabilities                                                             1,331                  1,578
                                                                       ---------------       ----------------
      Total long-term liabilities                                             409,190                402,644
                                                                       ---------------       ----------------
      Total liabilities                                                       456,897                468,618
                                                                       ---------------       ----------------

PREFERRED STOCK
  7% Redeemable Convertible Preferred Stock, liquidation preference
      $1,000 per share                                                         77,298                 75,941
                                                                       ---------------       ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 60,000,000 shares authorized,
      20,549,435 shares and 20,277,180 shares issued and
      outstanding in 2003 and 2002, respectively                                  205                    203
  Additional paid-in capital                                                  150,664                150,287
  Retained earnings (accumulated deficit)                                      21,954                 17,833
                                                                       ---------------       ----------------
                                                                              172,823                168,323
  Treasury stock, cost (133,495 shares)                                          (656)                  (656)
                                                                       ---------------       ----------------
      Total shareholders' equity                                              172,167                167,667
                                                                       ---------------       ----------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                                                $ 706,362              $ 712,226
                                                                       ===============       ================

             The accompanying notes are an integral part of the consolidated financial statements.


                                        HANGER ORTHOPEDIC GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the Three Months Ended March 31,
                          (Dollars in thousands, except share and per share amounts)

                                                                              2003                       2002
                                                                          --------------            --------------
                                                                           (unaudited)
Net sales                                                                   $   126,128               $   123,510
Cost of goods sold (exclusive of depreciation and amortization)                  60,690                    59,537
                                                                          --------------            --------------
Gross profit                                                                     65,438                    63,973

Selling, general and administrative                                              44,766                    44,777
Depreciation and amortization                                                     2,453                     2,784
                                                                          --------------            --------------
Income from operations                                                           18,219                    16,412

Interest expense, net                                                             9,096                     9,079
Extinguishment of debt                                                                -                     4,686
                                                                          --------------            --------------
Income before taxes                                                               9,123                     2,647

Provision for income taxes                                                        3,645                     1,125
                                                                          --------------            --------------
Net income                                                                        5,478                     1,522

Preferred stock dividend and accretion                                            1,357                     1,266
                                                                          --------------            --------------
Net income applicable to common stock                                       $     4,121               $       256
                                                                          ==============            ==============

Basic Per Common Share Data
Net income applicable to common stock                                       $      0.20               $      0.01
                                                                          ==============            ==============
Shares used to compute basic per common share amounts                        20,408,262                19,137,586
                                                                          ==============            ==============

Diluted Per Common Share Data
Net income applicable to common stock                                       $      0.19               $      0.01
                                                                          ==============            ==============
Shares used to compute diluted per common share amounts                      21,990,343                21,642,231
                                                                          ==============            ==============

       The accompanying notes are an integral part of the consolidated financial statements.


                                             HANGER ORTHOPEDIC GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31,
                                               (Dollars in thousands)
                                                                                    2003                  2002
                                                                                ------------          ------------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net income                                                                      $ 5,478                $ 1,522
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Extinguishment of debt                                                                -                  4,686
  Loss on disposal of assets                                                            -                    413
  Provision for bad debts                                                           4,763                  5,158
  Depreciation and amortization                                                     2,453                  2,784
  Amortization of debt issuance costs                                                 595                    513
  Changes in assets and liabilities, net of effects of acquired companies:
     Accounts receivable                                                           (2,664)                (5,495)
     Inventories                                                                    1,171                  1,632
     Prepaid expenses, other assets, and income taxes receivable                   10,558                 (1,603)
     Other assets                                                                      73                   (181)
     Accounts payable                                                              (3,317)                (6,080)
     Accrued expenses, interest, and income taxes payable                          (1,355)                 5,734
     Accrued compensation related costs                                           (13,311)               (11,329)
     Other liabilities                                                               (247)                  (765)
                                                                                -----------           ------------
Net cash provided by (used in) operating activities                                 4,197                 (3,011)
                                                                                -----------           ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                        (3,303)                (1,626)
  Acquisitions and earouts                                                           (301)                (1,226)
  Proceeds from sale of certain assets                                                 41                  1,492
                                                                                -----------           ------------
Net cash used in investing activities                                              (3,563)                (1,360)
                                                                                -----------           ------------

Cash flows from financing activities:
  Borrowings under revolving credit agreement                                      16,000                      -
  Repayments under revolving credit agreement                                      (8,000)               (34,300)
  Proceeds from sale of Senior Notes                                                    -                200,000
  Repayment and termination of bank loans                                               -               (153,587)
  Scheduled repayment of long-term debt                                            (1,900)                (3,132)
  Increase in financing costs                                                           -                 (8,480)
  Proceeds from issuance of Common Stock                                              379                    729
                                                                                -----------           ------------
Net cash provided by financing activities                                           6,479                  1,230
                                                                                -----------           ------------

Increase (decrease) in cash and cash equivalents                                    7,113                 (3,141)
Cash and cash equivalents at beginning of year                                      6,566                 10,043
                                                                                -----------           ------------
Cash and cash equivalents at end of year                                         $ 13,679                $ 6,902
                                                                                ===========           ============

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

These financial statements should be read in conjunction with the financial statements of Hanger Orthopedic Group, Inc. (the "Company") and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.

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

Inventories

Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates in accordance with the provisions of Accounting Principles Board Opinion ("APB") 20.

Stock Based Compensation

At March 31, 2003, the Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees. Stock-based compensation is accounted for using the intrinsic-value-based method in accordance with APB 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense is reflected in net income (loss) as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                                 ----            ----
(In thousands, except per share amounts)

Net income applicable to common stock, as reported             $ 4,121          $   256
Deduct: total stock-based employee compensation
   expense determined under fair value method for all
   awards, net of related tax effects                             (638)            (628)
                                                             -----------     ------------
Pro forma net income (loss) applicable to common stock         $ 3,483          $  (372)
                                                             ===========     ============

Earnings (loss) per share:
   Basic - as reported                                         $  0.20          $  0.01
   Basic - pro forma                                           $  0.17          $ (0.02)
   Diluted - as reported                                       $  0.19          $  0.01
   Diluted - pro forma                                         $  0.16          $ (0.02)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                             Three Months Ended
                                  March 31,
                         ---------------------------
                             2003          2002
                             ----          ----
Expected term                   5             5
Volatility factor              74%           71%
Risk free interest rate       2.9%          5.8%
Dividend yield               0.00%         0.00%


For the quarters ended March 31, 2003 and 2002, the Company granted aggregate options to purchase 110,332 and 405,000 shares of the Company's common stock, respectively. The weighted average fair value of each option granted was $7.40 per share for 2003 and $6.80 per share for 2002.

Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The description of the Company's reportable segments and the disclosure of segment information pursuant to SFAS 131 are presented in Note I.

New Accounting Standards

In April 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as extraordinary items, unless they satisfied the criteria in Accounting Principles Board Opinion 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item has been reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions are to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. SFAS 145 was adopted by the Company on January 1, 2003 and resulted in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities are to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 has not had a material effect on the Company's financial statements.

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

In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's quarter ended March 31, 2003. The adoption of this statement had no material effect on the Company's financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the statements of cash flows:



                                                        Three Months Ended
                                                            March 31,
                                                    ----------------------------
(In thousands)                                          2003           2002
                                                        ----           ----

Cash paid (received) during the period for:
  Interest                                            $   8,778     $  11,286
  Income taxes                                        $  (8,122)    $     632

Non-cash financing and investing activities:
  Preferred stock dividends declared and accretion    $   1,357     $   1,266


NOTE D - ACQUISITIONS

The Company did not acquire any companies during the three months ended March 31, 2003 or 2002. In April 2003, the Company acquired one orthotic and prosthetic company.

In connection with the acquisition of NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P") in July 1999, the Company assumed responsibility for payments of earnouts and working capital provisions related to acquisitions made by NovaCare O&P prior to July 1, 1999. In connection with these agreements and the Company's acquisitions prior to 2001, the Company paid $0.3 million and $1.2 million in the three month periods ended March 31, 2003 and 2002, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $1.1 million related to earn-out provisions in future periods.

NOTE E - NET INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants, and redeemable convertible preferred stock and are calculated using the treasury stock method.

Income per share is computed as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
(In thousands, except share amounts)                                 2003               2002
                                                                     ----               ----
Net income                                                       $       5,478        $    1,522
Less preferred stock dividends declared and accretion                   (1,357)           (1,266)
                                                                ----------------     ------------
Net income available to common stockholders used to
  compute basic and diluted per common share amounts             $       4,121        $      256
                                                                ================     ============

Shares of common stock outstanding used to compute
    basic per common share amounts                                  20,408,262        19,137,586
Effect of dilutive options                                           1,582,081         2,361,525
Effect of dilutive warrants                                                  -           143,120
                                                                ----------------     ------------
Shares used to compute dilutive per common share
    amounts (1)                                                     21,990,343        21,642,231
                                                                ================     ============


(1) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into common stock as it is considered anti-dilutive.

Options to purchase 1,385,498 and 1,207,212 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and are not included in the computation of diluted income per share for the three months ended March 31, 2003 and 2002, as these options are anti-dilutive.

NOTE F - INVENTORY

Inventories consist of the following:

                             March 31,    December 31,
(In thousands)                 2003           2002
                               ----           ----

Raw materials                $ 25,628      $ 26,905
Work in process                19,719        19,719
Finished goods                  9,936         9,830
                            ----------    ----------
                             $ 55,283      $ 56,454
                            ==========    ==========

NOTE G - LONG TERM DEBT

Long-term debt consists of the following:

                                                                              March 31,        December 31,
(In thousands)                                                                  2003               2002
                                                                                ----               ----
Revolving Credit Facility                                                   $    23,000       $    15,000
10 3/8% Senior Notes due 2009 (1)                                               207,445           208,398
11 1/4% Senior Subordinated Notes due 2009                                      150,000           150,000
Subordinated seller notes, non-collateralized net of unamortized discount of $ 0.1 million with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates
   ranging from 6% to 12.287%, maturing through January 2009                      7,985             9,884
                                                                           ------------------------------------
                                                                                388,430           383,282
Less current portion                                                             (3,536)           (5,181)
                                                                           ------------------------------------
Total long-term debt                                                        $   384,894       $   378,101
                                                                           ====================================

(1) Includes $7.4 million and $8.4 million adjustments for March 31, 2003 and December 31, 2002, respectively, related to the interest rate swaps.

The previously existing Revolving Credit Facility, Tranche A Term Loan Commitment, and Tranche B Term Commitment outstanding as of December 31, 2001 were subsequently prepaid in full and the agreements were terminated on February 15, 2002.

As a result of retiring the previously existing indebtedness, the Company wrote off $4.7 million in unamortized debt issuance costs that had previously been included in Other Assets. These costs are included in Extinguishment of Debt for the three months ended March 31, 2002. As discussed in Note B, under "New Accounting Standards", this amount was previously reported as an extraordinary item, net of a tax benefit of $1.8 million. The gross amount has been reclassified to a non-operating item and the tax benefit has been reclassified into the provision for income taxes as a result of the Company's adoption of SFAS 145.

On February 15, 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes") and established a new $75.0 million senior secured revolving line of credit (the "New Revolving Credit Facility"). The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. The Company used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million from the New Revolving Credit Facility, to retire approximately $228.4 million of indebtedness outstanding under the Company's previously existing revolving credit and term loan facilities, plus related fees and expenses.

As of March 31, 2003, the Company had available borrowings of $52.0 million under the New Revolving Credit Facility.

On April 30, 2003, the total available borrowings under the New Revolving Credit Facility were increased from $75.0 million to $100.0 million and the administrative agent was changed from BNP Paribas to GE Capital Corporation.


NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a Supply Agreement with United States Manufacturing Company ("USMC"), under which it agreed to purchase certain products and components for use solely by the Company's patient-care centers during a five-year period following the date of the agreement. The Company satisfied its obligation to purchase from USMC at least $7.5 million of products and components during the first year following the date of the agreement. Accordingly, on November 1, 2002, the escrow agent released $1.0 million in escrowed funds to the Company for the satisfaction of such first-year purchase obligations.

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

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including claims related to alleged contingent additional payments under business purchase agreements. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. In connection with the provisions of FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has reviewed its existing contracts containing indemnification or clauses of guarantees. The Company does not believe that its obligation under such agreements will result in any material liability.

NOTE I - SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' EBITDA. EBITDA is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization and unusual charges. EBITDA, as used by management to evaluate segment performance, is not a measure of performance under GAAP. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

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

The accounting principles of the segments are the same as those described in the summary of "Significant Accounting Principles."

Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

                                           Patient-
                                             Care                           Other and
(In thousands)                              Centers        Distribution    Eliminations    Total
                                            -------        ------------    ------------    -----
Three Months Ended March 31, 2003
---------------------------------
Net sales
   Customers                               $ 118,110         $  8,018        $       -    $ 126,128
   Intersegment                                    -           13,941          (13,941)           -
EBITDA                                        23,236            2,563           (5,127)      20,672

Three Months Ended March 31, 2002
---------------------------------
Net sales
   Customers                               $ 116,947         $  6,563        $       -    $ 123,510
   Intersegment                                    -           12,399          (12,399)           -
EBITDA                                        22,603            1,146           (4,553)      19,196

"Other" EBITDA presented in the preceding table consists of corporate general and administrative expenses.

The following table reconciles EBITDA to consolidated net income:

                                      Three Months Ended
                                           March 31,
                                  ----------------------------
(In thousands)                       2003             2002
                                     ----             ----
EBITDA                              $ 20,672         $ 19,196
Depreciation and amortization          2,453            2,784
Interest expense, net                  9,096            9,079
Extinguishment of debt                     -            4,686
Provision for income taxes             3,645            1,125
                                  -----------       ----------
Net income                          $  5,478         $  1,522
                                  ===========       ==========

NOTE J - CONSOLIDATING FINANCIAL INFORMATION

The Company's Senior Notes and Senior Subordinated Notes are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of March 31, 2003 and December 31, 2002, and for the three month periods ended March 31, 2003 and 2002 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.

                                                                       Hanger
                                                                     Orthopedic
                                                                       Group
BALANCE SHEET - March 31, 2003                                        (Parent        Guarantor     Consolidating  Consolidated
(In thousands)                                                        Company)      Subsidiaries    Adjustments      Totals
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                             $   7,722      $   5,957      $        -       $  13,679
Accounts receivable                                                           -        105,505               -         105,505
Inventories                                                                   -         55,283               -          55,283
Prepaid expenses, other assets, and income taxes receivable                 841          5,395               -           6,236
Intercompany receivable                                                 506,921              -        (506,921)              -
Deferred income taxes                                                     6,586              -               -           6,586
                                                                ---------------------------------------------------------------
   Total current assets                                                 522,070        172,140        (506,921)        187,289

Property, plant and equipment, net                                        4,666         31,914               -          36,580
Intangible assets, net                                                        -        459,893               -         459,893
Investment in subsidiaries                                              121,820              -        (121,820)              -
Other assets                                                             20,836          1,764               -          22,600
                                                                ---------------------------------------------------------------
   Total assets                                                       $ 669,392      $ 665,711      $ (628,741)      $ 706,362
                                                                ===============================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                                     $       -      $   3,536      $        -       $   3,536
Accounts payable                                                            623         10,936               -          11,559
Accrued expenses and income taxes payable                                 7,611         (1,891)              -           5,720
Accrued interest payable                                                  7,055            198               -           7,253
Accrued compensation related cost                                         1,202         18,437               -          19,639
                                                                ---------------------------------------------------------------
   Total current liabilities                                             16,491         31,216               -          47,707

Long-term debt, less current portion                                    380,445          4,449               -         384,894
Deferred income taxes                                                    22,965              -               -          22,965
Intercompany Payable                                                          -        506,921        (506,921)              -
Other liabilities                                                            26          1,305               -           1,331
                                                                ---------------------------------------------------------------
   Total long-term liabilities                                          403,436        512,675        (506,921)        409,190
                                                                ---------------------------------------------------------------
   Total liabilities                                                    419,927        543,891        (506,921)        456,897
                                                                ---------------------------------------------------------------

Redeemable preferred stock                                               77,298              -               -          77,298
                                                                ---------------------------------------------------------------

Common stock                                                                205             35             (35)            205
Additional paid-in capital                                              150,664          7,462          (7,462)        150,664
Retained earnings                                                        21,954        114,863        (114,863)         21,954
Treasury stock                                                             (656)          (540)            540            (656)
                                                                ---------------------------------------------------------------
   Total shareholders' equity                                           172,167        121,820        (121,820)        172,167
                                                                ---------------------------------------------------------------
   Total liabilities, redeemable preferred stock,
      and shareholders' equity                                        $ 669,392      $ 665,711      $ (628,741)      $ 706,362
                                                                ===============================================================

                                                                       Hanger
                                                                     Orthopedic
                                                                       Group
BALANCE SHEET - December 31, 2002                                     (Parent        Guarantor     Consolidating  Consolidated
(In thousands)                                                        Company)      Subsidiaries    Adjustments      Totals
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $     570      $   5,996      $        -     $   6,566
Accounts receivable                                                            -        107,604               -       107,604
Inventories                                                                    -         56,454               -        56,454
Prepaid expenses, other assets, and income taxes receivable                8,865          6,567               -        15,432
Intercompany receivable                                                  513,802              -        (513,802)            -
Deferred income taxes                                                      6,586              -               -         6,586
                                                                  ------------------------------------------------------------
   Total current assets                                                  529,823        176,621        (513,802)      192,642

Property, plant and equipment, net                                         4,633         30,913               -        35,546
Intangible assets, net                                                         -        459,816               -       459,816
Investment in subsidiaries                                                98,258              -         (98,258)            -
Other assets                                                              22,465          1,757               -        24,222
                                                                  ------------------------------------------------------------
   Total assets                                                        $ 655,179      $ 669,107      $ (612,060)    $ 712,226
                                                                  ============================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                                      $       -      $   5,181      $        -     $   5,181
Accounts payable                                                             334         14,542               -        14,876
Accrued expenses                                                           4,446          1,014               -         5,460
Accrued interest payable                                                   7,340            167               -         7,507
Accrued compensation related cost                                          3,062         29,888               -        32,950
                                                                  ------------------------------------------------------------
   Total current liabilities                                              15,182         50,792               -        65,974

Long-term debt, less current portion                                     373,398          4,703               -       378,101
Deferred income taxes                                                     22,965              -               -        22,965
Intercompany payable                                                           -        513,802        (513,802)            -
Other liabilities                                                             26          1,552               -         1,578
                                                                  ------------------------------------------------------------
   Total long-term liabilities                                           396,389        520,057        (513,802)      402,644
                                                                  ------------------------------------------------------------
   Total liabilities                                                     411,571        570,849        (513,802)      468,618
                                                                  ------------------------------------------------------------

Redeemable preferred stock                                                75,941              -               -        75,941
                                                                  ------------------------------------------------------------

Common stock                                                                 203             35             (35)          203
Additional paid-in capital                                               150,287          7,460          (7,460)      150,287
Retained earnings (accumulated deficit)                                   17,833         91,303         (91,303)       17,833
Treasury stock                                                              (656)          (540)            540          (656)
                                                                  ------------------------------------------------------------
   Total shareholders' equity                                            167,667         98,258         (98,258)      167,667
                                                                  ------------------------------------------------------------
   Total liabilities, redeemable preferred stock,
      and shareholders' equity                                         $ 655,179      $ 669,107      $ (612,060)    $ 712,226
                                                                  ============================================================


                                                                   Hanger
                                                                 Orthopedic
STATEMENT OF OPERATIONS                                            Group
Three Months Ended March 31, 2003                                 (Parent      Guarantor      Consolidating  Consolidated
(In thousands)                                                    Company)    Subsidiaries     Adjustments      Totals
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $      -     $ 126,128        $       -      $ 126,128
Cost of goods sold (exclusive of depreciation
and amortization)                                                         -        60,690                -         60,690
                                                             -------------------------------------------------------------
   Gross profit                                                           -        65,438                -         65,438

Selling, general and administrative                                   5,127        39,639                -         44,766
Depreciation and amortization                                           357         2,096                -          2,453
                                                             -------------------------------------------------------------
   Income from operations                                            (5,484)       23,703                -         18,219

Interest expense, net                                                 8,953           143                -          9,096
Equity in earnings of subsidiaries                                   23,560             -          (23,560)             -
                                                             -------------------------------------------------------------
   Income before taxes                                                9,123        23,560          (23,560)         9,123

Provision for income taxes                                            3,645             -                -          3,645
                                                             -------------------------------------------------------------
   Net income                                                      $  5,478     $  23,560        $ (23,560)     $   5,478
                                                             =============================================================

STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003
(In thousands)

Cash flows provided by (used in) operating activities              $ 22,723     $   5,034        $ (23,560)     $   4,197
Cash flows used in investing activities
   Purchase of property, plant and equipment                           (390)       (2,913)               -         (3,303)
   Acquisitions and earnouts                                              -          (301)               -           (301)
   Investment in subsidiaries                                       (23,560)            -           23,560              -
   Proceeds from sale of certain assets                                   -            41                -             41
                                                             -------------------------------------------------------------
Net cash provided by (used in) investing activities                 (23,950)       (3,173)          23,560         (3,563)
                                                             -------------------------------------------------------------
Cash flows provided by (used in) financing activities
   Borrowings under revolving credit agreement                       16,000             -                -         16,000
   Repayments under revolving credit agreement                       (8,000)            -                -         (8,000)
   Scheduled repayment of long-term debt                                  -        (1,900)               -         (1,900)
   Proceeds from issuance of common stock                               379             -                -            379
                                                             -------------------------------------------------------------
Net cash provided by (used in) financing activities                   8,379        (1,900)               -          6,479
                                                             -------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  7,152           (39)               -          7,113
Cash and cash equivalents, beginning of period                          570         5,996                -          6,566
                                                             -------------------------------------------------------------
Cash and cash equivalents, end of period                           $  7,722     $   5,957        $       -      $  13,679
                                                             =============================================================


                                                                   Hanger
                                                                 Orthopedic
STATEMENT OF OPERATIONS                                            Group
Three Months Ended March 31, 2002                                 (Parent      Guarantor      Consolidating  Consolidated
(In thousands)                                                    Company)    Subsidiaries     Adjustments      Totals
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $     -       $ 123,510        $      -       $ 123,510
Cost of goods sold (exclusive of depreciation
and amortization)                                                      -          59,537               -          59,537
                                                          ---------------------------------------------------------------
   Gross profit                                                        -          63,973               -          63,973

Selling, general and administrative                                4,553          40,224               -          44,777
Depreciation and amortization                                        335           2,449               -           2,784
                                                          ---------------------------------------------------------------
   Income from operations                                         (4,888)         21,300               -          16,412

Interest expense (income), net                                    (3,396)         12,475               -           9,079
Extinguishment of debt                                             4,686               -               -           4,686
Equity in earnings of subsidiaries                                 8,825               -          (8,825)              -
                                                          ---------------------------------------------------------------
   Income before taxes                                             2,647           8,825          (8,825)          2,647

Provision for income taxes                                         1,125               -               -           1,125
                                                          ---------------------------------------------------------------
   Net income                                                    $ 1,522       $   8,825        $ (8,825)      $   1,522
                                                          ===============================================================

STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002
(In thousands)

Cash flows provided by (used in) operating activities            $ 3,631       $   2,183        $ (8,825)      $  (3,011)
Cash flows used in investing activities
   Purchase of property, plant and equipment                        (116)         (1,510)              -          (1,626)
   Acquisitions and earnouts                                           -          (1,226)              -          (1,226)
   Investment in subsidiaries                                     (8,825)              -           8,825               -
   Proceeds from sale of certain assets                                -           1,492               -           1,492
                                                          ---------------------------------------------------------------
Net cash provided by (used in) investing activities               (8,941)         (1,244)          8,825          (1,360)
                                                          ---------------------------------------------------------------
Cash flows provided by (used in) financing activities
   Repayments under revolving credit agreement                   (34,300)              -               -         (34,300)
   Proceeds from sale of senior notes                            200,000               -               -         200,000
   Repayment and termination of bank loans                      (153,587)              -               -        (153,587)
   Scheduled repayment of long-term debt                               -          (3,132)              -          (3,132)
   Increase in financing costs                                    (8,480)              -               -          (8,480)
   Proceeds from issuance of common stock                            729               -               -             729
                                                          ---------------------------------------------------------------
Net cash provided by (used in) financing activities                4,362          (3,132)              -           1,230
                                                          ---------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (948)         (2,193)              -          (3,141)
Cash and cash equivalents, beginning of period                      (212)         10,255               -          10,043
                                                          ---------------------------------------------------------------
Cash and cash equivalents, end of period                         $(1,160)      $   8,062        $      -       $   6,902
                                                          ===============================================================


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated certain items of the Company's Statements of Operations and their percentage of the Company's net sales:

                                                 Three Months Ended
                                                      March 31,
                                             ---------------------------
                                                 2003           2002
                                                 ----           ----
Net sales                                       100.0 %         100.0 %
Cost of goods sold                               48.1            48.2
Gross profit                                     51.9            51.8
Selling, general and administrative              35.6            36.2
Depreciation and amortization                     1.9             2.3
Income from operations                           14.4            13.3
Interest expense, net                             7.2             7.4
Extinguishment of debt                              -             3.8
Income before taxes                               7.2             2.1
Provision for income taxes                        2.9             0.9
Net income                                        4.3             1.2


Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Sales. Net sales for the quarter ended March 31, 2003 were $126.1 million, an increase of $2.6 million, or 2.1%, versus net sales of $123.5 million for the quarter ended March 31, 2002. The sales growth was primarily the result of a 1.0% increase in sales in the Company's O&P patient-care practices and a 22.2% increase in outside sales of the distribution segment.

Gross Profit. Gross profit for the quarter ended March 31, 2003 was $65.4 million, an increase of approximately $1.4 million, or 2.3%, versus $64.0 million for the quarter ended March 31, 2002. Gross profit as a percentage of net sales for the first quarter of 2003 increased slightly to 51.9% from 51.8% for the first quarter of 2002. The improvement in gross profit, in both dollars and as a percentage of net sales, was due to a reduction in material costs.

Selling, General and Administrative. Selling, general and administrative expenses in the quarter ended March 31, 2003 remained relatively constant compared to the same quarter in 2002. However, due to the increased net sales, these expenses as a percentage of net sales dropped by 0.6 percentage points.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2003 was $2.5 million versus $2.8 million for the three months ended March 31, 2002.

Income from Operations. Principally as a result of the above, income from operations for the quarter ended March 31, 2003 was $18.2 million, an increase of $1.8 million, or 11.0%, compared to the quarter ended March 31, 2002. Income from operations, as a percentage of net sales, increased by 1.1 percentage points to 14.4% of net sales in the first quarter of 2003 versus 13.3% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the first quarter of 2003 remained constant compared to the same quarter in 2002.

Extinguishment of Debt. There were no charges for the extinguishment of debt in the three months ended March 31, 2003. Extinguishment of debt was $4.7 million in the three months ended March 31, 2002. In 2002, the extinguishment of debt was reported as an extraordinary item, net of a tax benefit of $1.8 million. The gross amount of this charge has been reclassified to a non-operating item as a result of our adoption of Statement of Financial Accounting Standards 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections which is explained further under "New Accounting Pronouncements" below.

Income Taxes. The provision for income taxes for the three months ended March 31, 2003 was $3.6 million compared to $1.1 million for the three months March 31, 2002. The change in the income tax provision was due to the Company's increased profitability and increased income before taxes because there was no benefit related to the extinguishment of debt in the three months ended March 31, 2003.

Net Income. As a result of the above, we recorded net income of $5.5 million for the three months ended March 31, 2003, an improvement of $4.0 million over the three months ended March 31, 2002.

Financial Condition, Liquidity, and Capital Resources

Our working capital at March 31, 2003 was $139.6 million compared to $126.7 million at December 31, 2002. While current assets decreased by $5.4 million, current liabilities decreased by a larger amount, $18.3 million. The decline in current liabilities was due principally to decreased obligations related to accrued compensation costs. Our cash and cash equivalents amounted to $13.7 million at March 31, 2003, and $6.6 million at December 31, 2002. The ratio of current assets to current liabilities increased to 3.9 to 1 at March 31, 2003, compared to 2.9 to 1 at December 31, 2002. Available cash under our Revolving Credit Facility decreased to $52.0 million at March 31, 2003 compared to $60.0 million at December 31, 2002 as the Company drew an additional $8 million, net of expenses, to help fund the year-end practitioner bonus payout in March 2003.

Net cash provided by operating activities for the three months ended March 31, 2003 was $4.2 million, compared to net cash used in operating activities of $3.0 million in the three months ended March 31, 2002. The increase was primarily due to the receipt of an $8.4 million income tax receivable which was outstanding at December 31, 2002.

Net cash used in investing activities was $3.6 million for the three months ended March 31, 2003, versus $1.4 million for the same period in the prior year. The increase in net cash used was primarily due to capitalization of internal use software and continuing leasehold improvements.

Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2003. The increase in cash provided by financing activities was primarily due to the net increase in borrowings under the Revolving Credit Facility of $8.0 million.

On February 15, 2002, we received $200.0 million in proceeds from the sale of 10 3/8% Senior Notes due 2009 ("Senior Notes") in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. We also closed, concurrent with the sale of Senior Notes, a new $75.0 million senior secured revolving line of credit ("New Revolving Credit Facility"). The proceeds from the sale of Senior Notes and the New Revolving Credit Facility were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the New Revolving Credit Facility.

On April 30, 2003, the total available borrowings under the New Revolving Credit Facility were increased from $75.0 million to $100.0 million and the administrative agent was changed from BNP Paribas to GE Capital Corporation.

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

New Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as extraordinary items, unless they satisfy the criteria in Accounting Principles Board Opinion 30 ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item has been reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions are to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. SFAS 145 was adopted by us on January 1, 2003 and resulted in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities are to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 has not had a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement 123 ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We continue to use the intrinsic-value-based method of accounting for stock-based employee compensation as prescribed by APB Opinion 25. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 as of December 31, 2002. The adoption had no material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for our quarter ended March 31, 2003. The adoption had no material impact on our financial statements.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting principles are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     o Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Subsequent to billing for our devices and services, disallowed sales may result if there are problems with pre-authorization or with other insurance coverage issues with third party payers. If these problems occur, they are recognized as reductions in sales. Other revenue may be uncollectible, even if properly pre-authorized and billed. In the cases when valid revenue cannot be collected, a bad debt expense is recognized. In addition to the actual bad debt expense encountered during collection activities, we estimate the amount of potential bad debt expense that may occur in the future as we collect our receivables. This estimate is based upon our historical experience as well as a detailed review of our receivable balances.

     o Inventories: Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In 2001, a favorable adjustment was made in the fourth quarter as a result of completing the physical inventory. In 2002, virtually no adjustment was required in the fourth quarter as we were more accurately estimating our cost of goods sold throughout the year. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price.

     o Intangible Assets: Excess cost over net assets acquired ("Goodwill") represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess Goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually as required by SFAS 142. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We completed the annual impairment test as of October 1, 2002, which did not result in the impairment of Goodwill. This assessment included assumptions regarding estimated future cash flows, discount rates and other factors.

          Non-compete agreements are recorded based on the terms of the agreements we have entered into and are amortized over their terms ranging from 5 to 7 years using the straight-line method. Other definite-lived intangible assets are recorded at cost and are amortized over their estimated useful lives of up to 16 years using the straight-line method. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

     o Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets, in accordance with SFAS 109, if it is more likely than not the assets will be realized in future years.


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

Other

Inflation has not had a significant effect on our operations, as increased costs generally have been offset by increased prices of products and services sold. We primarily provide customized devices and services throughout the United States and are reimbursed, in large part, by the patients' third-party insurers or governmentally-funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of the insurers of our patients and future legislation and regulatory actions.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues and operations. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently or newly acquired O&P patient-care practices, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, subordinated seller notes, and outstanding 7% Redeemable Convertible Preferred Stock. We do not have cash flow exposure to changing interest rates on these obligations because the interest and dividend rates of these securities are fixed. However, as discussed below, we entered into two fixed-to-floating interest rate swaps, in connection with the sale of our Senior Notes, whereby the aggregate notional amount of the swaps equaled one-half of the principal amount of the Senior Notes.

We have a $75 million Revolving Credit Facility, with an outstanding balance of $23.0 million at March 31, 2003, as discussed in Note G to Hanger's Consolidated Financial Statements ("Note G"). The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. We address this risk by using interest rate swaps from time to time. In March 2002, we entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100 million in connection with the sale of our Senior Notes, as discussed in Note G. Variable rate debt and fixed-to-floating interest rate swaps subject us to cash flow exposure resulting from changing interest rates, as illustrated in the table below.

Presented below is an analysis as of March 31, 2003 of our financial instruments that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the Senior Notes, as affected by the related fixed-to-floating interest rate swaps, and the outstanding balance under the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.


                                        Annual Interest Expense        No Change       Annual Interest Expense
                                        Given an Interest Rate        in Interest      Given an Interest Rate
         Cash Flow Risk               Decrease of X Basis Points         Rates       Increase of X Basis Points
---------------------------------- -------------------------------- -------------- -------------------------------
(In thousands)                       (150 BPS)  (100 BPS)  (50 BPS)   Fair Value     50 BPS    100 BPS   150 BPS
                                   ------------ ---------  -------- -------------- ---------- --------- ----------

Senior Notes (as affected by
   related interest-rate swaps)       $ 15,093  $ 15,593   $ 16,093      $ 16,593   $ 17,093  $ 17,593  $ 18,093
Revolving Credit Facility                  637       752        867           982      1,097     1,212     1,327
                                    ------------------------------------------------------------------------------

                                      $ 15,730  $ 16,345   $ 16,960      $ 17,575   $ 18,190  $ 18,805  $ 19,420
                                    ==============================================================================

ITEM 4:  Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION
--------------------------

ITEM 6:   Exhibits and Reports on Form 8-K

          Exhibits and Reports on Form 8-K

          (a)  Exhibits. The following exhibits are filed herewith:

               Exhibit No. Document

               99.1 Written Statement of the Chief Executive Officer Pursuant to
                    18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Written Statement of the Chief Financial Officer Pursuant to
                    18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Forms 8-K. No Current Report on Form 8-K was filed during the quarter ended March 31, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HANGER ORTHOPEDIC GROUP, INC.



Dated:  May 13, 2003                        /s/ Ivan R. Sabel
                                            ------------------------------------
                                            Ivan R. Sabel, CPO
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated:  May 13, 2003                        /s/ George E. McHenry
                                            ------------------------------------
                                            George E. McHenry
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Dated:  May 13, 2003                        /s/ Glenn M. Lohrmann
                                            ------------------------------------
                                            Glenn M. Lohrmann
                                            Controller
                                            (Chief Accounting Officer)

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

Date:    May 13, 2003                       /s/ Ivan R. Sabel
                                            ------------------------------------
                                            Ivan R. Sabel, CPO
                                            Chairman and Chief Executive Officer

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

Date:    May 13, 2003                       /s/ George E. McHenry
                                            ------------------------------------
                                            George E. McHenry
                                            Chief Financial Officer