Form 10-Q
period 2003-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2003-08-12
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003

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

            Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
            ---------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

              Registrant's telephone number, including area code:
              ---------------------------------------------------
                                 (301) 986-0701


Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes X No__

     As of August 11, 2003, 20,715,874 shares of common stock, $.01 par value per share were outstanding.

                          HANGER ORTHOPEDIC GROUP, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 2003 and December 31,
           2002                                                                1

          Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2003 and 2002                                 3

          Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2003 and 2002                                 4

Notes to Consolidated Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          31

Item 4.   Controls and Procedures                                             32


Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 33

Item 5.   Other Information                                                   34

Item 6.   Exhibits and Reports on Form 8-K                                    34

SIGNATURES                                                                    35

Exhibit Index                                                                 36

Exhibits                                                                      37

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                       June 30,     December 31,
                                                         2003           2002
                                                      ----------    ------------
                                                      (unaudited)   (unaudited)
                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $  4,520      $  6,566
   Accounts receivable, less allowances for
    doubtful accounts of  $8,456 and $8,649 in
    2003 and 2002, respectively                         111,060       107,604
   Inventories                                           58,256        56,454
   Prepaid expenses, other assets and income
    taxes receivable                                      6,247        15,432
   Deferred income taxes                                  6,767         6,586
                                                       --------      --------
       Total current assets
                                                        186,850       192,642
                                                       --------      --------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                   3,668         3,743
   Buildings                                              6,526         6,715
   Machinery and equipment                               17,958        17,110
   Computer and software                                 20,856        17,990
   Furniture and fixtures                                12,014        10,353
   Leasehold improvements                                21,426        18,671
                                                       --------      --------
       Property, plant and equipment, gross
                                                         82,448        74,582

   Less accumulated depreciation and amortization        43,575        39,036
                                                       --------      --------
       Property, plant and equipment, net                38,873        35,546
                                                       --------      --------

INTANGIBLE ASSETS
   Excess cost over net assets acquired                 459,533       453,988
   Patents and other intangible assets, $10,232 and
    $10,232 less accumulated amortization of $4,849
    and $4,404 in 2003 and 2002, respectively             5,383         5,828
                                                       --------      --------
       Total intangible assets                          464,916       459,816
                                                       --------      --------

OTHER ASSETS
   Debt issuance costs, net                              13,540        13,741
   Other assets                                          12,626        10,481
                                                       --------      --------
       Total other assets                                26,166        24,222
                                                       --------      --------

TOTAL ASSETS                                           $716,805      $712,226
                                                       ========      ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                       June 30,     December 31,
                                                         2003           2002
                                                      ----------    ------------
                                                      (unaudited)   (unaudited)
    LIABILITIES, REDEEMABLE PREFERRED
     STOCK  AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                   $   2,715     $   5,181
   Accounts payable                                       12,605        14,876
   Accrued expenses                                        4,793         5,460
   Accrued interest payable                                7,226         7,507
   Accrued compensation related cost                      21,555        32,950
   Income taxes payable                                    3,642          --
                                                       ---------     ---------
       Total current liabilities                          52,536        65,974

LONG-TERM LIABILITIES
   Long-term debt, less current portion                  376,894       378,101
   Deferred income taxes                                  26,698        22,965
   Other liabilities                                       1,599         1,578
                                                       ---------     ---------
       Total long-term liabilities                       405,191       402,644
                                                       ---------     ---------
       Total liabilities                                 457,727       468,618
                                                       ---------     ---------

REDEEMABLE PREFERRED STOCK
   7% Redeemable Convertible Preferred Stock,
    liquidation preference $1,000 per share               78,679        75,941
                                                       ---------     ---------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 60,000,000 shares
    authorized, 20,652,910 shares and 20,277,180
    shares issued and outstanding in 2003 and 2002,
    respectively                                             207           203
   Additional paid-in capital                            151,037       150,287
   Unearned compensation                                    (115)         --
   Retained earnings                                      29,926        17,833
                                                       ---------     ---------
                                                         181,055       168,323
   Treasury stock, cost (133,495 shares)                    (656)         (656)
                                                       ---------     ---------
       Total shareholders' equity                        180,399       167,667
                                                       ---------     ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY                              $ 716,805     $ 712,226
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

                                           Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                         -----------------------   -----------------------
                                            2003         2002         2003         2002
                                         ----------   ----------   ----------   ----------
                                               (unaudited)               (unaudited)

Net sales                                $  138,936   $  133,056   $  265,064   $  256,566
Cost of goods sold (exclusive of
 depreciation and amortization)              65,416       63,189      126,106      122,726
                                         ----------   ----------   ----------   ----------
Gross profit                                 73,520       69,867      138,958      133,840

Selling, general and administrative          45,712       44,691       90,478       89,468
Depreciation and amortization                 2,620        2,294        5,073        5,078
                                         ----------   ----------   ----------   ----------
Income from operations                       25,188       22,882       43,407       39,294

Interest expense, net                         9,354        9,977       18,450       19,056
Extinguishment of debt                         --           --           --          4,686
                                         ----------   ----------   ----------   ----------
Income before taxes                          15,834       12,905       24,957       15,552

Provision for income taxes                    6,481        5,234       10,126        6,359
                                         ----------   ----------   ----------   ----------
Net income                                    9,353        7,671       14,831        9,193

Preferred stock dividend and accretion        1,381        1,291        2,738        2,557
                                         ----------   ----------   ----------   ----------
Net income applicable to common stock    $    7,972   $    6,380   $   12,093   $    6,636
                                         ==========   ==========   ==========   ==========

Basic Per Common Share Data
---------------------------
Net income                               $     0.39   $     0.33   $     0.59   $     0.35
                                         ==========   ==========   ==========   ==========
Shares used to compute basic per
 common share amounts                    20,572,473   19,336,954   20,582,064   19,221,865
                                         ==========   ==========   ==========   ==========

Diluted Per Common Share Data
-----------------------------
Net income                               $     0.35   $     0.29   $     0.55   $     0.31
                                         ==========   ==========   ==========   ==========
Shares used to compute diluted per
 common share amounts                    26,844,609   22,013,471   26,804,325   21,669,180
                                         ==========   ==========   ==========   ==========

                        The accompanying notes are an integral part
                         of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                             (Dollars in thousands)
                                                            2003         2002
                                                         ----------   ----------
                                                               (unaudited)
Cash flows from operating activities:
      Net income                                         $  14,831    $   9,193

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Extinguishment of debt                                     --          4,686
   (Gain) loss on disposal of assets                          (109)         557
   Provision for obsolete inventory                             60         --
   Provision for bad debts                                  10,406       10,725
   Depreciation and amortization                             5,073        5,078
   Amortization of debt issuance costs                       1,256        1,099
   Deferred income taxes                                     3,552         --
   Changes in assets and liabilities, net of
    effects of acquired companies:
      Accounts receivable                                  (13,018)     (12,681)
      Inventories                                           (1,815)       3,397
      Prepaid expenses, other assets, and income
       taxes receivable                                     (1,195)      (3,445)
      Other assets                                              35         (180)
      Accounts payable                                      (2,377)     (12,374)
      Accrued expenses, interest, and income
       taxes payable                                        13,062       17,468
      Accrued compensation related costs                   (11,413)      (6,368)
      Other liabilities                                         19       (1,159)
                                                         ---------    ---------
Net cash provided by operating activities                   18,367       15,996
                                                         ---------    ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                (8,166)      (3,936)
   Acquisitions and earnouts                                (3,780)      (2,952)
   Proceeds from sale of certain assets                        358        1,492
                                                         ---------    ---------
Net cash used in investing activities                      (11,588)      (5,396)
                                                         ---------    ---------

Cash flows from financing activities:
   Borrowings under revolving credit agreement              18,000       43,975
   Repayments under revolving credit agreement             (23,000)     (82,775)
   Proceeds from sale of Senior Notes                         --        200,000
   Repayment and termination of bank loans                    --       (153,587)
   Scheduled repayment of long-term debt                    (3,410)      (5,619)
   Increase in financing costs                              (1,054)      (9,487)
   Proceeds from issuance of Common Stock                      639        2,051
                                                         ---------    ---------
Net cash used in financing activities                       (8,825)      (5,442)
                                                         ---------    ---------

(Decrease) increase in cash and cash equivalents            (2,046)       5,158
Cash and cash equivalents at beginning of period             6,566       10,043
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   4,520    $  15,201
                                                         =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          HANGER ORTHOPEDIC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting solely of normal recurring adjustments) for a fair presentation of the financial statements have been included. Certain reclassifications of the prior year's data have been made to improve comparability. Approximately $1.9 million in medical benefits for the quarter and six month period ended June 30, 2002 were reclassed from Selling, General and Administrative expenses to Cost of Goods Sold to conform to the current year presentation.

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

Inventories

Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. At its Patient-Care Centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 20, Accounting Changes. At its Distribution segment, a perpetual inventory is maintained.

Stock Based Compensation

At June 30, 2003, the Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees. Stock-based compensation is accounted for using the intrinsic-value-based method in accordance with APB No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation expense is reflected in net income as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation:

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                        -----------------------   ------------------------
                                                           2003         2002          2003         2002
(In thousands, except per share amounts)

Net income applicable to common stock, as reported      $   7,972    $   6,380    $   12,093    $   6,636
Deduct:  total stock-based employee compensation
 expense determined under fair value method for
 all awards, net of related tax effects                      (730)        (733)       (1,368)      (1,361)
                                                        ---------    ---------    ----------    ---------
Pro forma net income applicable to common stock         $   7,242    $   5,647    $   10,725    $   5,275
                                                        =========    =========    ==========    =========

Earnings per share:
   Basic - as reported                                  $    0.39    $    0.33    $     0.59    $    0.35
   Basic - pro forma                                    $    0.35    $    0.29    $     0.52    $    0.27
   Diluted - as reported                                $    0.35    $    0.29    $     0.55    $    0.31
   Diluted - pro forma                                  $    0.32    $    0.26    $     0.50    $    0.24


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                   -------------------       -------------------
                                     2003       2002           2003       2002
                                   --------   --------       --------   --------
Expected term                          5%         5%             5%         5%
Volatility factor                     77%        71%            77%        71%
Risk free interest rate              2.6%       5.8%           2.7%       5.8%
Dividend yield                      0.00%      0.00%          0.00%      0.00%

For the quarters ended June 30, 2003 and 2002, the Company granted aggregate options to purchase 32,140 and 229,998 shares of the Company's common stock, respectively. The Company granted aggregate options to purchase 142,472 and 634,998 shares of the Company's common stock during the six month periods ended June 30, 2003 and 2002, respectively. The weighted average fair value of each option granted was $7.14 per share for 2003 and $6.80 per share for 2002.

During the quarter ended June 30, 2003 the Company granted 10,280 shares of the Company's common stock to certain directors, subject to various restrictions. No such shares were granted in 2002. The market value of the restricted shares at the date of grant will be amortized to expense ratably over the restriction period.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments. The description of the Company's reportable segments and the disclosure of segment information pursuant to SFAS 131 are presented in Note I.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as extraordinary items, unless they satisfied the criteria in APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item has been reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions are to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. SFAS 145 was adopted by the Company on January 1, 2003 and resulted in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities are to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 has not had a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 identifies three classes of financial instruments that require reclassification from equity to liabilities and their measurement at fair value. SFAS 150 is applicable to financial instruments entered into or modified subsequent to May 31, 2003 and to all financial instruments at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS 150 as of July 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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


NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the consolidated statements of cash flows:

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
(In thousands)                                              2003         2002
                                                         ---------    ---------
Cash paid (received) during the period for:
   Interest                                              $ 18,593     $ 21,568
   Income taxes                                          $ (7,472)    $    916

Non-cash financing and investing activities:
   Preferred stock dividends declared and accretion      $  2,738     $  2,557



NOTE D - ACQUISITIONS

During the three months ended June 30, 2003, the Company acquired two orthotic and prosthetic companies. The Company did not acquire any companies during the three months ended June 30, 2002.

In connection with the acquisition of NovaCare Orthotics & Prosthetics, Inc. ("NovaCare O&P") in July 1999, the Company assumed responsibility for payments of earnouts and working capital provisions related to acquisitions made by NovaCare O&P prior to July 1, 1999.

In connection with earnout agreements relating to the Company's acquisitions, the Company paid $0.4 million and $3.0 million in the six month periods ended June 30, 2003 and 2002, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $2.4 million related to earn-out provisions in future periods.

The activity related to goodwill for the six month period ended June 30, 2003 is as follows (in thousands:

Balance at December 31, 2002                            $  453,988
   Additions due to acquisitions                             5,119
   Additions due to earnouts                                   426
                                                        ----------
Balance at June 30, 2003                                $  459,533
                                                        ==========


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

Income per share is computed as follows:

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                              ------------------------    ------------------------
(In thousands, except share amounts)             2003          2002          2003          2002
                                              ----------    ----------    ----------    ----------

Net income                                    $    9,353    $    7,671    $   14,831    $    9,193
Less preferred stock dividends
 declared and accretion                           (1,381)       (1,291)       (2,738)       (2,557)
                                              ----------    ----------    ----------    ----------
Net income available to common
 stockholders used to compute basic
 per common share amounts                          7,972         6,380        12,093         6,636
Plus preferred stock dividends declared
 and accretion (b)                                 1,381          --           2,738          --
                                              ----------    ----------    ----------    ----------
Net income used to compute diluted per
 common share amounts                         $    9,353    $    6,380    $   14,831    $    6,636
                                              ==========    ==========    ==========    ==========

Shares of common stock outstanding used
 to compute basic per common share amounts    20,572,473    19,336,954    20,582,064    19,221,865
Effect of dilutive options                     1,503,710     2,452,016     1,453,835     2,252,874
Effect of dilutive warrants                         --         224,501          --         194,441
Effect of dilutive preferred shares            4,768,426           (a)     4,768,426           (a)
                                              ----------    ----------    ----------    ----------
Shares used to compute dilutive per
 common share amounts                         26,844,609    22,013,471    26,804,325    21,669,180
                                              ==========    ==========    ==========    ==========

(a) Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into common stock as it is considered anti-dilutive.

(b) During the three months ended June 30, 2003 it became more dilutive to net income per common share to convert the Company's outstanding preferred stock to common stock. Therefore, the preferred stock dividends declared and accretion were not included in the computation of diluted per common share data for the three and six month periods ended June 30, 2003.


Options to purchase 1,570,322 and 980,797 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, and are not included in the computation of diluted income per share for the three month periods ended June 30, 2003 and 2002, respectively, as these options are anti-dilutive. Options to purchase 1,382,998 and 1,069,165 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, and are not included in the computation of diluted income per share for the six month periods ended June 30, 2003 and 2002, respectively, as these options are anti-dilutive.

NOTE F - INVENTORY

Inventories consist of the following:

                                       June 30,       December 31,
          (In thousands)                 2003             2002
                                       --------       ------------

          Raw materials                 $27,890          $26,905
          Work in process                19,719           19,719
          Finished goods                 10,647            9,830
                                        -------          -------
                                        $58,256          $56,454
                                        =======          =======


NOTE G - LONG TERM DEBT

Long-term debt consists of the following:

                                                      June 30,      December 31,
(In thousands)                                          2003            2002
                                                      ----------    ------------

Revolving credit facility                             $  10,000      $  15,000
10 3/8% Senior Notes due 2009 (1)                       210,578        208,398
11 1/4% Senior Subordinated Notes due 2009              150,000        150,000
Subordinated seller notes, non-collateralized,
  net of unamortized discount of $0.05 million
  with principal and interest payable in either
  monthly, quarterly or annual installments at
  effective interest rates ranging from 6% to
  12.287%, maturing through January 2009                  9,031          9,884
                                                      ---------      ---------
                                                        379,609        383,282

Less current portion                                     (2,715)        (5,181)
                                                      ---------      ---------
Total long-term debt                                  $ 376,894      $ 378,101
                                                      =========      =========

(1) Includes $10.6 million and $8.4 million adjustments for June 30, 2003 and December 31, 2002, respectively, related to the interest rate swaps.


As a result of retiring the previously existing credit facility during 2002, the Company wrote off $4.7 million in unamortized debt issuance costs. These costs are included in extinguishment of debt for the six month period ended June 30, 2002. As discussed in Note B, under "New Accounting Standards", this amount was previously reported as an extraordinary item, net of a tax benefit of $1.8 million. The gross amount has been reclassified to a non-operating item and the tax benefit has been reclassified into the provision for income taxes as a result of the Company's adoption of SFAS 145.

On February 15, 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the "Senior Notes") and established a new $75.0 million senior secured revolving line of credit (the "Revolving Credit Facility"). The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. The Company used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million from the Revolving Credit Facility, to retire approximately $228.4 million of indebtedness outstanding under the Company's previously existing revolving credit and term loan facilities, plus related fees and expenses.

During April 2003, the total availability under the Revolving Credit Facility was increased from $75.0 million to $100.0 million and the administrative agent was changed from BNP Paribas to GE Capital Corporation. As of June 30, 2003, the Company had unused availability of $86.7 million under the Revolving Credit Facility.


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

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including claims related to alleged contingent additional payments under business purchase agreements. In the opinion of management, the amount of the ultimate liability, if any, with respect to these actions, will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. The Company does not believe that its obligation under its existing contracts containing indemnification or clauses of guarantees will result in any material liability.

NOTE I - SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segment's EBITDA. EBITDA is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization and unusual charges. EBITDA, as used by management to evaluate segment performance, is not a measure of performance under U.S. GAAP. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The two reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-care centers - This segment consists of the Company's owned and operated orthotic and prosthetic ("O&P") patient-care centers, fabrication centers of O&P components and OPNET. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company's own patient-care centers. OPNET is a national managed care agent for O&P services and a patient referral clearing house.

Distribution - This segment distributes O&P products and components to both the O&P industry and the Company's own patient-care centers.

The accounting principles of the segments are the same as those described in the summary of Note B, "Significant Accounting Principles."

Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices that approximate market values.

                          Patient-
                            Care                       Other and
(In thousands)             Centers    Distribution    Eliminations     Total
                          --------    ------------    ------------    --------
Three Months Ended
June 30, 2003
----------------------
Net sales
   Customers              $130,092      $  8,844        $   --        $138,936
   Intersegment               --          15,882         (15,882)         --

EBITDA                      31,160         2,456          (5,808)       27,808

Three Months Ended
June 30, 2002
----------------------
Net sales
   Customers              $126,123      $  6,933        $   --        $133,056
   Intersegment               --          12,796         (12,796)         --

EBITDA                      28,292         1,864          (4,980)       25,176

                          Patient-
                            Care                       Other and
(In thousands)             Centers    Distribution    Eliminations     Total
                          --------    ------------    ------------    --------
Six Months Ended
June 30, 2003
----------------------
Net sales
   Customers              $248,202      $ 16,862        $   --        $265,064
   Intersegment               --          29,823         (29,823)         --

EBITDA                      54,395         5,020         (10,935)       48,480

Six Months Ended
June 30, 2002
----------------------
Net sales
   Customers              $243,070      $ 13,496        $   --        $256,566
   Intersegment               --          25,195         (25,195)         --

EBITDA                      50,895         3,008          (9,531)       44,372


The following tables reconcile EBITDA to consolidated net income:

                                            Three Months Ended
                                                 June 30,
                                            ------------------
     (In thousands)                           2003       2002
                                            -------    -------
     EBITDA                                 $27,808    $25,176
     Depreciation and amortization            2,620      2,294
     Interest expense, net                    9,354      9,977
     Provision for income taxes               6,481      5,234
                                            -------    -------
     Net income                             $ 9,353    $ 7,671
                                            =======    =======


                                             Six Months Ended
                                                 June 30,
                                            ------------------
     (In thousands)                           2003       2002
                                            -------    -------
     EBITDA                                 $48,480    $44,372
     Depreciation and amortization            5,073      5,078
     Interest expense, net                   18,450     19,056
     Extinguishment of debt                    --        4,686
     Provision for income taxes              10,126      6,359
                                            -------    -------
     Net income                             $14,831    $ 9,193
                                            =======    =======

NOTE J - CONSOLIDATING FINANCIAL INFORMATION

The Company's Senior Notes and Senior Subordinated Notes are guaranteed fully, jointly and severally, and unconditionally by all of the Company's current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003 and 2002 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company's subsidiaries is wholly-owned.

                                                                  Hanger
                                                                Orthopedic
BALANCE SHEET - June 30, 2003                                 Group (Parent        Guarantor     Consolidating   Consolidated
(In thousands)                                                   Company)        Subsidiaries     Adjustments       Totals
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Cash and cash equivalents                                       $     666         $   3,854        $    --        $   4,520
Accounts receivable                                                  --             111,060             --          111,060
Inventories                                                          --              58,256             --           58,256
Prepaid expenses, other assets and income taxes receivable            665             5,582             --            6,247
Intercompany receivable                                           500,434              --           (500,434)          --
Deferred income taxes                                               6,767              --               --            6,767
                                                                -------------------------------------------------------------
   Total current assets                                           508,532           178,752         (500,434)       186,850
                                                                -------------------------------------------------------------

Property, plant and equipment, net                                  4,689            34,184             --           38,873
Intangible assets, net                                               --             464,916             --          464,916
Investment in subsidiaries                                        138,819              --           (138,819)          --
Other assets                                                       24,363             1,803             --           26,166
                                                                -------------------------------------------------------------
   Total assets                                                 $ 676,403         $ 679,655        $(639,253)     $ 716,805
                                                                =============================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
---------------------------------------
Current portion of long-term debt                               $    --           $   2,715        $    --        $   2,715
Accounts payable                                                      473            12,132             --           12,605
Accrued expenses                                                    3,047             1,746             --            4,793
Accrued interest payable                                            7,005               221             --            7,226
Accrued compensation related cost                                   2,323            19,232             --           21,555
Income taxes payable (receivable)                                   6,921            (3,279)            --            3,642
                                                                -------------------------------------------------------------
   Total current liabilities                                       19,769            32,767             --           52,536
                                                                -------------------------------------------------------------

Long-term debt, less current portion                              370,578             6,316             --          376,894
Deferred income taxes                                              26,698              --               --           26,698
Intercompany payable                                                 --             500,434         (500,434)          --
Other liabilities                                                     280             1,319             --            1,599
                                                                -------------------------------------------------------------
   Total long-term liabilities                                    397,556           508,069         (500,434)       405,191
                                                                -------------------------------------------------------------
   Total liabilities                                              417,325           540,836         (500,434)       457,727
                                                                -------------------------------------------------------------

Redeemable preferred stock                                         78,679              --               --           78,679
                                                                -------------------------------------------------------------

Common stock                                                          207                35              (35)           207
Additional paid-in capital                                        151,037             7,460           (7,460)       151,037
Unearned compensation                                                (115)             --               --             (115)
Retained earnings                                                  29,926           131,864         (131,864)        29,926
Treasury stock                                                       (656)             (540)             540           (656)
                                                                -------------------------------------------------------------
   Total shareholders' equity                                     180,399           138,819         (138,819)       180,399
                                                                -------------------------------------------------------------
   Total liabilities, redeemable preferred stock
    and shareholders' equity                                    $ 676,403         $ 679,655        $(639,253)     $ 716,805
                                                                =============================================================

NOTE J - CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
                                                                  Hanger
                                                                Orthopedic
BALANCE SHEET - December 31, 2002                             Group (Parent        Guarantor     Consolidating   Consolidated
(In thousands)                                                   Company)        Subsidiaries     Adjustments       Totals
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Cash and cash equivalents                                        $     570        $   5,996        $    --        $   6,566
Accounts receivable                                                   --            107,604             --          107,604
Inventories                                                           --             56,454             --           56,454
Prepaid expenses, other assets and income taxes receivable           8,865            6,567             --           15,432
Intercompany receivable                                            513,802             --           (513,802)          --
Deferred income taxes                                                6,586             --               --            6,586
                                                                -------------------------------------------------------------
   Total current assets                                            529,823          176,621         (513,802)       192,642
                                                                -------------------------------------------------------------


Property, plant and equipment, net                                   4,633           30,913             --           35,546
Intangible assets, net                                                --            459,816             --          459,816
Investment in subsidiaries                                          98,258             --            (98,258)          --
Other assets                                                        22,465            1,757             --           24,222
                                                                -------------------------------------------------------------
   Total assets                                                  $ 655,179        $ 669,107        $(612,060)     $ 712,226
                                                                =============================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
---------------------------------------
Current portion of long-term debt                                $    --          $   5,181        $    --        $   5,181
Accounts payable                                                       334           14,542             --           14,876
Accrued expenses                                                     4,446            1,014             --            5,460
Accrued interest payable                                             7,340              167             --            7,507
Accrued compensation related cost                                    3,062           29,888             --           32,950
                                                                -------------------------------------------------------------
   Total current liabilities                                        15,182           50,792             --           65,974
                                                                -------------------------------------------------------------

Long-term debt, less current portion                               373,398            4,703             --          378,101
Deferred income taxes                                               22,965             --               --           22,965
Intercompany payable                                                  --            513,802         (513,802)          --
Other liabilities                                                       26            1,552             --            1,578
                                                                -------------------------------------------------------------
   Total long-term liabilities                                     396,389          520,057         (513,802)       402,644
                                                                -------------------------------------------------------------
   Total liabilities                                               411,571          570,849         (513,802)       468,618
                                                                -------------------------------------------------------------

Redeemable preferred stock                                          75,941             --               --           75,941
                                                                -------------------------------------------------------------

Common stock                                                           203               35              (35)           203
Additional paid-in capital                                         150,287            7,460           (7,460)       150,287
Unearned compensation                                                 --               --               --             --
Retained earnings                                                   17,833           91,303          (91,303)        17,833
Treasury stock                                                        (656)            (540)             540           (656)
                                                                -------------------------------------------------------------
   Total shareholders' equity                                      167,667           98,258          (98,258)       167,667
                                                                -------------------------------------------------------------
   Total liabilities, redeemable preferred stock
      and shareholders' equity                                   $ 655,179        $ 669,107        $(612,060)     $ 712,226
                                                                -------------------------------------------------------------

NOTE J - CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                         Hanger
STATEMENT OF OPERATIONS                                                Orthopedic
Three Months ended June 30, 2003                                     Group (Parent        Guarantor     Consolidating   Consolidated
(In thousands)                                                          Company)        Subsidiaries     Adjustments       Totals
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $    --           $ 138,936        $    --        $ 138,936
Cost of goods sold (exclusive of depreciation and amortization)             --              65,416             --           65,416
                                                                       -------------------------------------------------------------
   Gross profit                                                             --              73,520             --           73,520


Selling, general and administrative                                        5,808            39,904             --           45,712
Depreciation and amortization                                                365             2,255             --            2,620
                                                                       -------------------------------------------------------------
   (Loss) income from operations                                          (6,173)           31,361             --           25,188


Interest expense, net                                                      9,206               148             --            9,354
Equity in earnings of subsidiaries                                        31,213              --            (31,213)          --
Extinguishment of debt                                                      --                --               --             --
                                                                       -------------------------------------------------------------
Income before taxes                                                       15,834            31,213          (31,213)        15,834

Provision for income taxes                                                 6,481              --               --            6,481
                                                                       -------------------------------------------------------------
Net income                                                             $   9,353         $  31,213        $ (31,213)     $   9,353
                                                                       =============================================================

STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $    --           $ 133,056             --        $ 133,056
Cost of goods sold (exclusive of depreciation and amortization)             --              63,189             --           63,189
                                                                       -------------------------------------------------------------
   Gross profit                                                             --              69,867             --           69,867

Selling, general and administrative                                        4,980            39,711             --           44,691
Depreciation and amortization                                                337             1,957             --            2,294
                                                                       -------------------------------------------------------------
   (Loss) income from operations                                          (5,317)           28,199             --           22,882


Interest (income) expense, net                                            (2,481)           12,458             --            9,977
Equity in earnings of subsidiaries                                        15,741              --            (15,741)          --
Extinguishment of debt                                                      --                --               --             --
                                                                       -------------------------------------------------------------
Income before taxes                                                       12,905            15,741          (15,741)        12,905

Provision for income taxes                                                 5,234              --               --            5,234
                                                                       -------------------------------------------------------------
Net income                                                             $   7,671         $  15,741        $ (15,741)     $   7,671
                                                                       =============================================================


                                                                         Hanger
STATEMENT OF OPERATIONS                                                Orthopedic
Six Months Ended June 30, 2003                                       Group (Parent        Guarantor     Consolidating   Consolidated
(In thousands)                                                          Company)        Subsidiaries     Adjustments       Totals
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $    --           $ 265,064        $    --        $ 265,064
Cost of goods sold (exclusive of depreciation and amortization)             --             126,106             --          126,106
                                                                       -------------------------------------------------------------
   Gross profit                                                             --             138,958             --          138,958


Selling, general and administrative                                       10,936            79,542             --           90,478
Depreciation and amortization                                                722             4,351             --            5,073
                                                                       -------------------------------------------------------------
   (Loss) income from operations                                         (11,658)           55,065             --           43,407


Interest expense, net                                                     18,158               292             --           18,450
Equity in earnings of subsidiaries                                        54,773              --            (54,773)          --
Extinguishment of debt                                                      --                --               --             --
                                                                       -------------------------------------------------------------
Income before taxes                                                       24,957            54,773          (54,773)        24,957


Provision for income taxes                                                10,126              --               --           10,126
                                                                       -------------------------------------------------------------
Net income                                                             $  14,831         $  54,773        $ (54,773)     $  14,831
                                                                       =============================================================

STATEMENT OF OPERATIONS
Six Months Ended June 30, 2002
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $    --           $ 256,566        $    --        $ 256,566
Cost of goods sold (exclusive of depreciation and amortization)             --             122,726             --          122,726
                                                                       -------------------------------------------------------------
   Gross profit                                                             --             133,840             --          133,840

Selling, general and administrative                                        9,533            79,935             --           89,468
Depreciation and amortization                                                672             4,406             --            5,078
                                                                       -------------------------------------------------------------
   (Loss) income from operations                                         (10,205)           49,499             --           39,294


Interest expense, net                                                     (5,877)           24,933             --           19,056
Equity in earnings of subsidiaries                                        24,566              --            (24,566)            --
Extinguishment of debt                                                     4,686              --               --            4,686
                                                                       -------------------------------------------------------------
Income before taxes                                                       15,552            24,566          (24,566)        15,552

Provision for income taxes                                                 6,359              --               --            6,359
                                                                       -------------------------------------------------------------
Net income                                                             $   9,193         $  24,566        $ (24,566)     $   9,193
                                                                       =============================================================

                                                                  Hanger
STATEMENTS OF CASH FLOWS                                        Orthopedic
Six Months Ended June 30, 2003                                Group (Parent        Guarantor     Consolidating   Consolidated
(In thousands)                                                   Company)        Subsidiaries     Adjustments       Totals
-----------------------------------------------------------------------------------------------------------------------------

Cash flows (used in) provided by operating activities           $  46,848         $  26,292        $ (54,773)     $   18,367
                                                             -----------------------------------------------------------------
Cash flows provided by (used in) investing activities
   Purchase of property, plant and equipment                         (779)           (7,387)              --          (8,166)
   Acquisitions and earnouts                                           --            (3,780)              --          (3,780)
   Investment in subsidiaries                                     (54,773)               --           54,773              --
   Intercompany dividend                                           14,212           (14,212)              --              --
   Proceeds from sale of certain assets                                 4               354               --             358
                                                             -----------------------------------------------------------------
Net cash provided by (used in) investing activities               (41,336)          (25,025)          54,773         (11,588)
                                                             -----------------------------------------------------------------
Cash flows used in financing activities
   Borrowings under revolving credit agreement                     18,000                --               --          18,000
   Repayments under revolving credit agreement                    (23,000)               --               --         (23,000)
   Proceeds from sale of Senior Notes                                  --                --               --              --
   Repayment and termination of bank loans                             --                --               --              --
   Scheduled repayment of long-term debt                               --            (3,410)              --          (3,410)
   Increase in financing costs                                     (1,054)               --               --          (1,054)
   Proceeds from issuance of Common Stock                             639                --               --             639
                                                             -----------------------------------------------------------------
Net cash used in financing activities                              (5,415)           (3,410)              --          (8,825)
                                                             -----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   97            (2,143)              --          (2,046)
Cash and cash equivalents, beginning of period                        570             5,996               --           6,566
                                                             -----------------------------------------------------------------
Cash and cash equivalents, end of period                        $     667         $   3,853        $      --      $    4,520
                                                             =================================================================


STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows provided by operating activities                     $  31,451         $   9,111        $ (24,566)     $   15,996
                                                             -----------------------------------------------------------------
Cash flows used in investing activities
   Purchase of property, plant and equipment                         (280)           (3,656)              --          (3,936)
   Acquisitions and earnouts                                           --            (2,952)              --          (2,952)
   Investment in subsidiaries                                     (24,566)               --           24,566              --
   Intercompany dividend                                               --                --               --              --
   Proceeds from sale of certain assets                                --             1,492               --           1,492
                                                             -----------------------------------------------------------------
Net cash used in investing activities                             (24,846)           (5,116)          24,566          (5,396)
                                                             -----------------------------------------------------------------
Cash flows provided by (used in) financing activities
   Borrowings under revolving credit agreement                     43,975                --               --          43,975
   Repayments under revolving credit agreement                    (82,775)               --               --         (82,775)
   Proceeds from sale of Senior Notes                             200,000                --               --         200,000
   Repayment and termination of bank loans                       (153,587)               --               --        (153,587)
   Scheduled repayment of long-term debt                               --            (5,619)              --          (5,619)
   Increase in financing costs                                     (9,487)               --               --          (9,487)
   Proceeds from issuance of Common Stock                           2,051                --               --           2,051
                                                             -----------------------------------------------------------------
Net cash provided by (used in) financing activities                   177            (5,619)              --          (5,442)
                                                             -----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                6,782            (1,624)              --           5,158
Cash and cash equivalents, beginning of period                       (212)           10,255               --          10,043
                                                             -----------------------------------------------------------------
Cash and cash equivalents, end of period                        $   6,570         $   8,631        $      --      $   15,201
                                                             =================================================================

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated certain items of the Company's Statements of Operations and their percentage of the Company's net sales:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                         2003       2002       2003       2002
                                        -------    -------    -------    -------
Net sales                               100.0 %    100.0 %    100.0 %    100.0 %
Cost of goods sold                       47.1       47.5       47.6       47.8
Gross profit                             52.9       52.5       52.4       52.2
Selling, general and administrative      32.9       33.6       34.1       34.9
Depreciation and amortization             1.9        1.7        1.9        2.0
Income from operations                   18.1       17.2       16.4       15.3
Interest expense, net                     6.7        7.5        7.0        7.4
Extinguishment of debt                      -          -          -        1.8
Income before taxes                      11.4        9.7        9.4        6.1
Provision for income taxes                4.7        3.9        3.8        2.5
Net income                                6.7        5.8        5.6        3.6



Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30,
2002

Net Sales. Net sales for the quarter ended June 30, 2003 were $138.9 million, an increase of $5.8 million, or 4.4%, versus net sales of $133.1 million for the quarter ended June 30, 2002. The sales growth was primarily the result of a $2.3 million, or 1.9%, increase in same center sales in the Company's O&P patient-care centers and a $1.9 million, or 27.6%, increase in outside sales of the distribution segment.

Gross Profit. Gross profit for the quarter ended June 30, 2003 was $73.5 million, an increase of approximately $3.6 million, or 5.2%, versus $69.9 million for the quarter ended June 30, 2002. Gross profit as a percentage of net sales for the second quarter of 2003 increased slightly to 52.9% from 52.5% for the second quarter of 2002. The improvement in gross profit, in both dollars and as a percentage of net sales, was due to the increase in net sales and a reduction in labor costs.

Selling, General and Administrative. Selling, general and administrative expenses in the quarter ended June 30, 2003 remained relatively constant compared to the same quarter in 2002. However, due to the increased net sales, these expenses as a percentage of net sales dropped by 0.7 percentage points.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2003 was $2.6 million versus $2.3 million for the three months ended June 30, 2002.

Income from Operations. Principally as a result of the above, income from operations for the quarter ended June 30, 2003 was $25.2 million, an increase of $2.3 million, or 10.1%, compared to the quarter ended June 30, 2002. Income from operations, as a percentage of net sales, increased by 0.9 percentage points to 18.1% of net sales in the second quarter of 2003 versus 17.2% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the second quarter of 2003 decreased compared to the same quarter in 2002 due to decreased borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the three months ended June 30, 2003 was $6.5 million compared to $5.2 million for the three months June 30, 2002. The change in the income tax provision was due to the Company's increased profitability. The effective rate for the three months ended June 30, 2003 and 2002 was 40.9% and 40.6%, respectively.

Net Income. As a result of the above, we recorded net income of $9.4 million for the three months ended June 30, 2003, an improvement of $1.7 million, or 21.9%, over the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Sales. Net sales for the six months ended June 30, 2003, were $265.1 million, an increase of $8.5 million, or 3.3%, versus net sales of $256.6 million for the six months ended June 30, 2002. The sales growth was primarily the result of a $2.6 million, or 1.1%, increase in same center sales in the Company's O&P patient-care centers and a $3.4 million, or 24.9%, increase in outside sales of the distribution segment.

Gross Profit. Gross profit in the six months ended June 30, 2003 was $139.0 million, an increase of $5.2 million, or 3.9%, versus $133.8 million for the six months ended June 30, 2002. Gross profit as a percentage of net sales increased to 52.4% in the first six months of 2003 versus 52.2% in the first six months of 2002. The improvement in gross profit, in both dollars and as a percentage of net sales, was due to a reduction in material and labor costs as well as the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses in the six months ended June 30, 2003 increased by $1.0 million, or 1.1%, compared to the six months ended June 30, 2002. Selling, general and administrative expenses as a percentage of net sales decreased to 34.1% in the first six months of 2003 compared to 34.9% for the same period in 2002. The decrease in selling, general and administrative expenses, in both dollars and as a percentage of net sales, was primarily due to a decrease in labor costs and legal fees.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2003 was consistent with the six months ended June 30, 2002 at $5.1 million.

Income from Operations. Principally as a result of the above, income from operations for the six months ended June 30, 2003 was $43.4 million, an increase of $4.1 million, or 10.4%, compared to $39.3 million for the six months ended June 30, 2002. Income from operations as a percentage of net sales increased by
1.1 percentage points to 16.4% of net sales in the first six months of 2003 versus 15.3% for the prior year's comparable period.

Interest Expense, Net. Interest expense in the first six months of 2003 was $18.5 million, a decrease of $0.6 million from the $19.1 million incurred in the first six months of 2002. The decrease in dollars of interest expense was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Extinguishment of Debt. Extinguishment of debt was $4.7 million (unamortized debt issuance costs) in the six months ended June 30, 2002 as a result of retiring the previously existing credit facility.

Income Taxes. The provision for income taxes for the six months ended June 30, 2003 was $10.1 million compared to that of $6.4 million for the six months ended June 30, 2002. The change in the income tax provision was due to the increase in the Company's income before taxes. The effective rate for the six months ended June 30, 2003 and 2002 was 40.6% and 40.9%, respectively.

Net Income. As a result of the above, we recorded net income of $14.8 million for the six months ended June 30, 2003, compared to net income of $9.2 million in the comparable period in the prior year, an improvement of $5.6 million, or 60.9%.

Financial Condition, Liquidity, and Capital Resources

Our working capital at June 30, 2003 was $134.3 million compared to $126.7 million at December 31, 2002. While current assets decreased by $5.8 million, current liabilities decreased by a larger amount, $13.4 million. The decline in current liabilities was due principally to decreased obligations related to accrued compensation costs. Our cash and cash equivalents amounted to $4.5 million at June 30, 2003, and $6.6 million at December 31, 2002. The ratio of current assets to current liabilities increased to 3.6 to 1 at June 30, 2003, compared to 2.9 to 1 at December 31, 2002. Available cash under our Revolving Credit Facility increased to $86.7 million at June 30, 2003 compared to $60.0 million at December 31, 2002 due to the modification of the credit facility in the second quarter of 2003 and a $5 million reduction in outstanding debt.

Net cash provided by operating activities for the six months ended June 30, 2003 was $18.4 million, compared to net cash provided by operating activities of $16.0 million in the six months ended June 30, 2002. The increase was primarily due to an increase in net income.

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2003, versus $5.4 million for the same period in the prior year. The increase in net cash used was primarily due to capitalization of internal use software and continuing leasehold improvements.

Net cash used in financing activities was $8.8 million for the six months ended June 30, 2003 compared to $5.4 million for the six months ended June 30, 2003. The increase in cash used in financing activities was primarily due to the payments on the revolving credit facility.

On February 15, 2002, we received $200.0 million in proceeds from the sale of 10 3/8% Senior Notes due 2009 ("Senior Notes") in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. We also closed, concurrent with the sale of Senior Notes, a new $75.0 million senior secured revolving line of credit ("Revolving Credit Facility"). The proceeds from the sale of Senior Notes and the Revolving Credit Facility were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility.

During April 2003, the total availability under the Revolving Credit Facility was increased from $75.0 million to $100.0 million and the administrative agent was changed from BNP Paribas to GE Capital Corporation. At June 30, 2003, the Company had unused availability of $86.7 million under the Revolving Credit Facility.

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

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). Under SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as extraordinary items, unless they satisfy the criteria in Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30") where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item has been reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions are to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. SFAS 145 was adopted by us on January 1, 2003 and resulted in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Under SFAS 146, costs associated with exit or disposal activities are to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 has not had a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 identifies three classes of financial instruments that require reclassification from equity to liabilities and their measurement at fair value. SFAS 150 is applicable to financial instruments entered into or modified subsequent to May 31, 2003 and to all financial instruments at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of SFAS 150 as of July 1, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

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

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting principles are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

o Inventories: Inventories, which consist principally of purchased parts and work in process, are stated at the lower of cost or market using the first-in, first-out (FIFO) method at its Patient-Care Centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In 2002, virtually no adjustment was required in the fourth quarter as we were more accurately estimating our cost of goods sold throughout the year. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. At its Distribution segment, a perpetual inventory is maintained.

o Intangible Assets: Excess cost over net assets acquired ("Goodwill") represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess Goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We completed the annual impairment test as of October 1, 2002, which did not result in the impairment of Goodwill. This assessment included assumptions regarding estimated future cash flows, discount rates and other factors.

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

o Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets, if it is more likely than not the assets will be realized in future years.


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

Other

Inflation has not had a significant effect on our operations, as increased costs generally have been offset by increased prices of products and services sold. We primarily provide customized devices and services throughout the United States and are reimbursed, in a large part, by the patients' third-party insurers or governmentally-funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of the insurers of our patients and future legislation and regulatory actions.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have a $100 million Revolving Credit Facility, with an outstanding balance of $10 million at June 30, 2003, as discussed in Note G to Hanger's Consolidated Financial Statements ("Note G"). The rates at which interest accrues under the entire outstanding balance are variable.

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

Presented below is an analysis as of June 30, 2003 of our financial instruments that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the Senior Notes, as affected by the related fixed-to-floating interest rate swaps, and the outstanding balance under the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

                                            Annual Interest               No
                                             Expense Given            Change in        Annual Interest Expense
                                       an Interest Rate Decrease       Interest        Given an Interest Rate
Cash Flow Risk                             of X Basis Points            Rates         Increase of X Basis Points
                                   --------------------------------   ----------   -------------------------------
(In thousands)                     (150 BPS)   (100 BPS)   (50 BPS)   Fair Value    50 BPS     100 BPS    150 BPS
                                   ---------   ---------   --------   ----------   --------   --------   ---------
Senior Notes (as affected by
 related interest-rate swaps)      $ 14,983    $ 15,483    $ 15,983    $ 16,483    $ 16,983   $ 17,483   $ 17,983
Revolving Credit Facility               265         315         365         415         465        515        565
                                   -------------------------------------------------------------------------------
                                   $ 15,248    $ 15,798    $ 16,348    $ 16,898    $ 17,448   $ 17,998   $ 18,548
                                   ===============================================================================

ITEM 4:  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2003. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 30, 2003.

The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated:
Mitchell J. Blutt, M.D. (12,721,653 shares for and 1,763,138 shares withheld), Edmond E. Charrette, M.D. (12,957,647 shares for and 1,527,144 shares withheld), Thomas P. Cooper, M.D. (8,988,271 shares for and 5,496,520 shares withheld), Eric Green (13,332,053 shares for and 1,152,738 shares withheld), C. Raymond Larkin, Jr. (8,987,171 shares for and 5,497,620 shares withheld), Risa J. Lavizzo-Mourey, M.D. (9,052,951 shares for and 5,431,840 shares withheld), Ivan
R. Sabel (13,110,013 shares for and 1,374,778 shares withheld), Thomas F. Kirk (13,333,473 shares for and 1,151,318 shares withheld), and H.E. Thranhardt (13,333,473 shares for and 1,151,318 shares withheld).

The second proposal was the proposed approval of the Company's 2003 Non-Employee Directors' Stock Incentive Plan and authorization of 500,000 shares of the Company's Common Stock for issuance under that Plan. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 7,882,524 shares of Common Stock for (representing approximately 54.42% of the shares voting), 6,118,981 shares of Common Stock against, with 483,289 shares of Common Stock abstaining.

The third proposal was a proposed amendment to the Company's 2002 Stock Option Plan to provide for the grant of restricted stock awards under that Plan and to rename the Plan to be the 2002 Stock Incentive Plan. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 12,068,596 shares of Common Stock for (representing approximately 83.32% of the shares voting), 2,353,283 shares of Common Stock against, with 62,912 shares of Common Stock abstaining.

ITEM 5:  Other Information

Corporate Governance Matters

     Set forth below is disclosure relating to certain corporate governance matters:

     1. Size of Board. Section 2 of Article III of the Company's By-Laws provides for there to be no more than nine members of the Company's Board of Directors. It currently is the Board's policy to retain its size at nine members. Section 13 of Article III of the By-Laws provides that any vacancy on the Board, other than an increase by more than two members, may be filled by the majority vote of the remaining members of the Board. Any vacancy, including one created as an increase in the number of directors, may be filled by stockholders at a meeting called for such purpose.

     2. Approval of Mergers. There are no supermajority vote requirements to approve mergers or business combinations.

     3. Procedures for By-Law Amendments. The Company's By-Laws include provisions setting forth procedures for amendments to the By-Laws. Section 1 of
Article VIII of the By-Laws provides that the Board of Directors by a majority vote has the power to amend By-Laws at any regular or special meeting of the Board. However, under the Delaware General Corporation Law, any amendment to the By-Laws must be approved by the holders of a majority of the shares of the Company's common stock present in person or represented by proxy and entitled to vote on the matter. Section 2 of Article VIII provides that stockholders may amend the By-Laws by a vote of a majority of the total number of outstanding shares entitled to vote at any annual or special meeting, and that stockholders may provide that certain By-Laws adopted or designated by them may not be amended except by a certain specified percentage and interest of the stockholders or by a certain specified percentage and interest of a particular class of stockholders.


ITEM 6:  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K

         (a)  Exhibits. The following exhibits are filed herewith:

              Exhibit No.                       Document
              -----------                       --------

                 31.1 Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Forms 8-K. Current Report on Form 8-K dated August 1, 2003 furnishing the press release reporting the results of the first quarter of 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANGER ORTHOPEDIC GROUP, INC.



Dated:  August 12, 2003                 /s/ Ivan R. Sabel
                                        ---------------------------------------
                                        Ivan R. Sabel, CPO
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:  August 12, 2003                /s/ George E. McHenry
                                        ---------------------------------------
                                        George E. McHenry
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Dated:  August 12, 2003                /s/ Glenn M. Lohrmann
                                        ---------------------------------------
                                        Glenn M. Lohrmann
                                        Vice President, Secretary and Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit No.                                Document
 -----------                                --------

    31.1 Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                        Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002