Form 10-Q
period 2003-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2003-11-12
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

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

        As of November 10, 2003, 20,296,367 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets - September 30, 2003 and December 31, 2002
Unaudited Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 2003 and 2002
Unaudited Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2003 and 2002
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
Exhibits

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,085	$6,566
Accounts receivable, less allowances for doubtful accounts
of $6,832 and $8,649 in 2003 and 2002, respectively	110,920	107,604
Inventories	58,685	56,454
Prepaid expenses, other assets and income taxes receivable	6,775	15,432
Deferred income taxes	5,575	6,586

Total current assets	194,040	192,642

PROPERTY, PLANT AND EQUIPMENT
Land	3,585	3,743
Buildings	6,189	6,715
Machinery and equipment	18,456	17,110
Computer and software	23,018	17,990
Furniture and fixtures	13,371	10,353
Leasehold improvements	22,383	18,671

Property, plant and equipment, gross	87,002	74,582
Less accumulated depreciation and amortization	46,049	39,036

Property, plant and equipment, net	40,953	35,546

INTANGIBLE ASSETS
Excess cost over net assets acquired	466,203	453,988
Patents and other intangible assets, $10,232 less
accumulated amortization of $5,066 and $4,404
in 2003 and 2002, respectively	5,166	5,828

Total intangible assets	471,369	459,816

OTHER ASSETS
Debt issuance costs, net	12,919	13,741
Other assets	1,974	10,481

Total other assets	14,893	24,222

TOTAL ASSETS	$721,255	$712,226

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY	(unaudited)	(unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$2,794	$5,181
Accounts payable	11,736	14,876
Accrued expenses	4,672	5,460
Accrued interest payable	8,113	7,507
Accrued compensation related cost	23,129	32,950
Income taxes payable	7,432	--

Total current liabilities	57,876	65,974
LONG-TERM LIABILITIES
Long-term debt, less current portion	365,990	378,101
Deferred income taxes	27,419	22,965
Other liabilities	1,160	1,578

Total long-term liabilities	394,569	402,644

Total liabilities	452,445	468,618

REDEEMABLE PREFERRED STOCK
7% Redeemable Convertible Preferred Stock, liquidation
preference $1,000 per share	80,083	75,941

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares
authorized, 21,079,328 and 20,277,180 shares issued
and outstanding in 2003 and 2002, respectively	211	203
Additional paid-in capital	154,490	150,287
Unearned compensation	(2,669)	--
Retained earnings	37,351	17,833

	189,383	168,323
Treasury stock, cost (133,495 shares)	(656)	(656)

Total shareholders' equity	188,727	167,667

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY	$721,255	$712,226

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net sales	$140,045	$133,980	$405,109	$390,546
Cost of goods sold (exclusive of depreciation and amortization)	64,799	61,884	190,905	184,610

Gross profit	75,246	72,096	214,204	205,936
Selling, general and administrative	47,844	46,628	138,322	136,096
Depreciation and amortization	2,810	2,400	7,883	7,478

Income from operations	24,592	23,068	67,999	62,362
Interest expense, net	9,786	9,870	28,236	28,926
Extinguishment of debt	--	--	--	4,686

Income before taxes	14,806	13,198	39,763	28,750
Provision for income taxes	5,977	5,368	16,103	11,727

Net income	8,829	7,830	23,660	17,023
Preferred stock dividend and accretion	1,404	1,311	4,142	3,868

Net income applicable to common stock	$7,425	$6,519	$19,518	$13,155

Basic Per Common Share Data
Net income	$0.36	$0.33	$0.94	$0.68

Shares used to compute basic per common share amounts	20,658,239	19,554,942	20,690,950	19,353,827

Diluted Per Common Share Data
Net income	$0.33	$0.30	$0.88	$0.61

Shares used to compute diluted per common share amounts	27,090,296	21,913,967	26,824,410	21,502,115

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30
(Dollars in thousands)

	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$23,660	$17,023
Adjustments to reconcile net income to net cash provided by
operating activities:
Extinguishment of debt	--	4,686
(Gain) loss on disposal of assets	(73)	998
Provision for obsolete inventory	90	--
Provision for bad debts	15,655	16,333
Depreciation and amortization	7,883	7,478
Amortization of debt issuance costs	1,919	1,700
Deferred income taxes	5,465	--
Compensation expense on restricted shares	146	--
Amortization of terminated interest rate swaps	(43)	--
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(17,400)	(17,288)
Inventories	(2,166)	1,421
Prepaid expenses, other assets, and income taxes receivable	(1,722)	(3,076)
Other assets	109	(191)
Accounts payable	(3,214)	(11,262)
Accrued expenses, accrued interest payable, and income taxes payable	17,618	20,034
Accrued compensation related cost	(9,988)	4,753
Other liabilities	(418)	(1,287)

Net cash provided by operating activities	37,521	41,322

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,962)	(6,638)
Acquisitions and earnouts	(8,613)	(4,230)
Proceeds from sale of certain assets	640	1,492

Net cash used in investing activities	(20,935)	(9,376)

Cash flows from financing activities:
Borrowings under revolving credit agreement	22,000	43,975
Repayments under revolving credit agreement	(32,000)	(92,775)
Proceeds from sale of Senior Notes	--	200,000
Repayment and termination of bank loans	--	(153,587)
Scheduled repayment of long-term debt	(4,159)	(8,474)
Increase in financing costs	(1,097)	(9,800)
Proceeds from issuance of Common Stock	1,394	3,067
Proceeds from termination of swaps	2,795	--
Repurchase of outstanding stock options	--	(2,393)

Net cash used in financing activities	(11,067)	(19,987)

Increase in cash and cash equivalents	5,519	11,959
Cash and cash equivalents at beginning of period	6,566	10,043

Cash and cash equivalents at end of period	$12,085	$22,002

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary (consisting solely of normal recurring adjustments) for a fair presentation of the consolidated financial statements have been included.

Certain prior period amounts have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.

NOTE B –SIGNIFICANT ACCOUNTING PRINCIPLES

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. At its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes. At its distribution segment, a perpetual inventory is maintained.

NOTE B –SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation

Restricted Shares

During the three and nine months ended September 30, 2003, the Company granted 196,313 and 206,593, respectively, restricted shares of the Company’s common stock, to certain executives and directors. No such shares were granted in 2002. The shares have vesting dates through August 2007 the first of which occurs in June of 2004. These shares had an aggregate market value of $2.8 million at the date of grant which is amortized to expense ratably over the vesting period. At September 30, 2003, the balance of unamortized compensation is $2.7 million.

Options

At September 30, 2003, the Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees. Stock-based compensation is accounted for using the intrinsic-value-based method in accordance with APB No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Stock-based compensation expense, net of related tax effects,
included in net income as reported	$87	$--	$87	$--

Net income applicable to common stock, as reported	$7,425	$6,519	$19,518	$13,155
Deduct: additional total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(779)	(731)	(2,147)	(2,092)

Pro forma net income applicable to common stock	$6,646	$5,788	$17,371	$11,063

Earnings per share:
Basic - as reported	$0.36	$0.33	$0.94	$0.68
Basic - pro forma	$0.32	$0.30	$0.84	$0.57
Diluted - as reported	$0.33	$0.30	$0.88	$0.61
Diluted - pro forma	$0.30	$0.26	$0.80	$0.51

NOTE B –SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock Based Compensation (continued)

Options (continued)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected term	5	5	5	5
Volatility factor	78%	71%	78%	71%
Risk free interest rate	3.1%	5.8%	2.9%	5.8%
Dividend yield	0.00%	0.00%	0.00%	0.00%

For the three months ended September 30, 2003 and 2002, the Company granted aggregate options to purchase 159,031 and 91,000 shares of the Company’s common stock, respectively. The Company granted aggregate options to purchase 301,503 and 725,998 shares of the Company’s common stock during the nine months ended September 30, 2003 and 2002, respectively. The weighted average fair value of each option granted was $8.92 and $6.80 per share for 2003 and 2002, respectively.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information pursuant to SFAS 131 are presented in Note I.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections(“SFAS 145”). Under SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as extraordinary items, unless they satisfied the criteria in APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”) where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified to non-operating. In addition, under

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Standards (continued)

SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions are to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. SFAS 145 was adopted by the Company on January 1, 2003 and resulted in the reclassification of the loss on extinguishment of debt of $4.7 million in 2002 from extraordinary item to inclusion in income before taxes.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The adoption of this statement had no material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should include the assets, liabilities and activities of a variable interest entity in its financial statements. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company adopted FIN 46 as of March 2003 on all potential variable interest entities created after January 1, 2003. FIN 46 is effective for financial statements issued for the first interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 identifies three classes of financial instruments that require reclassification from equity to liabilities and their measurement at fair value. SFAS 150 is applicable to financial instruments entered into or modified subsequent to May 31, 2003 and to all financial instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150 as of July 1, 2003. The adoption of this statement has not had a material impact on the Company’s financial statements. In accordance with SFAS 150, the Company’s redeemable preferred stock did not require reclassification from mezzanine equity to liabilities.

NOTE C –SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In thousands)	2003	2002
Cash paid (received) during the period for:
Interest	$26,880	$31,465
Income taxes	$(7,197)	$3,809
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$4,142	$3,868
Issuance of notes in connection with acquistions	$5,308	$--

NOTE D –ACQUISITIONS

During the three and nine months ended September 30, 2003, the Company acquired one and three orthotics and prosthetics companies, respectively. There were no acquisitions during the three and nine months ended September 30, 2002.

In connection with earnout agreements relating to the Company’s acquisitions, the Company paid $0.9 million and $4.2 million in the nine months ended September 30, 2003 and 2002, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $2.0 million related to earn-out provisions in future periods.

The activity related to goodwill for the nine months ended September 30, 2003 is as follows:

(In thousands)
Balance at December 31, 2002	$453,988
Additions due to acquisitions	11,629
Additions due to earnouts	586

Balance at September 30, 2003	$466,203

NOTE E – NET INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options, restricted shares, and redeemable convertible preferred stock and are calculated using the treasury stock method.

Income per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share amounts)	2003	2002	2003	2002
Net income	$8,829	$7,830	$23,660	$17,023
Less preferred stock dividends declared and accretion	(1,404)	(1,311)	(4,142)	(3,868)

Net income available to common stockholders used to
compute basic per common share amounts	7,425	6,519	19,518	13,155
Plus preferred stock dividends declared and accretion (a)	1,404	--	4,142	--

Net income used to compute diluted per common share
amounts	$8,829	$6,519	$23,660	$13,155

Shares of common stock outstanding used to compute
basic per common share amounts	20,658,239	19,554,942	20,690,950	19,353,827
Effect of dilutive options	1,578,517	2,120,226	1,279,920	1,935,846
Effect of dilutive warrants	--	238,799	--	212,442
Effect of dilutive preferred shares (b)	4,853,540	--	4,853,540	--

Shares used to compute dilutive per common share amounts	27,090,296	21,913,967	26,824,410	21,502,115

(a) Commencing with the second quarter ended June 30, 2003, it became more dilutive to net income per common share to convert the Company's outstanding preferred stock to common stock. Therefore, the preferred stock dividends declared and accretion were not included, and the number of shares of common stock into which the preferred stock is convertible was included, in the computation of diluted per common share data for the three and nine months ended September 30, 2003.

(b) For the three and nine months ended September 30, 2002, the shares used to compute dilutive per common share amounts exclude the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into common stock as it is considered anti-dilutive.

Options to purchase 1,385,529 and 280,500 shares of common stock were outstanding at September 30, 2003, and 2002, respectively, and are not included in the computation of diluted net income per share for the three months ended September 30, 2003 and 2002, respectively, as these options are anti-dilutive. Options to purchase 1,535,029 and 1,006,313 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, and are not included in the computation of diluted income per share for the nine months ended September 30, 2003 and 2002, respectively, as these options are anti-dilutive.

NOTE F – INVENTORY

Inventories consist of the following:

(In thousands)	September 30, 2003	December 31, 2002
Raw materials	$27,978	$26,905
Work in process	19,719	19,719
Finished goods	10,988	9,830

	$58,685	$56,454

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30, 2003	December 31, 2002
Revolving credit facility	$5,000	$15,000
10 3/8% Senior Notes due 2009 (1)	202,752	208,398
11 1/4% Senior Subordinated Notes due 2009	150,000	150,000
Subordinated seller notes, non-collateralized, net of unamortized discount of $0.04 million with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates
ranging from 6% to 12.287%, maturing through December 2011	11,032	9,884

	368,784	383,282
Less current portion	(2,794)	(5,181)

Total long-term debt	$365,990	$378,101

(1) Includes $2.8 million and $8.4 million for adjustments at September 30, 2003 and December 31, 2002, respectively, related to the interest rate swaps.

As a result of retiring the previously existing credit facility during 2002, the Company wrote off $4.7 million in unamortized debt issuance costs. These costs are included in extinguishment of debt for the nine months ended September 30, 2002. The gross amount has been reclassified to a non-operating item and the tax benefit has been reclassified into the provision for income taxes as a result of the Company’s adoption of SFAS 145. Previously, the extinguishment of debt costs was reported as an extraordinary item, net of a tax benefit of $1.8 million.

NOTE G – LONG TERM DEBT (CONTINUED)

On February 15, 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the “Senior Notes”) and established a new $75.0 million senior secured revolving line of credit (the “Revolving Credit Facility”). The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. The Company used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million from the Revolving Credit Facility, to retire approximately $228.4 million of indebtedness outstanding under the Company’s previously existing revolving credit and term loan facilities, plus related fees and expenses.

During April 2003, the total availability under the Revolving Credit Facility was increased from $75.0 million to $100.0 million and the administrative agent was changed from BNP Paribas to GE Capital Corporation. As of September 30, 2003, the Company had unused availability of $93.6 million under the Revolving Credit Facility. The Company’s debt covenants allow it to draw on the revolver on a 1:1 match based on the Company’s last-twelve-months EBITDA, as defined.

During August 2003, the Company terminated its interest rate swap agreements with BNP Paribus and GE Capital Corporation. As a result of the termination, the Company received $2.8 million, which will be recognized, using the effective interest rate method, over the remaining term of the Senior Subordinated Notes. The interest rate swaps were entered into in connection with the issuance of the Senior Notes in order to mitigate interest rate risk.

In October 2003, the Company obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“New Credit Facility”). Payments on the New Credit Facility commence December 31, 2003. The New Credit Facility incurs an interest, at the Company’s option, of LIBOR plus a variable margin rate, which was 3.9% at October 31, 2003, or a Base Rate (as defined in the debt agreement) plus a variable margin rate. The covenants of the New Credit Facility mirror those under the existing credit facilities in addition to (i) requiring the Company to apply cash proceeds from certain activities toward the payment of debt and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The New Credit Facility permits the Company to redeem up to $30 million of its outstanding redeemable preferred stock if certain criteria are met. The obligations under the New Credit Facility are guaranteed by the Company’s subsidiaries and by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries. The Company used the proceeds of the New Credit Facility to purchase tendered Senior Subordinated notes for an aggregate principal of $134.4 million. The balance, in addition to a draw on the Revolving Credit Facility, was used to pay a $15.5 million tender fee and approximately $3.1 million in transaction costs.

NOTE H –COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a supply agreement with United States Manufacturing Company (“USMC”), under which it agreed to purchase certain products and components for use solely by the Company’s patient-care centers during a five-year period following the date of the agreement. The Company satisfied its obligation to purchase from USMC at least $8.5 million and $7.5 million of products and components during the first two years following the date of the agreement. Accordingly, in October 2003 and November 2002, the escrow agent released $1.0 million in escrowed funds to the Company for the satisfaction of such purchase obligations.

In addition, the Company is obligated to purchase from USMC at least $9.5 million of products and components during the third year following the agreement, subject to certain adjustments. In the event purchases during each of the fourth and fifth years are less than approximately $8.7 million, the Company shall pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years are less than approximately $8.7 million. The penalties in the fourth and fifth year are capped at $0.9 million per year.

Contingencies

From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business, including claims related to alleged contingent additional payments under business purchase agreements. In the opinion of management, the amount of the ultimate liability, if any, with respect to these actions, will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, the Company’s Chairman of the Board and Chief Executive Officer (and then President), and Richard A. Stein, the Company’s former Chief Financial Officer, Secretary and Treasurer (the “Class Action Lawsuit”).

The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning the Company’s financial results for the quarter ended September 30, 1999, and the progress of the Company’s efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of the Company’s common stock. The plaintiff seeks to recover damages on behalf of all of the class members. The Class Action Lawsuit was dismissed on October 7, 2002 by the District Court for failure to comply with statutory requirements, and is currently being appealed.

NOTE H —COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement.  The Company does not believe that its obligation under its existing contracts containing indemnification or clauses of guarantees will result in any material liability.

NOTE I – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segment’s EBITDA. EBITDA is defined as net income (loss) before extraordinary item, interest, taxes, depreciation and amortization and unusual charges. EBITDA, as used by management to evaluate segment performance, is not a measure of performance under U.S. GAAP. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The two reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-care centers –This segment consists of the Company’s owned and operated orthotic and prosthetic (“O&P”) patient-care centers, fabrication centers of O&P components and OPNET. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. OPNET is a national managed care agent for O&P services and a patient referral clearing house.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care centers.

The accounting principles of the segments are the same as those described in the summary of Note B, “Significant Accounting Principles.”

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices that approximate market values.

NOTE I – SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Three Months Ended September 30, 2003
Net sales
Customers	$130,489	$9,556	$--	$140,045
Intersegment	--	15,868	(15,868)	--
EBITDA	28,838	3,470	(4,906)	27,402
Three Months Ended September 30, 2002
Net sales
Customers	$126,006	$7,974	$--	$133,980
Intersegment	--	13,723	(13,723)	--
EBITDA	25,854	3,121	(3,507)	25,468

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Nine Months Ended September 30, 2003
Net sales
Customers	$378,691	$26,418	$--	$405,109
Intersegment	--	45,691	(45,691)	--
EBITDA	83,233	8,490	(15,841)	75,882
Nine Months Ended September 30, 2002
Net sales
Customers	$369,076	$21,470	$--	$390,546
Intersegment	--	38,918	(38,918)	--
EBITDA	76,749	6,129	(13,038)	69,840

NOTE I – SEGMENT AND RELATED INFORMATION (CONTINUED)

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended September 30,
(In thousands)	2003	2002
EBITDA	$27,402	$25,468
Depreciation and amortization	2,810	2,400
Interest expense, net	9,786	9,870
Provision for income taxes	5,977	5,368

Net income	$8,829	$7,830

	Nine Months Ended September 30,
(In thousands)	2003	2002
EBITDA	$75,882	$69,840
Depreciation and amortization	7,883	7,478
Interest expense, net	28,236	28,926
Extinguishment of debt	--	4,686
Provision for income taxes	16,103	11,727

Net income	$23,660	$17,023

NOTE J –CONSOLIDATING FINANCIAL INFORMATION

The Company’s Senior Notes and Senior Subordinated Notes are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE J –CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - September 30, 2003	Hanger Orthopedic Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
ASSETS
Cash and cash equivalents	$6,076	$6,009	$--	$12,085
Accounts receivable	--	110,920	--	110,920
Inventories	--	58,685	--	58,685
Prepaid expenses, other assets and income taxes receivable	540	6,235	--	6,775
Intercompany receivable	481,182	--	(481,182)	--
Deferred income taxes	5,575	--	--	5,575

Total current assets	493,373	181,849	(481,182)	194,040

Property, plant and equipment, net	4,162	36,791	--	40,953
Intangible assets, net	--	471,369	--	471,369
Investment in subsidiaries	182,747	--	(182,747)	--
Other assets	13,165	1,728	--	14,893

Total assets	$693,447	$691,737	$(663,929)	$721,255

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$--	$2,794	$--	$2,794
Accounts payable	1,247	10,489	--	11,736
Accrued expenses	3,635	1,037	--	4,672
Accrued interest payable	7,832	281	--	8,113
Accrued compensation related cost	1,536	21,593	--	23,129
Income taxes payable (receivable)	10,978	(3,546)	--	7,432

Total current liabilities	25,228	32,648	--	57,876

Long-term debt, less current portion	357,752	8,238	--	365,990
Deferred income taxes	27,419	--	--	27,419
Intercompany payable	--	481,182	(481,182)	--
Other liabilities	26	1,134	--	1,160

Total long-term liabilities	385,197	490,554	(481,182)	394,569

Total liabilities	410,425	523,202	(481,182)	452,445

Redeemable preferred stock	80,083	--	--	80,083

Common stock	211	35	(35)	211
Additional paid-in capital	154,490	7,460	(7,460)	154,490
Unearned compensation	(2,669)	--	--	(2,669)
Retained earnings	51,563	161,580	(175,792)	37,351
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	202,939	168,535	(182,747)	188,727

Total liabilities, redeemable preferred stock
and shareholders' equity	$693,447	$691,737	$(663,929)	$721,255

NOTE J – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2002	Hanger Orthopedic Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
ASSETS
Cash and cash equivalents	$570	$5,996	$--	$6,566
Accounts receivable	--	107,604	--	107,604
Inventories	--	56,454	--	56,454
Prepaid expenses, other assets and income taxes receivable	8,865	6,567	--	15,432
Intercompany receivable	513,802	--	(513,802)	--
Deferred income taxes	6,586	--	--	6,586

Total current assets	529,823	176,621	(513,802)	192,642

Property, plant and equipment, net	4,633	30,913	--	35,546
Intangible assets, net	--	459,816	--	459,816
Investment in subsidiaries	98,258	--	(98,258)	--
Other assets	22,465	1,757	--	24,222

Total assets	$655,179	$669,107	$(612,060)	$712,226

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$--	$5,181	$--	$5,181
Accounts payable	334	14,542	--	14,876
Accrued expenses	4,446	1,014	--	5,460
Accrued interest payable	7,340	167	--	7,507
Accrued compensation related cost	3,062	29,888	--	32,950

Total current liabilities	15,182	50,792	--	65,974

Long-term debt, less current portion	373,398	4,703	--	378,101
Deferred income taxes	22,965	--	--	22,965
Intercompany payable	--	513,802	(513,802)	--
Other liabilities	26	1,552	--	1,578

Total long-term liabilities	396,389	520,057	(513,802)	402,644

Total liabilities	411,571	570,849	(513,802)	468,618

Redeemable preferred stock	75,941	--	--	75,941

Common stock	203	35	(35)	203
Additional paid-in capital	150,287	7,460	(7,460)	150,287
Unearned compensation	--	--	--	--
Retained earnings	17,833	91,303	(91,303)	17,833
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	167,667	98,258	(98,258)	167,667

Total liabilities, redeemable preferred stock
and shareholders' equity	$655,179	$669,107	$(612,060)	$712,226

NOTE J –CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended September 30, 2003	Hanger Orthopedic Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
Net sales	$--	$140,045	$--	$140,045
Cost of goods sold (exclusive of depreciation and amortization)	--	64,799	--	64,799

Gross profit	--	75,246	--	75,246
Selling, general and administrative	4,906	42,938	--	47,844
Depreciation and amortization	365	2,445	--	2,810

(Loss) income from operations	(5,271)	29,863	--	24,592
Interest expense, net	9,639	147	--	9,786
Equity in earnings of subsidiaries	29,716	--	(29,716)	--

Income before taxes	14,806	29,716	(29,716)	14,806
Provision for income taxes	5,977	--	--	5,977

Net income	$8,829	$29,716	$(29,716)	$8,829

STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002
(In thousands)

Net sales	$--	$133,980	$--	$133,980
Cost of goods sold (exclusive of depreciation and amortization)	--	61,884	--	61,884

Gross profit	--	72,096	--	72,096
Selling, general and administrative	3,507	43,121	--	46,628
Depreciation and amortization	334	2,066	--	2,400

(Loss) income from operations	(3,841)	26,909	--	23,068
Interest (income) expense, net	(2,447)	12,317	--	9,870
Equity in earnings of subsidiaries	14,592	--	(14,592)	--

Income before taxes	13,198	14,592	(14,592)	13,198
Provision for income taxes	5,368	--	--	5,368

Net income	$7,830	$14,592	$(14,592)	$7,830

NOTE J – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2003	Hanger Orthopedic Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
Net sales	$--	$405,109	$--	$405,109
Cost of goods sold (exclusive of depreciation and amortization)	--	190,905	--	190,905

Gross profit	--	214,204	--	214,204
Selling, general and administrative	15,841	122,481	--	138,322
Depreciation and amortization	1,088	6,795	--	7,883

(Loss) income from operations	(16,929)	84,928	--	67,999
Interest (income) expense, net	27,797	439	--	28,236
Equity in earnings of subsidiaries	84,489	--	(84,489)	--
Extinguishment of debt	--	--	--	--

Income before taxes	39,763	84,489	(84,489)	39,763
Provision for income taxes	16,103	--	--	16,103

Net income	$23,660	$84,489	$(84,489)	$23,660

STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2002
(In thousands)

Net sales	$--	$390,546	$--	$390,546
Cost of goods sold (exclusive of depreciation and amortization)	--	184,610	--	184,610

Gross profit	--	205,936	--	205,936
Selling, general and administrative	13,040	123,056	--	136,096
Depreciation and amortization	1,007	6,471	--	7,478

(Loss) income from operations	(14,047)	76,409	--	62,362
Interest (income) expense, net	(8,325)	37,251	--	28,926
Equity in earnings of subsidiaries	39,158	--	(39,158)	--
Extinguishment of debt	4,686	--	--	4,686

Income before taxes	28,750	39,158	(39,158)	28,750
Provision for income taxes	11,727	--	--	11,727

Net income	$17,023	$39,158	$(39,158)	$17,023

NOTE J –CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2003	Hanger Orthopedic Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
Cash flows (used in) provided by operating activities	$(1,183)	$38,704	$--	$37,521

Cash flows (used in) provided by investing activities
Purchase of property, plant and equipment	(620)	(12,342)	--	(12,962)
Acquisitions and earnouts	--	(8,613)	--	(8,613)
Investment in subsidiaries	(84,489)	--	84,489	--
Intercompany dividend	14,212	(14,212)	--	--
Proceeds from sale of certain assets	5	635	--	640

Net cash (used in) provided by investing activities	(70,892)	(34,532)	84,489	(20,935)

Cash flows used in financing activities
Borrowings under revolving credit agreement	22,000	--	--	22,000
Repayments under revolving credit agreement	(32,000)	--	--	(32,000)
Proceeds from sale of Senior Notes	--	--	--	--
Repayment and termination of bank loans	--	--	--	--
Scheduled repayment of long-term debt	--	(4,159)	--	(4,159)
Increase in financing costs	(1,097)	--	--	(1,097)
Proceeds from issuance of Common Stock	1,394	--	--	1,394
Proceeds from termination of swaps	2,795	--	--	2,795
Repurchase of outstanding stock options	--	--	--	--

Net cash used in financing activities	(6,908)	(4,159)	--	(11,067)

Net (decrease) increase in cash and cash equivalents	(78,983)	13	84,489	5,519
Cash and cash equivalents, beginning of period	570	5,996	--	6,566

Cash and cash equivalents, end of period	$(78,413)	$6,009	$84,489	$12,085

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002
(In thousands)

Cash flows provided by operating activities	$26,927	$14,395	$--	$41,322

Cash flows (used in) provided by investing activities
Purchase of property, plant and equipment	(1,174)	(5,464)	--	(6,638)
Acquisitions and earnouts	--	(4,230)	--	(4,230)
Investment in subsidiaries	(39,158)	--	39,158	--
Intercompany dividend	--	--	--	--
Proceeds from sale of certain assets	--	1,492	--	1,492

Net cash (used in) provided by investing activities	(40,332)	(8,202)	39,158	(9,376)

Cash flows used in financing activities
Borrowings under revolving credit agreement	43,975	--	--	43,975
Repayments under revolving credit agreement	(92,775)	--	--	(92,775)
Proceeds from sale of Senior Notes	200,000	--	--	200,000
Repayment and termination of bank loans	(153,587)	--	--	(153,587)
Scheduled repayment of long-term debt	--	(8,474)	--	(8,474)
Increase in financing costs	(9,800)	--	--	(9,800)
Proceeds from issuance of Common Stock	3,067	--	--	3,067
Repurchase of outstanding stock options	(2,393)	--	--	(2,393)

Net cash used in financing activities	(11,513)	(8,474)	--	(19,987)

Net (decrease) increase in cash and cash equivalents	(24,918)	(2,281)	39,158	11,959
Cash and cash equivalents, beginning of period	(212)	10,255	--	10,043

Cash and cash equivalents, end of period	$(25,130)	$7,974	$39,158	$22,002

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated certain items our Statements of Operations and their percentage of our net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.3	46.2	47.1	47.3
Gross profit	53.7	53.8	52.9	52.7
Selling, general and administrative	34.1	34.8	34.2	34.8
Depreciation and amortization	2.0	1.8	1.9	1.9
Income from operations	17.6	17.2	16.8	16.0
Interest expense, net	7.0	7.4	7.0	7.4
Extinguishment of debt	--	--	--	1.2
Income before taxes	10.6	9.8	9.8	7.4
Provision for income taxes	4.3	4.0	4.0	3.0
Net income	6.3	5.8	5.8	4.4

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Sales. Net sales for the three months ended September 30, 2003 were $140.0 million, an increase of $6.0 million, or 4.5%, versus net sales of $134.0 million for the three months ended September 30, 2002. The sales growth was the result of a $2.1 million, or 1.7%, increase in same-center sales in our O&P patient-care centers, a $1.6 million, or 19.8%, increase in outside sales of the distribution segment, $1.4 million from acquired practices that are not part of the same-center calculation and a $0.5 million decrease from closed practices.

Gross Profit. Gross profit for the three months ended September 30, 2003 was $75.2 million, an increase of approximately $3.1 million, or 4.3%, versus $72.1 million for the three months ended September 30, 2002. Gross profit as a percentage of net sales for the three months ended September 30, 2003 was relatively consistent at 53.7% from 53.8% for the three months ended September 30, 2002.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2003 increased by $1.2 million compared to the three months ended September 30, 2002. Approximately $0.8 million of the increase was caused by the expenses of newly acquired practices. As a percentage of net sales, selling, general and administrative expenses decreased from 34.8% in 2002 to 34.1% in 2003 due to the 4.5% increase in net sales during the period.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2003 was $2.8 million versus $2.4 million for the three months ended September 30, 2002.

Income from Operations. Principally as a result of the above, income from operations for the three months ended September 30, 2003 was $24.6 million, an increase of $1.5 million, or 6.6%, compared to the three months ended September 30, 2002. Income from operations, as a percentage of net sales, increased to 17.6% of net sales in the three months ended September 30, 2003 versus 17.2% for the prior year’s comparable period due to increased operating leverage.

Interest Expense, Net. Interest expense in the three months ended September 30, 2003 decreased compared to the three months ended September 30, 2002 due to decreased borrowings and a reduction in LIBOR.

Income Taxes. The provision for income taxes for the three months ended September 30, 2003 was $6.0 million compared to $5.4 million for the three months ended September 30, 2002. The change in the income tax provision was due to our increased profitability. The effective rate for the three months ended September 30, 2003 and 2002 was 40.4% and 40.7%, respectively.

Net Income. As a result of the above, we recorded net income of $8.8 million for the three months ended September 30, 2003, an improvement of $1.0 million, or 12.8%, over the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net Sales. Net sales for the nine months ended September 30, 2003, were $405.1 million, an increase of $14.6 million, or 3.7%, versus net sales of $390.5 million for the nine months ended September 30, 2002. The sales growth was primarily the result of a $4.5 million, or 1.2%, increase in same-center sales in our Company’s O&P patient-care centers, a $4.9 million, or 23.0%, increase in outside sales of the distribution segment, a $2.7 million increase from acquired practices that are not part of the same-center sales calculation and a $1.5 million decrease from closed practices.

Gross Profit. Gross profit in the nine months ended September 30, 2003 was $214.2 million, an increase of $8.3 million, or 4.0%, versus $205.9 million for the nine months ended September 30, 2002. Gross profit as a percentage of net sales increased to 52.9% in the first nine months of 2003 versus 52.7% in the first nine months of 2002. The improvement in gross profit, in both dollars and as a percentage of net sales, was due to the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $2.2 million, or 1.6%, compared to the nine months ended September 30, 2002. Approximately $1.2 million of the increase was caused by the expenses of newly acquired practices. Selling, general and administrative expenses also increased as a result of costs associated with the roll-out of our new billing system and an increase in our marketing and corporate development activities. As a percent of net sales, selling, general and administrative expenses decreased from 34.8% in 2002 to 34.2% in 2003 due to the semi-fixed nature of these expenses, which consist primarily of wages and rent, coupled with the 3.7% increase in net sales during the period.

Depreciation and Amortization. Depreciation and amortization of $7.9 million for the nine months ended September 30, 2003 increased by $0.4 million, or 5.3%, over the nine months ended September 30, 2002.

Income from Operations. Principally as a result of the above, income from operations for the nine months ended September 30, 2003 was $68.0 million, an increase of $5.6 million, or 9.0%, compared to $62.4 million for the nine months ended September 30, 2002. Income from operations as a percentage of net sales increased to 16.8% of net sales in the first nine months of 2003 versus 16.0% for the prior year’s comparable period due to increased operating leverage.

Interest Expense, Net. Interest expense in the first nine months of 2003 was $28.2 million, a decrease of $0.7 million from the $28.9 million incurred in the first nine months of 2002. The decrease in dollars of interest expense was primarily attributable to a decrease in average borrowings and a reduction in LIBOR.

Extinguishment of Debt. Extinguishment of debt was $4.7 million (unamortized debt issuance costs) in the nine months ended September 30, 2002 as a result of retiring the previously existing credit facility.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2003 was $16.1 million compared to $11.7 million for the nine months ended September 30, 2002. The change in the income tax provision was due to the increase in our income before taxes. The effective rate for the nine months ended September 30, 2003 and 2002 was 40.5% and 40.8%, respectively.

Net Income. As a result of the above, we recorded net income of $23.7 million for the nine months ended September 30, 2003, compared to net income of $17.0 million for the nine months ended September 30, 2002, an improvement of $6.7 million, or 39.4%.

Financial Condition, Liquidity, and Capital Resources

Our working capital at September 30, 2003 was $136.2 million compared to $126.7 million at December 31, 2002. Current assets increased by $1.4 million and current liabilities decreased by $8.1 million. The decline in current liabilities was primarily due to our practitioners’ bonus. Our cash and cash equivalents were $12.1 million at September 30, 2003, compared to $6.6 million at December 31, 2002. The ratio of current assets to current liabilities increased to 3.4 to 1 at September 30, 2003, compared to 2.9 to 1 at December 31, 2002. Available cash under our Revolving Credit Facility increased to $93.6 million at September 30, 2003 compared to $60.0 million at December 31, 2002 due to the modification of the credit facility in the second quarter of 2003 and a $10 million reduction in outstanding debt. The Company’s debt covenants allow it to draw on the revolver on a 1:1 match based on the Company’s last-twelve-months EBITDA, as defined.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $37.5 million, compared to $41.3 million in the nine months ended September 30, 2002. The decrease was primarily due to the timing of the payment of an advance on our practitioners' bonus.

Net cash used in investing activities was $20.9 million for the nine months ended September 30, 2003, versus $9.4 million for the same period in the prior year. The increase in net cash used was primarily due to software and hardware expenditures for our new billing system.

Net cash used in financing activities was $11.1 million for the nine months ended September 30, 2003 compared to $20.0 million for the nine months ended September 30, 2002. The decrease in cash used in financing activities was primarily due to the refinancing which occurred in 2002. This decrease was partially offset by the $2.8 million proceeds from the termination of the swaps. On February 15, 2002, we received $200.0 million in proceeds from the sale of 10 3/8% Senior Notes due 2009 (“Senior Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. We also closed, concurrent with the sale of Senior Notes, a new $75.0 million senior secured revolving line of credit (“Revolving Credit Facility”). The proceeds from the sale of Senior Notes and the Revolving Credit Facility were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility.

During April 2003, the total availability under the Revolving Credit Facility was increased from $75.0 million to $100.0 million and the administrative agent was changed from BNP Paribas to GE Capital Corporation. At September 30, 2003, we had unused availability of $93.6 million under the Revolving Credit Facility.

During August 2003, we terminated our interest rate swap agreements with BNP Paribus and GE Capital Corporation. As a result of the termination, we received $2.8 million which will be recognized, using the effective interest rate method, over the term of the Senior Notes (due February 2009). The interest rate swaps were entered into in connection with the issuance of the Senior Notes in order to mitigate interest rate risk.

In October 2003, we obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“New Credit Facility”). Payments on the New Credit Facility commence December 31, 2003. The New Credit Facility incurs an interest, at our option, of LIBOR plus a variable margin rate, which was 3.9% at October 31, 2003, or a Base Rate (as defined in the debt agreement) plus a variable margin rate. The covenants of the New Credit Facility mirror those under the existing credit facilities in addition to (i) requiring us to apply cash proceeds from certain activities toward the payment of debt and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The New Credit Facility permits us to redeem up to $30 million of its outstanding redeemable preferred stock if certain criteria are met. The obligations under the New Credit Facility are guaranteed by the Company’s subsidiaries and by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries. We used the proceeds of the New Credit Facility to purchase tendered Senior Subordinated notes for an aggregate principal of $134.4 million. The balance, in addition to a draw on the Revolving Credit Facility, was used to pay a $15.5 million tender fee and approximately $3.1 million in transaction costs.

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

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At September 30, 2003, all our outstanding debt, with the exception of the Revolving Credit facility, is subject to a fixed interest rate. However, during October 2003 we obtained a $150 million variable credit facility (see discussion at Note G).

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (“SFAS 145”). Under SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as extraordinary items, unless they satisfy the criteria in Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”) where extraordinary items are stated to be distinguishable by their unusual nature and by the infrequency of their occurrence. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. In addition, under SFAS 145, certain lease modifications that have economic effects similar to sale-leaseback transactions are to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. SFAS 145 was adopted by us on January 1, 2003 and resulted in a reclassification of existing extraordinary losses on the early extinguishment of debt from an extraordinary item to a non-operating item.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The adoption of this statement had no material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should include the assets, liabilities and activities of a variable interest entity in its financial statements. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We adopted FIN 46 as of March 2003 on all potential variable interest entities created after January 1, 2003. FIN 46 is effective for financial statements issued for the first interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 identifies three classes of financial instruments that require reclassification from equity to liabilities and their measurement at fair value. SFAS 150 is applicable to financial instruments entered into or modified subsequent to May 31, 2003 and to all financial instruments at the beginning of the first interim period beginning after June 15, 2003. We have adopted the provisions of SFAS 150 as of July 1, 2003. The adoption of this statement has not had a material impact on our financial statements. In accordance with SFAS 150, the Company’s redeemable preferred stock did not require reclassification from mezzanine equity to liabilities.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting principles are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

•	Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and unearned service contract revenue. Subsequent to billing for our devices and services, disallowed sales may result if there are problems with pre-authorization or with other insurance coverage issues with third party payers. If these problems occur, they are recognized as reductions in sales. Other revenue may be uncollectible, even if properly pre-authorized and billed. In the cases when valid revenue cannot be collected, a bad debt expense is recognized. In addition to the actual bad debt expense encountered during collection activities, we estimate the amount of potential bad debt expense that may occur in the future as we collect our receivables. This estimate is based upon our historical experience as well as a detailed review of our receivable balances.

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods are stated at the lower of cost or market using the first-in, first-out (FIFO) method at our patient-care centers segment. We calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. In 2002, virtually no adjustment was required in the fourth quarter as we were more accurately estimating our cost of goods sold throughout the year. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. At our distribution segment, a perpetual inventory is maintained.

•	Intangible Assets: Excess cost over net assets acquired (“goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We completed the annual impairment test as of October 1, 2002, which did not result in the impairment of goodwill. This assessment included assumptions regarding estimated future cash flows, discount rates and other factors.

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets, if it is more likely than not the assets will be realized in future years.

Class Action

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint also names as defendants Ivan R. Sabel, the Company’s Chairman of the Board and Chief Executive Officer (and then President), and Richard A. Stein, the Company’s former Chief Financial Officer, Secretary and Treasurer (the “Class Action Lawsuit”).

The complaint alleges that during the above period of time, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, knowingly or recklessly making material misrepresentations concerning the Company’s financial results for the quarter ended September 30, 1999, and the progress of the Company’s efforts to integrate the recently-acquired operations of NovaCare O&P. The complaint further alleges that by making those material misrepresentations, the defendants artificially inflated the price of the Company’s common stock. The plaintiff seeks to recover damages on behalf of all of the class members.

The Class Action Lawsuit was dismissed on October 7, 2002 by the District Court for failure to comply with statutory requirements, and is currently being appealed.

Other

Inflation has not had a significant effect on our operations, as increased costs generally have been offset by increased prices of products and services sold. We primarily provide customized devices and services throughout the United States and are reimbursed, in a large part, by the patients’third-party insurers or governmentally-funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of our patients’ insurers and future legislation and regulatory actions.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, subordinated seller notes, and outstanding 7% Redeemable Convertible Preferred Stock. We do not have cash flow exposure to changing interest rates on these obligations because the interest and dividend rates of these securities are fixed. However, as discussed in Note G, during October 2003 we entered into a $150 million credit facility subject to a variable interest rate.

We have a $100 million Revolving Credit Facility, with an outstanding balance of $5 million at September 30, 2003, as discussed in Note G to Hanger’s Consolidated Financial Statements (“Note G”). The rates at which interest accrues under the entire outstanding balance are variable.

In the normal course of business, we are exposed to fluctuations in interest rates. We addressed this risk by using interest rate swaps. In March 2002, we entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100 million in connection with the sale of our Senior Notes, as discussed in Note G. As also discussed in Note G, these swaps were terminated in August 2003.

Variable rate debt subjects us to cash flow exposure resulting from changing interest rates, as illustrated in the table below. This table demonstrates the analysis as of September 30, 2003 of the change in cash flow related to the outstanding balance under the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS
Revolving Credit Facility	131	156	181	206	231	256	281

ITEM 4: Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2003. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

ITEM 6: Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit No. Document

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief FinancialOfficer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant toSection 906 of the Sarbanes-Oxley Act of 2002

(b)	Forms 8-K. Current Report on Form 8-K dated August 1, 2003 furnishing the press release reporting the results of the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Date: November 12, 2003	/s/ Ivan R. Sabel, CPO
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer

Date: November 12, 2003	/s/ George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2003	/s/ Glenn M. Lohrmann
Glenn M. Lohrmann
Vice President, Secretary and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No. Document

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief FinancialOfficer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant toSection 906 of the Sarbanes-Oxley Act of 2002