Form 10-Q/A
period 2003-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2003-11-24
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Amendment to Quarterly Report on Form 10-Q
for the quarterly period ended September 30, 2003

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (301) 986-0701

        The undersigned registrant hereby amends the portion of the facing page of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, regarding the number of shares outstanding of the issuer’s common stock, as set forth on the page attached hereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned duly authorized officer.

HANGER ORTHOPEDIC GROUP, INC.
	By:	/s/ George E. McHenry
Date: November 24, 2003		George E. McHenry Executive Vice President and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.

AMENDMENT TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

        The purpose of this Amendment to the Quarterly Report on Form 10-Q of Hanger Orthopedic Group, Inc. (the “Company”) for the quarterly period ended September 30, 2003 is to amend an error regarding the number of outstanding shares of the Company’s common stock as of the latest practicable date prior to the filing of the Form 10-Q on November 13, 2003. The information is hereby revised to read that as of November 10, 2003, 20,926,367 shares of common stock, $.01 par value per share, were outstanding.