Form 10-K
period 2003-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2004-03-12
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number   1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	84-0904275 (I.R.S. Employer Identification No.)
Two Bethesda Metro Center (Suite 1200), Bethesda, MD (Address of principal executive offices)	20814 (Zip Code)

Registrant's telephone number, including area code:   (301) 986-0701

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

        The aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held as of June 30, 2003 by non-affiliates of the registrant was $236,309,325 based on the $11.45 closing sale price per share of the Common Stock on the New York Stock Exchange on such date.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

Yes [X]	No [ ]

        As of March 10, 2004, the registrant had 21,211,526 shares of its Common Stock issued and outstanding.

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1.   BUSINESS.

Business Overview

        We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. In our orthotics business, we design, fabricate, fit and maintain a wide range of standard and custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process and lower the cost of rehabilitation. We are also a leading distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.

        At December 31, 2003, we operated 585 O&P patient-care centers (“patient-care centers”) in 44 states and the District of Columbia and employed 955 revenue-generating O&P practitioners (“practitioners”). Patients are referred to our local patient-care centers directly by physicians as a result of our relationships with them or through our agreements with managed care providers. Practitioners, technicians and office administrators staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

        We have increased our net sales through acquisitions, by opening new patient-care centers and through same-center net sales growth, the latter being achieved primarily through physician referral marketing initiatives. We strive to improve our local market position to enhance operating efficiencies and generate economies of scale. We generally acquire small and medium-sized O&P patient-care businesses and open new patient-care centers to achieve greater density in our existing markets.

        We acquired NovaCare Orthotics and Prosthetics, Inc. (“NovaCare O&P”) in July 1999, which at that time more than doubled our number of patient-care centers and practitioners and made us the largest operator of patient-care centers in the United States. Our acquisition of NovaCare O&P also significantly expanded our presence in the western United States and allowed us to achieve a greater density of operations in the eastern United States.

Industry Overview

        We estimate the O&P patient-care market in the United States represented approximately $2.2 billion in revenues in 2003, of which we accounted for approximately 23.3%. The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having annual revenues of less than $1.0 million and a single facility. According to the most recent American Orthotic and Prosthetic Association study, which was conducted in 1999, there are an estimated 3,300 certified prosthestists and/or orthotists and approximately 2,850 O&P patient-care centers in the United States. We do not believe that any of our competitors account for a market share of more than 2.0% of the country’s total estimated O&P patient-care services revenue.

        The care of O&P patients is part of a continuum of rehabilitation services including diagnosis, treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician’s diagnosis. A patient’s course of treatment is generally determined by an orthopedic surgeon, vascular surgeon or physiatrist, who writes a prescription and refers the patient to an O&P patient-care services provider for treatment. A practitioner then, using the prescription, consults with both the referring physician and the patient to formulate the design of an orthotic or prosthetic device to meet the patient’s needs.

        The O&P industry is characterized by stable, recurring revenues, primarily resulting from the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient-care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including:

        Aging U.S. Population. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. There is a direct correlation between age and the onset of diabetes and vascular disease, which is the leading cause of amputations. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility expectations and improved technology of O&P devices, we believe the elderly will seek orthopedic rehabilitation services and products more often.

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

        Increased Efforts to Reduce Healthcare Costs. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. We believe that significant cost savings can be achieved through the early use of O&P services and products. The provision of O&P services and products in many cases reduces the need for more expensive treatments, thus representing a cost savings to third-party payors.

        Advancing Technology. The range and effectiveness of treatment options for patients requiring O&P services have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled patients to replace older O&P devices with new O&P products that provide greater comfort, protection and patient acceptability. As a result, treatment can be more effective or of shorter duration, giving the patient greater mobility and a more active lifestyle. Advancing technology has also increased the prevalence and visibility of O&P devices in many sports, including skiing, running and tennis.

Competitive Strengths

        The combination of the following competitive strengths will enable us to continue to increase our net sales, net income and market share:

•	Leading market position, with an approximate 23.3% share of total industry revenues and operations in 44 states and the District of Columbia, in a fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify and test emerging technology;

-	train practitioners to utilize leading O&P device technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Full O&P product offering, with a balanced mix between orthotics services and products, which represented 39.6% of our patient-care net sales, and prosthetics services and products, which represented 51.9% of our patient-care net sales during the year ended December 31, 2003. (Other services and products represented 8.5% of our patient-care net sales);

•	Practitioner bonus plans that financially reward revenue-generating practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 73 O&P businesses since 1992, with purchase prices ranging from less than $100,000 to $50 million and representing over 256 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

Business Strategy

        Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Continue to improve our performance by:

-	improving the utilization and efficiency of administrative and corporate support services; and

-	enhancing margins;

•	Increase our market share and net sales by:

-	contracting with national and regional managed care providers, who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and

-	improving billing for services provided by our patient-care centers through the implementation of standardized billing procedures, which will improve the accuracy and timeliness of invoices for services we render to our customers;

•	Selectively acquire small and medium-sized O&P patient-care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	training and continuing education;

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Business Description

Patient-Care Services

        As of December 31, 2003, we provided O&P patient care services through 585 patient-care centers and 955 practitioners in 44 states and the District of Columbia. Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely supervise each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        An attending physician determines a patient’s treatment, writes a prescription and refers the patient to one of our patient-care centers. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the formulation of the prescription for, and design of, an orthotic or prosthetic device to meet the patient’s need.

        The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. Prosthetic devices are custom fabricated by technicians and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit and the balance is prefabricated but custom fit.

        Custom devices are fabricated by our skilled technicians using the plaster castings, measurements and designs made by our practitioners. The Company has recently developed and begun rolling out the Insignia system, which replaces plaster casting of a patient’s residual limb with the generation of a computer scanned image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. A program or scheduled follow-up and maintenance visits are used to provide post-fitting treatment, including adjustments or replacements as the patient’s physical condition and lifestyle change.

        To provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient-care centers. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly shorten the rehabilitation process. The quality of our products and the success of our technological advances have generated broad media coverage, enhancing our brand equity among payors, patients, and referring physicians.

        We offer technologically advanced O&P products, including: (i) the Otto Bock C-LegTM, an advanced computerized prosthetic knee system that allows patients to walk and to ascend or descend stairs with a normal stride; (ii) Comfort-FlexTM sockets, which are flexible sockets that are more comfortable for patients to wear; and (iii) a myo-electric upper extremity prosthesis, which is a neuromuscular-activated prosthesis.

        A substantial portion of our O&P services involves treatment of a patient in a non-hospital setting, such as our patient-care centers, a physician’s office, an out-patient clinic or other facility. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prosthetic devices.

Patient-Care Center Administration

        We provide all senior management, accounting, accounts payable, payroll, sales and marketing, management information systems, real estate, acquisitions and human resources services for our patient-care centers on either a centralized or out-sourced basis. As a result, we are able to provide these services more efficiently and cost-effectively than if these services had to be generated at each patient-care center. Moreover, the centralization or out-sourcing of these services permits our revenue-generating practitioners to allocate a greater portion of their time to patient-care activities by reducing their administrative responsibilities. Each individual patient-care center is responsible for its own billing and collections of accounts receivable, which is monitored centrally. On a case-by-case basis, we assume responsibility for collecting past due receivables, either by pursuing collections ourselves or outsourcing collections to a third-party.

        We also develop and implement programs designed to enhance the efficiency of our patient-care centers. These programs include: (i) sales and marketing initiatives to attract new-patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the establishment of shared fabrication and centralized purchasing activities, which provides access to component parts and products within two business days at prices that are typically lower than traditional procurement methods; (v) the accumulation of vendor pricing data and Company-wide distribution of a vendor pricing analysis; and (vi) access to expensive, state-of-the-art equipment that is financially more difficult for smaller, independent businesses to obtain.

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), which is one of the nation’s leading O&P distributors. For the year ended December 31, 2003, 36.7% or approximately $35.3 million of SPS’ distribution sales were to third-party O&P services providers, and the balance of approximately $60.8 million represented intercompany sales to our patient-care centers. SPS inventories approximately 15,000 items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Georgia, and Texas, which allows us to deliver products via ground shipment to anywhere in the United States within two business days.

        Our distribution business enables us to:

•	lower our material costs by negotiating purchasing discounts from manufacturers;

•	reduce our patient-care center inventory levels and improve inventory turns through centralized purchasing control;

•	quickly access prefabricated and finished O&P products;

•	perform inventory quality control; and

•	encourage our patient-care centers to use clinically appropriate products that enhance our profit margins.

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

Satellite Patient-Care Center Development

        In addition to growth generated by our acquisition of patient-care centers, we have historically developed new satellite patient-care centers in existing markets with underserved demand for O&P services. These satellite patient-care centers require less capital to develop than complete patient-care centers because the satellite patient-care centers usually consist of only a waiting room and patient fitting rooms, but without a fabrication laboratory for creating O&P devices. A practitioner will spend one or two days each week in a satellite patient-care center treating patients from that area.

        These newly developed satellite patient-care centers also tend to receive new patient referrals from nearby hospitals and physicians. While a partial revenue shift occurs from the practitioner’s main patient-care center to the satellite patient-care center because the practitioner is now seeing some of the same patients out of a new satellite patient-care center, the additional patient volume in the satellite patient-care center increases the practitioner’s overall revenue. If demand for O&P services at a satellite patient-care center increases beyond the ability of the practitioner to service it one or two days a week, we will staff the satellite office on a full-time basis.

Sources of Payment

        The principal reimbursement sources for our O&P services are:

•	private payor/third-party insurer sources, which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation and similar sources;

•	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in fee schedules for 10 regional service areas;

•	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•	the U.S. Veterans Administration, with which we have entered into contracts to provide O&P services and products.

        We estimate that Medicare, Medicaid and the U.S. Veterans Administration, in the aggregate, accounted for approximately 44.8%, 43.9%, and 40.5% of our net sales in 2003, 2002 and 2001, respectively. These payors have set maximum reimbursement levels for O&P services and products. In November 2003, Congress enacted legislation that freezes reimbursement levels from Medicare for all O&P services at current levels for all of calendar 2004, 2005, and 2006. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

        We provide O&P services and products to eligible veterans pursuant to several contracts with the U.S. Veterans Administration. The U.S. Veterans Administration establishes its reimbursement rates for itemized services and products on a competitive bidding basis. The contracts, awarded on a non-exclusive basis, establish the amount of reimbursement to the eligible veteran if the veteran should choose to use our services and products. We have been awarded U.S. Veterans Administration contracts in the past and expect that we will obtain additional contracts when our present agreements expire. Net sales from our contracts with the U.S. Veterans Administration represent less than 5% of total net sales.

        In addition to referrals from physicians, we enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third-party payor. These contracts typically have a stated term of one year and automatically renew annually. These contracts generally may be terminated without cause by either party on 60 to 90 days’ notice or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered.

Suppliers

        We purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from approximately 2,640 suppliers across the country. These devices, components and materials are used in the products we offer in our patient-care centers throughout the country. Currently, only three of our third-party suppliers account for more than 5% of our total patient care purchases.

Sales and Marketing

        The individual practitioners in the local patient-care centers historically have conducted our sales and marketing efforts. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically are not involved in more advanced marketing techniques.

        We have developed a centralized marketing department whose goal is to remove the majority of the sales and marketing responsibilities from the individual practitioner, enabling the practitioner to focus his or her efforts on patient care. Our marketing department targets the following:

•	Marketing and public relations. We continue to increase the visibility of the “Hanger” name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•	Business Development. We have dedicated personnel in each of our regions of operation who are responsible for arranging seminars, clinics and forums to increase the individual communities’ awareness of the “Hanger” name. These personnel are responsible for training the practitioners in the individual patient-care centers in that community on certain limited marketing techniques.

•	Contracting. We have sales and marketing personnel who are dedicated to increasing the number of nationwide and local contracts that we have with payors or referral sources. These personnel will evaluate our current contracts and determine whether we should explore the renegotiation of any of their terms.

Acquisitions

        In 2003, we continued with our acquisitions, acquiring five additional O&P companies operating a total of 19 patient-care centers located in California, Virginia, Washington and Texas. The aggregate purchase price paid by us for the 2003 acquisitions, excluding potential earn-out provisions, was $14.9 million. During 2002, we acquired two O&P companies that had a total of seven patient-care centers located in Maryland, Ohio, and Pennsylvania, for a total of $6.1 million, excluding potential earn-out provisions.

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

        We also compete for the retention and recruitment of qualified practitioners. In certain markets, the demand for practitioners exceeds the supply of qualified personnel. If the availability of these practitioners begins to decline in our markets it may be more difficult for us to attract qualified practitioners to staff our patient-care centers or to expand our operations.

Special Note On Forward-Looking Statements

        Some of the statements contained in this report discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

•	our indebtedness and the impact of increases in interest rates on such indebtedness;

•	the demand for our orthotic and prosthetic services and products;

•	our ability to integrate effectively the operations of businesses that we plan to acquire in the future;

•	our ability to maintain the benefits of our performance improvement plans;

•	our ability to attract and retain qualified orthotic and prosthetic practitioners;

•	changes in federal Medicare reimbursement levels and other governmental policies affecting orthotic and prosthetic operations;

•	changes in prevailing interest rates and the availability of favorable terms of equity and debt financing to fund the anticipated growth of our business;

•	changes in, or failure to comply with, federal, state and/or local governmental regulations; and

•	liabilities relating to orthotic and prosthetic services and products and other claims asserted against us.

        For a discussion of important risks of an investment in our securities, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We do not have any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

We incurred net losses in the fourth quarter of 2003 and for the years ended December 31, 2001 and 2000, and could incur net losses in the future.

Following the NovaCare O&P acquisition, we incurred net losses of $14.0 million and $8.9 million for the years ended December 31, 2000 and 2001, respectively. For the years ended December 31, 2002 and 2003, however, we generated net income of $23.6 million and $16.2 million, respectively. We incurred a net loss in the fourth quarter of 2003, principally due to the loss on the purchase of our Senior Subordinated Notes and the premium paid and resulting loss on the repurchase of our Redeemable Convertible Preferred Stock. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 44.8%, 43.9%, and 40.5% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. See previous discussion under “Sources of Payment” and later discussion under “Government Regulation.” In November 2003 Congress legislated a three-year freeze on Medicare reimbursement levels beginning January 1, 2004 on all O&P services.

If we cannot collect our accounts receivable and effectively manage our inventory, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

As of December 31, 2003 and 2002, our accounts receivable over 120 days represented approximately 19.2% and 25.0% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2003 and 2002, we recorded a $1.0 million decrease and a $0.2 million increase in inventory, respectively. Because our gross profit percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

If we are unable to effectively implement our new billing system, O/P/S, it could affect our ability to properly generate bills for our services and our ability to collect our accounts receivable.

During 2003 and 2002, we incurred substantial costs in the development and testing of our new billing system, O/P/S. We will implement O/P/S across substantially all of our patient-care centers by the end of the second quarter of 2004. There are no guarantees that O/P/S will work as designed or as intended. If we are unable to effectively implement O/P/S, it could have a material adverse effect on our ability to properly generate bills for our services and our ability to collect our accounts receivable.

If we are unable to maintain good relations with our suppliers, our existing purchasing discounts may be jeopardized, which could adversely affect our net sales.

We currently enjoy significant purchasing discounts with most of our suppliers, and our ability to sustain our gross margins has been, and will continue to be, dependent, in part, on our ability to continue to obtain favorable discount terms from our suppliers. These terms may be subject to changes in suppliers’ strategies, from time to time, which could adversely affect our gross margins over time. The profitability of our business depends, in part, upon our ability to maintain good relations with these suppliers.

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

We contract with various federal and state governmental agencies to provide O&P services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•	refunding of amounts we have been paid pursuant to our government contracts;

•	imposition of fines, penalties and other sanctions on us;

•	loss of our right to participate in various federal programs;

•	damage to our reputation in various markets; or

•	material and/or adverse effects on the business, financial condition, and results of operations.

We may be unable to successfully integrate and operate other O&P businesses that we acquire in the future.

Part of our business strategy involves the acquisition and integration of small and medium-sized O&P businesses. We may not be able to successfully consummate and/or integrate future acquisitions. We continuously review acquisition prospects that would complement our existing operations, increase our size and allow us to expand into under-served geographic areas or otherwise offer growth opportunities. The financing for these acquisitions could significantly dilute our investors or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management's attention from our core business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have no or limited experience;

•	dilutive issuances of equity securities;

•	incurrence of substantial debt;

•	assumption of contingent liabilities; and

•	incurrence of significant immediate write-offs.

Our failure to successfully complete the integration of future acquisitions could have a material adverse effect on our results of operations, business and financial condition.

Government Regulation

        We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. In November 2003 Congress legislated a three-year freeze on reimbursement levels for all O&P services starting January 1, 2004.

        Medical Device Regulation. We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act and accompanying regulations. We believe that the products we distribute, including O&P devices, accessories and components, are exempt from the FDA’s regulations for pre-market clearance of approval requirements and from requirements relating to quality system regulation (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, and are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by the FDA for non-compliance with FDA requirements, we cannot assure that we would be found to be or to have been in compliance at all times. Non-compliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results or operations.

        Fraud and Abuse. Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs, including Medicare, Medicaid, U.S. Veterans Administration health programs and the Department of Defense’s TRICARE program, formerly known as CHAMPUS. These laws, which include but are not limited to, antikickback laws, false claims laws, physician self-referral laws, and federal criminal healthcare fraud laws, are discussed in further detail below. We believe our billing practices, operations, and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure that such requirements will not be interpreted by a governmental authority in a manner inconsistent with our interpretation and application. The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations and/or refund payments to the government. Such refunds could be significant and could also lead to the imposition of significant penalties. Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

        Antikickback Laws. Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal healthcare program (including Medicare, Medicaid, the U.S. Veterans Administration health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Some courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of a payment is to induce referrals or other business.

        Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing a small number of business arrangements that will not be subject to scrutiny under the law. These “Safe Harbors” describe activities that may technically violate the act, but which are not considered to be illegal provided that they meet all the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the antikickback statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states also have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

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

        HIPAA Violations. The Health Insurance Portability and Accountability Act (“HIPAA”) provides for criminal penalties for, among other offenses, healthcare fraud, theft or embezzlement in connection with healthcare, false statements related to healthcare matters, and obstruction of criminal investigation of healthcare offenses. Unlike the federal antikickback laws, these offenses are not limited to federal healthcare programs.

        In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal healthcare program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of “remuneration” are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts.

        These laws may apply to certain of our operations. As noted above, we have established various types of discount programs or compensation or other financial arrangements with individuals and entities who purchase our products and services and/or refer patients to our patient-care centers. We also bill third-party payors and other entities for items and services provided at our patient-care centers. While we endeavor to ensure that our discount programs, compensation and other financial arrangements, and billing practices comply with applicable laws, such programs, arrangements and billing practices could be subject to scrutiny and challenge under HIPAA.

        False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information. Each of our patient-care centers is responsible for preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we could face liability for presenting or causing to be presented such claims.

        Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the “Stark II” law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for “designated health services” – including prosthetic and orthotic devices and supplies – if the physician or the physician’s immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare or Medicaid program a claim for payment in violation of Stark II.

        With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity’s shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders’ equity exceeding $75.0 million for its most recent fiscal year, or as an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians that have ownership interests in our business should not trigger liability under Stark II.

        With respect to compensation arrangements, there are exceptions under Stark II that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer. We believe that our compensation arrangements comply with Stark II, either because the physician’s relationship fits within a regulatory exception or does not generate prohibited referrals. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we must rely on physicians and their immediate family members to avoid making referrals to us in violation of Stark II or similar state laws. If, however, we receive a prohibited referral without knowing that the referral was prohibited, our submission of a bill for services rendered pursuant to a referral could subject us to sanctions under Stark II and applicable state laws.

        Certification and Licensure. Most states do not require separate licensure for practitioners. However, several states currently require practitioners to be certified by an organization such as the American Board for Certification.

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

        Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as “protected health information”) by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions (“Covered Entities”). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements (“the transactions/code sets standards”). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and we must comply with the security standards by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. The new requirements have had significant effect on the manner in which we handle health data and communicate with payors. Our new billing system, O/P/S, which is scheduled to be substantially integrated by the end of the second quarter of 2004, is designed to meet these requirements.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2003, we had an average of 3,007 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Technicians	Administrative	Distribution	Shared Services
Hanger Prosthetics & Orthotics, Inc.	959	627	1,129	--	--
Southern Prosthetic Supply, Inc.	--	--	--	104	--
Hanger Orthopedic Group, Inc.	--	--	--	--	188

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

We also provide a series of ongoing training programs to improve the professional knowledge of our practitioners. For example, we have an annual Education Fair which is attended by over 800 of our practitioners and consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, basic accounting and business courses and other courses which allow the practitioners to fulfill their ongoing continuing education requirements.

Insurance

We currently maintain insurance coverage for malpractice liability, product liability, workers’ compensation and property damage. Our general liability insurance coverage is $2.0 million per incident, with a $25.0 million umbrella insurance policy. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

Our Website

Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Section 16 filings (i.e. Forms 4 and 5) as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee of our board of directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial and accounting officers; as well as our Corporate Governance Guidelines, as required by the Sarbanes-Oxley Act of 2002 and the rules of the New York Stock Exchange. Information contained on our website is not part of this report.

ITEM 2.   PROPERTIES.

        As of December 31, 2003, we operated 585 patient-care centers and facilities in 44 states and the District of Columbia. Of these, 23 buildings that house a patient-care center are owned by us. We also own real estate in New York and Pennsylvania that currently are not in use. The remaining centers are occupied under leases expiring between the years of 2004 and 2017. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

The following table sets forth the number of our patient-care centers located in each state:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	10	Louisiana	11	North Carolina	14
Arizona	20	Maine	5	North Dakota	1
Arkansas	6	Maryland	7	Ohio	33
California	66	Massachusetts	9	Oklahoma	11
Colorado	10	Michigan	6	Oregon	15
Connecticut	12	Minnesota	8	Pennsylvania	30
Delaware	1	Mississippi	11	South Carolina	12
District of Columbia	1	Missouri	16	South Dakota	2
Florida	37	Montana	6	Tennessee	15
Georgia	25	Nebraska	9	Texas	22
Illinois	28	Nevada	5	Virginia	7
Indiana	13	New Hampshire	2	West Virginia	9
Iowa	8	New Jersey	11	Washington	12
Kansas	9	New Mexico	5	Wisconsin	5
Kentucky	9	New York	29	Wyoming	2
				check	585

We also own one distribution facility in Texas, and lease two distribution facilities in California and Georgia. We lease our corporate headquarters in Bethesda, Maryland. Substantially all of our properties are pledged to collateralize bank indebtedness. See Note H to our Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS.

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against us in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint alleged that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and through these material misrepresentations, artificially inflated the price of our common stock. The Class Action Lawsuit was initially dismissed by the District Court for failure to comply with statutory requirements but an appeal was subsequently filed by the plaintiff. On January 5, 2004, the United States Court of Appeals for the Fourth Circuit affirmed its dismissal of the class action lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding our current executive officers and certain of our subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	58	Chairman of the Board, Chief Executive Officer and Director
Thomas F. Kirk	58	President, Chief Operating Officer and Director
Richmond L. Taylor	55	Executive Vice President, President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc.
George E. McHenry	51	Executive Vice President and Chief Financial Officer
Ron N. May	57	President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
Glenn M. Lohrmann	49	Vice President, Secretary and Controller
Jason P. Owen	30	Treasurer
Edward L. Mitzel	44	Vice President and Chief Information Officer
Michael F. Murphy	43	Vice President, Marketing and Business Development
Brian A. Wheeler	43	Vice President, Human Resources

        Ivan R. Sabel, CPO has been our Chairman of the Board of Directors and Chief Executive Officer since August 1995 and was our President from November 1987 to January 2002. Mr. Sabel also served as the Chief Operating Officer from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President, Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by us in 1986. Mr. Sabel is a Certified Prosthetist and Orthotist (“CPO”), a former clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Government Relations Committee of the American Orthotic and Prosthetic Association (“AOPA”), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee, a current member of the U.S. Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves on the Board of Directors of Mid-Atlantic Medical Services, Inc., a company engaged in the healthcare management services business, and a member of the Medical Advisory Board of DJ Orthopedics, Inc., a manufacturer of knee braces. Mr. Sabel has been a director since 1986.

        Thomas F. Kirk has been our President and Chief Operating Officer since January 2002. From September 1998 to January 2002, Mr. Kirk was a principal with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.), a management consulting company retained by Hanger to facilitate its reengineering process. From May 1997 to August 1998, Mr. Kirk served as Vice President, Planning, Development and Quality for FPL Group, a full service energy provider located in Florida. From April 1996 to April 1997, he served as Vice President and Chief Financial Officer for Quaker Chemical Corporation in Pennsylvania. From December 1987 to March 1996, he served as Senior Vice President and Chief Financial Officer for Rhone-Poulenc, S.A. in Princeton, New Jersey and Paris, France. From March 1977 to November 1988, he was employed by St. Joe Minerals Corp., a division of Fluor Corporation. Prior to this he held positions in sales, commercial development, and engineering with Koppers Co., Inc. Mr. Kirk holds a Ph.D. degree in strategic planning/marketing, and an M.B.A. degree in finance, from the University of Pittsburgh. He also holds a Bachelor of Science degree in mechanical engineering from Carnegie Mellon University. He is a registered professional engineer and a member of the Financial Executives Institute.

        Richmond L. Taylor is our Executive Vice President, and the President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc., our two wholly-owned subsidiaries which operate all of our patient-care centers. Previously, Mr. Taylor served as the Chief Operating Officer of NovaCare O&P from June 1996 until July 1999, and held the positions of Region Vice-President and Region President of NovaCare O&P for the West Region from 1989 to June 1996. Prior to joining NovaCare O&P, Mr. Taylor spent 20 years in the healthcare industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

        George E. McHenry has been our Executive Vice President and Chief Financial Officer since October 2001. From 1987 until he joined us in October 2001, Mr. McHenry served as Executive Vice President, Chief Financial Officer and Secretary of U.S. Vision, Inc., an optical company with 600 locations in 47 states. Prior to joining U.S. Vision, Inc., he was employed principally as a Senior Manager by the firms of Touche Ross & Co. (now Deloitte & Touche) and Main Hurdman (now KPMG LLP) from 1974 to 1987. Mr. McHenry is a Certified Public Accountant and received a Bachelor of Science degree in accounting from St. Joseph’s University.

        Ron N. May has been our President and Chief Operating Officer of Southern Prosthetic Supply, Inc., our wholly-owned subsidiary that distributes orthotic and prosthetic products, since December 1998. From January 1984 to December 1998, Mr. May was Executive Vice President of the distribution division of J.E. Hanger, Inc. of Georgia until that company was acquired by us in November 1996. Mr. May also currently serves as a Board Member of the O&P Athletic Fund.

        Glenn M. Lohrmann has been our Vice President, Secretary and Controller since July 2001, and is the Vice President and Secretary of each of Hanger Prosthetics & Orthotics, Inc., OPNET, Inc., Southern Prosthetic Supply, Inc. and HPO, Inc. From August 1985 to July 2001, Mr. Lohrmann served in senior financial positions with a large medical faculty practice, various teaching hospitals, an HMO, and the corporate office of Inova Health System. Mr. Lohrmann also worked for Ernst & Young from January 1978 to August 1985, including service at their National Health Care Office. Mr. Lohrmann is a Certified Public Accountant and holds a B.S. degree in Accounting and a M.B.A. degree from the University of Maryland.

        Jason P. Owen has been our Treasurer since August 2001. Previously, Mr. Owen served as our Vice President Strategic Planning from 2000 to 2001. Mr. Owen also served as our Director of Business Development from 1998 to 1999, during which time he was jointly responsible for our small to medium-sized acquisitions. Prior to joining us, Mr. Owen spent five years in the banking industry with GE Capital and SunTrust Bank, during which time he held positions responsible for portfolio management, origination, capital markets and treasury management services. Mr. Owen holds an M.B.A. degree in finance from Georgia State University. He also holds a Bachelor of Business Administration degree in finance from Georgia Southern University.

        Edward L. Mitzel has been our Vice President and Chief Information Officer since April 2002. Prior to joining Hanger, he was Director of Information Technology at Provident Mutual Financial Services and has held senior information technology positions with an international construction/marketing company and a long-term care development/management company. Mr. Mitzel holds a B.S. degree in Business Administration and a Masters degree in Economics from the University of Baltimore and a M.A.S. degree in Information Technology from Johns Hopkins University.

        Michael F. Murphy has been our Vice President, Marketing and Business Development since December 2002.  Prior to joining Hanger, he held senior healthplan operations leadership positions with CIGNA Healthcare and was Chief Marketing Officer for two leading ancillary managed care companies. Mr. Murphy holds a B.A. degree in History from Holy Cross College.

        Brian A. Wheeler has been our Vice President, Human Resources since November, 2002. Prior to joining Hanger, he was the Vice President of Human Resources for Rhodia Inc., a wholly-owned U.S. subsidiary of the French Specialty Chemicals Company. Mr. Wheeler holds a B.A. degree in Political Science from the University of Florida.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our Common Stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol “HGR.” The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2003	High	Low
First Quarter	$14.19	$10.08
Second Quarter	12.10	9.05
Third Quarter	16.05	11.13
Fourth Quarter	17.05	14.95

Year Ended December 31, 2002	High	Low
First Quarter	$10.35	$6.02
Second Quarter	15.19	11.05
Third Quarter	17.70	10.50
Fourth Quarter	16.74	12.49

        At March 10, 2004, there were approximately 401 holders of record of our Common Stock.

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

Equity Compensation Plan

        The following table sets forth information as of December 31, 2003 regarding our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by security holders	3,169,511	$9.37	1,049,238
Not approved by security holders	461,000	6.34	N/A

Total	3,630,511		1,049,238

Unregistered Sales of Securities.

        During the years ended December 31, 2003, 2002 and 2001, we issued no securities without registration under the Securities Act of 1933 (“Securities Act”), except as set forth below.

        On February 15, 2002, we sold $200.0 million principal amount of 10 3/8% Senior Notes due 2009 (“Senior Notes”) to four institutional investors in connection with an offering of the Senior Notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to other persons outside the U.S. in reliance on Regulation S under the Securities Act. Issuance of the Senior Notes to the four initial purchasers was exempt from registration under Section 4(2) of the Securities Act. The four initial purchasers were Lehman Brothers Inc., J. P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. The Senior Notes were sold for cash to the initial purchasers at 97% of the principal amount thereof. The approximately $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million borrowed under our Revolving Credit Facility, were used to pay related fees and expenses and to retire the approximately $228.4 million outstanding indebtedness under our previously existing credit facility as of February 15, 2002.

        In connection with the aforementioned sale of the Senior Notes, we entered into a Registration Rights Agreement that required us to file with the SEC an Exchange Offering Registration Statement with respect to the Senior Notes within ninety days of closing the sale. On May 13, 2002, we commenced an offer to exchange the privately-placed, unregistered Senior Notes with new Senior Notes that had been registered under the Securities Act of 1933, as amended, on our Registration Statement on Form S-4 filed with the SEC. The exchange offer expired on June 11, 2002. All of the previously issued unregistered Senior Notes were exchanged for registered Senior Notes. The new notes are substantially identical to the previously issued unregistered notes except that the new notes are free of the transfer restrictions that applied to the unregistered notes.

On July 23, 2002, we agreed to repurchase 601,218 of the shares underlying the option issued to AlixPartners, LLC (formerly Jay Alix & Associates, Inc., “JA&A”) for a payment of $3.98 per share, or a total of $2.4 million, which was paid during the third quarter of 2002 and recorded as a reduction in additional paid-in capital. On July 23, 2002, our Common Stock opened for trading at $12.00 per share. In accordance with our agreement with JA&A, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the remaining 601,218 shares underlying the outstanding option in order to permit JA&A to sell the shares of our stock that it may acquire upon exercise of the option. JA&A also agreed to permanently amend its contract with us so that the payment of future success fees, if any, would be made only in cash. We concluded our relationship with JA&A in 2002 without the payment of any additional success fees.

ITEM 6.   SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
(In thousands, except per share data)
Net sales	$547,903	$525,534	$508,053	$486,031	$346,826
Cost of goods sold (exclusive of depreciation and amortization)	258,383	247,068	245,269	255,861	172,621

Gross profit	289,520	278,466	262,784	230,170	174,205
Selling, general and administrative	194,473	184,072	178,571	172,899	110,450
Depreciation and amortization	10,690	9,892	11,613	10,303	6,100
Amortization of excess cost over net assets acquired (1)	--	--	13,073	13,025	7,958
Other charges (2)	(213)	1,860	24,438	2,364	6,340

Income from operations	84,570	82,642	35,089	31,579	43,357
Interest expense, net	36,278	38,314	43,065	47,072	22,177
Extinguishment of debt (3)	20,082	4,686	--	--	--

Income (loss) before taxes	28,210	39,642	(7,976)	(15,493)	21,180
Provision (benefit) for income taxes	11,971	16,072	907	(1,497)	10,194

Net income (loss)	16,239	23,570	(8,883)	(13,996)	10,986
Preferred stock dividend and accretion	5,342	5,202	4,858	4,538	2,155
Premium paid and loss on redemption of preferred stock (4)	2,120	--	--	--	--

Net income (loss) applicable to common stock	$8,777	$18,368	$(13,741)	$(18,534)	$8,831

Basic Per Common Share Data
Net income (loss)	$0.42	$0.94	$(0.73)	$(0.98)	$0.47

Shares used to compute basic per common share amounts	20,813	19,535	18,920	18,910	18,855

Diluted Per Common Share Data (5)
Net income (loss)	$0.39	$0.86	$(0.73)	$(0.98)	$0.44

Shares used to compute diluted per common share amounts	22,234	21,457	18,920	18,910	20,005

(1)	We discontinued amortization related to goodwill and other indefinite-lived intangible assets commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(2)	The 2003 results reflect the write-off of $0.2 million of restructuring accruals on lease payments that were renegotiatedc The 2002 results include payments made to a prior workman's compensation carrier related to claims for the 1995 through 1998 policy years and a non-cash charge related to the write-off of abandoned leaseholds of $1.3 million and $0.6 million, respectively. The 2001 results include impairment, restructuring, and improvement costs of $24.4 million, comprised of: (i) a non-cash charge of approximately $4.8 million related to stock compensation to JA&A for services rendered; (ii) restructuring charges of $3.7 million recorded in the second quarter of 2001 principally related to severance and lease termination expenses; (iii) an asset impairment loss of approximately $8.1 million incurred in connection with the October 9, 2001 sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. ("SOGI"); and (iv) approximately $7.8 million of other charges primarily NovaCare O&P.

(3)	The 2003 charge of $20.1 million relates to the tender offer for the purchase of the Senior Subordinated Notes. The 2002 charge of $4.7 million, represented the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of 10 3/8% Senior Notes with a principal amount of $200.0 million due 2009 and the establishment of a $75.0 million senior secured revolving line of credit.

(4)	The 2003 amount corresponds to the repurchase of 22,119 shares of Redeemable Convertible Preferred Stock.

(5)	Excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock into Common Stock as it is considered anti-dilutive. For 2001 and 2000, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2001 and 2000.

Balance Sheet Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
(In thousands)
Cash and cash equivalents	$15,363	$6,566	$10,043	$20,669	$5,735
Working capital	143,289	126,668	109,216	133,690	118,428
Total assets	740,364	712,226	699,907	761,818	750,081
Total debt	409,436	383,282	397,827	460,433	451,617
Redeemable convertible preferred stock	51,463	75,941	70,739	65,881	61,343
Shareholders' equity	180,091	167,667	145,674	154,380	172,914

Other Financial Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
(In thousands)
Capital expenditures	$17,932	$9,112	$6,697	$9,845	$12,598
Gross margin	52.8%	53.0%	51.7%	47.4%	50.2%
Net cash provided by (used in):
Operating activities	$57,097	$47,534	$51,166	$3,607	$(224)
Investing activities	(27,477)	(18,012)	1,105	4,624	(444,995)
Financing activities	(20,823)	(32,999)	(62,897)	6,703	441,271

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care services segment, which generated approximately 93.6% of our net sales in 2003, and the distribution of O&P components segment, which accounted for 6.4% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

Patient Care

We generate sales primarily from patient-care services related to the fabrication, fitting and maintenance of O&P devices. Same-center sales growth represents the aggregate increase or decrease of our patient-care centers’ sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. During 2003, same-center sales increased by 1.6% over 2002. Our net sales growth in 2002 was also principally driven by 4.6% same-center sales growth. We acquired five additional patient-care centers during 2003. We operated 585 and 583 patient-care centers at December 31, 2003 and 2002, respectively, and three distribution facilities at both December 31, 2003 and 2002.

Our revenues and results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first quarter of each year, together with a greater degree of patients’ sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have generally contributed to lower net sales in the first quarter.

In our patient-care segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted in the fourth quarter after the annual physical inventory is taken and compiled and a new accrual rate is established.

We believe that the expansion of our business through a combination of continued same-center sales growth, which has averaged 4.3% over the last three years, the addition of new facilities and a program of selective acquisitions are critical to the continued improvement in our profitability.

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $96.1 million in 2003 with $60.8 million, or 63.3%, of total net sales made to our patient-care centers, and $35.3 million, or 36.7%, made to our competitors.

SPS has three distribution centers strategically located in the United States. SPS is able to fill virtually any order within 48 hours of receipt. The ability to quickly fill orders allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Net income did not meet management’s expectations in 2003 due principally to disappointing sales growth in our patient-care centers. However, for the third consecutive year, we generated in excess of $45.0 million in cash flows from operations and had available over $30.0 million to pay down debt. We also completed two finance transactions in the fourth quarter of 2003 that we expect will reduce interest expense and accreted dividends on our Redeemable Convertible Preferred Stock, and increase earnings per share in 2004.

Looking ahead, we expect to complete a major infrastructure project by the third quarter of 2004 with the rollout of our new billing system, O/P/S. We also will continue to roll out our new Insignia scanning system, which we believe will improve operations in our patient-care centers.

We expect our continued investment in marketing, both in local sales force and in personnel and systems to support national contracts, will enable us to increase our market share in 2004.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

•	Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient provided that (i) there are no uncertainities regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectibility is deemed probable. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts. Subsequent to billing for our devices and services, disallowed sales may result if there are problems with pre-authorization or with other insurance coverage issues with third-party payors. If these problems occur, they are recognized as reductions to sales. Revenue may be uncollectible, even if properly pre-authorized and billed. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and prepaid tuition and fees received from students enrolled in our practitioner education program.

In the cases when valid revenue cannot be collected, a bad debt expense is recognized. In addition to the actual bad debt expense encountered during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a detailed review of our receivable balances.

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes. In 2003 and 2002, unfavorable and favorable adjustments, respectively, were made in the fourth quarter as a result of completing the physical inventory. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Intangible Assets: Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess Goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We completed the annual impairment test as of October 1, 2003, which did not result in the impairment of Goodwill.

Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.2	47.0	48.3
Gross profit	52.8	53.0	51.7
Selling, general and administrative	35.4	35.0	35.1
Depreciation and amortization	2.0	1.9	2.3
Amortization of excess cost over net assets acquired	--	--	2.6
Other charges	--	0.4	4.8
Income from operations	15.4	15.7	6.9
Interest expense, net	6.6	7.2	8.5
Extinguishment of debt	3.7	0.9	--
Income (loss) before taxes	5.1	7.6	(1.6)
Provision for income taxes	2.1	3.1	0.1
Net income (loss)	3.0	4.5	(1.7)

Year ended December 31, 2003 compared with the year ended December 31, 2002

Note: Certain 2002 costs have been reclassified between Cost of Goods Sold and Selling, General and Administrative costs to conform to the current year presentation.

Net Sales. Net sales for the year ended December 31, 2003 were $547.9 million, an increase of $22.4 million, or 4.3%, versus net sales of $525.5 million for the year ended December 31, 2002. The net sales growth was primarily the result of an $8.0 million, or 1.6%, increase in same-center sales in our patient-care centers, a $10.8 million, or 2.1%, increase as a result of sales from newly acquired practices and a $5.8 million, or 19.6%, increase in outside sales of the distribution segment. The increase in same center sales in our patient-care centers was principally due to an increase in the sale of prosthetic devices. Sales of orthotic devices in our existing practices were flat compared to the prior year. Sales in fiscal 2003 were negatively impacted by budget issues in several states that resulted in the reduction or in some cases termination of Medicaid benefits. The increase in outside sales by our distribution segment was principally the result of the addition of new product lines and an increase in the number of outside sales personnel.

Gross Profit. Gross profit for the year ended December 31, 2003 was $289.5 million, an increase of $11.0 million, or 3.9%, compared to gross profit of $278.5 million for the year ended December 31, 2002. Gross profit as a percentage of net sales remained relatively unchanged at 52.8% in 2003 versus 53.0% in 2002. The percentage decrease was the result of the decrease in gross profit as a percentage of net sales for the distribution segment to 18.5% in 2003 versus 18.8% in 2002. Gross profit for the patient-care segment remained constant at 53.0% for both 2003 and 2002. During 2003, material and labor costs increased $8.5 million, or 6.0%, and $2.8 million, or 2.7%, respectively, from the prior year, principally due to the increase in net sales.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2003 increased by $10.4 million, or 5.7%, compared to the year ended December 31, 2002. Selling, general and administrative expenses as a percentage of net sales increased to 35.4% in 2003 from 35.0% in 2002. The increase in selling, general and administrative expenses was primarily due to (i) a $5.7 million increase in salaries, travel, and selling expense primarily associated with staffing our marketing initiative, corporate governance costs, and staffing related to recently acquired practices; (ii) a $1.7 million increase in bad debt expense related to the increase in net sales; and (iii) $2.7 million in increased rent and occupancy costs associated principally with acquired patient-care centers.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2003 amounted to $10.7 million, an 8.1% increase in such costs versus $9.9 million for the year ended December 31, 2002.

Other Charges. Other charges for the year ended December 31, 2003, amounted to income of $0.2 million compared to expenses of $1.9 million in 2002. See “Other Charges” below for additional information regarding other charges incurred in 2003 and 2002.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2003 was $84.6 million, an increase of $1.9 million, or 2.3%, from the year ended December 31, 2002. Income from operations as a percentage of net sales decreased by 0.3 percentage points to 15.4% for the year ended December 31, 2003 from 15.7% for the year ended December 31, 2002.

Interest Expense, Net. Net interest expense for the year ended December 31, 2003 was $36.3 million, a decrease of $2.0 million from the $38.3 million incurred in 2002. The decrease in interest expense was primarily attributable to a reduction in market interest rates.

Extinguishment of Debt. Costs recorded in connection with the extinguishment of debt in 2003 amounted to $20.1 million, a $15.4 million increase over prior year. The 2003 charge includes costs related to the repurchase of the Senior Subordinated Notes and a $4.1 million write-off of debt issuance costs previously capitalized relating to the Senior Subordinated Notes. The 2002 charge of $4.7 million ($2.8 million net of tax) for the year ended December 31, 2002, represented the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of 10 3/8% Senior Notes with a principal amount of $200.0 million due 2009 and the establishment of a $75.0 million senior secured revolving line of credit.

Income Taxes. The provision for income taxes for the year ended December 31, 2003 was $12.0 million compared to $16.1 million for the year ended December 31, 2002. The decrease in the income tax provision was primarily due to the $20.1 extinguishment of debt charge recognized in 2003. The effective tax rate for 2003 increased to 42.4% compared to 40.5% for 2002 due to the impact of the $20.1 million in tender fees.

Net Income. As a result of the above, we recorded net income of $16.2 million for the year ended December 31, 2003, compared to $23.6 million in the prior year.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Note: Certain 2002 and 2001 costs have been reclassified between Cost of Goods Sold and Selling, General and Administrative costs to conform to the current year presentation.

Net Sales. Net sales for the year ended December 31, 2002 were $525.5 million, an increase of $17.4 million, or 3.4%, versus net sales of $508.1 million for the year ended December 31, 2001. The net sales growth was primarily the result of a 4.6% increase in same-center sales in our patient-care practices and a $0.2 million, or 0.7%, increase in outside sales of the distribution segment offset by a $4.9 million, or 0.9%, reduction in net sales due to the sale of Seattle Orthopedic Group, Inc. (“SOGI”), our manufacturing segment, in October 2001.

Gross Profit. Gross profit for the year ended December 31, 2002 was $278.5 million, an increase of $15.7 million, or 6.0%, compared to gross profit of $262.8 million for the year ended December 31, 2001. Gross profit as a percentage of net sales increased to 53.0% in 2002 versus 51.7% in 2001. Specifically, for the patient-care segment, gross profit, as a percentage of net sales remained relatively constant at 53.0% in 2002 versus 53.4% in 2001. Gross profit, as a percentage of net sales, for the distribution segment increased to 18.8% in 2002 versus 14.0% in 2001. The improvement in gross profit, in both dollars and as a percentage of net sales, in both segments was due to a reduction in labor, improved efficiency of operations, and lower material costs, due to a concentration of purchasing which resulted in larger discounts, as well as to the increase in net sales. During 2002, labor costs decreased $1.4 million over the prior year. Material costs increased $3.2 million in terms of absolute dollars, however, as a percentage of net sales, material costs decreased to 27.1% compared to 27.4% in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2002 increased by $5.5 million, or 3.1%, compared to the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% in 2002 compared to 35.1% in 2001. The dollar increase in selling, general and administrative expenses was primarily due to a $5.8 million increase in our practitioners’ performance-based bonus program resulting from increased collections and decreased labor and material costs.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 amounted to $9.9 million, a 59.9% decrease in such costs versus the $24.7 million for the year ended December 31, 2001. The decrease was due primarily to the discontinuation of amortization related to excess cost over net assets acquired commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which had been $13.1 million during 2001, and secondarily, the sale of SOGI in 2001 which was $0.9 million.

Other Charges. Other charges for the year ended December 31, 2002, amounted to $1.9 million compared to $24.4 million in 2001. The other charges in 2002 consisted of the following costs: (i) payments of approximately $1.3 million made to a prior workman’s compensation carrier related to claims for the 1995 through 1998 policy years, and (ii) a non-cash charge of approximately $0.6 million related to the write-off of abandoned leaseholds. See “Other Charges” below for additional information regarding other charges incurred in 2002 and 2001.

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

Interest Expense, Net. Net interest expense for the year ended December 31, 2002 was $38.3 million, a decrease of $4.8 million from the $43.1 million incurred in 2001. The decrease in interest expense was primarily attributable to a decrease in average borrowings and a reduction in market interest rates.

Extinguishment of Debt. The 2002 balance of $4.7 million ($2.8 million net of tax) represented the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of 10 3/8% Senior Notes with a principal amount of $200.0 million due 2009 and the establishment of a $75.0 million senior secured revolving line of credit.

Income Taxes. The provision for income taxes for the year ended December 31, 2002 was $16.1 million compared to $0.9 million for the year ended December 31, 2001. The change in the income tax provision was due to our profitability.

Net income. As a result of the above, we recorded net income of $23.6 million for the year ended December 31, 2002, compared to net loss of $8.9 million in the prior year, an improvement of $32.5 million.

Other Charges

Restructuring and Integration Costs

In connection with the acquisition of NovaCare O&P on July 1, 1999, we implemented a restructuring plan that contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. As of December 31, 2000, the planned reduction in work force had been completed and we closed all patient-care centers that were identified for closure in 1999. During the year ended December 31, 2001, management reversed $0.8 million of the lease termination restructuring reserve as a result of favorable lease buyouts and subleasing activity. The remaining lease payments on these closed patient-care centers were paid through 2003. See Note E to the Consolidated Financial Statements for restructuring and integration costs rollforward table.

In January 2001, we developed, with the assistance of AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; “JA&A”), a comprehensive performance improvement program aimed at improving cash collections, reducing working capital requirements and improving operating performance. In connection with these initiatives, we recorded $4.5 million in restructuring and asset impairment costs. These initiatives called for the closure of certain patient-care centers and the termination of 135 employees. During 2001, the lease restructuring component of the plan was amended and additional properties, which were originally contemplated but not finalized, were added to the list of restructured facilities. As of December 31, 2002, all of the contemplated employee terminations and property closures had taken place. During 2003, we reduced our accrual for lease payments related to the restructured facilities by $0.2 million as a result of favorable renegotiations of the lease terms. All payments have been made under the severance initiative and all payments for lease costs are expected to be paid by December 31, 2012.

Performance Improvement Costs

In 2001, we recorded $12.7 million in cash and non-cash charges associated with performance improvement initiatives. These charges were comprised of $7.9 million in fees and costs, primarily related to payments of $5.7 million made to JA&A for consulting and success fees, and a $4.8 million non-cash charge related to stock compensation paid JA&A for their services.

During 2002, these initiatives became part of our normal operations and the savings associated with their implementation are reflected in our financial performance. These and other new initiatives related to accounts receivable, material and labor efficiencies, and information systems continue to be evaluated and implemented to improve our operations and financial position.

Impairment Loss on Assets Held for Sale

In connection with the analysis of our continuing business, we determined that the manufacture of orthotic and prosthetic components and devices was not one of our core businesses as it represented only 0.9% of our net sales for the year ended December 31, 2001. In July 2001, we agreed to the general terms of a sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. to United States Manufacturing Company, LLC (“USMC”) for $20.0 million. The sale resulted in our recording an asset impairment loss of $8.1 million, as the net book value of the assets was $26.2 million, while net proceeds from the sale of the assets were $18.1 million.

Financial Condition, Liquidity and Capital Resources

We generated strong cash flows in 2003, with over $57.0 million in cash from operations. Approximately $17.0 million was used to reinforce and improve our infrastructure. We also utilized our excess cash reserves to repurchase $30.0 million of our Redeemable Convertible Preferred Stock and to refinance our 11¼% Senior Subordinated Notes in the fourth quarter. We expect that these transactions will reduce interest expense and accreted dividends on our Redeemable Convertible Preferred Stock, and improve cash flows in 2004.

Our working capital at December 31, 2003 was approximately $143.3 million compared to $126.7 million at December 31, 2002. The $16.6 million increase in working capital was attributable principally to an increase in (i) cash and cash equivalents, (ii) accounts receivable due to the high sales volume in December 2003 compared to the prior year, and (iii) inventory due to acquisitions and increased inventory at SPS to support their new product lines. Our cash and cash equivalents amounted to $15.4 million at December 31, 2003 and $6.6 million at December 31, 2002. The ratio of current assets to current liabilities was 3.1 to 1 at December 31, 2003 compared to 2.9 to 1 at December 31, 2002. Availability under our revolving line of credit increased to $64.0 million at December 31, 2003 compared to $60.0 million at December 31, 2002.

Net cash provided by operating activities for the year ended December 31, 2003 was $57.1 million, compared to $47.5 million in the prior year. The increase was due principally to the collection of an $8.4 million income tax receivable.

Net cash used in investing activities was $27.5 million for the year ended December 31, 2003, versus $18.0 million in the prior year. Cash used in investing activities consisted principally of $3.6 million related to the cost of our new billing system, $0.1 million related to the Insignia scanning system, $4.8 million in renovations in our leased patient-care centers and $10.5 million related to acquisitions and earn-outs.

Net cash used in financing activities was $20.8 million for the year ended December 31, 2003 compared to $33.0 million for the year ended December 31, 2002. Cash was used principally for the repurchase of $30.0 million of our outstanding Redeemable Convertible Preferred Stock, a $20.1 million tender fee paid in connection with the refinancing of our 11¼% Senior Subordinated Notes and scheduled payments of Subordinated Seller Notes. As mentioned previously, the Company also tendered for $134.4 million of its Senior Subordinated Notes principally with the proceeds of a new $150.0 million Term Loan.

Term Loan

In October 2003, we obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis until maturity. The Term Loan incurs interest, at our option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2003, the interest rates have been adjusted to LIBOR plus 2.75%. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring us to apply cash proceeds from certain activities toward the repayment of debt and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted us to repurchase up to $30.0 million of outstanding Redeemable Convertible Preferred Stock in November 2003 when certain criteria were met. The obligations under the Term Loan are guaranteed by our subsidiaries and by a first priority perfected security interest in our subsidiaries’ shares, all of our assets and all of the assets of our subsidiaries.

Senior Notes

On February 15, 2002, we received $200.0 million in proceeds from the sale of the 10 3/8% Senior Notes due 2009 (“Senior Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. We also closed, concurrent with the sale of Senior Notes, a new $75.0 million senior secured revolving line of credit (“Revolving Credit Facility”). The proceeds from the sale of Senior Notes and the Revolving Credit Facility were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility. In addition to the aforementioned proceeds, we received $3.9 million in proceeds from the exercise of stock options, offset by: (i) payment of approximately $2.4 million to JA&A to repurchase 601,218 shares underlying an outstanding option to purchase shares of our Common Stock, (ii) scheduled principal payments of $11.3 million on our long-term debt, (iii) an additional net pay down of $21.5 million of our Revolving Credit Facility and (iv) an additional payment of $1.7 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility.

The Senior Notes mature on February 15, 2009 and do not require any prepayments of principal prior to maturity. Interest on the Senior Notes accrues from February 15, 2002, and is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002. Payment of principal and interest on the Senior Notes is guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. On and after February 15, 2006, we may redeem all or part of the Senior Notes at 105.188% of principal amount during the 12 month period commencing on February 15, 2006, at 102.594% of principal amount if redeemed during the 12-month period commencing on February 15, 2007, and at 100% of principal amount if redeemed on or after February 15, 2008. Before February 15, 2005, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.375% of the principal amount thereof, plus interest, with the cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of Senior Notes remains outstanding after the redemption. Upon the occurrence of certain specified change of control events, unless we have exercised our option to redeem all the Senior Notes and Senior Subordinated Notes as described above, each holder of a Senior Note will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The terms of the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

Revolving Credit Facility

The Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions led by GE Capital, is a senior secured revolving credit facility providing for loans of up to $100.0 million and will terminate on February 15, 2007. Borrowings under the Revolving Credit Facility will bear interest, at our option, at an annual rate equal to LIBOR plus a variable margin rate or the Base Rate (as defined in the debt agreement) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. At December 31, 2003, the interest rates have been adjusted to LIBOR plus 3.00%. Our obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries’ shares, all of our assets and all of the assets of our subsidiaries. We can prepay borrowings under the Revolving Credit Facility at any time without premium or penalty. The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions. As of December 31, 2003, we were in compliance with these covenants.

Redeemable Convertible Preferred Stock

During November 2003, we repurchased 22,119 shares of our outstanding Redeemable Convertible Preferred Stock for a total price of $31.7 million, and paid a premium of $1.7 million and incurred a loss of $0.4 million.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Senior Notes, Senior Subordinated Notes, Term Loan and obligations under the Revolving Credit Facility. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
(In thousands)
Long-term debt	4,944	3,735	3,497	33,586	2,718	358,332	406,812
Operating leases	23,602	18,311	13,876	10,001	6,252	7,218	79,260
Unconditional purchase commitments (1)	9,000	9,000	--	--	--	--	18,000
Other long-term obligations	1,466	1,364	381	62	62	78	3,413

Total contractual cash obligations	$39,012	$32,410	$17,754	$43,649	$9,032	$365,628	$507,485

(1)	Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Supply Commitments

In October 2001, we entered into a supply agreement with USMC, under which we agreed to purchase certain products and components for use solely by the patient-care centers during a five-year period following the date of the agreement. In connection with the supply agreement, $3.0 million was placed in escrow. We satisfied our obligation to purchase from USMC at least $8.5 million and $7.5 million of products and components in 2003 and 2002, respectively, which were the first two years following the date of the agreement. Accordingly, in October 2003 and November 2002, the escrow agent released $1.0 million in escrowed funds to the Company for the satisfaction of such purchase obligations, leaving $1.0 million in escrow at December 31, 2003.

In addition, we were obligated to purchase from USMC at least $9.5 million of products and components during the third year following the agreement, subject to certain adjustments. Furthermore, in the event purchases from USMC during each of the fourth and fifth years of the agreement were less than approximately $8.7 million, we would have been obligated to pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years under the agreement were less than approximately $8.7 million. The penalties in the fourth and fifth years of the agreement would have been capped at $0.9 million per year.

We have executed a Master Amendment with Seattle Systems (as the successor of USMC), dated as of October 9, 2003, pursuant to which the supply agreement and escrow arrangement relating thereto between us and USMC/Seattle Systems have been amended in the following material ways: (i) to reduce the remaining life under the supply agreement from three years to two years, with the new termination date now being October 8, 2005, (ii) to require that minimum annual purchases aggregate at least $9.0 million for each of the two new purchase years under the Master Amendment, (iii) to reflect that all purchases of products and components from Seattle Systems by us and all of our affiliates, including our distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), for use by our patient-care centers and/or for resale by SPS to third-party users in the O&P industry, are counted towards our satisfaction of the minimum annual purchases required to be made by us under the Master Amendment, (iv) to reflect that $1.0 million still remains in escrow, and that we will receive $0.5 million of that escrow amount if we make minimum annual purchases of at least $9.0 million for the first new purchase year and that we will receive the remaining $0.5 million of that escrow amount if we make minimum annual purchases of at least $9.0 million for the second new purchase year under the Master Amendment, and (v) to amend provisions relating to shipping terms and discounts. If we do not make such minimum annual purchases for any such purchase year, then the $0.5 million escrow payment for that purchase year shall be released from escrow to Seattle Systems.

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

	2003	2002	2001	2000	1999
Patient-care centers	585	583	597	620	617
Revenue-generating O&P practitioners (1)	955	962	983	888	962
Number of states (including D.C.)	45	45	45	45	42
Same-center net sales growth (2)	1.6%	4.6%	6.8%	6.0%	4.1%

(1)	Includes only revenue-generating practitioners for 2003, 2002, and 2001.

(2)	Represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. In 2002, we entered into $100.0 million fixed-to-floating interest rate swaps, consisting of floating rate instruments benchmarked to LIBOR. The swaps were entered into in connection with the consummation of our $200.0 million Senior Notes obligation in order to balance our exposure to fixed rate debt instruments. During 2003, we terminated the interest rate swaps and as a result, received $2.8 million, which we will recognize as a reduction of interest expense, using the effective interest rate method, over the remaining term of the Senior Subordinated Notes.

New Accounting Standards

Refer to our discussion of new accounting standards in Note B of the audited consolidated financial statements.

Other

Inflation has not had a significant effect on our operations, as increased costs to us generally have been offset by increased prices of products sold.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of December 31, 2003 we have cash flow exposure to the changing interest rates on the Term Loan and Revolving Credit Facility, the other obligations have fixed interest or dividend rates.

We have a $100 million revolving line of credit, with an outstanding balance of $30.0 million at December 31, 2003, as discussed in Note H to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2003, we had three contracts outstanding which fixed LIBOR at 1.2%, 1.6%, and 1.2%, and were set to expire on March 22, 2004, February 4, 2004, and March 15, 2004, respectively.

Presented below is an analysis of our financial instruments as of December 31, 2003 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$3,620	$4,370	$5,120	$5,870	$6,620	$7,370	$8,120
Revolving Credit Facility	801	951	1,101	1,251	1,401	1,551	1,701

	$4,421	$5,321	$6,221	$7,121	$8,021	$8,921	$9,821

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

Quarterly Financial Data

(In thousands, except per share data)

2003	Quarter Ended
	(unaudited)
	Mar 31	Jun 30	Sep 30	Dec 31
Net Sales	$126,128	$138,936	$140,045	$142,794
Gross Profit	65,438	73,520	75,246	75,316
Net Income (loss)	5,478	9,353	8,829	(7,421)
Diluted per Common Share Net Income (Loss) (1)	$0.19	$0.35	$0.33	$(0.52)

2002	Quarter Ended
	(unaudited)
	Mar 31	Jun 30	Sep 30	Dec 31
Net Sales	$123,510	$133,056	$133,980	$134,988
Gross Profit	63,973	69,867	72,096	72,531
Net Income	1,522	7,671	7,830	6,547
Diluted per Common Share Net Income (1)	$0.01	$0.29	$0.30	$0.24

(1) For 2002 and the quarters ended March 31 and December 31, 2003, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the quarter ended December 31, 2003, excludes the effect of options to purchase shares of common stock as a result of the net loss.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.	CONTROLS AND PROCEDURES.

        We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures (“Disclosure Controls”), are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

        Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on the Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Office have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

        Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

The following financial statements are included in a separate section of this Report immediately following the signature pages.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Three Years Ended December 31, 2003

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2003

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2003

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule:

Schedule II —Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

See Part (c) of this Item 15.

(b)	Reports on Form 8-K:

Reports on Form 8-K were filed during the quarter ended December 31, 2003 are hereby incorporated by reference. On November 6, 2003, a Report on Form 8-K was filed announcing the results of the Company’s third quarter operations. On November 24, 2003, a Report on Form 8-K was filed to announce the Company’s repurchase of $30.0 million of its outstanding 7% Redeemable Convertible Preferred Stock.

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

3(b)	Certificate of Amendment of the Registrant’s Certificate of Incorporation (which, among other things, changed the Registrant’s corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Current Report on Form 10-K dated February 13, 1990.)

3(c)	Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

3(d)	Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant’s Current Report on Form 8-K dated May 15, 1989.)

3(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of the Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Current Report on Form 8-K dated February 13, 1990.)

3(f)	Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(g)	Certificate of Designation, Rights and Preferences of 7% Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant’s Current Report of Form 8-K dated July 1, 1999.)

3(h)	Certificate of Elimination of Class A, B, C, D, E and F Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

3(i)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated May 15, 1989.)

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

10(d)	Form of Stock Option Agreements, dated as of August 13, 1990, between Hanger Orthopedic Group, Inc. and Thomas P. Cooper, James G. Hellmuth, Walter F. Abendschein, Jr., Norman Berger, Bruce B. Grynbaum and Joseph S. Torg. (Incorporated herein by reference to Exhibit 10(rrr) to the Registrant’s Registration Statement on Form S-2, File No. 33-37594.) *

10(e)	1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Proxy Statement, dated July 28, 1999, relating to the Registrant’s Annual Meeting of Stockholders held on September 8, 1999.)*

10(f)	1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Registration Statement on Form S-8 (File No. 33-63191).)*

10(g)	Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)

10(h)	Asset purchase Agreement, dated as of May 8, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997.)

10(i)	Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(j)	Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(k)	Stock Purchase Agreement, dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K dated July 15, 1999.)

10(l)	Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank Trust National Association, as Trustee. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

10(m)	Form of First Supplemental Indenture, dated as of August 12, 1999, to Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank Trust National Association, as Trustee. (Filed with original Registration Statement on Form S-4 on August 12, 1999.)

10(n)	Credit Agreement, dated as of June 16, 1999, among the Registrant, various bank lenders, and The Chase Manhattan Bank, as administrative agent, collateral agent and issuing bank, Chase Securities Inc., as lead arranger and book manager, Bankers Trust Company, as syndication agent, and Paribas, as documentation agent. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(o)	Senior Subordinated Note Purchase Agreement, dated as of June 9, 1999, relating to 11.25% Senior Subordinated Notes due 2009, among the Registrant, Deutsche Banc Securities Inc., Chase Securities Inc. and Paribas Corporation. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(p)	Registration Rights Agreement, dated as of June 16, 1999, by and among the Registrant, Deutsche Banc Securities, Inc., Chase Securities Inc. and Paribas Corporation, relating to the 11.25% Senior Subordinated Notes due 2009. (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(q)	Securities Purchase Agreement, dated as of June 16, 1999, Relating to 7% Redeemable Preferred Stock, among the Registrant, Chase Equity Associates, L.P. and Paribas North America, Inc. (Incorporated herein by reference to Exhibit 10(e) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(r)	Investor Rights Agreement, dated July 1, 1999, among the Registrant, Chase Equity Associates, L.P. and Paribas North America, Inc. (Incorporated herein by reference to Exhibit 10(f) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(s)	Purchase Agreement, dated as of February 8, 2002, among Hanger Orthopedic Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(t)	Indenture, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors and Wilmington Trust Company as trustee, relating to the 10 3/8% Senior Notes due 2009. (Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(u)	Registration Rights Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. (Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

10(v)	Credit Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., BNP Paribas Securities Corp. as administrative agent, and various other lenders. (Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(w)	Employment Agreement, dated as of April 29, 1999, between the Registrant and Ivan R. Sabel. (Incorporated herein by reference to Exhibit 10(r) to the Registrant’s Registration Statement on Form S-4 (File No. 333-85045).)*

10(x)	Employment Agreement, dated as of July 1, 1999, between the Registrant and Rick Taylor. (Incorporated herein by reference to Exhibit 10(u) to the Registrant’s Registration Statement on Form S-4 (File No. 333-85045).)*

10(y)	Employment Agreement, dated as of November 1, 1996, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(w) to the Registrant’s Registration Statement on Form S-4 (File No. 333-85045).)*

10(z)	Employment Agreement, dated as of August 29, 2001, between the Registrant and George McHenry. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)*

10(aa)	Employment Agreement, dated as of January 2, 2002, between the Registrant and Thomas Kirk. (Incorporated herein by reference to Exhibit 10 (dd) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)*

10(bb)	2002 Stock Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement, dated April 30, 2003, relating to the Registrant’s Annual Meeting of Stockholders held on May 30, 2003. (File No. 001-10670).)*

10(cc)	2003 Non-Employee Directors’ Stock Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement, dated April 30, 2003, relating to the Registrant’s Annual Meeting of Stockholders held on May 30, 2003. (File No. 001-10670).)*

10(dd)	Amended and Restated Credit Agreement, dated as of October 3, 2003, between the Registrant, various lenders and General Electric Capital Corporation, as administrative agent. (Filed herewith.)

10(ee)	Master Amendment, dated as of October 9, 2003, between the Registrant, Seattle Systems, Inc.(formerly known as USMC Corp., the successor in interest to United States Manufacturing Company, LLC, and which merged with and into OPMC Acquisition Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc. (formerly known as Seattle Orthopedic Group, Inc.) (Filed herewith.)

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

21	List of Subsidiaries of the Registrant. (Filed herewith.)

23	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

*	Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Date: March 11, 2004	By:	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2004	By:	/s/ Ivan R. Sabel, CPO
Ivan R. Sabel, CPO Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 11, 2004	By:	/s/ George E. McHenry
George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2004	By:	/s/ Glenn M. Lohrmann
Glenn M. Lohrmann Vice President, Secretary and Controller (Principal Accounting Officer)

Date: March 11, 2004	By:	/s/ Thomas F. Kirk
Thomas F. Kirk President, Chief Operating Officer and Director

Date: March 11, 2004	By:	/s/ Edmond E. Charrette
Edmond E. Charrette, M.D. Director

Date: March 11, 2004	By:	/s/ Thomas P. Cooper
Thomas P. Cooper, M.D. Director

Date: March 11, 2004	By:	/s/ Cynthia L. Feldmann
Cynthia L. Feldmann Director

Date: March 11, 2004	By:	/s/ Eric Green
Eric Green Director

Date: March 11, 2004	By:	/s/ C. Raymond Larkin, Jr.
C. Raymond Larkin, Jr. Director

Date: March 11, 2004	By:	/s/ H.E. Thranhardt
H.E. Thranhardt, CPO Director

INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.
Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2003
and 2002	F-2
Consolidated Statements of Operations for the Three
Years Ended December 31, 2003	F-4
Consolidated Statements of Changes in Shareholders'
Equity for the Three Years Ended December 31, 2003	F-5
Consolidated Statements of Cash Flows for the Three
Years Ended December 31, 2003	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Hanger Orthopedic Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board Statement No. 142, (Goodwill and Other Intangible Assets), effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP McLean, Virginia March 5, 2004

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,363	$6,566
Accounts receivable, less allowance for doubtful accounts
of $3,875 and $8,649 in 2003 and 2002, respectively	116,479	107,604
Inventories	60,643	56,454
Prepaid expenses, other assets and income taxes receivable	10,160	15,432
Deferred income taxes	8,748	6,586

Total current assets	211,393	192,642

PROPERTY, PLANT AND EQUIPMENT
Land	3,562	3,743
Buildings	6,073	6,715
Machinery and equipment	18,857	17,110
Computer and software	28,755	17,990
Furniture and fixtures	11,093	10,353
Leasehold improvements	23,484	18,671

Total property, plant and equipment, gross	91,824	74,582
Less accumulated depreciation and amortization	48,554	39,036

Total property, plant and equipment, net	43,270	35,546

INTANGIBLE ASSETS
Excess cost over net assets acquired	468,930	453,988
Patents and other intangible assets, $10,232 less accumulated
amortization of $5,274 and $4,404 in 2003 and 2002, respectively	4,958	5,828

Total intangible assets, net	473,888	459,816

OTHER ASSETS
Debt issuance costs, net	10,816	13,741
Other assets	997	10,481

Total other assets	11,813	24,222

TOTAL ASSETS	$740,364	$712,226

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2003	2002
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,944	$5,181
Accounts payable	17,959	14,876
Accrued expenses	5,232	5,482
Accrued interest payable	9,103	7,507
Accrued compensation related costs	30,866	32,928

Total current liabilities	68,104	65,974
LONG-TERM LIABILITIES
Long-term debt, less current portion	404,492	378,101
Deferred income taxes	34,326	22,965
Other liabilities	1,888	1,578

Total liabilities	508,810	468,618

PREFERRED STOCK
7% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share	51,463	75,941

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
21,491,101 shares and 20,277,180 shares issued and
outstanding in 2003 and 2002, respectively	215	203
Additional paid-in capital	156,521	150,287
Unearned compensation	(2,599)	--
Retained earnings	26,610	17,833

	180,747	168,323
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	180,091	167,667

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$740,364	$712,226

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(Dollars in thousands, except share and per share amounts)

	2003	2002	2001

Net sales	$547,903	$525,534	$508,053
Cost of goods sold (exclusive of depreciation and amortization)	258,383	247,068	245,269

Gross profit	289,520	278,466	262,784
Selling, general and administrative	194,473	184,072	178,571
Depreciation and amortization	10,690	9,892	11,613
Amortization of excess cost over net assets acquired	--	--	13,073
Other charges	(213)	1,860	24,438

Income from operations	84,570	82,642	35,089
Interest expense, net	36,278	38,314	43,065
Extinguishment of debt	20,082	4,686	--

Income (loss) before taxes	28,210	39,642	(7,976)
Provision for income taxes	11,971	16,072	907

Net income (loss)	16,239	23,570	(8,883)
Preferred stock dividend and accretion	5,342	5,202	4,858
Premium paid and loss on redemption of preferred stock	2,120	--	--

Net income (loss) applicable to common stock	$8,777	$18,368	$(13,741)

Basic Per Common Share Data
Net income (loss)	$0.42	$0.94	$(0.73)

Shares used to compute basic per common share amounts	20,813,456	19,535,272	18,920,094

Diluted Per Common Share Data
Net income (loss)	$0.39	$0.86	$(0.73)

Shares used to compute diluted per common share amounts	22,234,361	21,456,994	18,920,094

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Years Ended December 31, 2003
(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance, December 31, 2000	18,910	$190	$146,498	$0	$8,348	$(656)	$154,380
Preferred dividends declared	--	--	(4,784)	--	--	--	(4,784)
Accretion of Redeemable Convertible Preferred Stock	--	--	(74)	--	--	--	(74)
Net loss	--	--	--	--	(8,883)	--	(8,883)
Issuance of Common Stock in connection
with the exercise of stock options	77	--	250	--	--	--	250
Issuance of stock options in connection
with the performance improvement plan	--	--	4,785	--	--	--	4,785
Issuance of Common Stock in connection
with the exercise of warrants	71	1	(1)	--	--	--	--

Balance, December 31, 2001	19,058	191	146,674	--	(535)	(656)	145,674
Preferred dividends declared	--	--	--	--	(5,128)	--	(5,128)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(74)	--	(74)
Net income	--	--	--	--	23,570	--	23,570
Issuance of Common Stock in connection
with the exercise of stock options	1,219	12	3,905	--	--	--	3,917
Tax benefit associated with the exercise of stock options	--	--	2,101	--	--	--	2,101
Repurchase of outstanding stock options	--	--	(2,393)	--	--	--	(2,393)

Balance, December 31, 2002	20,277	203	150,287	--	17,833	(656)	167,667
Preferred dividends declared	--	--	--	--	(5,271)	--	(5,271)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(71)	--	(71)
Premium paid and loss on redemption of
Redeemable Convertible Preferred Stock	--	--	--	--	(2,120)	--	(2,120)
Net income	--	--	--	--	16,239	--	16,239
Issuance of Common Stock in connection	--
with the exercise of stock options	805	8	2,936	--	--	--	2,944
Issuance of Common Stock in connection
with the exercise of warrants	193	2	(2)	--	--	--	--
Tax benefit associated with the exercise of stock options	--	--	356	--	--	--	356
Issuance of restricted stock	216	2	2,944	(2,599)	--	--	347

Balance, December 31, 2003	21,491	$215	$156,521	$(2,599)	$26,610	$(656)	$180,091

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$16,239	$23,570	$(8,883)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Extinguishment of debt	20,082	4,686	--
Tax benefit associated with exercise of stock options	356	2,101	--
(Gain)/loss on disposal of assets	(233)	1,036	7,997
Provision for bad debts	21,392	19,738	21,961
Depreciation and amortization	10,690	9,892	11,613
Amortization of excess cost over net assets acquired	--	--	13,073
Amortization of debt issuance costs	2,511	2,307	2,747
Deferred income taxes	9,198	10,842	(328)
Compensation expense on restricted stock	347	--	--
Amortization of terminated interest rate swaps	(171)	--	--
Restructuring costs	(213)	--	3,688
Stock-based compensation in connection with performance improvement plan	--	--	4,785
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(28,332)	(22,632)	(15,851)
Inventories	(3,791)	(306)	2,043
Prepaid expenses, other assets, and income taxes receivable	5,298	(8,684)	6,543
Other assets	1,092	933	417
Accounts payable	3,035	(1,960)	1,483
Accrued expenses, accrued interest payable, and income taxes payable	1,497	3,542	(12,278)
Accrued compensation related costs	(2,209)	3,905	11,798
Other liabilities	309	(1,436)	358

Net cash provided by operating activities	57,097	47,534	51,166

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,932)	(9,112)	(6,697)
Acquisitions and earnouts	(10,450)	(10,407)	(8,277)
Proceeds from sale of certain assets	905	1,507	16,079

Net cash (used in) provided by investing activities	(27,477)	(18,012)	1,105

Cash flows from financing activities:
Borrowings under revolving credit agreement	59,461	46,975	6,000
Repayments under revolving credit agreement	(44,461)	(106,775)	(15,900)
Borrowings under term loan	150,000	--	--
Repayment of senior subordinated notes	(134,438)	--	--
Proceeds from sale of senior notes	--	200,000	--
Repayment and termination of bank loans	--	(153,587)	(38,163)
Scheduled repayment of long-term debt	(5,516)	(11,306)	(13,912)
Increase in financing costs	(19,922)	(9,830)	(1,172)
Proceeds from issuance of Common Stock	2,944	3,917	250
Proceeds from termination of swaps	2,795	--	--
Repurchase of Redeemable Convertible Preferred Stock	(31,686)	--	--
Repurchase of outstanding stock options	--	(2,393)	--

Net cash used in financing activities	(20,823)	(32,999)	(62,897)

Increase (decrease) in cash and cash equivalents	8,797	(3,477)	(10,626)
Cash and cash equivalents, at beginning of year	6,566	10,043	20,669

Cash and cash equivalents, at end of year	$15,363	$6,566	$10,043

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

Hanger Orthopedic Group, Inc. is the nation’s largest owner and operator of orthotic & prosthetic (“O&P”) patient-care centers. In addition to providing patient-care services through its operating subsidiaries, the Company also distributes components and finished patient-care products to the O&P industry primarily in the United States. Hanger’s subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States of America. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At various times throughout the year, the Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits.

Credit Risk

The Company primarily provides customized O&P devices throughout the United States of America and is reimbursed by the patients’ third-party insurers or governmentally funded health insurance programs. The Company performs ongoing credit evaluations of its distribution customers. Accounts receivable are not collateralized. The ability of the Company’s debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company’s customers and future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At the patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. In the fourth quarter of 2003, 2002 and 2001, the Company recorded book-to-physical adjustments as (expense) income of $(1.0) million, $0.2 million, and $4.2 million, respectively. At the distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: machinery and equipment, furniture and fixtures, and computers and software — five years; leasehold improvements — shorter of the asset life or term of lease; and buildings — 10 to 40 years. Depreciation expense was approximately $9.8 million, $8.9 million and $10.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company capitalizes certain internal and external costs incurred in connection with the development of internal software. At December 31, 2003 and 2002, computers and software includes capitalized computer software currently under development of $0.5 million and $3.1 million, respectively.

Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually (the Company has selected October 1st). The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives.

The Company’s 2003 goodwill impairment test did not result in the impairment of recorded goodwill. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. As of December 31, 2003, the patient-care center segment had goodwill of $468.9 million, an increase of $14.9 million over January 1, 2003. The distribution segment has no goodwill.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (continued)

The activity related to goodwill for the two years ended December 31, 2003 is as follows:

(In thousands)
Balance at December 31, 2001	$440,874
Assembled workforce reclass, net of deferred taxes	2,911
Additions due to acquisitions	5,037
Additions due to earn-outs	5,166

Balance at December 31, 2002	453,988

Additions due to acquisitions	14,443
Additions due to earn-outs	499

Balance at December 31, 2003	$468,930

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2003, 2002, and 2001 was $0.9 million, $1.0 million, and $1.2 million, respectively. Non-compete agreements are recorded based on agreements entered into by the Company and are amortized, using the straight-line method, over their estimated useful lives ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2008 and thereafter is as follows:

(In thousands)
2004	$813
2005	781
2006	763
2007	744
2008	741
Thereafter	1,116

$4,958

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (continued)

The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS 141, Business Combinations, which resulted in other intangibles with an unamortized balance of $4.8 million (comprised entirely of assembled workforce intangibles) being combined into goodwill at January 1, 2002. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	2003	2002	2001
(In thousands, except per share amounts)
Net income:
Reported net income (loss)	$16,239	$23,570	$(8,883)
Goodwill amortization, net of tax benefit (1)	--	--	11,029

Adjusted net income	$16,239	$23,570	$2,146

Per share info:
Basic:
Reported income (loss)	$0.42	$0.94	$(0.73)
Goodwill amortization, net of tax benefit (1)	--	--	0.59

Adjusted basic income (loss)	$0.42	$0.94	$(0.14)

Diluted:
Reported income (loss)	$0.39	$0.86	$(0.73)
Goodwill amortization, net of tax benefit (1)	--	--	0.59

Adjusted diluted income (loss)	$0.39	$0.86	$(0.14)

(1) For the year ended December 31, 2001, amortization consisted of $13.1 million of amortization offset by the related tax benefit of $2.1 million. Amortization includes amortization related to assembled workforce, which was combined into goodwill at January 1, 2002.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Operations.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the fair market value is less than the asset’s carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivatives

From time to time, the Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company’s derivative financial instruments were designated as and qualified as fair value hedges. The Company’s policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. There were no derivatives in place at December 31, 2003.

As discussed in Note H, in 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes in order to mitigate the Company’s interest rate risk. The Company designated the interest rate swaps as fair value hedges which qualified for the short-cut method of accounting. The Company adjusted the carrying amount of the Senior Notes and the swaps by $8.4 million to reflect the fair value of the swaps as of December 31, 2002. The fair value of interest rate swaps were included in other assets. During 2003, the Company terminated its interest rate swap agreements and as a result, the Company received $2.8 million, which will be recognized, using the effective interest rate method, over the remaining term of the Senior Notes.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes and the Senior Subordinated Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, as of December 31, 2003, was $225.5 million, as compared to the carrying value of $200.0 million at that date. The fair value of the Senior Subordinated Notes, as of December 31, 2003, was $16.7 million, as compared to the carrying value of $15.6 million at that date. The fair values of the Senior Notes and the Senior Subordinated Notes were based on quoted market prices at December 31, 2003.

Revenue Recognition

Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) there are no uncertainities regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) and collectibility is deemed probable. Revenue is recorded at its net realizable value taking into consideration all governmental and contractual adjustments and discounts. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents deposits made prior to the final fitting and acceptance by the patient and prepaid tuition and fees received from students enrolled in the Company’s practitioner education program.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes deferred tax assets if it is more likely than not that the assets will be realized in future years.

Stock-Based Compensation

Restricted Shares of Common Stock

The Company issues restricted shares of common stock to its directors and certain employees. The Company recognizes the fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant.

Options

The Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees, which are described more fully in Note P. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income (loss) and earnings per share if the Company had applied fair value recognition to stock-based employee compensation is as follows:

	2003	2002	2001
(In thousands, except per share amounts)
Net income (loss) applicable to common stock, as reported	$8,777	$18,368	$(13,741)
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income as reported	200	--	--
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(2,896)	(4,398)	(4,262)

Pro forma net income (loss) applicable to common stock	$6,071	$13,970	$(18,003)

Earnings (loss) per share:
Basic - as reported	$0.42	$0.94	$(0.73)
Basic - pro forma	0.29	0.72	(0.95)
Diluted - as reported	0.39	0.86	(0.73)
Diluted - pro forma	0.27	0.65	(0.95)

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	2003	2002	2001
Expected term	4.5	5.0	5.0
Volatility factor	78%	71%	72%
Risk free interest rate	3.3%	5.8%	5.9%
Dividend yield	0%	0%	0%
Fair value	$8.05	$6.80	$1.21

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note Q.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These reclasses were principally between Cost of Goods Sold and Selling, General and Administrative.

New Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Under SFAS 146, costs associated with exit or disposal activities are recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.

        The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 had no material effect on the Company’s financial statements.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (continued)

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses when a company should include the assets, liabilities and activities of a variable interest entity in its financial statements. It defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company adopted FIN 46 as of March 2003 on all potential variable interest entities created after January 1, 2003. FIN 46 is effective for financial statements issued for the first interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 identifies three classes of financial instruments that require reclassification from equity to liabilities and their measurement at fair value. SFAS 150 is applicable to financial instruments entered into or modified subsequent to May 31, 2003 and to all financial instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150 as of July 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	2003	2002	2001
(In thousands)
Cash paid (received) during the period for:
Interest	$36,227	$40,620	$47,382
Income taxes	(3,762)	10,514	1,822
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$5,342	$5,202	$4,858
Issuance of notes in connection with acquisitions	6,883	1,750	--
Issuance of restricted shares of common stock	2,946	--	--

NOTE D — ACQUISITIONS

During 2003 and 2002, the Company acquired five and two orthotic and prosthetic companies, respectively. The aggregate purchase prices, excluding potential earn-out provisions, for 2003 was $14.9 million, compromised of $7.6 million in cash, $6.9 million in promissory notes, and $0.4 million in transaction costs. The aggregate purchase prices, excluding potential earn-out provisions, for 2002 was $6.1 million, compromised of $4.1 million in cash, $1.8 million in promissory notes, and $0.2 million in transaction costs. The notes are payable over five years with interest rates ranging from 6.0% to 12.3%. During 2001, the Company did not acquire any companies.

All of the above acquisitions have been accounted for under the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make payments if future earnings targets are reached. In connection with these agreements, the Company paid $0.9 million, $6.0 million, and, $8.3 million in 2003, 2002, and 2001, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $2.4 million related to earn-out provisions in future periods.

During January 2004, the Company acquired one orthotic and prosthetic company operating a total of 19 patient-care centers in Missouri, Kansas, Wisconsin, Colorado and Texas.

NOTE E — OTHER CHARGES

Summary

Other charges are as follows:

	2003	2002	2001
(In thousands)
Restructuring and asset impairment costs	$(213)	$--	$3,688
Leasehold abandonments	--	528	--
Workman's compensation claims	--	1,332	--
Performance improvement costs	--	--	7,892
Stock-based compensation in connection
with performance improvement plan	--	--	4,785
Impairment loss on assets held for sale	--	--	8,073

	$(213)	$1,860	$24,438

NOTE E — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

	Employee Severance Costs	Lease Termination and other Exit Costs	Total Restructuring Reserve
(In thousands)
1999 & 2000 Restructuring Reserve
Balance at December 31, 2000	$693	$1,407	$2,100
Spending	(693)	(307)	(1,000)
Favorable buyout and sublease activity	--	(771)	(771)

Balance at December 31, 2001	--	329	329
Spending	--	(82)	(82)

Balance at December 31, 2002	--	247	247
Favorable buyout and sublease activity	--	(213)	(213)
Spending	--	(34)	(34)

Balance at December 31, 2003	--	--	--

2001 Restructuring Reserve
Balance at December 31, 2000	--	--	--
Provision (1)	1,208	3,251	4,459
Spending	(1,158)	(1,365)	(2,523)
Favorable buyout and sublease activity	--	(739)	(739)
Amendment to plan for additional properties	--	739	739

Balance at December 31, 2001	50	1,886	1,936
Spending	(50)	(1,047)	(1,097)

Balance at December 31, 2002	--	839	839
Spending	--	(462)	(462)

Balance at December 31, 2003	--	377	377

1999, 2000, and 2001 Restructuring Reserves	$--	$377	$377

(1) Includes $0.5 million of asset impairment for impaired leasehold improvements at branches to be vacated.

In connection with the acquisition of NovaCare O&P on July 1, 1999, the Company implemented a restructuring plan that contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. As of December 31, 2000, the planned reduction in work force had been completed and the Company closed all patient-care centers that were identified for closure in 1999. During 2001, management reversed approximately $0.8 million originally included in the 1999 and 2000 restructuring reserve as a result of favorable lease buyouts and sublease activity. During 2003, $0.2 million of the 1999 and 2000 restructuring reserve was reversed as a result of favorable renegotiations of the lease terms. No further reserve remains under the 1999 and 2000 restructuring plans.

During 2001, as a result of the initiatives associated with the Company’s performance improvement plan developed in conjunction with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; “JA&A”), the Company recorded approximately $4.5 million in restructuring and asset impairment costs. The plan called for the closure of certain facilities and the termination of approximately 135 employees.

NOTE E — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs (continued)

During 2001, management reversed approximately $0.7 million originally included in the facilities associated with the 2001 restructuring reserve as a result of favorable buy outs of leases and sublease activity. Management then added additional patient-care centers which were originally contemplated but not finalized to the lease restructuring component of the 2000 plan. An amended restructuring reserve of $0.7 million was recorded for these properties.

As of December 31, 2002, all properties had been vacated and all of the employees had been terminated. As of December 31, 2002, all payments under the severance initiative have been made. The remaining reserve is adequate to provide for the lease costs which are expected to be paid by December 31, 2012.

Workman’s Compensation and Leasehold Abandonments

Other charges for the year ended December 31, 2002 of $1.9 million consisted of the following costs: (i) payments of approximately $1.3 million made to a prior workman’s compensation carrier related to claims for the 1995 through 1998 policy years which the Company treated as a change in accounting estimate, and (ii) a non-cash charge of approximately $0.6 million related to the write-off of abandoned leaseholds.

Performance Improvement Costs

In December of 2000, management and the Board of Directors determined that major performance improvement initiatives needed to be adopted. As such, the Company retained the services of JA&A to assist in identifying areas for cash generation and profit improvement. The terms of the engagement provided for payment of JA&A’s normal hourly fees plus a success fee if certain defined benefits were achieved. Management elected, at the time the agreement was signed, to pay one-half of any earned success fee in cash, with the remaining one-half of the success fee to be paid through a grant of options to purchase the Company’s common stock.

In 2001, we recorded $12.7 million in cash and non-cash charges associated with performance improvement initiatives. These charges were comprised of $7.9 million in fees and costs, primarily related to payments of $5.7 million made to JA&A for consulting and success fees, and a $4.8 million non-cash charge related to stock compensation for their services, as further discussed in Note P. No additional success fees were paid in 2002 or 2003 and no future success fees are required.

Impairment Loss on Assets Held for Sale

During 2001, the Company sold substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc., (“SOGI”) to United States Manufacturing Company (“USMC”). The purchase price was $20.0 million, of which $3.0 million was placed in an escrow account for a period of up to three years. During the escrow period, the escrowed funds will be released to the Company in amounts and at times that will be determined on the basis of the amount of purchases made by the Company from USMC under the terms of a separate supply agreement entered into between the parties as further discussed in Note L. The Company incurred a loss of

NOTE E — OTHER CHARGES (CONTINUED)

Impairment Loss on Assets Held for Sale (continued)

$8.1 million on the sale of SOGI’s manufacturing assets, which has been reflected in the Company’s Consolidated Statements of Operations.

For the year ended December 31, 2001, the loss from the operations of SOGI’s manufacturing activities, including intercompany transactions were as follows:

(In thousands)
Net sales	$8,633
Cost of goods sold	5,891

Gross profit	2,742
Selling, general and administrative	2,989
Depreciation and amortization	918
Amortization of excess cost over net assets acquired	412
Unusual charges	91

Loss from operations	$(1,668)

Reconciliation of Loss from SOGI Transaction	(In thousands)
Accounts receivable	$1,060
Inventory	3,234
Net fixed assets	4,611
Net intangibles	18,584
Other	61
Liabilities assumed	(1,399)

Net book value	26,151
Net proceeds from assets held for sale	18,078

Loss on sale of assets	$8,073

NOTE F — NET INCOME (LOSS) PER COMMON SHARE

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

NOTE F — NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

	2003	2002	2001
(In thousands, except share and per share data)
Net income (loss)	$16,239	$23,570	$(8,883)
Less preferred stock dividends declared and accretion	(5,342)	(5,202)	(4,858)
Premium paid and loss on redemption of Redeemable
Convertible Preferred Stock	(2,120)	--	--

Net income (loss) applicable to common stock	$8,777	$18,368	$(13,741)

Shares of common stock outstanding used to compute basic
per common share amounts	20,813,456	19,535,272	18,920,094
Effect of dilutive options	1,420,905	1,702,492	--
Effect of dilutive warrants	--	219,230	--

Shares used to compute dilutive per common share amounts(1)	22,234,361	21,456,994	18,920,094

Basic income (loss) per share applicable to common stock	$0.42	$0.94	$(0.73)
Diluted income (loss) per share applicable to common stock	0.39	0.86	(0.73)

(1) For 2003 and 2002, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For 2003 and 2002, options to purchase 1,507,195 and 1,275,998 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the year. For 2001, options to purchase 5,552,217 shares of common stock and warrants to purchase 360,001 shares of common stock are not included in the computation of diluted income per share due to the Company's net loss for the year ended December 31, 2001.

NOTE G — INVENTORY

Inventories were as follows:

	2003	2002
(In thousands)
Raw materials	$27,930	$26,905
Work in process	21,815	19,719
Finished goods	10,898	9,830

	$60,643	$56,454

NOTE H — LONG-TERM DEBT

Long-term debt was as follows:

	2003	2002
(In thousands)
Revolving credit facility	$30,000	$15,000
10 3/8% Senior Notes due 2009 (1)	202,624	208,398
11 1/4% Senior Subordinated Notes due 2009	15,562	150,000
Term Loan	150,000	--
Subordinated seller notes, non-collateralized, net of unamortized discount of $0 million and $0.1 million at December 31, 2003 and 2002 with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 12.3%, maturing through December 2011	11,250	9,884

	409,436	383,282
Less current portion	(4,944)	(5,181)

	$404,492	$378,101

(1) At December 31, 2003, includes $2.6 million of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of Senior Notes. At December 31, 2002, includes an $8.4 million fair value adjustment related to the interest rate swap.

Senior Notes

During 2002, the Company sold $200.0 million principal amount of its 10 3/8% Senior Notes due 2009 (the “Senior Notes”). The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. The Company used the $194.0 million net proceeds from the sale of the Senior Notes, along with approximately $36.9 million from the Revolving Credit Facility, to retire approximately $228.4 million of indebtedness, plus related fees and expenses, outstanding under the Company’s previously existing revolving credit and term loan facilities.

The Senior Notes mature on February 15, 2009, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries. Interest is payable semi-annually on February 15 and August 15, commencing August 15, 2002. The Senior Notes do not require any prepayments of principal prior to maturity. The Revolving Credit Facility matures on February 15, 2007 and bears an interest rate, at our option, of LIBOR plus a variable margin rate or the Base Rate (as defined in the debt agreement) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance.

NOTE H — LONG-TERM DEBT (CONTINUED)

Senior Notes (continued)

Before February 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.375% of the principal amount thereof, plus interest, with the proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after redemption. Beginning February 15, 2006 through the date of maturity, the Company may redeem all or part of the Senior Notes, at a redemption price as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on February 15, Senior Notes 2006 and 2007, the percentage would be 105.188% and 102.594%, respectively. Commencing on February 15, 2008 through the date of maturity, the percentage would be 100%. Upon the occurrence of certain specified change of control events, unless the Company has exercised its option to redeem all the Senior Notes and Senior Subordinated Notes, as described above, each holder of a Senior Note will have the right to require the Company to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

In March 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes and in order to mitigate its interest rate risk. Under the interest rate swap agreements, the Company received amounts based on a fixed interest rate of 10 3/8% per annum. In return, the Company paid amounts based on a variable interest rate based on the six-month LIBOR plus a spread between 492 and 497 basis points. Payments were to be made semi-annually through the maturity date of February 15, 2009. The terms of these agreements were identical to the Senior Notes. During August 2003, the Company terminated its interest rate swap agreements, and as a result, the Company received $2.8 million, which will be recognized, using the effective interest rate method, over the remaining term of the Senior Notes.

Revolving Credit Facility

During 2002, in conjunction with the Senior Notes, the Company established a $75.0 million senior secured revolving line of credit (the “Revolving Credit Facility”). During April 2003, the Revolving Credit Facility’s total availability was increased from $75.0 million to $100.0 million and the administrative agent was changed. The Company’s availability under the Revolving Credit Facility’s is calculated based on its last-twelve-months EBITDA, as defined in the debt agreement. At December 31, 2003, the Company had $64.0 million available under the Revolving Credit Facility.

At December 31, 2003 the interest rate on the Revolving Credit Facility has been adjusted to LIBOR plus 3.00%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries. The Company can prepay borrowings under the Revolving Credit Facility at any time without premium or penalty.

NOTE H — LONG-TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. The Company assesses, on a quarterly basis, its compliance with these covenants and monitors any matters critical to continue its compliance. The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions. As of December 31, 2003 and 2002, the Company was in compliance with these covenants.

Term Loan

In October 2003, the Company obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis. The Term Loan bears interest, at the Company’s option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2003, the interest rate on the Term Loan was LIBOR plus 2.75%. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring the Company to apply cash proceeds from certain activities toward the repayment of debt, and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted the Company to redeem $30 million of its outstanding redeemable preferred stock if certain criteria are met. During 2003, the Company redeemed $30.0 million of its Redeemable Convertible Preferred Stock, as discussed in Note O. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries.

The Company used the proceeds of the Term Loan to purchase tendered Senior Subordinated Notes for an aggregate principal of $134.4 million. The balance, in addition to a draw on the Revolving Credit Facility, was used to pay a $15.5 million tender fee and approximately $4.6 million in debt issuance and transaction costs.

Senior Subordinated Notes

The $15.6 million in Senior Subordinated Notes bear interest at 11.25%, and matures on June 15, 2009. Interest is payable on June 15 and December 15. Beginning June 15, 2004 through the date of maturity, the Company may redeem all or part of the Senior Subordinated Notes, at a redemption price expressed as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on June 15, 2004, 2005, 2006 and 2007, the redemption percentage would be 105.625%, 104.219%, 102.813% and 101.406%, respectively. Commencing on June 15, 2008 through the date of maturity, the redemption percentage would be 100%.

NOTE H — LONG-TERM DEBT (CONTINUED)

Senior Subordinated Notes (continued)

During 2003, the Company recognized a loss of $20.1 million on extinguishment of debt relating to the purchase of the Senior Subordinated Notes. During 2002, the Company wrote off $4.7 million in unamortized debt issuance costs that had previously been included in other assets as a result of the purchase of the Senior Subordinated Notes.

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

Maturities of long-term debt at December 31, 2003 are as follows:

(In thousands)

2004	$4,944
2005	3,735
2006	3,497
2007	33,586
2008	2,718
Thereafter	358,332

$406,812

NOTE I — INCOME TAXES

The provision for income taxes was as follows:

	2003	2002	2001
(In thousands)
Current:
Federal	$3,500	$1,844	$383
State	1,679	1,255	852

	5,179	3,099	1,235
Deferred:
Federal and State (1)	6,792	12,973	(328)

Provision for income taxes	$11,971	$16,072	$907

(1) For the year ended December 31, 2002, $2.1 million related to the exercise of non-qualified stock options was recorded as additional paid-in capital and $1.9 million of deferred tax liabilities associated with the unamortized portion of workforce intangibles was recorded against goodwill.

NOTE I — INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Federal statutory tax rate (benefit)	35.0%	35.0%	(35.0)%
Increase in taxes resulting from:
State income taxes (net of federal effect)	6.6	5.3	8.1
Amortization of the excess cost over net assets acquired	--	--	32.3
Other, net	0.8	0.2	6.0

Provision for income taxes	42.4%	40.5%	11.4%

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
(In thousands)
Deferred tax liabilities:
Goodwill amortization	$29,602	$24,983
Property, plant and equipment	4,141	1,938
Debt issue costs	45	435
Acquisition costs	--	2,856
Other	28	448

	33,816	30,660

Deferred tax assets:
Net operating loss	443	4,859
Accrued expenses	2,622	2,106
Reserve for bad debts	1,627	3,631
Other	2,055	1,708
Inventory capitalization and reserves	1,491	1,977

	8,238	14,281

Net deferred tax liabilities	$(25,578)	$(16,379)

NOTE J — DEFERRED COMPENSATION

In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia (“JEH”) in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation was determined by JEH’s Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.7 million and $1.0 million at December 31, 2003 and 2002, respectively.

NOTE K — RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company’s outside general counsel. The Company’s Chairman and Chief Executive Officer is related, by marriage, to the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $2.1 million, $2.4 million, and $1.2 million for the years ended 2003, 2002, and 2001, respectively, which amounted to less than one-half of one percent of that firm’s annual revenues for each such year.

NOTE L — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a supply agreement with USMC, under which it agreed to purchase certain products and components for use solely by the patient-care centers during a five-year period following the date of the agreement. In connection with the supply agreement, $3.0 million was placed in escrow. The Company satisfied its obligation to purchase from USMC at least $8.5 million and $7.5 million of products and components in 2003 and 2002, respectively, which were the first two years following the date of the agreement. Accordingly, in October 2003 and November 2002, the escrow agent released $1.0 million in escrowed funds to the Company for the satisfaction of such purchase obligations, leaving $1.0 million in escrow at December 31, 2003.

In addition, the Company was obligated to purchase from USMC at least $9.5 million of products and components during the third year following the agreement, subject to certain adjustments. Furthermore, in the event purchases from USMC during each of the fourth and fifth years of the agreement were less than approximately $8.7 million, the Company would have been obligated to pay USMC an amount equal to $0.1 million multiplied by the number of $1.0 million units by which actual purchases during each of the fourth and fifth years under the agreement were less than approximately $8.7 million. The penalties in the fourth and fifth years of the agreement would have been capped at $0.9 million per year.

The Company has executed a Master Amendment with Seattle Systems (as the successor of USMC), dated as of October 9, 2003, pursuant to which the supply agreement and escrow arrangement relating thereto between the Company and USMC/Seattle Systems was amended in the following material ways: (i) to reduce the remaining life under the supply agreement from three years to two years, with the new termination date now being October 8, 2005, (ii) to require that minimum annual purchases aggregate at least $9.0 million for each of the two new purchase years under the Master Amendment, (iii) to reflect that all purchases of products and components from Seattle Systems by the Company and all of its affiliates, including the distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), for use by the Company’s patient-care centers and/or for resale by SPS to third-party users in the O&P industry, are counted towards the Company’s satisfaction of the minimum annual purchases required to be made by it under the Master Amendment, (iv) to reflect that $1.0 million still remains in escrow, and that the Company will receive $0.5 million of that escrow amount if the Company makes minimum annual purchases of at least $9.0 million for the first new purchase year and that it will receive the remaining $0.5 million of that escrow amount if it makes minimum annual purchases of at least $9.0 million for the second new purchase year under the Master Amendment, and (v) to amend provisions relating to shipping terms and discounts. If the Company does not make such minimum annual purchases for any such purchase year, then the $0.5 million escrow payment for that purchase year shall be released from escrow to Seattle Systems.

NOTE L — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of our common stock from November 8, 1999 through and including January 6, 2000. The complaint alleged that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and through these material misrepresentations, artificially inflated the price of the Company’s common stock. The Class Action Lawsuit was initially dismissed by the District Court for failure to comply with statutory requirements but an appeal was subsequently filed by the plaintiff. On January 5, 2004, the United States Court of Appeals for the Fourth Circuit affirmed its dismissal of the class action lawsuit.

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. The Company has reviewed its existing contracts containing indemnification or clauses of guarantees and does not believe that its liability under such agreements will result in any material liability.

NOTE M — OPERATING LEASES

The Company leases office space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2003 are as follows:

(In thousands)

2004	$23,602
2005	18,311
2006	13,876
2007	10,001
2008	6,252
Thereafter	7,218

$79,260

Rent expense was approximately $25.4 million, $24.1 million, and $23.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE N — PROFIT SHARING PLANS

The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2003, 2002 and 2001, the Company recorded contributions of $2.0 million, $1.6 million, and $1.2 million under this plan, respectively.

NOTE O — REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has 10.0 million authorized shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics.

On July 1, 1999, in connection with its acquisition of NovaCare O&P, the Company issued $60.0 million of 7% Redeemable Convertible Preferred Stock. The outstanding shares of Redeemable Convertible Preferred Stock are convertible into shares of the Company’s non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the Redeemable Convertible Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The Redeemable Convertible Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, the Company must offer to redeem all of the outstanding Redeemable Convertible Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The Redeemable Convertible Preferred Stock accrues annual dividends, compounded quarterly, equal to 7%, is subject to put rights and will not require redemption prior to maturity on July 1, 2010.

In November 2003, the Company repurchased 22,119 shares of its outstanding shares of the Redeemable Convertible Preferred Stock for $31.7 million, paid a premium of $1.7 million and incurred costs related to the repurchase of $0.4 million. The premium paid and costs incurred were recognized in retained earnings.

As of December 31, 2003, the 37,881 outstanding shares of Redeemable Convertible Preferred Stock have an aggregate redemption balance of $51.8 million and are recorded net of accretion.

NOTE P — WARRANTS AND STOCK-BASED COMPENSATION

Warrants

The Company has issued warrants to purchase shares of its common stock to the holders of certain notes. At December 31, 2000, warrants to purchase 830,650 shares, at a weighted average exercise price of $5.55, were outstanding. During 2001, the Company issued 70,575 shares of its common stock in connection with a cashless exercise of warrants to purchase 225,914 shares. On December 31, 2001, 244,735 warrants expired. As of December 31, 2002, warrants to purchase 360,001 shares, at a weighted average exercise price of $5.00, were outstanding and exercisable. During 2003, the Company issued 193,327 shares of its Common Stock in connection with a cashless exercise of warrants to purchase 360,001 shares. At December 31, 2003, no warrants are outstanding.

NOTE P — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

During the year ended December 31, 2003, the Company granted 215,593 restricted shares of the Company’s common stock to certain employees and directors. No such shares were granted in 2002 or 2001. The shares have vesting dates through December 2007, the first of which occurs in June 2004. The aggregate market value of these shares was $2.9 million at the date of grant which is being amortized to expense ratably over the vesting period of each group of granted shares. The balance of unamortized compensation was $2.6 million at December 31, 2003. During 2003, 2,000 restricted shares of common stock were cancelled.

Options

Employee Plans

Under the Company’s expired 1991 Stock Option Plan, 8.0 million shares of common stock were authorized for issuance and options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. In addition, under the 1991 Stock Option Plan, vesting and expiration periods were established by the Compensation Committee of the Board of Directors, generally with vesting from three to four years following grant and generally with expirations of eight to ten years after grant. Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock awards in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. At December 31, 2003, 591,002 shares of common stock were available for issuance. As of December 31, 2003 no shares are available for issuance under the Company’s expired 1991 Stock Option Plan.

Director Plan

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 1,000 shares of restricted shares of common stock to each director (in addition to the annual grant of an option to purchase 5,000 shares of common stock) and permits the grant of an additional stock option in the event the director elects to receive his or her annual director fee in shares of restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of one year following grant and generally with expirations of ten years after grant. During 2003, 6,000 shares were cancelled and at December 31, 2003, 458,236 shares of common stock were available for issuance.

The Director Plan expired June 4, 2003 and was replaced by the 2003 Directors’ Plan. No shares were available for grant at December 31, 2003 under the Company’s expired Director Plan.

NOTE P — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

Other

Under the agreement with JA&A discussed in Note E, in December 2001, the Company issued to JA&A a non-qualified option to purchase 1.2 million shares of its common stock at an exercise price of $1.40 per share. All the options were to be granted with an exercise price of $1.40 per share, which was the average closing price of the Company’s common stock for all trading days during the period from December 23, 2000 through January 23, 2001. The number of options issued was determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The option was valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded with an increase in additional paid-in capital. The option was exercisable beginning with the sixth month following each award and would expire five years from the termination of JA&A’s engagement.

During 2002, the Company agreed to repurchase 601,218 of the shares underlying such previously granted option for a payment of $3.98 per share, or a total of $2,392,704, which was recorded as a reduction in additional paid-in capital. In accordance with our agreement with JA&A, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the remaining 601,218 shares underlying the outstanding option in order to permit JA&A to sell the shares of the Company’s stock that it may acquire upon exercise of the option. Under the agreement with the Company on July 23, 2002, in accordance with the sale of any shares that JA&A may acquire by exercise of the option, JA&A agreed to limit such sales to 40,000 shares in any calendar week. As of December 31, 2002, all options were exercised and the Company had issued 601,218 shares of its common stock pursuant to the exercises.

Non-qualified Options

Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. Similarly, under an employment agreement, in January 2002, the Company issued to its President and Chief Operating Officer a non-qualified option to purchase 350,000 shares of its common stock at an exercise price of $6.02 per share. In addition, the Company has issued to other employees non-qualified options to purchase an aggregate of 80,000 shares of its common stock at a weighted average exercise price of $8.73 per share. These options were granted at fair market value of the underlying common stock on the date of grant. During 2003, options to grant 44,000 shares were exercised. At December 31, 2003 and 2002, 119,750 and 40,417 non-qualified options were exercisable, respectively.

NOTE P — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

General

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2000	3,158,193	$9.54	187,500	$9.40
Granted	2,515,733	1.67	30,000	1.65
Terminated	(1,545,346)	7.66	--	--
Exercised	(77,299)	3.23	--	--

Outstanding at December 31, 2001	4,051,281	$7.12	217,500	$8.38
Granted	405,998	14.94	30,000	14.00
Terminated	(523,378)	11.08	(12,500)	8.99
Exercised	(612,333)	5.28	(5,000)	3.42

Outstanding at December 31, 2002	3,321,568	$6.98	230,000	$8.50
Granted	308,832	14.00	36,171	11.74
Terminated	(44,256)	5.31	(41,250)	11.36
Exercised	(592,804)	4.16	(48,750)	6.45

Outstanding at December 31, 2003	2,993,340	$9.39	176,171	$9.06

The summary of the options exercisable is as follows:

	Employee Plans	Director Plans
December 31,
2003	1,937,838	107,500
2002	1,673,112	140,000
2001	1,727,873	136,250

NOTE P — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

General (continued)

Information concerning outstanding and exercisable options as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number of Options or Awards	Remaining Life (Years)	Exercise Price	Number of Options or Awards	Weighted Average Exercise Price
$1.64 to $1.65	801,098	5.47	$1.64	379,674	$1.64
2.80 to 6.00	621,673	4.24	4.69	531,257	4.66
6.02 to 8.75	470,001	5.21	6.13	207,501	6.27
9.20 to 13.80	563,044	7.24	12.49	196,737	11.71
13.88 to 14.23	592,664	5.32	14.17	408,919	14.17
14.75 to 22.50	582,031	5.87	17.32	441,000	17.50

	3,630,511	5.54	$9.34	2,165,088	$9.34

NOTE Q – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ EBITDA. EBITDA is defined as income from operations plus other charges and depreciation and amortization. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The reportable segments are: (i) patient-care centers; (ii) distribution; and (iii) manufacturing (discontinued October 9, 2001 upon sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc.). On June 1, 2001, in anticipation of the sale of the manufacturing segment, the Company transferred the Fabrication Centers from the manufacturing to the patient-care centers segment. Accordingly, previously reported amounts for 2001 have been recast to be consistent with the reporting in 2002 and 2003. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers, fabrication centers of O&P components and OPNET. The patient-care centers provide services to design and fit orthotic and prosthetic devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care practices. OPNET is a national managed care agent for O&P services and a patient referral clearing house.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices.

Manufacturing – This previously reportable segment consisted of the manufacture of components and finished patient-care products for both the O&P industry and the Company’s own patient-care practices.

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies” in Note B to the consolidated financial statements.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the manufacturing and distribution segments to the patient-care centers segment and were made at prices which approximate market values.

	Patient-Care Centers	Distribution	Manufacturing	Other	Total
(In thousands)
2003
Net sales
Customers	$512,625	$35,278	$0	$0	$547,903
Intersegments	--	60,816	--	(60,816)	--
EBITDA	104,184	11,623	--	(20,760)	95,047
Total assets	614,911	31,128	--	94,325	740,364
Capital expenditures	14,327	2,397	--	1,208	17,932
2002
Net sales
Customers	$496,031	$29,503	$0	$0	$525,534
Intersegments	--	53,182	--	(53,182)	--
EBITDA	104,280	9,877	--	(19,763)	94,394
Total assets	576,078	25,775	--	110,373	712,226
Capital expenditures	7,766	86	--	1,260	9,112
2001
Net sales
Customers	$473,877	$29,292	$4,884	$0	$508,053
Intersegments	--	53,202	3,749	(56,951)	--
EBITDA	98,029	5,899	(247)	(19,468)	84,213
Total assets	512,379	25,838	--	161,690	699,907
Capital expenditures	4,669	271	383	1,374	6,697

“Other” EBITDA presented in the preceding table consists of corporate general and administrative expenses.

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

The following table reconciles EBITDA to consolidated net income (loss):

	2003	2002	2001

(In thousands)
EBITDA	$95,047	$94,394	$84,213
Depreciation and amortization	10,690	9,892	24,686
Other charges	(213)	1,860	24,438
Interest expense, net	36,278	38,314	43,065
Extinguishment of debt	20,082	4,686	--
Provision for income taxes	11,971	16,072	907

Net income (loss)	$16,239	$23,570	$(8,883)

The following table presents the details of “Other” total assets at December 31:

	2003	2002	2001

(In thousands)
Corporate intercompany receivable (payable) from:
Patient-care centers segment	$71,895	$76,711	$133,195
Distribution segment	(14,369)	(11,374)	(11,428)
Other	36,799	45,036	39,923

	$94,325	$110,373	$161,690

“Other” total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2003, 2002 or 2001.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed Consolidating Balance Sheets, as of December 31, 2003 and 2002 and Statements of Operations and Cash Flows for the years ended December 31, 2003, 2002 and 2001, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2003	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$10,665	$4,698	$--	$15,363
Accounts receivable	--	116,479	--	116,479
Inventories	--	60,643	--	60,643
Prepaid expenses, other assets and income taxes receivable	960	9,200	--	10,160
Intercompany receivable	505,338	--	(505,338)	--
Deferred income taxes	8,748	--	--	8,748

Total current assets	525,711	191,020	(505,338)	211,393

Property, plant and equipment, net	4,365	38,905	--	43,270
Intangible assets, net	--	473,888	--	473,888
Investment in subsidiaries	139,008	--	(139,008)	--
Other assets	11,061	752	--	11,813

Total assets	$680,145	$704,565	$(644,346)	$740,364

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,069	$--	$4,944
Accounts payable	1,670	16,289	--	17,959
Accrued expenses	3,377	1,855	--	5,232
Accrued interest payable	8,990	113	--	9,103
Accrued compensation related cost	1,404	29,462	--	30,866

Total current liabilities	17,316	50,788	--	68,104

Long-term debt, less current portion	396,311	8,181	--	404,492
Deferred income taxes	34,326	--	--	34,326
Intercompany payable	--	505,338	(505,338)	--
Other liabilities	638	1,250	--	1,888

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	--	--	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	--	--	(2,599)
Retained earnings	26,610	132,053	(132,053)	26,610
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	180,091	139,008	(139,008)	180,091

Total liabilities, redeemable preferred stock and shareholders' equity	$680,145	$704,565	$(644,346)	$740,364

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2002	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$570	$5,996	$--	$6,566
Accounts receivable	--	107,604	--	107,604
Inventories	--	56,454	--	56,454
Prepaid expenses, other assets and income
taxes receivable	8,865	6,567	--	15,432
Intercompany receivable	513,802	--	(513,802)	--
Deferred income taxes	6,586	--	--	6,586

Total current assets	529,823	176,621	(513,802)	192,642

Property, plant and equipment, net	4,633	30,913	--	35,546
Intangible assets, net	--	459,816	--	459,816
Investment in subsidiaries	98,258	--	(98,258)	--
Other assets	22,465	1,757	--	24,222

Total assets	$655,179	$669,107	$(612,060)	$712,226

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$--	$5,181	$--	$5,181
Accounts payable	334	14,542	--	14,876
Accrued expenses	4,446	1,036	--	5,482
Accrued interest payable	7,340	167	--	7,507
Accrued compensation related cost	3,062	29,866	--	32,928

Total current liabilities	15,182	50,792	--	65,974

Long-term debt, less current portion	373,398	4,703	--	378,101
Deferred income taxes	22,965	--	--	22,965
Intercompany payable	--	513,802	(513,802)	--
Other liabilities	26	1,552	--	1,578

Total liabilities	411,571	570,849	(513,802)	468,618

Redeemable preferred stock	75,941	--	--	75,941

Common stock	203	35	(35)	203
Additional paid-in capital	150,287	7,460	(7,460)	150,287
Retained earnings	17,833	91,303	(91,303)	17,833
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	167,667	98,258	(98,258)	167,667

Total liabilities, redeemable preferred stock
and shareholders' equity	$655,179	$669,107	$(612,060)	$712,226

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2003

Net sales	$--	$547,903	$--	$547,903
Cost of goods sold (exclusive of
depreciation and amortization)	--	258,383	--	258,383

Gross profit	--	289,520	--	289,520

Selling, general and administrative	20,760	173,713	--	194,473
Depreciation and amortization	1,473	9,217	--	10,690
Other charges	--	(213)	--	(213)

(Loss) income from operations	(22,233)	106,803	--	84,570

Interest expense, net	35,677	601	--	36,278
Equity in earnings of subsidiaries	106,202	--	(106,202)	--
Extinguishment of debt	20,082	--	--	20,082

Income before taxes	28,210	106,202	(106,202)	28,210

Provision for income taxes	11,971	--	--	11,971

Net income	$16,239	$106,202	$(106,202)	$16,239

Year ended December 31, 2002

Net sales	$--	$525,534	$--	$525,534
Cost of goods sold (exclusive of
depreciation and amortization)	--	247,068	--	247,068

Gross profit	--	278,466	--	278,466

Selling, general and administrative	19,761	164,311	--	184,072
Depreciation and amortization	1,339	8,553	--	9,892
Other charges	--	1,860	--	1,860

(Loss) income from operations	(21,100)	103,742	--	82,642

Interest expense, net	6,207	32,107	--	38,314
Equity in earnings of subsidiaries	71,635	--	(71,635)	--
Extinguishment of debt	4,686	--	--	4,686

Income before taxes	39,642	71,635	(71,635)	39,642

Provision for income taxes	16,072	--	--	16,072

Net income	$23,570	$71,635	$(71,635)	$23,570

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2001

Net sales	$--	$508,053	$--	$508,053
Cost of goods sold (exclusive of depreciation and amortization)	--	245,269	--	245,269

Gross profit	--	262,784	--	262,784

Selling, general and administrative	19,468	159,103	--	178,571
Depreciation and amortization	1,666	9,947	--	11,613
Amortization of excess cost over net assets acquired	(5)	13,078	--	13,073
Other charges	11,470	12,968	--	24,438

(Loss) income from operations	(32,599)	67,688	--	35,089

Interest expense (income), net	7,452	(50,517)	--	(43,065)
Equity in earnings of subsidiaries	17,171	--	(17,171)	--

(Loss) income before income taxes	(7,976)	17,171	(17,171)	(7,976)

Provision for income taxes	907	--	--	907

Net (loss) income	$(8,883)	$17,171	$(17,171)	$(8,883)

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2003

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(38,845)	$95,942	$--	$57,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,208)	(16,724)	--	(17,932)
Acquisitions and earnouts	--	(10,450)	--	(10,450)
Intercompany dividends	65,451	(65,451)	--	--
Proceeds from sale of certain assets	4	901	--	905

Net cash provided by (used in) investing activities	64,247	(91,724)	--	(27,477)

Cash flows from financing activities:
Borrowings under revolving credit agreement	59,461	--	--	59,461
Repayments under revolving credit agreement	(44,461)	--	--	(44,461)
Borrowings under term loan	150,000	--	--	150,000
Repayments of senior subordinated notes	(134,438)	--	--	(134,438)
Scheduled repayment of long-term debt	--	(5,516)	--	(5,516)
Increase in financing costs	(19,922)	--	--	(19,922)
Proceeds from issuance of Common Stock	2,944	--	--	2,944
Proceeds from termination of swaps	2,795	--	--	2,795
Repurchase of Redeemable Convertible Preferred Stock	(31,686)	--	--	(31,686)

Net cash used in financing activities	(15,307)	(5,516)	--	(20,823)

Net increase (decrease) in cash and cash equivalents	10,095	(1,298)	--	8,797
Cash and cash equivalents, at beginning of year	570	5,996	--	6,566

Cash and cash equivalents, at end of year	$10,665	$4,698	$--	$15,363

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2002

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10,317)	$57,851	$--	$47,534

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,260)	(7,852)	--	(9,112)
Acquisitions and earnouts	--	(10,407)	--	(10,407)
Intercompany dividends	34,052	(34,052)	--	--
Proceeds from sale of certain assets	--	1,507	--	1,507

Net cash provided by (used in) investing activities	32,792	(50,804)	--	(18,012)

Cash flows from financing activities:
Borrowings under revolving credit agreement	46,975	--	--	46,975
Repayments under revolving credit agreement	(106,775)	--	--	(106,775)
Proceeds from sale of Senior Notes	200,000	--	--	200,000
Repayment and termination of bank loans	(153,587)	--	--	(153,587)
Scheduled repayment of long-term debt	--	(11,306)	--	(11,306)
Increase in financing costs	(9,830)	--	--	(9,830)
Proceeds from issuance of Common Stock	3,917	--	--	3,917
Repurchase of outstanding stock options	(2,393)	--	--	(2,393)

Net cash used in financing activities	(21,693)	(11,306)	--	(32,999)

Net increase (decrease) in cash and cash equivalents	782	(4,259)	--	(3,477)
Cash and cash equivalents, at beginning of year	(212)	10,255	--	10,043

Cash and cash equivalents, at end of year	$570	$5,996	$--	$6,566

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2001

Cash flows from operating activities:
Net cash provided by operating activities	$39,318	$11,848	$--	$51,166

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,374)	(5,323)	--	(6,697)
Acquisitions and earnouts	--	(8,277)	--	(8,277)
Proceeds from sale of certain assets	--	16,079	--	16,079

Net cash (used in) provided by investing activities	(1,374)	2,479	--	1,105

Cash flows from financing activities:
Borrowings under revolving credit agreement	6,000	--	--	6,000
Repayments under revolving credit agreement	(15,900)	--	--	(15,900)
Repayment and termination of bank loans	(38,163)	--	--	(38,163)
Scheduled repayment of long-term debt	--	(13,912)	--	(13,912)
Increase in financing costs	(1,172)	--	--	(1,172)
Proceeds from issuance of Common Stock	250	--	--	250

Net cash used in financing activities	(48,985)	(13,912)	--	(62,897)

Net (decrease) increase in cash and cash equivalents	(11,041)	415	--	(10,626)
Cash and cash equivalents, at beginning of year	10,829	9,840	--	20,669

Cash and cash equivalents, at end of year	$(212)	$10,255	$--	$10,043

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

YEAR	CLASSIFICATION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	WRITE OFFS	BALANCE AT END OF YEAR
			(In thousands)

2003	Allowance for doubtful accounts	$8,649	$21,392	$26,166	$3,875
	Inventory reserves	118	2	--	120

2002	Allowance for doubtful accounts	$17,625	$19,738	$28,714	$8,649
	Inventory reserves	129	--	11	118

2001*	Allowance for doubtful accounts	$23,005	$21,961	$27,341	$17,625
	Inventory reserves	2,398	--	2,269	129

*	The decrease in the inventory reserves during 2001 was due to the Company's efforts to utilize and dispose of its excess inventory.