Form 10-Q
period 2004-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2004-05-10
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (301) 986-0701

Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  X    No  __

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  X    No  __

        As of May 7, 2004, 21,410,685 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets - March 31, 2004 and December 31, 2003	1
Unaudited Consolidated Statements of Operations for the Three
Months Ended March 31, 2004 and 2003	3
Unaudited Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	30
Exhibit Index	31
Exhibits	32

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,005	$15,363
Accounts receivable, less allowance for doubtful accounts
of $4,900 and $3,875 in 2004 and 2003, respectively	116,114	116,479
Inventories	61,723	60,643
Prepaid expenses, other assets and income taxes receivable	11,030	10,160
Deferred income taxes	9,154	8,748

Total current assets	201,026	211,393

PROPERTY, PLANT AND EQUIPMENT
Land	3,562	3,562
Buildings	6,079	6,073
Machinery and equipment	19,966	18,857
Computer and software	30,202	28,755
Furniture and fixtures	12,137	11,093
Leasehold improvements	25,058	23,484

Property, plant and equipment, gross	97,004	91,824
Less accumulated depreciation and amortization	51,651	48,554

Property, plant and equipment, net	45,353	43,270

INTANGIBLE ASSETS
Excess cost over net assets acquired	478,924	468,930
Patents and other intangible assets of $9,696 and $10,232 less accumulated amortization of $4,748 and $5,274
in 2004 and 2003, respectively	4,949	4,958

Total intangible assets, net	483,873	473,888

OTHER ASSETS
Debt issuance costs, net	10,223	10,816
Other assets	7,286	997

Total other assets	17,509	11,813

TOTAL ASSETS	$747,761	$740,364

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,887	$4,944
Accounts payable	10,866	17,959
Accrued expenses	4,539	5,232
Accrued interest payable	3,548	9,103
Accrued compensation related costs	17,335	30,866
Income taxes payable	1,575	--

Total current liabilities	42,750	68,104

LONG-TERM LIABILITIES
Long-term debt, less current portion	429,777	404,492
Deferred income taxes	35,779	34,326
Other liabilities	2,477	1,888

Total long-term liabilities	468,033	440,706

Total liabilities	510,783	508,810

REDEEMABLE PREFERRED STOCK
7% Redeemable Convertible Preferred Stock, liquidation
preference $1,000 per share	52,380	51,463

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares
authorized, 21,599,116 and 21,491,101 shares issued
and outstanding in 2004 and 2003, respectively	216	215
Additional paid-in capital	157,309	156,521
Unearned compensation	(2,500)	(2,599)
Retained earnings	30,229	26,610

	185,254	180,747
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	184,598	180,091

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY	$747,761	$740,364

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net sales	$131,609	$126,128
Cost of goods sold (exclusive of depreciation and amortization)	65,400	60,690

Gross profit	66,209	65,438
Selling, general and administrative	47,134	44,766
Depreciation and amortization	3,314	2,453

Income from operations	15,761	18,219
Interest expense, net	8,073	9,096

Income before taxes	7,688	9,123
Provision for income taxes	3,152	3,645

Net income	4,536	5,478
Preferred stock dividend and accretion	917	1,357

Net income applicable to common stock	$3,619	$4,121

Basic Per Common Share Data
Net income	$0.17	$0.20

Shares used to compute basic per common share amounts	21,335,806	20,408,262

Diluted Per Common Share Data
Net income	$0.16	$0.19

Shares used to compute diluted per common share amounts	22,808,554	21,990,343

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)

	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,536	$5,478
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of assets	13	--
Provision for bad debts	4,575	4,763
Depreciation and amortization	3,314	2,453
Amortization of debt issuance costs	595	595
Deferred income taxes	1,048	--
Compensation expense on restricted shares	212	--
Amortization of terminated interest rate swaps	(128)	--
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(1,103)	(2,664)
Inventories	(144)	1,171
Prepaid expenses, other current assets, and income taxes receivable	927	10,558
Other assets	(533)	73
Accounts payable	(7,986)	(3,317)
Accrued expenses, accrued interest payable, and income taxes payable	(7,194)	(1,355)
Accrued compensation related cost	(13,768)	(13,311)
Other liabilities	371	(247)

Net cash (used in) provided by operating activities	(15,265)	4,197

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,716)	(3,303)
Acquisitions and earnouts	(15,684)	(301)
Purchase of technology license	(200)	--
Proceeds from sale of certain assets	80	41

Net cash used in investing activities	(20,520)	(3,563)

Cash flows from financing activities:
Borrowings under revolving credit agreement	27,000	16,000
Repayments under revolving credit agreement	(3,000)	(8,000)
Repayment of long-term debt	(1,246)	(1,900)
Increase in financing costs	(3)	--
Proceeds from issuance of Common Stock	676	379

Net cash provided by financing activities	23,427	6,479

(Decrease) increase in cash and cash equivalents	(12,358)	7,113
Cash and cash equivalents, at beginning of period	15,363	6,566

Cash and cash equivalents, at end of period	$3,005	$13,679

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. At its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation

Restricted Shares of Common Stock

The Company issues restricted shares of common stock to its directors and certain employees. The Company recognizes the fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant.

During the three months ended March 31, 2004, the Company granted 6,000 restricted shares of common stock. No such shares were issued during the three months ended March 31, 2003. At March 31, 2004, a total of 219,593 restricted shares of common stock are outstanding. These shares had an aggregate market value of $3.1 million, as determined at the date of grant, which is amortized to expense ratably over the vesting period. The shares have vesting dates through January 2008, the first of which occurs in June of 2004. At March 31, 2004, the balance of unamortized compensation is $2.5 million.

Options

The Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$3,619	$4,121
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income as reported	125	--
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(737)	(638)

Pro forma net income applicable to common stock	$3,007	$3,483

Earnings per share:
Basic - as reported	$0.17	$0.20
Basic - pro forma	0.14	0.17
Diluted - as reported	0.16	0.19
Diluted - pro forma	0.13	0.16

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock Based Compensation (continued)

Options (continued)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected term (years)	4.5	5.0
Volatility factor	75%	74%
Risk free interest rate	3.0%	2.9%
Dividend yield	0.0%	0.0%
Fair value	$9.41	$7.40

For the three months ended March 31, 2004 and 2003, the Company granted aggregate options to purchase 100,000 and 110,332 shares of the Company’s common stock, respectively.

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note I.

New Accounting Standards

In December 2003, the FASB issued a revision of Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R modifies the definition of variable interest, provides guidance on defining a business entity and exempts certain entities from Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46R addresses when a company should include the assets, liabilities and activities of a variable interest entity in its financial statements. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The Company adopted FIN 46R as of January 1, 2004. FIN 46R is effective for financial statements ending after March 15, 2004. The adoption of this pronouncement has not had a material impact on the Company’s financial statements.

NOTE C – SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the consolidated statements of cash flows:

	Three Months Ended March 31,
(In thousands)	2004	2003
Cash paid (received) during the period for:
Interest	$13,158	$8,778
Income taxes	383	(8,122)
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$917	$1,357
Issuance of notes in connection with acquisitions	2,600	--
Unearned compensation for restricted stock issued	112	--

NOTE D – ACQUISITIONS

During the twelve month period ended March 31, 2004 the Company acquired seven orthotics and prosthetics companies that operated a total of 49 patient-care centers, nine of which the Company plans to close and/or merge into other patient-care centers, as discussed below. The Company paid an aggregate purchase price of $33.1 million for these acquisitions. As of March 31, 2004, the purchase price allocation of one of the purchased companies has been calculated on a preliminary basis due to the lack of final information necessary for measurement.

The Company believes that the purchased entities contributed to a higher market share and allowed the Company to enter new markets. All acquired entities have been profitable and have immediately contributed to the Company’s operating income and earnings per share. These acquired entities generated a total of $11.1 million in year-to-date net sales as of March 31, 2004 and $5.7 million in net sales for the quarter ended March 31, 2004. The results of operations of the acquired companies are included in the Company’s consolidated results of operations effective as of their respective acquisition dates.

During the three month period ended March 31, 2004, the Company recorded a $0.7 million restructuring reserve, included in accrued expenses, related to one of the orthotics and prosthetics companies purchased. The restructuring plan calls for the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. Lease termination costs are approximately $0.6 million and are expected to be paid through January 2005. The cost of providing severance payments and benefits to the terminated employees is approximately $0.1 million. At March 31, 2004, 11 of the employees had been terminated and only one of the nine patient-care centers included in the plan had been closed.

NOTE D – ACQUISITIONS (CONTINUED)

Earnouts are defined in the purchase agreement for each acquisition and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.04 million and $0.3 million in the three months ended March 31, 2004 and 2003, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $2.8 million related to earnout provisions in future periods.

The activity related to goodwill for the three months ended March 31, 2004 is as follows:

(In thousands)
Balance at December 31, 2003	$468,930
Additions due to acquisitions	9,074
Additions due to earnouts	920

Balance at March 31, 2004	$478,924

The additions to goodwill during the period will be deductible for tax purposes in future periods.

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

Income per share is computed as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2004	2003
Net income	$4,536	$5,478
Less preferred stock dividends declared and accretion	917	1,357

Net income applicable to common stock	$3,619	$4,121

Shares of common stock outstanding used to compute
basic per common share amounts	21,335,806	20,408,262
Effect of dilutive options (a)	1,472,748	1,582,081

Shares used to compute dilutive per common share amounts	22,808,554	21,990,343

Basic income per share applicable to common stock	$0.17	$0.20
Diluted income per share applicable to common stock	$0.16	$0.19

(a) For 2004 and 2003, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the three months ended March 31, 2004 and 2003, options to purchase 138,750 and 1,385,498 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the period.

NOTE F – INVENTORY

Inventories consist of the following:

(In thousands)	March 31, 2004	December 31, 2003
Raw materials	$27,874	$27,930
Work in process	22,103	21,815
Finished goods	11,746	10,898

	$61,723	$60,643

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	March 31, 2004	December 31, 2003
Revolving credit facility	$54,000	$30,000
10 3/8% Senior Notes due 2009 (a)	202,496	202,624
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	149,250	150,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging
from 6% to 11.572%, maturing through December 2011	13,356	11,250

	434,664	409,436
Less current portion	(4,887)	(4,944)

Total long-term debt	$429,777	$404,492

(a) At March 31, 2004 and December 31, 2003, includes $2.5 million and $2.6 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

Revolving Credit Facility

During the three months ended March 31, 2004, the Revolving Credit Facility was amended for certain covenant calculations. At March 31, 2004, the Company had $14.6 million available under the Revolving Credit Facility.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a supply agreement with United States Manufacturing Company (“USMC”), under which it agreed to purchase certain products and components for use solely by the Company’s patient-care centers during a five-year period following the date of the agreement. In connection with the supply agreement, $3.0 million was placed in escrow. The Company satisfied its obligation to purchase from USMC during the first two years following the date of the agreement. Accordingly, the escrow agent released $2.0 million in escrowed funds to the Company for the satisfaction of such purchase obligations, leaving $1.0 million in escrow at March 31, 2004.

The Company executed a Master Amendment with Seattle Systems (as the successor of USMC), dated as of October 2003, pursuant to which the supply agreement and escrow arrangement relating thereto between the Company and USMC/Seattle Systems was amended to reduce the remaining life of the agreement to two years, increase the minimum annual purchase amount, include the Company’s distribution subsidiary’s purchases in the annual purchase threshold, and amend certain shipping and discount terms. In addition, the amendment reflected that $1.0 million remained in escrow and that the Company would receive it in two annual installments of $0.5 million each if it meets the minimum annual purchase amounts. If the Company fails to make such minimum annual purchases for any of the purchase years, then the $0.5 million escrow payment for that purchase year shall be released from escrow to Seattle Systems.

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

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance under the agreement.  The Company does not believe that its obligation under its existing contracts containing indemnification or clauses of guarantees will result in any material liability.

NOTE I – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segment’s EBITDA. EBITDA is defined as income from operations plus depreciation and amortization and other charges, if any. Other charges typically include extinguishments of debt. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The two reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-care centers – This segment consists of the Company’s owned and operated orthotic and prosthetic (“O&P”) patient-care centers, fabrication centers of O&P components and OPNET. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. OPNET is a national managed-care agent for O&P services and a patient referral clearing house.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care centers.

The accounting principles of the segments are the same as those described in Note B, “Significant Accounting Principles-Segment Information.”

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices that approximate market values.

NOTE I – SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Three Months Ended March 31, 2004
Net sales
Customers	$122,557	$9,052	$--	$131,609
Intersegment	--	16,776	(16,776)	--
EBITDA	22,570	2,885	(6,380)	19,075
Three Months Ended March 31, 2003
Net sales
Customers	$118,110	$8,018	$--	$126,128
Intersegment	--	13,941	(13,941)	--
EBITDA	23,236	2,563	(5,127)	20,672

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended March 31,
(In thousands)	2004	2003
EBITDA	$19,075	$20,672
Depreciation and amortization	3,314	2,453
Interest expense, net	8,073	9,096
Provision for income taxes	3,152	3,645

Net income	$4,536	$5,478

NOTE J – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE J – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Comapny)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$1,808	$1,197	$--	$3,005
Accounts receivable	--	116,114	--	116,114
Inventories	--	61,723	--	61,723
Prepaid expenses, other current assets and income taxes receivable	451	10,579	--	11,030
Intercompany receivable	515,351	--	(515,351)	--
Deferred income taxes	9,154	--	--	9,154

Total current assets	526,764	189,613	(515,351)	201,026

Property, plant and equipment, net	4,910	40,443	--	45,353
Intangible assets, net	196	483,677	--	483,873
Investment in subsidiaries	161,415	--	(161,415)	--
Other assets	10,471	7,038	--	17,509

Total assets	$703,756	$720,771	$(676,766)	$747,761

LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$3,387	$--	$4,887
Accounts payable	600	10,266	--	10,866
Accrued expenses	2,347	2,192	--	4,539
Accrued interest payable	3,357	191	--	3,548
Accrued compensation related cost	975	16,360	--	17,335
Income taxes payable	1,575	--	--	1,575

Total current liabilities	10,354	32,396	--	42,750

Long-term debt, less current portion	419,808	9,969	--	429,777
Deferred income taxes	35,779	--	--	35,779
Intercompany payable	--	515,351	(515,351)	--
Other liabilities	837	1,640	--	2,477

Total long-term liabilities	456,424	526,960	(515,351)	468,033

Total liabilities	466,778	559,356	(515,351)	510,783

Redeemable preferred stock	52,380	--	--	52,380

Common stock	216	35	(35)	216
Additional paid-in capital	157,309	7,460	(7,460)	157,309
Unearned compensation	(2,500)	--	--	(2,500)
Retained earnings	30,229	154,460	(154,460)	30,229
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	184,598	161,415	(161,415)	184,598

Total liabilities, redeemable preferred
stock and shareholders' equity	$703,756	$720,771	$(676,766)	$747,761

NOTE J – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2003 (In thousands)	Hanger Orthopedic Group (Parent Comapny)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
ASSETS
Cash and cash equivalents	$10,665	$4,698	$--	$15,363
Accounts receivable	--	116,479	--	116,479
Inventories	--	60,643	--	60,643
Prepaid expenses, other current assets and income taxes receivable	960	9,200	--	10,160
Intercompany receivable	505,338	--	(505,338)	--
Deferred income taxes	8,748	--	--	8,748

Total current assets	525,711	191,020	(505,338)	211,393

Property, plant and equipment, net	4,365	38,905	--	43,270
Intangible assets, net	--	473,888	--	473,888
Investment in subsidiaries	139,008	--	(139,008)	--
Other assets	11,061	752	--	11,813

Total assets	$680,145	$704,565	$(644,346)	$740,364

LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,069	$--	$4,944
Accounts payable	1,670	16,289	--	17,959
Accrued expenses	3,377	1,855	--	5,232
Accrued interest payable	8,990	113	--	9,103
Accrued compensation related cost	1,404	29,462	--	30,866

Total current liabilities	17,316	50,788	--	68,104

Long-term debt, less current portion	396,311	8,181	--	404,492
Deferred income taxes	34,326	--	--	34,326
Intercompany payable	--	505,338	(505,338)	--
Other liabilities	638	1,250	--	1,888

Total long-term liabilities	431,275	514,769	(505,338)	440,706

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	--	--	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	--	--	(2,599)
Retained earnings	26,610	132,053	(132,053)	26,610
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	180,091	139,008	(139,008)	180,091

Total liabilities, redeemable preferred
stock and shareholders' equity	$680,145	$704,565	$(644,346)	$740,364

NOTE J – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Comapny)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$131,609	$--	$131,609
Cost of goods sold (exclusive of depreciation and amortization)	--	65,400	--	65,400

Gross profit	--	66,209	--	66,209
Selling, general and administrative	6,379	40,755	--	47,134
Depreciation and amortization	434	2,880	--	3,314

(Loss) income from operations	(6,813)	22,574	--	15,761
Interest expense, net	7,906	167	--	8,073
Equity in earnings of subsidiaries	22,407	--	(22,407)	--

Income before taxes	7,688	22,407	(22,407)	7,688
Provision for income taxes	3,152	--	--	3,152

Net income	$4,536	$22,407	$(22,407)	$4,536

STATEMENT OF OPERATIONS
Three Months Ended March 31, 2003
(In thousands)

Net sales	$--	$126,128	$--	$126,128
Cost of goods sold (exclusive of depreciation and amortization)	--	60,690	--	60,690

Gross profit	--	65,438	--	65,438
Selling, general and administrative	5,127	39,639	--	44,766
Depreciation and amortization	357	2,096	--	2,453

(Loss) income from operations	(5,484)	23,703	--	18,219
Interest expense, net	8,953	143	--	9,096
Equity in earnings of subsidiaries	23,560	--	(23,560)	--

Income before taxes	9,123	23,560	(23,560)	9,123
Provision for income taxes	3,645	--	--	3,645

Net income	$5,478	$23,560	$(23,560)	$5,478

STATEMENT OF CASH FLOWS Three Months Ended March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Comapny)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows (used in) provided by operating activities	$(31,805)	$16,540	$--	$(15,265)

Cash flows used in investing activities
Purchase of property, plant and equipment	(975)	(3,741)	--	(4,716)
Acquisitions and earnouts	--	(15,684)	--	(15,684)
Purchase of technology license	--	(200)	--	(200)
Proceeds from sale of certain assets	--	80	--	80

Net cash used in investing activities	(975)	(19,545)	--	(20,520)

Cash flows provided by (used in) financing activities
Borrowings under revolving credit agreement	27,000	--	--	27,000
Repayments under revolving credit agreement	(3,000)	--	--	(3,000)
Repayments of long-term debt	(750)	(496)	--	(1,246)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	676	--	--	676

Net cash provided by (used in) financing activities	23,923	(496)	--	23,427

Net decrease in cash and cash equivalents	(8,857)	(3,501)	--	(12,358)
Cash and cash equivalents, beginning of period	10,665	4,698	--	15,363

Cash and cash equivalents, end of period	$1,808	$1,197	$--	$3,005

STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003
(In thousands)

Cash flows (used in) provided by operating activities	$(837)	$5,034	$--	$4,197

Cash flows used in investing activities
Purchase of property, plant and equipment	(390)	(2,913)	--	(3,303)
Acquisitions and earnouts	--	(301)	--	(301)
Proceeds from sale of certain assets	--	41	--	41

Net cash used in investing activities	(390)	(3,173)	--	(3,563)

Cash flows provided by (used in) financing activities
Borrowings under revolving credit agreement	16,000	--	--	16,000
Repayments under revolving credit agreement	(8,000)	--	--	(8,000)
Repayments of long-term debt	--	(1,900)	--	(1,900)
Proceeds from issuance of Common Stock	379	--	--	379

Net cash provided by (used in) financing activities	8,379	(1,900)	--	6,479

Net increase (decrease) in cash and cash equivalents	7,152	(39)	--	7,113
Cash and cash equivalents, beginning of period	570	5,996	--	6,566

Cash and cash equivalents, end of period	$7,722	$5,957	$--	$13,679

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from those indicated in the forward looking statements.

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care centers segment, which generated approximately 93.1% of our net sales in the first three months of 2004, and the distribution of O&P components segment, which accounted for 6.9% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. Same-center sales growth represents the aggregate increase or decrease of our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for a full year are included in the computation. During the three months ended 2004, same-center sales decreased by 0.8% from the same period in 2003. Total net sales increased by 3.8% over the same period in 2003, entirely due to acquisitions. During the same period in 2003, we experienced virtually flat same-center sales growth over the first quarter of 2002. We operated 612 and 589 patient-care centers at March 31, 2004 and 2003, respectively,

Our revenues and results of operations are affected by seasonal considerations. During the first quarter of each year, we have generally experienced lower net sales. This is due to two factors, the adverse weather conditions often experienced in certain geographical areas of the United States, and a greater degree of patients’ sole responsibility for payment of their insurance deductible during the beginning of each benefit year.

In our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted in the fourth quarter after the annual physical inventory is conducted and compiled, and a new accrual rate is established.

We believe that the expansion of our business through a combination of continued same-center sales growth, the addition of new facilities, the creation of Linkia, LLC, a preferred O&P managed-care provider, and a program of selective acquisitions are critical to the continued increase in our net sales and improvement in our profitability.

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $25.8 million for the three months ended March 31, 2004 with $16.8 million, or 65.1%, of total net sales made to our patient-care centers, and $9.0 million, or 34.9%, made to external parties.

SPS has had three distribution centers throughout 2003 and 2004, strategically located in the United States. SPS is able to fill virtually any order within 48 hours of receipt. The ability to quickly fill orders from its extensive product line allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Net income did not meet management’s expectations for the three months ended March 31, 2004 due principally to a same-center sales decline in our patient-care centers. However, we are aggressively moving to address this need in three ways:

•	Creation of our wholly-owned subsidiary, Linkia, the first managed-care organization dedicated solely to serving the O&P market. Linkia will partner with healthcare insurance companies by securing national and regional contracts to coordinate all of the O&P needs of those companies. On March 16, 2004, Linkia entered into its first significant contract; we expect Linkia’s contracts to begin to impact sales in the third and fourth quarter of this year as the coverage is phased in on a geographic basis and we estimate that Linkia will generate additional sales on an annualized basis of a minimum of $50.0 million in 2005.

•	Training and deployment of a national business development workforce whose goal will be to develop relationships and demonstrate quality to referral sources.

•	Continued deployment of technology, so that our practitioners are able to provide the highest level of customer service and quality clinical outcomes.

We expect that our continued investment in marketing, both in terms of a local sales force, and in personnel and systems to support national contracts; will enable us to increase our market share throughout 2004.

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment there of, for the three months ended March 31, 2004 increased to 75.5 days compared to 72.9 days for the same period last year. The increase in DSO is due to a delay in Medicare collections associated with the required conversion to electronic submissions of claims in mid-October 2003, and to administrative delays of our claims by the Durable Medical Equipment Regional Carriers. Management believes that these claims will ultimately be collected and we will not experience any increase in bad debt expense due to the issues we have encountered. Management has targeted our DSO to be fewer than 70 days. We believe that this target will be attained due to the efficiencies expected as a result of our centralized billing system and due to expected acceleration of Medicare payments once the issues discussed above are fully resolved.

Looking ahead, we expect to complete the rollout of our new centralized patient billing system, O/P/S, by the end of the second quarter. This system will provide us with improved functionality and reporting, and the ability to more fully standardize our field operations. We also will continue to roll out our new Insignia scanning system, which we believe will improve quality and patient satisfaction in our patient-care centers.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our significant accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectibility is deemed probable. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and prepaid tuition and fees received from students enrolled in our practitioner education program.

Revenue recorded at our patient-center segment is recorded at net realizable value, taking into consideration all governmental adjustments, contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system currently being developed and our billing systems currently in place, all of which are computerized, are designed to record revenue at net realizable value based on our contract with the patient’s insurance company. Updated billing information is received periodically from payors and will be uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

Disallowed sales generally relate to billings to payors with whom we do not have a formal contract. In these situations we record the sale at usual and customary rates and simultaneously record a disallowed sale to reduce the sale to net realizable value at the time of the sale, based on our historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

As part of our preauthorization process with payors, we validate our ability to bill the payor, if applicable, for the service we are providing before we deliver the device. Subsequent to billing for our devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If we do not collect from the patient, we record bad debt expense. Occasionally, a portion of a bill is rejected by a payor due to a coding error on our part and we are prevented from pursuing payment from the patient due to the terms of our contract with the insurance company. We appeal these types of decisions and are successful over 50 percent of the time. We immediately record a disallowed sale for any claims that we know we will not recover and adjust our future estimates accordingly.

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. In addition to the actual bad debt expense encountered during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a detailed review of our receivable balances. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. The account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off, in our centralized billing system, to bad debt expense.

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Intangible Assets: Excess cost over net assets acquired (“goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We completed the annual impairment test as of October 1, 2003, which did not result in the impairment of any goodwill.

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years.

Results of Operations

The following table sets forth for the periods indicated certain items our Statements of Operations and their percentage of our net sales:

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	49.7	48.1

Gross profit	50.3	51.9
Selling, general and administrative	35.9	35.6
Depreciation and amortization	2.5	1.9

Income from operations	11.9	14.4
Interest expense, net	6.1	7.2

Income before taxes	5.8	7.2
Provision for income taxes	2.4	2.9

Net income	3.4	4.3

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Sales. Net sales for the three months ended March 31, 2004 were $131.6 million, an increase of $5.5 million, or 4.4%, versus net sales of $126.1 million for the three months ended March 31, 2003. The sales growth was the result of a $1.0 million, or 12.9%, increase in outside sales of the distribution segment and $4.0 million from acquired practices that are not part of the same-center sales calculation. Same-center sales at our patient-care centers segment declined 0.8%.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $66.2 million, an increase of approximately $0.8 million, or 1.2%, versus $65.4 million for the three months ended March 31, 2003. Gross profit as a percentage of net sales for the three months ended March 31, 2004 decreased to 50.3% from 51.9% for the three months ended March 31, 2003 as a result of an increase in materials and labor costs. Materials at 27.3% of net sales were slightly below the year-end rate. While labor was above last year’s level, this unfavorable variance caused a reduction in the practitioner bonus accrual. The increase in labor costs as a percentage of net sales was due to a combination of the impact of annual salary increases effective January 1, 2004 and the decrease in same-center sales.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2004 increased by $2.4 million compared to the three months ended March 31, 2003. The increase was principally the result of an increase in compensation, as employees received annual increases of approximately 3% in January 2004, as well as an increase in travel and computer expenses related to the rollout of our new computerized billing system, O/P/S. In addition, the change was due to an increase in rent and occupancy expenses as a result of our scheduled increases and recent acquisitions, and an increase in expenses incurred for work related to the development of internal control over financial reporting systems pursuant to Section 404 of the Sarbanes-Oxley Act. As a percentage of net sales, selling, general and administrative expenses increased to 35.9% in 2004 from 35.6% in 2003.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2004 was $3.3 million versus $2.5 million for the three months ended March 31, 2003. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Income from Operations. As a result of the above, income from operations for the three months ended March 31, 2004 was $15.8 million, a decrease of $2.4 million, or 13.2%, compared to $18.2 million for the three months ended March 31, 2003. Income from operations, as a percentage of net sales, decreased to 11.9% in the three months ended March 31, 2004 versus 14.4% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the three months ended March 31, 2004 decreased to $8.1 million compared to $9.1 million in the three months ended March 31, 2003 due to the refinancing of our 11 ¼% Senior Subordinated Notes with the variable rate Term Loan during the three months ended December 31, 2003.

Income Taxes. The provision for income taxes for the three months ended March 31, 2004 was $3.2 million compared to $3.6 million for the three months ended March 31, 2003. The change in the income tax provision was due to our decreased profitability. The effective rate for the three months ended March 31, 2004 and 2003 was 41.0% and 40.0%, respectively.

Net Income. As a result of the above, we recorded net income of $4.5 million for the three months ended March 31, 2004, a decrease of $1.0 million, or 18.2%, below the three months ended March 31, 2003.

Financial Condition, Liquidity, and Capital Resources

Our working capital at March 31, 2004 was $158.3 million compared to $143.3 million at December 31, 2003. Current assets decreased by $10.4 million. Our cash and cash equivalents were $3.0 million at March 31, 2004, compared to $15.4 million at December 31, 2003. Current liabilities decreased by $25.4 million from December 31, 2003, primarily due to an $18.4 million reduction in our bonus liability, which was paid during the quarter, an $8.0 million reduction in accounts payable, and a $5.6 million decrease in interest accruals. The ratio of current assets to current liabilities increased to 4.7 to 1 at March 31, 2004, compared to 3.1 to 1 at December 31, 2003. Available cash under our Revolving Credit Facility decreased to $14.6 million at March 31, 2004 compared to $64.0 million at December 31, 2003.

Net cash used in operating activities for the three months ended March 31, 2004 was $15.3 million, compared to net cash provided of $4.2 million in the three months ended March 31, 2003. The decrease was primarily due to different interest payment cycles from the refinancing in the three months ended December 31, 2003 and an $8.4 million income tax refund that was received during the three months ended March 31, 2003.

Net cash used in investing activities was $20.5 million for the three months ended March 31, 2004, versus $3.6 million for the same period in the prior year. The increase in net cash used was primarily due to acquisitions and earnouts.

Net cash provided by financing activities was $23.4 million for the three months ended March 31, 2004 compared to $6.5 million for the three months ended March 31, 2003. The increase in cash provided by financing activities was primarily due to net draws on the Revolving Credit Facility to fund acquisitions.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At March 31, 2004, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

New Accounting Pronouncements

In December 2003, the FASB issued a revision of Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R modifies the definition of variable interest, provides guidance on defining a business entity and exempts certain entities from Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46R addresses when a company should include the assets, liabilities and activities of a variable interest entity in its financial statements. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We adopted FIN 46R as of January 1, 2004. FIN 46R is effective for financial statements ending after March 15, 2004. The adoption of this pronouncement has not had a material impact on our financial statements.

Other

Inflation has not had a significant effect on our operations, as increased costs generally have been offset by increased prices of products and services sold. We primarily provide customized devices and services throughout the United States and are reimbursed, in a large part, by the patients’ third-party insurers or governmentally-funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of our patients’ insurers and future legislation and regulatory actions.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contractions, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of March 31, 2004, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility, the other obligations have fixed interest or dividend rates.

We have a $100.0 million revolving credit facility, with an outstanding balance of $54.0 million at March 31, 2004, as discussed in Note G to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At March 31, 2004, we had four contracts outstanding which fixed LIBOR at 4.10%, 4.11%, 3.86% and 3.86%, and were set to expire on May 24, 2004, June 15, 2004, June 15, 2004 and June 15, 2004, respectively.

Presented below is an analysis of our financial instruments as of March 31, 2004 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS
Term Loan	$3,522	$4,269	$5,015	$5,761	$6,507	$7,254	$8,000
Revolving Credit Facility	1,577	1,847	2,117	2,387	2,657	2,927	3,197

	$5,099	$6,116	$7,132	$8,148	$9,164	$10,181	$11,197

ITEM 4:    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2004. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

ITEM 6:    Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed or furnished herewith:

Exhibit No.	Document

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Forms 8-K.

Current Report on Form 8-K dated February 10, 2004 announcing preliminary results of operations for the year ended December 31, 2003.

Current Report on Form 8-K dated March 2, 2004 announcing diluted EPS for the year ended December 31, 2003.

Current Report on Form 8-K dated April 28, 2004 announcing net income per diluted share for the quarter ended March 31, 2004.

Current Report on Form 8-K dated April 28, 2004 announcing Linkia, LLC’s contract with United HealthCare Insurance Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Date: May 7, 2004	By:	/s/ Ivan R. Sabel, CPO
Ivan R. Sabel, CPO Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2004	By:	/s/ George E. McHenry
George E. McHenry Chief Financial Officer (Principal Financial Officer)
Date: May 7, 2004	By:	/s/ Glenn M. Lohrmann
Glenn M. Lohrmann Vice President, Secretary and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002