Form 10-Q
period 2004-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2004-08-16
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

Commission file number      1-10670

HANGER ORTHOPEDIC GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0904275

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(301) 986-0701

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

     As of August 13, 2004, 21,547,171 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

     We have included the restated unaudited balance sheet as of December 31, 2003 and statements of operations and cash flows for the fiscal quarter ended June 30, 2003 and the six months ended June 30, 2004 and 2003, respectively in this Form 10-Q. The restatement in the unaudited financial statements relates to a correction of an error to write-off uncollectible accounts receivable as is more fully described in Part I herein under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1 of Part I in our consolidated unaudited financial statements and related notes, including NOTE C. In addition, as soon as practical, we intend to file an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 to restate our audited financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheet – June 30, 2004 and Unaudited Restated Consolidated Balance Sheet December 31, 2003	1
Unaudited Consolidated Statement of Operations for the Three Months Ended June 30, 2004 and Unaudited Restated Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and the Six Months Ended June 30, 2004 and 2003	3
Unaudited Restated Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 6. Exhibits and Reports on Form 8-K	34
SIGNATURES	35
Exhibit Index	36
Exhibits	37

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)	(unaudited, restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,190	$15,363
Accounts receivable, less allowance for doubtful accounts of $4,944 and $3,875 in 2004 and 2003, respectively	113,103	112,936
Inventories	63,154	60,643
Prepaid expenses, other assets and income taxes receivable	6,584	10,160
Deferred income taxes	12,314	10,275

Total current assets	196,345	209,377

PROPERTY, PLANT AND EQUIPMENT
Land	3,562	3,562
Buildings	6,079	6,073
Machinery and equipment	22,604	18,857
Computer and software	33,119	28,755
Furniture and fixtures	11,450	11,093
Leasehold improvements	26,084	23,484

Property, plant and equipment, gross	102,898	91,824
Less accumulated depreciation and amortization	54,647	48,554

Property, plant and equipment, net	48,251	43,270

INTANGIBLE ASSETS
Excess cost over net assets acquired	485,229	468,930
Patents and other intangible assets of $9,784 and $10,232 less accumulated amortization of $4,957 and $5,274 in 2004 and 2003, respectively	4,827	4,958

Total intangible assets, net	490,056	473,888

OTHER ASSETS
Debt issuance costs, net	10,152	10,816
Other assets	2,868	997

Total other assets	13,020	11,813

TOTAL ASSETS	$747,672	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)	(unaudited, restated)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, including $390,243 of long-term debt reclassified due to covenant violation-Note G	$395,195	$4,944
Accounts payable	13,157	17,959
Accrued expenses	5,387	5,232
Accrued interest payable	8,525	9,103
Accrued compensation related costs	20,872	30,866

Total current liabilities	443,136	68,104

LONG-TERM LIABILITIES
Long-term debt, less current portion	25,389	404,492
Deferred income taxes	37,428	34,326
Other liabilities	3,062	1,888

Total long-term liabilities	65,879	440,706

Total liabilities	509,015	508,810

REDEEMABLE PREFERRED STOCK
7% Redeemable Convertible Preferred Stock, liquidation preference $1,000 per share	53,314	51,463

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 21,743,137 and 21,491,101 shares issued and outstanding in 2004 and 2003, respectively	217	215
Additional paid-in capital	157,972	156,521
Unearned compensation	(2,489)	(2,599)
Retained earnings	30,299	24,594

	185,999	178,731
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	185,343	178,075

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$747,672	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Net sales	$145,125	$138,936	$276,734	$265,064
Cost of goods sold (exclusive of depreciation and amortization)	71,942	65,416	137,342	126,106

Gross profit	73,183	73,520	139,392	138,958
Selling, general and administrative	55,543	45,977	102,935	90,983
Depreciation and amortization	3,361	2,620	6,675	5,073

Income from operations	14,279	24,923	29,782	42,902
Interest expense, net	8,523	9,354	16,596	18,450

Income before taxes	5,756	15,569	13,186	24,452
Provision for income taxes	2,590	6,367	5,630	9,908

Net income	3,166	9,202	7,556	14,544
Preferred stock dividend and accretion	934	1,381	1,851	2,738

Net income applicable to common stock	$2,232	$7,821	$5,705	$11,806

Basic Per Common Share Data
Net income	$0.10	$0.38	$0.27	$0.57

Shares used to compute basic per common share amounts	21,427,599	20,572,473	21,381,703	20,582,064

Diluted Per Common Share Data
Net income	$0.10	$0.34	$0.25	$0.54

Shares used to compute diluted per common share amounts	22,706,438	26,844,609	22,764,812	26,804,325

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Dollars in thousands)

	2004	2003
	(unaudited)	(unaudited, restated)
Cash flows from operating activities:
Net income	$7,556	$14,544
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	51	(109)
Provision for obsolete inventory	—	60
Provision for bad debts	10,636	10,911
Depreciation and amortization	6,675	5,073
Amortization of debt issuance costs	1,214	1,256
Deferred income taxes	1,063	3,552
Compensation expense on restricted shares	445	—
Amortization of terminated interest rate swaps	(256)	—
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(8,253)	(13,018)
Inventories	(1,507)	(1,815)
Prepaid expenses, other current assets, and income taxes receivable	3,820	(1,413)
Other assets	(891)	35
Accounts payable	(5,618)	(2,377)
Accrued expenses and accrued interest payable	(882)	13,062
Accrued compensation related cost	(10,282)	(11,413)
Other liabilities	954	19

Net cash provided by operating activities	4,725	18,367

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,773)	(8,166)
Acquisitions and earnouts	(16,867)	(3,780)
Purchase of technology license	(288)	—
Proceeds from sale of certain assets	80	358

Net cash used in investing activities	(27,848)	(11,588)

Cash flows from financing activities:
Borrowings under revolving credit agreement	30,500	18,000
Repayments under revolving credit agreement	(20,000)	(23,000)
Repayment of long-term debt	(2,097)	(3,410)
Increase in financing costs	(552)	(1,054)
Proceeds from issuance of Common Stock	1,099	639

Net cash provided by (used in) financing activities	8,950	(8,825)

Decrease in cash and cash equivalents	(14,173)	(2,046)
Cash and cash equivalents, at beginning of period	15,363	6,566

Cash and cash equivalents, at end of period	$1,190	$4,520

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial information included herein has been restated to reflect accounting for the correction of an error related to uncollectible accounts receivable (See Note C). Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.

Based upon the results of operations for the trailing twelve months ending June 30, 2004, the Company is presently in violation of one of the financial covenants contained in the credit agreement related to its Revolving Credit Facility and Term Loan (“Senior Credit Facilities”). Management has met with the Administrative Agent of the Senior Credit Facilities and has scheduled an August 18, 2004 meeting with the Syndicate of Lenders to propose a cure to the covenant violation, which it is believed will be ratified by the lending group. Until the amendment is obtained, the Company does not have access to its Revolving Credit Facility. In the interim, the Company has $18.3 million in cash available in its bank accounts on August 13, 2004. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached, the outstanding debt balances could be called by the lender and absent the ability of the Company to refinance, the Company may experience severe liquidity problems which would have a material adverse effect on the Company. If the Company’s current credit facility is refinanced or the outstanding balance is demanded by the lender, the remaining unamortized deferred financing costs of $10.2 million as of June 30, 2004 associated with the Senior Credit Facilities may be adjusted in the period of refinancing or demand. As the Company was unable to cure the covenant violation before the filing of this Form 10-Q, it is required to classify the outstanding obligations under the Revolving Credit Facility and Term Loan as a current liability. In addition, the Senior Notes are also being classified as a current liability due to the cross default language in the Senior Note Indenture.

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Estimated cost of goods sold during the period is reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

Stock-Based Compensation

Restricted Shares of Common Stock

The Company issues restricted shares of common stock to its directors and certain employees. The Company recognizes the fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant.

During the three months ended June 30, 2004 and 2003, the Company granted 13,725 and 10,280 restricted shares of common stock, respectively. The Company granted 19,725 and 10,280 restricted shares of common stock during the six month periods ended June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, a total of 224,038 and 10,280 restricted shares of common stock were outstanding, respectively. These shares had an aggregate market value of $3.2 million and $0.1 million at June 30, 2004 and 2003, respectively, as determined at the date of grant. The shares have vesting dates through April 2008, of which 9,280 shares became fully vested in June 2004.

Options

The Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition to stock-based employee compensation for all awards:

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock Based Compensation (continued)

Options (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$2,232	$7,821	$5,705	$11,806
Add: restricted shares of common stock compensation expense, net of related tax effects, included in net income as reported	128	—	255	—
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(560)	(431)	(1,056)	(814)

Pro forma net income applicable to common stock	$1,800	$7,390	$4,904	$10,992

Earnings per share:
Basic — as reported	$0.10	$0.38	$0.27	$0.57
Basic — pro forma	0.08	0.36	0.23	0.53
Diluted — as reported	0.10	0.34	0.25	0.54
Diluted — pro forma	0.08	0.33	0.22	0.51

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected term (years)	4.5	5.0	4.5	5.0
Volatility factor	75%	77%	75%	77%
Risk free interest rate	3.7%	2.6%	3.4%	2.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$9.83	$7.14	$9.51	$7.22
Exercise price	$16.10	$11.21	$15.77	$12.89

For the three months ended June 30, 2004 and 2003, the Company granted aggregate options to purchase 31,865 and 32,140 shares of the Company’s common stock, respectively. The Company granted aggregate options to purchase 131,865 and 142,472 shares of the Company’s common stock during the six month periods ended June 30, 2004 and 2003, respectively.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

NOTE C – CORRECTION OF AN ERROR, RESTATEMENT OF ACCOUNTS RECEIVABLE

The previously issued consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and cash flows for the six months ended June 30, 2003 and 2004 and the three months ended March 31, 2004 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. The error resulted in an understatement of selling, general and administrative expense of $0.3 million for the quarter ended March 31, 2004 and $1.0, $1.0 and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. In the year ended December 31, 2003, selling general and administrative expense for the three months ended March 31, 2003 and June 30, 2003 was restated and increased by $0.2 and $0.3, respectively.

The correction of the error decreased previously reported income before taxes by $0.3 million, $1.0 million, $1.0 million, and $1.5 million for the three month period ended March 31, 2004, and the years ended December 31, 2003, 2002 and 2001, respectively. The impact of the correction decreased previously reported net income (loss) per common share by $0.2 million, $0.6 million, $0.6 million, and $0.8 million for the three month period ended March 31, 2004, and the years ended December 31, 2003, 2002 and 2001, respectively. The impact of the correction decreased previously reported basic and diluted earnings per share by $0.01, $0.03, $0.03, and $0.04 for the three month period ended March 31, 2004, and the years ended December 31, 2003, 2002 and 2001, respectively.

The discrepancy was discovered during the preparation of the Company’s June 30, 2004 financial statements. By June, the Company had substantially completed the roll-out of its new billing and cash collection system (O/P/S), which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in the Company’s over 600 practices to bill and collect for products and services. The new system provides the Company better visibility over its accounts receivable and improved controls over its inter-branch cash collection activity. After a successful pilot test, the Company commenced the installation of this system in September 2003 and by the end of June 2004 had installed the system in all practices except the patient-care centers of two recent acquisitions and three central billing offices, which require an enhanced multi-user version of the system that the Company has not yet completed testing.

The conversion to the O/P/S single billing and cash collection platform permitted reconciliation of inter-branch cash collection activity and the Company determined that certain receivables were uncollectible. The Company, with the concurrence of its independent registered public accounting firm, concluded that this adjustment should be reported as a correction of an error to previously issued financial statements.

NOTE D – SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the consolidated statements of cash flows:

	Six Months Ended
	June 30,
(In thousands)	2004	2003
Cash paid (received) during the period for:
Interest	$16,752	$18,593
Income taxes	1,573	(7,472)
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$1,851	$2,738
Issuance of notes in connection with acquisitions	3,000	—
Unearned compensation for restricted stock issued	336	—

NOTE E – ACQUISITIONS

During the trailing twelve months ended June 30, 2004, the Company acquired eight orthotics and prosthetics companies that operated a total of 29 patient-care centers. The Company paid an aggregate purchase price of $19.3 million for these acquisitions. None of these acquisitions were material to the Company. As of June 30, 2004, the purchase price allocation of one of the purchased companies has been determined on a preliminary basis due to the lack of final information necessary for measurement.

The Company believes that the purchased entities contributed to a higher market share and allowed the Company to enter new markets. All acquired entities have been profitable and have immediately contributed to the Company’s operating income and earnings per share. These acquired entities generated a total of $13.1 million in the trailing twelve months’ net sales as of June 30, 2004 and $7.5 million in net sales for the quarter ended June 30, 2004. The results of operations of the acquired companies are included in the Company’s consolidated results of operations effective as of their respective acquisition dates.

NOTE E – ACQUISITIONS (CONTINUED)

During the first quarter of 2004, the Company recorded a $0.7 million restructuring reserve, included in accrued expenses, related to one of the orthotics and prosthetics companies purchased. The restructuring plan calls for the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. At June 30, 2004 four of the nine patient-care centers had been closed/merged and approximately $0.1 million in lease costs were paid. As of June 30, 2004, 11 employees had been terminated and $0.1 million of severance payments and benefits are expected to be paid through January 2005. Approximately $0.5 million of lease payments are expected to be paid through April 2008.

Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.1 million and $0.4 million in the six months ended June 30, 2004 and 2003, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $2.7 million related to earnout provisions in future periods.

The activity related to goodwill for the six months ended June 30, 2004 is as follows:

(In thousands)
Balance at December 31, 2003	$468,930
Additions due to acquisitions	15,016
Additions due to earnouts	1,283

Balance at June 30, 2004	$485,229

The additions to goodwill during the period will be deductible for tax purposes in future periods.

NOTE F – NET INCOME PER COMMON SHARE

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

NOTE F – NET INCOME PER COMMON SHARE (CONTINUED)

Income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share amounts)	2004	2003	2004	2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Net income	$3,166	$9,202	$7,556	$14,544
Less preferred stock dividends declared and accretion	934	1,381	1,851	2,738

Net income applicable to common stock	$2,232	7,821	$5,705	11,806
Plus preferred stock dividends declared and accretion (a)	—	1,381	—	2,738

	$2,232	$9,202	$5,705	$14,544

Shares of common stock outstanding used to compute basic per common share amounts	21,427,599	20,572,473	21,381,703	20,582,064
Effect of dilutive options (b)	1,278,839	1,503,710	1,383,109	1,453,835
Effect of dilutive preferred shares	—	4,768,426	—	4,768,426

Shares used to compute dilutive per common share amounts	22,706,438	26,844,609	22,764,812	26,804,325

Basic income per share applicable to common stock	$0.10	$0.38	$0.27	$0.57
Diluted income per share applicable to common stock	$0.10	$0.34	$0.25	$0.54

(a) For the three and six months ended June 30, 2004, excludes the effect of the conversion of the Redeemable Preferred Stock as it is considered anti-dilutive. For the three months and six months ended June 30, 2003, it became more dilutive to net income per common share to convert the Company’s outstanding Redeemable Convertible Preferred Stock to common stock. Therefore, the preferred stock dividends declared and accretion were not included in the computation of diluted per common share data for those periods.

(b) For the three months ended June 30, 2004 and 2003, options to purchase 562,796 and 1,570,322 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the period. Options to purchase 425,400 and 1,382,998 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, and are not included in the computation of diluted income per share for the six month periods ended June 30, 2004 and 2003, respectively, as these options are anti-dilutive.

NOTE G – INVENTORY

Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2004	2003
Raw materials	$28,292	$27,930
Work in process	22,103	21,815
Finished goods	12,759	10,898

	$63,154	$60,643

NOTE H – LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2004	2003
Revolving credit facility	$40,500	$30,000
10 3/8% Senior Notes due 2009 (a)	202,368	202,624
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	148,875	150,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6% to 11.572%, maturing through December 2011	13,279	11,250

	420,584	409,436
Less current portion including $390,243 long-term debt reclassed due to covenant violation	(395,195)	(4,944)

Total long-term debt	$25,389	$404,492

(a) At June 30, 2004 and December 31, 2003, includes $2.4 million and $2.6 million, respectively, of deferred interest rate swap termination income to be recognized as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

The Company violated the total leverage covenant contained in the Revolving Credit Facility and Term Loan agreements based upon the results for the twelve months ended June 30, 2004. See Note A for a detailed discussion.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a supply agreement with United States Manufacturing Company (“USMC”), under which it agreed to purchase certain products and components for use solely by the Company’s patient-care centers during a five-year period following the date of the agreement. In connection with the supply agreement, $3.0 million was placed in escrow. The Company satisfied its obligation to purchase from USMC during the first two years following the date of the agreement. Accordingly, the escrow agent released $2.0 million in escrowed funds to the Company for the satisfaction of such purchase obligations, leaving $1.0 million in escrow at June 30, 2004.

The Company executed a Master Amendment with Seattle Systems (as the successor of USMC), dated as of October 2003, pursuant to which the supply agreement and escrow arrangement relating thereto between the Company and USMC/Seattle Systems was amended to reduce the remaining life of the agreement to two years, increase the minimum annual purchase amount, include the Company’s distribution subsidiary’s purchases in the annual purchase threshold, and amend certain shipping and discount terms. In addition, the amendment reflected that $1.0 million

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Commitments (continued)

remained in escrow and that the Company would receive it in two annual installments of $0.5 million each if it meets the minimum annual purchase amounts. If the Company fails to make such minimum annual purchases for any of the purchase years, then the $0.5 million escrow payment for that purchase year shall be released from escrow to Seattle Systems.

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

Matters Relating to Billing Allegations

On June 15, 2004, the Company announced that an employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation has been expanded to cover certain of the Company’s other patient-care centers. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the years ended December 31, 2002, 2003 and the six months ended June 30, 2004 were $1.6 million, $1.9 million, and $0.9 million, respectively, or less than 0.5% of the Company’s net sales for the three periods.

It should be noted that the regulatory agencies have not yet reviewed the records they have requested and additional regulatory inquires may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies inquiry will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Class Action Litigation

On June 25, 2004, the Company announced that substantially similar class actions on behalf of certain shareholders of the Company had been filed against the Company and certain of its executive officers and directors in the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Eastern District of Virginia. The complaints in those cases, which repeat the above-referenced employee allegations of misconduct at the West Hempstead, New York patient-care center, are described below. The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

A suit captioned Twist Partners vs. Hanger Orthopedic Group, Inc., Thomas F. Kirk, George E. McHenry and Ivan R. Sabel, (Case No. CV 04 2585) was filed on June 22, 2004 in the U.S. District Court for the Eastern District of New York. Mr. Kirk is President and a director of the Company, Mr. McHenry is Chief Financial Officer of the Company and Mr. Sabel is the Chairman of the Board and Chief Executive Officer of the Company. The complaint alleges that throughout the class period (July 29, 2003 through June 14, 2004), the defendants engaged in “an illegal scheme to bill the Medicaid and Medicare programs, the Veterans Administration and private insurers,” and alleges that the improperly booked sales artificially inflated the Company’s reported revenues and earnings. The complaint also alleges that the defendants were motivated to engage in the fraud so that the Company’s insiders could effect sales of their shares of the Company’s common stock at artificially inflated prices, citing the sale of a total of 120,270 shares for total proceeds of $1,931,198. The suit alleges violations of the anti-fraud provision contained in Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and asserts violations of Section 20(a) against the individual defendants as controlling persons. The suit seeks an unspecified amount of compensatory damages against all defendants, jointly and severally for all damages sustained, including interest thereon, as well as reasonable costs and expenses incurred, including counsel and expert fees. Three substantially identical suits, captioned Robert Imperato vs. Hanger Orthopedic Group, Inc., Ivan R. Sabel, Thomas Kirk, and George E. McHenry (Civil Action No. CV 04 2736), Kenneth Walters vs. Hanger Orthopedic Group, Inc., Thomas F. Kirk, George E. McHenry, and Ivan R. Sabel (Civil Action No. CV 04 2826), and Adam Shapiro vs. Hanger Orthopedic Group, Inc., Ivan R. Sabel and George E. McHenry (Case CV 04 2681) were filed on June 29, 2004, July 6, 2004 and June 28, 2004, respectively, in the U.S. District Court for the Eastern District of New York.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Class Action Litigation (continued)

A suit captioned Curt Browne vs. Hanger Orthopedic Group, Inc., Ronald N. May, Thomas P. Cooper, Jason P. Owen, Ivan R. Sabel, Richard J. Taylor, George E. McHenry, Glenn M. Lohrmann and Risa J. Lavizzo-Mourey (Case No. 1:04 cv 715) was filed in the U.S. District Court for the Eastern District of Virginia on June 23, 2004. Mr. May is the President of Southern Prosthetic Supply (the Company’s distribution division), Mr. Cooper is a director of the Company, Mr. Owen is Treasurer of the Company, Mr. Taylor is Executive Vice President of the Company, Mr. Lohrmann is Vice President and Secretary of the Company and Ms. Lavizzo-Mourey is a former director of the Company. The complaint’s allegations are substantially similar to those set forth in the above-referenced action and specifies a class period of February 26, 2003 through June 14, 2004. The complaint alleges sales by the individual defendants of a total of 167,270 shares for total proceeds of $2.4 million. The complaint seeks damages in an unspecified amount, including interest, and reasonable costs, including attorneys’ fees.

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance under the agreement. The Company does not believe that its obligations under existing contracts containing indemnification or guarantees will result in any material liability.

NOTE J – SEGMENT AND RELATED INFORMATION

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

NOTE J – SEGMENT AND RELATED INFORMATION (CONTINUED)

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

			Other and
	Patient-Care Centers	Distribution	Eliminations	Total
(In thousands)	(unaudited)
Three Months Ended June 30, 2004
Net sales
Customers	$134,911	$10,214	$—	$145,125
Intersegment	—	18,115	(18,115)	—
EBITDA	21,325	2,924	(6,609)	17,640

Three Months Ended June 30, 2003	(unaudited, restated)
Net sales
Customers	$130,092	$8,844	$—	$138,936
Intersegment	—	15,882	(15,882)	—
EBITDA	30,895	2,456	(5,808)	27,543

			Other and
	Patient-Care Centers	Distribution	Eliminations	Total
(In thousands)	(unaudited)
Six Months Ended June 30, 2004
Net sales
Customers	$257,468	$19,266	$—	$276,734
Intersegment	—	34,891	(34,891)	—
EBITDA	43,637	5,808	(12,988)	36,457

Six Months Ended June 30, 2003	(unaudited, restated)
Net sales
Customers	$248,202	$16,862	$—	$265,064
Intersegment	—	29,823	(29,823)	—
EBITDA	53,890	5,020	(10,935)	47,975

NOTE J – SEGMENT AND RELATED INFORMATION (CONTINUED)

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended
	June 30,
(In thousands)	2004 (unaudited)	2003 (unaudited, restated)
EBITDA	$17,640	$27,543
Depreciation and amortization	3,361	2,620
Interest expense, net	8,523	9,354
Provision for income taxes	2,590	6,367

Net income	$3,166	$9,202

	Six Months Ended
	June 30,
	2004	2003
(In thousands)	(unaudited)	(unaudited, restated)
EBITDA	$36,457	$47,975
Depreciation and amortization	6,675	5,073
Interest expense, net	16,596	18,450
Provision for income taxes	5,630	9,908

Net income	$7,556	$14,544

NOTE K – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. Refer to Note C for further discussion of debt currently classified as current. The following is summarized condensed consolidating financial information, as of June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger
BALANCE SHEET - June 30, 2004	Orthopedic Group	Guarantor	Consolidating	Consolidated
(In thousands)	(Parent Company)	Subsidiaries	Adjustments	Totals
	(unaudited)
ASSETS
Cash and cash equivalents	$(3,933)	$5,123	$—	$1,190
Accounts receivable	—	113,103	—	113,103
Inventories	—	63,154	—	63,154
Prepaid expenses, other current assets and income taxes receivable	427	8,253	—	8,680
Intercompany receivable	511,913	—	(511,913)	—
Deferred income taxes	12,314	—	—	12,314

Total current assets	520,721	189,633	(511,913)	198,441

Property, plant and equipment, net	6,394	41,857	—	48,251
Intangible assets, net	—	490,056	—	490,056
Investment in subsidiaries	162,637	—	(162,637)	—
Other assets	10,485	2,535	—	13,020

Total assets	$700,237	$724,081	$(674,550)	$749,768

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt, including $390,243 of long-term debt reclassified due to covenant violation-Note G	$391,743	$3,452	$—	$395,195
Accounts payable	836	12,321	—	13,157
Accrued expenses	3,512	1,875	—	5,387
Accrued interest payable	8,216	309	—	8,525
Accrued compensation related cost	1,041	19,831	—	20,872
Income taxes payable	2,096	—	—	2,096

Total current liabilities	407,444	37,788	—	445,232

Long-term debt, less current portion	15,562	9,827	—	25,389
Deferred income taxes	37,428	—	—	37,428
Intercompany payable	—	511,913	(511,913)	—
Other liabilities	1,146	1,916	—	3,062

Total long-term liabilities	54,136	523,656	(511,913)	65,879

Total liabilities	461,580	561,444	(511,913)	511,111

Redeemable preferred stock	53,314	—	—	53,314

Common stock	217	35	(35)	217
Additional paid-in capital	157,972	7,460	(7,460)	157,972
Unearned compensation	(2,489)	—	—	(2,489)
Retained earnings	30,299	155,682	(155,682)	30,299
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	185,343	162,637	(162,637)	185,343

Total liabilities, redeemable preferred stock and shareholders’ equity	$700,237	$724,081	$(674,550)	$749,768

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger Orthopedic
BALANCE SHEET - December 31, 2003	Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
	(unaudited, restated)
ASSETS
Cash and cash equivalents	$10,665	$4,698	$—	$15,363
Accounts receivable	—	112,936	—	112,936
Inventories	—	60,643	—	60,643
Prepaid expenses, other current assets and income taxes receivable	960	9,200	—	10,160
Intercompany receivable	505,338	—	(505,338)	—
Deferred income taxes	10,275	—	—	10,275

Total current assets	527,238	187,477	(505,338)	209,377

Property, plant and equipment, net	4,365	38,905	—	43,270
Intangible assets, net	—	473,888	—	473,888
Investment in subsidiaries	135,465	—	(135,465)	—
Other assets	11,061	752	—	11,813

Total assets	$678,129	$701,022	$(640,803)	$738,348

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$1,875	$3,069	$—	$4,944
Accounts payable	1,670	16,289	—	17,959
Accrued expenses	3,377	1,855	—	5,232
Accrued interest payable	8,990	113	—	9,103
Accrued compensation related cost	1,404	29,462	—	30,866

Total current liabilities	17,316	50,788	—	68,104

Long-term debt, less current portion	396,311	8,181	—	404,492
Deferred income taxes	34,326	—	—	34,326
Intercompany payable	—	505,338	(505,338)	—
Other liabilities	638	1,250	—	1,888

Total long-term liabilities	431,275	514,769	(505,338)	440,706

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	—	—	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	—	—	(2,599)
Retained earnings	24,594	128,510	(128,510)	24,594
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	178,075	135,465	(135,465)	178,075

Total liabilities, redeemable preferred stock and shareholders’ equity	$678,129	$701,022	$(640,803)	$738,348

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger
Three Months Ended June 30, 2004	Orthopedic Group	Guarantor	Consolidating	Consolidated
(In thousands)	(Parent Company)	Subsidiaries	Adjustments	Totals
	(unaudited)
Net sales	$—	$145,125	$—	$145,125
Cost of goods sold (exclusive of depreciation and amortization)	—	71,942	—	71,942

Gross profit	—	73,183	—	73,183
Selling, general and administrative	6,150	49,393	—	55,543
Depreciation and amortization	442	2,919	—	3,361

(Loss) income from operations	(6,592)	20,871	—	14,279
Interest expense, net	8,265	258	—	8,523
Equity in earnings of subsidiaries	20,613	—	(20,613)	—

Income before taxes	5,756	20,613	(20,613)	5,756
Provision for income taxes	2,590	—	—	2,590

Net income	$3,166	$20,613	$(20,613)	$3,166

STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(In thousands)
	(unaudited, restated)
Net sales	$—	$138,936	$—	$138,936
Cost of goods sold (exclusive of depreciation and amortization)	—	65,416	—	65,416

Gross profit	—	73,520	—	73,520
Selling, general and administrative	5,808	40,169	—	45,977
Depreciation and amortization	365	2,255	—	2,620

(Loss) income from operations	(6,173)	31,096	—	24,923
Interest expense, net	9,206	148	—	9,354
Equity in earnings of subsidiaries	30,948	—	(30,948)	—

Income before taxes	15,569	30,948	(30,948)	15,569
Provision for income taxes	6,367	—	—	6,367

Net income	$9,202	$30,948	$(30,948)	$9,202

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger
Six Months Ended June 30, 2004	Orthopedic Group	Guarantor	Consolidating	Consolidated
(In thousands)	(Parent Company)	Subsidiaries	Adjustments	Totals
		(unaudited)
Net sales	$—	$276,734	$—	$276,734
Cost of goods sold (exclusive of depreciation and amortization)	—	137,342	—	137,342

Gross profit	—	139,392	—	139,392
Selling, general and administrative	12,496	90,439	—	102,935
Depreciation and amortization	872	5,803	—	6,675

(Loss) income from operations	(13,368)	43,150	—	29,782
Interest expense, net	16,171	425	—	16,596
Equity in earnings of subsidiaries	42,725	—	(42,725)	—

Income before taxes	13,186	42,725	(42,725)	13,186
Provision for income taxes	5,630	—	—	5,630

Net income	$7,556	$42,725	$(42,725)	$7,556

STATEMENT OF OPERATIONS
Six Months Ended June 30, 2003
(In thousands)
		(unaudited, restated)
Net sales	$—	$265,064	$—	$265,064
Cost of goods sold (exclusive of depreciation and amortization)	—	126,106	—	126,106

Gross profit	—	138,958	—	138,958
Selling, general and administrative	10,936	80,047	—	90,983
Depreciation and amortization	722	4,351	—	5,073

(Loss) income from operations	(11,658)	54,560	—	42,902
Interest expense, net	18,158	292	—	18,450
Equity in earnings of subsidiaries	54,268	—	(54,268)	—

Income before taxes	24,452	54,268	(54,268)	24,452
Provision for income taxes	9,908	—	—	9,908

Net income	$14,544	$54,268	$(54,268)	$14,544

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS	Hanger Orthopedic
Six Months Ended June 30, 2004	Group (Parent	Guarantor	Consolidating	Consolidated
(In thousands)	Company)	Subsidiaries	Adjustments	Totals
		(unaudited)
Cash flows (used in) provided by operating activities	$(35,890)	$40,615	$—	$4,725

Cash flows used in investing activities:
Purchase of property, plant and equipment	(2,901)	(7,872)	—	(10,773)
Acquisitions and earnouts	—	(16,867)	—	(16,867)
Purchase of technology license and patent registration	—	(288)	—	(288)
Intercompany dividend	14,270	(14,270)	—	—
Proceeds from sale of certain assets	—	80	—	80

Net cash used in investing activities	11,369	(39,217)	—	(27,848)

Cash flows provided by (used in) financing activities
Borrowings under revolving credit agreement	30,500	—	—	30,500
Repayments under revolving credit agreement	(20,000)	—	—	(20,000)
Repayment of long-term debt	(1,125)	(972)	—	(2,097)
Increase in financing costs	(552)	—	—	(552)
Proceeds from issuance of Common Stock	1,099	—	—	1,099

Net cash provided by (used in) financing activities	9,922	(972)	—	8,950

Net (decrease) increase in cash and cash equivalents	(14,599)	426	—	(14,173)
Cash and cash equivalents, beginning of period	10,665	4,698	—	15,363

Cash and cash equivalents, end of period	$(3,934)	$5,124	$—	$1,190

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003
(In thousands)
		(unaudited, restated)
Cash flows provided by operating activities	$(7,925)	$26,292	$—	$18,367

Cash flows used in investing activities
Purchase of property, plant and equipment	(779)	(7,387)	—	(8,166)
Acquisitions and earnouts	—	(3,780)	—	(3,780)
Intercompany dividend	14,212	(14,212)	—	—
Proceeds from sale of certain assets	4	354	—	358

Net cash used in investing activities	13,437	(25,025)	—	(11,588)

Cash flows used in financing activities
Borrowings under revolving credit agreement	18,000	—	—	18,000
Repayments under revolving credit agreement	(23,000)	—	—	(23,000)
Proceeds from sale of Senior Notes	—	—	—	—
Repayment and termination of bank loans	—	—	—	—
Scheduled repayment of long-term debt	—	(3,410)	—	(3,410)
Increase in financing costs	(1,054)	—	—	(1,054)
Proceeds from issuance of Common Stock	639	—	—	639

Net cash used in financing activities	(5,415)	(3,410)	—	(8,825)

Net increase (decrease) in cash and cash equivalents	97	(2,143)	—	(2,046)
Cash and cash equivalents, beginning of period	570	5,996	—	6,566

Cash and cash equivalents, end of period	$667	$3,853	$—	$4,520

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care centers segment, which generated approximately 93.0% of our net sales in the first six months of 2004, and the distribution of O&P components segment, which accounted for 7.0% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Maryland, New York, Ohio, and Pennsylvania.

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. Same-center sales growth represents the aggregate increase or decrease of our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for a full year are included in the computation. During the six months ended 2004, same-center sales decreased by 1.2% from the same period in 2003 as a result of lower sales volume and declining reimbursement. Total net sales increased by 4.5% over the same period in 2003, entirely due to acquisitions. We operated 614 and 591 patient-care centers at June 30, 2004 and 2003, respectively.

Our revenues and results of operations are affected by seasonal considerations. Revenues during the first six months of 2004 have also been impacted by an overall reduction in reimbursement which has impacted our margins. During the first quarter of each year, we have generally experienced lower net sales. This is due to two factors, the adverse weather conditions often experienced in certain geographical areas of the United States, and a greater degree of patients’ sole responsibility for payment of their insurance deductible during the beginning of each benefit year.

In our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors such as changes in our sales mix, purchase trends and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted in the fourth quarter after the annual physical inventory is conducted and compiled, and a new accrual rate is established.

We believe that the expansion of our business through a combination of the return to growth in same-center sales, the addition of new facilities, the creation of Linkia, LLC, a preferred O&P managed-care provider, and a program of selective acquisitions is critical to the continued increase in our net sales and improvement in our profitability since our cost structure is largely fixed.

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $54.2 million for the six months ended June 30, 2004 with $34.9 million, or 64.4%, of total net sales made to our patient-care centers, and $19.3 million, or 35.6%, made to external parties.

SPS has three distribution centers strategically located in the United States. SPS is able to fill virtually any order within 48 hours of receipt. The ability to quickly fill orders from its extensive product line allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Net income did not meet management’s expectations for the three and six month periods ended June 30, 2004 due principally to a same-center sales decline caused by a reduction in prosthetic units sold and a reduction in reimbursement levels combined with increased operating expenses in our patient-care centers. However, we are aggressively moving to address this need in three ways:

•	Continued deployment of our wholly-owned subsidiary, Linkia, the first managed-care organization dedicated solely to serving the O&P market. Linkia partners with healthcare insurance companies by securing national and regional contracts to coordinate all of the O&P needs of those companies. In March 2004, Linkia entered into its first significant contract; and we expect to sign at least one additional significant contract in fiscal 2004. While it is too early to assess the overall success of this effort, we expect Linkia’s contracts to begin to impact sales in the fourth quarter of 2004 and throughout 2005 as the coverage is phased in on a geographic basis.

•	Training and deployment of a business development workforce whose goal is to develop local relationships and demonstrate quality to referral sources. The sales force was deployed in January 2004 in approximately one third of our markets. While the Company is incurring the costs of this workforce, this effort has not yet yielded a meaningful increase in same-center sales.

•	Continued deployment of new technology, such as our Insignia scanning system, so that our practitioners are able to provide the highest level of customer service and quality clinical outcomes.

We expect that our continued investment in marketing, both in terms of a local sales force, and in personnel and systems to support national contracts, will enable us to reverse the current sales decline and increase same-center sales and our market share and that we will see the impact of these efforts beginning in the fourth quarter of 2004 and in 2005. However, we do not expect these efforts to have a meaningful impact on sales in the third quarter of 2004.

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the six months ended June 30, 2004 was 72.8 days compared to 72.8 days for the same period last year. Management has targeted our DSO to be fewer than 70 days. We believe that this target will be attained in fiscal 2005 due to the efficiencies expected as a result of our centralized billing system.

As of June 30, 2004 our new centralized patient billing system, O/P/S, was rolled out to all patient – care centers except three central billing offices, which require an enhanced multi-user version of O/P/S that has not yet completed testing, and the patient – care centers of two recent acquisitions. We expect to complete the rollout by the end of the third quarter. This system will continue to provide us with improved functionality and reporting, and the ability to more fully standardize our field operations. We expect the information provided by the system to start having a favorable effect in operations beginning in 2005 as we develop new reporting capabilities and a database of information to draw upon from all our practices.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including adjustments to reflect the restatement discussed in NOTE C that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions, adjustments and disclosures. We have chosen accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our significant accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

Revenue recorded at our patient-center segment is recorded at net realizable value, taking into consideration all governmental adjustments, contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system and our older computerized billing systems currently in place, are designed to record revenue at net realizable value based on our contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation O/P/S, the Company utilized more than 15 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. Upon completion of the rollout of O/P/S, we will develop a report to provide this information for the period after the conversion. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will be able to disclose this information will be in the first quarter of 2005. However, the information will not be comparative until the first quarter of 2006.

Disallowed sales generally relate to billings to payors with whom we do not have a formal contract. In these situations we record the sale at usual and customary rates and simultaneously record a disallowed sale to reduce the sale to net realizable value, based on our historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances. On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of or allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least bi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

The previously issued consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and cash flows for the six months ended June 30, 2004 and 2003 and the three months ended March 31, 2004 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. The error resulted in an understatement of Selling, general and administrative expense of $0.3 million for the quarter ended March 31, 2004 and $1.0, $1.0 and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. In the year ended December 31, 2003, Selling general and administrative expense for the three months ended March 31, 2003 and June 30, 2003 was restated and increased by $0.2 and $0.3, respectively. See Note C for additional information.

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Intangible Assets: Excess cost over net assets acquired (“goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years.

Results of Operations

The following table sets forth for the periods indicated certain items from our Statements of Operations and their percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)

Net sales	100.0%	100.0%	100.0%	100.0
Cost of goods sold	49.6	47.1	49.6	47.6

Gross profit	50.4	52.9	50.4	52.4
Selling, general and administrative	38.3	33.1	37.3	34.3
Depreciation and amortization	2.3	1.9	2.4	1.9

Income from operations	9.8	17.9	10.7	16.2
Interest expense, net	5.9	6.7	6.0	7.0

Income before taxes	3.9	11.2	4.7	9.2
Provision for income taxes	1.7	4.6	2.0	3.7

Net income	2.2	6.6	2.7	5.5

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net Sales. Net sales for the three months ended June 30, 2004 were $145.1 million, an increase of $6.2 million, or 4.5%, versus net sales of $138.9 million for the three months ended June 30, 2003. The sales growth was the result of a $1.4 million, or 15.5%, increase in outside sales of the distribution segment and $7.5 million from acquired practices that are not part of the same-center sales calculation. Same-center sales at our patient-care centers segment declined $2.1 million, or 1.6%. The sales decline was attributable principally to a decline in the number of prosthetic units sold and pressure on reimbursement levels which decreased our gross margin.

Gross Profit. Gross profit for the three months ended June 30, 2004 was $73.2 million, a decrease of approximately $0.3 million, or 0.4%, versus $73.5 million for the three months ended June 30, 2003. Gross profit as a percentage of net sales for the three months ended June 30, 2004 decreased to 50.4% from 52.9% for the three months ended June 30, 2003 as a result of an increase in materials and labor costs. Materials at 29.7% of net sales were higher than the prior year rate of 27.9% for the same period as a result of a change in the mix of sales at our patient-care centers and reduced reimbursement levels. Labor costs as a percent of net sales increased by 0.7% to 19.8% compared to the prior year rate of 19.1% due to modest pay increases and the relatively fixed nature of this expense.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2004 increased by $9.6 million compared to the three months ended June 30, 2003. The increase was principally due to a $2.1 million increase in practitioner variable compensation, $1.8 million in expenses related to acquired practices, and a $0.6 million increase in Sarbanes Oxley 404 compliance works. The balance of the increase was due to costs associated with increased patient clinics, marketing salaries, and normal inflationary rent and salary increases. As a percentage of net sales, selling, general and administrative expenses increased to 38.3% in 2004 from 33.1% in 2003.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2004 was $3.4 million versus $2.6 million for the three months ended June 30, 2003. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Income from Operations. As a result of the above, income from operations for the three months ended June 30, 2004 was $14.3 million, a decrease of $10.6 million compared to $24.9 million for the three months ended June 30, 2003. Income from operations, as a percentage of net sales, decreased to 9.8% in the three months ended June 30, 2004 versus 17.9% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the three months ended June 30, 2004 decreased to $8.5 million compared to $9.4 million in the three months ended June 30, 2003 despite slightly higher outstanding balances due to the refinancing of our 11 1/4% Senior Subordinated Notes with the variable rate Term Loan during the quarter ended December 31, 2003.

Income Taxes. The provision for income taxes for the three months ended June 30, 2004 was $2.6 million compared to $6.4 million for the three months ended June 30, 2003. The change in the income tax provision was due to our decreased profitability. The effective rate for the three months ended June 30, 2004 and 2003 was 45.0% and 40.9%, respectively. The provision for income taxes as a percentage of pretax income increased due to the effect of the second quarter’s results on the Company’s full year estimate for pretax income.

Net Income. As a result of the above, we recorded net income of $3.2 million for the three months ended June 30, 2004, a decrease of $6.0 million from the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net Sales. Net sales for the six months ended June 30, 2004 were $276.7 million, an increase of $11.6 million, or 4.4% versus net sales of $265.1 million for the six months ended June 30, 2003. The sales growth was the result of a $2.4 million, or 14.3%, increase in outside sales of the distribution segment and $13.2 million from acquired practices. Same-center sales at our patient-care centers segment declined $3.0 million, or 1.2%. The sales decline was attributable principally to a decline in the number of prosthetic units sold and pressure on reimbursement levels which decreased our gross margin.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $139.4 million, an increase of approximately $0.4 million, or 0.3%, versus $139.0 million for the six months ended June 30, 2003. Gross profit as a percentage of net sales for the six months ended June 30, 2004 decreased to 50.4% from 52.4% for the six months ended June 30, 2003 as a result of an increase in materials and labor costs. A change in the mix of sales at our patient-care centers and declining reimbursements resulted in higher material costs of 28.6% as a percentage of net sales for the six months ended June 30, 2004 compared to 27.1% for the comparable period of the prior year. The increase in labor costs as a percentage of net sales from 20.4% at June 30, 2003 to 21.1% at June 30, 2004 was due to a combination of the impact of modest annual salary increases effective January 1, 2004 and the decrease in same-center net sales.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $12.0 million compared to the six months ended June 30, 2003. The increase was principally the result of $3.7 million related to acquisitions, a $1.1 million increase in general liability insurance, $1.1 million in Sarbanes Oxley Act Section 404 expenses, and $0.9 million in travel and training costs related our new billing system. The balance of the increase was due to increased marketing costs and normal inflationary increases in wages and rent. As a percentage of net sales, selling, general and administrative expenses increased to 37.3% in 2004 from 34.3% in 2003.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2004 was $6.7 million versus $5.1 million for the six months ended June 30, 2003. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Income from Operations. As a result of the above, income from operations for the six months ended June 30, 2004 was $30.0 million, a decrease of $12.9 million, or 30.1%, compared to $42.9 million for the six months ended June 30, 2003. Income from operations, as a percentage of net sales, decreased to 10.7% in the six months ended June 30, 2004 versus 16.2% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the six months ended June 30, 2004 decreased to $16.6 million compared to $18.5 million in the six months ended June 30, 2003 despite slightly higher borrowings due to the refinancing of our 11 1/4% Senior Subordinated Notes with the variable rate Term Loan during the quarter ended December 31, 2003.

Income Taxes. The provision for income taxes for the six months ended June 30, 2004 was $5.6 million compared to $9.9 million for the six months ended June 30, 2003. The change in the income tax provision was due to our decreased profitability. The effective rate for the six months ended June 30, 2004 and 2003 was 42.7% and 40.5%, respectively.

Net Income. As a result of the above, we recorded net income of $7.6 million for the six months ended June 30, 2004, a decrease of $6.9 million from the six months ended June 30, 2003.

Financial Condition, Liquidity, and Capital Resources

Based upon the results of operations for the trailing twelve months ending June 30, 2004, we are presently in violation of one of the financial covenants contained in the credit agreement related to our Revolving Credit Facility and Term Loan (“Senior Credit Facilities”). Management has met with the Administrative Agent of the Senior Credit Facilities and has scheduled an August 18, 2004 meeting with the Syndicate of Lenders to propose a cure to the covenant violation, which it is believed will be ratified by the lending group. Until the amendment is obtained, we do not have access to our Revolving Credit Facility. In the interim, we have $18.3 million in cash available in our bank accounts on August 13, 2004. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached we may experience severe liquidity problems which would have a material adverse effect on us. If our current credit facility is refinanced or the outstanding balance is demanded by the lender, the remaining unamoritzed deferred financing costs of $10.2 million as of June 30, 2004 associated with the Senior Credit Facilities may be adjusted in the period of refinancing or demand. As we were unable to cure the covenant violation before the filing of this Form 10-Q, we are required to classify the outstanding obligations under the Revolving Credit Facility and Term Loan as a current liability. In addition, the Senior Notes are also being classified as a current liability due to the cross default language in the Senior Note Indenture.

Excluding the reclass of long-term debt discussed above, our working capital at June 30, 2004 was $143.5 million which was higher compared to $141.3 million at December 31, 2003. Current assets decreased by $13.1 million primarily due to a reduction in cash. The decrease in cash was offset by a decrease in accounts payable and accrued compensation. Had the reclassification of debt not occurred, our ratio of current assets to current liabilities would have been 3.7 to 1 at June 30, 2004.

Net cash provided by operating activities for the six months ended June 30, 2004 was $4.7 million, compared $18.4 million for the six months ended June 30, 2003. The current year decline was primarily due to the reduction in Operating Income and an $8.4 income tax refund in 2003.

Net cash used in investing activities was $27.8 million for the six months ended June 30, 2004, versus $11.6 million for the same period in the prior year. The increase was primarily due to acquisitions and earnouts.

Net cash provided by financing activities was $9.0 million for the six months ended June 30, 2004 compared to cash used of $8.8 million for the six months ended June 30, 2003. The increase in cash provided by financing activities was primarily due to net draws on the Revolving Credit Facility to fund the first quarter bonus payment, the increase in capital additions and the cash portion of acquisitions.

We believe that, subject to the renegotiation of the leverage covenant contained in the Revolving Credit Facility, Term Loan, and Senior Notes’ agreements, based on current levels of operations, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2004:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
(In thousands)
Long-term debt	391,768	2,828	2,594	2,688	1,922	16,017	417,817
Operating leases	11,589	21,571	16,898	12,634	8,724	9,037	80,453
Unconditional purchase commitments (1)	9,000	9,000	—	—	—	—	18,000
Other long-term obligations	2,869	3,581	2,761	2,490	2,770	180	14,651

Total contractual cash obligations	$415,226	$36,980	$22,253	$17,812	$13,416	$25,234	$530,921

(1)	Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At June 30, 2004, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

Other

Inflation has historically not had a significant effect on our operations, as increased costs generally have been offset by increased prices of products and services sold. However, in the first two quarters of 2004, due to a decline in same-center sales, inflation has had a material effect on our operating income. We are also experiencing downward pressure on reimbursements, which has impacted our gross margin. We primarily provide customized devices and services throughout the United States and are reimbursed, in a large part, by the patients’ third-party insurers or governmentally-funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of our patients’ insurers and future legislation and regulatory actions.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contractions, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of June 30, 2004, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $100.0 million revolving credit facility, with an outstanding balance of $40.5 million at June 30, 2004, as discussed in Note G to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At June 30, 2004, we had four contracts outstanding which fixed LIBOR at 4.28%, 4.52%, 4.27% and 4.34%, and were set to expire on August 24, 2004, September 15, 2004, September 15, 2004, and September 30, 2004, respectively.

Presented below is an analysis of our financial instruments as of June 30, 2004 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Annual Interest Expense Given an Interest Rate			No Change in	Annual Interest Expense Given an
Cash Flow Risk	Decrease of X Basis Points			Interest Rates	Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS
Term Loan	$4,214	$4,959	$5,703	$6,447	$7,192	$7,936	$8,680
Revolving Credit Facility	1,151	1,354	1,556	1,759	1,961	2,164	2,366

	$5,365	$6,313	$7,259	$8,206	$9,153	$10,100	$11,046

ITEM 4. Controls and Procedures

During the preparation of our June 2004 financial statements, it became apparent that, with the enhanced visibility provided by our new billing system that our previously reported accounts receivable balance at March 31, 2004 was overstated by $3.8 million. By June, we had substantially completed the roll-out of our new billing and cash collection system (O/P/S), which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in our over 600 practices to bill and collect for products and services. The new system provides us with better visibility over accounts receivable and improved controls over inter-branch cash collection activity, and identified almost immediately after we substantially completed the O/P/S rollout what was a material weakness in the predecessor systems as defined by the Public Company Accounting Oversight Board. This error has been corrected and financial statements have been restated as appropriate.

The Company is continuing its evaluation of its internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). In the course of its ongoing evaluation, management has identified certain deficiencies which the Company is addressing. Areas requiring improvement include documentation of controls and recording of transfers between patient-care centers. Management will consider these matters when assessing the effectiveness of the Company’s internal control over financial reporting at year-end. These matters have been discussed with the Company’s Audit Committee, and the Company is taking appropriate steps to make necessary improvements and enhance the reliability of its internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004, based on this evaluation of the controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934. There has been no change in our internal control over financial reporting identified in connection with that evaluation during the quarter ended June 30, 2004 other than the correction discussed above that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

ITEM 1. Legal Proceedings

For a description of certain legal proceedings, refer to the disclosure set forth under “Matters Relating to Billing Allegations” set forth in Note H (“Commitments and Contingent Liabilities”) in Part I, Item 1 (“Consolidated Financial Statements”).

The Company is also party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Company’s financial statements.

ITEM 3. Defaults Upon Senior Securities

Reference in made to the discussion above under “Financial Condition, Liquidity, and Capital Resources” in Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s noncompliance at June 30, 2004 with one of its covenants under its Revolving Credit Facility, Term Loan and Senior Secured Notes.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 4, 2004.

The only proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year, or until their successors are elected and qualified, by the votes indicated: Edmond E. Charrette, M.D. (19,228,204 shares for and 690,966 shares withheld), Thomas P. Cooper, M.D. (18,922,304 shares for and 996,866 shares withheld), Eric Green (18,847,204 shares for and 1,071,966 shares withheld), C. Raymond Larkin, Jr. (18,727,382 shares for and 1,191,788 shares withheld), Cynthia L. Feldmann (18,711,593 shares for and 1,207,577 shares withheld), Ivan R. Sabel (18,921,804 shares for and 997,366 shares withheld), Thomas F. Kirk (18,922,204 shares for and 996,966 shares withheld), and H.E. Thranhardt (18,921,304 shares for and 997,866 shares withheld).

ITEM 6: Exhibits and Reports on Form 8-K

     Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Forms 8-K.	Current Report on Form 8-K dated April 28, 2004 announcing net income per diluted share for the quarter ended March 31, 2004.

Current Report on Form 8-K dated April 28, 2004 announcing Linkia, LLC’s contract with United HealthCare Insurance Company.

Current Report on Form 8-K dated June 14, 2004 announcing developments relating to allegations of billing irregularities at one of the Company’s patient-care centers.

Current Report on Form 8-K dated June 22, 2004 announcing certain class action lawsuits filed on behalf of certain shareholders of the Company against the Company and certain of its officers and directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: August 16, 2004	/s/

Ivan R. Sabel, CPO Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2004	/s/

George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 16, 2004	/s/

Glenn M. Lohrmann Vice President, Secretary and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002