Form 10-K/A
period 2003-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2004-09-15
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	1-10670	84-0904275
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification Number)

Two Bethesda Metro Center, Suite 1200
Bethesda, MD 20814
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (301) 986-0701

        The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as set forth in the pages attached hereto:

Part I. Item 1. Business

Part II. Item 6. Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9A.	Controls and Procedures

Part IV. Item 15. Exhibits - Independent Auditors' Consent
- Certifications of CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Date: September 15, 2004	By: /s/ George E. McHenry
George E. McHenry
Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Explanatory Note

The purpose of this Form 10-K/A No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is to restate the financial statements set forth herein in order to correct an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense, which resulted in an understatement of selling, general and administrative expense. The Company is filing this Amendment to restate its financial statements as of December 31, 2003, 2002 and 2001 and for the years then ended, as described in Note C of the Notes to the Company’s consolidated financial statements included herein. In addition, the effects of the financial restatements are set forth or discussed herein under Part I Item 1 (“Business-Risk Factors”), Part II Item 6 (“Selected Financial Data”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Item 9A (“Controls and Procedures”) of Form 10-K. Finally, certain revised disclosures relating to the Company’s accounts receivable, allowance for bad debts and revenue recognition practices are included in the notes to the consolidated financial statements and in Part I Item 1 and Part II Item 7 herein.

The information contained in the originally filed Annual Report on Form 10-K for the year ended December 31, 2003, as amended by this Amendment, has not been otherwise updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the originally filed Annual Report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company has restated in its entirety each item of the Form 10-K affected by this Amendment.

PART I

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

Following the NovaCare O&P acquisition, we incurred net losses of $14.0 million and $9.7 million for the years ended December 31, 2000 and 2001, respectively. For the years ended December 31, 2002 and 2003, however, we generated net income of $23.0 million and $15.6 million, respectively. We incurred a net loss in the fourth quarter of 2003, principally due to the loss on the purchase of our Senior Subordinated Notes and the premium paid and resulting loss on the repurchase of our Redeemable Convertible Preferred Stock. We cannot assure that we will not incur net losses in the future.

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

As of December 31, 2003 and 2002, our accounts receivable over 120 days represented approximately 18.2% and 24.6% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2003 and 2002, we recorded a $1.0 million decrease and a $0.2 million increase in inventory, respectively. Because our gross profit percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

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

Part of our business strategy involves the acquisition and integration of small and medium-sized O&P businesses. We may not be able to successfully consummate and/or integrate future acquisitions. We continuously review acquisition prospects that would complement our existing operations, increase our size and allow us to expand into under-served geographic areas or otherwise offer growth opportunities. The financing for these acquisitions could significantly dilute our investors or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;
•	diversion of management’s attention from our core business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks of entering markets in which we have no or limited experience;
•	dilutive issuances of equity securities;
•	incurrence of substantial debt;
•	assumption of contingent liabilities; and
•	incurrence of significant immediate write-offs.

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

PART II

Item 6.    Selected Financial Data

The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
Statement of Operations Data: (In thousands, except per share data)	2003 (restated)	2002 (restated)	2001 (restated)	2000	1999
Net sales	$547,903	$525,534	$508,053	$486,031	$346,826
Cost of goods sold (exclusive of depreciation and amortization)	258,383	247,068	245,269	255,861	172,621

Gross profit	289,520	278,466	262,784	230,170	174,205
Selling, general and administrative	195,516	185,087	180,056	172,899	110,450
Depreciation and amortization	10,690	9,892	11,613	10,303	6,100
Amortization of excess cost over net assets acquired (1)	--	--	13,073	13,025	7,958
Other charges (2)	(213)	1,860	24,438	2,364	6,340

Income from operations	83,527	81,627	33,604	31,579	43,357
Interest expense, net	36,278	38,314	43,065	47,072	22,177
Extinguishment of debt (3)	20,082	4,686	--	--	--

Income (loss) before taxes	27,167	38,627	(9,461)	(15,493)	21,180
Provision (benefit) for income taxes	11,521	15,635	267	(1,497)	10,194

Net income (loss)	15,646	22,992	(9,728)	(13,996)	10,986
Preferred stock dividend and accretion	5,342	5,202	4,858	4,538	2,155
Premium paid and loss on redemption of preferred stock (4)	2,120	--	--	--	--

Net income (loss) applicable to common stock	$8,184	$17,790	$(14,586)	$(18,534)	$8,831

Basic Per Common Share Data
Net income (loss)	$0.39	$0.91	$(0.77)	$(0.98)	$0.47

Shares used to compute basic per common share amounts	20,813	19,535	18,920	18,910	18,855

Diluted Per Common Share Data (5)
Net income (loss)	$0.37	$0.83	$(0.77)	$(0.98)	$0.44

Shares used to compute diluted per common share amounts	22,234	21,457	18,920	18,910	20,005

(1) We discontinued amortization related to goodwill and other indefinite-lived intangible assets commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(2) The 2003 results reflect the write-off of $0.2 million of restructuring accruals on lease payments that were renegotiated. The 2002 results include payments made to a prior workman’s compensation carrier related to claims for the 1995 through 1998 policy years and a non-cash charge related to the write-off of abandoned leaseholds of $1.3 million and $0.6 million, respectively. The 2001 results include impairment, restructuring, and improvement costs of $24.4 million, comprised of: (i) a non-cash charge of approximately $4.8 million related to stock compensation to JA&A for services rendered; (ii) restructuring charges of $3.7 million recorded in the second quarter of 2001 principally related to severance and lease termination expenses; (iii) an asset impairment loss of approximately $8.1 million incurred in connection with the October 9, 2001 sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. (“SOGI”); and (iv) approximately $7.8 million of other charges primarily comprised of fees paid to JA&A in connection with development of our performance improvement plan. The 2000 and 1999 results include integration and restructuring costs of $2.4 million and $6.3 million, respectively, incurred in connection with the purchase of NovaCare O&P.

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

Balance Sheet Data:

	Year Ended December 31,
(In thousands)	2003 (restated)	2002 (restated)	2001 (restated)	2000	1999
Cash and cash equivalents	$15,363	$6,566	$10,043	$20,669	$5,735
Working capital	141,273	125,245	108,371	133,690	118,428
Total assets	738,348	710,803	699,062	761,818	750,081
Total debt	409,436	383,282	397,827	460,433	451,617
Redeemable convertible preferred stock	51,463	75,941	70,739	65,881	61,343
Shareholders' equity	178,075	166,244	144,829	154,380	172,914

Other Financial Data:

	Year Ended December 31,
(In thousands)	2003 (restated)	2002 (restated)	2001 (restated)	2000	1999
Capital expenditures	$17,932	$9,112	$6,697	$9,845	$12,598
Gross margin	52.8%	53.0%	51.7%	47.4%	50.2%
Net cash provided by (used in):
Operating activities	$59,892	$47,534	$51,166	$3,607	$(224)
Investing activities	(27,477)	(18,012)	1,105	4,624	(444,995)
Financing activities	(23,618)	(32,999)	(62,897)	6,703	441,271

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from those indicated in the forward looking statements. As discussed in “Critical Accounting Estimates” below, we restated the consolidated balance sheet as of December 31, 2003 and 2002 and the consolidated statements of operations and cash flows for the year ended December 31, 2003, 2002 and 2001 to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. All applicable disclosures in the following discussion have been revised to reflect this restatement.

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

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2003 increased to 74.2 days compared to 72.0 days for the prior year. The increase in DSO is due to a delay in Medicare collections associated with the required conversion to electronic submissions of claims in mid-October 2003, and to administrative delays of our claims by the Durable Medical Equipment Regional Carriers. Management believes that these claims will ultimately be collected and we will not experience any increase in bad debt expense due to the issues we have encountered. Management has targeted our DSO to be fewer than 70 days. We believe that this target will be attained due to the efficiencies expected as a result of our centralized billing system and due to expected acceleration of Medicare payments once the issues discussed above are fully resolved.

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

Disallowances taken against sales generally relate to billings to payors with whom we do not have a formal contract. In these situations we record the sale at usual and customary rates and simultaneously record a disallowance for a portion of the sale to reduce the sale to net realizable value, based on our historical experience with the payor in question. Disallowances taken against sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

As part of our preauthorization process with payors, we validate our ability to bill the payor, if applicable, for the service we are providing before we deliver the device. Subsequent to billing for our devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If we do not collect from the patient, we record bad debt expense. Occasionally, a portion of a bill is rejected by a payor due to a coding error on our part and we are prevented from pursuing payment from the patient due to the terms of our contract with the insurance company. We appeal these types of decisions and are successful over 50 percent of the time. We immediately record a disallowance for a portion of the sale for any claims that we know we will not recover and assess the need to adjust our estimates accordingly.

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. We estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances. On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least bi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation of O/P/S, the Company utilized approximately 16 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. Upon completion of the rollout of O/P/S, we will develop a report to provide this information for the period after the conversion. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will be able to disclose this information will be in the first quarter of 2005. However, the information will not be comparative until the first quarter of 2006. This information will provide us with more detailed financial data to asses the ultimate collectibility of accounts receivable.

The previously issued consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. The following table summarizes the effects of the restatement on the previously issued consolidated balance sheets:

	2003			2002
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Accounts receivable	116,479	(3,543)	112,936	107,604	(2,500)	105,104
Deferred income taxes	8,748	1,527	10,275	6,586	1,077	7,663
Total current assets	211,393	(2,016)	209,377	192,642	(1,423)	191,219
Total assets	740,364	(2,016)	738,348	712,226	(1,423)	710,803
Shareholders' equity	180,091	(2,016)	178,075	167,667	(1,423)	166,244

The following table summarizes the effects of the restatement on previously reported consolidated statements of operations:

	2003			2002			2001
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Selling, general and administrative	$194,473	$1,043	$195,516	$184,072	$1,015	$185,087	$178,571	$1,485	$180,056
Income (loss) before taxes	28,210	(1,043)	27,167	39,642	(1,015)	38,627	(7,976)	(1,485)	(9,461)
Provision for income taxes	11,971	(450)	11,521	16,072	(437)	15,635	907	(640)	267
Net income (loss)	16,239	(593)	15,646	23,570	(578)	22,992	(8,883)	(845)	(9,728)
Basic EPS	0.42	(0.03)	0.39	0.94	(0.03)	0.91	(0.73)	(0.04)	(0.77)
Diluted EPS	0.39	(0.02)	0.37	0.86	(0.03)	0.83	(0.73)	(0.04)	(0.77)

The discrepancy was discovered during the preparation of our June 30, 2004 financial statements. By June, we had substantially completed the roll-out of our new billing and cash collection system (O/P/S), which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in our over 600 practices to bill and collect for products and services. The new system provides us better visibility over our accounts receivable and improved controls over our inter-branch cash collection activity. After a successful pilot test, we commenced the installation of this system in September 2003 and by the end of June 2004 had installed the system in all practices except the patient-care centers of two recent acquisitions and three central billing offices, which require an enhanced multi-user version of the system that has not yet completed testing.

The conversion to the O/P/S single billing and cash collection platform permitted reconciliation of inter-branch cash collection activity and we determined that certain receivables were uncollectible. We concluded that this adjustment should be reported as a correction of an error to previously issued financial statements.

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2003	2002	2001
	(restated)	(restated)	(restated)
Net sales	100.0%	100.0%;	100.0%
Cost of goods sold	47.2	47.0	48.3

Gross profit	52.8	53.0	51.7
Selling, general and administrative	35.6	35.2	35.4
Depreciation and amortization	2.0	1.9	2.3
Amortization of excess cost over net assets acquired	--	--	2.6
Other charges	--	0.4	4.8

Income from operations	15.2	15.5	6.6
Interest expense, net	6.6	7.2	8.5
Extinguishment of debt	3.7	0.9	--

Income (loss) before taxes	4.9	7.4	(1.9)
Provision for income taxes	2.0	3.0	--

Net income (loss)	2.9	4.4	(1.9)

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

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2003 increased by $10.4 million, or 5.6%, compared to the year ended December 31, 2002. Selling, general and administrative expenses as a percentage of net sales increased to 35.6% in 2003 from 35.2% in 2002. The increase in selling, general and administrative expenses was primarily due to (i) a $5.7 million increase in salaries, travel, and selling expense primarily associated with staffing our marketing initiative, corporate governance costs, and staffing related to recently acquired practices; (ii) a $1.7 million increase in bad debt expense related to the increase in net sales; and (iii) $2.7 million in increased rent and occupancy costs associated principally with acquired patient-care centers.

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

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2003 was $83.5 million, an increase of $1.9 million, or 2.3%, from the year ended December 31, 2002. Income from operations as a percentage of net sales decreased by 0.3 percentage points to 15.2% for the year ended December 31, 2003 from 15.5% for the year ended December 31, 2002.

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

Income Taxes. The provision for income taxes for the year ended December 31, 2003 was $11.5 million compared to $15.6 million for the year ended December 31, 2002. The decrease in the income tax provision was primarily due to the $20.1 million extinguishment of debt charge recognized in 2003. The effective tax rate for 2003 increased to 42.4% compared to 40.5% for 2002 due to the impact of the $20.1 million in tender fees.

Net Income. As a result of the above, we recorded net income of $15.6 million for the year ended December 31, 2003, compared to $23.0 million in the prior year.

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

Gross Profit. Gross profit for the year ended December 31, 2002 was $278.5 million, an increase of $15.7 million, or 6.0%, compared to gross profit of $262.8 million for the year ended December 31, 2001. Gross profit as a percentage of net sales increased to 53.0% in 2002 versus 51.7% in 2001. Specifically, for the patient-care segment, gross profit, as a percentage of net sales, remained relatively constant at 53.0% in 2002 versus 53.4% in 2001. Gross profit, as a percentage of net sales, for the distribution segment increased to 18.8% in 2002 versus 14.0% in 2001. The improvement in gross profit, in both dollars and as a percentage of net sales, in both segments was due to a reduction in labor, improved efficiency of operations, and lower material costs, due to a concentration of purchasing which resulted in larger discounts, as well as to the increase in net sales. During 2002, labor costs decreased $1.4 million over the prior year. Material costs increased $3.2 million in terms of absolute dollars, however, as a percentage of net sales, material costs decreased to 27.1% compared to 27.4% in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2002 increased by $5.0 million, or 2.8%, compared to the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of net sales decreased to 35.2% in 2002 compared to 35.4% in 2001. The dollar increase in selling, general and administrative expenses was primarily due to a $5.8 million increase in our practitioners’ performance-based bonus program resulting from increased collections and decreased labor and material costs.

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

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2002 was $81.6 million, an increase of $48.0 million, or 142.9%, from the year ended December 31, 2001. Income from operations as a percentage of net sales increased by 8.9 percentage points to 15.5% for the year ended December 31, 2002 from 6.6% for the year ended December 31, 2001.

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

Income Taxes. The provision for income taxes for the year ended December 31, 2002 was $15.6 million compared to $0.3 million for the year ended December 31, 2001. The change in the income tax provision was due to our profitability.

Net income. As a result of the above, we recorded net income of $23.0 million for the year ended December 31, 2002, compared to net loss of $9.7 million in the prior year, an improvement of $32.7 million.

Other Charges

Restructuring and Integration Costs

In connection with the acquisition of NovaCare O&P on July 1, 1999, we implemented a restructuring plan that contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. As of December 31, 2000, the planned reduction in work force had been completed and we closed all patient-care centers that were identified for closure in 1999. During the year ended December 31, 2001, management reversed $0.8 million of the lease termination restructuring reserve as a result of favorable lease buyouts and subleasing activity. The remaining lease payments on these closed patient-care centers were paid through 2003. See Note F to the Consolidated Financial Statements for restructuring and integration costs rollforward table.

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

Financial Condition, Liquidity and Capital Resources

We generated strong cash flows in 2003, with over $59.0 million in cash from operations. Approximately $17.0 million was used to reinforce and improve our infrastructure. We also utilized our excess cash reserves to repurchase $30.0 million of our Redeemable Convertible Preferred Stock and to refinance our 11¼% Senior Subordinated Notes in the fourth quarter. We expect that these transactions will reduce interest expense and accreted dividends on our Redeemable Convertible Preferred Stock, and improve cash flows in 2004.

Our working capital at December 31, 2003 was approximately $141.3 million compared to $125.2 million at December 31, 2002. The $16.1 million increase in working capital was attributable principally to an increase in (i) cash and cash equivalents, (ii) accounts receivable due to the high sales volume in December 2003 compared to the prior year, and (iii) inventory due to acquisitions and increased inventory at SPS to support their new product lines. Our cash and cash equivalents amounted to $15.4 million at December 31, 2003 and $6.6 million at December 31, 2002. The ratio of current assets to current liabilities was 3.1 to 1 at December 31, 2003 compared to 2.9 to 1 at December 31, 2002. Availability under our revolving line of credit increased to $64.0 million at December 31, 2003 compared to $60.0 million at December 31, 2002.

Net cash provided by operating activities for the year ended December 31, 2003 was $59.9 million, compared to $47.5 million in the prior year. The increase was due principally to the collection of an $8.4 million income tax receivable and $2.8 million gain on the termination of the interest rate swaps.

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

Net cash used in financing activities was $23.6 million for the year ended December 31, 2003 compared to $33.0 million for the year ended December 31, 2002. Cash was used principally for the repurchase of $30.0 million of our outstanding Redeemable Convertible Preferred Stock, a $20.1 million tender fee paid in connection with the refinancing of our 11¼% Senior Subordinated Notes and scheduled payments of Subordinated Seller Notes. As mentioned previously, the Company also tendered for $134.4 million of its Senior Subordinated Notes principally with the proceeds of a new $150.0 million Term Loan.

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

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$4,944	$3,735	$3,497	$33,586	$2,718	$358,332	$406,812
Operating leases	23,602	18,311	13,876	10,001	6,252	7,218	79,260
Unconditional purchase commitments (1)	9,000	9,000	--	--	--	--	18,000
Other long-term obligations	1,466	1,364	381	62	62	78	3,413

Total contractual cash obligations	$39,012	$32,410	$17,754	$43,649	$9,032	$365,628	$507,485

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

(1) Includes revenue-generating practitioners for 2003, 2002, and 2001.

(2) Represents the aggregate increase or decrease of our patient-care centers’ sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

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

Item 8.    Financial Statements and Supplementary Data

The restated financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.

Quarterly Financial Data

2003	Quarter Ended
	Mar 31 (previously reported)	Jun 30 (previously reported)	Sep 30 (previously reported)	Dec 31 (previously reported)
Net Sales	$126,128	$138,936	$140,045	$142,794
Gross Profit	65,438	73,520	75,246	75,316
Net Income (loss)	5,478	9,353	8,829	(7,421)
Diluted per Common Share Net Income (Loss) (1)	$0.19	$0.35	$0.33	$(0.52)

2002	Quarter Ended
	Mar 31 (previously reported)	Jun 30 (previously reported)	Sep 30 (previously reported)	Dec 31 (previously reported)
Net Sales	$123,510	$133,056	$133,980	$134,988
Gross Profit	63,973	69,867	72,096	72,531
Net Income	1,522	7,671	7,830	6,547
Diluted per Common Share Net Income (1)	$0.01	$0.29	$0.30	$0.24

(1) For 2002 and the quarters ended March 31 and December 31, 2003, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the quarter ended December 31, 2003, excludes the effect of options to purchase shares of common stock as a result of the net loss.

2003	Quarter Ended
	Mar 31 (unaudited, restated)	Jun 30 (unaudited, restated)	Sep 30 (unaudited, restated)	Dec 31 (unaudited, restated)
Net Sales	$126,128	$138,936	$140,045	$142,794
Gross Profit	65,438	73,520	75,246	75,316
Net Income (loss)	5,342	9,202	8,677	(7,576)
Diluted per Common Share Net Income (Loss) (1)	$0.24	$0.34	$0.32	$(0.47)

2002	Quarter Ended
	Mar 31 (unaudited, restated)	Jun 30 (unaudited, restated)	Sep 30 (unaudited, restated)	Dec 31 (unaudited, restated)
Net Sales	$123,510	$133,056	$133,980	$134,988
Gross Profit	63,973	69,867	72,096	72,531
Net Income	1,386	7,524	7,683	6,399
Diluted per Common Share Net Income (1)	$0.01	$0.28	$0.29	$0.24

(1) For 2002 and the quarters ended March 31 and December 31, 2003, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the quarter ended December 31, 2003, excludes the effect of options to purchase shares of common stock as a result of the net loss.

Item 9A.    Controls and Procedures

During the preparation of our June 2004 financial statements, it became apparent that, with the enhanced visibility provided by our new billing and cash collection system (O/P/S) that our previously reported accounts receivable balance at March 31, 2004 was overstated by $3.8 million. By June, we had substantially completed the roll-out of O/P/S, which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in our over 600 practices to bill and collect for products and services. The new system provides us with better visibility over accounts receivable and improved controls over inter-branch cash collection activity, and identified almost immediately after we substantially completed the O/P/S roll-out what was a material weakness in the predecessor systems as defined by the Public Company Accounting Oversight Board (“PCAOB”). The error has been corrected and financial statements have been restated as appropriate.

The Company is continuing its evaluation of its internal controls in light of the standards adopted by the PCAOB. In the course of its ongoing evaluation, management has identified certain deficiencies which the Company is addressing. Areas requiring improvement include documentation of controls and recording of transfers between patient-care centers. Management will consider these matters when assessing the effectiveness of the Company’s internal control over financial reporting at December 31, 2004. We believe the material weakness underlying the legacy billing systems noted above has been mitigated in conjunction with the implementation of our new billing system, O/P/S. These matters have been discussed with the Company’s Audit Committee, and the Company is taking appropriate steps to make necessary improvements and enhance the reliability of its internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this amended Form 10-K based on their evaluation of the controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, except for the matter discussed above. There have been no changes in the Company’s internal control over financial reporting identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the matter discussed above.

Item 8.    Financial Statements and Supplementary Data

The restated financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Hanger Orthopedic Group, Inc.:

In our opinion, the consolidated financial statements listed in the index under item 15(a)(1) present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board Statement No. 142, (Goodwill and Other Intangible Assets), effective January 1, 2002.

As described in Note C, the Company has restated its consolidated financial statements for each of the three years in the period ended December 31, 2003.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 5, 2004 except for Note C, as to which the date is September 14, 2004

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2003 (restated)	2002 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,363	$6,566
Accounts receivable, less allowance for doubtful accounts
of $3,875 and $8,649 in 2003 and 2002, respectively	112,936	105,104
Inventories	60,643	56,454
Prepaid expenses, other assets and income taxes receivable	10,160	15,432
Deferred income taxes	10,275	7,663

Total current assets	209,377	191,219

PROPERTY, PLANT AND EQUIPMENT
Land	3,562	3,743
Buildings	6,073	6,715
Machinery and equipment	18,857	17,110
Computer and software	28,755	17,990
Furniture and fixtures	11,093	10,353
Leasehold improvements	23,484	18,671

Total property, plant and equipment, gross	91,824	74,582
Less accumulated depreciation and amortization	48,554	39,036

Total property, plant and equipment, net	43,270	35,546

INTANGIBLE ASSETS
Excess cost over net assets acquired	468,930	453,988
Patents and other intangible assets, $10,232 less accumulated	--	--
amortization of $5,274 and $4,404 in 2003 and 2002, respectively	4,958	5,828

Total intangible assets, net	473,888	459,816

OTHER ASSETS
Debt issuance costs, net	10,816	13,741
Other assets	997	10,481

Total other assets	11,813	24,222

TOTAL ASSETS	$738,348	$710,803

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2003 (restated)	2002 (restated)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,944	$5,181
Accounts payable	17,959	14,876
Accrued expenses	5,232	5,482
Accrued interest payable	9,103	7,507
Accrued compensation related costs	30,866	32,928

Total current liabilities	68,104	65,974

LONG-TERM LIABILITIES
Long-term debt, less current portion	404,492	378,101
Deferred income taxes	34,326	22,965
Other liabilities	1,888	1,578

Total liabilities	508,810	468,618

PREFERRED STOCK
7% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share	51,463	75,941

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
21,491,101 shares and 20,277,180 shares issued and	--	--
outstanding in 2003 and 2002, respectively	215	203
Additional paid-in capital	156,521	150,287
Unearned compensation	(2,599)	--
Retained earnings	24,594	16,410

	178,731	166,900
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	178,075	166,244

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$738,348	$710,803

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(Dollars in thousands, except share and per share amounts)

	2003 (restated)	2002 (restated)	2001 (restated)
Net sales	$547,903	$525,534	$508,053
Cost of goods sold (exclusive of depreciation and amortization)	258,383	247,068	245,269

Gross profit	289,520	278,466	262,784
Selling, general and administrative	195,516	185,087	180,056
Depreciation and amortization	10,690	9,892	11,613
Amortization of excess cost over net assets acquired	--	--	13,073
Other charges	(213)	1,860	24,438

Income from operations	83,527	81,627	33,604

Interest expense, net	36,278	38,314	43,065
Extinguishment of debt	20,082	4,686	--

Income (loss) before taxes	27,167	38,627	(9,461)
Provision for income taxes	11,521	15,635	267

Net income (loss)	15,646	22,992	(9,728)
Preferred stock dividend and accretion	5,342	5,202	4,858
Premium paid and loss on redemption of preferred stock	2,120	--	--

Net income (loss) applicable to common stock	8,184	17,790	(14,586)

Basic Per Common Share Data
Net income (loss)	$0.39	$0.91	$(0.77)

Shares used to compute basic per common share amounts	20,813,456	19,535,272	18,920,094

Diluted Per Common Share Data
Net income (loss)	$0.37	$0.83	$(0.77)

Shares used to compute diluted per common share amounts	22,234,361	21,456,994	18,920,094

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
As Restated For the Three Years Ended December 31, 2003
(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance, December 31, 2000 (restated)	18,910	$190	$146,498	$--	$8,348	$(656)	$154,380
Preferred dividends declared	--	--	(4,784)	--	--	--	(4,784)
Accretion of Redeemable Convertible Preferred Stock	--	--	(74)	--	--	--	(74)
Net loss (restated)	--	--	--	--	(9,728)	--	(9,728)
Issuance of Common Stock in connection with the
exercise of stock options	77	--	250	--	--	--	250
Issuance of stock options in connection with the
performance improvement plan	--	--	4,785	--	--	--	4,785
Issuance of Common Stock in connection with the
exercise of warrants	71	1	(1)	--	--	--	--

Balance, December 31, 2001 (restated)	19,058	191	146,674	--	(1,380)	(656)	144,829
Preferred dividends declared	--	--	--	--	(5,128)	--	(5,128)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(74)	--	(74)
Net income (restated)	--	--	--	--	22,992	--	22,992
Issuance of Common Stock in connection with the
exercise of stock options	1,219	12	3,905	--	--	--	3,917
Tax benefit associated with the exercise of stock options	--	--	2,101	--	--	--	2,101
Repurchase of outstanding stock options	--	--	(2,393)	--	--	--	(2,393)

Balance, December 31, 2002 (restated)	20,277	203	150,287	--	16,410	(656)	166,244
Preferred dividends declared	--	--	--	--	(5,271)	--	(5,271)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(71)	--	(71)
Premium paid and loss on redemption of Redeemable
Convertible Preferred Stock	--	--	--	--	(2,120)	--	(2,120)
Net income (restated)	--	--	--	--	15,646	--	15,646
Issuance of Common Stock in connection with the	--
exercise of stock options	805	8	2,936	--	--	--	2,944
Issuance of Common Stock in connection with the
exercise of warrants	193	2	(2)	--	--	--	--
Tax benefit associated with the exercise of stock options	--	--	356	--	--	--	356
Issuance of restricted stock	216	2	2,944	(2,599)	--	--	347

Balance, December 31, 2003 (restated)	21,491	$215	$156,521	$(2,599)	$24,594	$(656)	$178,075

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2003 (restated)	2002 (restated)	2001 (restated)
Cash flows from operating activities:
Net income (loss)	$15,646	$22,992	$(9,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extinguishment of debt	20,082	4,686	--
Tax benefit associated with exercise of stock options	356	2,101	--
(Gain)/loss on disposal of assets	(233)	1,036	7,997
Provision for bad debts	22,435	20,753	23,446
Depreciation and amortization	10,690	9,892	11,613
Amortization of excess cost over net assets acquired	--	--	13,073
Amortization of debt issuance costs	2,511	2,307	2,747
Deferred income taxes	9,198	10,842	(328)
Compensation expense on restricted stock	347	--	--
Proceeds from termination of swaps	2,795	--	--
Amortization of terminated interest rate swaps	(171)	--	--
Restructuring costs	(213)	--	3,688
Stock-based compensation in connection with performance improvement plan	--	--	4,785
Changes in assets and liabilities, net of effects of acquired companies:	--	--	--
Accounts receivable	(28,332)	(22,632)	(15,851)
Inventories	(3,791)	(306)	2,043
Prepaid expenses, other assets, and income taxes receivable	4,848	(9,121)	5,903
Other assets	1,092	933	417
Accounts payable	3,035	(1,960)	1,483
Accrued expenses, accrued interest payable, and income taxes payable	1,497	3,542	(12,278)
Accrued compensation related costs	(2,209)	3,905	11,798
Other liabilities	309	(1,436)	358

Net cash provided by operating activities	59,892	47,534	51,166

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,932)	(9,112)	(6,697)
Acquisitions and earnouts	(10,450)	(10,407)	(8,277)
Proceeds from sale of certain assets	905	1,507	16,079

Net cash (used in) provided by investing activities	(27,477)	(18,012)	1,105

Cash flows from financing activities:
Borrowings under revolving credit agreement	59,461	46,975	6,000
Repayments under revolving credit agreement	(44,461)	(106,775)	(15,900)
Borrowings under term loan	150,000	--	--
Repayment of senior subordinated notes	(134,438)	--	--
Proceeds from sale of senior notes	--	200,000	--
Repayment and termination of bank loans	--	(153,587)	(38,163)
Scheduled repayment of long-term debt	(5,516)	(11,306)	(13,912)
Increase in financing costs	(19,922)	(9,830)	(1,172)
Proceeds from issuance of Common Stock	2,944	3,917	250
Repurchase of Redeemable Convertible Preferred Stock	(31,686)	--	--
Repurchase of outstanding stock options	--	(2,393)	--

Net cash used in financing activities	(23,618)	(32,999)	(62,897)

Increase (decrease) in cash and cash equivalents	8,797	(3,477)	(10,626)
Cash and cash equivalents, at beginning of year	6,566	10,043	20,669

Cash and cash equivalents, at end of year	$15,363	$6,566	$10,043

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

The consolidated financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting. These consolidated statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial information included herein has been restated to reflect accounting for the correction of an error related to uncollectible accounts receivable (See Note C).

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually (the Company has selected October 1st). The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (continued)

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

(In thousands, except per share amounts)	2003 (restated)	2002 (restated)	2001 (restated)
Net income:
Reported net income (loss)	$15,646	$22,992	$(9,728)
Goodwill amortization, net of tax benefit (1)	--	--	11,029

Adjusted net income	$15,646	$22,992	$1,301

Per share info:
Basic:
Reported income (loss)	$0.39	$0.91	$(0.77)
Goodwill amortization, net of tax benefit (1)	--	--	0.59

Adjusted basic income (loss)	$0.39	$0.91	$(0.18)

Diluted:
Reported income (loss)	$0.37	$0.83	$(0.77)
Goodwill amortization, net of tax benefit (1)	--	--	0.59

Adjusted diluted income (loss)	$0.37	$0.83	$(0.18)

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

As discussed in Note I, in 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes in order to mitigate the Company’s interest rate risk. The Company designated the interest rate swaps as fair value hedges which qualified for the short-cut method of accounting. The Company adjusted the carrying amount of the Senior Notes and the swaps by $8.4 million to reflect the fair value of the swaps as of December 31, 2002. The fair value of interest rate swaps were included in other assets. During 2003, the Company terminated its interest rate swap agreements and as a result, the Company received $2.8 million, which will be recognized, using the effective interest rate method, over the remaining term of the Senior Notes.

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

Options

The Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees, which are described more fully in Note Q. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income (loss) and earnings per share if the Company had applied fair value recognition to stock-based employee compensation is as follows:

(In thousands, except per share amounts)	2003 (restated)	2002 (restated)	2001 (restated)
Net income (loss) applicable to common stock, as reported	$8,184	$17,790	$(14,586)
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income as reported	200	--	--
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(1,753)	(2,617)	(4,143)

Pro forma net income (loss) applicable to common stock	$6,631	$15,173	$(18,729)

Earnings (loss) per share:
Basic - as reported	$0.39	$0.91	$(0.77)
Basic - pro forma	0.32	0.78	(0.99)
Diluted - as reported	0.37	0.83	(0.77)
Diluted - pro forma	0.30	0.71	(0.99)

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

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note R.

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

NOTE C – CORRECTION OF AN ERROR, RESTATEMENT OF ACCOUNTS RECEIVABLE

The previously issued consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. We believe the control deficiencies underlying the legacy billing systems noted below have been mitigated in conjunction with the implementation of our new billing system, O/P/S. The following table summarizes the effects of the restatement on the previously issued consolidated balance sheets:

	2003			2002
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Accounts receivable	116,479	(3,543)	112,936	107,604	(2,500)	105,104
Deferred income taxes	8,748	1,527	10,275	6,586	1,077	7,663
Total current assets	211,393	(2,016)	209,377	192,642	(1,423)	191,219
Total assets	740,364	(2,016)	738,348	712,226	(1,423)	710,803
Shareholders' equity	180,091	(2,016)	178,075	167,667	(1,423)	166,244

NOTE C – CORRECTION OF AN ERROR, RESTATEMENT OF ACCOUNTS RECEIVABLE (CONTINUED)

The following table summarizes the effects of the restatement on previously reported consolidated statements of operations:

	2003			2002			2001
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Selling, general and administrative	$194,473	$1,043	$195,516	$184,072	$1,015	$185,087	$178,571	$1,485	$180,056
Income (loss) before taxes	28,210	(1,043)	27,167	39,642	(1,015)	38,627	(7,976)	(1,485)	(9,461)
Provision for income taxes	11,971	(450)	11,521	16,072	(437)	15,635	907	(640)	267
Net income (loss)	16,239	(593)	15,646	23,570	(578)	22,992	(8,883)	(845)	(9,728)
Basic EPS	0.42	(0.03)	0.39	0.94	(0.03)	0.91	(0.73)	(0.04)	(0.77)
Diluted EPS	0.39	(0.02)	0.37	0.86	(0.03)	0.83	(0.73)	(0.04)	(0.77)

The discrepancy was discovered during the preparation of the Company’s June 30, 2004 financial statements. By June, the Company had substantially completed the roll-out of its new billing and cash collection system (O/P/S), which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in the Company’s over 600 practices to bill and collect for products and services. The new system provides the Company better visibility over its accounts receivable and improved controls over its inter-branch cash collection activity. After a successful pilot test, the Company commenced the installation of this system in September 2003 and by the end of June 2004 had installed the system in all practices except the patient-care centers of two recent acquisitions and three central billing offices, which require an enhanced multi-user version of the system that has not yet completed testing.

The conversion to the O/P/S single billing and cash collection platform permitted reconciliation of inter-branch cash collection activity and the Company determined that certain receivables were uncollectible. The Company concluded that this adjustment should be reported as a correction of an error to previously issued financial statements.

NOTE D — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

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

NOTE E — ACQUISITIONS

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

NOTE F — OTHER CHARGES

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

NOTE F — OTHER CHARGES (CONTINUED)

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

NOTE F — OTHER CHARGES (CONTINUED)

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

In 2001, we recorded $12.7 million in cash and non-cash charges associated with performance improvement initiatives. These charges were comprised of $7.9 million in fees and costs, primarily related to payments of $5.7 million made to JA&A for consulting and success fees, and a $4.8 million non-cash charge related to stock compensation for their services, as further discussed in Note Q. No additional success fees were paid in 2002 or 2003 and no future success fees are required.

Impairment Loss on Assets Held for Sale

During 2001, the Company sold substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc., (“SOGI”) to United States Manufacturing Company (“USMC”). The purchase price was $20.0 million, of which $3.0 million was placed in an escrow account for a period of up to three years. During the escrow period, the escrowed funds will be released to the Company in amounts and at times that will be determined on the basis of the amount of purchases made by the Company from USMC under the terms of a separate supply agreement entered into between the parties as further discussed in Note M. The Company incurred a loss of $8.1 million on the sale of SOGI’s manufacturing assets, which has been reflected in the Company’s Consolidated Statements of Operations.

NOTE F — OTHER CHARGES (CONTINUED)

Impairment Loss on Assets Held for Sale (continued)

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

NOTE G — NET INCOME (LOSS) PER COMMON SHARE

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

(In thousands, except share and per share data)	2003	2002	2001
	(restated)	(restated)	(restated)
Net income (loss)	$15,646	$22,992	$(9,728)
Less preferred stock dividends declared and accretion	(5,342)	(5,202)	(4,858)
Premium paid and loss on redemption of Redeemable Convertible Preferred Stock	(2,120)	--	--

Net income (loss) applicable to common stock	$8,184	$17,790	$(14,586)

Shares of common stock outstanding used to compute
basic per common share amounts	20,813,456	19,535,272	18,920,094
Effect of dilutive options	1,420,905	1,702,492	--
Effect of dilutive warrants	--	219,230	--

Shares used to compute dilutive per common share amounts (1)	22,234,361	21,456,994	18,920,094

Basic income (loss) per share applicable to common stock	$0.39	$0.91	$(0.77)
Diluted income (loss) per share applicable to common stock	0.37	0.83	(0.77)

(1) For 2003 and 2002, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For 2003 and 2002, options to purchase 1,507,195 and 1,275,998 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the year. For 2001, options to purchase 5,552,217 shares of common stock and warrants to purchase 360,001 shares of common stock are not included in the computation of diluted income per share due to the Company’s net loss for the year ended December 31, 2001.

NOTE H- INVENTORY

Inventories were as follows:

	2003	2002
(In thousands)
Raw materials	$27,930	$26,905
Work in process	21,815	19,719
Finished goods	10,898	9,830

	$60,643	$56,454

NOTE I — LONG-TERM DEBT

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

Before February 15, 2005, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 110.375% of the principal amount thereof, plus interest, with the proceeds of certain equity offerings, provided at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after redemption. Beginning February 15, 2006 through the date of maturity, the Company may redeem all or part of the Senior Notes, at a redemption price as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on February 15, Senior Notes 2006 and 2007, the percentage would be 105.188% and 102.594%, respectively. Commencing on February 15, 2008 through the date of maturity, the percentage would be 100%. Upon the occurrence of certain specified change of control events, unless the Company has exercised its option

NOTE I — LONG-TERM DEBT (CONTINUED)

Senior Notes (continued)

to redeem all the Senior Notes and Senior Subordinated Notes, as described above, each holder of a Senior Note will have the right to require the Company to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

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

Term Loan

In October 2003, the Company obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis. The Term Loan bears interest, at the Company’s option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2003, the interest rate on the Term Loan was LIBOR plus 2.75%. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring the Company to apply cash proceeds from certain activities toward the repayment of debt, and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted the Company to redeem $30.0 million of its outstanding redeemable preferred stock if certain criteria are met. During 2003, the Company redeemed $30.0 million of its Redeemable Convertible Preferred Stock, as discussed in Note P. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries.

NOTE I — LONG-TERM DEBT (CONTINUED)

Term Loan (continued)

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

Maturities of long-term debt at December 31, 2003 are as follows:

(In thousands)
2004	$4,944
2005	3,735
2006	3,497
2007	33,586
2008	2,718
Thereafter	358,332

$406,812

NOTE J — INCOME TAXES

The provision for income taxes was as follows:

(In thousands)	2003	2002	2001
	(restated)	(restated)	(restated)
Current:
Federal	$3,500	$1,844	$383
State	1,679	1,255	852

	5,179	3,099	1,235
Deferred:
Federal and State (1)	6,342	12,536	(968)

Provision for income taxes	$11,521	$15,635	$267

(1) For the year ended December 31, 2002, $2.1 million related to the exercise of non-qualified stock options was recorded as additional paid-in capital and $1.9 million of deferred tax liabilities associated with the unamortized portion of workforce intangibles was recorded against goodwill.

A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(restated)	(restated)	(restated)
Federal statutory tax rate (benefit)	35.0%	35.0%	(35.0)%
Increase in taxes resulting from:
State income taxes (net of federal effect)	6.6	5.3	5.6
Amortization of the excess cost over net assets acquired	--	--	27.2
Other, net	0.8	0.2	5.0

Provision for income taxes	42.4%	40.5%	2.8%

NOTE J- INCOME TAXES (CONTINUED)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

(In thousands)	2003	2002
	(restated)	(restated)
Deferred tax liabilities:
Goodwill amortization	$29,602	$24,983
Property, plant and equipment	4,141	1,938
Debt issue costs	45	435
Acquisition costs	--	2,856
Other	28	448

	33,816	30,660

Deferred tax assets:
Net operating loss	1,970	5,936
Accrued expenses	2,622	2,106
Provision for bad debts	1,627	3,631
Other	2,055	1,708
Inventory capitalization and reserves	1,491	1,977

	9,765	15,358

Net deferred tax liabilities	$(24,051)	$(15,302)

NOTE K — DEFERRED COMPENSATION

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

NOTE L — RELATED PARTY TRANSACTIONS

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

NOTE M — COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE M — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

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

NOTE N — OPERATING LEASES

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

NOTE O — PROFIT SHARING PLANS

The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2003, 2002 and 2001, the Company recorded contributions of $2.0 million, $1.6 million, and $1.2 million under this plan, respectively.

NOTE P — REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE Q — WARRANTS AND STOCK-BASED COMPENSATION

Warrants

The Company has issued warrants to purchase shares of its common stock to the holders of certain notes. At December 31, 2000, warrants to purchase 830,650 shares, at a weighted average exercise price of $5.55, were outstanding. During 2001, the Company issued 70,575 shares of its common stock in connection with a cashless exercise of warrants to purchase 225,914 shares. On December 31, 2001, 244,735 warrants expired. As of December 31, 2002, warrants to purchase 360,001 shares, at a weighted average exercise price of $5.00, were outstanding and exercisable. During 2003, the Company issued 193,327 shares of its Common Stock in connection with a cashless exercise of warrants to purchase 360,001 shares. At December 31, 2003, no warrants were outstanding.

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

NOTE Q — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

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

Other

Under the agreement with JA&A discussed in Note F, in December 2001, the Company issued to JA&A a non-qualified option to purchase 1.2 million shares of its common stock at an exercise price of $1.40 per share. All the options were to be granted with an exercise price of $1.40 per share, which was the average closing price of the Company’s common stock for all trading days during the period from December 23, 2000 through January 23, 2001. The number of options issued was determined by multiplying the non-cash half of each success fee invoice of JA&A by 1.5 and dividing the product by $1.40. The option was valued using a Black-Scholes option-pricing model, and an expense of $4.8 million was recorded with an increase in additional paid-in capital. The option was exercisable beginning with the sixth month following each award and would expire five years from the termination of JA&A’s engagement.

NOTE Q — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

Options (continued)

Other (continued)

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

NOTE Q — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

General

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2000	3,158,193	$9.54	187,500	$9.40
Granted	2,515,733	1.67	30,000	1.65
Terminated	(1,545,346)	7.66	--	--
Exercised	(77,299)	3.23	--	--

Outstanding at December 31, 2001	4,051,281	$7.12	217,500	$8.38
Granted	405,998	14.94	30,000	14.00
Terminated	(523,378)	11.08	(12,500)	8.99
Exercised	(612,333)	5.28	(5,000)	3.42

Outstanding at December 31, 2002	3,321,568	$6.98	230,000	$8.50
Granted	308,832	14.00	36,171	11.74
Terminated	(44,256)	5.31	(41,250)	11.36
Exercised	(592,804)	4.16	(48,750)	6.45

Outstanding at December 31, 2003	2,993,340	$9.39	176,171	$9.06

The summary of the options exercisable is as follows:

	Employee Plans	Director Plans
December 31,
2003	1,937,838	107,500
2002	1,673,112	140,000
2001	1,727,873	136,250

Information concerning outstanding and exercisable options as of December 31, 2003 is as follows:

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted
Range of Exercise Prices			Number of Options or Awards	Remaining Life (Years)	Exercise Price	Number of Options or Awards	Average Exercise Price
$1.64	to	$1.65	801,098	5.47	$1.64	379,674	$1.64
2.80	to	6.00	621,673	4.24	4.69	531,257	4.66
6.02	to	8.75	470,001	5.21	6.13	207,501	6.27
9.20	to	13.80	563,044	7.24	12.49	196,737	11.71
13.88	to	14.23	592,664	5.32	14.17	408,919	14.17
14.75	to	22.50	582,031	5.87	17.32	441,000	17.50

			3,630,511	5.54	$9.34	2,165,088	$9.34

NOTE R – SEGMENT AND RELATED INFORMATION

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

NOTE R — SEGMENT AND RELATED INFORMATION (CONTINUED)

	Patient-Care Centers		Distribution	Manufacturing	Other	Total
(In thousands)
2003	(restated	)				(restated	)
Net sales
Customers	$512,625		$35,278	$--	$--	$547,903
Intersegments	--		60,816	--	(60,816)	--
EBITDA	103,141		11,623	--	(20,760)	94,004
Total assets	612,895		31,128	--	94,325	738,348
Capital expenditures	14,327		2,397	--	1,208	17,932
2002	(restated	)				(restated	)
Net sales
Customers	$496,031		$29,503	$--	$--	$525,534
Intersegments	--		53,182	--	(53,182)	--
EBITDA	103,265		9,877	--	(19,763)	93,379
Total assets	574,655		25,775	--	110,373	710,803
Capital expenditures	7,766		86	--	1,260	9,112
2001	(restated	)				(restated	)
Net sales
Customers	$473,877		$29,292	$4,884	$--	$508,053
Intersegments	--		53,202	3,749	(56,951)	--
EBITDA	96,544		5,899	(247)	(19,468)	82,728
Total assets	511,534		25,838	--	161,690	699,062
Capital expenditures	4,669		271	383	1,374	6,697

“Other” EBITDA presented in the preceding table consists of corporate general and administrative expenses.

The following table reconciles EBITDA to consolidated net income (loss):

(In thousands)	2003	2002	2001
	(restated)	(restated)	(restated)
EBITDA	$94,004	$93,379	$82,728
Depreciation and amortization	10,690	9,892	24,686
Other charges	(213)	1,860	24,438
Interest expense, net	36,278	38,314	43,065
Extinguishment of debt	20,082	4,686	--
Provision for income taxes	11,521	15,635	267

Net income (loss)	$15,646	$22,992	$(9,728)

NOTE R — SEGMENT AND RELATED INFORMATION (CONTINUED)

The following table presents the details of “Other” total assets at December 31:

(In thousands)	2003	2002	2001
Corporate intercompany receivable (payable) from:
Patient-care centers segment	$71,895	$76,711	$133,195
Distribution segment	(14,369)	(11,374)	(11,428)
Other	36,799	45,036	39,923

	$94,325	$110,373	$161,690

“Other” total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2003, 2002 or 2001.

NOTE S — CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed Consolidating Balance Sheets, as of December 31, 2003 and 2002 and Statements of Operations and Cash Flows for the years ended December 31, 2003 2002 and 2001, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned. The following Consolidating Balance Sheets, as of December 31, 2003 and 2002 and Statements of Operations and Cash Flows for the years ended December 31, 2003 2002 and 2001 have been restated to reflect a correction of an error, as discussed in Note C.

NOTE S — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2003	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)	(restated)	(restated)	(restated)	(restated)
ASSETS
Cash and cash equivalents	$10,665	$4,698	$--	$15,363
Accounts receivable	--	112,936	--	112,936
Inventories	--	60,643	--	60,643
Prepaid expenses, other assets and income taxes receivable	960	9,200	--	10,160
Intercompany receivable	505,338	--	(505,338)	--
Deferred income taxes	10,275	--	--	10,275

Total current assets	527,238	187,477	(505,338)	209,377

Property, plant and equipment, net	4,365	38,905	--	43,270
Intangible assets, net	--	473,888	--	473,888
Investment in subsidiaries	135,465	--	(135,465)	--
Other assets	11,061	752	--	11,813

Total assets	$678,129	$701,022	$(640,803)	$738,348

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,069	$--	$4,944
Accounts payable	1,670	16,289	--	17,959
Accrued expenses	3,377	1,855	--	5,232
Accrued interest payable	8,990	113	--	9,103
Accrued compensation related cost	1,404	29,462	--	30,866

Total current liabilities	17,316	50,788	--	68,104

Long-term debt, less current portion	396,311	8,181	--	404,492
Deferred income taxes	34,326	--	--	34,326
Intercompany payable	--	505,338	(505,338)	--
Other liabilities	638	1,250	--	1,888

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	--	--	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	--	--	(2,599)
Retained earnings	24,594	128,510	(128,510)	24,594
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	178,075	135,465	(135,465)	178,075

Total liabilities, redeemable preferred stock
and shareholders' equity	$678,129	$701,022	$(640,803)	$738,348

NOTE S — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2002	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)	(restated)	(restated)	(restated)	(restated)
ASSETS
Cash and cash equivalents	$570	$5,996	$--	$6,566
Accounts receivable	--	105,104	--	105,104
Inventories	--	56,454	--	56,454
Prepaid expenses, other assets and income taxes	8,865	6,567	--	15,432
receivable
Intercompany receivable	513,802	--	(513,802)	--
Deferred income taxes	7,663	--	--	7,663

Total current assets	530,900	174,121	(513,802)	191,219

Property, plant and equipment, net	4,633	30,913	--	35,546
Intangible assets, net	--	459,816	--	459,816
Investment in subsidiaries	95,758	--	(95,758)	--
Other assets	22,465	1,757	--	24,222

Total assets	$653,756	$666,607	$(609,560)	$710,803

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$--	$5,181	$--	5,181
Accounts payable	334	14,542	--	14,876
Accrued expenses	4,446	1,036	--	5,482
Accrued interest payable	7,340	167	--	7,507
Accrued compensation related cost	3,062	29,866	--	32,928

Total current liabilities	15,182	50,792	--	65,974

Long-term debt, less current portion	373,398	4,703	--	378,101
Deferred income taxes	22,965	--	--	22,965
Intercompany payable	--	513,802	(513,802)	--
Other liabilities	26	1,552	--	1,578

Total liabilities	411,571	570,849	(513,802)	468,618

Redeemable preferred stock	75,941	--	--	75,941

Common stock	203	35	(35)	203
Additional paid-in capital	150,287	7,460	(7,460)	150,287
Retained earnings	16,410	88,803	(88,803)	16,410
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	166,244	95,758	(95,758)	166,244

Total liabilities, redeemable preferred stock
and shareholders' equity	$653,756	$666,607	$(609,560)	$710,803

NOTE S — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2003	(restated)	(restated)	(restated)	(restated)
Net sales	$--	$547,903	$--	$547,903
Cost of goods sold (exclusive of depreciation
and amortization)	--	258,383	--	258,383

Gross profit	--	289,520	--	289,520
Selling, general and administrative	20,760	174,756	--	195,516
Depreciation and amortization	1,473	9,217	--	10,690
Other charges	--	(213)	--	(213)

(Loss) income from operations	(22,233)	105,760	--	83,527
Interest expense, net	35,677	601	--	36,278
Equity in earnings of subsidiaries	105,159	--	(105,159)	--
Extinguishment of debt	20,082	--	--	20,082

Income before taxes	27,167	105,159	(105,159)	27,167
Provision for income taxes	11,521	--	--	11,521

Net income	$15,646	$105,159	$(105,159)	$15,646

Year ended December 31, 2002	(restated)	(restated)	(restated)	(restated)
Net sales	$--	$525,534	$--	$525,534
Cost of goods sold (exclusive of depreciation
and amortization)	--	247,068	--	247,068

Gross profit	--	278,466	--	278,466
Selling, general and administrative	19,761	165,326	--	185,087
Depreciation and amortization	1,339	8,553	--	9,892
Other charges	--	1,860	--	1,860

(Loss) income from operations	(21,100)	102,727	--	81,627
Interest expense, net	6,207	32,107	--	38,314
Equity in earnings of subsidiaries	70,620	--	(70,620)	--
Extinguishment of debt	4,686	--	--	4,686

Income before taxes	38,627	70,620	(70,620)	38,627
Provision for income taxes	15,635	--	--	15,635

Net income	$22,992	$70,620	$(70,620)	$22,992

NOTE S — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2001	(restated)	(restated)	(restated)	(restated)
Net sales	$--	$508,053	$--	$508,053
Cost of goods sold (exclusive of depreciation
and amortization)	--	245,269	--	245,269

Gross profit	--	262,784	--	262,784
Selling, general and administrative	19,468	160,588	--	180,056
Depreciation and amortization	1,666	9,947	--	11,613
Amortization of excess cost over net assets acquired	(5)	13,078	--	13,073
Other charges	11,470	12,968	--	24,438

(Loss) income from operations	(32,599)	66,203	--	33,604

Interest expense (income), net	(7,452)	50,517	--	43,065
Equity in earnings of subsidiaries	15,686	--	(15,686)	--

(Loss) income before income taxes	(11,668)	15,686	(15,686)	(9,461)
Provision for income taxes	267	--	--	267

Net (loss) income	$(11,935)	$15,686	$(15,686)	$(9,728)

NOTE S — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2003
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,050)	$95,942	$--	$59,892

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,208)	(16,724)	--	(17,932)
Acquisitions and earnouts	--	(10,450)	--	(10,450)
Intercompany dividends	65,451	(65,451)	--	--
Proceeds from sale of certain assets	4	901	--	905

Net cash provided by (used in) investing activities	64,247	(91,724)	--	(27,477)

Cash flows from financing activities:
Borrowings under revolving credit agreement	59,461	--	--	59,461
Repayments under revolving credit agreement	(44,461)	--	--	(44,461)
Borrowings under term loan	150,000	--	--	150,000
Repayments of senior subordinated notes	(134,438)	--	--	(134,438)
Scheduled repayment of long-term debt	--	(5,516)	--	(5,516)
Increase in financing costs	(19,922)	--	--	(19,922)
Proceeds from issuance of Common Stock	2,944	--	--	2,944
Repurchase of Redeemable Convertible Preferred Stock	(31,686)	--	--	(31,686)

Net cash used in financing activities	(18,102)	(5,516)	--	(23,618)

Net increase (decrease) in cash and cash equivalents	10,095	(1,298)	--	8,797
Cash and cash equivalents, at beginning of year	570	5,996	--	6,566

Cash and cash equivalents, at end of year	$10,665	$4,698	$--	$15,363

Year ended December 31, 2002	(restated)	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10,317)	$57,851	$--	$47,534

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,260)	(7,852)	--	(9,112)
Acquisitions and earnouts	--	(10,407)	--	(10,407)
Intercompany dividends	34,052	(34,052)	--	--
Proceeds from sale of certain assets	--	1,507	--	1,507

Net cash provided by (used in) investing activities	32,792	(50,804)	--	(18,012)

Cash flows from financing activities:
Borrowings under revolving credit agreement	46,975	--	--	46,975
Repayments under revolving credit agreement	(106,775)	--	--	(106,775)
Proceeds from sale of Senior Notes	200,000	--	--	200,000
Repayment and termination of bank loans	(153,587)	--	--	(153,587)
Scheduled repayment of long-term debt	--	(11,306)	--	(11,306)
Increase in financing costs	(9,830)	--	--	(9,830)
Proceeds from issuance of Common Stock	3,917	--	--	3,917
Repurchase of outstanding stock options	(2,393)	--	--	(2,393)

Net cash used in financing activities	(21,693)	(11,306)	--	(32,999)

Net increase (decrease) in cash and cash equivalents	782	(4,259)	--	(3,477)
Cash and cash equivalents, at beginning of year	(212)	10,255	--	10,043

Cash and cash equivalents, at end of year	$570	$5,996	$--	$6,566

NOTE S — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2001
Cash flows from operating activities:
Net cash provided by operating activities	$39,318	$11,848	$--	$51,166

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,374)	(5,323)	--	(6,697)
Acquisitions and earnouts	--	(8,277)	--	(8,277)
Proceeds from sale of certain assets	--	16,079	--	16,079

Net cash (used in) provided by investing activities	(1,374)	2,479	--	1,105

Cash flows from financing activities:
Borrowings under revolving credit agreement	6,000	--	--	6,000
Repayments under revolving credit agreement	(15,900)	--	--	(15,900)
Repayment and termination of bank loans	(38,163)	--	--	(38,163)
Scheduled repayment of long-term debt	--	(13,912)	--	(13,912)
Increase in financing costs	(1,172)	--	--	(1,172)
Proceeds from issuance of Common Stock	250	--	--	250

Net cash used in financing activities	(48,985)	(13,912)	--	(62,897)

Net (decrease) increase in cash and cash equivalents	(11,041)	415	--	(10,626)
Cash and cash equivalents, at beginning of year	10,829	9,840	--	20,669

Cash and cash equivalents, at end of year	$(212)	$10,255	$--	$10,043

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)   The following consolidated financial statements of Hanger Orthopedic Group, Inc. and subsidiaries, which have been restated with respect to the year ended December 31, 2003, are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2003.

Consolidated Statements of Operations for the Three Years Ended December 31, 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the Three Years Ended December 31, 2003.

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2003.

Notes to Consolidated Financial Statements.

        (c)    Exhibits

Exhibit 23A	Consent of PricewaterhouseCoopers LLP
31.1A	Certification of the CEO
31.2A	Certification of the CFO
32.1A	CEO Section 1350 Certification
32.2A	CFO Section 1350 Certification