Form 10-Q/A
period 2004-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2004-09-15
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

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

        The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as set forth in the pages attached hereto:

Part I. Item 1. Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Part II. Item 6 (Exhibits). Certifications of CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Date: September 15, 2004	By: /s/ George E. McHenry
George E. McHenry
Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

The purpose of this Form 10-Q/A No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is to restate the interim financial statements for that quarter in order to correct an error that lead to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense, which resulted in an understatement of selling, general and administrative expense. The Company is filing this Amendment to restate its financial statements as of March 31, 2004, and for the quarters ended March 31, 2004 and 2003, as described in Note C (“Correction of an Error, Restatement of Accounts Receivable”) of the notes to the consolidated financial statements included herein. In addition, the effects of the financial restatements are set forth or discussed herein under Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Item 4 (“Controls and Procedures”) of Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company has restated in its entirety each item of the Form 10-Q affected by this Amendment.

The information contained in the originally filed Form 10-Q for the quarter ended March 31, 2004, as amended by this Amendment, has not been otherwise updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the originally filed Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company has restated in its entirety each item of the Form 10-Q affected by this Amendment.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2004 (unaudited, restated)	December 31, 2003 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,005	$15,363
Accounts receivable, less allowance for doubtful accounts
of $4,900 and $3,875 in 2004 and 2003, respectively	112,314	112,936
Inventories	61,723	60,643
Prepaid expenses, other assets and income taxes receivable	11,141	10,160
Deferred income taxes	10,681	10,275

Total current assets	198,864	209,377

PROPERTY, PLANT AND EQUIPMENT
Land	3,562	3,562
Buildings	6,079	6,073
Machinery and equipment	19,966	18,857
Computer and software	30,202	28,755
Furniture and fixtures	12,137	11,093
Leasehold improvements	25,058	23,484

Property, plant and equipment, gross	97,004	91,824
Less accumulated depreciation and amortization	51,651	48,554

Property, plant and equipment, net	45,353	43,270

INTANGIBLE ASSETS
Excess cost over net assets acquired	478,924	468,930
Patents and other intangible assets of $9,696 and $10,232 less	--	--
accumulated amortization of $4,748 and $5,274	--	--
in 2004 and 2003, respectively	4,949	4,958

Total intangible assets, net	483,873	473,888

OTHER ASSETS
Debt issuance costs, net	10,223	10,816
Other assets	7,286	997

Total other assets	17,509	11,813

TOTAL ASSETS	$745,599	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2004 (unaudited, restated)	December 31, 2003 (restated)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,887	$4,944
Accounts payable	10,866	17,959
Accrued expenses	4,539	5,232
Accrued interest payable	3,548	9,103
Accrued compensation related costs	17,335	30,866
Income taxes payable	1,575	--

Total current liabilities	42,750	68,104

LONG-TERM LIABILITIES
Long-term debt, less current portion	429,777	404,492
Deferred income taxes	35,779	34,326
Other liabilities	2,477	1,888

Total long-term liabilities	468,033	440,706

Total liabilities	510,783	508,810

REDEEMABLE PREFERRED STOCK
7% Redeemable Convertible Preferred Stock, liquidation
preference $1,000 per share	52,380	51,463

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares
authorized, 21,599,116 and 21,491,101 shares issued
and outstanding in 2004 and 2003, respectively	216	215
Additional paid-in capital	157,309	156,521
Unearned compensation	(2,500)	(2,599)
Retained earnings	28,067	24,594

	183,092	178,731
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	182,436	178,075

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY	$745,599	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004 (unaudited, restated)	2003 (unaudited, restated)
Net sales	$131,609	$126,128
Cost of goods sold (exclusive of depreciation and amortization)	65,400	60,690

Gross profit	66,209	65,438
Selling, general and administrative	47,391	45,006
Depreciation and amortization	3,314	2,453

Income from operations	15,504	17,979
Interest expense, net	8,073	9,096

Income before taxes	7,431	8,883
Provision for income taxes	3,041	3,541

Net income	4,390	5,342
Preferred stock dividend and accretion	917	1,357

Net income applicable to common stock	$3,473	$3,985

Basic Per Common Share Data
Net income	$0.16	$0.20

Shares used to compute basic per common share amounts	21,335,806	20,408,262

Diluted Per Common Share Data
Net income	$0.15	$0.18

Shares used to compute diluted per common share amounts	22,808,554	21,990,343

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)

	2004 (unaudited, restated)	2003 (unaudited, restated)
Cash flows from operating activities:
Net income	$4,390	$5,342
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of assets	13	--
Provision for bad debts	4,832	5,003
Depreciation and amortization	3,314	2,453
Amortization of debt issuance costs	595	595
Deferred income taxes	1,048	--
Compensation expense on restricted shares	212	--
Amortization of terminated interest rate swaps	(128)	--
Changes in assets and liabilities, net of effects of acquired companies:	--	--
Accounts receivable	(1,103)	(2,664)
Inventories	(144)	1,171
Prepaid expenses, other current assets, and income taxes receivable	816	10,454
Other assets	(533)	73
Accounts payable	(7,986)	(3,317)
Accrued expenses, accrued interest payable, and income taxes payable	(7,194)	(1,355)
Accrued compensation related cost	(13,768)	(13,311)
Other liabilities	371	(247)

Net cash (used in) provided by operating activities	(15,265)	4,197

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,716)	(3,303)
Acquisitions and earnouts	(15,684)	(301)
Purchase of technology license	(200)	--
Proceeds from sale of certain assets	80	41

Net cash used in investing activities	(20,520)	(3,563)

Cash flows from financing activities:
Borrowings under revolving credit agreement	27,000	16,000
Repayments under revolving credit agreement	(3,000)	(8,000)
Repayment of long-term debt	(1,246)	(1,900)
Increase in financing costs	(3)	--
Proceeds from issuance of Common Stock	676	379

Net cash provided by financing activities	23,427	6,479

(Decrease) increase in cash and cash equivalents	(12,358)	7,113
Cash and cash equivalents, at beginning of period	15,363	6,566

Cash and cash equivalents, at end of period	$3,005	$13,679

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial information included herein has been restated to reflect accounting for the correction of an error related to uncollectible accounts receivable (See Note C). Operating results for the three months periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC.

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. At its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Inventories (continued)

circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004 (unaudited, restated)	2003 (unaudited, restated)
Net income applicable to common stock, as reported	$3,473	$3,985
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income as reported	125	--
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(520)	(383)

Pro forma net income applicable to common stock	$3,078	$3,602

Earnings per share:
Basic - as reported	$0.16	$0.20
Basic - pro forma	0.14	0.18
Diluted - as reported	0.15	0.18
Diluted - pro forma	0.13	0.16

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

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note J.

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

The previously issued consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. We believe the control deficiencies underlying the legacy billing systems noted below have been mitigated in conjunction with the implementation of our new billing system, O/P/S.

NOTE C – CORRECTION OF AN ERROR, RESTATEMENT OF ACCOUNTS RECEIVABLE

The following table summarizes the effects of the restatement on the previously issued consolidated balance sheets:

	Three Months Ended March 31, 2004			Year Ended December 31, 2003
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Accounts receivable	116,114	(3,800)	112,314	116,479	(3,543)	112,936
Prepaid expenses, other assets and income taxes receivable	11,030	111	11,141	10,160	--	10,160
Deferred income taxes	9,154	1,527	10,681	8,748	1,527	10,275
Total current assets	201,026	(2,162)	198,864	211,393	(2,016)	209,377
Total assets	747,761	(2,162)	745,599	740,364	(2,016)	738,348
Shareholders' equity	184,598	(2,162)	182,436	180,091	(2,016)	178,075

The following table summarizes the effects of the restatement on previously reported consolidated statements of operations:

	Three Months Ended March 31,
	2004			2003
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Selling, general and administrative	$47,134	$257	$47,391	$44,766	$240	$45,006
Income before taxes	7,688	(257)	7,431	9,123	(240)	8,883
Provision for income taxes	3,152	(111)	3,041	3,645	(104)	3,541
Net income (loss)	4,536	(146)	4,390	5,478	(136)	5,342
Basic EPS	0.17	(0.01)	0.16	0.20	--	0.20
Diluted EPS	0.16	(0.01)	0.15	0.19	(0.01)	0.18

The discrepancy was discovered during the preparation of the Company’s June 30, 2004 financial statements. By June, the Company had substantially completed the roll-out of its new billing and cash collection system (“O/P/S”), which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in the Company’s over 600 practices to bill and collect for products and services. The new system provides the Company better visibility over its accounts receivable and improved controls over its inter-branch cash collection activity. After a successful pilot test, the Company commenced the installation of this system in September 2003 and by the end of June 2004 had installed the system in all practices except the patient-care centers of two recent acquisitions and three central billing offices, which require an enhanced multi-user version of the system that has not yet completed testing.

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

NOTE E – ACQUISITIONS

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

The Company believes that the purchased entities contributed to a higher market share and allowed the Company to enter new markets. All acquired entities have been profitable and have immediately contributed to the Company’s operating income and earnings per share. These acquired entities generated a total of $11.1 million in year-to-date net sales as of March 31, 2004 and $5.7 million in net sales for the quarter ended March 31, 2004. The results of operations of the acquired companies are included in the Company’s consolidated results of operations effective their respective acquisition date. There were no acquisitions during the three months ended March 31, 2003.

During the three month period ended March 31, 2004, the Company recorded a $0.7 million restructuring reserve, included in accrued expenses, related to one of the orthotics and prosthetics companies purchased. The restructuring plan calls for the closure of nine facilities and the payment of severance costs to 20 terminated employees. Lease termination costs are approximately $0.6 million and are expected to be paid through January 2005. The cost of providing severance payments and benefits to the terminated employees is approximately $0.1 million. At March 31, 2004, 11 of the employees had been terminated and only one of the nine patient-care centers included in the plan had been closed.

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

NOTE E – ACQUISITIONS (CONTINUED)

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

Income per share is computed as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2004	2003
	(unaudited, restated)	(unaudited, restated)
Net income	$4,390	$5,342
Less preferred stock dividends declared and accretion	917	1,357

Net income applicable to common stock	$3,473	$3,985

Shares of common stock outstanding used to compute
basic per common share amounts	21,335,806	20,408,262
Effect of dilutive options (a)	1,472,748	1,582,081

Shares used to compute dilutive per common share amounts	22,808,554	21,990,343

Basic income per share applicable to common stock	$0.16	$0.20
Diluted income per share applicable to common stock	$0.15	$0.18

(a) For 2004 and 2003, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the three months ended March 31, 2004 and 2003, options to purchase 138,750 and 1,385,498 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the period.

NOTE G – INVENTORY

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

NOTE J – SEGMENT AND RELATED INFORMATION (CONTINUED)

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

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Three Months Ended March 31, 2004	(unaudited, restated)			(unaudited, restated)
Net sales
Customers	$122,557	$9,052	$--	$131,609
Intersegment	--	16,776	(16,776)	--
EBITDA	22,313	2,885	(6,380)	18,818
Three Months Ended March 31, 2003	(unaudited, restated)			(unaudited, restated)
Net sales
Customers	$118,110	$8,018	$--	$126,128
Intersegment	--	13,941	(13,941)	--
EBITDA	22,996	2,563	(5,127)	20,432

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended March 31,
(In thousands)	2004 (unaudited, restated)	2003 (unaudited, restated)
EBITDA	$18,818	$20,432
Depreciation and amortization	3,314	2,453
Interest expense, net	8,073	9,096
Provision for income taxes	3,041	3,541

Net income	$4,390	$5,342

NOTE K – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned. The following consolidating financial information, as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 have been restated to reflect a correction of an error, as discussed in Note C.

BALANCE SHEET - March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(unaudited, restated)	(unaudited, restated)	(unaudited, restated)	(unaudited, restated)
ASSETS
Cash and cash equivalents	$1,808	$1,197	$--	$3,005
Accounts receivable	--	112,314	--	112,314
Inventories	--	61,723	--	61,723
Prepaid expenses, other current assets and income taxes receivable	562	10,579	--	11,141
Intercompany receivable	515,351	--	(515,351)	--
Deferred income taxes	10,681	--	--	10,681

Total current assets	528,402	185,813	(515,351)	198,864

Property, plant and equipment, net	4,910	40,443	--	45,353
Intangible assets, net	196	483,677	--	483,873
Investment in subsidiaries	157,615	--	(157,615)	--
Other assets	10,471	7,038	--	17,509

Total assets	$701,594	$716,971	$(672,966)	$745,599

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$3,387	$--	$4,887
Accounts payable	600	10,266	--	10,866
Accrued expenses	2,347	2,192	--	4,539
Accrued interest payable	3,357	191	--	3,548
Accrued compensation related cost	975	16,360	--	17,335
Income taxes payable	1,575	--	--	1,575

Total current liabilities	10,354	32,396	--	42,750

Long-term debt, less current portion	419,808	9,969	--	429,777
Deferred income taxes	35,779	--	--	35,779
Intercompany payable	--	515,351	(515,351)	--
Other liabilities	837	1,640	--	2,477

Total long-term liabilities	456,424	526,960	(515,351)	468,033

Total liabilities	466,778	559,356	(515,351)	510,783

Redeemable preferred stock	52,380	--	--	52,380

Common stock	216	35	(35)	216
Additional paid-in capital	157,309	7,460	(7,460)	157,309
Unearned compensation	(2,500)	--	--	(2,500)
Retained earnings	28,067	150,660	(150,660)	28,067
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	182,436	157,615	(157,615)	182,436

Total liabilities, redeemable preferred stock
and shareholders' equity	$701,594	$716,971	$(672,966)	$745,599

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2003 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(restated)	(restated)	(restated)	(restated)
ASSETS
Cash and cash equivalents	$10,665	$4,698	$--	$15,363
Accounts receivable	--	112,936	--	112,936
Inventories	--	60,643	--	60,643
Prepaid expenses, other assets and income taxes receivable	960	9,200	--	10,160
Intercompany receivable	505,338	--	(505,338)	--
Deferred income taxes	10,275	--	--	10,275

Total current assets	527,238	187,477	(505,338)	209,377
Property, plant and equipment, net	4,365	38,905	--	43,270
Intangible assets, net	--	473,888	--	473,888
Investment in subsidiaries	135,465	--	(135,465)	--
Other assets	11,061	752	--	11,813

Total assets	$678,129	$701,022	$(640,803)	$738,348

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,069	$--	$4,944
Accounts payable	1,670	16,289	--	17,959
Accrued expenses	3,377	1,855	--	5,232
Accrued interest payable	8,990	113	--	9,103
Accrued compensation related cost	1,404	29,462	--	30,866

Total current liabilities	17,316	50,788	--	68,104
Long-term debt, less current portion	396,311	8,181	--	404,492
Deferred income taxes	34,326	--	--	34,326
Intercompany payable	--	505,338	(505,338)	--
Other liabilities	638	1,250	--	1,888

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	--	--	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	--	--	(2,599)
Retained earnings	24,594	128,510	(128,510)	24,594
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	178,075	135,465	(135,465)	178,075

Total liabilities, redeemable preferred stock
and shareholders' equity	$678,129	$701,022	$(640,803)	$738,348

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(unaudited, restated)	(unaudited, restated)	(unaudited, restated)	(unaudited, restated)
Net sales	$--	$131,609	$--	$131,609
Cost of goods sold (exclusive of depreciation and amortization)	--	65,400	--	65,400

Gross profit	--	66,209	--	66,209
Selling, general and administrative	6,379	41,012	--	47,391
Depreciation and amortization	434	2,880	--	3,314

(Loss) income from operations	(6,813)	22,317	--	15,504
Interest expense, net	7,906	167	--	8,073
Equity in earnings of subsidiaries	22,150	--	(22,150)	--

Income before taxes	7,431	22,150	(22,150)	7,431
Provision for income taxes	3,041	--	--	3,041

Net income	$4,390	$22,150	$(22,150)	$4,390

STATEMENT OF OPERATIONS Three Months Ended March 31, 2003 (In thousands)
	(unaudited, restated)	(unaudited, restated)	(unaudited, restated)	(unaudited, restated)
Net sales	$--	$126,128	$--	$126,128
Cost of goods sold (exclusive of depreciation and amortization)	--	60,690	--	60,690

Gross profit	--	65,438	--	65,438
Selling, general and administrative	5,127	39,879	--	45,006
Depreciation and amortization	357	2,096	--	2,453

(Loss) income from operations	(5,484)	23,463	--	17,979
Interest expense, net	8,953	143	--	9,096
Equity in earnings of subsidiaries	23,320	--	(23,320)	--

Income before taxes	8,883	23,320	(23,320)	8,883
Provision for income taxes	3,541	--	--	3,541

Net income	$5,342	$23,320	$(23,320)	$5,342

NOTE K – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS Three Months Ended March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows (used in) provided by operating activities	$(31,805)	$16,540	$--	$(15,265)

Cash flows used in investing activities
Purchase of property, plant and equipment	(975)	(3,741)	--	(4,716)
Acquisitions and earnouts	--	(15,684)	--	(15,684)
Purchase of technology license	--	(200)	--	(200)
Proceeds from sale of certain assets	--	80	--	80

Net cash used in investing activities	(975)	(19,545)	--	(20,520)

Cash flows provided by (used in) financing activities
Borrowings under revolving credit agreement	27,000	--	--	27,000
Repayments under revolving credit agreement	(3,000)	--	--	(3,000)
Repayments of long-term debt	(750)	(496)	--	(1,246)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	676	--	--	676

Net cash provided by (used in) financing activities	23,923	(496)	--	23,427

Net (decrease) increase in cash and cash equivalents	(8,857)	(3,501)	--	(12,358)
Cash and cash equivalents, beginning of period	10,665	4,698	--	15,363

Cash and cash equivalents, end of period	$1,808	$1,197	$--	$3,005

STATEMENT OF CASH FLOWS Three Months Ended March 31, 2003 (In thousands)
Cash flows (used in) provided by operating activities	$(837)	$5,034	$--	$4,197

Cash flows used in investing activities
Purchase of property, plant and equipment	(390)	(2,913)	--	(3,303)
Acquisitions and earnouts	--	(301)	--	(301)
Proceeds from sale of certain assets	--	41	--	41

Net cash used in investing activities	(390)	(3,173)	--	(3,563)

Cash flows provided by (used in) financing activities
Borrowings under revolving credit agreement	16,000	--	--	16,000
Repayments under revolving credit agreement	(8,000)	--	--	(8,000)
Repayments of long-term debt	--	(1,900)	--	(1,900)
Proceeds from issuance of Common Stock	379	--	--	379

Net cash provided by (used in) financing activities	8,379	(1,900)	--	6,479

Net increase (decrease) in cash and cash equivalents	7,152	(39)	--	7,113
Cash and cash equivalents, beginning of period	570	5,996	--	6,566

Cash and cash equivalents, end of period	$7,722	$5,957	$--	$13,679

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from those indicated in the forward looking statements. As discussed in “Critical Accounting Estimates” below, we restated the consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. All applicable disclosures in the following discussion have been revised to reflect this restatement.

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

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. Same-center sales growth represents the aggregate increase or decrease of our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for a full year are included in the computation. During the three months ended 2004, same-center sales decreased by 0.8% from the same period in 2003. Total net sales increased by 3.8% over the same period in 2003, entirely due to acquisitions. During the same period in 2003, we experienced virtually flat same-center sales growth over the first quarter of 2002. We operated 612 and 589 patient-care centers at March 31, 2004 and 2003, respectively.

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

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment there of, for the three months ended March 31, 2004 increased to 73.1 days compared to 70.0 days for the same period last year. The increase in DSO is due to a delay in Medicare collections associated with the required conversion to electronic submissions of claims in mid-October 2003, and to administrative delays of our claims by the Durable Medical Equipment Regional Carriers. Management believes that these claims will ultimately be collected and we will not experience any increase in bad debt expense due to the issues we have encountered. Management has targeted our DSO to be fewer than 70 days. We believe that this target will be attained due to the efficiencies expected as a result of our centralized billing system and due to expected acceleration of Medicare payments once the issues discussed above are fully resolved.

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

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation O/P/S, the Company utilized approximately 16 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. Upon completion of the rollout of O/P/S, we will develop a report to provide this information for the period after the conversion. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will be able to disclose this information will be in the first quarter of 2005. However, the information will not be comparative until the first quarter of 2006.

The previously issued consolidated balance sheet as of March 31, 2004 and December 31, 2003 and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. The following table summarizes the effects of the restatement on the previously issued consolidated balance sheets:

	Three Months Ended March 31, 2004			Year Ended December 31, 2003
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Accounts receivable	116,114	(3,800)	112,314	116,479	(3,543)	112,936
Prepaid expenses, other assets and income taxes receivable	11,030	111	11,141	10,160	--	10,160
Deferred income taxes	9,154	1,527	10,681	8,748	1,527	10,275
Total current assets	201,026	(2,162)	198,864	211,393	(2,016)	209,377
Total assets	747,761	(2,162)	745,599	740,364	(2,016)	738,348
Shareholders' equity	184,598	(2,162)	182,436	180,091	(2,016)	178,075

The following table summarizes the effects of the restatement on previously reported consolidated statements of operations:

	Three Months Ended March 31,
	2004			2003
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Selling, general and administrative	$47,134	$257	$47,391	$44,766	$240	$45,006
Income before taxes	7,688	(257)	7,431	9,123	(240)	8,883
Provision for income taxes	3,152	(111)	3,041	3,645	(104)	3,541
Net income (loss)	4,536	(146)	4,390	5,478	(136)	5,342
Basic EPS	0.17	(0.01)	0.16	0.20	--	0.20
Diluted EPS	0.16	(0.01)	0.15	0.19	(0.01)	0.18

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years.

Results of Operations

The following table sets forth for the periods indicated certain items our Statements of Operations and their percentage of our net sales:

	Three Months Ended March 31,
	2004	2003
	(unaudited, restated)	(unaudited, restated)
Net sales	100.0%	100.0%
Cost of goods sold	49.7	48.1

Gross profit	50.3	51.9
Selling, general and administrative	36.1	35.8
Depreciation and amortization	2.5	1.9

Income from operations	11.7	14.2
Interest expense, net	6.1	7.2

Income before taxes	5.6	7.0
Provision for income taxes	2.3	2.8

Net income	3.3	4.2

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

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2004 increased by $2.4 million compared to the three months ended March 31, 2003. The increase was principally the result of an increase in compensation, as employees received annual increases of approximately 3% in January 2004, as well as an increase in travel and computer expenses related to the rollout of our new computerized billing system, O/P/S. In addition, the change was due to an increase in rent and occupancy expenses as a result of our scheduled increases and recent acquisitions, and an increase in expenses incurred for work related to the development of internal control over financial reporting systems pursuant to Section 404 of the Sarbanes-Oxley Act. As a percentage of net sales, selling, general and administrative expenses increased to 36.1% in 2004 from 35.8% in 2003.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2004 was $3.3 million versus $2.5 million for the three months ended March 31, 2003. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Income from Operations. As a result of the above, income from operations for the three months ended March 31, 2004 was $15.5 million, a decrease of $2.5 million, or 13.9%, compared to $18.0 million for the three months ended March 31, 2003. Income from operations, as a percentage of net sales, decreased to 11.7% in the three months ended March 31, 2004 versus 14.2% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the three months ended March 31, 2004 decreased to $8.1 million compared to $9.1 million in the three months ended March 31, 2003 due to the refinancing of our 11 ¼% Senior Subordinated Notes with the variable rate Term Loan during the three months ended December 31, 2003.

Income Taxes. The provision for income taxes for the three months ended March 31, 2004 was $3.0 million compared to $3.5 million for the three months ended March 31, 2003. The change in the income tax provision was due to our decreased profitability. The effective rate for the three months ended March 31, 2004 and 2003 was 40.9% and 39.9%, respectively.

Net Income. As a result of the above, we recorded net income of $4.4 million for the three months ended March 31, 2004, a decrease of $1.0 million, or 17.8%, below the three months ended March 31, 2003.

Financial Condition, Liquidity, and Capital Resources

Our working capital at March 31, 2004 was $156.1 million compared to $141.3 million at December 31, 2003. Current assets decreased by $10.5 million. Our cash and cash equivalents were $3.0 million at March 31, 2004, compared to $15.4 million at December 31, 2003. Current liabilities decreased by $25.4 million from December 31, 2003, primarily due to an $18.4 million reduction in our bonus liability, which was paid during the quarter, an $8.0 million reduction in accounts payable, and a $5.6 million decrease in interest accruals. The ratio of current assets to current liabilities increased to 4.7 to 1 at March 31, 2004, compared to 3.1 to 1 at December 31, 2003. Available cash under our Revolving Credit Facility decreased to $14.6 million at March 31, 2004 compared to $64.0 million at December 31, 2003.

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

Item 4.    Controls and Procedures

During the preparation of our June 2004 financial statements, it became apparent that, with the enhanced visibility provided by our new billing and cash collection system (O/P/S), that our previously reported accounts receivable balance at March 31, 2004 was overstated by a total of approximately $3.8 million. By June, we had substantially completed the roll-out of O/P/S, which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in our over 600 practices to bill and collect for products and services. The new system provides us with better visibility over accounts receivable and improved controls over inter-branch cash collection activity, and identified almost immediately after we substantially completed the O/P/S roll-out what was a material weakness in the predecessor systems as defined by the Public Company Accounting Oversight Board (“PCAOB”). The error has been corrected and financial statements have been restated as appropriate.

The Company is continuing its evaluation of its internal controls in light of the standards adopted by PCAOB. In the course of its ongoing evaluation, management has identified certain deficiencies which the Company is addressing. Areas requiring improvement include documentation of controls and recording of transfers between patient-care centers. Management will consider these matters when assessing the effectiveness of the Company’s internal control over financial reporting at year-end. We believe the material weakness underlying the legacy billing systems noted above has been mitigated in conjunction with the implementation of the our new billing system, O/P/S. These matters have been discussed with the Company’s Audit Committee, and the Company is taking appropriate steps to make necessary improvements and enhance the reliability of its internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this amended Form 10-Q, based on their evaluation of controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934. There have been no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the correction discussed above.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith:

Exhibit	31.1A	Certification of the CEO
	31.2A	Certification of the CFO
	32.1A	CEO and CFO Section 1350 Certification

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