Form 10-Q
period 2004-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2004-11-09
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR	[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________________to________________

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (301) 986-0701

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

        As of November 8, 2004, 21,578,547 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheet - September 30, 2004 and
	Consolidated Balance Sheet - December 31, 2003	1
Unaudited Consolidated Statements of Operations for the Three and Nine
	Months Ended September 30, 2004 and Unaudited, Restated Consolidated
	Statements of Operations for Three and Nine Months Ended
	September 30, 2003	3
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended
	September 30, 2004 and Unaudited, Restated Consolidated Statement of Cash
	Flows for the Nine Months Ended September 30, 2003	4
Notes to Consolidated Financial Statements (Unaudited)		5
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 6.	Exhibits	39
SIGNATURES		40
Exhibit Index		41
Certifications of Chief Executive Officer and Chief Financial Officer		42

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,746	$15,363
Accounts receivable, less allowance for doubtful accounts
of $6,832 and $3,875 in 2004 and 2003, respectively	110,909	112,936
Inventories	61,914	60,643
Prepaid expenses, other assets and income taxes receivable	6,053	10,160
Deferred income taxes	12,137	10,275

Total current assets	201,759	209,377

PROPERTY, PLANT AND EQUIPMENT
Land	3,562	3,562
Buildings	6,119	6,073
Machinery and equipment	22,845	18,857
Computer and software	36,483	28,755
Furniture and fixtures	11,546	11,093
Leasehold improvements	26,911	23,484

Property, plant and equipment, gross	107,466	91,824
Less accumulated depreciation and amortization	57,696	48,554

Property, plant and equipment, net	49,770	43,270

INTANGIBLE ASSETS
Excess cost over net assets acquired	440,304	468,930
Patents and other intangible assets of $9,794 and $10,232 less accumulated amortization of $5,166 and $5,274
in 2004 and 2003, respectively	4,628	4,958

Total intangible assets, net	444,932	473,888

OTHER ASSETS
Debt issuance costs, net	9,933	10,816
Other assets	5,086	997

Total other assets	15,019	11,813

TOTAL ASSETS	$711,480	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,566	$4,944
Accounts payable	15,658	17,959
Accrued expenses	6,961	5,232
Accrued interest payable	3,922	9,103
Accrued compensation related costs	31,881	30,866
Income taxes payable	2,436	--

Total current liabilities	66,424	68,104

LONG-TERM LIABILITIES
Long-term debt, less current portion	405,497	404,492
Deferred income taxes	32,274	34,326
Other liabilities	3,375	1,888

Total long-term liabilities	441,146	440,706

Total liabilities	507,570	508,810

REDEEMABLE PREFERRED STOCK
10% Redeemable Convertible Preferred Stock, liquidation
preference $1,000 per share	54,665	51,463

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares
authorized, 21,749,489 and 21,491,101 shares issued
and outstanding in 2004 and 2003, respectively	217	215
Additional paid-in capital	157,876	156,521
Unearned compensation	(2,238)	(2,599)
Retained (deficit) earnings	(5,954)	24,594

	149,901	178,731
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	149,245	178,075

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY	$711,480	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited, restated)
Net sales	$146,133	$140,045	$422,867	$405,109
Cost of goods sold (exclusive of depreciation and amortization)	70,248	64,799	207,590	190,905

Gross profit	75,885	75,246	215,277	214,204
Selling, general and administrative	57,560	48,110	160,495	139,093
Depreciation and amortization	3,311	2,810	9,986	7,883
Goodwill impairment	45,808	--	45,808	--

(Loss) income from operations	(30,794)	24,326	(1,012)	67,228
Interest expense, net	9,054	9,786	25,650	28,236

(Loss) income before taxes	(39,848)	14,540	(26,662)	38,992
(Benefit) provision for income taxes	(4,946)	5,863	684	15,771

Net (loss) income	(34,902)	8,677	(27,346)	23,221
Preferred stock dividend and accretion	1,351	1,404	3,202	4,142

Net (loss) income applicable to common stock	$(36,253)	$7,273	$(30,548)	$19,079

Basic Per Common Share Data
Net (loss) income	$(1.68)	$0.35	$(1.42)	$0.92

Shares used to compute basic per common share amounts	21,548,925	20,658,239	21,437,443	20,690,950

Diluted Per Common Share Data
Net (loss) income	$(1.68)	$0.32	$(1.42)	$0.87

Shares used to compute diluted per common share amounts	21,548,925	27,090,296	21,437,443	26,824,410

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)

	2004	2003
	(unaudited)	(unaudited, restated)
Cash flows from operating activities:
Net (loss) income	$(27,346)	$23,221
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on disposal of assets	(223)	(73)
Provision for bad debts	15,285	16,426
Depreciation and amortization	9,986	7,883
Amortization of debt issuance costs	1,845	1,919
Goodwill impairment, net of tax effect	38,643	--
Compensation expense on restricted shares	669	146
Proceeds from termination of swaps	--	2,795
Amortization of terminated interest rate swaps	(384)	(43)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(10,006)	(17,400)
Inventories	(238)	(2,076)
Prepaid expenses, other current assets, and income taxes receivable	107	(1,722)
Deferred income taxes	3,251	5,133
Other assets	(803)	109
Accounts payable	(2,426)	(3,214)
Accrued expenses, accrued interest payable, and income taxes payable	2,225	17,618
Accrued compensation related cost	726	(9,988)
Other liabilities	1,269	(418)

Net cash provided by operating activities	32,580	40,316

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,396)	(12,962)
Acquisitions and earnouts	(19,668)	(8,613)
Purchase of technology license	(298)	--
Proceeds from sale of certain assets	366	640

Net cash used in investing activities	(34,996)	(20,935)

Cash flows from financing activities:
Borrowings under revolving credit agreement	38,000	22,000
Repayments under revolving credit agreement	(37,500)	(32,000)
Repayment of long-term debt	(2,839)	(4,159)
Increase in financing costs	(963)	(1,097)
Proceeds from issuance of Common Stock	1,101	1,394

Net cash used in financing activities	(2,201)	(13,862)

(Decrease) increase in cash and cash equivalents	(4,617)	5,519
Cash and cash equivalents, at beginning of period	15,363	6,566

Cash and cash equivalents, at end of period	$10,746	$12,085

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to represent fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2003 included herein has been restated to reflect accounting for the correction of an error related to a write-off of uncollectible accounts receivable (See Note C). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC.

Certain prior period amounts have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K and the Form 10-K/A for the year ended December 31, 2003, filed by the Company with the SEC.

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Estimated cost of goods sold during the period is reconciled and adjusted when the

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Inventories (continued)

annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

Goodwill

The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually at October 1. During August 2004, the decline in the fair value of the Company’s stock triggered an interim valuation of goodwill and other intangible assets. The interim evaluation, based on a discounted cash flow model, resulted in an impairment estimate of $45.8 million as of August 31, 2004, which was recognized during the three months ended September 30, 2004. During the fourth quarter, the Company will finalize its estimate in accordance with the provisions of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, and update the valuation to October 1, 2004, the Company’s annual testing date. The Company will record any changes to its estimate at that time.

Stock-Based Compensation

Restricted Shares of Common Stock

The Company issues restricted shares of common stock to its directors and certain employees. The Company recognizes the fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant.

During the three months ended September 30, 2004 the Company did not grant restricted shares of common stock. During the three months ended September 30, 2003, the Company granted 196,313 restricted shares of common stock. The Company granted 19,725 and 206,593 restricted shares of common stock during the nine months periods ended September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, a total of 171,475 and 206,593 restricted shares of common stock were outstanding, respectively. These shares had an aggregate market value of $2.5 million and $2.8 million at September 30, 2004 and 2003, respectively, as determined at the date of grant. The shares have vesting dates through April 2008, of which 49,563 shares became fully vested during the three months ended September 30, 2004.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options

The Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees. Stock-based compensation is accounted for using the intrinsic value based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans and the non-qualified options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition to stock-based employee compensation for all awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)	(unaudited)		(unaudited, restated)
Net (loss) income applicable to common stock, as reported	$(36,253)	$7,273	$(30,548)	$19,079
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income as reported	195	87	395	87
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(821)	(501)	(1,641)	(1,253)

Pro forma net (loss) income applicable to common stock	$(36,879)	$6,859	$(31,794)	$17,913

(Loss) earnings per share:
Basic - as reported	$(1.68)	$0.35	$(1.42)	$0.92
Basic - pro forma	(1.71)	0.33	(1.48)	0.87
Diluted - as reported	(1.68)	0.32	(1.42)	0.87
Diluted - pro forma	(1.71)	0.31	(1.48)	0.82

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected term (years)	4.5	5.0	4.5	5.0%
Volatility factor	72%	78%	72%	78%
Risk free interest rate	3.5%	3.1%	3.4%	2.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$--	$4.57	$9.51	$7.98
Exercise price	$--	$13.85	$15.77	$13.40

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

For the three months ended September 30, 2004 the Company did not grant options to purchase shares of the Company’s common stock. During the three months ended September 30, 2003, the Company granted aggregate options to purchase 159,031 shares of the Company’s common stock. The Company granted aggregate options to purchase 131,865 and 301,503 shares of the Company’s common stock during the nine months periods ended September 30, 2004 and 2003, respectively.

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note K.

NOTE C – CORRECTION OF AN ERROR, RESTATEMENT OF ACCOUNTS RECEIVABLE

The previously issued consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. The error resulted in an understatement of selling, general and administrative expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2003, respectively.

The correction of the error decreased previously reported income before taxes by $0.3 million and $0.8 million for the three and nine months ended September 30, 2003, respectively. The impact of the correction decreased previously reported net income applicable to common stock by $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2003, respectively. The impact of the correction decreased previously reported basic and diluted net income per share by $0.01 and $0.02 for the three and nine months ended September 30, 2003, respectively.

The discrepancy was discovered during the preparation of the Company’s June 30, 2004 financial statements. By June, the Company had substantially completed the roll-out of its new billing and cash collection system (O/P/S), which aided in the discovery of the discrepancy. The O/P/S system replaced more than 15 different billing and cash collection platforms previously utilized in the Company’s over 600 practices to bill and collect for products and services. The new system provides the Company better visibility over its accounts receivable and improved

NOTE C – CORRECTION OF AN ERROR, RESTATEMENT OF ACCOUNTS RECEIVABLE (CONTINUED)

controls over its inter-branch cash collection activity. After a successful pilot test, the Company commenced the installation of this system in September 2003 and by the end of June 2004 had installed the system in all practices except the patient-care centers of three recent acquisitions and three central billing offices which require an enhanced multi-user version of the system for which testing has not yet been completed.

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

NOTE D – SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In thousands)	2004	2003
Cash paid (received) during the period for:
Interest	$30,325	$26,880
Income taxes	(2,011)	(7,197)
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$3,202	$4,142
Issuance of notes in connection with acquisitions	4,350	5,308
Unearned compensation for restricted stock issued	308	2,816

NOTE E – ACQUISITIONS

During the trailing twelve months ended September 30, 2004, the Company acquired eight orthotics and prosthetics companies that operated a total of 41 patient-care centers. The Company paid an aggregate purchase price of $25.2 million for these acquisitions. None of these acquisitions were material to the Company. As of September 30, 2004, the purchase price allocation of two of the purchased companies has been determined on a preliminary basis due to the lack of final information necessary for measurement.

The Company believes that the purchased entities contributed to a higher market share and allowed the Company to enter new markets. All acquired entities have been profitable and have immediately contributed to the Company’s operating income and earnings per share. These

NOTE E – ACQUISITIONS (CONTINUED)

acquired entities generated a total of $22.9 million in the trailing twelve months’ net sales as of September 30, 2004 and $7.2 million in net sales for the quarter ended September 30, 2004. The results of operations of the acquired companies are included in the Company’s consolidated results of operations effective as of their respective acquisition dates.

During the first quarter of 2004, the Company recorded a $0.7 million restructuring reserve, included in accrued expenses, related to one of the orthotics and prosthetics companies purchased. The restructuring plan calls for the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. At September 30, 2004 four of the nine patient-care centers had been closed/merged and approximately $0.1 million in lease costs were paid. As of September 30, 2004, 11 employees had been terminated and $0.1 million of severance payments and benefits are expected to be paid through January 2005. Approximately $0.5 million of lease payments are expected to be paid through April 2008.

Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.8 million and $0.9 million in the nine months ended September 30, 2004 and 2003, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay an additional $2.4 million related to earnout provisions in future periods.

The activity related to goodwill for the nine months ended September 30, 2004 is as follows:

(In thousands)
Balance at December 31, 2003	$468,930
Additions due to acquisitions	16,023
Additions due to earnouts	1,159
Impairment charge	(45,808)

Balance at September 30, 2004	$440,304

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

NOTE F – NET INCOME PER COMMON SHARE (CONTINUED)

Income per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands, except share and per share amounts)	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Net (loss) income	$(34,902)	$8,677	$(27,346)	$23,221
Less preferred stock dividends declared and accretion	1,351	1,404	3,202	4,142

Net (loss) income applicable to common stock	$(36,253)	7,273	$(30,548)	19,079
Plus preferred stock dividends declared and accretion (a)	--	1,404	--	4,142

	$(36,253)	$8,677	$(30,548)	$23,221

Shares of common stock outstanding used to compute
basic per common share amounts	21,548,925	20,658,239	21,437,443	20,690,950
Effect of dilutive options (b)	780,088	1,578,517	1,142,999	1,279,920
Effect of dilutive preferred shares	--	4,853,540	--	4,853,540

Shares used to compute diluted per common share amounts	22,329,013	27,090,296	22,580,442	26,824,410

Basic (loss) income per share applicable to common stock	$(1.68)	$0.35	$(1.42)	$0.92
Diluted (loss) income per share applicable to common stock	$(1.68)	$0.32	$(1.42)	$0.87

(a)     For the three and nine months ended September 30, 2004, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the three months and nine months ended September 30, 2003, it became more dilutive to net income per common share to convert the Company’s outstanding Redeemable Convertible Preferred Stock to common stock. Therefore, the preferred stock dividends declared and accretion were not included in the computation of diluted per common share data for those periods.

(b)     For the three months ended September 30, 2004 and 2003, options to purchase 1,863,301and 1,385,529 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the period. Options to purchase 1,591,710 and 1,535,029 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, and are not included in the computation of diluted income per share for the nine month periods ended September 30, 2004 and 2003, respectively, as these options are anti-dilutive.

NOTE G – INVENTORY

Inventories consist of the following:

(In thousands)	September 30, 2004	December 31, 2003
Raw materials	$26,438	$27,930
Work in process	22,103	21,815
Finished goods	13,373	10,898

	$61,914	$60,643

NOTE H – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30, 2004	December 31, 2003
Revolving credit facility	$30,500	$30,000
10 3/8% Senior Notes due 2009 (a)	202,240	202,624
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	148,875	150,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging
from 6% to 11.572%, maturing through December 2011	13,886	11,250

	411,063	409,436
Less current portion	(5,566)	(4,944)

Total long-term debt	$405,497	$404,492

(a)     At September 30, 2004 and December 31, 2003, includes $2.2 million and $2.6 million, respectively, of deferred interest rate swap termination income to be recognized as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

In September 2004, the Revolving Credit Facility was amended to modify certain covenant calculations. The amended provisions increased the total leverage and the senior secured leverage ratio limitations, reduced the interest coverage and fixed charge coverage ratio limitations and reduced permitted acquisitions and capital expenditures. The Company paid $0.4 million and $1.0 million in debt financing costs during the three and nine months ended September 30, 2004, respectively. At September 30, 2004, the Company had $52.2 million available under the Revolving Credit Facility.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In October 2001, the Company entered into a supply agreement with United States Manufacturing Company (“USMC”), under which it agreed to purchase certain products and components for use solely by the Company’s patient-care centers during a five-year period following the date of the agreement. In connection with the supply agreement, $3.0 million was placed in escrow. The Company satisfied its obligation to purchase from USMC during the first two years following the date of the agreement. Accordingly, the escrow agent released $2.0 million in escrowed funds to the Company for the satisfaction of such purchase obligations, leaving $1.0 million in escrow at September 30, 2004.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Commitments (continued)

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

As of October 2004, the Company had met its purchase requirements and USMC has agreed to release an additional $0.5 million which will be received in the fourth quarter of 2004.

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

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Matters Relating to Billing Allegations (continued)

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the nine months ended September 30, 2004 and the year ended December 31, 2003 and were $1.0 million and $1.9 million, respectively, or less than 0.5% of the Company’s net sales for those periods.

It should be noted that additional regulatory inquiries may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

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

A suit captioned Twist Partners vs. Hanger Orthopedic Group, Inc., Thomas F. Kirk, George E. McHenry and Ivan R. Sabel, (Case No. CV 04 2585) was filed on June 22, 2004 in the U.S. District Court for the Eastern District of New York. Mr. Kirk is President and a director of the Company, Mr. McHenry is Chief Financial Officer of the Company and Mr. Sabel is the Chairman of the Board and Chief Executive Officer of the Company. The complaint alleges that throughout the class period (July 29, 2003 through June 14, 2004), the defendants engaged in “an illegal scheme to bill the Medicaid and Medicare programs, the Veterans Administration and private insurers,” and alleges that the improperly booked sales artificially inflated the Company’s reported revenues and earnings. The complaint also alleges that the defendants were motivated to engage in the fraud so that the Company’s insiders could effect sales of their shares of the Company’s common stock at artificially inflated prices, citing the sale of a total of 120,270 shares for total proceeds of $1,931,198. The suit alleges violations of the anti-fraud provision contained in Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and asserts violations of Section 20(a) against the individual defendants as controlling persons. The suit seeks an unspecified amount of compensatory damages against all

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Class Action Litigation (continued)

defendants, jointly and severally for all damages sustained, including interest thereon, as well as reasonable costs and expenses incurred, including counsel and expert fees.

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

NOTE J – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Certificate of Designations associated with the issuance of the Redeemable Convertible Preferred Stock calls for an increase in the stock’s dividend rate in the event the Company does not declare or pay cash dividends on the fifth anniversary of issuance. Accordingly, the dividend rate on the Redeemable Convertible Preferred Stock increased from 7% to 10% effective July 1, 2004. The Company continues to accrue dividends ratably over the life of the Redeemable Convertible Preferred Stock.

NOTE K – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segment’s EBITDA. EBITDA is defined as income from operations plus depreciation and amortization and other charges, if any. Other charges may include extinguishments of debt and goodwill impairment. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

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

NOTE K – SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Three Months Ended September 30, 2004
Net sales
Customers	$135,519	$10,614	$--	$146,133
Intersegment	--	17,161	(17,161)	--
EBITDA	22,444	4,248	(8,367)	18,325
Three Months Ended September 30, 2003
Net sales
Customers	$130,489	$9,556	$--	$140,045
Intersegment	--	15,868	(15,868)	--
EBITDA	28,572	3,470	(4,906)	27,136

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Nine Months Ended September 30, 2004
Net sales
Customers	$392,987	$29,880	$--	$422,867
Intersegment	--	52,052	(52,052)	--
EBITDA	66,083	10,056	(21,357)	54,782
Nine Months Ended September 30, 2003
Net sales
Customers	$378,691	$26,418	$--	$405,109
Intersegment	--	45,691	(45,691)	--
EBITDA	82,462	8,490	(15,841)	75,111

NOTE K – SEGMENT AND RELATED INFORMATION (CONTINUED)

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended September 30,
(In thousands)	2004	2003
	(unaudited)	(unaudited, restated)
EBITDA	$18,325	$27,136
Depreciation and amortization	3,311	2,810
Goodwill impairment	45,808	--
Interest expense, net	9,054	9,786
(Benefit) provision for income taxes	(4,946)	5,863

Net (loss) income	$(34,902)	$8,677

	Nine Months Ended September 30,
(In thousands)	2004	2003
	(unaudited)	(unaudited, restated)
EBITDA	$54,782	$75,111
Depreciation and amortization	9,986	7,883
Goodwill impairment	45,808	--
Interest expense, net	25,650	28,236
Provision for income taxes	684	15,771

Net (loss) income	$(27,346)	$23,221

NOTE L – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed consolidating financial information, as of September 30, 2004 and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(unaudited)
ASSETS
Cash and cash equivalents	$4,853	$5,893	$--	$10,746
Accounts receivable	--	110,909	--	110,909
Inventories	--	61,914	--	61,914
Prepaid expenses, other current assets and income taxes receivable	473	5,580	--	6,053
Intercompany receivable	478,042	--	(478,042)	--
Deferred income taxes	12,137	--	--	12,137

Total current assets	495,505	184,296	(478,042)	201,759

Property, plant and equipment, net	6,662	43,108	--	49,770
Intangible assets, net	--	444,932	--	444,932
Investment in subsidiaries	140,638	--	(140,638)	--
Other assets	10,189	4,830	--	15,019

Total assets	$652,994	$677,166	$(618,680)	$711,480

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,691	$--	$5,566
Accounts payable	1,722	13,936	--	15,658
Accrued expenses	4,590	2,371	--	6,961
Accrued interest payable	3,618	304	--	3,922
Accrued compensation related cost	1,067	30,814	--	31,881
Income taxes payable	7,181	(4,745)	--	2,436

Total current liabilities	20,053	46,371	--	66,424

Long-term debt, less current portion	395,302	10,195	--	405,497
Deferred income taxes	32,274	--	--	32,274
Intercompany payable	--	478,042	(478,042)	--
Other liabilities	1,455	1,920	--	3,375

Total long-term liabilities	429,031	490,157	(478,042)	441,146

Total liabilities	449,084	536,528	(478,042)	507,570

Redeemable preferred stock	54,665	--	--	54,665

Common stock	217	35	(35)	217
Additional paid-in capital	157,876	7,460	(7,460)	157,876
Unearned compensation	(2,238)	--	--	(2,238)
Retained earnings	(5,954)	133,683	(133,683)	(5,954)
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	149,245	140,638	(140,638)	149,245

Total liabilities, redeemable preferred stock
and shareholders' equity	$652,994	$677,166	$(618,680)	$711,480

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2003 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(audited)
ASSETS
Cash and cash equivalents	$10,665	$4,698	$--	$15,363
Accounts receivable	--	112,936	--	112,936
Inventories	--	60,643	--	60,643
Prepaid expenses, other current assets and income taxes receivable	960	9,200	--	10,160
Intercompany receivable	505,338	--	(505,338)	--
Deferred income taxes	10,275	--	--	10,275

Total current assets	527,238	187,477	(505,338)	209,377

Property, plant and equipment, net	4,365	38,905	--	43,270
Intangible assets, net	--	473,888	--	473,888
Investment in subsidiaries	135,465	--	(135,465)	--
Other assets	11,061	752	--	11,813

Total assets	$678,129	$701,022	$(640,803)	$738,348

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,069	$--	$4,944
Accounts payable	1,670	16,289	--	17,959
Accrued expenses	3,377	1,855	--	5,232
Accrued interest payable	8,990	113	--	9,103
Accrued compensation related cost	1,404	29,462	--	30,866

Total current liabilities	17,316	50,788	--	68,104

Long-term debt, less current portion	396,311	8,181	--	404,492
Deferred income taxes	34,326	--	--	34,326
Intercompany payable	--	505,338	(505,338)	--
Other liabilities	638	1,250	--	1,888

Total long-term liabilities	431,275	514,769	(505,338)	440,706

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	--	--	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	--	--	(2,599)
Retained earnings	24,594	128,510	(128,510)	24,594
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	178,075	135,465	(135,465)	178,075

Total liabilities, redeemable preferred stock
and shareholders' equity	$678,129	$701,022	$(640,803)	$738,348

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(unaudited)
Net sales	$--	$146,133	$--	$146,133
Cost of goods sold (exclusive of depreciation and amortization)	--	70,248	--	70,248

Gross profit	--	75,885	--	75,885
Selling, general and administrative	7,154	50,406	--	57,560
Depreciation and amortization	542	2,769	--	3,311
Goodwill impairment	--	45,808	--	45,808

Loss from operations	(7,696)	(23,098)	--	(30,794)
Interest expense, net	8,870	184	--	9,054
Equity in earnings of subsidiaries	(23,282)	--	23,282	--

Loss before taxes	(39,848)	(23,282)	23,282	(39,848)
Benefit for income taxes	(4,946)	--	--	(4,946)

Net loss	(34,902)	$(23,282)	$23,282	$(34,902)

STATEMENT OF OPERATIONS Three Months Ended September 30, 2003 (In thousands)
	(unaudited, restated)
Net sales	$--	$140,045	$--	$140,045
Cost of goods sold (exclusive of depreciation and amortization)	--	64,799	--	64,799

Gross profit	--	75,246	--	75,246
Selling, general and administrative	5,172	42,938	--	48,110
Depreciation and amortization	365	2,445	--	2,810

(Loss) income from operations	(5,537)	29,863	--	24,326
Interest expense, net	9,639	147	--	9,786
Equity in earnings of subsidiaries	29,716	--	(29,716)	--

Income before taxes	14,540	29,716	(29,716)	14,540
Provision for income taxes	5,863	--	--	5,863

Net income	$8,677	$29,716	$(29,716)	$8,677

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(unaudited)
Net sales	$--	$422,867	$--	$422,867
Cost of goods sold (exclusive of depreciation and amortization)	--	207,590	--	207,590

Gross profit	--	215,277	--	215,277
Selling, general and administrative	19,650	140,845	--	160,495
Depreciation and amortization	1,414	8,572	--	9,986
Goodwill impairment	--	45,808	--	45,808

(Loss) income from operations	(21,064)	20,052	--	(1,012)
Interest expense, net	25,041	609	--	25,650
Equity in earnings of subsidiaries	19,443	--	(19,443)	--

(Loss) income before taxes	(26,662)	19,443	(19,443)	(26,662)
Provision for income taxes	684	--	--	684

Net (loss) income	$(27,346)	$19,443	$(19,443)	$(27,346)

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2003 (In thousands)
	(unaudited, restated)
Net sales	$--	$405,109	$--	$405,109
Cost of goods sold (exclusive of depreciation and amortization)	--	190,905	--	190,905

Gross profit	--	214,204	--	214,204
Selling, general and administrative	16,612	122,481	--	139,093
Depreciation and amortization	1,088	6,795	--	7,883

(Loss) income from operations	(17,700)	84,928	--	67,228
Interest expense, net	27,797	439	--	28,236
Equity in earnings of subsidiaries	84,489	--	(84,489)	--

Income before taxes	38,992	84,489	(84,489)	38,992
Provision for income taxes	15,771	--	--	15,771

Net income	23,221	$84,489	$(84,489)	$23,221

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
	(unaudited)
Cash flows (used in) provided by operating activities	$(15,885)	$48,465	$--	$32,580

Cash flows provided by (used in) investing activities:
Purchase of property, plant and equipment	(3,710)	(11,686)	--	(15,396)
Acquisitions and earnouts	--	(19,668)	--	(19,668)
Purchase of technology license and patent registration	--	(298)	--	(298)
Intercompany dividend	14,270	(14,270)	--	--
Proceeds from sale of certain assets	--	366	--	366

Net cash provided by (used in) investing activities	10,560	(45,556)	--	(34,996)

Cash flows used in financing activities
Borrowings under revolving credit agreement	38,000	--	--	38,000
Repayments under revolving credit agreement	(37,500)	--	--	(37,500)
Repayment of long-term debt	(1,125)	(1,714)	--	(2,839)
Increase in financing costs	(963)	--	--	(963)
Proceeds from issuance of Common Stock	1,101	--	--	1,101

Net cash used in financing activities	(487)	(1,714)	--	(2,201)

Net (decrease) increase in cash and cash equivalents	(5,812)	1,195	--	(4,617)
Cash and cash equivalents, beginning of period	10,665	4,698	--	15,363

Cash and cash equivalents, end of period	$4,853	$5,893	$--	$10,746

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2003 (In thousands)
	(unaudited, restated)
Cash flows provided by operating activities	$1,612	$38,704	$--	$40,316

Cash flows provided by (used in) investing activities:
Purchase of property, plant and equipment	(620)	(12,342)	--	(12,962)
Acquisitions and earnouts	--	(8,613)	--	(8,613)
Intercompany dividend	14,212	(14,212)	--	--
Proceeds from sale of certain assets	5	635	--	640

Net cash provided by (used in) investing activities	13,597	(34,532)	--	(20,935)

Cash flows used in financing activities
Borrowings under revolving credit agreement	22,000	--	--	22,000
Repayments under revolving credit agreement	(32,000)	--	--	(32,000)
Repayment of long-term debt	--	(4,159)	--	(4,159)
Increase in financing costs	(1,097)	--	--	(1,097)
Proceeds from issuance of Common Stock	1,394	--	--	1,394

Net cash used in financing activities	(9,703)	(4,159)	--	(13,862)

Net increase in cash and cash equivalents	5,506	13	--	5,519
Cash and cash equivalents, beginning of period	570	5,996	--	6,566

Cash and cash equivalents, end of period	$6,076	$6,009	$--	$12,085

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

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care centers segment, which generated approximately 93.0% of our net sales in the first nine months of 2004, and the distribution of O&P components segment, which accounted for 7.0% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. Same-center sales growth represents the aggregate increase or decrease of our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for a full year are included in the computation. During the nine months ended September 30, 2004, same-center sales decreased by 1.2% from the same period in 2003 as a result of lower sales volume and declining reimbursement. Total net sales increased by 4.4% over the same period in 2003, entirely due to acquisitions. We operated 625 and 588 patient-care centers at September 30, 2004 and 2003, respectively.

Our revenues and results of operations are affected by seasonal considerations. Revenues during the first nine months of 2004 have also been impacted by an overall reduction in reimbursement which has impacted our margins. During the first quarter of each year, we have generally experienced lower net sales. This is due to two factors, the adverse weather conditions often experienced in certain geographical areas of the United States, and a greater degree of patients’ sole responsibility for payment of their insurance deductible during the beginning of each benefit year.

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

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $81.9 million for the nine months ended September 30, 2004 with $52.0 million, or 63.5%, of total net sales made to our patient-care centers, and $29.9 million, or 36.5%, made to external parties.

SPS has three distribution centers strategically located in the United States. SPS is able to fill virtually any order within 48 hours of receipt. The ability to quickly fill orders from its extensive product line allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Net income did not meet management’s expectations for the three and nine month periods ended September 30, 2004 due principally to a same-center sales decline caused by a reduction in prosthetic units sold and a reduction in reimbursement levels. The Company also experienced an increase in operating expenses. Material costs increased due to a change in the mix of sales as well as reduced reimbursement. Selling, general and administrative expenses increased due to investments in new products, the acquisition of national contracts through Linkia, increased marketing and advertising costs, the cost of compliance with Sarbanes-Oxley Act Section 404 and the rollout of O/P/S and Insignia. However, we are aggressively moving to address these factors in three ways:

•	Continued deployment of our wholly-owned subsidiary, Linkia, the first managed-care organization dedicated solely to serving the O&P market. Linkia partners with healthcare insurance companies by securing national and regional contracts to coordinate all of the O&P needs of those companies. In March 2004, Linkia entered into its first significant contract; and we expect to sign at least two additional significant contracts in the remainder of fiscal 2004 and through the first quarter of 2005. While it is too early to assess the overall success of this effort, we expect Linkia’s contracts to begin to impact sales in the fourth quarter of 2004 and throughout 2005 as the coverage is phased in on a geographic basis.

•	Training and deployment of a business development workforce whose goal is to develop local relationships and demonstrate quality to referral sources. The sales force was deployed in January 2004 in approximately one third of our markets. While the Company is incurring the costs of this workforce, this effort has not yet yielded a meaningful increase in same-center sales.

•	Continued deployment of new technology, such as our Insignia scanning system, so that our practitioners are able to provide the highest level of customer service and quality clinical outcomes.

We expect that our continued investment in marketing, both in terms of a local sales force, and in personnel and systems to support the effort to acquire national contracts, will enable us to reverse the current same-center sales decline and increase same-center sales and our market share and that we will see the impact of these efforts beginning in 2005. However, to date we have not generated any measurable increase in sales from this effort and there is no guarantee that this effort will ultimately be successful.

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the nine months ended September 30, 2004 decreased to 70.6 days compared to 72.8 days for the same period last year. Management has targeted our DSO to be fewer than 70 days. We believe that this target will be attained in fiscal 2005 due to the efficiencies expected as a result of our centralized billing system.

As of June 30, 2004 our new centralized patient billing system, O/P/S, was rolled out to all patient-care centers except three central billing offices, which require an enhanced multi-user version of O/P/S for which testing has not yet been completed, and the patient-care centers of three recent acquisitions. We expect to complete the rollout in the first half of 2005. This system will continue to provide us with improved functionality and reporting, and the ability to more fully standardize our field operations. We expect the information provided by the system to start having a favorable effect on operations beginning in 2005 as we develop new reporting capabilities and a database of information to draw upon from all our practices.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including adjustments to reflect the restatement discussed in Note C that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, adjustments, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our significant accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Form 10-Q and in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2003. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

Revenue recorded at our patient-care centers segment is recorded at net realizable value, taking into consideration all governmental adjustments, contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system and our older computerized billing systems currently in place, are designed to record revenue at net realizable value based on our contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation O/P/S, the Company utilized approximately 15 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. Upon completion of the rollout of O/P/S, we will develop a report to provide this information for the period after the conversion. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will be able to disclose this information will be in the first quarter of 2005. However, the information will not be comparative until the first quarter of 2006.

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

As part of our preauthorization process with payors, we validate our ability to bill the payor, if applicable, for the service we are providing before we deliver the device. Subsequent to billing for our devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If we do not collect from the patient, we record bad debt expense. Occasionally, a portion of a bill is rejected by a payor due to a coding error on our part and we are prevented from pursuing payment from the patient due to the terms of our contract with the insurance company. We appeal these types of decisions and are generally successful. This activity is factored into our methodology to determine the estimate for the allowance for doubtful accounts. We immediately record a disallowed sale for any claims that we know we will not recover and adjust our future estimates accordingly.

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances. On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

The previously issued consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 have been restated to reflect a correction of an error that led to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense. The error resulted in an understatement of selling, general and administrative expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2003, respectively. See Note C for additional information.

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Intangible Assets: Excess cost over net assets acquired (“goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. We performed an interim valuation of goodwill and other intangible assets during the quarter as a result of the decline in our stock’s fair value, and recognized an estimated charge of $45.8 million. We will complete our annual impairment evaluation during the fourth quarter but we do not expect that our estimate will materially change. See Note B for additional information.

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years.

Results of Operations

The following table sets forth for the periods indicated certain items from our Statements of Operations and their percentage of our net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.1	46.3	49.0	47.1

Gross profit	51.9	53.7	51.0	52.9
Selling, general and administrative	39.4	34.3	38.0	34.4
Depreciation and amortization	2.3	2.0	2.4	1.9
Goodwill impairment	31.3	--	10.8	--

(Loss) income from operations	(21.1)	17.4	(0.2)	16.6
Interest expense, net	6.2	7.0	6.1	7.0

(Loss) income before taxes	(27.3)	10.4	(6.3)	9.6
(Benefit) provision for income taxes	(3.4)	4.2	0.2	3.9

Net (loss) income	(23.9)	6.2	(6.5)	5.7

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Sales. Net sales for the three months ended September 30, 2004 were $146.1 million, an increase of $6.1 million, or 4.4%, versus net sales of $140.0 million for the three months ended September 30, 2003. The sales growth was the result of a $1.1 million, or 11.1%, increase in outside sales of the distribution segment and $7.2 million from acquired practices that are not part of the same-center sales calculation. Same-center sales at our patient-care centers segment declined $1.5 million, or 1.2%. The sales decline was attributable principally to a decline in the number of prosthetic units sold and pressure on reimbursement levels which decreased our gross margin. Overall, sales for the quarter were consistent with management’s expectations despite a $1.0 million shortfall in the Southeast of the country due to the effects of the hurricanes.

Gross Profit. Gross profit for the three months ended September 30, 2004 was $75.9 million, a decrease of approximately $0.7 million, or 0.9%, versus $75.2 million for the three months ended September 30, 2003. Gross profit as a percentage of net sales for the three months ended September 30, 2004 decreased to 51.9% from 53.7% for the three months ended September 30, 2003 as a result of an increase in materials and labor costs. A change in the mix of sales at our patient-care centers and declining reimbursements resulted in higher material costs of 28.0% as a percentage of net sales for the three months ended September 30, 2004 compared to 26.7% for the comparable period of the prior year. Labor costs as a percent of net sales increased by 0.6% to 20.1% compared to the prior year rate of 19.5% due to modest pay increases and the relatively fixed nature of this expense.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2004 increased by $9.5 million compared to the three months ended September 30, 2003. The increase was principally due to a $4.5 million increase in salaries and bonus, marketing and business development costs, $1.6 million in expenses related to acquired practices, and a $1.1 million increase in professional fees related to Sarbanes-Oxley Act Section 404 compliance expenses and legal costs. The balance of the increase was due to costs associated with increased patient clinics, marketing salaries, and normal inflationary rent increases. As a percentage of net sales, selling, general and administrative expenses increased to 39.4% in 2004 from 34.3% in 2003.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2004 was $3.3 million versus $2.8 million for the three months ended September 30, 2003. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Goodwill Impairment. We recognized a $45.8 million non-cash charge as of August 31, 2004 as a result of an interim valuation of goodwill and other intangible assets. The goodwill impairment charge, net of tax, had the effect of decreasing net income from $3.7 million to a loss of $34.9 million and diluted earnings per share from $0.11 to a loss of $1.68 for the three months ended September 30, 2004. The interim valuation was triggered by the decline in our stock’s fair value during August 2004. During the fourth quarter, we will finalize our estimate in accordance with the provisions of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, and update the valuation to October 1, 2004, our annual test date. We will record any changes to our estimate at that time.

(Loss) Income from Operations. As a result of the above, loss from operations for the three months ended September 30, 2004 was $30.8 million compared to income of $24.3 million for the three months ended September 30, 2003. (Loss) income from operations, as a percentage of net sales, decreased to (21.1)% in the three months ended September 30, 2004 versus 17.4% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the three months ended September 30, 2004 decreased to $9.1 million compared to $9.8 million in the three months ended September 30, 2003 despite a slightly higher outstanding debt balance due to the refinancing of our 11¼% Senior Subordinated Notes with the variable rate Term Loan during the quarter ended December 31, 2003.

Income Taxes. The income tax benefit of $4.9 million for the three months ended September 30, 2004 includes the effect of the $45.8 million goodwill impairment charge. Excluding the goodwill impairment charge, income tax expense for the three months ended September 30, 2004 was $2.4 million compared to $5.9 million for the same period the prior year. The change in the income tax provision was primarily the result of lower income from operations. Excluding the goodwill impairment charge, the effective tax rate for the three months ended September 30, 2004 was 41.0% compared to 40.3% for the three months ended September 30, 2003.

Net (Loss) Income. As a result of the above, we recorded a net loss of $34.9 million, or $1.68 per diluted share, for the three months ended September 30, 2004, compared to net income of $8.7 million, or $0.32 per diluted share, for the same period in the prior year.

Preferred Stock Dividend and Accretion. In accordance with the provisions of the Certificate of Designations, the dividend rate on the Redeemable Convertible Preferred Stock increased from 7% to 10% effective July 1, 2004.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net Sales. Net sales for the nine months ended September 30, 2004 were $422.9 million, an increase of $17.8 million, or 4.4% versus net sales of $405.1 million for the nine months ended September 30, 2003. The sales growth was the result of a $3.5 million, or 13.1%, increase in outside sales of the distribution segment and $20.4 million from acquired practices. Same-center sales at our patient-care centers segment declined $4.5 million, or 1.2%. The sales decline was attributable principally to a decline in the number of prosthetic units sold and pressure on reimbursement levels which decreased our gross margin.

Gross Profit. Gross profit for the nine months ended September 30, 2004 was $215.3 million, an increase of approximately $1.1 million, or 0.5%, versus $214.2 million for the nine months ended September 30, 2003. Gross profit as a percentage of net sales for the nine months ended September 30, 2004 decreased to 51.0% from 52.9% for the nine months ended September 30, 2003 as a result of an increase in materials and labor costs. A change in the mix of sales at our patient-care centers and declining reimbursements resulted in higher material costs of 28.3% as a percentage of net sales for the nine months ended September 30, 2004 compared to 27.0% for the comparable period of the prior year. The increase in labor costs as a percentage of net sales from 20.1% at September 30, 2003 to 20.7% at September 30, 2004 was due to a combination of the impact of modest annual salary increases effective January 1, 2004 and the decrease in same-center net sales.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $21.4 million compared to the nine months ended September 30, 2003. The increase was principally the result of $5.3 million related to acquisitions, a $2.6 million increase in health and liability insurance, and $2.2 million in Sarbanes-Oxley Act Section 404 compliance and legal expenses. The balance of the increase was due to increased marketing costs and normal inflationary increases in wages and rent. As a percentage of net sales, selling, general and administrative expenses increased to 38.0% in 2004 from 34.4% in 2003.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2004 was $10.0 million versus $7.9 million for the nine months ended September 30, 2003. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Goodwill Impairment. We recognized a $45.8 million non-cash impairment charge, as of August 31, 2004 as a result of an interim valuation of goodwill and other intangible assets. The goodwill impairment charge, net of tax, had the effect of decreasing net income from $11.3 million to a loss of $27.3 million and diluted earnings per share from $0.36 to a loss of $1.42 for the three months ended September 30, 2004. This interim valuation was triggered by the decline in the fair value of our stock during August 2004. We will finalize our interim estimate during the fourth quarter in accordance with the provisions of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, and update the valuation to October 1, 2004, our annual test date. We will record any changes to our estimates at that time.

(Loss) Income from Operations. As a result of the above, loss from operations for the nine months ended September 30, 2004 was $26.7 million compared to income of $39.0 million for the nine months ended September 30, 2003. (Loss) income from operations, as a percentage of net sales, decreased to (0.2)% in the nine months ended September 30, 2004 versus 16.6% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the nine months ended September 30, 2004 decreased to $25.7 million compared to $28.2 million in the nine months ended September 30, 2003 despite slightly higher borrowings due to the refinancing of our 11¼% Senior Subordinated Notes with the variable rate Term Loan during the quarter ended December 31, 2003.

Income Taxes. The income tax provision balance of $0.7 million for the nine months ended September 30, 2004 has been effected for the $45.8 million goodwill impairment charge. Excluding the goodwill impairment charge, income tax expense for the nine months ended September 30, 2004 was $7.9 million compared to $15.8 million for the same period the prior year. The decrease was the result of lower income from operations for the current period. Excluding the goodwill impairment charge, the effective tax rate for the nine months ended September 30, 2004 was 41.0% compared to 40.4% for the nine months ended September 30, 2003.

Net (Loss) Income. As a result of the above, we recorded net loss of $27.3 million, or $1.42 per diluted share, for the nine months ended September 30, 2004, compared to income of $23.2 million, or $0.87 per diluted share, for the nine months ended September 30, 2003.

Preferred Stock Dividend and Accretion. In accordance with the provisions of the Certificate of Designations, the dividend rate on the Redeemable Convertible Preferred Stock increased from 7% to 10% effective July 1, 2004.

Financial Condition, Liquidity, and Capital Resources

Our working capital at September 30, 2004 was $135.3 million which was lower compared to $141.3 million at December 31, 2003. Current assets decreased by $7.6 million primarily due to a reduction in cash and deferred taxes. The decrease in current assets was offset by a decrease in accounts payable and accrued interest. Our ratio of current assets to current liabilities was 3.0 to 1 at September 30, 2004 compared to 3.1 to 1 at December 31, 2003. Available cash under our Revolving Credit Facility decreased to $52.2 million from $64.0 million at December 31, 2003.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $32.6 million, compared $40.3 million for the nine months ended September 30, 2003. The current year decline was primarily due to the reduction in operating income and an $8.4 income tax refund in 2003.

Net cash used in investing activities was $35.0 million for the nine months ended September 30, 2004, versus $20.9 million for the same period in the prior year. The increase was primarily due to acquisitions and earnouts. During the nine months ended September 30, 2004, we capitalized approximately $2.5 million in costs related to development of software.

Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2004 compared to $13.9 million for the nine months ended September 30, 2003. The increase in cash used by financing activities was primarily due to net draws on the Revolving Credit Facility to fund the first quarter bonus payment, the increase in capital additions and the cash portion of acquisitions.

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

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2004:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
(In thousands)
Long-term debt (1)	2,458	4,571	4,351	34,961	3,712	358,770	408,823
Operating leases	4,272	23,050	18,294	13,930	9,766	9,840	79,152
Unconditional purchase commitments (2)	9,000	9,000	--	--	--	--	18,000
Other long-term obligations	2,095	3,731	2,991	2,484	2,660	7	13,968

Total contractual cash obligations	$17,825	$40,352	$25,636	$51,375	$16,138	$368,617	$519,943

(1)     Long-term debt payments do not include interest.

(2)     Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At September 30, 2004, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

Other

Inflation has historically not had a significant effect on our operations, as increased costs generally have been offset by increased prices of products and services sold. However, in the first three quarters of 2004, we experienced downward pressure on reimbursements, which impacted our gross margin. We primarily provide customized devices and services throughout the United States and are reimbursed, in a large part, by the patients’ third-party insurers or governmentally-funded health insurance programs. The ability of our debtors to meet their obligations is principally dependent upon the financial stability of our patients’ insurers and future legislation and regulatory actions.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of September 30, 2004, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $100.0 million revolving credit facility, with an outstanding balance of $30.5 million at September 30, 2004, as discussed in Note H to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At September 30, 2004, we had three contracts outstanding which fixed LIBOR at 5.63%, 5.68% and 5.48%, and were set to expire on December 15, 2004, December 24, 2004 and December 31, 2004, respectively.

Presented below is an analysis of our financial instruments as of September 30, 2004 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	50 BPS	100 BPS	150 BPS
Term Loan	$5,958	$6,703	$7,447	$8,192	$8,936	$9,680	$10,425
Revolving Credit Facility	1,270	1,422	1,575	1,727	1,880	2,032	2,185

	$7,228	$8,125	$9,022	$9,919	$10,816	$11,712	$12,610

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Internal Control Over Financial Reporting

In connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, determined to effect a change in the Company’s internal control over financial reporting that materially affected, or could be deemed to be reasonably likely to materially affect, the Company’s internal control over financial reporting, as discussed below.

Under auditing standards adopted by the Public Company Accounting Oversight Board, a material weakness in a company’s internal control over financial reporting is defined to be a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. In connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2004, it became apparent, with the enhanced visibility provided by the Company’s new O/P/S billing and cash collection system, that its previously reported accounts receivable balance at March 31, 2004 was overstated by $3.8 million. As more fully reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, determined that there was a material weakness in the Company’s internal control over financial reporting which lead to the overstatement of recorded accounts receivable and an equal understatement of bad debt expense, resulting in an understatement of selling, general and administrative expenses of $0.3 million for the quarter ended March 31, 2004, and $1.0 million, $1.0 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Consequently, management determined, with the concurrence of its independent registered public accounting firm, that the Company’s financial statements for the year ended December 31, 2003 and the quarter ended March 31, 2004, should be restated to correct that error. The Company effected restatements of such financial statements and filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2003, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

As stated above, the need for the restatement was discovered during preparation of the Company’s financial statements for the quarter ended June 30, 2004. By that date, the Company had substantially completed the roll-out of its new O/P/S billing and cash collection system. That system replaced more than 15 different billing and cash collection platforms previously utilized in the Company’s over 600 practices to bill and collect for products and services. The new system provides the Company better visibility over its accounts receivable and improved controls over its inter-branch cash collection activity. After a successful pilot test, the Company commenced the installation of the system in September 2003 and by the end of June 2004 had installed the system in all practices except three central billing offices, which will require an enhanced multi-user version of the system for which testing has not yet been completed and the patient-care centers of three recent acquisitions.

Information regarding the above matter was fully disclosed to the Company’s independent registered public accounting firm and the Audit Committee of the Company’s Board of Directors during the quarter ended September 30, 2004.

Sarbanes-Oxley Act Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During the first nine months of 2004, the Company commenced documentation and testing of its internal controls. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II. Other Information

ITEM 1. Legal Proceedings

For a description of certain legal proceedings, refer to the disclosure set forth under “Matters Relating to Billing Allegations” set forth in Note I (“Commitments and Contingent Liabilities”) in Part I, Item 1 (“Consolidated Financial Statements”).

The Company is also party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Company’s financial statements.

ITEM 6: Exhibits

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

HANGER ORTHOPEDIC GROUP, INC.
Dated: November 8, 2004	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: November 8, 2004	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: November 8, 2004	/s/ Glenn M. Lohrmann
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