Form 10-K
period 2004-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2005-03-16
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _________________.

Commission File Number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter.)

Delaware	84-0904275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Two Bethesda Metro Center (Suite 1200), Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant's phone number, including area code:    (301) 986-0701

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
        Yes    X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes    X    No      .

        State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $250,543,081

        As of March 14, 2005, the registrant had 21,480,227 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Hanger Orthopedic Group, Inc.

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

        At December 31, 2004, we operated 619 O&P patient-care centers (“patient-care centers”) in 44 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). Patients are referred to our local patient-care centers directly by physicians as a result of our reputation with them or through our agreements with managed care providers. Practitioners, technicians and office administrators staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

        We have increased our net sales during the past two years principally through acquisitions, increased distribution revenues and by opening new patient-care centers. We strive to improve our local market position to enhance operating efficiencies and generate economies of scale. We generally acquire small and medium-sized O&P patient-care businesses and open new patient-care centers to achieve greater density in our existing markets.

Industry Overview

        We estimate the O&P patient-care market in the United States represented approximately $2.0 billion in revenues in 2004, of which we accounted for approximately 23.0%. The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having annual revenues of less than $1.0 million and a single facility. According to the most recent American Orthotic and Prosthetic Association study, which was conducted in 1999, there are an estimated 3,300 certified prosthestists and/or orthotists and approximately 2,800 O&P patient-care centers in the United States. We do not believe that any of our competitors account for a market share of more than 2.0% of the country’s total estimated O&P patient-care services revenue.

        The care of O&P patients is part of a continuum of rehabilitation services including diagnosis, treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician’s diagnosis. A patient’s course of treatment is generally determined by an orthopedic surgeon, vascular surgeon or physiatrist, who writes a prescription and refers the patient to an O&P patient care services provider for treatment. A practitioner then, using the prescription, consults with both the referring physician and the patient to formulate the design of an orthotic or prosthetic device to meet the patient’s needs.

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

Competitive Strengths

        The combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 23.0% share of total industry revenues and operations in 44 states and the District of Columbia, in a fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology;

-	train practitioners to utilize leading O&P device technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Full O&P product offering, with a balanced mix between orthotics services and products, which represented 42.3% of our patient care net sales, and prosthetics services and products, which represented 42.8% of our patient care net sales during the year ended December 31, 2004. (Other services and products represented 14.9% of our patient care net sales);

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 79 O&P businesses since 1992, with purchase prices ranging from less than $100,000 to $50 million and representing over 293 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

Business Strategy

        Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	improving the utilization and efficiency of administrative and corporate support services; and

-	enhancing margins through continued consolidation of vendors and product offering;

•	Increase our market share and net sales by:

-	development of Linkia, the first managed care product dedicated solely to O&P. Through this product the Company will provide health insurers with management of all their O&P services, including network management, billing, and provider relations at reduced cost.

-	contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and

-	expansion of the breadth of products being offered out of our patient-care centers;

•	Develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare.

•	Continue to develop, patent and market devices based upon new cutting edge technology. The Company anticipates bringing new technology to the market through its Innovative Neurotronics product line.

•	Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	training and continuing education;

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Business Description

Patient Care Services

        As of December 31, 2004, we provided O&P patient care services through 619 patient-care centers and over 1,000 practitioners in 44 states and the District of Columbia. Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely supervise each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        An attending physician determines a patient’s treatment, writes a prescription and refers the patient to one of our patient-care centers. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the formulation of the prescription for, and design of, an orthotic or prosthetic device to meet the patient’s need.

        The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements of the patient to ensure an anatomically correct fit. Prosthetic devices are custom fabricated by technicians and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the rest are prefabricated but custom fit.

        Custom devices are fabricated by our skilled technicians using the plaster castings, measurements and designs made by our practitioners. During 2004, the Company completed the development and continued the rollout of the Insignia system, which replaces plaster casting of a patient’s residual limb with the generation of a computer scanned image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. Training programs and scheduled follow-up and maintenance visits are used to provide post-fitting treatment, including adjustments or replacements as the patient’s physical condition and lifestyle change.

        To provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient-care centers. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly enhance the rehabilitation process. The quality of our products and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients, and referring physicians.

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

Patient-Care Center Administration

        We provide all senior management, accounting, accounts payable, payroll, sales and marketing, management information systems, real estate, acquisitions and human resources services for our patient-care centers on either a centralized or out-sourced basis. As a result, we are able to provide these services more efficiently and cost-effectively than if these services had to be generated at each patient-care center. Moreover, the centralization or out-sourcing of these services permits our practitioners to allocate a greater portion of their time to patient care activities by reducing their administrative responsibilities.

        We also develop and implement programs designed to enhance the efficiency of our patient-care centers. These programs include: (i) sales and marketing initiatives to attract new patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the establishment of shared fabrication and centralized purchasing activities, which provide access to component parts and products within two business days at prices that are typically lower than traditional procurement methods; (v) the accumulation of vendor pricing data and Company-wide distribution of a vendor pricing analysis; and (vi) access to expensive, state-of-the-art equipment that is financially more difficult for smaller, independent businesses to obtain.

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), which is one of the nation’s leading O&P distributors. For the year ended December 31, 2004, 36.6% or approximately $40.0 million of SPS’ distribution sales were to third-party O&P services providers, and the balance of approximately $69.4 million represented intercompany sales to our patient-care centers. SPS inventories approximately 15,000 items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Georgia, and Texas, which allows us to deliver products via ground shipment to anywhere in the United States within two business days.

Our distribution business enables us to:

•	lower our material costs by negotiating purchasing discounts from manufacturers;

•	reduce our patient-care center inventory levels and improve inventory turns through centralized purchasing control;

•	quickly access prefabricated and finished O&P products;

•	perform inventory quality control;

•	encourage our patient-care centers to use clinically appropriate products that enhance our profit margins; and

•	coordinate new product development with key vendor “partners”.

        This is accomplished at competitive prices as a result of our direct purchases from manufacturers.

        Marketing of our distribution services is conducted on a national basis through a dedicated sales force, catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists. We own certain patents and trademarks relating to our O&P products and services. Among them are the Insignia laser scanning system and the Comfort-FlexTM Socket, which is a patented design that presently is only available at our patient-care centers. A socket is the connecting point between a prosthetic device and the body of the patient. The Comfort-FlexTM Socket is a highly contoured flexible socket which has revolutionized both above-knee and below-knee prosthetic devices. It features anatomically designed channels to accommodate various muscle, bone, tendon, vascular and nerve areas. This unique approach to socket design is generally accepted as superior to previous socket systems. We also hold exclusive rights to the Charleston Bending BraceTM, a custom-designed and fitted brace used to correct spinal curvatures in young children.

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

        These satellite patient-care centers also tend to receive new patient referrals from nearby hospitals and physicians. While a partial patient volume shift occurs from the practitioner’s main patient-care center to the satellite patient-care center because the practitioner is now seeing some of the same patients out of a new satellite patient-care center, the additional patient volume in the satellite patient-care center increases the practitioner’s overall patient encounters. If demand for O&P services at a satellite patient-care center increases beyond the ability of the practitioner to service it one or two days a week, we will staff the satellite office on a full-time basis.

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

        We estimate that Medicare, Medicaid and the U.S. Veterans Administration, in the aggregate, accounted for approximately 44.3%, 44.8% and 43.9% of our net sales in 2004, 2003 and 2002, respectively. These payors have set maximum reimbursement levels for O&P services and products. In November 2003, Congress enacted legislation that freezes Medicare reimbursement levels for all O&P services at current levels for all of calendar 2004, 2005, and 2006. The result of this legislation has been a downward pressure on our gross profit. We have initiated certain purchasing and efficiency programs in an effort to minimize the effects of the legislation. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Suppliers

        We purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from in excess of 2,500 suppliers across the country. These devices, components and materials are used in the products we offer in our patient-care centers throughout the country. Currently, only four of our third-party suppliers account for more than 5% of our total patient care purchases. In addition, two of our purchased products accounted for a significant portion of total purchases from two of our existing suppliers.

Managed Care

        During the second half of 2004, we created Linkia, the first managed care service dedicated solely to O&P. The Linkia service focuses on partnering with healthcare insurance companies and providing management of their O&P services and needs principally through the establishment of a customized network of O&P patient-care providers selected from our 619 patient-care centers as well as independent O&P providers nationwide. We believe the Linkia service offers health insurance companies a means to reduce administrative expenses through electronic billing, prior authorization, providing outcome studies, customer services and professional relations between its clients and the O&P providers. We target our Linkia sales efforts at the country’s largest insurance companies. We have signed three contracts and are in various stages of discussion with several other insurers. Sales from Linkia services did not have a material impact on net sales in 2004 and there can be no assurances that these services will result in increased net sales in future periods.

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

        We have developed a centralized marketing department whose goal is to remove the majority of the sales and marketing responsibilities from the individual practitioner, enabling the practitioner to focus his or her efforts on patient care. Our marketing department targets the following:

•	Marketing and Public Relations. We continue to increase the visibility of the “Hanger” name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•	Business Development. We have dedicated personnel in each of our regions of operation who are responsible for arranging seminars, clinics and forums to increase the individual communities’ awareness of the “Hanger” name. These personnel are responsible for training the practitioners in the individual patient-care centers in that community on certain limited marketing techniques.

•	Insurance Contracts. Through the Linkia service, management is involved in seeking partnerships with national and regional health care insurance companies and managing those relations.

•	Product Initiatives. We are constantly seeking new technology to enable us to provide the highest quality patient-oriented care. During 2004, we rolled out the Insignia laser scanning system, which enabled our practitioners to create and modify a computer-based scan of patients’ limbs to create more comprehensive patient records and a better prosthetic fit. Recently, we acquired intellectual property rights to develop a new device in our Innovative Neurotronics product-line that we believe will benefit stroke patients.

Acquisitions

        In 2004, we acquired six additional O&P companies operating a total of 37 patient-care centers located in Ohio, California, Kansas, Texas, Kentucky, Indiana and Colorado. The aggregate purchase price paid by us for the 2004 acquisitions, excluding potential earn-out provisions, was $23.0 million. In 2003, we acquired five O&P companies operating a total of 19 patient-care centers located in California, Virginia, Washington and Texas. The aggregate purchase price paid by us for the 2003 acquisitions, excluding potential earn-out provisions, was $14.9 million.

Competition

        The O&P services industry is highly fragmented, consisting mainly of local O&P patient-care centers. The business of providing O&P patient-care services is highly competitive in the markets in which we operate. We compete with independent O&P businesses for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We compete with other patient-care service providers on the basis of quality and timeliness of patient care, location of patient-care centers and pricing for services.

        We also compete for the retention and recruitment of qualified practitioners. In certain markets, the demand for practitioners exceeds the supply of qualified personnel. If the availability of these practitioners begins to decline in our markets it may be more difficult for us to staff our patient-care centers or to expand our operations.

Special Note On Forward-Looking Statements

        Some of the statements contained in this report discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

•	the demand for our orthotic and prosthetic services and products;

•	our ability to integrate effectively the operations of businesses that we have acquired and plan to acquire in the future;

•	our ability to enter into national contracts;

•	our ability to maintain the benefits of our performance improvement plans;

•	our ability to attract and retain qualified orthotic and prosthetic practitioners;

•	changes in federal Medicare reimbursement levels and other governmental policies affecting orthotic and prosthetic operations;

•	our indebtedness, the impact of changes in prevailing interest rates and the availability of favorable terms of equity and debt financing to fund the anticipated growth of our business;

•	changes in, or failure to comply with, federal, state and/or local governmental regulations; and

•	liabilities relating to orthotic and prosthetic services and products and other claims asserted against us.

        For a discussion of important risk factors affecting our business, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We do not have any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

We incurred net losses for the years ended December 31, 2004 and 2001 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recordation of $45.8 million in non-cash charges related to goodwill impairment. For the years ended December 31, 2003 and 2002, however, we generated net income of $15.6 million and $23.0 million, respectively. Following the NovaCare O&P acquisition, we incurred a net loss of $9.7 million for the year ended December 31, 2001. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 44.3%, 44.8% and 43.9% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. See previous discussion under “Sources of Payment” and later discussion under “Government Regulation.” In November 2003 Congress legislated a three-year freeze on Medicare reimbursement levels beginning January 1, 2004 on all O&P services. The effect of this legislation has been a downward pressure on our gross profit, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects.

If we cannot collect our accounts receivable and effectively manage our inventory, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

As of December 31, 2004 and 2003, our accounts receivable over 120 days represented approximately 23.8% and 18.2% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2004 and 2003, we recorded a $1.6 million increase and a $1.0 million decrease in inventory, respectively. Because our gross profit percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

If we are unable to maintain good relations with our suppliers, our existing purchasing discounts may be jeopardized, which could adversely affect our gross margins.

We currently enjoy significant purchasing discounts with most of our suppliers, and our ability to sustain our gross margins has been, and will continue to be, dependent, in part, on our ability to continue to obtain favorable discount terms from our suppliers. These terms may be subject to changes in suppliers’ strategies from time to time, which could adversely affect our gross margins over time. The profitability of our business depends, in part, upon our ability to maintain good relations with these suppliers.

We depend on the continued employment of our orthotists and prosthetists who work at our patient-care centers and their relationships with referral sources and patients. Our ability to provide O&P services at our patient-care centers would be impaired and our net sales reduced if we were unable to maintain these employment and referral relationships.

Our net sales would be reduced if a significant number of our practitioners leave us. In addition, any failure of these practitioners to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facilities or any damage to the reputation of a significant number of our practitioners could damage our reputation, subject us to liability and significantly reduce our net sales. A substantial amount of our business is derived from patient referrals from orthopedic surgeons and other healthcare providers. If the quality of our services and products declines in the opinion of these sources, the number of their patient referrals may decrease, which would adversely affect our net sales.

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

We contract with various federal and state governmental agencies to provide O&P services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•	refunding of amounts we have been paid pursuant to our government contracts;
•	imposition of fines, penalties and other sanctions on us;

•	loss of our right to participate in various federal programs;
•	damage to our reputation in various markets; or
•	material and/or adverse effects on the business, financial condition and results of operations.

If the results of the current investigations over the billing allegations at the West Hempstead patient-care center and the associated class action lawsuits are not resolved in our favor or if such allegations are expanded to other patient-care centers and are not resolved in our favor, our operations may be negatively impacted and we may be subject to significant fines.

Although we believe that the class action suit against management that surfaced as a result of the billing allegations at the West Hempstead patient-care center are without merit, if the courts decide in favor of the plaintiffs, we may be subject to monetary and/or compensatory damages. In addition, if the results of the investigation at the West Hempstead patient-care center and any other patient-care centers uncover billing discrepancies, we may be responsible for noncompliance fines and the extension of such investigation to other patient-care centers.

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

Government Regulation

We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. In November 2003 Congress legislated a three-year freeze on reimbursement levels for all O&P services starting January 1, 2004. The effect of this legislation has been a downward pressure on our gross profit, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects.

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

        False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information. Each of our patient-care centers is responsible for the preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we could face liability for presenting or causing to be presented such claims.

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

        Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as “protected health information”) by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions (“Covered Entities”). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements (“the transactions/code sets standards”). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and we must comply with the security standards by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. The new requirements have had significant effect on the manner in which we handle health data and communicate with payors. Our new billing system, O/P/S was designed to meet these requirements.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2004, we had an average of 3,227 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Technicians	Administrative	Distribution	Corporate and Shared Services
Hanger Prosthetics & Orthotics, Inc.	1,042	651	1,199	--	--
Southern Prosthetic Supply, Inc.	--	--	--	105	--
Hanger Orthopedic Group, Inc.	--	--	--	--	230

        We have established an affiliation with the University of Connecticut pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only six schools of this kind in the United States. The program director is a Hanger employee, and our practitioners teach most of the courses. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in the other area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

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

Insurance

We currently maintain insurance coverage for malpractice liability, product liability, workers’ compensation, executive protection and property damage. Our general liability insurance coverage is $1.0 million per incident, with a $25.0 million umbrella insurance policy. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

Our Website

Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Section 16 filings (i.e. Forms 3, 4 and 5) as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission at http://www.sec.gov. Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee of our board of directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial and accounting officers; as well as our Corporate Governance Guidelines, as required by the Sarbanes-Oxley Act of 2002 and the rules of the New York Stock Exchange. Information contained on our website is not part of this report.

ITEM 2. PROPERTIES.

        As of December 31, 2004, we operated 619 patient-care centers and facilities in 44 states and the District of Columbia. Of these, 20 buildings that house a patient-care center are owned by us. We also own real estate in New York, Delaware and Texas that currently are not in use. The remaining centers are occupied under leases expiring between the years of 2005 and 2014. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

The following table sets forth the number of our patient-care centers located in each state:

State	Patient-Care Centers	State	Patient-Care Centers	State	Patient-Care Centers
Alabama	10	Louisiana	11	North Carolina	14
Arizona	24	Maine	5	North Dakota	1
Arkansas	6	Maryland	8	Ohio	36
California	73	Massachusetts	9	Oklahoma	11
Colorado	12	Michigan	6	Oregon	15
Connecticut	11	Minnesota	8	Pennsylvania	31
Delaware	1	Mississippi	11	South Carolina	11
District of Columbia	1	Missouri	20	South Dakota	2
Florida	37	Montana	7	Tennessee	15
Georgia	26	Nebraska	9	Texas	26
Illinois	28	Nevada	5	Virginia	7
Indiana	14	New Hampshire	2	West Virginia	9
Iowa	7	New Jersey	11	Washington	12
Kansas	11	New Mexico	5	Wisconsin	11
Kentucky	10	New York	28	Wyoming	2

We also own one distribution facility in Texas, and lease two distribution facilities in California and Georgia. We lease our corporate headquarters in Bethesda, Maryland. Substantially all of our properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of the Company’s common stock from November 8, 1999 through and including January 6, 2000. The complaint alleged that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and through these material misrepresentations, artificially inflated the price of the Company’s common stock. The Class Action Lawsuit was initially dismissed by the District Court for failure to comply with statutory requirements but an appeal was subsequently filed by the plaintiff. On January 5, 2004, the United States Court of Appeals for the Fourth Circuit affirmed its dismissal of the class action lawsuit.

On June 15, 2004, the Company announced that an employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation has been expanded to cover certain of the Company’s other patient-care centers and will include consideration of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the years ended December 31, 2004 and 2003 and were $1.2 million and $1.0 million, respectively, or less than 0.5% of the Company’s net sales for those periods.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. The Company has not yet filed its response to the Amended Complaint.

The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding our current executive officers and certain of our subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	60	Chairman of the Board, Chief Executive Officer and Director
Thomas F. Kirk	59	President, Chief Operating Officer and Director
Richmond L. Taylor	56	Executive Vice President, President and Chief Operating Officer
		of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc.
George E. McHenry	52	Executive Vice President and Chief Financial Officer
Ron N. May	58	President and Chief Operating Officer of
		Southern Prosthetic Supply, Inc.
Thomas C. Hofmeister	38	Vice President and Chief Accounting Officer
Jason P. Owen	31	Vice President, Treasurer and Corporate Secretary
Edward L. Mitzel	45	Vice President and Chief Information Officer
Michael F. Murphy	44	Vice President, Marketing and Business Development
Brian A. Wheeler	44	Vice President, Human Resources

        Ivan R. Sabel, CPO has been our Chairman of the Board of Directors and Chief Executive Officer since August 1995 and was our President from November 1987 to January 2002. Mr. Sabel also served as the Chief Operating Officer from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President, Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by us in 1986. Mr. Sabel is a Certified Prosthetist and Orthotist (“CPO”), a former clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Government Relations Committee of the American Orthotic and Prosthetic Association (“AOPA”), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee, a current member of the U.S. Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves on the Board of Directors of Beverly Enterprises, Inc., a company engaged in the ownership and operation of nursing homes, and a member of the Medical Advisory Board of DJ Orthopedics, Inc., a manufacturer of knee braces. Mr. Sabel has been a director since 1986. Mr. Sabel holds a B.S. in Prosthetics and Orthotics from New York University.

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

        Thomas C. Hofmeister joined us in October of 2004 as our Vice President of Finance and Chief Accounting Officer and was previously employed as the Chief Financial Officer of Woodhaven Health Services from October 2002 through October 2004. Prior to that, Mr. Hofmeister served as Senior Vice President and Chief Accounting Officer of Magellan Health Services, Inc. from 1999 to 2002; Controller of London Fog Industries, Inc. from 1998 to 1999 and Vice President and Controller of Pharmerica, Inc. from 1995 to 1998. Mr. Hofmeister was also employed as a senior manager at KPMG Peat Marwick from 1988 to 1995. Mr. Hofmeister holds a B.S. degree in accounting from Mount Saint Mary’s College.

        Jason P. Owen has been our Vice President and Treasurer since August 2001 and Corporate Secretary since December 2004. Previously, Mr. Owen served as our Vice President of Strategic Planning from 2000 to 2001. Mr. Owen also served as our Director of Business Development from 1998 to 1999, during which time he was jointly responsible for our small to medium-sized acquisitions. Prior to joining us, Mr. Owen spent five years in the banking industry with GE Capital and SunTrust Bank, during which time he held positions responsible for portfolio management, origination, capital markets and treasury management services. Mr. Owen holds an M.B.A. degree in finance from Georgia State University. He also holds a Bachelor of Business Administration degree in finance from Georgia Southern University.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol “HGR.” The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2004	High	Low
First Quarter	$19.06	$15.67
Second Quarter	18.56	9.34
Third Quarter	11.52	4.31
Fourth Quarter	8.20	5.25
Year Ended December 31, 2003	High	Low
First Quarter	$14.19	$10.08
Second Quarter	12.10	9.05
Third Quarter	16.05	11.13
Fourth Quarter	17.05	14.95

Holders

        At March 14, 2005, there were approximately 386 holders of record of our common stock.

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

Equity Compensation Plans

        The following table sets forth information as of December 31, 2004 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
approved by security holders	3,029,503	$10.15	925,648
not approved by security holders	441,000	6.21	N/A

Total	3,470,503		925,648

Sales of Unregistered and Registered Securities

        During the years ended December 31, 2004, 2003 and 2002, we issued no securities without registration under the Securities Act of 1933 (“Securities Act”), except as set forth below.

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

Issuer Purchases of Equity Securities

        We did not repurchase any of our outstanding equity securities during 2004.

PART II

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto that are included in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2004	2003	2002	2001	2000
(In thousands, except per share data)
Net sales	$568,721	$547,903	$525,534	$508,053	$486,031
Cost of goods sold (exclusive of depreciation and amortization)	275,961	258,383	$247,068	245,269	255,861

Gross profit	292,760	289,520	278,466	262,784	230,170
Selling, general and administrative	218,689	195,516	185,087	180,056	172,899
Depreciation and amortization	13,531	10,690	9,892	11,613	10,303
Amortization of excess cost over net assets acquired (1)	--	--	--	13,073	13,025
Other charges (2)	45,808	(213)	1,860	24,438	2,364

Income from operations	14,732	83,527	81,627	33,604	31,579
Interest expense, net	34,558	36,278	38,314	43,065	47,072
Extinguishment of debt (3)	--	20,082	4,686	--	--

(Loss) income before taxes	(19,826)	27,167	38,627	(9,461)	(15,493)
Provision (benefit) for income taxes	3,568	11,521	15,635	267	(1,497)

Net (loss) income	(23,394)	15,646	22,992	(9,728)	(13,996)
Preferred stock dividend and accretion	4,587	5,342	5,202	4,858	4,538
Premium paid and loss on redemption of preferred stock (4)	--	2,120	--	--	--

Net (loss) income applicable to common stock	$(27,981)	$8,184	$17,790	$(14,586)	$(18,534)

Basic Per Common Share Data
Net (loss) income	$(1.30)	$0.39	$0.91	$(0.77)	$(0.98)

Shares used to compute basic per common share amounts	21,474	20,813	19,535	18,920	18,910

Diluted Per Common Share Data (5)
Net (loss) income	$(1.30)	$0.37	$0.83	$(0.77)	$(0.98)

Shares used to compute diluted per common share amounts	21,474	22,234	21,457	18,920	18,910

(1) We discontinued amortization related to goodwill and other indefinite-lived intangible assets commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(2) The 2004 results includes goodwill impairment recognized as a result of an interim impairment analysis triggered by a decrease in the fair value of the Company's stock during the third quarter of 2004. The 2003 results reflect the write-off of $0.2 million of restructuring accruals on lease payments that were renegotiated. The 2002 results include payments made to a prior workman’s compensation carrier related to claims for the 1995 through 1998 policy years and a non-cash charge related to the write-off of abandoned leaseholds of $1.3 million and $0.6 million, respectively. The 2001 results include impairment, restructuring, and improvement costs of $24.4 million, comprised of: (i) a non-cash charge of approximately $4.8 million related to stock compensation to JA&A for services rendered; (ii) restructuring charges of $3.7 million principally related to severance and lease termination expenses; (iii) an asset impairment loss of approximately $8.1 million incurred in connection with the 2001 sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, inc. (“SOGI”); and (iv) approximately $7.8 million of other charges primarily comprised of fees paid to JA&A in connection with development of our performance improvement plan. The 2000 results include integration and restructuring costs of $2.4 million incurred in connection with the purchase of NovaCare O&P.

(3) The 2003 charge of $20.1 million relates to the tender offer for the purchase of the Senior Subordinated Notes. The 2002 charge of $4.7 million relates to the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of 10 3/8% Senior Notes with a principal amount of $200.0 million due 2009 and the establishment of a $75.0 million senior secured revolving line of credit.

(4) The 2003 amount corresponds to the repurchase of 22,119 shares of Redeemable Convertible Preferred Stock.

(5) For 2004, 2001 and 2000, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2004, 2001 and 2000.

Balance Sheet Data:

	Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000
Cash and cash equivalents	$8,351	$15,363	$6,566	$10,043	$20,669
Working capital	126,273	141,273	125,245	108,371	133,690
Total assets	703,306	738,348	710,803	699,062	761,818
Total debt	393,111	409,436	383,282	397,827	460,433
Redeemable convertible
preferred stock	56,050	51,463	75,941	70,739	65,881
Shareholders' equity	152,016	178,075	166,244	144,829	154,380

Other Financial Data:

	Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000
Capital expenditures	19,454	$17,932	$9,112	$6,697	$9,845
Gross margin	51.5%	52.8%	53.0%	51.7%	47.4%
Net cash provided by (used in):
Operating activities	49,094	$59,892	$47,534	$51,166	$3,607
Investing activities	(35,949)	(27,477)	(18,012)	1,105	4,624
Financing activities	(20,157)	(23,618)	(32,999)	(62,897)	6,703

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

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient care services segment, which generated approximately 93.0% of our net sales in 2004, and the distribution of O&P components segment, which accounted for 7.0% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Ohio, Pennsylvania, Illinois, New York, Texas and Georgia.

Patient Care

We generate sales primarily from patient-care services related to the fabrication, fitting and maintenance of O&P devices. The increase or decrease in our same-center sales growth represents the aggregate change in our patient-care centers’ sales in the current fiscal year compared to the preceding fiscal year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. During 2004 and 2003, same-center sales decreased by 1.7% and increased by 1.6%, respectively, compared to the preceding year. We acquired 37 additional patient-care centers during 2004. We operated 619 and 585 patient-care centers at December 31, 2004 and 2003, respectively, and three distribution facilities at both December 31, 2004 and 2003.

Our revenues and results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first calendar quarter of each year, together with a greater degree of patients’ sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have generally contributed to lower net sales in the first quarter.

In our patient care segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted in the fourth quarter after the annual physical inventory is taken on October 1, 2004 and compiled and a new accrual rate is established.

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $109.4 million in 2004 with $69.4 million, or 63.4%, of total net sales made to our patient-care centers, and $40.0 million, or 36.6%, made to non-Hanger practitioners.

SPS has three distribution centers strategically located in the United States. SPS is able to deliver virtually any order within 48 hours of receipt. The ability to quickly deliver orders allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Net income did not meet management’s expectations in 2004 due principally to a lack of sales growth in our patient-care centers and the recognition of a $45.8 million in goodwill impairment charge. However, for the fourth consecutive year, we generated in excess of $45.0 million in cash flows from operations.

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2004 decreased to 69 days from 74 days for the prior year. The decrease in DSO is due to an increased effort at the patient-care centers to target collections as well as the implementation of electronic billing. We believe that improvement in this area will continue due to the efficiencies resulting from our new billing system.

We expect our continued investment in marketing, both in local sales force and in personnel and systems to support national contracts, will enable us to increase our market share in 2005.

During 2004, we initiated deployment of Linkia, the first managed-care service dedicated solely to serving the O&P market. Linkia partners with healthcare insurance companies by securing national and regional contracts to coordinate all of the O&P needs of those companies. In March of 2004, the Company entered into its first Linkia contract, and we expect to sign additional contracts in 2005. We will continue deployment of Linkia through 2005 and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to begin impacting sales during the second half of 2005 as the new contracts are phased in on a geographic basis.

Critical Accounting Policies and Estimates

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

Revenue at our patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system and our older computerized billing systems currently in place, are designed to record revenue at net realizable value based on our contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation O/P/S, a centralized billing system, the Company utilized approximately 15 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. Upon completion of the rollout of O/P/S, we will develop a report to provide this information for the period after the conversion. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will be able to disclose this information will be in the first quarter of 2005. However, the information will not be comparative until the first quarter of 2006.

Disallowed sales generally relate to billings to payors with whom we do not have a formal contract. In these situations we record the sale at usual and customary ratesand simultaneously record a disallowed sale to reduce the sale to net value, based on our historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

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

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Goodwill and Other Intangible Assets: Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. During the third quarter of 2004, the decline in the fair value of our stock triggered an interim valuation of goodwill and other intangible assets. Based on the results of the interim valuation, we recognized an impairment charge of $45.8 million to goodwill and other intangible assets. Our interim valuation included the calculation of the estimated business enterprise value using present value factors and estimated annual revenue, cash flows and debt-free net earnings growth rates and comparing the calculated business enterprise value with the Company’s current asset book value. We completed our annual impairment test as of October 1, 2004, which did not result in additional impairment charges.

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not reasonably assured, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under our stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As it pertains to restricted shares of common stock issued to our directors and certain employees, we recognize the fair value of those shares at the date of grant as unearned compensation and amortize such amount to compensation expense ratably over the vesting period of each grant.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132R”). SFAS 132R revised employers’ disclosures regarding pension plans and other postretirement benefit plans, but it did not change the measurement or recognition of such plans. We adopted the provisions of SFAS 132R as of January 2004. The adoption of SFAS 132R did not have a material effect on our financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151, which is effective for fiscal years beginning after June 15, 2005, requires abnormal balances of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges regardless of whether such costs meet the criterion of “so abnormal” as defined in ARB 43. In addition, SFAS 151 requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. We expect to adopt SFAS 151 on January 1, 2006 and anticipate this will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“FAS 123R”), which revises FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), supersedes the Accounting Principles Board’s Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Although the methodology of accounting for share-based payments in FAS 123R is similar to that under FAS 123, FAS 123R requires that all share-based payments to employees, including stock option grants, be recognized at fair value in the statement of operations. We expect to adopt FAS 123R on July 1, 2005 using the modified prospective method allowed for in FAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and not vested as of the adoption of FAS 123R is calculated in accordance with FAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of FAS 123R is recognized according to the provision of FAS 123R. We are currently evaluating the impact adopting FAS 123R will have on our financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	48.5	47.2	47.0

Gross profit	51.5	52.8	53.0
Selling, general and administrative	38.4	35.6	35.2
Depreciation and amortization	2.4	2.0	1.9
Other charges	8.1	--	0.4

Income from operations	2.6	15.2	15.5
Interest expense, net	6.1	6.6	7.2
Extinguishment of debt	--	3.7	0.9

(Loss) income before taxes	(3.5)	4.9	7.4
Provision for income taxes	0.6	2.0	3.0

Net (loss) income	(4.1)	2.9	4.4

Year ended December 31, 2004 compared with the year ended December 31, 2003

Net Sales. Net sales for the year ended December 31, 2004 were $568.7 million, an increase of $20.8 million, or 3.8%, versus net sales of $547.9 million for the year ended December 31, 2003. The net sales growth was primarily the result of $24.6 million in net sales from newly acquired practices and a $4.7 million, or 13.2%, increase in outside sales of the distribution segment, offset by a 1.7% decrease in same-center sales at the patient-care segment. The decrease in same-center sales was principally the result of a combination of the freeze on Medicare reimbursement, reductions in Medicaid coverage and reduced reimbursement from private payors. The increase in outside sales by our distribution segment was principally the result of the introduction of new products to existing external customers.

Gross Profit. Gross profit for the year ended December 31, 2004 was $292.8 million, an increase of $3.3 million, or 1.1%, compared to gross profit of $289.5 million for the year ended December 31, 2003. Gross profit as a percentage of net sales decreased to 51.5% in 2004 from 52.8% in 2003. The percentage decrease was the result of the decrease in gross profit as a percentage of net sales for the patient-care segment to 51.5% in 2004 versus 53.0% in 2003. The decrease in the gross profit percentage was due to the Medicare reimbursement freeze and overall pressure on reimbursement, as discussed above, coupled with a 10.2% increase in cost of labor expenses. Gross profit for the distribution segment remained constant at 18.5% for both 2004 and 2003.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2004 totaled $218.7 million, or 38.4% of net sales, which was $23.2 million, or 11.9%, higher than the prior year amount of $195.5 million, or 35.6% of net sales. The increase in selling, general and administrative expenses was primarily due to (i) $5.6 million in selling, general and administrative expenses attributable to current year acquisitions; (ii) $4.4 million in labor and benefit costs including the expansion of the marketing and internal audit functions and increased healthcare costs; (iii) $2.9 million in professional fees and outsourced labor due to compliance costs related to internal controls requirements imposed by Section 404 of the Sarbanes-Oxley Act; (iv) $2.8 million related to our investment in the development of Linkia and Innovative Neurotronics; (v) $2.5 million from annual increases in rent and occupancy costs; (vi) $1.9 million in selling and advertising costs; (vii) $1.3 million in cost of liability insurance; (viii) $1.0 million related to the West Hempstead investigation; and (ix) $2.7 million in other operating expenses, offset by a $1.9 million decrease in bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2004 amounted to $13.5 million, a 26.2% increase in such costs versus $10.7 million for the year ended December 31, 2003. The increase in depreciation and amortization is a result of $6.5 million of computer hardware and $4.4 million of software costs being placed in service during the year. These hardware and software costs resulted from several IT initiatives including the rollout of O/P/S-compatible hardware and Insignia hardware and software.

Other Charges. Other charges for the year ended December 31, 2004, amounted to an expense of $45.8 million compared to income of $0.2 million in 2003. The 2004 expense represents the goodwill impairment charge that was triggered by the decline in fair value of the Company’s stock during the third quarter. The 2003 amount corresponded to a reduction of restructuring accrual, as discussed below in “Other Charges”.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2004 was $14.7 million, a decrease of $68.8 million, or 82.4%, from the year ended December 31, 2003. Income from operations as a percentage of net sales decreased by 12.6 percentage points to 2.6% for the year ended December 31, 2004 from 15.2% for the year ended December 31, 2003.

Interest Expense, Net. Net interest expense for the year ended December 31, 2004 was $34.6 million, a decrease of $1.7 million from the $36.3 million incurred in 2003. The decrease in interest expense was primarily attributable to the refinancing of the 11 ¼% Senior Subordinated Notes with the variable rate Term Loan during the fourth quarter of 2003.

Income Taxes. The provision for income taxes for the year ended December 31, 2004 was $3.6 million compared to $11.5 million for the year ended December 31, 2003. The decrease in the income tax provision was primarily due to decreased taxable earnings in 2004.

Net Income. As a result of the above, we recorded a net loss of $23.4 million for the year ended December 31, 2004, compared to net income of $15.6 million in the prior year.

Year ended December 31, 2003 compared with the year ended December 31, 2002

Note: Certain 2002 costs have been reclassified between Cost of Goods Sold and Selling, General and Administrative costs to conform to the 2003 presentation.

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

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2003 amounted to $10.7 million, an 8.1% increase in such costs versus $9.9 million for the year ended December 31, 2002. Depreciation and amortization increased as a result of the recognition of depreciation for costs related to our new centralized billing system during 2003.

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

Other Charges

Restructuring and Integration Costs

In connection with the acquisition of NovaCare O&P on July 1, 1999, we implemented a restructuring plan that contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. As of December 31, 2000, the planned reduction in work force had been completed and we closed all patient-care centers that were identified for closure in 1999. During the year ended December 31, 2001, management reversed $0.8 million of the lease termination restructuring reserve as a result of favorable lease buyouts and subleasing activity. The remaining lease payments on these closed patient-care centers were paid through 2003. See Note K to the Consolidated Financial Statements for restructuring and integration costs rollforward table.

In January 2001, we developed, with the assistance of AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; “JA&A”), a comprehensive performance improvement program aimed at improving cash collections, reducing working capital requirements and improving operating performance. In connection with these initiatives, we recorded $4.5 million in restructuring and asset impairment costs. These initiatives called for the closure of certain patient-care centers and the termination of 135 employees. As of December 31, 2002, all of the contemplated employee terminations and property closures had taken place. During 2003, we reduced our accrual for lease payments related to the restructured facilities by $0.2 million as a result of favorable renegotiations of the lease terms. All payments have been made under the severance initiative. During 2004 we made lease payments of $0.1 million and expect all lease costs to be paid by October 2012.

During January of 2004, the Company adopted a restructuring plan as a result of acquiring an orthotics and prosthetics company. The restructuring plan includes estimated expenses of a $0.7 million primarily related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. During 2004, four of the nine patient-care centers had been closed/merged and approximately $0.1 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. The remaining benefit payments, which are estimated at less than $0.1 million, are expected to be made through the second quarter of 2005 and approximately $0.4 million of lease payments are expected to be paid through April 2008.

Financial Condition, Liquidity and Capital Resources

Cash Flows

We generated over $49.0 million in cash in 2004 provided by operating activities. We utilized the cash generated to fund capital improvements, acquire new patient-care centers and to pay down debt by approximately $17.0 million.

Net cash provided by operating activities for the year ended December 31, 2004 was $49.1 million, compared to $59.9 million in the prior year. The decrease in cash provided from operations was due to the decrease in income from operations.

Our working capital at December 31, 2004 was approximately $126.3 million compared to $141.3 million at December 31, 2003. The $15.0 million decrease in working capital was attributable to a decrease in income from operations, offset by improved accounts receivable collections as evidenced by the reduction in DSO. The ratio of current assets to current liabilities was 2.8 to 1 at December 31, 2004 compared to 3.1 to 1 at December 31, 2003. Availability under our revolving line of credit decreased to $59.4 million at December 31, 2004 compared to $64.0 million at December 31, 2003. Availability under our revolving line of credit is net of standby letters of credit approximating $1.1 million.

Net cash used in investing activities was $35.9 million for the year ended December 31, 2004, versus $27.5 million in the prior year. Cash used in investing activities consisted principally of $19.5 million in fixed asset additions, $19.5 million used to acquire businesses and make earnout payments, partially offset by $3.3 million of proceeds from the sale of owned property. Our purchased fixed assets consisted primarily of (i) $6.5 million in computer hardware and $4.4 million in software related principally to the rollout of our centralized operating billing system; (ii) $3.8 million in machinery and equipment; (iii) $3.3 million in leasehold improvements principally for newly acquired practices; and (iv) $0.6 million in furniture and fixtures. During 2004, we purchased six O&P businesses, representing 37 patient-care centers in seven states for approximately $17.7 million in cash.

Net cash used in financing activities was $20.2 million for the year ended December 31, 2004 compared to $23.6 million for the year ended December 31, 2003. Cash was used principally to reduce the Revolving Credit facility to $15.0 million and make scheduled payments on the Subordinated Seller Notes and scheduled principal payments on the Term Loan.

Debt

Term Loan

In October 2003, we obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis until maturity. The Term Loan incurs interest, at our option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2004, the interest rates have been adjusted to LIBOR plus 3.5%. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring us to apply cash proceeds from certain activities toward the repayment of debt and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted us to repurchase up to $30.0 million of outstanding Redeemable Convertible Preferred Stock in November 2003 when certain criteria were met. The obligations under the Term Loan are guaranteed by our subsidiaries and by a first priority perfected security interest in our subsidiaries’ shares, all of our assets and all of the assets of our subsidiaries.

Senior Subordinated Notes

The $15.6 million in Senior Subordinated Notes bear interest at 11.25%, and matures on June 15, 2009. Interest is payable on June 15 and December 15. Beginning June 15, 2004 through the date of maturity, we may redeem all or part of the Senior Subordinated Notes, at a redemption price expressed as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on June 15, 2004, 2005, 2006 and 2007, the redemption percentage would be 105.625%, 104.219%, 102.813% and 101.406%, respectively. Commencing on June 15, 2008 and through the date of maturity, the redemption percentage would be 100%.

Senior Notes

On February 15, 2002, we received $200.0 million in proceeds from the sale of the 10 3/8% Senior Notes due 2009 (“Senior Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued under an indenture, dated as of February 15, 2002, with Wilmington Trust Company, as trustee. We also closed, concurrent with the sale of the Senior Notes, a $75.0 million senior secured revolving line of credit (“Revolving Credit Facility”). The proceeds from the sale of the Senior Notes and Revolving Credit Facility were offset by (i) principal payments of $153.6 million to retire our Tranche A & B Term Facilities, (ii) a net paydown of $38.3 million of our prior revolving line of credit, and (iii) payment of $8.1 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility. In addition to the aforementioned proceeds, we received $3.9 million in proceeds from the exercise of stock options, offset by: (i) payment of approximately $2.4 million to JA&A to repurchase 601,218 shares underlying an outstanding option to purchase shares of our Common Stock, (ii) scheduled principal payments of $11.3 million on our long-term debt, (iii) an additional net pay down of $21.5 million of our Revolving Credit Facility and (iv) an additional payment of $1.7 million in financing costs related to the issuance of the Senior Notes and the establishment of the Revolving Credit Facility.

The Senior Notes mature on February 15, 2009 and do not require any prepayments of principal prior to maturity. Interest on the Senior Notes accrues from February 15, 2002, and is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2002. Payment of principal and interest on the Senior Notes is guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. On and after February 15, 2006, we may redeem all or part of the Senior Notes at 105.188% of the principal amount during the 12-month period commencing on February 15, 2006, at 102.594% of the principal amount if redeemed during the 12-month period commencing on February 15, 2007, and at 100% of the principal amount if redeemed on or after February 15, 2008. Upon the occurrence of certain specified change of control events, unless we have exercised our option to redeem all the Senior Notes and Senior Subordinated Notes as described above, each holder of a Senior Note will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The terms of the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets.

Revolving Credit Facility

The Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions led by GE Capital, is a senior secured revolving credit facility providing for loans of up to $100.0 million which will terminate on February 15, 2007. Borrowings under the Revolving Credit Facility bear interest, at our option, at an annual rate equal to LIBOR plus a variable margin rate or the Base Rate (as defined in the debt agreement) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. At December 31, 2004, the interest rates have been adjusted to LIBOR plus 4.0%. Our obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected security interest in our subsidiaries’ shares, all of our assets and all of the assets of our subsidiaries. We can prepay borrowings under the Revolving Credit Facility at any time without premium or penalty.

The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions. During the third quarter of 2004, the Revolving Credit Facility agreement was amended to modify certain covenant calculations. The amended provisions increased the total leverage and senior secured leverage ratio limitations, reduced the interest coverage and fixed charge coverage ratio limitations and reduced permitted acquisitions and capital expenditures. We incurred $0.4 million in debt financing costs related to that amendment. As of December 31, 2004, we were in compliance with these covenants.

Redeemable Convertible Preferred Stock

During November 2003, we repurchased 22,119 shares of our outstanding Redeemable Convertible Preferred Stock for a total price of $31.7 million including a premium of $1.7 million. We incurred costs of $0.4 million on the transaction.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Senior Notes, Senior Subordinated Notes, Term Loan and obligations under the Revolving Credit Facility. We will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $8.0 million in acquisitions in fiscal 2005, according to the terms of the amended Revolving Credit Facility agreement.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2004:

	Payments Due by Period
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$4,596	$4,378	$19,489	$3,742	$358,430	$364	$390,999
Interest payments on long-term debt	32,423	32,332	31,386	31,170	17,693	--	145,004
Operating leases	25,744	19,946	15,414	11,118	6,503	5,361	84,086
Capital leases	113	113	107	28	--	--	361
Unconditional purchase commitments (1)	9,000	--	--	--	--	--	9,000
Other long-term obligations	4,044	2,941	2,536	2,666	66	42	12,295

Total contractual cash obligations	$75,920	$59,710	$68,932	$48,724	$382,692	$5,767	$641,745

(1) Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

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

We executed a Master Amendment with Seattle Systems (as the successor of USMC), as of October 2003, pursuant to which the supply agreement and escrow arrangement relating thereto between us and USMC/Seattle Systems have been amended in the following material ways: (i) to reduce the remaining life under the supply agreement from three years to two years, with the new termination date now being October 8, 2005, (ii) to require that minimum annual purchases aggregate at least $9.0 million for each of the two new purchase years under the Master Amendment, (iii) to reflect that all purchases of products and components from Seattle Systems by us and all of our affiliates, including our distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), for use by our patient-care centers and/or for resale by SPS to third-party users in the O&P industry, are counted towards our satisfaction of the minimum annual purchases required to be made by us under the Master Amendment, (iv) to reflect that $1.0 million still remains in escrow, and that we will receive $0.5 million of that escrow amount if we make minimum annual purchases of at least $9.0 million for the first new purchase year and that we will receive the remaining $0.5 million of that escrow amount if we make minimum annual purchases of at least $9.0 million for the second new purchase year under the Master Amendment, and (v) to amend provisions relating to shipping terms and discounts. If we do not make such minimum annual purchases for any such purchase year, then the $0.5 million escrow payment for that purchase year shall be released from escrow to Seattle Systems.

During November 2004, an additional $0.5 million was released from escrow to us as a result of us fulfilling the 2004 purchases quota, leaving $0.5 million remaining in escrow.

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

	2004	2003	2002	2001	2000
Patient-care centers	619	585	583	597	620
Revenue-generating O&P practitioners (1)	1,020	955	962	983	888
Number of states (including D.C.)	45	45	45	45	45
Same-center net sales (decline) growth (2)	(1.7)%	1.6%	4.6%	6.8%	6.0%

(1) Includes revenue-generating practitioners for 2004, 2003, 2002 and 2001.
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

Other

Inflation has not had a significant effect on our operations, as increased costs to us, particularly with respect to our distribution business, generally have been offset by increased prices of products sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of December 31, 2004 we have cash flow exposure to the changing interest rates on the Term Loan and Revolving Credit Facility, the other obligations have fixed interest or dividend rates.

We have a $100.0 million revolving line of credit, with an outstanding balance of $15.0 million at December 31, 2004, as discussed in Note G to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2004, we had two contracts outstanding which fixed LIBOR at 6.5% and 6.1%, and were set to expire on March 23, 2005 and March 31, 2005, respectively.

Presented below is an analysis of our financial instruments as of December 31, 2004 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$6,754	$7,495	$8,236	$8,976	$9,717	$10,458	$11,198
Revolving Credit Facility	755	$830	$905	980	$1,054	$1,129	$1,205

	$7,509	$8,325	$9,141	$9,956	$10,771	$11,587	$12,403

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

Quarterly Financial Data

2004	Quarter Ended
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31
Net Sales	$131,609	$145,125	$146,133	$145,854
Gross Profit	66,209	73,183	75,885	77,483
Net Income (loss)	4,390	3,166	(34,902)	3,952
Basic per Common Share Net Income (Loss)	$0.16	$0.10	$(1.68)	$0.12
Diluted per Common Share Net Income (Loss) (1)	$0.15	$0.10	$(1.68)	$0.12

2003	Quarter Ended
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31
Net Sales	$126,128	$138,936	$140,045	$142,794
Gross Profit	65,438	73,520	75,246	75,316
Net Income (loss)	5,342	9,202	8,677	(7,576)
Basic per Common Share Net Income (Loss)	$0.20	$0.38	$0.35	$(0.47)
Diluted per Common Share Net Income (Loss) (1)	$0.18	$0.34	$0.32	$(0.47)

(1) For the quarters ended March 31, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the quarters ended December 31, 2003 and September 30, 2004, excludes the effect of options to purchase shares of common stock as a result of the net loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Internal Control Over Financial Reporting

(a)	Management's Annual Report on Internal Control Over Financial Reporting

        In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission’s Regulation S-K, the report of management on the Company’s internal control over financial reporting is set forth immediately preceding the Company’s financial statements included in this Annual Report on Form 10-K.

(b)	Report of the Registrant's Public Accounting Firm

        Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears immediately following that firm’s report on its audit of the Company’s financial statements included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2004, of the Company’s internal control over financial reporting. Management determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2004, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

        As previously disclosed under Part I, Item 4 (“Controls and Procedures”) of the Company’s Quarterly Reports on Form 10-Q for each of the quarters ended June 30 and September 30, 2004, a change in the Company’s internal control over financial reporting, which involved the correction of an error constituting a significant weakness in the Company’s internal control over financial reporting and relating to an overstatement of recorded accounts receivable and equal understatement of bad debt expense discovered in connection with the conversion to the new O/P/S single billing and cash collection system. The correction was implemented in connection with the preparation of the financial statements for the quarters ended June 30 and September 30, 2004 and the year ended December 31, 2004. The Company’s financial statements for the prior year ended December 31, 2003 and quarter ended March 31, 2004, were restated to implement the correction and amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, were filed during the third quarter of 2004. The Company’s change in its internal control over financial reporting correcting that error and eliminating the related material weakness was effected sufficiently in advance of December 31, 2004 to enable management to test the effectiveness of the corrected internal control over financial reporting and to determine that, as of December 31, 2004, the design and application of that internal control over financial reporting is effective.

ITEM 9B. OTHER INFORMATION.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedule:

(1)	Financial Statements:

Hanger Orthopedic Group, Inc.

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Three Years Ended December 31, 2004

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2004

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule:

Schedule II —Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

See Part (c) of this Item 15.

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Document

3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

3(b)	Certificate of Amendment of the Registrant’s Certificate of Incorporation (which, among other things, changed the Registrant’s corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Current Report on Form 10-K dated February 13, 1990.)

3(c)	Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

3(d)	Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant’s Current Report on Form 8-K dated May 15, 1989.)

3(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of the Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Current Report on Form 8-K dated February 13, 1990.)

3(f)	Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(g)	Certificate of Designation, Rights and Preferences of 7% Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant’s Current Report of Form 8-K dated July 1, 1999.)

3(h)	Certificate of Elimination of Class A, B, C, D, E and F Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

3(i)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated May 15, 1989.)

10(a)	1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Proxy Statement, dated July 28, 1999, relating to the Registrant’s Annual Meeting of Stockholders held on September 8, 1999.)*

10(b)	1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Registration Statement on Form S-8 (File No. 33-63191).)*

10(c)	Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)

10(d)	Asset purchase Agreement, dated as of May 8, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997.)

10(e)	Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(f)	Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(g)	Stock Purchase Agreement, dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K dated July 15, 1999.)

10(h)	Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank Trust National Association, as Trustee. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(i)	Form of First Supplemental Indenture, dated as of August 12, 1999, to Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank Trust National Association, as Trustee. (Filed with original Registration Statement on Form S-4 on August 12, 1999.)

10(j)	Credit Agreement, dated as of June 16, 1999, among the Registrant, various bank lenders, and The Chase Manhattan Bank, as administrative agent, collateral agent and issuing bank, Chase Securities Inc., as lead arranger and book manager, Bankers Trust Company, as syndication agent, and Paribas, as documentation agent. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(k)	Senior Subordinated Note Purchase Agreement, dated as of June 9, 1999, relating to 11.25% Senior Subordinated Notes due 2009, among the Registrant, Deutsche Banc Securities Inc., Chase Securities Inc. and Paribas Corporation. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(l)	Registration Rights Agreement, dated as of June 16, 1999, by and among the Registrant, Deutsche Banc Securities, Inc., Chase Securities Inc. and Paribas Corporation, relating to the 11.25% Senior Subordinated Notes due 2009. (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(m)	Securities Purchase Agreement, dated as of June 16, 1999, Relating to 7% Redeemable Preferred Stock, among the Registrant, Chase Equity Associates, L.P. and Paribas North America, Inc. (Incorporated herein by reference to Exhibit 10(e) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(n)	Investor Rights Agreement, dated July 1, 1999, among the Registrant, Chase Equity Associates, L.P. and Paribas North America, Inc. (Incorporated herein by reference to Exhibit 10(f) to the Registrant’s Current Report on Form 8-K dated July 1, 1999.)

10(o)	Purchase Agreement, dated as of February 8, 2002, among Hanger Orthopedic Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(p)	Indenture, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors and Wilmington Trust Company as trustee, relating to the 10 3/8% Senior Notes due 2009. (Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(q)	Registration Rights Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp. (Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(r)	Credit Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc., BNP Paribas Securities Corp. as administrative agent, and various other lenders. (Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 15, 2002.)

10(s)	Employment Agreement, dated as of April 29, 1999, between the Registrant and Ivan R. Sabel. (Incorporated herein by reference to Exhibit 10(r) to the Registrant’s Registration Statement on Form S-4 (File No. 333-85045).)*

10(t)	Employment Agreement, dated as of July 1, 1999, between the Registrant and Rick Taylor. (Incorporated herein by reference to Exhibit 10(u) to the Registrant’s Registration Statement on Form S-4 (File No. 333-85045).)*

10(u)	Employment Agreement, dated as of November 1, 1996, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(w) to the Registrant’s Registration Statement on Form S-4 (File No. 333-85045).)*

10(v)	Employment Agreement, dated as of August 29, 2001, between the Registrant and George McHenry. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)*

10(w)	Employment Agreement, dated as of January 2, 2002, between the Registrant and Thomas Kirk. (Incorporated herein by reference to Exhibit 10 (dd) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)*

10(x)	2002 Stock Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement, dated April 30, 2003, relating to the Registrant’s Annual Meeting of Stockholders held on May 30, 2003. (File No. 001-10670).)*

10(y)	2003 Non-Employee Directors’ Stock Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement, dated April 30, 2003, relating to the Registrant’s Annual Meeting of Stockholders held on May 30, 2003. (File No. 001-10670).)*

10(z)	Amended and Restated Credit Agreement, dated as of October 3, 2003, between the Registrant, various lenders and General Electric Capital Corporation, as administrative agent. (Incorporated herein by reference to Exhibit 10(dd) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10(aa)	Master Amendment, dated as of October 9, 2003, between the Registrant, Seattle Systems, Inc.(formerly known as USMC Corp., the successor in interest to United States Manufacturing Company, LLC, and which merged with and into OPMC Acquisition Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc. (formerly known as Seattle Orthopedic Group, Inc.) (Incorporated herein by reference to Exhibit 10(ee) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10(bb)	Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of September 2, 2004, among the Registrant, the lenders’ signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K dated September 2, 2004.)

10(cc)	Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant’s Current Report on Form 8-K filed on February 24, 2005.)

10(dd)	Supplemental Executive Retirement Plan, dated January 1, 2004. (Filed herewith.)

21	List of Subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

*	Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: March 15, 2005	By: /s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2005	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: March 15, 2005	/s/ George E McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: March 15, 2005	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)
Dated: March 15, 2005	/s/ Thomas F. Kirk
Thomas F. Kirk
President, Chief Operating Officer
and Director
Dated: March 15, 2005	/s/ Edmond E. Charrette
Edmond E. Charrette, M.D.
Director

Dated: March 15, 2005	/s/ Thomas P. Cooper
Thomas P. Cooper, M.D.
Director
Dated: March 15, 2005	/s/ Cynthia L. Feldmann
Cynthia L. Feldmann
Director
Dated: March 15, 2005	/s/ Eric Green
Eric Green
Director
Dated: March 15, 2005	/s/ Raymond Larkin, Jr.
C. Raymond Larkin, Jr.
Director
Dated: March 15, 2005	/s/ H.E. Thranhardt
H.E. Thranhardt, CPO
Director

INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.

Management's Annual Report on Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Operations for the Three
Years Ended December 31, 2004	F-6
Consolidated Statements of Changes in Shareholders'
Equity for the Three Years Ended December 31, 2004	F-7
Consolidated Statements of Cash Flows for the Three
Years Ended December 31, 2004	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1

Management’s Annual Report on Internal Control Over Financial Reporting

        The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308 of the Securities and Exchange Commission’s Regulation S-K, the annual report of management of Hanger Orthopedic Group, Inc. (the “Company”) on the Company’s internal control over financial reporting.

        1.        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

        2.        Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control – Integrated Framework”published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

        3.        Management has determined that the Company’s internal control over financial reporting as of December 31, 2004, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.        The attestation report of PricewaterhouseCoopers LLP on management’s assessment of the Company’s internal control over financial reporting, which includes that firm’s opinion on management’s assessment of the effectiveness of internal control over financial reporting and opinion on the effectiveness of internal control over financial reporting, is included in the report of such auditor on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Hanger Orthopedic Group, Inc.:

We have completed an integrated audit of Hanger Orthopedic Group, Inc.‘s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
McLean, Virginia
March 14, 2005

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,351	$15,363
Accounts receivable, less allowance for doubtful accounts
of $5,252 and $3,875 in 2004 and 2003, respectively	109,191	112,936
Inventories	67,691	60,643
Prepaid expenses, other assets and income taxes receivable	5,952	10,160
Deferred income taxes	6,014	10,275

Total current assets	197,199	209,377

PROPERTY, PLANT AND EQUIPMENT
Land	1,157	3,562
Buildings	6,095	6,073
Furniture and fixtures	11,680	11,093
Machinery and equipment	22,641	18,857
Leasehold improvements	26,820	23,484
Computer and software	39,680	28,755

Total property, plant and equipment, gross	108,073	91,824
Less accumulated depreciation and amortization	60,107	48,554

Total property, plant and equipment, net	47,966	43,270

INTANGIBLE ASSETS
Excess cost over net assets acquired	442,586	468,930
Patents and other intangible assets, $9,999 and $10,232 less accumulated
amortization of $5,384 and $5,274 in 2004 and 2003, respectively	4,615	4,958

Total intangible assets, net	447,201	473,888

OTHER ASSETS
Debt issuance costs, net	9,308	10,816
Other assets	1,632	997

Total other assets	10,940	11,813

TOTAL ASSETS	$703,306	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2004	2003
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,498	$4,944
Accounts payable	18,121	17,959
Accrued expenses	9,559	5,232
Accrued interest payable	8,217	9,103
Accrued compensation related costs	30,531	30,866

Total current liabilities	70,926	68,104

LONG-TERM LIABILITIES
Long-term debt, less current portion	388,613	404,492
Deferred income taxes	31,596	34,326
Other liabilities	4,105	1,888

Total liabilities	495,240	508,810

PREFERRED STOCK
10% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share, 10,000,000 shares authorized,
37,881 shares issued and outstanding in 2004 and 2003	56,050	51,463

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
21,767,312 shares and 21,491,101 shares issued and
outstanding in 2004 and 2003, respectively	218	215
Additional paid-in capital	154,434	156,521
Unearned compensation	(1,980)	(2,599)
Retained earnings	--	24,594

	152,672	178,731
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	152,016	178,075

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$703,306	$738,348

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(Dollars in thousands, except share and per share amounts)

	2004	2003	2002
Net sales	$568,721	$547,903	$525,534
Cost of goods sold (exclusive of depreciation and amortization)	275,961	258,383	247,068

Gross profit	292,760	289,520	278,466
Selling, general and administrative	218,689	195,516	185,087
Depreciation and amortization	13,531	10,690	9,892
Other charges	45,808	(213)	1,860

Income from operations	14,732	83,527	81,627
Interest expense, net	34,558	36,278	38,314
Extinguishment of debt	--	20,082	4,686

(Loss) income before taxes	(19,826)	27,167	38,627
Provision for income taxes	3,568	11,521	15,635

Net (loss) income	(23,394)	15,646	22,992
Preferred stock dividend and accretion	4,587	5,342	5,202
Premium paid and loss on redemption of preferred stock	--	2,120	--

Net (loss) income applicable to common stock	$(27,981)	$8,184	$17,790

Basic Per Common Share Data
Net (loss) income	$(1.30)	$0.39	$0.91

Shares used to compute basic per common share amounts	21,473,765	20,813,456	19,535,272

Diluted Per Common Share Data
Net (loss) income	$(1.30)	$0.37	$0.83

Shares used to compute diluted per common share amounts	21,473,765	22,234,361	21,456,994

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Years Ended December 31, 2004
(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2001	19,058	191	146,674	--	(1,380)	(656)	144,829
Preferred dividends declared	--	--	--	--	(5,128)	--	(5,128)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(74)	--	(74)
Net income	--	--	--	--	22,992	--	22,992
Issuance of Common Stock in connection with the
exercise of stock options	1,219	12	3,905	--	--	--	3,917
Tax benefit associated with the exercise of stock options	--	--	2,101	--	--	--	2,101
Repurchase of outstanding stock options	--	--	(2,393)	--	--	--	(2,393)

Balance, December 31, 2002	20,277	203	150,287	--	16,410	(656)	166,244
Preferred dividends declared	--	--	--	--	(5,271)	--	(5,271)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(71)	--	(71)
Premium paid and loss on redemption of Redeemable
Convertible Preferred Stock	--	--	--	--	(2,120)	--	(2,120)
Net income	--	--	--	--	15,646	--	15,646
Issuance of Common Stock in connection with the
exercise of stock options	805	8	2,936	--	--	--	2,944
Issuance of Common Stock in connection with the
exercise of warrants	193	2	(2)	--	--	--	--
Tax benefit associated with the exercise of stock options	--	--	356	--	--	--	356
Issuance of restricted stock	216	2	2,944	(2,599)	--	--	347

Balance, December 31, 2003	21,491	$215	$156,521	$(2,599)	$24,594	$(656)	$178,075
Preferred dividends declared	--	--	(3,387)	--	(1,153)	--	(4,540)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(47)	--	(47)
Net loss	--	--	--	--	(23,394)	--	(23,394)
Issuance of Common Stock in connection with the
exercise of stock options	258	3	1,133	--	--	--	1,136
Issuance of restricted stock	25	--	363	517	--	--	880
Forfeiture of restricted stock	(7)	--	(102)	102	--	--	--
Tax benefit associated with vesting of restricted stock	--	--	(94)	--	--	--	(94)

Balance, December 31, 2004	21,767	$218	$154,434	$(1,980)	$--	$(656)	$152,016

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(23,394)	$15,646	$22,992
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Goodwill impairment, net of tax effect	45,808	--	--
Extinguishment of debt	--	20,082	4,686
Tax benefit associated with exercise of stock options	--	356	2,101
(Gain) loss on disposal of assets	(377)	(233)	1,036
Provision for bad debt	20,551	22,435	20,753
Depreciation and amortization	13,531	10,690	9,892
Amortization of debt issuance costs	2,495	2,511	2,307
Compensation expense on restricted stock	881	347	--
Proceeds from termination of swaps	--	2,795	--
Amortization of terminated interest rate swaps	(512)	(171)	--
Restructuring costs	--	(213)	--
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(12,900)	(28,332)	(22,632)
Inventories	(5,925)	(3,791)	(306)
Prepaid expenses, other assets, and income taxes receivable	4,374	4,848	(9,121)
Deferred income taxes	1,495	9,198	10,842
Other assets	(334)	1,092	933
Accounts payable	(426)	3,035	(1,960)
Accrued expenses, accrued interest payable, and income taxes payable	2,453	1,497	3,542
Accrued compensation related costs	(624)	(2,209)	3,905
Other liabilities	1,998	309	(1,436)

Net cash provided by operating activities	49,094	59,892	47,534

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(19,454)	(17,932)	(9,112)
Acquisitions and earnouts (net of cash acquired)	(19,462)	(10,450)	(10,407)
Acquisition of distribution rights	(65)	--	--
Purchase of technology license and patent	(298)	--	--
Proceeds from sale of property, plant and equipment	3,330	905	1,507

Net cash used in investing activities	(35,949)	(27,477)	(18,012)

Cash flows from financing activities:
Borrowings under revolving credit agreement	45,000	59,461	46,975
Repayments under revolving credit agreement	(60,000)	(44,461)	(106,775)
Borrowings under term loan	--	150,000	--
Repayments under term loan	(1,875)	--	--
Repayment of senior subordinated notes	--	(134,438)	--
Proceeds from sale of senior notes	--	--	200,000
Repayment and termination of bank loans	--	--	(153,587)
Scheduled repayment of long-term debt	(3,429)	(5,516)	(11,306)
Increase in financing costs	(988)	(19,922)	(9,830)
Proceeds from issuance of Common Stock	1,135	2,944	3,917
Repurchase of Redeemable Convertible Preferred Stock	--	(31,686)	--
Repurchase of outstanding stock options	--	--	(2,393)

Net cash used in financing activities	(20,157)	(23,618)	(32,999)

(Decrease) increase in cash and cash equivalents	(7,012)	8,797	(3,477)
Cash and cash equivalents, at beginning of year	15,363	6,566	10,043

Cash and cash equivalents, at end of year	$8,351	$15,363	$6,566

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

The consolidated financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting. These consolidated statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Estimated cost of goods sold during the period is reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. In the fourth quarter of 2004, 2003 and 2002, the Company recorded book-to-physical adjustments as income (expense) of $1.6 million, $(1.0) million and $0.2 million, respectively. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Leasehold improvements	Shorter of asset life or term of lease

Depreciation and amortization expense related to property, plant and equipment was approximately $12.7 million, $9.8 million and $8.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internal computer software costs incurred during the application development stage. At December 31, 2004 and 2003, computers and software included capitalized computer software currently under development of $1.7 million and $0.5 million, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually (the Company has selected October 1st as its annual test date). The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives. Refer to Note D for further discussion.

Non-compete agreements are recorded based on agreements entered into by the Company and are amortized, using the straight-line method, over their estimated useful lives ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that may warrant revised estimates of useful lives or that indicate that impairment had occurred.

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2004, 2003 and 2002, was $0.8 million, $0.9 million and $1.0 million, respectively. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2009 and thereafter is as follows:

(In thousands)
2005	$807
2006	789
2007	771
2008	768
2009	761
Thereafter	522

$4,418

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized, on a straight-line basis through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Operations.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow value is less than the asset’s carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Derivatives

From time to time, the Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company’s derivative financial instruments were designated as and qualified as fair value hedges. The Company’s policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. There were no derivatives in place at December 31, 2004.

As discussed in Note G, in 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes in order to mitigate the Company’s interest rate risk. The Company designated the interest rate swaps as fair value hedges which qualified for the short-cut method of accounting. The Company adjusted the carrying amount of the Senior Notes and the swaps by $8.4 million to reflect the fair value of the swaps as of December 31, 2002. The fair value of interest rate swaps were included in other assets. During 2003, the Company terminated its interest rate swap agreements and as a result, the Company received $2.8 million, which will be recognized, using the effective interest rate method, over the remaining term of the Senior Notes.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes and the Senior Subordinated Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, as of December 31, 2004, was $206.5 million, as compared to the carrying value of $200.0 million at that date. The fair value of the Senior Subordinated Notes, as of December 31, 2004, was $16.0 million, as compared to the carrying value of $15.7 million at that date. The fair values of the Senior Notes and the Senior Subordinated Notes were based on quoted market prices at December 31, 2004.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectibility is deemed probable. Revenues on the sale of orthotic and prosthetic devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and prepaid tuition and fees received from students enrolled in our practitioner education program.

Revenue at the patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of the Company’s centralized, computerized billing system and its older computerized billing systems currently in place, are designed to record revenue at net realizable value based on the Company’s contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into the Company’s centralized contract module and then disseminated, electronically, to all patient-care centers.

Disallowed sales generally relate to billings to payors with whom the Company does not have a formal contract. In these situations the Company records the sale at usual and customary rates and simultaneously recognizes a disallowed sale to reduce the sale to net value, based on its historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated. As soon as updates are received, the Company reflects the change in its centralized billing system.

As part of the Company’s preauthorization process with payors, it validates its ability to bill the payor, if applicable, for the service provided before the delivery of the device. Subsequent to billing for devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If the Company is unable to collect from the patient, a bad debt expense is recognized. Occasionally, a portion of a bill is rejected by a payor due to a coding error on the Company’s part and the Company is prevented from pursuing payment from the patient due to the terms of its contract with the insurance company. The Company appeals these types of decisions and is generally successful. This activity is factored into the Company’s methodology of determining the estimate for the allowance for doubtful accounts. The Company recognizes a disallowed sale for any claims that it believes will not be recovered and adjusts future estimates accordingly.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. In addition to the actual bad debt expense recognized during collection activities, the Company estimates the amount of potential bad debt expense that may occur in the future. This estimate is based upon historical experience as well as a review of the receivable balances.

On a quarterly basis, the Company evaluates cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2004, 2003 and 2002 the Company incurred $1.4 million, $1.5 million and $1.2 million, respectively, in repair and maintenance costs.

Marketing

Marketing costs, including advertising, are expensed as incurred. The Company incurred $4.6 million, $3.6 million and $2.5 million in marketing costs during the years ended December 31, 2004, 2003 and 2002, respectively.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Restricted Shares of Common Stock

The Company issues restricted shares of common stock to its directors and certain employees. The Company recognizes the fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant.

Options

The Company has multiple stock-based employee compensation plans and has outstanding non-qualified options held by employees, which are described more fully in Note N. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net (loss) income and earnings per share if the Company had applied fair value recognition to stock-based employee compensation is as follows:

(In thousands, except per share amounts)	2004	2003	2002
Net (loss) income applicable to common stock, as reported	$(27,981)	$8,184	$17,790
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income as reported	524	200	--
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(2,232)	(1,753)	(2,617)

Pro forma net (loss) income applicable to common stock	$(29,689)	$6,631	$15,173

Earnings per share:
Basic - as reported	$(1.30)	$0.39	$0.91
Basic - pro forma	(1.38)	0.32	0.78
Diluted - as reported	(1.30)	0.37	0.83
Diluted - pro forma	(1.38)	0.30	0.71

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	2004	2003	2002
Expected term (years)	4.5	4.5	5.0
Volatility factor	83%	78%	71%
Risk free interest rate	3.4%	3.3%	5.8%
Dividend yield	0%	0%	0%
Fair value	$9.51	$8.05	$6.80

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Standards

In December 2003, the FASB issued SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132R”). SFAS 132R revised employers’ disclosures regarding pension plans and other postretirement benefit plans, but it did not change the measurement or recognition of such plans. The Company adopted the provisions of SFAS 132R as of January 2004. The adoption of SFAS 132R did not have a material effect on the Company’s financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151, which is effective for fiscal years beginning after June 15, 2005, requires abnormal balances of idle facility expense, freight, handling costs, and spoilage to be recognized as current period charges regardless of whether such costs meet the criterion of “so abnormal” as defined in ARB 43. In addition, SFAS 151 requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. The Company expects to adopt SFAS 151 on January 1, 2006 and anticipates this will not have a material effect on its financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“FAS 123R”), which revises FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), supersedes the Accounting Principles Board’s Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Although the methodology of accounting for share-based payments in FAS 123R is similar to that under FAS 123, FAS 123R requires that all share-based payments to employees, including stock option grants, be recognized at fair value in the statement of operations. The Company expects to adopt FAS 123R on July 1, 2005 using the modified prospective method allowed for in FAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and not vested as of the adoption of FAS 123R is calculated in accordance with FAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of FAS 123R is recognized according to the provision of FAS 123R. The Company is currently evaluating the impact adopting FAS 123R will have on its financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

(In thousands)	2004	2003	2002
Cash paid (received) during the period for:
Interest	$34,451	$36,227	$40,620
Income taxes	(1,960)	(3,762)	10,514
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$4,587	$5,342	$5,202
Issuance of notes in connection with acquisitions	4,350	6,883	1,750
Issuance of restricted shares of common stock	262	2,946	--

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

During the third quarter of 2004, the decline in the fair value of the Company’s common stock triggered an interim valuation event which resulted in the Company recognizing an impairment loss of $45.8 million in goodwill and other intangible assets. The Company’s interim valuation included the calculation of the estimated business enterprise value using present value factors and estimated annual revenue, cash flows and debt-free net earnings growth rates and comparing the calculated business enterprise value with the Company’s current asset book value. The Company completed its annual goodwill impairment analysis in October 2004 which did not result in additional impairment. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company’s reporting units was determined based on the results of three valuation methods, namely discounted cash flows, comparable market transaction and stock price valuations. As of December 31, 2004, the patient-care centers segment had net goodwill of $442.6 million, a decrease of $26.3 million over January 1, 2004. The distribution segment has no goodwill.

The activity related to goodwill for the two years ended December 31, 2004 is as follows:

(In thousands)
Balance at December 31, 2002	$453,988
Additions due to acquisitions	14,443
Additions due to earn-outs	499

Balance at December 31, 2003	468,930
Additions due to acquisitions	18,007
Additions due to earn-outs	1,457
Impairment charge	(45,808)

Balance at December 31, 2004	$442,586

All goodwill additions for the years ended December 31, 2004 and 2003 were allocated to the patient-care centers segment.

NOTE E — INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

(In thousands)	2004	2003
Raw materials	$32,120	$27,930
Work in process	22,558	21,815
Finished goods	13,013	10,898

	$67,691	$60,643

NOTE F — ACQUISITIONS

During 2004, 2003 and 2002, the Company acquired six, five and two orthotic and prosthetic companies, respectively. The aggregate acquisitions were insignificant to the Company’s consolidated results of operations. The aggregate purchase price, excluding potential earn-out provisions, for 2004 was $23.0 million, compromised of $17.7 million in cash, $4.4 million in promissory notes, and $0.9 million in transaction costs. The notes are payable over the next 1 to 7 years with interest rates ranging from 6.0% to 11.6%. The aggregate purchase price, excluding potential earn-out provisions, for 2003 was $14.9 million, compromised of $7.6 million in cash, $6.9 million in promissory notes, and $0.4 million in transaction costs. The Company’s 2002 acquisitions were made with an aggregate purchase price of $6.1 million, compromised of $4.1 million in cash, $1.8 million in promissory notes, and $0.2 million in transaction costs.

All of the above acquisitions have been accounted for under the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. In connection with these agreements, the Company paid $0.9 million, $0.9 million and $6.0 million in 2004, 2003 and 2002, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $2.9 million related to earn-out provisions in future periods.

NOTE G — LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

(In thousands)	2004	2003
Revolving credit facility	$15,000	$30,000
10 3/8% Senior Notes due 2009 (1)	202,112	202,624
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	148,125	150,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 11.6%, maturing
through December 2011	12,312	11,250

	393,111	409,436
Less current portion	(4,498)	(4,944)

	$388,613	$404,492

(1) At December 31, 2004 and 2003, the outstanding amount includes $2.1 million and $2.6 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

Senior Notes

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

NOTE G — LONG-TERM DEBT (CONTINUED)

Revolving Credit Facility

During 2002, in conjunction with the Senior Notes, the Company established a $75.0 million senior secured revolving line of credit (the “Revolving Credit Facility”). The Revolving Credit Facility matures on February 15, 2007 and bears an interest rate, at our option, of LIBOR plus a variable margin rate or the Base Rate (as defined in the debt agreement) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. During April 2003, the Revolving Credit Facility’s total availability was increased from $75.0 million to $100.0 million and the administrative agent was changed. The Company’s availability under the Revolving Credit Facility’s is calculated based on its last-twelve-months EBITDA, as defined in the debt agreement. At December 31, 2004, the Company had $59.4 million available under the Revolving Credit Facility. Availability under the Company’s revolving line of credit is net of standby letters of credit approximating $1.1 million.

At December 31, 2004 the interest rate on the Revolving Credit Facility has been adjusted to LIBOR plus 4.0%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries. The Company can prepay borrowings under the Revolving Credit Facility at any time without premium or penalty.

The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. The Company assesses, on a quarterly basis, its compliance with these covenants and monitors any matters critical to continue its compliance. The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions. During September of 2004, the Revolving Credit Facility agreement was amended to modify certain covenant calculations. The amended provisions increased the total leverage and senior secured leverage ratio limitations, reduced the interest coverage and fixed charge coverage ratio limitations and reduced permitted acquisitions and capital expenditures. The Company is limited to $8.0 million in acquisitions in fiscal 2005, according to the terms of the amended Revolving Credit Facility agreement. The Company incurred $0.4 million in debt financing costs related to that amendment. As of December 31, 2004 and 2003, the Company was in compliance with these covenants.

Term Loan

In October 2003, the Company obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis. The Term Loan bears interest, at the Company’s option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2004, the interest rate on the Term Loan was LIBOR plus 3.5%. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring the Company to apply cash proceeds from certain activities toward the repayment of debt, and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted the Company to redeem $30.0 million of its outstanding redeemable preferred stock if certain criteria are met,

NOTE G — LONG-TERM DEBT (CONTINUED)

Term Loan (continued)

which the Company was able to accomplish during 2003, as discussed in Note I. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries.

The Company used the proceeds of the Term Loan to purchase tendered Senior Subordinated Notes for an aggregate principal of $134.4 million. The balance, in addition to a draw on the Revolving Credit Facility, was used to pay a $15.5 million tender fee and approximately $4.6 million in debt issuance and transaction costs.

Senior Subordinated Notes

The $15.6 million in Senior Subordinated Notes bear interest at 11.25%, and matures on June 15, 2009. Interest is payable on June 15 and December 15. Beginning June 15, 2004 through the date of maturity, the Company may redeem all or part of the Senior Subordinated Notes, at a redemption price expressed as a percentage of the principal amount, plus accrued and unpaid interest, if any. For the twelve-month periods commencing on June 15, 2004, 2005, 2006 and 2007, the redemption percentage would be 105.625%, 104.219%, 102.813% and 101.406%, respectively. Commencing on June 15, 2008 and through the date of maturity, the redemption percentage would be 100%.

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

Maturities of long-term debt at December 31, 2004 are as follows:

(In thousands)
2005	$4,596
2006	4,378
2007	19,489
2008	3,742
2009	358,430
Thereafter	364

$390,999

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company executed a Master Amendment with Seattle Systems (as the successor of USMC), as of October 2003, pursuant to which the supply agreement and escrow arrangement relating thereto between the Company and USMC/Seattle Systems was amended in the following material ways: (i) to reduce the remaining life under the supply agreement from three years to two years, with the new termination date now being October 8, 2005, (ii) to require that minimum annual purchases aggregate at least $9.0 million for each of the two new purchase years under the Master Amendment, (iii) to reflect that all purchases of products and components from Seattle Systems by the Company and all of its affiliates, including the distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), for use by the Company’s patient-care centers and/or for resale by SPS to third-party users in the O&P industry, are counted towards the Company’s satisfaction of the minimum annual purchases required to be made by it under the Master Amendment, (iv) to reflect that $1.0 million still remains in escrow, and that the Company will receive $0.5 million of that escrow amount if the Company makes minimum annual purchases of at least $9.0 million for the first new purchase year and that it will receive the remaining $0.5 million of that escrow amount if it makes minimum annual purchases of at least $9.0 million for the second new purchase year under the Master Amendment, and (v) to amend provisions relating to shipping terms and discounts. If the Company does not make such minimum annual purchases for any such purchase year, then the $0.5 million escrow payment for that purchase year shall be released from escrow to Seattle Systems.

During November 2004, $0.5 million was released from escrow to the Company as a result of the Company fulfilling its 2004 annual purchase commitment.

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

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

On November 28, 2000, a class action complaint (Norman Ottmann v. Hanger Orthopedic Group, Inc., Ivan R. Sabel and Richard A. Stein; Civil Action No. 00CV3508) was filed against the Company in the United States District Court for the District of Maryland on behalf of all purchasers of the Company’s common stock from November 8, 1999 through and including January 6, 2000. The complaint alleged that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and through these material misrepresentations, artificially inflated the price of the Company’s common stock. The Class Action Lawsuit was initially dismissed by the District Court for failure to comply with statutory requirements but an appeal was subsequently filed by the plaintiff. On January 5, 2004, the United States Court of Appeals for the Fourth Circuit affirmed its dismissal of the class action lawsuit.

On June 15, 2004, the Company announced that an employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation has been expanded to cover certain of the Company’s other patient-care centers and will include consideration of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the years ended December 31, 2004 and 2003 and were $1.2 million and $1.0 million, respectively, or less than 0.5% of the Company’s net sales for those periods.

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

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. The Company has not yet filed its response to the Amended Complaint.

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

NOTE I — REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has 10.0 million authorized shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics.

In July 1999, in connection with its acquisition of NovaCare O&P, the Company issued $60.0 million of non-voting 7% Redeemable Convertible Preferred Stock. The outstanding shares of Redeemable Convertible Preferred Stock are convertible into shares of the Company’s non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the Redeemable Convertible Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The Redeemable Convertible Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, the Company must offer to redeem all of the outstanding Redeemable Convertible Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The Redeemable Convertible Preferred Stock accrues annual dividends, compounded quarterly, is subject to put rights and will not require redemption prior to maturity on July 1, 2010.

In November 2003, the Company repurchased 22,119 shares of its outstanding shares of the Redeemable Convertible Preferred Stock for $31.7 million, paid a premium of $1.7 million and incurred costs related to the repurchase of $0.4 million. The premium paid and costs incurred were recognized in retained earnings.

The agreement associated with the issuance of the Redeemable Convertible Preferred Stock calls for an increase in the stock’s dividend rate in the event the Company does not declare or pay cash dividends on the fifth anniversary of issuance. Accordingly, the dividend rate on the Redeemable Convertible Preferred Stock increased from 7% to 10% effective July 2004. The Company continues to accrue dividends ratably over the life of the Redeemable Convertible Preferred Stock.

As of December 31, 2004, the 37,881 outstanding shares of Redeemable Convertible Preferred Stock have an aggregate redemption balance of $56.3 million and are recorded net of accretion.

NOTE J — NET INCOME PER COMMON SHARE

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

(In thousands, except share and per share data)	2004	2003	2002
Net (loss) income	$(23,394)	$15,646	$22,992
Less preferred stock dividends declared and accretion	4,587	5,342	5,202
Premium paid and loss on redemption of Redeemable
Convertible Preferred Stock	--	2,120	--

Net (loss) income applicable to common stock	$(27,981)	$8,184	$17,790

Shares of common stock outstanding used to compute basic
per common share amounts	21,473,765	20,813,456	19,535,272
Effect of dilutive options	--	1,420,905	1,702,492
Effect of dilutive warrants	--	--	219,230

Shares used to compute dilutive per common share amounts (1)	21,473,765	22,234,361	21,456,994

Basic (loss) income per share applicable to common stock	$(1.30)	$0.39	$0.91
Diluted (loss) income per share applicable to common stock	(1.30)	0.37	0.83

(1) For 2004, 2003 and 2002, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For 2004, 2003 and 2002, options to purchase 1,639,210, 1,507,195 and 1,275,998 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the year.

NOTE K — OTHER CHARGES

Summary

Other charges are as follows:

(In thousands)	2004	2003	2002
Goodwill impairment	$45,808	$--	$--
Restructuring and asset impairment costs	--	(213)	--
Leasehold abandonments	--	--	528
Workman's compensation claims	--	--	1,332

	$45,808	$(213)	$1,860

NOTE K — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

(In thousands)	Employee Severance Costs	Lease Termination and other Exit Costs	Total Restructuring Reserve
1999 & 2000 Restructuring Reserve
Balance at December 31, 2001	--	329	329
Spending	--	(82)	(82)

Balance at December 31, 2002	--	247	247
Favorable buyout and sublease activity	--	(213)	(213)
Spending	--	(34)	(34)

Balance at December 31, 2003	--	--	--

2001 Restructuring Reserve
Balance at December 31, 2001	50	1,886	1,936
Spending	(50)	(1,047)	(1,097)

Balance at December 31, 2002	--	839	839
Spending	--	(462)	(462)

Balance at December 31, 2003	--	377	377
Spending	--	(123)	(123)

Balance at December 31, 2004	--	254	254

2004 Restructuring Reserve
Balance at December 31, 2003	--	--	--
Restructuring liability	139	550	689
Spending	(110)	(152)	(262)

Balance at December 31, 2004	29	398	427

1999, 2000, 2001 and 2004 Restructuring Reserves	$29	$652	$681

1999 & 2000 Restructuring Reserve

In connection with the 1999 acquisition of NovaCare O&P, the Company implemented a restructuring plan that contemplated lease termination and severance costs associated with the closure of certain patient-care centers and corporate functions made redundant after the NovaCare O&P acquisition. During 2003, $0.2 million of the restructuring reserve was reversed as a result of favorable renegotiations of the lease terms and the remaining payments were made. As of December 31, 2003, no further reserve remains under the 1999 and 2000 restructuring plans.

2001 Restructuring Reserve

During 2001, as a result of the initiatives associated with the Company’s performance improvement plan developed in conjunction with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; “JA&A”), the Company recorded approximately $4.5 million in restructuring and asset impairment costs. The plan called for the closure of certain facilities and the termination of approximately 135 employees.

NOTE K — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs (continued)

2001 Restructuring Reserve (continued)

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of December 31, 2004, the remaining reserve is adequate to provide for the lease costs which are expected to be paid by October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. During 2004, four of the nine patient-care centers had been closed/merged and approximately $0.1 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. The remaining benefit payments, which are estimate at less than $0.1 million, are expected to be made during the second quarter of 2005 and approximately $0.4 million of lease payments are expected to be paid through April 2008.

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

NOTE L — INCOME TAXES

The provision for income taxes was as follows:

(In thousands)	2004	2003	2002
Current:
Federal	$2,691	$3,500	$1,844
State	2,202	1,679	1,255

	4,893	5,179	3,099
Deferred:
Federal and State	(1,325)	6,342	12,536

Provision for income taxes	$3,568	$11,521	$15,635

As of December 31, 2004, the Company had net operating loss carryforwards for state purposes of less than $0.1 million, which expire, if unused from the tax year 2009 through 2012.

NOTE L — INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002
Federal statutory tax rate	(35.0)%	35.0%	35.0%
Increase in taxes resulting from:
State income taxes (net of federal effect)	5.6	6.6	5.3
Goodwill impairment	49.2	--	--
Reduction in current taxes payable	(2.7)	--	--
Other, net	0.9	0.8	0.2

Provision for income taxes	18.0%	42.4%	40.5%

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Deferred tax liabilities:
Goodwill amortization	$27,894	$29,602
Property, plant and equipment	7,443	4,141
Debt issuance costs	20	45
Other	391	28

	35,748	33,816

Deferred tax assets:
Net operating loss	59	1,970
Accrued expenses	2,031	2,622
Provision for bad debts	2,378	1,627
Inventory capitalization and reserves	1,696	1,491
Other	4,002	2,055

	10,166	9,765

Net deferred tax liabilities	$(25,582)	$(24,051)

The Company’s management believes that it is more likely than not that deferred tax assets will be realized, consequently, no valuation allowance has been provided for any of the deferred tax assets.

NOTE M — EMPLOYEE BENEFITS

Savings Plan

The Company maintains a 401(k) Savings and Retirement plan to cover all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2004, 2003 and 2002, the Company recorded contributions of $2.4 million, $2.0 million and $1.6 million under this plan, respectively.

Deferred Compensation

In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia (“JEH”) in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation was determined by JEH’s Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.6 million and $0.7 million at December 31, 2004 and 2003, respectively.

Defined Benefit Pension Plan

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic pension expense is actuarially determined and includes the service cost that represents the long term pension obligation. The periodic pension expense was calculated using the following assumptions (i) the employee’s current age; (ii) an estimated retirement age of 65 years; (iii) an assumed discount rate of 6.5%; and (iv) an estimated annual compensation increase of 3.0%. At December 31, 2004, the estimated total periodic pension obligation is $10.5 million. As of December 31, 2004, the Company had funded $1.6 million of the total pension obligation, which represented the minimum funding requirement for 2004, as determined by the actuary. The Company plans to contribute an additional $1.8 million to the Plan during the next fiscal year. The first payment under the Plan occurs in 2010.

NOTE N — WARRANTS AND STOCK-BASED COMPENSATION

Warrants

The Company has issued warrants to purchase shares of its common stock to the holders of certain notes. At December 31, 2000, warrants to purchase 830,650 shares, at a weighted average exercise price of $5.55, were outstanding. During 2001, the Company issued 70,575 shares of its common stock in connection with a cashless exercise of warrants to purchase 225,914 shares. On December 31, 2001, 244,735 warrants expired. As of December 31, 2002, warrants to purchase 360,001 shares, at a weighted average exercise price of $5.00, were outstanding and exercisable. During 2003, the Company issued 193,327 shares of its Common Stock in connection with a cashless exercise of warrants to purchase 360,001 shares. At December 31, 2004 and 2003, no warrants were outstanding.

NOTE N — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

During the years ended December 31, 2004 and 2003, the Company granted 24,725 and 215,593 restricted shares of the Company’s common stock, respectively, to certain employees and directors. The aggregate granted shares have vesting dates through October 2008. The aggregate market value of these shares was $3.3 million at the date of grant which is being amortized to expense ratably over the vesting period of each group of granted shares. The balance of unamortized compensation was $2.0 million and $2.6 million at December 31, 2004 and 2003, respectively. During 2004 and 2003, 7,000 and 2,000 restricted shares of common stock, respectively, were cancelled.

Options

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock awards in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. At December 31, 2004 and 2003, 491,002 and 591,002 shares of common stock were available for issuance, respectively.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 1,000 shares of restricted shares of common stock to each director (in addition to the annual grant of an option to purchase 5,000 shares of common stock) and permits the grant of an additional stock option in the event the director elects to receive his or her annual director fee in shares of restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of one year following grant and generally with expirations of ten years after grant. During 2003, 6,000 shares were cancelled under the 2003 Directors’ Plan, respectively. No cancellations occurred during 2004. At December 31, 2004 and 2003, 426,371 shares and 458,236 shares of common stock, respectively, were available for issuance.

NOTE N — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

Non-qualified Options

Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. Similarly, under an employment agreement, in January 2002, the Company issued to its President and Chief Operating Officer a non-qualified option to purchase 350,000 shares of its common stock at an exercise price of $6.02 per share. In addition, the Company has issued to other employees non-qualified options to purchase an aggregate of 80,000 shares of its common stock at a weighted average exercise price of $8.73 per share. These options were granted at fair market value of the underlying common stock on the date of grant. During 2004 no options were exercised under this plan, whereas 44,000 shares were exercised during 2003. During 2004, options to exercise 20,000 shares were cancelled due to the termination of one of the Company’s employees and the holder of such shares. No cancellations occurred during 2003. At December 31, 2004 and 2003, 229,750 and 119,750 non-qualified options were exercisable, respectively.

General

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2001	4,051,281	$7.12	217,500	$8.38
Granted	405,998	14.94	30,000	14.00
Terminated	(523,378)	11.08	(12,500)	8.99
Exercised	(612,333)	5.28	(5,000)	3.42

Outstanding at December 31, 2002	3,321,568	$6.98	230,000	$8.50
Granted	308,832	14.00	36,171	11.74
Terminated	(44,256)	5.31	(41,250)	11.36
Exercised	(592,804)	4.16	(48,750)	6.45

Outstanding at December 31, 2003	2,993,340	$9.39	176,171	$9.06
Granted	100,000	15.67	31,865	16.10
Terminated	(13,387)	4.82	--	--
Exercised	(253,486)	4.39	(5,000)	4.38

Outstanding at December 31, 2004	2,826,467	$10.13	203,036	$10.28

NOTE N — WARRANTS AND STOCK-BASED COMPENSATION (CONTINUED)

General (continued)

The summary of the options exercisable is as follows:

	Employee Plans	Director Plans
December 31,
2004	2,259,305	131,639
2003	1,937,838	107,500
2002	1,673,112	140,000

Information concerning outstanding and exercisable options as of December 31, 2004 is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Weighted
Range of Exercise Prices			Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Average Exercise Price
$1.64	to	$1.65	660,439	4.5	$1.64	610,023	$1.64
3.00	to	4.13	41,000	2.2	3.62	41,000	3.62
4.63	to	6.13	931,513	3.9	5.40	737,763	5.25
8.75	to	13.00	207,841	3.6	10.80	162,247	10.88
13.25	to	18.63	1,513,960	5.7	14.79	953,911	14.77
20.81	to	22.50	115,750	3.8	22.19	115,750	22.19

			3,470,503	4.80	$9.64	2,620,694	$8.95

NOTE O — LEASES

Operating Leases

The Company leases office space under noncancellable operating leases, the majority of which contain escalation clauses. Certain of these leases also contain renewal options. Rent expense was approximately $28.6 million, $25.4 million and $24.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease rental income of $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, was netted against rent expense. The Company estimates it will receive approximately $1.1 million of sublease rent income in the future.

NOTE O – LEASES (CONTINUED)

Operating Leases (continued)

Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2004 are as follows:

(In thousands)
2005	$25,744
2006	19,946
2007	15,414
2008	11,118
2009	6,503
Thereafter	5,361

$84,086

Capital Leases

The Company leases copiers under a master lease agreement that allows for a purchase option at the end of the lease term. All leases under the master agreement are for four years with an annual renewal option. At December 31, 2004 and 2003, the Company had recorded capital assets of $0.3 million and $0.1 million, respectively, related to this agreement.

Future minimum lease payments under non-cancelable capital leases and the present value of the minimum lease payments at December 31, 2004 is as follows:

(In thousands)
2005	$113
2006	113
2007	107
2008	28
2009	--
Thereafter	--

Total minimum lease payments	361
Less: excecutory costs	(100)

Net minimum lease payments	261
Less: interest cost	(36)

Present value of net minimum lease payments	$225

NOTE P — RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company’s outside general counsel. The Company’s Chairman and Chief Executive Officer is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $2.3 million, $2.1 million and $2.4 million for the years ended 2004, 2003 and 2002, respectively, which amounted to less than one-half of one percent of that firm’s annual revenues for each such year. At December 31, 2004 and 2003, the Company had $0.5 million and $0.5 million payable to Foley & Lardner LLP, respectively.

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

The reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers, fabrication centers of O&P components and Linkia. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other	Total
2004
Net sales
Customers	$528,783	$39,938	$--	$568,721
Intersegments	--	69,419	(69,419)	--
EBITDA	92,475	12,995	(31,399)	74,071
Total assets	585,071	37,253	80,982	703,306
Capital expenditures	15,205	573	3,676	19,454
2003
Net sales
Customers	$512,625	$35,278	$--	$547,903
Intersegments	--	60,816	(60,816)	--
EBITDA	103,141	11,623	(20,760)	94,004
Total assets	612,895	31,128	94,325	738,348
Capital expenditures	14,327	185	3,420	17,932
2002
Net sales
Customers	$496,031	$29,503	$--	$525,534
Intersegments	--	53,182	(53,182)	--
EBITDA	103,265	9,877	(19,763)	93,379
Total assets	574,655	25,775	110,373	710,803
Capital expenditures	7,766	86	1,260	9,112

“Other” EBITDA presented in the preceding table consists of corporate general and administrative expenses.

The following table reconciles EBITDA to consolidated net income:

(In thousands)	2004	2003	2002
EBITDA	$74,071	$94,004	$93,379
Depreciation and amortization	13,531	10,690	9,892
Other charges	45,808	(213)	1,860
Interest expense, net	34,558	36,278	38,314
Extinguishment of debt	--	20,082	4,686
Provision for income taxes	3,568	11,521	15,635

Net (loss) income	$(23,394)	$15,646	$22,992

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

The following table presents the details of “Other” total assets at December 31:

(In thousands)	2004	2003	2002
Corporate intercompany receivable (payable) from:
Patient-care centers segment	$72,889	$71,895	$76,711
Distribution segment	(16,454)	(14,369)	(11,374)
Other	24,547	36,799	45,036

	$80,982	$94,325	$110,373

“Other” total assets presented in the preceding table primarily consist of corporate cash and deferred taxes not specifically identifiable to the reportable segments.

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2004, 2003 and 2002.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed Consolidating Balance Sheets, as of December 31, 2004 and 2003 and Statements of Operations and Cash Flows for the years ended December 31, 2004, 2003 and 2002, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2004	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,466	$4,885	$--	$8,351
Accounts receivable	--	109,191	--	109,191
Inventories	--	67,691	--	67,691
Prepaid expenses, other assets and income taxes receivable	741	5,211	--	5,952
Intercompany receivable	503,954	--	(503,954)	--
Deferred income taxes	6,014	--	--	6,014

Total current assets	514,175	186,978	(503,954)	197,199
Property, plant and equipment, net	6,770	41,196	--	47,966
Intangible assets, net	--	447,201	--	447,201
Investment in subsidiaries	114,472	--	(114,472)	--
Other assets	9,562	1,378	--	10,940

Total assets	$644,979	$676,753	$(618,426)	$703,306

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,998	$--	$4,498
Accounts payable	1,998	16,123	--	18,121
Accrued expenses	6,190	3,369	--	9,559
Accrued interest payable	8,108	109	--	8,217
Accrued compensation related costs	1,594	28,937	--	30,531

Total current liabilities	19,390	51,536	--	70,926
Long-term debt, less current portion	379,299	9,314	--	388,613
Deferred income taxes	36,458	(4,862)	--	31,596
Intercompany payable	--	503,954	(503,954)	--
Other liabilities	1,766	2,339	--	4,105

Total liabilities	436,913	562,281	(503,954)	495,240

Redeemable preferred stock	56,050	--	--	56,050

Common stock	218	35	(35)	218
Additional paid-in capital	154,434	7,460	(7,460)	154,434
Unearned compensation	(1,980)	--	--	(1,980)
Retained earnings	--	107,517	(107,517)	--
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	152,016	114,472	(114,472)	152,016

Total liabilities, redeemable preferred stock
and shareholders' equity	$644,979	$676,753	$(618,426)	$703,306

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2003	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)

ASSETS
Cash and cash equivalents	$10,665	$4,698	$--	$15,363
Accounts receivable	--	112,936	--	112,936
Inventories	--	60,643	--	60,643
Prepaid expenses, other assets and income taxes receivable	960	9,200	--	10,160
Intercompany receivable	505,338	--	(505,338)	--
Deferred income taxes	10,275	--	--	10,275

Total current assets	527,238	187,477	(505,338)	209,377
Property, plant and equipment, net	4,365	38,905	--	43,270
Intangible assets, net	--	473,888	--	473,888
Investment in subsidiaries	135,465	--	(135,465)	--
Other assets	11,061	752	--	11,813

Total assets	$678,129	$701,022	$(640,803)	$738,348

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,875	$3,069	$--	$4,944
Accounts payable	1,670	16,289	--	17,959
Accrued expenses	3,377	1,855	--	5,232
Accrued interest payable	8,990	113	--	9,103
Accrued compensation related costs	1,404	29,462	--	30,866

Total current liabilities	17,316	50,788	--	68,104
Long-term debt, less current portion	396,311	8,181	--	404,492
Deferred income taxes	34,326	--	--	34,326
Intercompany payable	--	505,338	(505,338)	--
Other liabilities	638	1,250	--	1,888

Total liabilities	448,591	565,557	(505,338)	508,810

Redeemable preferred stock	51,463	--	--	51,463

Common stock	215	35	(35)	215
Additional paid-in capital	156,521	7,460	(7,460)	156,521
Unearned compensation	(2,599)	--	--	(2,599)
Retained earnings	24,594	128,510	(128,510)	24,594
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	178,075	135,465	(135,465)	178,075

Total liabilities, redeemable preferred stock
and shareholders' equity	$678,129	$701,022	$(640,803)	$738,348

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2004
Net sales	$--	$568,721	$--	$568,721
Cost of goods sold (exclusive of depreciation and amortization)	--	275,961	--	275,961

Gross profit	--	292,760	--	292,760
Selling, general and administrative	28,628	190,061	--	218,689
Depreciation and amortization	1,844	11,687	--	13,531
Other charges	--	45,808	--	45,808

(Loss) income from operations	(30,472)	45,204	--	14,732
Interest expense, net	33,772	786	--	34,558
Equity in earnings of subsidiaries	44,418	--	(44,418)	--

(Loss) income before taxes	(19,826)	44,418	(44,418)	(19,826)
Provision for income taxes	3,568	--	--	3,568

Net (loss) income	$(23,394)	$44,418	$(44,418)	$(23,394)

Year ended December 31, 2003
Net sales	$--	$547,903	$--	$547,903
Cost of goods sold (exclusive of depreciation and amortization)	--	258,383	--	258,383

Gross profit	--	289,520	--	289,520
Selling, general and administrative	20,760	174,756	--	195,516
Depreciation and amortization	1,473	9,217	--	10,690
Other charges	--	(213)	--	(213)

(Loss) income from operations	(22,233)	105,760	--	83,527
Interest expense, net	35,677	601	--	36,278
Equity in earnings of subsidiaries	105,159	--	(105,159)	--
Extinguishment of debt	20,082	--	--	20,082

Income before taxes	27,167	105,159	(105,159)	27,167
Provision for income taxes	11,521	--	--	11,521

Net income	$15,646	$105,159	$(105,159)	$15,646

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2002
Net sales	$--	$525,534	$--	$525,534
Cost of goods sold (exclusive of depreciation and amortization)	--	247,068	--	247,068

Gross profit	--	278,466	--	278,466
Selling, general and administrative	19,761	165,326	--	185,087
Depreciation and amortization	1,339	8,553	--	9,892
Other charges	--	1,860	--	1,860

(Loss) income from operations	(21,100)	102,727	--	81,627
Interest expense, net	6,207	32,107	--	38,314
Equity in earnings of subsidiaries	70,620	--	(70,620)	--
Extinguishment of debt	4,686	--	--	4,686

Income before taxes	38,627	70,620	(70,620)	38,627
Provision for income taxes	15,635	--	--	15,635

Net income	$22,992	$70,620	$(70,620)	$22,992

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2004
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(51,633)	$100,727	$--	$49,094

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,249)	(15,205)	--	(19,454)
Acquisitions and earnouts	--	(19,462)	--	(19,462)
Acquisition of distribution rights	--	(65)	--	(65)
Purchase of technology license and patent	--	(298)	--	(298)
Intercompany dividends	65,411	(65,411)	--	--
Proceeds from sale of property, plant and equipment	--	3,330	--	3,330

Net cash provided by (used in) investing activities	61,162	(97,111)	--	(35,949)

Cash flows from financing activities:
Borrowings under revolving credit agreement	45,000	--	--	45,000
Repayments under revolving credit agreement	(60,000)	--	--	(60,000)
Repayments under term loan	(1,875)	--	--	(1,875)
Scheduled repayment of long-term debt	--	(3,429)	--	(3,429)
Increase in financing costs	(988)	--	--	(988)
Proceeds from issuance of Common Stock	1,135	--	--	1,135

Net cash used in financing activities	(16,728)	(3,429)	--	(20,157)

Net (decrease) increase in cash and cash equivalents	(7,199)	187	--	(7,012)
Cash and cash equivalents, at beginning of year	10,665	4,698	--	15,363

Cash and cash equivalents, at end of year	$3,466	$4,885	$--	$8,351

Year ended December 31, 2003
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,050)	$95,942	$--	$59,892

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,208)	(16,724)	--	(17,932)
Acquisitions and earnouts	--	(10,450)	--	(10,450)
Intercompany dividends	65,451	(65,451)	--	--
Proceeds from sale of property, plant and equipment	4	901	--	905

Net cash provided by (used in) investing activities	64,247	(91,724)	--	(27,477)

Cash flows from financing activities:
Borrowings under revolving credit agreement	59,461	--	--	59,461
Repayments under revolving credit agreement	(44,461)	--	--	(44,461)
Borrowings under term loan	150,000	--	--	150,000
Repayments of senior subordinated notes	(134,438)	--	--	(134,438)
Scheduled repayment of long-term debt	--	(5,516)	--	(5,516)
Increase in financing costs	(19,922)	--	--	(19,922)
Proceeds from issuance of Common Stock	2,944	--	--	2,944
Repurchase of Redeemable Convertible Preferred Stock	(31,686)	--	--	(31,686)

Net cash used in financing activities	(18,102)	(5,516)	--	(23,618)

Net increase (decrease) in cash and cash equivalents	10,095	(1,298)	--	8,797
Cash and cash equivalents, at beginning of year	570	5,996	--	6,566

Cash and cash equivalents, at end of year	$10,665	$4,698	$--	$15,363

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2002
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10,317)	$57,851	$--	$47,534

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,260)	(7,852)	--	(9,112)
Acquisitions and earnouts	--	(10,407)	--	(10,407)
Intercompany dividends	34,052	(34,052)	--	--
Proceeds from sale of property, plant and equipment	--	1,507	--	1,507

Net cash provided by (used in) investing activities	32,792	(50,804)	--	(18,012)

Cash flows from financing activities:
Borrowings under revolving credit agreement	46,975	--	--	46,975
Repayments under revolving credit agreement	(106,775)	--	--	(106,775)
Proceeds from sale of Senior Notes	200,000	--	--	200,000
Repayment and termination of bank loans	(153,587)	--	--	(153,587)
Scheduled repayment of long-term debt	--	(11,306)	--	(11,306)
Increase in financing costs	(9,830)	--	--	(9,830)
Proceeds from issuance of Common Stock	3,917	--	--	3,917
Repurchase of outstanding stock options	(2,393)	--	--	(2,393)

Net cash used in financing activities	(21,693)	(11,306)	--	(32,999)

Net increase (decrease) in cash and cash equivalents	782	(4,259)	--	(3,477)
Cash and cash equivalents, at beginning of year	(212)	10,255	--	10,043

Cash and cash equivalents, at end of year	$570	$5,996	$--	$6,566

HANGER ORTHOPEDIC GROUP, INC.SCHEDULE
II VALUATION AND QUALIFYING ACCOUNTS

YEAR	CLASSIFICATION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	WRITE OFFS	BALANCE AT END OF YEAR
		(In thousands)
2004	Allowance for doubtful accounts	$3,875	$20,551	$19,174	$5,252
	Inventory reserves	120	200	91	229
2003	Allowance for doubtful accounts	$8,649	$22,435	$27,209	$3,875
	Inventory reserves	118	2	--	120
2002	Allowance for doubtful accounts	$17,625	$20,753	$29,729	$8,649
	Inventory reserves	129	--	11	118

S-1