Form 10-Q
period 2005-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2005-05-06
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________________

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

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

        As of May 4, 2005, 21,509,491 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - March 31, 2005 and
December 31, 2004		1
Unaudited Condensed Consolidated Statements of Operations for the Three Months
Ended March 31, 2005 and 2004		3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2005 and 2004		4
Notes to Condensed Consolidated Financial Statements (Unaudited)		5
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 6.	Exhibits	30
SIGNATURES		31
Exhibit Index		32
Certifications of Chief Executive Officer and Chief Financial Officer		33

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

ASSETS	March 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$8,258	$8,351
Accounts receivable, less allowance for doubtful accounts
of $5,691 and $5,252 in 2005 and 2004, respectively	102,776	109,191
Inventories	68,775	67,691
Prepaid expenses, other assets and income taxes receivable	9,670	5,952
Deferred income taxes	5,960	6,014

Total current assets	195,439	197,199

PROPERTY, PLANT AND EQUIPMENT
Land	1,157	1,157
Buildings	6,098	6,095
Furniture and fixtures	11,740	11,680
Machinery and equipment	23,615	22,641
Leasehold improvements	27,067	26,820
Computer and software	39,994	39,680

Total property, plant and equipment, gross	109,671	108,073
Less accumulated depreciation and amortization	63,427	60,107

Total property, plant and equipment, net	46,244	47,966

INTANGIBLE ASSETS
Excess cost over net assets acquired	445,356	442,586
Patents and other intangible assets, $9,999 and $9,999 less accumulated
amortization of $5,603 and $5,384 in 2005 and 2004, respectively	4,396	4,615

Total intangible assets, net	449,752	447,201

OTHER ASSETS
Debt issuance costs, $15,385 and $15,382 less accumulated amortization
of $6,718 and $6,074 in 2005 and 2004, respectively	8,667	9,308
Other assets	1,485	1,632

Total other assets	10,152	10,940

TOTAL ASSETS	$701,587	$703,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY	March 31, 2005	December 31, 2004
CURRENT LIABILITIES
Current portion of long-term debt	$4,571	$4,498
Accounts payable	21,004	18,121
Accrued expenses	9,205	9,559
Accrued interest payable	3,406	8,217
Accrued compensation related costs	10,004	30,531

Total current liabilities	48,190	70,926

LONG-TERM LIABILITIES
Long-term debt, less current portion	407,888	388,613
Deferred income taxes	32,293	31,596
Other liabilities	3,448	4,105

Total liabilities	491,819	495,240

COMMITMENTS AND CONTINGENCIES (Refer to Note H)
PREFERRED STOCK
10% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share, 10,000,000 shares authorized,
37,881 shares issued and outstanding in 2005 and 2004	57,469	56,050

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,107,803 and 21,767,312 shares issued and
outstanding in 2005 and 2004, respectively	221	218
Additional paid-in capital	156,294	154,434
Unearned compensation	(3,560)	(1,980)
Retained earnings	--	--

	152,955	152,672
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	152,299	152,016

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$701,587	$703,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2005	2004
Net sales	$133,000	$131,609
Cost of goods sold (exclusive of depreciation and amortization)	67,446	65,400

Gross profit	65,554	66,209
Selling, general and administrative	50,937	47,391
Depreciation and amortization	3,509	3,314

Income from operations	11,108	15,504
Interest expense, net	8,843	8,073

Income before taxes	2,265	7,431
Provision for income taxes	930	3,041

Net income	1,335	4,390
Preferred stock dividend and accretion	1,419	917

Net (loss) income applicable to common stock	$(84)	$3,473

Basic Per Common Share Data
Net (loss) income applicable to common stock	$(0.00)	$0.16

Shares used to compute basic per common share amounts	21,615,850	21,335,806

Diluted Per Common Share Data
Net (loss) income applicable to common stock	$(0.00)	$0.15

Shares used to compute diluted per common share amounts	21,615,850	22,808,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,335	$4,390
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of assets	--	13
Provision for bad debt	4,943	4,832
Depreciation and amortization	3,509	3,314
Amortization of debt issuance costs	644	595
Compensation expense on restricted stock	257	212
Amortization of terminated interest rate swaps	(128)	(128)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	1,472	(1,103)
Inventories	(935)	(144)
Prepaid expenses, other assets, and income taxes receivable	(3,669)	816
Deferred income taxes	751	1,048
Other assets	(30)	(533)
Accounts payable	(1,355)	(7,986)
Accrued expenses, accrued interest payable, and income taxes payable	(5,468)	(7,194)
Accrued compensation related costs	(20,527)	(13,768)
Other liabilities	(658)	371

Net cash used in operating activities	(19,859)	(15,265)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(1,553)	(4,716)
Acquisitions and earnouts (net of cash acquired)	(983)	(15,684)
Purchase of technology license and patent	--	(200)
Proceeds from sale of property, plant and equipment	--	80

Net cash used in investing activities	(2,536)	(20,520)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,000	27,000
Repayments under revolving credit agreement	(9,000)	(3,000)
Repayments under term loan	(375)	--
Scheduled repayment of long-term debt	(636)	(1,246)
Increase in financing costs	(3)	(3)
Proceeds from issuance of Common Stock	118	676
Change in book overdraft	3,198	--

Net cash provided by financing activities	22,302	23,427

Decrease in cash and cash equivalents	(93)	(12,358)
Cash and cash equivalents, at beginning of period	8,351	15,363

Cash and cash equivalents, at end of period	$8,258	$3,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004, filed by the Company with the SEC.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year inventory count and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Estimated cost of goods sold during the period is reconciled and

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Inventories (continued)

adjusted when the annual physical inventory is completed during the Company’s fiscal fourth quarter. The Company treats these adjustments as changes in accounting estimates. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are reported as part of cost of goods sold.

Stock-Based Compensation

Restricted Shares of Common Stock

The Company issues restricted shares of common stock to its directors and certain employees. The Company recognizes the fair value of those shares at the date of grant as unearned compensation and amortizes such amount to compensation expense ratably over the vesting period of each grant.

The Company granted 290,000 and 6,000 restricted shares of common stock during the three month periods ended March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, a total of 459,475 and 219,593 restricted shares of common stock were outstanding, respectively. These shares had an aggregate market value of $4.2 million and $3.1 million at March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, 1,500 shares became fully vested, the remainder have vesting dates through March 2009. No cancellations occurred during the three month periods ended March 31, 2005 and 2004.

Options

Stock-based compensation is accounted for using the intrinsic value based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income applicable to common stock and (loss) income per share if the Company had applied fair value recognition to stock-based employee compensation for all awards:

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

	Three Months Ended March 31,
	2005	2004
(In thousands, except per share amounts)
Net (loss) income applicable to common stock, as reported	$(84)	$3,473
Add: stock-based employee compensation expense related to
restricted shares of common stock, net of related tax effects,
included in net income as reported	152	125
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(560)	(520)

Pro forma net (loss) income applicable to common stock	$(492)	$3,078

(Loss) earnings per share:
Basic - as reported	$(0.00)	$0.16
Basic - pro forma	(0.02)	0.14
Diluted - as reported	(0.00)	0.15
Diluted - pro forma	(0.02)	0.13

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected term (years)	4.5	4.5
Volatility factor	82%	75%
Risk free interest rate	3.9%	3.0%
Dividend yield	0.0%	0.0%
Fair value	$5.25	$9.41

During each of the three month periods ended March 31, 2005 and 2004, the Company granted aggregate options to purchase 100,000 shares of the Company’s common stock.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s operating segments. The description of the Company’s segments and the disclosure of segment information are presented in Note L.

NOTE C – SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash paid during the period for:
Interest	$13,166	$13,158
Income taxes	724	383
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$1,419	$917
Issuance of notes in connection with acquisitions	485	2,600
Issuance of restricted shares of common stock	1,838	112

NOTE D – INVENTORY

Inventories consist of the following:

(In thousands)	March 31, 2005	December 31, 2004
Raw materials	$32,207	$32,120
Work in process	22,558	22,558
Finished goods	14,010	13,013

	$68,775	$67,691

NOTE E – ACQUISITIONS

During the three month period ended March 31, 2005, the Company acquired one orthotics and prosthetics company that operated a total of three patient-care centers for which it paid an aggregate of $1.7 million. The Company purchased two orthotics and prosthetics companies during the three month period ended March 31, 2004 for which it paid an aggregate purchase price of $18.6 million. The 2004 first quarter acquisitions operated a total of 27 patient-care centers. None of these acquisitions, individually or in the aggregate, were material to the Company.

The Company believes that the purchased entities contributed to a higher market share and allowed the Company to enter new markets. The entities acquired during the three month period ended March 31, 2005 contributed $0.6 million in net sales as of March 31, 2005. The entities acquired during the three month period ended March 31, 2004 contributed $4.9 million and $3.0 million in net sales during the three month periods ended March 31, 2005 and 2004, respectively. All of the above acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquisitions are included in the Company’s consolidated results of operations from their respective date of acquisition.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company did not make earnout payments during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company made earnout payments of $0.04 million. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $3.5 million related to earnout provisions in future periods.

The activity related to goodwill for the three months ended March 31, 2005 is as follows:

(In thousands)
Balance at December 31, 2004	$442,586
Additions due to acquisitions	1,955
Liability due to earnouts	815

Balance at March 31, 2005	$445,356

The additions to goodwill during the period will be deductible for tax purposes in future periods.

NOTE F –RESTRUCTURING

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of March 31, 2005, the remaining reserve is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. At March 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.1 million in lease costs had been paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. The remaining benefit payments, which are estimated at less than $0.1 million, are expected to be paid during the second quarter of 2005, and approximately $0.3 million of lease payments are expected to be paid through April 2008.

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	March 31, 2005	December 31, 2004
Revolving credit facility	$35,000	$15,000
10 3/8% Senior Notes due 2009 (1)	201,985	202,112
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	147,750	148,125
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 11.6%, maturing
through December 2011	12,162	12,312

	412,459	393,111
Less current portion	(4,571)	(4,498)

	$407,888	$388,613

(1) At March 31, 2005 and December 31, 2004 the outstanding amount includes $2.0 million and $2.1 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has a supply agreement with Seattle Systems which requires it to make annual minimum purchases of $9.0 million through October 2005. At March 31, 2005, there is $0.5 million in escrowed funds, which will be settled based upon the current year’s purchasing levels during the fourth quarter of 2005.

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation has been expanded to cover certain of the Company’s other patient-care centers and will include consideration of the allegations made in the Amended Complaint filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the three months ended March 31, 2005 and the year ended December 31, 2004 were $0.2 million and $1.2 million, respectively or less than 0.5% of the Company’s net sales for those periods.

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

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

On March 17, 2005, a derivative action was filed against the Company and its directors in the Circuit Court for Montgomery County, Maryland. The lawsuit, which is encaptioned James Elgas v. Ivan Sable, et al, Civil No. 259940-V, largely repeats the billing allegations made in the consolidated amended complaint filed by the plaintiffs In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Elgas complaint alleges that Hanger’s directors breached their fiduciary duties to the Company. The plaintiff purports to seek monetary damages and unspecified equitable relief, on behalf of the Company, against the Company’s directors.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

NOTE I – REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE J – NET INCOME (LOSS) PER COMMON SHARE

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

Net income (loss) per share is computed as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2005	2004
Net income	$1,335	$4,390
Less preferred stock dividends declared and accretion	1,419	917

Net (loss) income applicable to common stock	$(84)	$3,473

Shares of common stock outstanding used to compute basic
per common share amounts	21,615,850	21,335,806
Effect of dilutive options and restricted shares	--	1,472,748

Shares used to compute dilutive per common share amounts (1)	21,615,850	22,808,554

Basic (loss) income per share applicable to common stock	$(0.00)	$0.16
Diluted (loss) income per share applicable to common stock	(0.00)	0.15

(1) For 2005 and 2004, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is
considered anti-dilutive. For the three months ended March 31, 2005 and 2004, options to purchase 1,956,301 and
138,750 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the
Company's common stock during the period.

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic pension expense is actuarially determined and includes service and interest costs that represent the long term pension obligation. The periodic pension expense was calculated using the following assumptions (i) the employee’s current age; (ii) an estimated retirement age of 65 years; (iii) an assumed discount rate of 6.0%; and (iv) an estimated annual compensation increase of 3.0%. At March 31, 2005, the estimated total periodic pension obligation was $12.2 million. As of March 31, 2005 and December 31, 2004, the Company had accrued $0.5 million and $1.6 million, respectively, of the total pension obligation, which represented the minimum funding requirement. The accrued balance at March 31, 2005 was comprised of $0.4 million in service cost and less than $0.1 million in interest cost. The Company plans to accrue an additional $1.4 million to the Plan during the current fiscal year. The first payment under the Plan occurs in 2010.

NOTE L – SEGMENT AND RELATED INFORMATION

The Company has identified two segments in which it operates, based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segment’s EBITDA. EBITDA is defined as income from operations plus depreciation and amortization and other charges, if any. Other charges may include extinguishments of debt and goodwill impairment. Other EBITDA not directly attributable to reportable segments is primarily related to corporate general and administrative expenses.

The two segments are: (i) patient-care centers and (ii) distribution. The segments are described further below:

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

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Principles” in Note B to the condensed consolidated financial statements.

Summarized financial information concerning the Company’s segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices that approximate market values.

NOTE L – SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other and Eliminations	Total
Three Months Ended March 31, 2005
Net sales
Customers	$122,836	$10,164	$--	$133,000
Intersegments	--	16,621	(16,621)	--
EBITDA	18,071	3,341	(6,795)	14,617
Three Months Ended March 31, 2004
Net sales
Customers	$122,557	$9,052	$--	$131,609
Intersegments	--	16,776	(16,776)	--
EBITDA	22,313	2,885	(6,380)	18,818

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended March 31,
(In thousands)	2005	2004
EBITDA	$14,617	$18,818
Depreciation and amortization	3,509	3,314
Interest expense, net	8,843	8,073
Provision for income taxes	930	3,041

Net income	$1,335	$4,390

NOTE M – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized Condensed Consolidating Balance Sheets, as of March 31, 2005 and December 31, 2004 and Condensed Consolidating Statements of Operations and Cash Flows for the three month periods ended March 31, 2005 and 2004 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - March 31, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$236	$8,022	$--	$8,258
Accounts receivable	--	102,776	--	102,776
Inventories	--	68,775	--	68,775
Prepaid expenses, other assets and income taxes receivable	3,035	6,635	--	9,670
Intercompany receivable	504,829	--	(504,829)	--
Deferred income taxes	5,960	--	--	5,960

Total current assets	514,060	186,208	(504,829)	195,439
Property, plant and equipment, net	6,522	39,722	--	46,244
Intangible assets, net	--	449,752	--	449,752
Investment in subsidiaries	131,783	--	(131,783)	--
Other assets	8,919	1,233	--	10,152

Total assets	$661,284	$676,915	$(636,612)	$701,587

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$3,071	$--	$4,571
Accounts payable	1,856	19,148	--	21,004
Accrued expenses	5,757	3,448	--	9,205
Accrued interest payable	3,286	120	--	3,406
Accrued compensation related costs	820	9,184	--	10,004
Income taxes payable	723	(723)	--	--

Total current liabilities	13,942	34,248	--	48,190
Long-term debt, less current portion	398,797	9,091	--	407,888
Deferred income taxes	37,156	(4,863)	--	32,293
Intercompany payable	--	504,829	(504,829)	--
Other liabilities	1,621	1,827	--	3,448

Total liabilities	451,516	545,132	(504,829)	491,819

Redeemable preferred stock	57,469	--	--	57,469

Common stock	221	35	(35)	221
Additional paid-in capital	156,294	7,460	(7,460)	156,294
Unearned compensation	(3,560)	--	--	(3,560)
Retained earnings	--	124,828	(124,828)	--
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	152,299	131,783	(131,783)	152,299

Total liabilities, redeemable preferred stock
and shareholders' equity	$661,284	$676,915	$(636,612)	$701,587

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2004	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,466	$4,885	$--	$8,351
Accounts receivable	--	109,191	--	109,191
Inventories	--	67,691	--	67,691
Prepaid expenses, other assets and income taxes receivable	741	5,211	--	5,952
Intercompany receivable	503,954	--	(503,954)	--
Deferred income taxes	6,014	--	--	6,014

Total current assets	514,175	186,978	(503,954)	197,199
Property, plant and equipment, net	6,770	41,196	--	47,966
Intangible assets, net	--	447,201	--	447,201
Investment in subsidiaries	114,472	--	(114,472)	--
Other assets	9,562	1,378	--	10,940

Total assets	$644,979	$676,753	$(618,426)	$703,306

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,998	$--	$4,498
Accounts payable	1,998	16,123	--	18,121
Accrued expenses	6,190	3,369	--	9,559
Accrued interest payable	8,108	109	--	8,217
Accrued compensation related costs	1,594	28,937	--	30,531

Total current liabilities	19,390	51,536	--	70,926
Long-term debt, less current portion	379,299	9,314	--	388,613
Deferred income taxes	36,458	(4,862)	--	31,596
Intercompany payable	--	503,954	(503,954)	--
Other liabilities	1,766	2,339	--	4,105

Total liabilities	436,913	562,281	(503,954)	495,240

Redeemable preferred stock	56,050	--	--	56,050

Common stock	218	35	(35)	218
Additional paid-in capital	154,434	7,460	(7,460)	154,434
Unearned compensation	(1,980)	--	--	(1,980)
Retained earnings	--	107,517	(107,517)	--
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	152,016	114,472	(114,472)	152,016

Total liabilities, redeemable preferred stock
and shareholders' equity	$644,979	$676,753	$(618,426)	$703,306

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended March 31, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$133,000	$--	$133,000
Cost of goods sold (exclusive of depreciation and amortization)	--	67,446	--	67,446

Gross profit	--	65,554	--	65,554
Selling, general and administrative	5,981	44,956	--	50,937
Depreciation and amortization	396	3,113	--	3,509

(Loss) income from operations	(6,377)	17,485	--	11,108
Interest expense, net	8,669	174	--	8,843
Equity in earnings of subsidiaries	17,311	--	(17,311)	--

Income before taxes	2,265	17,311	(17,311)	2,265
Provision for income taxes	930	--	--	930

Net income	$1,335	$17,311	$(17,311)	$1,335

STATEMENT OF OPERATIONS Three Months Ended March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$131,609	$--	$131,609
Cost of goods sold (exclusive of depreciation and amortization)	--	65,400	--	65,400

Gross profit	--	66,209	--	66,209
Selling, general and administrative	6,379	41,012	--	47,391
Depreciation and amortization	434	2,880	--	3,314

(Loss) income from operations	(6,813)	22,317	--	15,504
Interest expense, net	7,906	167	--	8,073
Equity in earnings of subsidiaries	22,150	--	(22,150)	--

Income before taxes	7,431	22,150	(22,150)	7,431
Provision for income taxes	3,041	--	--	3,041

Net income	$4,390	$22,150	$(22,150)	$4,390

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(23,984)	$4,125	$--	$(19,859)

Cash flows from investing activities:
Purchase of property, plant and equipment	(148)	(1,405)	--	(1,553)
Acquisitions and earnouts	--	(983)	--	(983)

Net cash used in investing activities	(148)	(2,388)	--	(2,536)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,000	--	--	29,000
Repayments under revolving credit agreement	(9,000)	--	--	(9,000)
Repayments under term loan	(375)	--	--	(375)
Scheduled repayment of long-term debt	--	(636)	--	(636)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	118	--	--	118
Change in book overdraft	1,162	2,036	--	3,198

Net cash provided by financing activities	20,902	1,400	--	22,302

Net (decrease) increase in cash and cash equivalents	(3,230)	3,137	--	(93)
Cash and cash equivalents, at beginning of period	3,466	4,885	--	8,351

Cash and cash equivalents, at end of period	$236	$8,022	$--	$8,258

STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(31,805)	$16,540	$--	$(15,265)

Cash flows from investing activities:
Purchase of property, plant and equipment	(975)	(3,741)	--	(4,716)
Acquisitions and earnouts	--	(15,684)	--	(15,684)
Purchase of technology license and patent	--	(200)	--	(200)
Proceeds from sale of property, plant and equipment	--	80	--	80

Net cash used in investing activities	(975)	(19,545)	--	(20,520)

Cash flows from financing activities:
Borrowings under revolving credit agreement	27,000	--	--	27,000
Repayments under revolving credit agreement	(3,000)	--	--	(3,000)
Scheduled repayment of long-term debt	(750)	(496)	--	(1,246)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	676	--	--	676

Net cash provided by (used in) financing activities	23,923	(496)	--	23,427

Net decrease in cash and cash equivalents	(8,857)	(3,501)	--	(12,358)
Cash and cash equivalents, at beginning of period	10,665	4,698	--	15,363

Cash and cash equivalents, at end of period	$1,808	$1,197	$--	$3,005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from those indicated in the forward looking statements.

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care centers segment, which generated approximately 92.4% of our net sales in the first three months of 2005, and the distribution of O&P components segment, which accounted for 7.6% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. The increase or decrease in our same-center sales growth represents the aggregate change in our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. During the three months ended March 31, 2005, same-center sales decreased by 1.7% from the same period in 2004 as a result of lower sales volume. Total net sales increased by 1.1% over the same period in 2004, primarily due to acquisitions and increased sales of our distribution segment. We operated 615 and 612 patient-care centers at March 31, 2005 and 2004, respectively.

Our revenues and results of operations are affected by seasonal considerations. During the first quarter of each year, we have generally experienced lower net sales. This is due to two factors, the adverse weather conditions often experienced in certain geographical areas of the United States, and a greater degree of patients’ sole responsibility for payment of their insurance deductible during the beginning of each calendar year.

In our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year inventory count and other factors such as changes in our sales mix, purchase trends and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted in the fourth quarter after the annual physical inventory is conducted and compiled, and a new rate is established.

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $26.8 million for the three months ended March 31, 2005 with $16.6 million, or 61.9%, of total net sales made to our patient-care centers, and $10.2 million, or 38.1%, made to non-Hanger practitioners.

SPS has three distribution centers strategically located in the United States. SPS is able to deliver virtually any order within 48 hours of receipt. The ability to quickly deliver orders from its extensive product line allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Net income met management’s expectations for the three month period ended March 31, 2005. These results are lower than the prior year’s comparable period due to the same-center sales decline which was caused principally by continued pressure on reimbursement. However, we are aggressively moving to address these factors in five ways:

•	During 2004, we initiated deployment of Linkia, the first network management service dedicated solely to serving the O&P market. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks of those companies. In March of 2004, the Company entered into its first Linkia contract, and we expect to sign additional contracts in 2005. We will continue deployment of Linkia through the remainder of 2005 and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to begin impacting sales during the second half of 2005 as new contracts are phased in on a geographic basis.

•	Development of businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare.

•	Continued development, patenting and marketing of devices based upon new cutting edge technology. We anticipate bringing new technology to the market through our Innovative Neurotronics product line.

•	Providing training and continued education, career development, a wide array of O&P products and selective application of new technology to our practitioners.

•	Continued investment in marketing, both in terms of a local sales force, and in personnel and systems to support the effort to acquire national contracts, enabling us to reverse the current same-center sales decline and increase same-center sales and our market share.

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the three months ended March 31, 2005 decreased to 65 days compared to 73 days for the same period last year. The decrease in DSO is due to an increased effort at our patient-care centers to target collections as well as the implementation of electronic billing. We believe that improvement in this area will continue due to the efficiencies resulting from our new billing system.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, adjustments, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our significant accounting policies are stated in Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation of O/P/S, a centralized billing system, the Company utilized approximately 15 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. Upon completion of the rollout of O/P/S late in the second quarter, we will develop a report to provide this information for the period after the conversion. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will be able to disclose this information will be in the third quarter of 2005. However, the information will not be comparative until the third quarter of 2006.

Disallowed sales generally relate to billings to payors with whom we do not have a formal contract. In these situations we record the sale at usual and customary rates and simultaneously record a disallowed sale to reduce the sale to net value, based on our historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances. On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method for interim reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations and their percentage of our net sales:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	50.7	49.7

Gross profit	49.3	50.3
Selling, general and administrative	38.3	36.1
Depreciation and amortization	2.6	2.5

Income from operations	8.4	11.7
Interest expense, net	6.7	6.1

Income before taxes	1.7	5.6
Provision for income taxes	0.7	2.3

Net income	1.0	3.3

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Sales. Net sales for the three months ended March 31, 2005 were $133.0 million, an increase of $1.4 million, or 1.1%, versus net sales of $131.6 million for the three months ended March 31, 2004. The sales growth was the result of a $1.1 million, or 12.1%, increase in outside sales of the distribution segment, $2.1 million from acquired practices that are not part of the same-center sales calculation and $0.2 million increase in non-O&P business. Same-center sales at our patient-care centers segment declined $2.0 million, or 1.7%.

Gross Profit. Gross profit for the three months ended March 31, 2005 was $65.6 million, a decrease of approximately $0.6 million, or 0.9%, versus $66.2 million for the three months ended March 31, 2004. The decrease in gross profit was due to the decline in same-center sales and increased material and labor costs. Gross profit as a percentage of net sales for the three months ended March 31, 2005 decreased to 49.3% from 50.3% for the three months ended March 31, 2004 as a result of continued pressure on reimbursement.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $3.5 million to $50.9 million, or 38.3% of net sales from $47.4 million, or 36.1% of net sales for the three months ended March 31, 2004. The increase was principally due to $0.9 million in fixed expenses from acquired practices, $0.5 million in salaries and benefits, $0.2 million in rent and occupancy costs and $1.9 million in other operating costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2005 was $3.5 million versus $3.3 million for the three months ended March 31, 2004. This increase was primarily due to the depreciation of hardware and software for our new billing system.

Income from Operations. As a result of the above, income from operations for the three months ended March 31, 2005 was $11.1 million compared to $15.5 million for the three months ended March 31, 2004. Income from operations, as a percentage of net sales, decreased to 8.4% in the three months ended March 31, 2005 versus 11.7% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the three months ended March 31, 2005 increased to $8.8 million compared to $8.1 million in the three months ended March 31, 2004 due to higher interest rates applied to the balance of the Term Loan balance.

Income Taxes. Income tax provision of $0.9 million was recognized for the three months ended March 31, 2005 compared to $3.0 million for the same period of the prior year. The change in the income tax provision was primarily the result of lower income from operations. The effective tax rate for the three months ended March 31, 2005 was 41.1% compared to 40.9% for the three months ended March 31, 2004.

Net Income. As a result of the above, we recorded net income of $1.3 million for the three months ended March 31, 2005, compared to net income of $4.4 million for the same period in the prior year. Based on the preferred stock 10% PIK dividend of $1.4 million in the first quarter of 2005 compared to the $0.9 million preferred stock 7% PIK dividend in the prior year’s first quarter, we reported a net loss applicable to common stock of $0.1 million for the first quarter of 2005, or $(0.00) per diluted share, compared to net income applicable to common stock of $3.5 million, or $0.15 per diluted share, for the first quarter of 2004.

Financial Condition, Liquidity, and Capital Resources

Our working capital at March 31, 2005 was $147.2 million compared to $126.3 million at December 31, 2004. Current assets decreased by $1.8 million primarily due to a reduction in accounts receivable. The decrease in current assets was offset by a decrease in accrued compensation costs and accrued interest. Our ratio of current assets to current liabilities was 4.1 to 1 at March 31, 2005 compared to 2.8 to 1 at December 31, 2004. Available cash under our Revolving Credit Facility decreased to $6.8 million from $59.4 million at December 31, 2004 due to a combination of increased borrowings to fund the payout of variable compensation to our practitioners and the effect of seasonally lower sales in the first quarter. The Company in the past has seen a seasonal behavior in the first quarter and has generated significant cash flow from operations and paid down the Revolving Credit Facility during the remainder of the year. We expect that trend to continue in 2005. Availability under the Revolving Credit Facility is net of standby letters of credit approximating $1.9 million.

Net cash used in operating activities for the three months ended March 31, 2005 was $19.9 million, compared to $15.3 million for the three months ended March 31, 2004. The current year decline in operating cash flow was primarily due to lower net income.

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2005, versus $20.5 million for the same period in the prior year. The decrease resulted from fewer businesses being acquired and reduced purchasing of computer related equipment. During the three months ended March 31, 2005, we capitalized approximately $0.2 million in costs related to the development of software.

Net cash provided by financing activities was $22.3 million for the three months ended March 31, 2005 compared to $23.4 million for the three months ended March 31, 2004. The decrease in cash used by financing activities was primarily due to net draws on the Revolving Credit Facility to fund the first quarter bonus payments and the cash portion of acquisitions.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $8.0 million in acquisitions in fiscal 2005, according to the terms of the amended Revolving Credit Facility.

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2005:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
(In thousands)
Long-term debt	$3,648	$4,466	$39,584	$3,844	$358,539	$421	$410,502
Interest payments on long-term debt (1)	32,122	35,228	32,674	32,097	18,313	28	150,462
Operating leases	19,465	21,262	16,660	12,229	7,546	5,697	82,859
Capital leases	111	113	107	28	--	--	359
Unconditional purchase commitments (2)	9,000	--	--	--	--	--	9,000
Other long-term obligations	3,826	3,103	2,860	2,949	3,355	1,106	17,199

Total contractual cash obligations	$68,172	$64,172	$91,885	$51,147	$387,753	$7,252	$670,381

(1) Assumes the current variable rate of 6.1% on the Term Loan and the current weighted average variable rate of 7.5% on the Revolving Credit Facility.

(2) Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We have a supply agreement with Seattle Systems which requires us to make annual minimum purchases of $9.0 million through October 2005. At March 31, 2005, there was $0.5 million in escrowed funds, which will be settled based upon the current year’s purchasing levels during the fourth quarter of 2005.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At March 31, 2005, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of March 31, 2005, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $100.0 million revolving credit facility, with an outstanding balance of $35.0 million at March 31, 2005, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At March 31, 2005, we had three contracts outstanding which fixed LIBOR at 6.92%, 7.05% and 6.59%, and were set to expire on May 16, 2005, June 23, 2005 and June 30, 2005, respectively.

Presented below is an analysis of our financial instruments as of March 31, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$7,524	$8,263	$9,002	$9,740	$10,479	$11,218	$11,957
Revolving Credit Facility	2,100	$2,275	$2,450	2,625	$2,800	$2,975	$3,150

	$9,624	$10,538	$11,452	$12,365	$13,279	$14,193	$15,107

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. Legal Proceedings

For a description of certain legal proceedings, refer to the disclosure set forth in Note H (“Commitments and Contingent Liabilities”) in Part I, Item 1 (“Condensed Consolidated Financial Statements”).

The Company is also party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Company’s financial statements.

ITEM 6. Exhibits

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

HANGER ORTHOPEDIC GROUP, INC.
Dated: May 6, 2005	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: May 6, 2005	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: May 6, 2005	/s/ Thomas C. Hofmeister
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