Form 10-Q
period 2005-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2005-08-09
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number       1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:       (301) 986-0701

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
Yes X No __

        As of August 5, 2005, 21,576,511 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - June 30, 2005 and
December 31, 2004	1
Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2005 and 2004	3
Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2005 and 2004	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits	35
SIGNATURES	36
Exhibit Index	37
Certifications of Chief Executive Officer and Chief Financial Officer	38

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,939	$8,351
Accounts receivable, less allowance for doubtful accounts
of $4,307 and $5,252 in 2005 and 2004, respectively	104,585	109,191
Inventories	71,877	67,691
Prepaid expenses, other assets and income taxes receivable	8,690	5,952
Deferred income taxes	7,031	6,014

Total current assets	201,122	197,199

PROPERTY, PLANT AND EQUIPMENT
Land	1,157	1,157
Buildings	6,100	6,095
Furniture and fixtures	11,764	11,680
Machinery and equipment	24,632	22,641
Leasehold improvements	27,964	26,820
Computer and software	40,516	39,680

Total property, plant and equipment, gross	112,133	108,073
Less accumulated depreciation and amortization	66,651	60,107

Total property, plant and equipment, net	45,482	47,966

INTANGIBLE ASSETS
Excess cost over net assets acquired	445,321	442,586
Patents and other intangible assets less accumulated
amortization of $5,813 and $5,384 in 2005 and 2004, respectively	4,186	4,615

Total intangible assets, net	449,507	447,201

OTHER ASSETS
Debt issuance costs, $15,385 and $15,382 less accumulated amortization
of $7,362 and $6,074 in 2005 and 2004, respectively	8,023	9,308
Other assets	1,368	1,632

Total other assets	9,391	10,940

TOTAL ASSETS	$705,502	$703,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,478	$4,498
Accounts payable	24,534	18,121
Accrued expenses	8,631	9,559
Accrued interest payable	8,272	8,217
Accrued compensation related costs	21,444	30,531

Total current liabilities	67,359	70,926

LONG-TERM LIABILITIES
Long-term debt, less current portion	384,903	388,613
Deferred income taxes	34,236	31,596
Other liabilities	5,111	4,105

Total liabilities	491,609	495,240

COMMITMENTS AND CONTINGENCIES (Refer to Note H)
PREFERRED STOCK
10% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share, 10,000,000 shares authorized,
37,881 shares issued and outstanding in 2005 and 2004	58,924	56,050

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,145,318 and 21,767,312 shares issued and
outstanding in 2005 and 2004, respectively	221	218
Additional paid-in capital	156,308	154,434
Unearned compensation	(3,266)	(1,980)
Retained earnings	2,362	--

	155,625	152,672
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	154,969	152,016

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$705,502	$703,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$149,654	$145,125	$282,654	$276,734
Cost of goods sold (exclusive of depreciation and amortization)	71,738	71,942	139,184	137,342

Gross profit	77,916	73,183	143,470	139,392
Selling, general and administrative	58,499	55,543	109,435	102,935
Depreciation and amortization	3,438	3,361	6,947	6,675

Income from operations	15,979	14,279	27,088	29,782
Interest expense	9,400	8,523	18,244	16,596

Income before taxes	6,579	5,756	8,844	13,186
Provision for income taxes	2,763	2,590	3,693	5,630

Net income	3,816	3,166	5,151	7,556
Preferred stock dividend and accretion	1,455	934	2,874	1,851

Net income applicable to common stock	$2,361	$2,232	$2,277	$5,705

Basic Per Common Share Data
Net income applicable to common stock	$0.11	$0.10	$0.11	$0.27

Shares used to compute basic per common share amounts	21,661,157	21,427,599	21,644,918	21,381,703

Diluted Per Common Share Data
Net income applicable to common stock	$0.11	$0.10	$0.10	$0.25

Shares used to compute diluted per common share amounts	22,113,004	22,706,438	22,151,390	22,764,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Dollars in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$5,151	$7,556
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	--	51
Provision for bad debt	10,916	10,636
Depreciation and amortization	6,947	6,675
Amortization of debt issuance costs	1,288	1,214
Compensation expense on restricted stock	542	445
Amortization of terminated interest rate swaps	(253)	(256)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(6,310)	(8,253)
Inventories	(3,835)	(1,507)
Prepaid expenses, other assets, and income taxes receivable	(2,738)	3,820
Deferred income taxes	1,623	1,063
Other assets	46	(891)
Accounts payable	(270)	(5,618)
Accrued expenses, accrued interest payable, and income taxes payable	(1,162)	(882)
Accrued compensation related costs	(9,071)	(10,282)
Other liabilities	977	954

Net cash provided by operating activities	3,851	4,725

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(3,957)	(10,773)
Acquisitions and earnouts (net of cash acquired)	(2,215)	(16,867)
Purchase of technology license and patent	--	(288)
Proceeds from sale of property, plant and equipment	--	80

Net cash used in investing activities	(6,172)	(27,848)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,000	30,500
Repayments under revolving credit agreement	(31,000)	(20,000)
Scheduled repayment of long-term debt	(1,961)	(2,097)
Increase in financing costs	(3)	(552)
Proceeds from issuance of Common Stock	189	1,099
Change in book overdraft	6,684	--

Net cash provided by financing activities	2,909	8,950

Increase / (decrease) in cash and cash equivalents	588	(14,173)
Cash and cash equivalents, at beginning of period	8,351	15,363

Cash and cash equivalents, at end of period	$8,939	$1,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year inventory count and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Estimated cost of goods sold during the period is reconciled and adjusted when the annual physical inventory is completed during the Company’s fiscal fourth quarter. The Company treats these adjustments as changes in accounting estimates. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are reported as part of cost of goods sold.

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

The Company granted 33,682 and 13,725 restricted shares of common stock during the three month periods ended June 30, 2005 and 2004, respectively. During the six month periods ended June 30, 2005 and 2004, the Company granted 323,682 and 19,725 restricted shares of common stock, respectively. At June 30, 2005 and 2004, a total of 457,557 and 224,038 restricted shares of common stock were outstanding, respectively. These shares had an aggregate market value of $4.0 million and $3.2 million at June 30, 2005 and 2004, respectively. During the three and six months ended June 30, 2005, 10,725 and 12,225 shares became fully vested; the remainder have vesting dates through April 2009. During the three and six month periods ended June 30, 2005, 24,875 and 24,875 restricted shares of common stock were cancelled. No restricted shares of common stock were cancelled during the three and six month periods ended June 30, 2004.

Options

Stock-based compensation is accounted for using the intrinsic value based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“FAS 123R”), which revises FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), supersedes the Accounting Principles Board’s Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Although the methodology of accounting for share-based payments in FAS 123R is similar to that under FAS 123, FAS 123R requires that all share-based payments to employees, including stock option grants, be recognized at fair value in the statement of operations. The Company expects to adopt FAS 123R on January 1, 2006 using the modified prospective method allowed for in FAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and not vested as of the adoption of FAS 123R is calculated in accordance with FAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of FAS 123R is recognized according to the provision of FAS 123R. Given the Company’s recent trend of compensating certain of its employees with restricted shares of common stock instead of options, and in anticipation of the implementation of FAS 123R, the Company accelerated the vesting of 1.2 million non-director stock options which had a grant price in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January 3, 2009. The compensation expense related to this acceleration was $3.3 million, which has been reflected net of tax below in the Company’s pro-forma net income calculation.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

The following table illustrates the effect on net (loss) income applicable to common stock and (loss) income per share if the Company had applied fair value recognition to stock-based employee compensation for all awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$2,361	$2,232	$2,277	$5,705
Add: stock-based employee compensation expense related to
restricted shares of common stock, net of related tax effects,
included in net income as reported	165	128	317	255
Deduct: total stock-based employee compensation expense
determined under the fair value method for all awards, net
of related tax effects	(2,269)	(560)	(2,829)	(1,056)

Pro forma net income (loss) applicable to common stock	$257	$1,800	$(235)	$4,904

Earnings (loss) per share:
Basic - as reported	$0.11	$0.10	$0.11	$0.27
Basic - pro forma	0.01	0.08	(0.01)	0.23
Diluted - as reported	0.11	0.10	0.10	0.25
Diluted - pro forma	0.01	0.08	(0.01)	0.22

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected term (years)	1.0	4.5	3.5	4.5
Volatility factor	83%	75%	83%	75%
Risk free interest rate	3.9%	3.7%	3.9%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$1.71	$9.83	$4.26	$9.51

During the three and six months ended June 30, 2005, the Company granted options to purchase 38,841 and 138,841 shares of the Company’s common stock respectively. During the three and six month periods ended June 30, 2004, the Company granted aggregate options to purchase 31,865 shares and 131,865 shares of the Company’s common stock, respectively.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

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

NOTE C – SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The following are the supplemental disclosure requirements for the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash paid during the period for:
Interest	$17,210	$16,752
Income taxes	2,184	1,573
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$2,874	$1,851
Issuance of notes in connection with acquisitions	485	3,000
Issuance of restricted shares of common stock	1,828	336

NOTE D – INVENTORY

Inventories consist of the following:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials	$33,966	$32,120
Work in process	22,558	22,558
Finished goods	15,353	13,013

	$71,877	$67,691

NOTE E – ACQUISITIONS

During the three month periods ended June 30, 2005 and 2004, the Company purchased three and two orthotics and prosthetics companies, respectively, for which it paid $0.4 million and $1.1 million, respectively. The companies acquired during the second quarter of 2005 and 2004 operated two and two patient-care centers, respectively. During the six month periods ended June 30, 2005 and 2004, the Company acquired four orthotics and prosthetics companies each, for $2.1 million and $19.7 million, respectively. The companies acquired during the six month periods ended June 30, 2005 and 2004 operated 5 and 23 patient-care centers, respectively. None of these acquisitions, individually or in the aggregate, were material to the Company.

The Company believes that the purchased entities contributed to a higher market share and allowed the Company to enter new markets. The entities acquired during 2005 contributed $1.3 and $1.8 million in net sales in the three and six months ended June 30, 2005. The acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquisitions are included in the Company’s consolidated results of operations from their respective date of acquisition.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.8 million and $0.1 million during the six months ended June 30, 2005 and 2004, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $2.0 million related to earnout provisions in future periods.

The activity related to goodwill for the six months ended June 30, 2005 is as follows:

(In thousands)
Balance at December 31, 2004	$442,586
Additions due to acquisitions	2,120
Change in earnout liability	615

Balance at June 30, 2005	$445,321

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of June 30, 2005, the remaining reserve of $0.5 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. At June 30, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.2 million in lease costs had been paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. The remaining benefit payments, which are estimated at less than $0.1 million, are expected to be paid during the third quarter of 2005, and approximately $0.3 million of lease payments are expected to be paid through April 2008.

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	June 30, 2005	December 31, 2004
Revolving credit facility	$13,000	$15,000
10 3/8% Senior Notes due 2009 (1)	201,858	202,112
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	147,375	148,125
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 11.6%,
maturing through December 2011	11,586	12,312

	389,381	393,111
Less current portion	(4,478)	(4,498)

	$384,903	$388,613

(1) At June 30, 2005 and December 31, 2004 the outstanding amount includes $1.9 million and $2.1 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has a supply agreement with Seattle Systems which requires it to make annual minimum purchases of $9.0 million through October 2005. At June 30, 2005, there is $0.5 million in escrowed funds, which will be settled based upon the current year’s purchasing levels during the fourth quarter of 2005.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, including additional payments under business purchase agreements. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

On June 15, 2004, the Company announced that an employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery LLP to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation has been expanded to cover certain of the Company’s other patient-care centers and will include consideration of the allegations made in the Amended Complaint filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a material adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the six months ended June 30, 2005 and the year ended December 31, 2004 were $0.3 million and $1.2 million, respectively, or less than 0.5% of the Company’s net sales for those periods.

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

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. The Company has filed a motion to dismiss the Amended Complaint.

The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

On March 17, 2005, a derivative action was filed against the Company and its directors in the Circuit Court for Montgomery County, Maryland. The lawsuit, which is encaptioned James Elgas v. Ivan Sable, et al, Civil No. 259940-V, largely repeats the billing allegations made in the consolidated amended complaint filed by the plaintiffs In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Elgas complaint alleges that Hanger’s directors breached their fiduciary duties to the Company. The plaintiff purports to seek monetary damages and unspecified equitable relief, on behalf of the Company, against the Company’s directors. The Company and the individual defendants have filed motions to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement under Delaware law.

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

NOTE J – NET INCOME PER COMMON SHARE

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

NOTE J – NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2005	2004	2005	2004
Net income	$3,816	$3,166	$5,151	$7,556
Less preferred stock dividends declared and accretion (1)	1,455	934	2,874	1,851

Net income applicable to common stock	$2,361	$2,232	$2,277	$5,705

Shares of common stock outstanding used to compute basic
per common share amounts	21,661,157	21,427,599	21,644,918	21,381,703
Effect of dilutive options and restricted shares	451,847	1,278,839	506,472	1,383,109

Shares used to compute dilutive per common share amounts (2)	22,113,004	22,706,438	22,151,390	22,764,812

Basic income per share applicable to common stock	$0.11	$0.10	$0.11	$0.27
Diluted income per share applicable to common stock	$0.11	$0.10	$0.10	$0.25

(1) For the three and six months ended June 30, 2005 and 2004, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive.

(2) For the three months ended June 30, 2005 and 2004, options to purchase 2,396,801 shares and 562,796 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the period. Options to purchase 2,330,801 shares and 425,400 shares of common stock are not included in the computation of diluted income per share for the six month periods ended June 30, 2005 and 2004, respectively, as these options are anti-dilutive.

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average base salary. Net periodic expense under the Plan is actuarially determined and includes service and interest costs that represent the long term Plan obligation. The periodic expense was calculated using the following assumptions (i) the employee’s current age; (ii) an estimated retirement age of 65 years; (iii) an assumed discount rate of 6.0%; and (iv) an estimated annual base salary increase of 3.0%. At June 30, 2005, the estimated total periodic obligation under the Plan was $12.2 million. As of June 30, 2005 and December 31, 2004, the Company had expensed $1.0 million and $1.6 million, respectively, of the total Plan obligation, which represented the minimum funding requirement. The accrued balance at June 30, 2005 was comprised of $0.9 million in service cost and less than $0.1 million in interest cost. The Company plans to accrue an additional $1.0 million to the Plan for the remainder of the current fiscal year. The first payment under the Plan is scheduled to occur in 2010.

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

NOTE L – SEGMENT AND RELATED INFORMATION (CONTINUED)

	Patient-Care Centers	Distribution	Other and Eliminations	Total
(In thousands)
Three Months Ended June 30, 2005
Net sales
Customers	$138,635	$11,019	--	$149,654
Intersegments	--	19,816	(19,816)	--
EBITDA	23,661	3,581	(7,825)	19,417
Three Months Ended June 30, 2004
Net sales
Customers	$134,911	$10,214	$--	$145,125
Intersegments	--	18,115	(18,115)	--
EBITDA	21,325	2,924	(6,609)	17,640

	Patient-Care Centers	Distribution	Other and Eliminations	Total
(In thousands)
Six Months Ended June 30, 2005
Net sales
Customers	$261,472	$21,182	--	$282,654
Intersegments	--	36,436	(36,436)	--
EBITDA	41,732	6,922	(14,619)	34,035
Six Months Ended June 30, 2004
Net sales
Customers	$257,468	$19,266	$--	$276,734
Intersegments	--	34,891	(34,891)	--
EBITDA	43,637	5,808	(12,988)	36,457

NOTE L – SEGMENT AND RELATED INFORMATION (CONTINUED)

The following tables reconcile EBITDA to consolidated net income:

	Three Months Ended June 30,
(In thousands)	2005	2004
EBITDA	$19,417	$17,640
Depreciation and amortization	3,438	3,361
Interest expense, net	9,400	8,523
Provision for income taxes	2,763	2,590

Net income	$3,816	$3,166

	Six Months Ended June 30,
(In thousands)	2005	2004
EBITDA	$34,035	$36,457
Depreciation and amortization	6,947	6,675
Interest expense, net	18,244	16,596
Provision for income taxes	3,693	5,630

Net income	$5,151	$7,556

NOTE M – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized Condensed Consolidating Balance Sheets as of June 30, 2005 and December 31, 2004, Condensed Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 and Condensed Cash Flows for the six month periods ended June 30, 2005 and 2004 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - June 30, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$852	$8,087	$--	$8,939
Accounts receivable	--	104,585	--	104,585
Inventories	--	71,877	--	71,877
Prepaid expenses, other assets and income taxes receivable	2,429	6,261	--	8,690
Intercompany receivable	474,593	--	(474,593)	--
Deferred income taxes	7,031	--	--	7,031

Total current assets	484,905	190,810	(474,593)	201,122
Property, plant and equipment, net	6,400	39,082	--	45,482
Intangible assets, net	--	449,507	--	449,507
Investment in subsidiaries	154,486	--	(154,486)	--
Other assets	8,277	1,114	--	9,391

Total assets	$654,068	$680,513	$(629,079)	$705,502

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,978	$--	$4,478
Accounts payable	4,706	19,828	--	24,534
Accrued expenses	6,756	1,875	--	8,631
Accrued interest payable	8,108	164	--	8,272
Accrued compensation related costs	1,246	20,198	--	21,444

Total current liabilities	22,316	45,043	--	67,359
Long-term debt, less current portion	376,295	8,608	--	384,903
Deferred income taxes	39,098	(4,862)	--	34,236
Intercompany payable	--	474,593	(474,593)	--
Other liabilities	2,466	2,645	--	5,111

Total liabilities	440,175	526,027	(474,593)	491,609

Redeemable preferred stock	58,924	--	--	58,924

Common stock	221	35	(35)	221
Additional paid-in capital	156,308	7,460	(7,460)	156,308
Unearned compensation	(3,266)	--	--	(3,266)
Retained earnings	2,362	147,531	(147,531)	2,362
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	154,969	154,486	(154,486)	154,969

Total liabilities, redeemable preferred stock
and shareholders' equity	$654,068	$680,513	$(629,079)	$705,502

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2004	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,466	$4,885	$--	$8,351
Accounts receivable	--	109,191	--	109,191
Inventories	--	67,691	--	67,691
Prepaid expenses, other assets and income taxes receivable	741	5,211	--	5,952
Intercompany receivable	503,954	--	(503,954)	--
Deferred income taxes	6,014	--	--	6,014

Total current assets	514,175	186,978	(503,954)	197,199
Property, plant and equipment, net	6,770	41,196	--	47,966
Intangible assets, net	--	447,201	--	447,201
Investment in subsidiaries	114,472	--	(114,472)	--
Other assets	9,562	1,378	--	10,940

Total assets	$644,979	$676,753	$(618,426)	$703,306

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,998	$--	$4,498
Accounts payable	1,998	16,123	--	18,121
Accrued expenses	6,190	3,369	--	9,559
Accrued interest payable	8,108	109	--	8,217
Accrued compensation related costs	1,594	28,937	--	30,531

Total current liabilities	19,390	51,536	--	70,926
Long-term debt, less current portion	379,299	9,314	--	388,613
Deferred income taxes	36,458	(4,862)	--	31,596
Intercompany payable	--	503,954	(503,954)	--
Other liabilities	1,766	2,339	--	4,105

Total liabilities	436,913	562,281	(503,954)	495,240

Redeemable preferred stock	56,050	--	--	56,050

Common stock	218	35	(35)	218
Additional paid-in capital	154,434	7,460	(7,460)	154,434
Unearned compensation	(1,980)	--	--	(1,980)
Retained earnings	--	107,517	(107,517)	--
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	152,016	114,472	(114,472)	152,016

Total liabilities, redeemable preferred stock
and shareholders' equity	$644,979	$676,753	$(618,426)	$703,306

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended June 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$149,654	$--	$149,654
Cost of goods sold (exclusive of depreciation and amortization)	--	71,738	--	71,738

Gross profit	--	77,916	--	77,916
Selling, general and administrative	6,525	51,974	--	58,499
Depreciation and amortization	386	3,052	--	3,438

Income (loss) from operations	(6,911)	22,890	--	15,979
Interest expense	9,213	187	--	9,400
Equity in earnings of subsidiaries	22,703	--	(22,703)	--

Income before taxes	6,579	22,703	(22,703)	6,579
Provision for income taxes	2,763	--	--	2,763

Net income	$3,816	$22,703	$(22,703)	$3,816

STATEMENT OF OPERATIONS Three Months Ended June 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$145,125	$--	$145,125
Cost of goods sold (exclusive of depreciation and amortization)	--	71,942	--	71,942

Gross profit	--	73,183	--	73,183
Selling, general and administrative	6,150	49,393	--	55,543
Depreciation and amortization	442	2,919	--	3,361

Income (loss) from operations	(6,592)	20,871	--	14,279
Interest expense	8,265	258	--	8,523
Equity in earnings of subsidiaries	20,613	--	(20,613)	--

Income before taxes	5,756	20,613	(20,613)	5,756
Provision for income taxes	2,590	--	--	2,590

Net income	$3,166	$20,613	$(20,613)	$3,166

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Six Months Ended June 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$282,654	$--	$282,654
Cost of goods sold (exclusive of depreciation and amortization)	--	139,184	--	139,184

Gross profit	--	143,470	--	143,470
Selling, general and administrative	12,505	96,930	--	109,435
Depreciation and amortization	782	6,165	--	6,947

Income (loss) from operations	(13,287)	40,375	--	27,088
Interest expense	17,883	361	--	18,244
Equity in earnings of subsidiaries	40,014	--	(40,014)	--

Income before taxes	8,844	40,014	(40,014)	8,844
Provision for income taxes	3,693	--	--	3,693

Net income	$5,151	$40,014	$(40,014)	$5,151

STATEMENT OF OPERATIONS Six Months Ended June 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$276,734	$--	$276,734
Cost of goods sold (exclusive of depreciation and amortization)	--	137,342	--	137,342

Gross profit	--	139,392	--	139,392
Selling, general and administrative	12,496	90,439	--	102,935
Depreciation and amortization	872	5,803	--	6,675

Income (loss) from operations	(13,368)	43,150	--	29,782
Interest expense	16,171	425	--	16,596
Equity in earnings of subsidiaries	42,725	--	(42,725)	--

Income before taxes	13,186	42,725	(42,725)	13,186
Provision for income taxes	5,630	--	--	5,630

Net income	$7,556	$42,725	$(42,725)	$7,556

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,988)	$7,839	$--	$3,851

Cash flows from investing activities:
Purchase of property, plant and equipment	(412)	(3,545)	--	(3,957)
Acquisitions and earnouts	--	(2,215)	--	(2,215)

Net cash used in investing activities	(412)	(5,760)	--	(6,172)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,000	--	--	29,000
Repayments under revolving credit agreement	(31,000)	--	--	(31,000)
Scheduled repayment of long-term debt	(750)	(1,211)	--	(1,961)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	189	--	--	189
Change in book overdraft	4,350	2,334	--	6,684

Net cash provided by financing activities	1,786	1,123	--	2,909

Net (decrease) increase in cash and cash equivalents	(2,614)	3,202	--	588
Cash and cash equivalents, at beginning of period	3,466	4,885	--	8,351

Cash and cash equivalents, at end of period	$852	$8,087	$--	$8,939

STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(35,890)	$40,615	$--	$4,725

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,901)	(7,872)	--	(10,773)
Acquisitions and earnouts	--	(16,867)	--	(16,867)
Purchase of technology license and patent	--	(288)	--	(288)
Intercompany dividends	14,270	(14,270)	--	--
Proceeds from sale of property, plant and equipment	--	80	--	80

Net cash used in investing activities	11,369	(39,217)	--	(27,848)

Cash flows from financing activities:
Borrowings under revolving credit agreement	30,500	--	--	30,500
Repayments under revolving credit agreement	(20,000)	--	--	(20,000)
Scheduled repayment of long-term debt	(1,125)	(972)	--	(2,097)
Increase in financing costs	(552)	--	--	(552)
Proceeds from issuance of Common Stock	1,099	--	--	1,099

Net cash provided by (used in) financing activities	9,922	(972)	--	8,950

Net increase (decrease) in cash and cash equivalents	(14,599)	426	--	(14,173)
Cash and cash equivalents, at beginning of period	10,665	4,698	--	15,363

Cash and cash equivalents, at end of period	$(3,934)	$5,124	$--	$1,190

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included in this report.

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care centers segment, which generated approximately 92.5% of our net sales in the first six months of 2005, and the distribution of O&P components segment, which accounted for 7.5% of our net sales. Our operations are located in 45 states including the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. The increase or decrease in our same-center sales growth represents the aggregate change in our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. During the six months ended June 30, 2005, same-center sales increased by 0.5% from the same period in 2004 as a result of higher sales volume. Total net sales increased by 1.6% over the same period in 2004, primarily due to acquisitions and increased sales of our distribution segment. We operated 618 and 614 patient-care centers at June 30, 2005 and 2004, respectively.

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

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $57.6 million for the six months ended June 30, 2005 with $36.4 million, or 63.2%, of such sales made to our patient-care centers, and $21.2 million, or 36.8%, made to non-Hanger facilities.

SPS has three distribution centers strategically located in the United States. SPS is able to deliver virtually any order within 48 hours of receipt. The ability to quickly deliver orders from its extensive product line allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

        Net income for the six months ended June 30, 2005 was lower than the prior year’s comparable period due to increased labor costs and expenditures to support growth initiatives. However, we are aggressively moving to address both revenue and net income enhancement in five ways:

•	During 2004, we initiated deployment of Linkia, the first network management service dedicated solely to serving the O&P market. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks of those companies. In March of 2004, the Company entered into its first Linkia contract, and we expect to sign additional contracts in 2005. We will continue deployment of Linkia through the remainder of 2005 and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to begin impacting sales during the fourth quarter 2005 to a limited extent and more significantly in the first half of fiscal 2006 as new contracts are phased in on a geographic basis.

•	Development of businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare.

•	Continued development, patenting and marketing of devices based upon new cutting edge technology. We anticipate bringing new technology to the market through our Innovative Neurotronics product line.

•	We provide training, continued education, career development, a wide array of O&P products and selective application of new technology to our practitioners, to assist them in growing their practices.

•	Continued investment in marketing, both in terms of a local sales force, and in personnel and systems to support the effort to acquire national contracts, enabling us to increase same-center sales and our market share.

Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the six months ended June 30, 2005 decreased to 66 days compared to 73 days for the same period last year. The decrease in DSO is due to an increased effort at our patient-care centers to target collections as well as the implementation of electronic billing.

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

At the present time, we are unable to determine the composition of our accounts receivable by payor or the composition of the allowance for doubtful accounts and bad debt expense by payor. Prior to the implementation of O/P/S, a centralized billing system, the Company utilized approximately 15 legacy billing systems, each with somewhat different functionality and reporting capabilities. The payor mix information mentioned above was not available from the combined reporting capabilities of these legacy platforms. We completed our roll out of O/P/S late in the second quarter, and we are developing a report to provide this information. In order to allow time to test the accuracy of the report and new database, we believe the first report in which we will endeavor to disclose this information will be in the third quarter of 2005. However, the information will not be comparative until the third quarter of 2006.

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

Stock-Based Compensation: Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under our stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As it pertains to restricted shares of common stock issued to our directors and certain employees, we recognize the fair value of those shares at the date of grant as unearned compensation and amortize such amount to compensation expense ratably over the vesting period of each grant.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations and their percentage of our net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	47.9	49.6	49.2	49.6

Gross profit	52.1	50.4	50.8	50.4
Selling, general and administrative	39.1	38.3	38.7	37.2
Depreciation and amortization	2.3	2.3	2.5	2.4

Income from operations	10.7	9.8	9.6	10.8
Interest expense	6.3	5.9	6.5	6.0

Income before taxes	4.4	3.9	3.1	4.8
Provision for income taxes	1.9	1.7	1.3	2.0

Net income	2.5	2.2	1.8	2.8

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net Sales. Net sales for the three months ended June 30, 2005 were $149.6 million, an increase of $4.5 million, or 3.1%, versus net sales of $145.1 million for the three months ended June 30, 2004. The sales growth was primarily the result of a $3.4 million, or 2.5%, increase in same-center sales and an $0.8 million, or 7.9%, increase in sales of the Company’s distribution segment with the balance from acquired purchases.

Gross Profit. Gross profit for the three months ended June 30, 2005 was $77.9 million, or 52.1% of net sales, an increase of approximately $4.7 million from $73.2 million, or 50.4% of net sales, for the three months ended June 30, 2004. The increase in gross profit was primarily due to the sales increase and a reduction in the cost of materials as a percentage of sales.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $3.0 million to $58.5 million, or 39.1% of net sales, from $55.5 million, or 38.3% of net sales, for the three months ended June 30, 2004. The increase was principally due to $2.4 million in higher labor costs resulting primarily from inflation and increased health insurance costs and $0.8 million to support our growth initiatives. These increases were partially offset by decreases in communications expenses and advertising costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2005 and 2004 were approximately $3.4 million . The Company had capital expenditures of $2.4 million and $6.1 million for the three months ended June 30, 2005 and 2004 , respectively. The reduction in capital expenditures in the current period, and certain older assets becoming fully depreciated, contributed to depreciation expense being flat period to period.

Income from Operations. As a result of the above, income from operations for the three months ended June 30, 2005 was $16.0 million compared to $14.3 million for the three months ended June 30, 2004. Income from operations, as a percentage of net sales, increased to 10.7% in the three months ended June 30, 2005 versus 9.8% for the prior year’s comparable period.

Interest Expense. Interest expense in the three months ended June 30, 2005 increased to $9.4 million compared to $8.5 million in the three months ended June 30, 2004 due to higher interest rates applied to the balance of the Term Loan .

Income Taxes. Income tax provision of $2.8 million was recognized for the three months ended June 30, 2005 compared to $2.6 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations offset by a lower effective tax rate. The effective tax rate for the three months ended June 30, 2005 was 42.0% compared to 45.0% for the three months ended June 30, 2004.

Net Income. As a result of the above, we recorded net income of $3.8 million for the three months ended June 30, 2005, compared to net income of $3.2 million for the same period in the prior year. Based on the preferred stock 10% paid-in-kind dividend of $1.5 million in the second quarter of 2005 compared to the $0.9 million preferred stock 7% paid-in-kind dividend in the prior year’s second quarter, we reported net income applicable to common stock of $2.4 million for the second quarter of 2005, or $0.11 per diluted share, compared to net income applicable to common stock of $2.2 million, or $0.10 per diluted share, for the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Sales. Net sales for the six months ended June 30, 2005 were $282.7 million, an increase of $6.0 million, or 2.1%, versus net sales of $276.7 million for the six months ended June 30, 2004. The sales growth was primarily the result of a $1.4 million, or 0.5%, increase in same-center sales, a $1.9 million, or 9.9%, increase in sales of the Company’s distribution segment, and $2.8 million from acquired practices.

Gross Profit. Gross profit for the six months ended June 30, 2005 was $143.5 million, an increase of approximately $4.1 million, or 2.9%, versus $139.4 million for the six months ended June 30, 2004. Gross profit as a percentage of net sales, for the six months ended June 30, 2005 increased to 50.8% from 50.4% for the six months ended June 30, 2004, as a result of increased sales and a reduction in the cost of material as a percentage of sales.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $6.5 million to $109.4 million, or 38.7% of net sales, from $102.9 million, or 37.2% of net sales, for the six months ended June 30, 2004. The increase was principally due to $2.6 million in salaries and benefits resulting primarily from inflation and increased health costs, $1.6 million in expenditures to support our growth initiatives and the remainder of the increase is related to inflationary increases in other operating costs such as real-estate and travel.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2005 was $6.9 million versus $6.7 million for the six months ended June 30, 2004. The Company had capital expenditures of $4.0 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively. The reduction in capital expenditures, and certain older assets becoming fully depreciated, contributed to reporting only a slight increase in depreciation expense.

Income from Operations. As a result of the above, income from operations for the six months ended June 30, 2005 was $27.1 million compared to $29.8 million for the six months ended June 30, 2004. Income from operations, as a percentage of net sales, decreased to 9.6% in the six months ended June 30, 2005 versus 10.7% for the prior year’s comparable period primarily as a result of increased selling, general and administrative expenses.

Interest Expense. Interest expense in the six months ended June 30, 2005 increased to $18.2 million compared to $16.6 million in the six months ended June 30, 2004 due to higher interest rates applied to the balance of the Term Loan.

Income Taxes. Income tax provision of $3.7 million was recognized for the six months ended June 30, 2005 compared to $5.6 million for the same period of the prior year. The decrease in the income tax provision was primarily the result of lower income from operations. The effective tax rate for the six months ended June 30, 2005 was 42.0% compared to 42.7% for the six months ended June 30, 2004.

Net Income. As a result of the above, we recorded net income of $5.2 million for the six months ended June 30, 2005, compared to net income of $7.6 million for the same period in the prior year. Based on the preferred stock 10% paid-in-kind dividend of $2.9 million for the six months ended June 30, 2005 compared to the $1.9 million preferred stock 7% paid-in-kind dividend in the prior year’s comparable period, we reported net income applicable to common stock of $2.3 million for the six months ended June 30, 2005, or $0.10 per diluted share, compared to net income applicable to common stock of $5.7 million, or $0.25 per diluted share, for the six months ended June 30, 2004.

Financial Condition, Liquidity, and Capital Resources

Our working capital at June 30, 2005 was $133.8 million compared to $126.3 million at December 31, 2004. The increase in working capital resulted from a $3.9 million increase in current assets, primarily due to increases in inventory and prepaid expenses and a $3.6 million decrease in current liabilities. The decrease in current liabilities resulted from a $9.1 million decrease in accrued compensation resulting from the payout of 2004 variable compensation in the first quarter of 2005, offset by an increase in trade accounts payable. Our ratio of current assets to current liabilities was 3.0 to 1 at June 30, 2005 compared to 2.8 to 1 at December 31, 2004. Available cash under our Revolving Credit Facility decreased to $40.1 million from $59.4 million at December 31, 2004 due to a combination of increased borrowings to fund the payout of variable compensation to our practitioners and the effect of seasonally lower sales in the first and second quarter. Availability under the Revolving Credit Facility is net of standby letters of credit approximating $2.2 million.

Net cash provided by operating activities for the six months ended June 30, 2005 was $3.9 million, compared to $4.7 million for the six months ended June 30, 2004. The current year decline in operating cash flow was primarily due to lower net income.

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2005, versus $27.8 million for the same period in the prior year. The decrease resulted from fewer businesses being acquired and reduced purchasing of property, plant and equipment. During the six months ended June 30, 2005, we capitalized approximately $0.5 million in costs related to the development of software.

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2005 compared to $9.0 million for the six months ended June 30, 2004. The decrease in cash provided by financing activities was primarily due to a net pay down of the revolving facility in 2005 offset by an increase in book overdraft.

The Revolving Credit Facility and the Term Loan require compliance with various covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge ratio, as well as other covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. During July 2005 we initiated the process to amend the Revolving Credit Facility to modify certain covenant calculations to ensure continued compliance. We believe that the amendment process will be completed by September 30, 2005. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the proposed amended Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $8.0 million in acquisitions in fiscal 2005, by the terms of the amended Revolving Credit Facility.

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
(In thousands)
Long-term debt	$2,697	$4,466	$17,584	$3,844	$358,539	$393	$387,523
Interest payments on long-term debt (1)	17,332	34,262	33,085	32,672	18,735	39	136,125
Operating leases	12,689	22,888	18,240	13,712	8,972	6,994	83,495
Capital leases	69	139	132	53	6	--	399
Unconditional purchase commitments (2)	2,534	--	--	--	--	--	2,534
Other long-term obligations	2,685	3,074	2,860	2,949	3,355	1,106	16,029

Total contractual cash obligations	$38,006	$64,829	$71,901	$53,230	$389,607	$8,532	$626,105

(1) Assumes the current variable rate of 6.99% on the Term Loan and the current weighted average variable rate of 7.8% on the Revolving Credit Facility.

(2) Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We have a supply agreement with Seattle Systems which requires us to make annual minimum purchases of $9.0 million through October 2005. At June 30, 2005, there was $0.5 million in escrowed funds, which will be settled based upon the current year’s purchasing levels during the fourth quarter of 2005.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At June 30, 2005, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of June 30, 2005, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $100.0 million revolving credit facility, with an outstanding balance of $13 million at June 30, 2005, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At June 30, 2005, we had 3 contracts outstanding, two of which have a fixed LIBOR at 7.33%, and 7.42%. These contracts are set to expire on August 1st, 2005, and August 30th, 2005, respectively. The third is a prime loan with a variable rate currently set at 9%.

Presented below is an analysis of our financial instruments as of June 30, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$8,091	$8,828	$9,565	$10,302	$11,038	$11,775	$12,512
Revolving Credit Facility	819	$884	$949	1,014	$1,079	$1,144	$1,209

	$8,910	$9,712	$10,514	$11,316	$12,117	$12,919	$13,721

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 12, 2005.

The only proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year, or until their successors are elected and qualified, by the votes indicated: Edmond E. Charrette, M.D. (19,230,575 shares for and 176,614 shares withheld), Thomas P. Cooper, M.D. (18,960,121 shares for and 447,068 shares withheld), Eric Green (18,890,175 shares for and 517,014 shares withheld), C. Raymond Larkin, Jr. (18,504,594 shares for and 902,595 shares withheld), Cynthia L. Feldmann (18,618,506 shares for and 788,683 shares withheld), Ivan R. Sabel (18,896,945 shares for and 510,244 shares withheld), Thomas F. Kirk (18,955,837 shares for and 451,352 shares withheld), and H.E. Thranhardt (19,230,190 shares for and 176,999 shares withheld).

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: August 9, 2005	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: August 9, 2005	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: August 9, 2005	/s/ Thomas C. Hofmeister
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