Form 10-Q
period 2005-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2005-11-09
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:       (301) 986-0701

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes__ No X

        As of November 3, 2005, 21,786,508 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - September 30, 2005 and
December 31, 2004	1
Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2005 and 2004	3
Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 6. Exhibits	37
SIGNATURES	38
Exhibit Index	39

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,164	$8,351
Accounts receivable, less allowance for doubtful accounts
of $5,758 and $5,252 in 2005 and 2004, respectively	103,153	109,191
Inventories	71,171	67,691
Prepaid expenses, other assets and income taxes receivable	8,160	5,952
Deferred income taxes	9,385	6,014

Total current assets	200,033	197,199

PROPERTY, PLANT AND EQUIPMENT
Land	1,093	1,157
Buildings	5,817	6,095
Furniture and fixtures	11,825	11,680
Machinery and equipment	23,859	22,641
Leasehold improvements	28,792	26,820
Computer and software	42,833	39,680

Total property, plant and equipment, gross	114,219	108,073
Less accumulated depreciation and amortization	69,654	60,107

Total property, plant and equipment, net	44,565	47,966

INTANGIBLE ASSETS
Excess cost over net assets acquired	445,573	442,586
Patents and other intangible assets less accumulated
amortization of $6,023 and $5,384 in 2005 and 2004, respectively	3,975	4,615

Total intangible assets, net	449,548	447,201

OTHER ASSETS
Debt issuance costs, $16,711 and $15,382 less accumulated amortization
of $ 7,985 and $6,074 in 2005 and 2004, respectively	8,726	9,308
Other assets	1,364	1,632

Total other assets	10,090	10,940

TOTAL ASSETS	$704,236	$703,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,305	$4,498
Accounts payable	22,466	18,121
Accrued expenses	9,361	9,559
Accrued interest payable	3,696	8,217
Accrued compensation related costs	22,016	30,531

Total current liabilities	61,844	70,926

LONG-TERM LIABILITIES
Long-term debt, less current portion	381,744	388,613
Deferred income taxes	36,360	31,596
Other liabilities	5,762	4,105

Total liabilities	485,710	495,240

COMMITMENTS AND CONTINGENCIES (Refer to Note G)
PREFERRED STOCK
10% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share, 10,000,000 shares authorized,
37,881 shares issued and outstanding in 2005 and 2004	60,414	56,050

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,198,621 and 21,767,312 shares issued and
outstanding in 2005 and 2004, respectively	222	218
Additional paid-in capital	156,242	154,434
Unearned compensation	(2,889)	(1,980)
Retained earnings	5,193	--

	158,768	152,672
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	158,112	152,016

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$704,236	$703,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$146,393	$146,133	$429,047	$422,867
Cost of goods sold (exclusive of depreciation and amortization)	74,630	70,248	213,813	207,590
Selling, general and administrative	51,606	57,560	161,041	160,495
Depreciation and amortization	3,409	3,311	10,356	9,986
Goodwill impairment	--	45,808	--	45,808

Income (loss) from operations	16,748	(30,794)	43,837	(1,012)
Interest expense	9,405	9,054	27,649	25,650

Income (loss) before taxes	7,343	(39,848)	16,188	(26,662)
Provision for (benefit) income taxes	3,020	(4,946)	6,714	684

Net income (loss)	4,323	(34,902)	9,474	(27,346)
Preferred stock dividend and accretion	1,491	1,351	4,364	3,202

Net income (loss) applicable to common stock	$2,832	$(36,253)	$5,110	$(30,548)

Basic Per Common Share Data
Net income (loss) applicable to common stock	$0.13	$(1.68)	$0.24	$(1.42)

Shares used to compute basic per common share amounts	21,713,704	21,548,925	21,663,570	21,437,443

Diluted Per Common Share Data
Net income (loss) applicable to common stock	$0.13	$(1.68)	$0.23	$(1.42)

Shares used to compute diluted per common share amounts	22,325,857	21,548,925	22,212,159	21,437,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,474	$(27,346)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on disposal of assets	(63)	(223)
Provision for bad debt	15,968	15,285
Depreciation and amortization	10,356	9,986
Amortization of debt issuance costs	1,912	1,845
Goodwill impairment, net of tax effect	--	38,643
Compensation expense on restricted stock	826	669
Amortization of terminated interest rate swaps	(380)	(384)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(9,930)	(10,006)
Inventories	(3,128)	(238)
Prepaid expenses, other assets, and income taxes receivable	(2,289)	107
Deferred income taxes	1,393	3,251
Other assets	51	(803)
Accounts payable	1,120	(2,426)
Accrued expenses, accrued interest payable, and income taxes payable	(4,474)	2,225
Accrued compensation related costs	(9,058)	726
Other liabilities	1,628	1,269

Net cash provided by operating activities	13,406	32,580

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(6,482)	(15,396)
Acquisitions and earnouts (net of cash acquired)	(2,466)	(19,668)
Purchase of technology license and patent	--	(298)
Proceeds from sale of property, plant and equipment	304	366

Net cash used in investing activities	(8,644)	(34,996)

Cash flows from financing activities:
Borrowings under revolving credit agreement	42,000	38,000
Repayments under revolving credit agreement	(46,000)	(37,500)
Scheduled repayment of long-term debt	(3,167)	(2,839)
Increase in financing costs	(1,329)	(963)
Proceeds from issuance of Common Stock	322	1,101
Change in book overdraft	3,225	--

Net cash used in financing activities	(4,949)	(2,201)

Decrease in cash and cash equivalents	(187)	(4,617)
Cash and cash equivalents, at beginning of period	8,351	15,363

Cash and cash equivalents, at end of period	$8,164	$10,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company estimates the obligations under an annual incentive compensation plan on an interim basis.  The interim estimates are based upon performance criteria and reconciled annually in the Company’s fourth quarter.  During the three months ended September 30, 2005, the Company revised the calculation of the annual incentive plan retroactive to January 1, 2005.  This change was accounted for as a change in accounting estimate in accordance with Accounting Principles Board Opinion 20, Accounting Changes (“APB 20”). This change resulted in increased net income of approximately $1.9 million, or $0.09 per diluted share, for the three months ended September 30, 2005, of which amount approximately $1.2 million, or $0.05 per diluted share, relates to estimates recorded as of June 30, 2005.

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

The Company granted 10,889 restricted shares of common stock during the three month period ended September 30, 2005. No such shares were granted during the three month period ended September 30, 2004. During the nine month periods ended September 30, 2005 and 2004, the Company granted 334,571 and 19,725 restricted shares of common stock, respectively. At September 30, 2005 and 2004, a total of 414,196 and 171,475 restricted shares of common stock were outstanding, respectively. These shares had an aggregate market value of $3.4 million and $2.5 million at September 30, 2005 and 2004, respectively. During the three and nine months ended September 30, 2005, 42,250 and 54,475 shares became fully vested, respectively; the remainder have vesting dates through August 2009. During the three and nine month periods ended September 30, 2005, 7,500 and 36,875 restricted shares of common stock were cancelled, respectively. During each of the three and nine month periods ended September 30, 2004, 3,500 restricted shares of common stock were cancelled.

Options

Stock-based compensation is accounted for using the intrinsic value based method. No stock-based employee compensation expense for stock options is reflected in net income as all options

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“FAS 123R”), which revises FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), supersedes the Accounting Principles Board’s Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Although the methodology of accounting for share-based payments in FAS 123R is similar to that under FAS 123, FAS 123R requires that all share-based payments to employees, including stock option grants, be recognized at fair value in the statement of operations. The Company expects to adopt FAS 123R on January 1, 2006 using the modified prospective method allowed for in FAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and not vested as of the adoption of FAS 123R is calculated in accordance with FAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of FAS 123R is recognized according to the provision of FAS 123R. Given the Company’s recent trend of compensating certain of its employees with restricted shares of common stock instead of options, and in anticipation of the implementation of FAS 123R, during the second quarter 2005 the Company accelerated the vesting of 1.2 million non-director stock options which had a grant price in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January, 3, 2009. The compensation expense related to this acceleration was $3.3 million which has been reflected net of tax in the Company’s pro-forma net income calculation set forth below.

The following table illustrates the effect on net income (loss) applicable to common stock and income (loss) per share if the Company had applied fair value recognition to stock-based employee compensation for all awards:

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Net income (loss) applicable to common stock, as reported	$2,832	$(36,253)	$5,110	$(30,548)
Add: stock-based employee compensation expense related to
restricted shares of common stock, net of related tax effects,
included in net income as reported	167	195	483	395
Deduct: total stock-based employee compensation expense
determined under the fair value method for all awards, net
of related tax effects	(198)	(821)	(3,020)	(1,641)

Pro forma net income (loss) applicable to common stock	$2,801	$(36,879)	$2,573	$(31,794)

Earnings (loss) per share:
Basic - as reported	$0.13	$(1.68)	$0.24	$(1.42)
Basic - pro forma	0.13	(1.71)	0.12	(1.48)
Diluted - as reported	0.13	(1.68)	0.23	(1.42)
Diluted - pro forma	0.13	(1.71)	0.12	(1.48)

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected term (years)	1	4.5	1 to 4.5	4.5
Volatility factor	86%	72%	83%	72%
Risk free interest rate	4.0%	3.5%	3.9%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$1.91	$--	$4.15	$9.51

During the three and nine months ended September 30, 2005, the Company granted options to purchase 7,069 and 145,910 shares of the Company’s common stock, with fair values of $1.91 and $4.15, respectively. The Company did not grant options to purchase shares of the Company’s common stock during the three month period ended September 30, 2004. During the nine month period ended September 30, 2004, the Company granted aggregate options to purchase 131,865 shares of the Company’s common stock with a fair value of $9.51, respectively.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s operating segments. The description of the Company’s segments and the disclosure of segment information are presented in Note K.

NOTE C – INVENTORY

Inventories consist of the following:

(In thousands)	September 30, 2005	December 31, 2004
Raw materials	$32,059	$32,120
Work in process	22,524	22,558
Finished goods	16,588	13,013

	$71,171	$67,691

NOTE D – ACQUISITIONS

During the three months ended September 30, 2005 the Company did not acquire additional businesses. During the three months ended September 30, 2004 the Company purchased two orthotics and prosthetics companies, respectively, for which it paid $2.8 million. The companies acquired during the third quarter of 2004 operated eight patient-care centers. During the nine month periods ended September 30, 2005 and 2004, the Company acquired four and six orthotics and prosthetics companies, respectively, for $1.9 million and $22 million, respectively. The companies acquired during the nine month periods ended September 30, 2005 and 2004 operated six and thirty-three patient-care centers, respectively. None of these acquisitions, individually or in the aggregate, was material to the Company.

The Company believes that the purchased entities contributed to a larger market share and allowed the Company to enter new markets. The entities acquired during 2005 contributed $1.2 and $3.1 million in net sales for the three and nine months ended September 30, 2005, respectively.

The Company’s acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquisitions are included in the Company’s consolidated results of operations from their respective date of acquisition.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.8 million and $0.8 million during the nine months ended September 30, 2005 and 2004, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $2.0 million related to earnout provisions in future periods.

NOTE D – ACQUISITIONS (continued)

The activity related to goodwill for the nine months ended September 30, 2005 is as follows:

(In thousands)
Balance at December 31, 2004	$442,586
Additions due to acquisitions	2,208
Change in earnout liability	779

Balance at September 30, 2005	$445,573

The additions to goodwill during the period will be deductible for tax purposes in future periods.

NOTE E –RESTRUCTURING

2001 Restructuring Reserve

During 2001, as a result of the initiatives associated with a performance improvement plan the Company recorded approximately $4.5 million in restructuring and asset impairment costs. The plan called for the closure of certain facilities and the termination of employment of approximately 135 employees, each of which has been completed. As of September 30, 2005, the remaining reserve of $0.5 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. At September 30, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs had been paid, the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. The remaining benefit payments, which are estimated at less than $0.1 million, are expected to be paid during the fourth quarter of 2005, and approximately $0.2 million of lease payments are expected to be paid through April 2008.

NOTE F – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30, 2005	December 31, 2004
Revolving credit facility	$11,000	$15,000
10 3/8% Senior Notes due 2009 (1)	201,732	202,112
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	147,000	148,125
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 11.6%, maturing
through December 2011	10,755	12,312

	386,049	393,111
Less current portion	(4,305)	(4,498)

	$381,744	$388,613

(1)   At September 30, 2005 and December 31, 2004 the outstanding amount includes $1.7 million and $2.1 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

In August 2005, the revolving credit facility and the term loan were amended to modify certain covenant calculations. The amended provisions adjust total leverage, senior secured leverage ratio limitations, interest coverage, fixed charge coverage ratio limitations, and amounts permitted for acquisitions and capital expenditures. The revolving credit facility’s availability was reduced from $100 million to $75 million and the term of the facility was extended from February 2007 to September 2009. The Company paid $1.3 million in debt financing costs related to the amendment during the three months ended September 30, 2005. The Company’s availability under the revolving credit facility is calculated based on its last-twelve-months EBITDA, as defined in the debt agreement. At September 30, 2005, the Company had $36.0 million available under the revolving credit facility, net of $2.2 million of standby letters of credit.

NOTE G – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has a supply agreement with Seattle Systems which requires it to make annual minimum purchases of $9.0 million through October 2005. At September 30, 2005, there was $0.5 million in escrowed funds, which was settled based upon the current year’s purchasing levels in October 2005.

NOTE G – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

Based on the preliminary results of the independent investigation, management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Based on the preliminary results of the investigation, management does not believe the resolution of the matters raised by the allegations will have a material adverse effect on the Company’s financial statements. The net sales of the West Hempstead facility for the nine months ended September 30, 2005 and the year ended December 31, 2004 were $0.5 million and $1.2 million, respectively, or less than 0.5% of the Company’s net sales for those periods.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The

NOTE G – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. The Company has filed a motion to dismiss the Amended Complaint.

The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

On March 17, 2005, a derivative action was filed against the Company and its directors in the Circuit Court for Montgomery County, Maryland. The lawsuit, which is encaptioned James Elgas v. Ivan Sable, et al, Civil No. 259940-V, largely repeats the billing allegations made in the consolidated amended complaint filed by the plaintiffs In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Elgas complaint alleges that Hanger’s directors breached their fiduciary duties to the Company. The plaintiff purports to seek monetary damages and unspecified equitable relief, on behalf of the Company, against the Company’s directors. The Company and the individual defendants filed motions to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement under Delaware law. At a hearing on August 12, 2005, the Circuit Court granted defendants’ motion to dismiss for failure to comply with the demand requirement, granting plaintiff leave to amend within ninety (90) days.

NOTE G – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al., No. CV 05 4259 (E.D.N.Y.), also largely repeats the allegations made in the consolidated amended complaint filed by the plaintiffs In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows complaint purports to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint seeks unspecified compensatory damages, restitution and disgorgement, injunctive relief, and an award of attorneys’ fees and costs. The defendants have not yet filed their response to the Green Meadows Partners Complaint.

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

NOTE H – REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE I – NET INCOME (LOSS) PER COMMON SHARE

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

NOTE I – NET INCOME (LOSS) PER COMMON SHARE (continued)

Net income (loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2005	2004	2005	2004
Net income (loss)	$4,323	$(34,902)	$9,474	$(27,346)
Less preferred stock dividends declared and accretion (1)	1,491	1,351	4,364	3,202

Net income (loss) applicable to common stock	$2,832	$(36,253)	$5,110	$(30,548)

Shares of common stock outstanding used to compute basic
per common share amounts	21,713,704	21,548,925	21,663,570	21,437,443
Effect of dilutive options and restricted shares	612,153	--	548,589	--

Shares used to compute dilutive per common share amounts (2)	22,325,857	21,548,925	22,212,159	21,437,443

Basic income (loss) per share applicable to common stock	$0.13	$(1.68)	$0.24	$(1.42)
Diluted income (loss) per share applicable to common stock	0.13	(1.68)	0.23	(1.42)

(1)   For the three and nine months ended September 30, 2005 and 2004, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive.

(2)   For the three months ended September 30, 2005 and 2004, options to purchase 1,863,349 shares and 1,863,301 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the period. Options to purchase 1,863,349 shares and 1,591,710 shares of common stock are not included in the computation of diluted income per share for the nine month periods ended September 30, 2005 and 2004, respectively, as these options are anti-dilutive. For the three and nine months ended September 30, 2004 the effect of 780,088 and 1,142,999 dilutive options and restricted shares were not included because they are anti-dilutive.

NOTE J – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average base salary. Net periodic expense under the Plan is actuarially determined and includes service and interest costs that represent the long term Plan obligation. The periodic expense was calculated using the following assumptions: (i) the employee’s current age; (ii) an estimated retirement age of 65 years; (iii) an assumed discount rate of 6.0%; and (iv) an estimated annual base salary increase of 3.0%. At September 30, 2005, the estimated total periodic obligation under the plan was $13.9 million. The Company had expensed $1.4 million and $1.3 million during the nine months ended September 30, 2005 and 2004, respectively, which represented the minimum funding requirement. The accrued balance at September 30, 2005 totaled $3.0 million and was comprised of $2.9 million in service cost and less than $0.1 in interest cost. The Company plans to accrue an additional $0.5 million to the Plan for the remainder of the current fiscal year. The first payment under the Plan is scheduled to occur in 2010.

NOTE K – SEGMENT AND RELATED INFORMATION

The Company has identified two segments in which it operates, based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segment’s income from operations.

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

NOTE K – SEGMENT AND RELATED INFORMATION (CONTINUED)

	Patient-Care Centers	Distribution	Other and Eliminations	Total
(In thousands)
Three Months Ended September 30, 2005
Net sales
Customers	$134,462	$11,931	$--	$146,393
Intersegments	--	19,607	(19,607)	--
Depreciation Expense	2,906	71	432	3,409
Income from Operations	20,099	4,888	(8,239)	16,748
Total Assets	629,140	53,143	21,953	704,236
Total Capital Expenditure	1,610	239	676	2,525
Three Months Ended September 30, 2004
Net sales
Customers	$135,519	$10,614	$--	$146,133
Intersegments	--	17,161	(17,161)	--
Depreciation Expense	2,699	61	551	3,311
Income from Operations	(26,063)	4,187	(8,918)	(30,794)
Total Assets	609,428	37,792	64,260	711,480
Total Capital Expenditure	3,222	150	1,251	4,623

	Patient-Care Centers	Distribution	Other and Eliminations	Total
(In thousands)
Nine Months Ended September 30, 2005
Net sales
Customers	$395,934	$33,113	$--	$429,047
Intersegments	--	56,044	(56,044)	--
Depreciation Expense	8,808	218	1,330	10,356
Income from Operations	55,930	11,664	(23,757)	43,837
Total Assets	629,140	53,143	21,953	704,236
Total Capital Expenditure	4,886	379	1,217	6,482
Nine Months Ended September 30, 2004
Net sales
Customers	$392,987	$29,880	$--	$422,867
Intersegments	--	52,052	(52,052)	--
Depreciation Expense	8,360	194	1,432	9,986
Income from Operations	11,915	9,862	(22,789)	(1,012)
Total Assets	609,428	37,792	64,260	711,480
Total Capital Expenditure	10,499	224	4,673	15,396

NOTE L – CONSOLIDATING FINANCIAL INFORMATION

The Company’s revolving credit facility, Senior Notes, Senior Subordinated Notes, and term loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following are summarized Condensed Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004, Condensed Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 and Condensed Cash Flows for the nine month periods ended September 30, 2005 and 2004 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - September 30, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$1,899	$6,265	$--	$8,164
Accounts receivable	--	103,153	--	103,153
Inventories	--	71,171	--	71,171
Prepaid expenses, other assets and income taxes receivable	1,814	6,346	--	8,160
Intercompany receivable	447,329	--	(447,329)	--
Deferred income taxes	9,385	--	--	9,385

Total current assets	460,427	186,935	(447,329)	200,033
Property, plant and equipment, net	5,568	38,997	--	44,565
Intangible assets, net	--	449,548	--	449,548
Investment in subsidiaries	178,262	--	(178,262)	--
Other assets	8,982	1,108	--	10,090

Total assets	$653,239	$676,588	$(625,591)	$704,236

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,805	$--	$4,305
Accounts payable	2,450	20,016	--	22,466
Accrued expenses	6,117	3,244	--	9,361
Accrued interest payable	3,524	172	--	3,696
Accrued compensation related costs	3,290	18,726	--	22,016

Total current liabilities	16,881	44,963	--	61,844
Long-term debt, less current portion	373,794	7,950	--	381,744
Deferred income taxes	41,222	(4,862)	--	36,360
Intercompany payable	--	447,329	(447,329)	--
Other liabilities	2,816	2,946	--	5,762

Total liabilities	434,713	498,326	(447,329)	485,710

Redeemable preferred stock	60,414	--	--	60,414

Common stock	222	35	(35)	222
Additional paid-in capital	156,242	7,460	(7,460)	156,242
Unearned compensation	(2,889)	--	--	(2,889)
Retained earnings	5,193	171,307	(171,307)	5,193
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	158,112	178,262	(178,262)	158,112

Total liabilities, redeemable preferred stock
and shareholders' equity	$653,239	$676,588	$(625,591)	$704,236

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2004	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,466	$4,885	$--	$8,351
Accounts receivable	--	109,191	--	109,191
Inventories	--	67,691	--	67,691
Prepaid expenses, other assets and income taxes receivable	741	5,211	--	5,952
Intercompany receivable	503,954	--	(503,954)	--
Deferred income taxes	6,014	--	--	6,014

Total current assets	514,175	186,978	(503,954)	197,199
Property, plant and equipment, net	6,770	41,196	--	47,966
Intangible assets, net	--	447,201	--	447,201
Investment in subsidiaries	114,472	--	(114,472)	--
Other assets	9,562	1,378	--	10,940

Total assets	$644,979	$676,753	$(618,426)	$703,306

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,998	$--	$4,498
Accounts payable	1,998	16,123	--	18,121
Accrued expenses	6,190	3,369	--	9,559
Accrued interest payable	8,108	109	--	8,217
Accrued compensation related costs	1,594	28,937	--	30,531

Total current liabilities	19,390	51,536	--	70,926
Long-term debt, less current portion	379,299	9,314	--	388,613
Deferred income taxes	36,458	(4,862)	--	31,596
Intercompany payable	--	503,954	(503,954)	--
Other liabilities	1,766	2,339	--	4,105

Total liabilities	436,913	562,281	(503,954)	495,240

Redeemable preferred stock	56,050	--	--	56,050

Common stock	218	35	(35)	218
Additional paid-in capital	154,434	7,460	(7,460)	154,434
Unearned compensation	(1,980)	--	--	(1,980)
Retained earnings	--	107,517	(107,517)	--
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	152,016	114,472	(114,472)	152,016

Total liabilities, redeemable preferred stock
and shareholders' equity	$644,979	$676,753	$(618,426)	$703,306

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended September 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$146,393	$--	$146,393
Cost of goods sold (exclusive of depreciation and amortization)	--	74,630	--	74,630
Selling, general and administrative	6,833	44,773	--	51,606
Depreciation and amortization	371	3,038	--	3,409

Income (loss) from operations	(7,204)	23,952	--	16,748
Interest expense, net	9,227	178	--	9,405
Equity in earnings of subsidiaries	(23,774)	--	23,774	--

Income (Loss) before taxes	(40,205)	23,774	23,774	7,343
Benefit for income taxes	3,020	--	--	3,020

Net income (loss)	$(43,225)	$23,774	$23,774	$4,323

STATEMENT OF OPERATIONS Three Months Ended September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$146,133	$--	$146,133
Cost of goods sold (exclusive of depreciation and amortization)	--	70,248	--	70,248
Selling, general and administrative	7,154	50,406	--	57,560
Depreciation and amortization	542	2,769	--	3,311
Goodwill impairment	--	45,808	--	45,808

Loss from operations	(7,696)	(23,098)	--	(30,794)
Interest expense, net	8,870	184	--	9,054
Equity in earnings of subsidiaries	(23,282)	--	23,282	--

Loss before taxes	(39,848)	(23,282)	23,282	(39,848)
Provision for income taxes	(4,946)	--	--	(4,946)

Net loss	$(34,902)	$(23,282)	$23,282	$(34,902)

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$429,047	$--	$429,047
Cost of goods sold (exclusive of depreciation and amortization)	--	213,813	--	213,813
Selling, general and administrative	19,339	141,702	--	161,041
Depreciation and amortization	1,153	9,203	--	10,356

Income (loss) from operations	(20,492)	64,329	--	43,837
Interest expense, net	27,110	539	--	27,649
Equity in earnings of subsidiaries	63,790	--	(63,790)	--

Income before taxes	16,188	63,790	(63,790)	16,188
Provision for income taxes	6,714	--	--	6,714

Net income	$9,474	$63,790	$(63,790)	$9,474

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$422,867	$--	$422,867
Cost of goods sold (exclusive of depreciation and amortization)	--	207,590	--	207,590
Selling, general and administrative	19,650	140,845	--	160,495
Depreciation and amortization	1,414	8,572	--	9,986
Goodwill impairment	--	45,808	--	45,808

Income (Loss) from operations	(21,064)	20,052	--	(1,012)
Interest expense, net	25,041	609	--	25,650
Equity in earnings of subsidiaries	19,443	--	(19,443)	--

Income (Loss) before taxes	(26,662)	19,443	(19,443)	(26,662)

Provision for income taxes	684	--	--	684

Net income (loss)	$(27,346)	$19,443	$(19,443)	$(27,346)

NOTE L – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash provided by operating activities	$3,217	$10,189	$--	$13,406

Cash flows from investing activities:
Purchase of property, plant and equipment	(806)	(5,676)	--	(6,482)
Acquisitions and earnouts	--	(2,466)	--	(2,466)
Proceeds from sale of certain assets, net of cash	--	304	--	304

Net cash used in investing activities	(806)	(7,838)	--	(8,644)

Cash flows from financing activities:
Borrowings under revolving credit agreement	42,000	--	--	42,000
Repayments under revolving credit agreement	(46,000)	--	--	(46,000)
Repayments under term loan	--	--	--	--
Scheduled repayment of long-term debt	(1,125)	(2,042)	--	(3,167)
Increase in financing costs	(1,329)	--	--	(1,329)
Proceeds from issuance of Common Stock	322	--	--	322
Change in book overdraft	2,154	1,071	--	3,225

Net cash used in financing activities	(3,978)	(971)	--	(4,949)

Net (decrease) increase in cash and cash equivalents	(1,567)	1,380	--	(187)
Cash and cash equivalents, at beginning of period	3,466	4,885	--	8,351

Cash and cash equivalents, at end of period	$1,899	$6,265	$--	$8,164

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2004 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,885)	$48,465	$--	$32,580

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,710)	(11,686)	--	(15,396)
Acquisitions and earnouts	--	(19,668)	--	(19,668)
Purchase of technology license and patent	--	(298)	--	(298)
Intercompany dividends	14,270	(14,270)	--	--
Proceeds from sale of property, plant and equipment	--	366	--	366

Net cash provided by (used in) investing activities	10,560	(45,556)	--	(34,996)

Cash flows from financing activities:
Borrowings under revolving credit agreement	38,000	--	--	38,000
Repayments under revolving credit agreement	(37,500)	--	--	(37,500)
Scheduled repayment of long-term debt	(1,125)	(1,714)	--	(2,839)
Increase in financing costs	(963)	--	--	(963)
Proceeds from issuance of Common Stock	1,101	--	--	1,101

Net cash used in financing activities	(487)	(1,714)	--	(2,201)

Net (decrease) increase in cash and cash equivalents	(5,812)	1,195	--	(4,617)
Cash and cash equivalents, at beginning of period	10,665	4,698	--	15,363

Cash and cash equivalents, at end of period	$4,853	$5,893	$--	$10,746

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included in this report.

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. We have two segments, the patient-care centers segment, which generated approximately 92.0% of our net sales in the first nine months of 2005, and the distribution of O&P components segment, which accounted for 8.0% of our net sales. Our operations are located in 44 states and the District of Columbia, with a substantial presence in California, Florida, Georgia, Illinois, New York, Ohio, Pennsylvania and Texas.

Patient Care

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. The increase or decrease in our same-center sales growth represents the aggregate change in our patient-care centers’ sales in the current period compared to the comparable period in the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. During the nine months ended September 30, 2005, same-center sales increased by 0.1% from the same period in 2004. Total net sales increased by 0.7% over the same period in 2004, primarily due to acquisitions and increased sales of our distribution segment. We operated 617 and 625 patient-care centers at September 30, 2005 and 2004, respectively.

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

During the three months ended September 30, 2005 two major hurricanes affected the Gulf Coast and adjoining states.  The company had fourteen sites directly affected by the storms and many other sites in adjoining states experienced business interruption.  The Company estimates that approximately $1.7 million in revenues were lost or delayed as of September 30, 2005.

In our patient-care centers segment, we calculate cost of goods sold on a quarterly basis in accordance with the gross profit method. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year inventory count and other factors such as changes in our sales mix, purchase trends and other factors affecting cost of goods sold. Estimated cost of goods sold is adjusted in the fourth quarter after the annual physical inventory is conducted, valued, and a new rate is established.

Distribution

Southern Prosthetic Supply, Inc. (“SPS”), our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $89.1 million for the nine months ended September 30, 2005 with $56 million, or 63%, of such sales made to our patient-care centers, and $33.1 million, or 37%, made to non-Hanger facilities.

SPS has three distribution centers strategically located in the United States. SPS is able to deliver virtually any order within 48 hours of receipt. The ability to quickly deliver orders from its extensive product line allows us to maintain much lower levels of inventory in our patient-care centers.

Results and Outlook

Income from operations for the nine months ended September 30, 2005 was higher than the prior year’s comparable period due to the prior year goodwill impairment of $45.8 million. Excluding the impairment, income from operations was $1.0 million lower for the nine months ended September 30, 2005. Same-center sales in our patient care centers improved from a decline of 1.2% for the nine months ended September 30, 2004 to an increase of 0.1% in for the nine months ended September 30, 2005. We are aggressively moving to enhance both revenue and net income in a number ways, including:

•	Beginning in 2004, we initiated deployment of Linkia, the first network management service dedicated solely to serving the O&P market. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks of those companies. In March of 2004, the Company entered into its first Linkia contract and in September 2005, the Company signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. The agreement became effective in October 2005. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to begin impacting sales in the first half of fiscal 2006, as the CIGNA contract is phased in on a geographic basis.

•	Development of businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare.

•	Continued development, patenting and marketing of devices based upon new cutting edge technology. Our first Innovative Neurotronics product, the WalkAide, received FDA approval during the three months ended September 30, 2005. We anticipate bringing this new product to the market in mid-2006.

•	We provide training, continued education, career development, a wide array of O&P products and selective application of new technology to our practitioners, to assist them in growing their practices.

•	Continued investment in marketing, both in terms of a local sales force, and in personnel and systems to support the effort to acquire national contracts, enabling us to increase same-center sales and our market share.

•	Continued focus on cost containment and reduction initiatives in order to limit the impact of inflationary pressures on our fixed cost.

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

Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectibility is reasonably assured. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents both deposits made prior to the final fitting and acceptance by the patient and prepaid tuition and fees received from students enrolled in our practitioner education program.

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

We completed our roll out of O/P/S in the second quarter of fiscal 2005, and we are developing reports to provide complete disclosure of the composition of our accounts receivable. Prior to the implementation of O/P/S, a centralized billing system, the Company utilized approximately 15 legacy billing systems, each with somewhat different and limited functionality and reporting capabilities. In order to allow time to validate the accuracy of the reports and new database, we will endeavor to disclose this information in conjunction with our annual filing. However, the information will not be comparative until the third quarter of 2006.

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

Inventories:Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold on a quarterly basis in accordance with the gross profit method for interim reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

Goodwill and Other Intangible Assets: Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, annually in the Company’s fourth quarter. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.

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

Deferred Tax Assets (Liabilities). We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not reasonably assured, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations and their percentage of our net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	51.0	48.1	49.8	49.1
Selling, general and administrative	35.3	39.4	37.6	37.9
Depreciation and amortization	2.3	2.3	2.4	2.4
Goodwill impairment	--	31.3	--	10.8

Income (Loss) from operations	11.4	(21.1)	10.2	(0.2)
Interest expense, net	6.4	6.2	6.4	6.1

Income (Loss) before taxes	5.0	(27.3)	3.8	(6.3)
Provision for income taxes	2.1	(3.4)	1.6	0.2

Net income (loss)	2.9	(23.9)	2.2	(6.5)

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Sales. Net sales for the three months ended September 30, 2005 were $146.4 million, an increase of $0.3 million, or 0.2%, versus net sales of $146.1 million for the three months ended September 30, 2004. The sales growth was primarily the result of $1.3 million, or 12.4%, increase in sales of the Company’s distribution segment offset by a $1.0 million, or 0.7%, decrease in same-center sales. During the three months ended September 30, 2005 two major hurricanes affected the gulf coast and adjoining states.  The company had fourteen sites directly affected by the storms and many other sites in adjoining states experienced business interruption.  The Company estimates that approximately $1.7 million in revenues were lost or delayed as of September 30, 2005 due to Hurricanes Katrina and Rita.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2005 increased by $4.4 million to $74.6 million, or 51.0% of net sales, compared to $70.2 million, or 48.1% of net sales, in the third quarter of the prior year. The cost of sales as a percentage of net sales increased due to a 2.3% increase in material costs and a 0.6% increase in labor costs. The material cost increase was driven by a change in the mix of sales, increased purchases, increased shipping costs and continued pressure on reimbursement.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2005 decreased by $6.0 million to $51.6 million, or 35.3% of net sales, from $57.6 million, or 39.4% of net sales, for the three months ended September 30, 2004. The decrease was principally due to reduced incentive compensation resulting from: (a) increased material costs; (b) higher labor and benefit costs; and (c) a revised calculation of the variable compensation plan. The change to the incentive compensation plan is retroactive to January 1, 2005 and this change was accounted for as a change in accounting estimate in accordance with APB 20. This change resulted in a decreased expense of approximately $3.2 million pretax for the three months ended September 30, 2005, of which approximately $2.1 million pretax, relates to estimates recorded as of June 30, 2005.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2005 and 2004 was approximately $3.4 and $3.3 million, respectively. The Company had capital expenditures of $2.5 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively.

Goodwill Impairment. During the three months ended September 30, 2004, the Company recognized a $45.8 million non-cash charge as a result of an interim valuation of goodwill and other intangible assets which was in turn triggered by the decline in the market value of the Company’s common stock during August 2004.

Income (loss) from Operations. As a result of the above, income from operations for the three months ended September 30, 2005 was $16.7 million, or 11.4% of net sales, compared to a loss of $30.8 million, or 21.1% of net sales, for the three months ended September 30, 2004. Income from operations increased $47.5 million primarily due to the $45.8 million goodwill impairment recorded in three months ended September 30, 2004 and decreased SG &A costs in the three months ended September 30, 2005.

Interest Expense. Interest expense in the three months ended September 30, 2005 increased to $9.4 million compared to $9.1 million in the three months ended September 30, 2004 due to higher variable interest rates applied to the balance of the revolving credit facility and term loan.

Income Taxes. An income tax provision of $3.0 million was recorded for the three months ended September 30, 2005 compared to a tax benefit of $4.9 million for the same period of the prior year. The prior year tax benefit was principally due to the $45.8 million goodwill impairment charge. The effective tax rate for the three months ended September 30, 2005 was 41.1%.

Net Income. As a result of the above, we recorded net income of $4.3 million for the three months ended September 30, 2005, compared to net loss of $34.9 million for the same period in the prior year. Based on the preferred stock 10% paid-in-kind dividend of $1.5 million in the third quarter of 2005 compared to the $1.4 million preferred stock 10% paid-in-kind dividend in the prior year’s third quarter, we reported net income applicable to common stock of $2.8 million for the third quarter of 2005, or $0.13 per diluted share, compared to a net loss applicable to common stock of $36.3 million, or $1.68 per diluted share, for the third quarter of 2004. During the three months ended September 30, 2004, the company recorded an impairment of goodwill and other intangibles of $38.6 million net of tax, or $1.78 per diluted share.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Sales. Net sales for the nine months ended September 30, 2005 were $429.0 million, an increase of $6.1 million, or 1.4%, versus net sales of $422.9 million for the nine months ended September 30, 2004. The sales growth was primarily the result of a 0.1% increase in same-center sales, a 10.8% increase in sales of the Company’s distribution segment, and revenue generated from acquired practices.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2005 increased by $6.2 million to $213.8 million, or 49.8% of net sales, compared to $207.6 million, or 49.1% of net sales, in the nine months ended September 30, 2004. The cost of sales as a percentage of net sales increased due to a 0.3% increase in material costs and a 0.4% increase in labor costs. The material cost increase was driven by a change in the mix of sales, increased shipping costs and continued pressure on reimbursement.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2005 increased by $0.5 million to $161.0 million, or 37.6% of net sales, from $160.5 million, or 37.9% of net sales, for the nine months ended September 30, 2004. SG&A expenses as a percentage of net sales deceased from 37.9% in the 2004 period to 37.6% for the 2005 period due to the increase in net sales. The increase in SG&A expenses of $0.5 million was principally due to $2.4 million in higher labor costs resulting primarily from inflation and increased health insurance costs, $1.4 million in additional expenditures to support our growth initiatives, and $2.2 million in inflationary increases of rent, travel and other expenses offset by a $5.5 million reduction in the management bonus and variable compensation plan. During the nine months ended September 30, 2005 the Company revised the calculation of the variable compensation plan retroactive to January 1, 2005. This change was accounted for as a change in accounting estimate in accordance with APB 20 and resulted in a decreased expense of approximately $3.2 million for the nine months ended September 30, 2005.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2005 was $10.4 million versus $10.0 million for the nine months ended September 30, 2004. The Company had capital expenditures of $6.5 million and $15.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Goodwill Impairment. During the nine months ended September 30, 2004, the Company recognized a $45.8 million non-cash charge as a result of an interim valuation of goodwill and other intangible assets. The interim valuation was triggered by the decline in the Company’s stock’s fair value during August 2004.

Income (loss)from Operations. As a result of the above, income from operations for the nine months ended September 30, 2005 was $43.8 million, or 10.2% of net sales, compared to a loss of $1.0 million, or 0.2% of net sales, for the nine months ended September 30, 2004. Income from operations increased $44.8 primarily due to the $45.8 million goodwill impairment recorded in nine months ended September 30, 2004 offset by increased cost of goods sold in the nine months ended September 30, 2005.

Interest Expense. Interest expense in the nine months ended September 30, 2005 increased to $27.6 million compared to $25.7 million in the nine months ended September 30, 2004 due to higher interest rates applied to the balance of the revolving credit facility and the term loan.

Income Taxes. An income tax provision of $6.7 million was recorded for the nine months ended September 30, 2005 compared to $0.7 million for the same period of the prior year. The increase in the income tax provision was primarily the result of the non-cash goodwill impairment charge recorded in the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 was 41.5%.

Net Income. As a result of the above, we recorded net income of $9.5 million for the nine months ended September 30, 2005, compared to a net loss of $27.3 million for the same period in the prior year. Based on the preferred stock 10% paid-in-kind dividend of $4.4 million for the nine months ended September 30, 2005 compared to the $3.2 million preferred stock 10% paid-in-kind dividend in the prior year’s comparable period, we reported net income applicable to common stock of $5.1 million for the nine months ended September 30, 2005, or $0.23 per diluted share, compared to net loss applicable to common stock of $30.5 million, or $1.42 per diluted share, for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company recorded an impairment of goodwill and other intangibles of $38.6 million net of tax, or $1.78 per diluted share.

Financial Condition, Liquidity, and Capital Resources

Our working capital at September 30, 2005 was $138.2 million compared to $126.3 million at December 31, 2004. Working capital increased $11.9 million principally as a result of a $2.8 million increase in current assets and a $9.1 million decrease in current liabilities. Current assets increased primarily due to increases in deferred taxes, other current assets and inventory totaling $9.1 million, offset by a decrease in accounts receivable of $6.0 million. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the nine months ended September 30, 2005, decreased to 65 days, compared to 71 days for the same period last year. The decrease in DSO is due to an increased effort at our patient-care centers to target collections as well as the implementation of electronic billing. Current liabilities decreased by $9.1 million primarily due to a $8.5 million decrease in accrued compensation resulting from the payout of 2004 variable compensation in the first quarter of 2005, and a $4.5 million decrease in accrued interest, offset by an increase in trade accounts payable. Our ratio of current assets to current liabilities was 3.2 to 1 at September 30, 2005 compared to 2.8 to 1 at December 31, 2004. At September 30, 2005 the company’s availability under its revolving credit facility was $36.0 million, net of $2.2 million of standby letters of credit.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $13.4 million, compared to $32.6 million for the nine months ended September 30, 2004. The reduction was primarily due to the working capital increase referred to above. The cash flow was primarily used to fund asset additions of $6.5 million for the year and pay down the revolving credit facility, which was reduced by $4.0 million from $15.0 million at December 31, 2004 to $11.0 million at September 30, 2005.

Net cash used in investing activities was $8.6 million for the nine months ended September 30, 2005, versus $35.0 million for the same period in the prior year. The decrease resulted from fewer businesses being acquired and reduced purchasing of property, plant and equipment. During the nine months ended September 30, 2005, we capitalized approximately $0.9 million in costs related to the development of software.

Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2005, compared to $2.2 million for the nine months ended September 30, 2004. The increase in cash used by financing activities was primarily due to a net pay down of the revolving credit facility of $4.5 million offset by increases in the bank overdraft liability.

The revolving credit facility and the term loan require compliance with various covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge ratio, as well as other covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. In August 2005, the revolving credit facility and the term loan were amended to modify certain covenant calculations. The amended provisions adjust total leverage, senior secured leverage ratio limitations, interest coverage, fixed charge coverage ratio limitations, and amounts permitted for acquisitions and capital expenditures. The revolving credit facility’s availability was reduced from $100 million to $75 million and the term of the facility was extended from February 2007 to September 2009. The Company paid $1.3 million in debt financing costs related to the amendment during the three months ended September 30, 2005. At September 30, 2005, the Company had $36.0 million available under the revolving credit facility, net of $2.2 million of standby letters of credit.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the amended revolving credit facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $8.0 million in acquisitions in fiscal 2005, by the terms of the amended revolving credit facility.

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2005:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
(In thousands)
Long-term debt	$1,491,071	$4,466,361	$4,583,991	$3,843,969	$369,538,720	$392,609	$384,316,721
Interest payments on long-term debt (1)	4,209,096	35,235,004	34,928,376	34,629,809	20,196,031	27,819	129,226,135
Operating leases	4,901,078	24,290,737	19,208,991	14,698,990	9,895,376	7,806,499	80,801,671
Capital leases	36,817	144,428	137,750	58,518	8,499	--	386,012
Unconditional purchase commitments (2)	175,781	--	--	--	--	--	175,781
Other long-term obligations	780,064	838,789	415,731	232,114	276,097	15,093,178	17,635,973

Total contractual cash obligations	$11,593,907	$64,975,319	$59,274,839	$53,463,400	$399,914,723	$23,320,105	$612,542,293

(1)   Assumes the current variable rate of 7.75% on the Term Loan and the current weighted average variable rate of 7.9% on the Revolving Credit Facility.

(2)   Reflects the commitments under the supply agreement with USMC, as amended in February 2004, and excludes cash payments related to accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

The Company has a supply agreement with Seattle Systems which requires it to make annual minimum purchases of $9.0 million through October 2005. At September 30, 2005, there is $0.5 million in escrowed funds, which was settled based upon the current year’s purchasing levels in October, 2005.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At September 30, 2005, all our outstanding debt, with the exception of the revolving credit facility and the term loan, is subject to a fixed interest rate. (See Item 3 below.)

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

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, term loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of September 30, 2005, we have cash flow exposure to the changing interest rate on the term loan and revolving credit facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with an outstanding balance of $11 million at September 30, 2005, as discussed in Note F to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At September 30, 2005, we had 3 contracts outstanding, two of which have a fixed LIBOR at 7.6%, and 7.86%. These contracts are set to expire on October 3rd, 2005, and November 30th, 2005, respectively. The third is a prime loan with a variable rate currently set at 9.75%.

Presented below is an analysis of our financial instruments as of September 30, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$9,188	$9,923	$10,658	$11,393	$12,128	$12,863	$13,598
Revolving Credit Facility	704	759	814	869	924	979	1,034

	$9,892	$10,682	$11,472	$12,262	$13,052	$13,842	$14,632

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1.	Legal Proceedings

For a description of certain legal proceedings, refer to the disclosure set forth in Note G (“Commitments and Contingent Liabilities”) in Part I, Item 1 (“Condensed Consolidated Financial Statements”).

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

HANGER ORTHOPEDIC GROUP, INC.
Dated: November 9, 2005	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: November 9, 2005	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: November 9, 2005	/s/ Thomas C. Hofmeister
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