Form 10-K
period 2005-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2006-03-16
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes          No  X

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes          No    X

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:         Yes    X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

        Large accelerated filer              Accelerated filer      X      Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes          No  X  .

        State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $109,274,185

        As of March 10, 2006, the registrant had 21,767,860 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Hanger Orthopedic Group, Inc.

PART I

ITEM 1.  BUSINESS.

Business Overview

General

        We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Through our wholly-owned subsidiary, Southern Prosthetics Supply, Inc. (“SPS”), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our wholly-owned subsidiary Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

        We have increased our net sales during the past two years principally through acquisitions, increased distribution revenues, sales generated by the two national contracts signed by our Linkia subsidiary and by opening new patient-care centers. We strive to improve our local market position to enhance operating efficiencies and generate economies of scale. We generally acquire small and medium-sized O&P patient care businesses and open new patient-care centers to achieve greater density in our existing markets.

Patient Care

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

        At December 31, 2005, we operated 624 O&P patient-care centers (“patient-care centers”) in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). Patients are referred to our local patient-care centers directly by physicians as a result of our reputation with them or through our agreements with managed care providers. Practitioners, technicians and office administrators staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

Distribution

        Our distribution segment, SPS, is the largest distributor in the O&P market with a dedicated sales force and current product catalogue. SPS purchases and distributes O&P products to our patient-care centers as well as independent O&P providers. SPS maintains three distribution sites throughout the U.S. to facilitate prompt shipping.

Products

        In 2004, the Company formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Working with the inventors, IN, Inc. advances the design and manufacturing, the regulatory and clinical aspects of the technology and then introduces the devices to the marketplace through a variety of distribution channels. While IN, Inc. has not yet generated sales, its first product, the WalkAide System, has received FDA approval and will be released for sale during the first half of 2006.

Provider Network Management

        Linkia, the first provider network management service company dedicated solely to serving the O&P market, was created in 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks of those companies. In 2004, Linkia entered into its first contract and in September 2005, Linkia signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to begin impacting sales in the second half of fiscal 2006, as the CIGNA contract is phased in on a geographic basis.

Industry Overview

        We estimate the O&P patient care market in the United States represented approximately $2.5 billion in revenues in 2005, of which we accounted for approximately 21%. The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million. According to the most recent American Orthotic and Prosthetic Association study, which was conducted in 1999, there are an estimated 3,300 certified prosthestists and/or orthotists and approximately 2,800 O&P patient-care centers in the United States. We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

        The O&P industry is characterized by stable, recurring revenues, primarily resulting from the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including:

        Aging U.S. Population. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. There is a direct correlation between age and the onset of diabetes and vascular disease, which is the leading cause of amputations. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility expectations and improved technology of O&P devices, we believe the elderly will increasingly seek orthopedic rehabilitation services and products.

        Growing Physical Health Consciousness. The emphasis on physical fitness, leisure sports and conditioning, such as running and aerobics, is growing, which has led to increased injuries requiring orthopedic rehabilitative services and products. These trends are evidenced by the increasing demand for new devices that provide support for injuries, prevent further or new injuries or enhance physical performance.

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

Competitive Strengths

        The combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 21% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology for sale in our practices and through distributors;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 84 O&P businesses since 1992, with purchase prices ranging from less than $100,000 to $50 million and representing over 298 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

Business Strategy

        Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	continuing periodic patient evaluations to gauge patients' device and service satisfaction;

-	improving the utilization and efficiency of administrative and corporate support services;

-	enhancing margins through continued consolidation of vendors and product offering; and

-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	Increase our market share and net sales by:

-	continued marketing of Linkia products to regional and national providers;

-	contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology; and

-	expansion of the breadth of products being offered out of our patient-care centers;

•	Develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare;

•	Continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line. The first new product, the WalkAide System, will be available for sale during the first half of 2006;

•	Provide our practitioners with the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

•	Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Business Description

Patient Care Services

        As of December 31, 2005, we provided O&P patient care services through 624 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely supervise each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        An attending physician determines a patient’s treatment, writes a prescription and refers the patient to one of our patient-care centers. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the formulation of the prescription for, and design of, an orthotic or prosthetic device to meet the patient’s need.

        The fitting process involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements, frequently using our digital imaging system (Insignia), of the patient to ensure an anatomically correct fit. Prosthetic devices are custom fabricated by technicians and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the remainder are prefabricated but custom fit.

        Custom devices are fabricated by our skilled technicians using the plaster castings, measurements and designs made by our practitioners. During 2005, the Company continued the rollout of the Insignia system, which replaces plaster casting of a patient’s residual limb with the generation of a computer scanned image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. Training programs and scheduled follow-up and maintenance visits are used to provide post-fitting treatment, including adjustments or replacements as the patient’s physical condition and lifestyle change.

        To provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient-care centers. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly enhance the rehabilitation process. The quality of our products and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients and referring physicians.

        A substantial portion of our O&P services involves the treatment of a patient in a non-hospital setting, such as our patient-care centers, a physician’s office, an out-patient clinic or other facility. In addition, O&P services are increasingly rendered to patients in hospitals, nursing homes, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prosthetic devices.

Products, Patents and Trademarks

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

        Through IN, Inc. we also create products for sale both in our patient-care centers and through our distribution segment and a separate sales force. The first of IN, Inc.’s line of functional electrical stimulation products, the WalkAide System, is a medical device designed to counter the lack of ankle dorsiflexion, commonly referred to as foot drop, in patients who have sustained damage to upper motor neurons or pathways to the spinal cord. The WalkAide System electrically stimulates the appropriate nerves and muscles. In addition to improving the patient’s gait, medical benefits of the WalkAide System may include increased mobility, prevention/retardation of disuse atrophy, increased local blood flow, muscle re-education and maintained or increased joint range of motion.

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

        We also develop and implement programs designed to increase sales and enhance the efficiency of our patient-care centers. These programs include: (i) sales and marketing initiatives to attract new patient referrals by establishing relationships with physicians, therapists, employers, managed care organizations, hospitals, rehabilitation centers, out-patient clinics and insurance companies; (ii) professional management and information systems to improve efficiencies of administrative and operational functions; (iii) professional education programs for practitioners emphasizing new developments in the increasingly sophisticated field of O&P clinical therapy; (iv) the establishment of shared fabrication and centralized purchasing activities, which provide access to component parts and products within two business days at prices that are typically lower than traditional procurement methods; (v) access to virtually every product available at lower cost due to the combined purchasing power of our patient-care centers; and (vi) access to technology, such as Insignia, that is not available to our competitors.

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. For the year ended December 31, 2005, 36.4% or approximately $45.4 million of SPS’ distribution sales were to third-party O&P services providers, and the balance of approximately $79.2 million represented intercompany sales to our patient-care centers. SPS inventories approximately 18,000 items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Georgia, and Texas, which allow us to deliver products via ground shipment anywhere in the United States within two business days.

Our distribution business enables us to:

•	lower our material costs by negotiating purchasing discounts from manufacturers;

•	reduce our patient-care center inventory levels and improve inventory turns through centralized purchasing control;

•	quickly access prefabricated and finished O&P products;

•	perform inventory quality control;

•	encourage our patient-care centers to use clinically appropriate products that enhance our profit margins; and

•	coordinate new product development efforts with key vendor "partners".

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

Expansion

        We increase our market share primarily through acquisitions and opening of new satellites. Historically, we have acquired small to medium size O&P practices in new markets or in markets where we have a presence. These acquired practices’ patient-care centers are converted to Hanger practices and existing practitioners continue as Hanger employees, subject to non-compete agreements.

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

        These satellite patient-care centers also tend to receive new patient referrals from nearby hospitals and physicians. While a partial patient volume shift occurs from the practitioner’s main patient-care center to the satellite patient-care center because the practitioner is now seeing some of the same patients out of a new satellite patient-care center, the additional patient volume in the satellite patient-care center increases the practitioner’s overall patient encounters. If demand for O&P services at a satellite patient-care center increases beyond the ability of the practitioner to service it one or two days a week, we will staff the office on a full-time basis.

Reimbursement

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

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Veterans Administration, in the aggregate, accounted for approximately 41.2%, 44.3% and 44.8% of our net sales in 2005, 2004 and 2003, respectively. These payors have set maximum reimbursement levels for O&P services and products. In November 2003, Congress enacted legislation that freezes Medicare reimbursement levels for all O&P services at current levels for all of calendar 2004, 2005 and 2006. The result of this legislation has been a downward pressure on our income from operations. We have initiated purchasing and efficiency programs in an effort to minimize the effects of the legislation. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

        In addition to referrals from physicians, we enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third-party payor. These contracts typically have a stated term of one year and automatically renew annually. These contracts generally may be terminated without cause by either party on 60 to 90 days’ notice or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered. Renewals of third party contracts have been negatively impacted by both the freeze in Medicare reimbursement as well as competition from small independent O&P providers who from time to time will accept contracts with below market reimbursement in order to gain market share.

        Through the course of business we accept patient deposits on devices not yet delivered. At December 31, 2005 and 2004, we had received $0.3 million and $0.8 million, respectively, of deposits from our patients.

Suppliers

        We purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from in excess of 300 suppliers across the country. These devices, components and materials are used in the products we offer in our patient-care centers throughout the country. Currently, only four of our third-party suppliers account for more than 5% of our total patient care purchases. In addition, two of our purchased products accounted for a significant portion of total purchases from two of our existing suppliers.

Provider Network Management

        During the second half of 2004, we created Linkia, the first provider network management service dedicated solely to serving the O&P market. The Linkia service focuses on partnering with healthcare insurance companies and providing management of their O&P services and needs principally through the establishment of a customized network of O&P patient care providers selected from our 624 patient-care centers as well as independent O&P providers nationwide. We believe the Linkia service offers health insurance companies a means to reduce administrative expenses through electronic billing, prior authorization, customer services and professional relations between its clients and the O&P providers. We target our Linkia sales efforts at the country’s largest insurance companies. In March of 2004, Linkia entered into its first contract and in September 2005, it signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to begin impacting sales in the second half of fiscal 2006, as the CIGNA contract is phased in on a geographic basis.

Sales and Marketing

        The individual practitioners in local patient-care centers historically have conducted our sales and marketing efforts. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. Individual practitioners have relied almost exclusively on referrals from local physicians or physical therapists and typically are not involved in more sophisticated marketing techniques.

        We have developed a centralized marketing department whose goal is to augment the responsibilities of the individual practitioner, enabling the practitioner to focus more of his or her efforts on patient care. Our marketing department targets the following:

•	Marketing and Public Relations. Our objective is to increase the visibility of the “Hanger” name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•	Business Development. We have dedicated personnel in each of our regions of operation who are responsible for arranging seminars, clinics and forums to increase the individual communities’ awareness of the “Hanger” name. These business development managers (“BDM”) also meet with local referral and contract sources to help our practitioners develop new relationships in their markets. During 2005, regions in which these BDMs were operating experienced greater sales increases than regions without BDMs.

•	Insurance Contracts. Linkia is actively seeking contracts with national insurance companies to manage their network. We also have regional contract managers who negotiate with hospitals and regional payors.

•	Other Initiatives. We are constantly seeking new technology to enable us to provide the highest quality patient-oriented care. During 2005, we continued the national rollout of the Insignia laser scanning system, which enabled our practitioners to create and modify a computer-based scan of patients’ limbs to create more comprehensive patient records and a better prosthetic fit. Due to the improvement Insignia offers to our patient care, it has been an effective marketing tool for our practitioners.

Acquisitions

        In 2005, we acquired five additional O&P companies operating a total of five patient-care centers located in Florida and Arizona. The aggregate purchase price paid by us for the 2005 acquisitions, excluding potential earn-out provisions, was $2.3 million. During 2004, we acquired six O&P companies operating a total of 37 patient-care centers located in Ohio, California, Kansas, Texas, Kentucky, Indiana and Colorado, for which we paid $23.0 million, excluding potential earn-out provisions.

Competition

        The O&P services industry is highly fragmented, consisting mainly of local O&P patient-care centers. The business of providing O&P patient care services is highly competitive in the markets in which we operate. We compete with numerous small independent O&P providers for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We compete with other patient care service providers on the basis of quality and timeliness of patient care, location of patient-care centers and pricing for services.

        We also compete with independent O&P providers for the retention and recruitment of qualified practitioners. In certain markets, the demand for practitioners exceeds the supply of qualified personnel.

Government Regulation

        We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business. In November 2003, Congress legislated a three-year freeze on reimbursement levels for all O&P services starting January 1, 2004. The effect of this legislation has been a downward pressure on our income from operations, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects.

        Medical Device Regulation. We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“FDCA”) and accompanying regulations. With the exception of two products which have been cleared for marketing under section 510(k) of the FDCA, we believe that the products we distribute, including O&P devices, accessories and components, are exempt from the FDA’s regulations for pre-market clearance of approval requirements and from requirements relating to quality system regulation (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, and are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by the FDA for non-compliance with FDA requirements, we cannot assure that we would be found to be or to have been in compliance at all times. Non-compliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results of operations.

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

        Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing certain business arrangements that will not be subject to scrutiny under the law. These “Safe Harbors” describe activities which are not considered to be illegal provided that they meet all the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the antikickback statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states also have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

        Our operations and business arrangements include, for example, discount programs or other financial arrangements with individuals and entities, such as lease arrangements with hospitals and certain participation agreements. Therefore, our operations and business arrangements are required to comply with the antikickback laws. Although our business arrangements and operations may not always satisfy all the criteria of a Safe Harbor, we believe that our operations are in material compliance with federal and state antikickback statutes.

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

        These laws may apply to certain of our operations. As noted above, we have established various types of discount programs or other financial arrangements with individuals and entities. We also bill third-party payors and other entities for items and services provided at our patient-care centers. While we endeavor to ensure that our discount programs and other financial arrangements, and billing practices comply with applicable laws, such programs, arrangements and billing practices could be subject to scrutiny and challenge under HIPAA.

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

        Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare physician self-referral law (the “Stark II” law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for “designated health services” – including prosthetic and orthotic devices and supplies – if the physician or the physician’s immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare program a claim for payment in violation of Stark II.

        With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity’s shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders’ equity exceeding $75.0 million for its most recent fiscal year, or as an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians that have ownership interests in our stock should not trigger liability under Stark II.

        With respect to compensation arrangements, there are exceptions under Stark II that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer. We believe that our compensation arrangements with physicians comply with Stark II, either because the physician’s relationship fits within a regulatory exception or does not generate prohibited referrals. If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to sanctions under Stark II and applicable state laws.

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

        Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as “protected health information”) by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions (“Covered Entities”). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements (“the transactions/code sets standards”). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. The new requirements have had a significant effect on the manner in which we handle health data and communicate with payors. Our new billing system, OPS, was designed to meet these requirements.

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

Special Note On Forward-Looking Statements

        Some of the statements contained in this report discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,”“estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

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

        For a discussion of important risk factors affecting our business, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see “Item 1A-Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below. We do not have any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2005, we had an average of 3,290 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Residents	Technicians	Administrative	Distribution	Corporate and Shared Services
Hanger Prosthetics &
Orthotics, Inc.	1,053	57	562	1,286	--	--
Southern Prosthetic
Supply, Inc.	--	--	--	--	106	--
Hanger Orthopedic Group,
Inc.	--	--	--	--	--	226

        We have established an affiliation with the University of Connecticut pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only six schools of this kind in the United States, and two under development. The program director is a Hanger employee, and our practitioners teach most of the courses. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in the other area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

        We also provide a series of ongoing training programs to improve the professional knowledge of our practitioners. For example, we have an annual Education Fair which is attended by over 650 of our practitioners and consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, basic accounting and business courses and other courses which allow the practitioners to fulfill their ongoing continuing education requirements.

Insurance

        We currently maintain insurance coverage for malpractice liability, product liability, workers’ compensation, executive protection and property damage. Our general liability insurance coverage is $1.0 million per incident, with a $5.0 million umbrella insurance policy. The coverage for malpractice, product and workers’ compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

ITEM 1A.  RISK FACTORS.

We incurred net losses for the years ended December 31, 2004 and 2001 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the years ended December 31, 2005, 2003 and 2002, however, we generated net income of $17.8 million, $15.6 million and $23.0 million, respectively. Following the NovaCare O&P acquisition, we incurred a net loss of $9.7 million for the year ended December 31, 2001. We cannot assure that we will not incur net losses in the future.

We are highly leveraged and have significant fixed operating costs; therefore our profitability and ability to service our debt could be negatively impacted by our ability to generate sales growth.

We are highly leveraged and have a significant amount of fixed costs. Therefore, our ability to continue to service our debt and fund necessary capital additions is dependent on our ability to grow sales and control inflationary increases in our fixed costs.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.2%, 44.3% and 44.8% of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. See previous discussion in Item 1 under “Reimbursement” and “Government Regulation.” In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels beginning January 1, 2004 on all O&P services. The effect of this legislation has been a downward pressure on our income from operations. We have, however, initiated certain purchasing and efficiency programs which we believe will minimize such effects.

Changes in payor reimbursements could negatively affect our net sales volume.

Recent years have seen a consolidation of healthcare companies coupled with certain payors terminating contracts, imposing caps or reducing reimbursement for O&P products. Additionally, employers are increasingly pushing healthcare costs down to their employees. These trends could result in decreased O&P revenue.

If we cannot collect our accounts receivable and effectively manage our inventory, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

As of December 31, 2005 and 2004, our accounts receivable over 120 days represented approximately 20.4% and 23.8% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. We did not record a book-to-physical inventory adjustment as a result of our October 1, 2005 inventory count. In conjunction with our physical inventory performed on October 1, 2004, we recorded a $1.6 million increase in inventory. Because our income from operations percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

A decrease in the quality of services provided at our patient-care centers may negatively impact our reputation.

Maintaining our market share is dependent on us providing quality services and products. Increasingly, payors are seeking out service providers that control a significant market presence and abide by high quality standards. In addition, suppliers attempting to sell directly to hospitals and healthcare management companies, O&P competitors and other service providers, such as physical therapists, are continually attempting to penetrate the market. If we are unable to abide by our standard operating procedures and continue providing quality services to our patients, our net sales and market presence could be adversely impacted.

If we are unable to maintain good relations with our suppliers, our existing purchasing discounts may be jeopardized, which could adversely affect our gross margins.

We currently enjoy significant purchasing discounts with most of our suppliers, and our ability to sustain our income from operations has been, and will continue to be, dependent, in part, on our ability to continue to obtain favorable discount terms from our suppliers. These terms may be subject to changes in suppliers’ strategies from time to time, which could adversely affect our gross margins over time. The profitability of our business depends, in part, upon our ability to maintain good relations with these suppliers.

We depend on the continued employment of our orthotists and prosthetists who work at our patient-care centers and their relationships with physicians and patients. Our ability to provide O&P services at our patient-care centers would be impaired and our net sales reduced if we were unable to maintain these relationships.

Our net sales would be reduced if a significant number of our practitioners leave us. In addition, any failure of our practitioners to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facilities or any damage to the reputation of a significant number of our practitioners could adversely affect our reputation, subject us to liability and significantly reduce our net sales. A substantial amount of our business is derived from orthopedic surgeons and other healthcare providers. If the quality of our services and products declines in the opinion of these healthcare providers, they may cease to recommend our products, which would adversely affect our net sales.

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

We contract with various federal and state governmental agencies to provide O&P services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•	refunding of amounts we have been paid pursuant to our government contracts;
•	imposition of fines, penalties and other sanctions on us;
•	loss of our right to participate in various federal programs;
•	damage to our reputation in various markets; or
•	material and/or adverse effects on our business, financial condition and results of operations.

We are subject to numerous federal, state and local governmental regulations, noncompliance with which could result in significant penalties that could have a material adverse effect on our business.

A failure by us to comply with the numerous federal, state and/or local healthcare and other governmental regulations to which we are subject, including the regulations discussed under “Government Regulation” in Item 1 above, could result in significant penalties and adverse consequences, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business.

If the results of the current investigations over the billing allegations at the West Hempstead patient-care center and the associated class action lawsuits are not resolved in our favor or if such allegations are expanded to other patient-care centers and are not resolved in our favor, our operations may be negatively impacted and we may be subject to significant fines.

Although we believe that the class action suits against management that surfaced as a result of the billing allegations at the West Hempstead patient-care center are without merit, if the courts decide in favor of the plaintiffs, we may be subject to monetary and/or compensatory damages. In addition, if the results of the investigation at the West Hempstead patient-care center and any other patient-care centers uncover billing discrepancies, we may be responsible for noncompliance fines and the extension of such investigation to other patient-care centers.

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

Our Website

Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Section 16 filings (i.e. Forms 3, 4 and 5) as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission at http://www.sec.gov. Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee and Quality and Technology Committee of our board of directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial and accounting officers; as well as our Corporate Governance Guidelines. Information contained on our website is not part of this report.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.  PROPERTIES.

        As of December 31, 2005, we operated 624 patient-care centers and facilities in 45 states and the District of Columbia. We own 19 buildings that house a patient-care center. We also own real estate in New York, Delaware and Texas that currently are not in use. The remaining centers are occupied under leases expiring between the years of 2006 and 2017. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

The following table sets forth the number of our patient-care centers located in each state as of December 31, 2005:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	10	Louisiana	11	North Carolina	13
Arizona	27	Maine	5	North Dakota	2
Arkansas	6	Maryland	8	Ohio	35
California	75	Massachusetts	9	Oklahoma	11
Colorado	14	Michigan	6	Oregon	15
Connecticut	11	Minnesota	7	Pennsylvania	31
Delaware	1	Mississippi	11	South Carolina	11
District of Columbia	1	Missouri	20	South Dakota	2
Florida	39	Montana	6	Tennessee	14
Georgia	28	Nebraska	9	Texas	26
Illinois	26	Nevada	5	Utah	1
Indiana	13	New Hampshire	2	Virginia	6
Iowa	8	New Jersey	11	West Virginia	9
Kansas	11	New Mexico	6	Washington	12
Kentucky	10	New York	27	Wisconsin	11
				Wyoming	2

We also lease a distribution facility in each of Texas, California and Georgia. We lease our corporate headquarters in Bethesda, Maryland. Substantially all of our properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

On June 15, 2004, the Company announced that an employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery LLP to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

While the Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete, the Committee’s independent counsel made a presentation to the Committee in September 2005. Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.7 million and $1.2 million in net sales during 2005 and 2004, respectively, or less than 0.5% of the Company’s net sales, for each year.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. The Company has filed a motion to dismiss the Amended Complaint.

The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

On March 17, 2005, a derivative action was filed against the Company and its directors in the Circuit Court for Montgomery County, Maryland. The lawsuit which is encaptioned James Elgas v. Ivan Sabel, et al, Civil No. 259940-V, largely repeats the billing allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Elgas complaint alleges that Hanger’s directors breached their fiduciary duties to the Company. The plaintiff purports to seek monetary damages and unspecified equitable relief, on behalf of the Company, against the Company’s directors. The Company and the individual defendants filed motions to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement under Delaware law. At a hearing on August 12, 2005, the Circuit Court granted the defendants’ motion to dismiss for failure to comply with the demand requirement, granting the plaintiff leave to amend within 90 days. The plaintiff filed an amended complaint, and the defendants again moved to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement. The Company understands that the plaintiff has sold his shares of the Company’s common stock and has agreed to dismissal of the action.

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al, No. CV 05 4259 (E.D.N.Y.), also largely repeats the allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows Partners Complaint purports to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint seeks unspecified compensatory damages, restitution and disgorgement, injunctive relief, and award of attorneys’ fees and costs. The defendants have not yet filed their response to the Green Meadows Partners Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	61	Chairman of the Board, Chief Executive Officer and Director
Thomas F. Kirk	60	President, Chief Operating Officer and Director
Richmond L. Taylor	57	Executive Vice President, President and Chief Operating Officer
		of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc.
George E. McHenry	53	Executive Vice President and Chief Financial Officer
Ron N. May	59	President and Chief Operating Officer of
		Southern Prosthetic Supply, Inc.
Thomas C. Hofmeister	39	Vice President and Chief Accounting Officer
Jason P. Owen	32	Vice President, Treasurer and Corporate Secretary
Marion L. Mullauer	53	Vice President and Chief Information Officer
Brian A. Wheeler	45	Vice President, Human Resources

John J. Rush, MD	45	Vice President and Chief Medical Officer

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

        Marion L. Mullauer has been our Vice President and Chief Information Officer since August 2005. She is an experienced CIO, having held that position most recently at the American Chemical Society and Lippincott Williams & Wilkins, Inc., a leading publisher of health care information. She has over 25 years of experience in information technology in senior management positions, much of it with healthcare companies. Ms. Mullauer holds a B.S. degree in Business Administration from Towson University and a Masters in Business Administration from Loyola College.

        Brian A. Wheeler has been our Vice President, Human Resources since November 2002. Prior to joining Hanger, he was the Vice President of Human Resources for Rhodia Inc., a wholly-owned U.S. subsidiary of the French Specialty Chemicals Company. Mr. Wheeler holds a B.A. degree in Political Science from the University of Florida.

        John J. Rush, MD has been our Vice President and Chief Medical Officer since April 2005. From 2004 until he joined Hanger Orthopedic Group, Inc., Dr. Rush served as President of Inpatient Physicians Network of America, an organization that provides hospitalists (in-hospital admitting physicians) across the southwest. Prior to that, Dr. Rush served as Vice President, Medical Management and as a Regional Health Services Director for PacifiCare Health Systems from 2000 to 2004; Associate Medical Director for CIGNA HealthCare in New Jersey from 1998 to 2000; Vice President of Medical Affairs for Coastal Physicians Network in North Carolina from 1995 to 2000; and Chief Financial Officer of Wake Emergency Physicians in North Carolina from 1991 to 1995. Dr. Rush earned a medical degree at Northeastern Ohio University College of Medicine in Rootstown, Ohio, and completed his residency at Loma Linda University Medical Center in Loma Linda, California. Dr. Rush also holds a Master of Business Administration/Master of Health Administration degree from Pfeiffer University in Charlotte, North Carolina. He is a fellow of the American College of Emergency Physicians and is board certified in Emergency Medicine.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol “HGR.” The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2005	High	Low
First Quarter	$8.08	$5.83
Second Quarter	6.35	4.59
Third Quarter	8.58	5.27
Fourth Quarter	7.70	5.51
Year Ended December 31, 2004	High	Low
First Quarter	$19.06	$15.67
Second Quarter	18.56	9.34
Third Quarter	11.52	4.31
Fourth Quarter	8.20	5.25

Holders

        At March 10, 2006, there were approximately 362 holders of record of our common stock.

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

Equity Compensation Plans

        The following table sets forth information as of December 31, 2005 regarding our equity compensation plans:

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for issuance
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity Compensation Plans:
approved by security holders	2,774,461	$10.22	571,744
not approved by security holders	406,000	5.95	N/A

Total	3,180,461		571,744

Sales of Unregistered and Registered Securities

        During the years ended December 31, 2005, 2004 and 2003, we issued no securities without registration under the Securities Act of 1933 (“Securities Act”).

Issuer Purchases of Equity Securities

        We did not repurchase any of our outstanding equity securities during 2005.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto that are included in this Annual Report on Form 10-K.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Net sales	$578,241	$568,721	$547,903	$525,534	$508,053
Cost of goods sold (exclusive of depreciation and amortization)	283,591	275,961	258,383	247,068	245,269
Selling, general and administrative	219,454	218,689	195,516	185,087	180,056
Depreciation and amortization	13,920	13,531	10,690	9,892	11,613
Amortization of excess cost over net assets acquired (1)	--	--	--	--	13,073
Other charges (2)	--	45,808	(213)	1,860	24,438

Income from operations	61,276	14,732	83,527	81,627	33,604
Interest expense	37,141	34,558	36,278	38,314	43,065
Extinguishment of debt (3)	--	--	20,082	4,686	--

Income (loss) before taxes	24,135	(19,826)	27,167	38,627	(9,461)
Provision for income taxes	6,382	3,568	11,521	15,635	267

Net income (loss)	17,753	(23,394)	15,646	22,992	(9,728)
Preferred stock dividend and accretion	5,892	4,587	5,342	5,202	4,858
Premium paid and loss on redemption of preferred stock (4)	--	--	2,120	--	--

Net income (loss) applicable to common stock	$11,861	$(27,981)	$8,184	$17,790	$(14,586)

Basic Per Common Share Data
Net income (loss)	$0.55	$(1.30)	$0.39	$0.91	$(0.77)

Shares used to compute basic per common share amounts	21,695	21,474	20,813	19,535	18,920

Diluted Per Common Share Data (5)
Net income (loss)	$0.53	$(1.30)	$0.37	$0.83	$(0.77)

Shares used to compute diluted per common share amounts	22,232	21,474	22,234	21,457	18,920

(1) We discontinued amortization related to goodwill and other indefinite-lived intangible assets commencing January 1, 2002 pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(2) The 2004 results includes goodwill impairment recognized as a result of an interim impairment analysis triggered by a decrease in the fair value of the Company's stock during the third quarter of 2004. The 2003 results reflect the write-off of $0.2 million of restructuring accruals on lease payments that were renegotiated. The 2002 results include payments made to a prior workman’s compensation carrier related to claims for the 1995 through 1998 policy years and a non-cash charge related to the write-off of abandoned leaseholds of $1.3 million and $0.6 million, respectively. The 2001 results include impairment, restructuring, and improvement costs of $24.4 million, comprised of: (i) a non-cash charge of approximately $4.8 million related to stock compensation to AlixPartners, LLC (formerly Jay Alix & Associates, Inc.; “JA&A”) for services rendered; (ii) restructuring charges of $3.7 million principally related to severance and lease termination expenses; (iii) an asset impairment loss of approximately $8.1 million incurred in connection with the 2001 sale of substantially all of the manufacturing assets of Seattle Orthopedic Group, Inc. (“SOGI”); and (iv) approximately $7.8 million of the charges primarily comprised of fees paid to JA&A in connection with the development of our performance improvement plan.

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

(4) The 2003 amount relates to the repurchase of 22,119 shares of Redeemable Convertible Preferred Stock.

(5) For 2004 and 2001, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2004 and 2001.

Balance Sheet Data:

	Year Ended December 31,
(In thousands)	2005	2004	2003	2002	2001
Cash and cash equivalents	$7,921	$8,351	$15,363	$6,566	$10,043
Working capital	135,551	126,273	141,273	125,245	108,371
Total assets	704,467	703,306	738,348	710,803	699,062
Total debt	378,431	393,111	409,436	383,282	397,827
Redeemable convertible
preferred stock	61,942	56,050	51,463	75,941	70,739
Shareholders’ equity	165,242	152,016	178,075	166,244	144,829

Other Financial Data:

	Year Ended December 31,
(In thousands)	2005	2004	2003	2002	2001
Capital expenditures	$8,759	$19,454	$17,932	$9,112	$6,697
Net cash provided by (used in):
Operating activities	$25,741	$49,094	$59,892	$47,534	$51,166
Investing activities	(11,247)	(35,949)	(27,477)	(18,012)	1,105
Financing activities	(14,924)	(20,157)	(23,618)	(32,999)	(62,897)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Through our subsidiary, Southern Prosthetics Supply, Inc. (“SPS”), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our subsidiary Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force. The first such product will be available for sale in the first half of 2006 for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

Patient Care

We are the largest operator and developer of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Orthotics is the design, fabrication, fitting and device maintenance of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to treat musculoskeletal disorders. Musculoskeletal disorders are ailments of the back, extremities or joints caused by traumatic injuries, chronic conditions, diseases, congenital disorders or injuries resulting from sports or other activities. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs for patients who have lost limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. The patient care services segment generated 92.1% of our net sales in 2005. Our patient-care centers are located in 45 states and the District of Columbia, with a substantial presence in California, Florida, Ohio, Pennsylvania, Georgia, Arizona, New York, Illinois and Texas. We operated 624 and 619 patient-care centers at December 31, 2005 and 2004, respectively.

We generate sales primarily from patient care services related to the fabrication, fitting and maintenance of O&P devices. The increase or decrease in our same-center sales growth represents the aggregate change in our patient-care centers’ sales in the current fiscal year compared to the preceding fiscal year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation. During 2005 and 2004, same-center sales increased by 0.2% and decreased by 1.7%, respectively, compared to the preceding year. Net sales increased $4.0 million in 2005 as a result of $1.2 million in same-store sales growth and $2.8 million from acquired practices. Same-store sales increased despite continued reimbursement pressure due to continued focus by a dedicated sales team, the introduction of new products and services and increased volume from national payors.

Our revenues and results of operations are affected by seasonal considerations. The adverse weather conditions often experienced in certain geographical areas of the United States during the first calendar quarter of each year, together with a greater degree of patients’ sole responsibility for their insurance deductible payment obligations during the beginning of each calendar year, have generally contributed to lower net sales and profits in the first quarter.

Distribution

SPS, our distribution segment, is the largest distributor of O&P devices in the United States. SPS had net sales of $124.6 million in 2005 with $45.4 million, or 36.4%, made to non-Hanger patient-care centers. SPS’ external sales increased $5.5 million, or 13.7%, over the prior year as a result of increased sales volume in its existing customer base, an addition of approximately 200 new accounts and the rollout of its updated product catalogue containing expanded product offerings.

SPS has three distribution centers strategically located in the United States. SPS is able to deliver virtually any order within 48 hours of receipt. The ability to quickly deliver orders allows us to maintain much lower levels of inventory in our patient-care centers and to provide enhanced service levels to our external customers.

Products

Our new subsidiary, IN, Inc., is focused on introducing emerging Myo-Orthotic® products to the O&P market. IN, Inc.‘s first product, the WalkAide System, is designed to improve the mobility of stroke patients. During 2005, we received FDA and other regulatory approvals for the WalkAide System. We will begin to market and sell the WalkAide System during the first half of 2006. Since inception, we have incurred and expensed $3.2 million of start-up costs associated with IN, Inc.

Provider Network Management

Our subsidiary, Linkia, provides O&P provider network management services to regional and national insurance carriers. During the second half of 2005, Linkia entered into a contract with CIGNA Healthcare to manage CIGNA’s O&P network. Linkia will continue to implement the CIGNA contract through the first half of 2006 with the anticipation of an increase in net sales in the second half of 2006. During 2005, our patient-care centers experienced increased patient volume as a result of Linkia’s contracts, a trend we expect to continue through 2006.

Results and Outlook

Net income from operations, although higher than prior year, did not meet management’s expectations principally due to lower than expected sales growth in our patient-care centers, which was offset by higher than expected sales of the distribution segment. The patient care segment continues to be affected by reimbursement pressure, including a freeze on government reimbursement through December 31, 2006, which we continue to counter through an effort to control operating costs. Our net income was also impacted by our continued investment in IN, Inc. and Linkia, which totaled $4.8 million in 2005.

Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment for the year ended December 31, 2005 decreased to 64 days from 69 days for the prior year. The decrease in DSO is due to an increased effort at the patient-care centers to target collections as well as the implementation of electronic billing and other workflow enhancements.

We expect 2006 results to show a slight increase as we go through the last year of the Medicare freeze. We expect to see an increase in our sales volume over the next year as a result of the reimbursement contracts entered into by Linkia, sales from IN, Inc.’s new product and increased sales from our distribution segment. We will also continue our efforts to counter the cyclical trends and challenges present in our market by undertaking several specific initiatives:

•	the inclusion of large regional insurance carriers in Linkia’s customer base;
•	the utilization of our centralized billing system, OPS, to analyze related O&P procedures in an effort to provide comprehensive services;
•	increasing the number of lower extremity evaluation clinics, which focus on bringing in patients for regular checkups;
•	the use of our Insignia laser scanning system for other than prosthetics fittings, such as burn garments and cranial helmets;
•	the rollout of the “People in Motion” program, which introduces potential patients to new O&P technology;
•	the rollout of TotalCare, a program designed to provide comprehensive O&P services to our patients;

•	the introduction of new products by entering into exclusive distribution contracts with O&P product manufacturers; and
•	continuing discussions with rehabilitation providers to enable us to provide more comprehensive O&P services.

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

•	Revenue Recognition: Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program.

Revenue at our patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system is designed to record revenue at net realizable value based on our contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

The following represents the composition of our patient-care segment’s accounts receivable balance by payor at December 31, 2005:

(In thousands)
Commercial, private pay and other	$67,312
Medicaid	15,224
Medicare	15,830
VA	1,570

$99,936

We completed the rollout of OPS in the second quarter of 2005, prior to which we were unable to develop reports to determine the composition of our accounts receivable by payor. Additionally, we will endeavor to develop reports to determine the composition of our allowance for doubtful accounts by payor. The composition of our accounts receivable and allowance for doubtful accounts by payor will not be comparable until the third quarter of 2006.

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

As part of our preauthorization process with payors, we validate our ability to bill the payor for the service we are providing before we deliver the device. Subsequent to billing for our devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If we do not collect from the patient, we record bad debt expense. Occasionally, a portion of a bill is rejected by a payor due to a coding error on our part and we are prevented from pursuing payment from the patient due to the terms of our contract with the insurance company. We appeal these types of decisions and are generally successful. This activity is factored into our methodology to determine the estimate for the allowance for doubtful accounts. We immediately record, as a reduction of sales, a disallowed sale for any claims that we know we will not recover and adjust our future estimates accordingly.

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

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Property, Plant and Equipment: We record property, plant and equipment at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Assets under capital leases	Shorter of asset life or term of lease
Leasehold improvements	Shorter of asset life or term of lease

We capitalize internally developed computer software costs incurred during the application development stage in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

•	Goodwill and Other Intangible Assets: Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value of the reporting units may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test utilizes income, market and cost approaches in determining the value of our reporting units. As of October 1, 2005, our test did not result in an impairment charge. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income tax assets or liabilities are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation. Stock-based compensation is accounted for using the intrinsic-value-based method. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under our stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As it pertains to restricted shares of common stock issued to our directors and certain employees, we recognize the fair value of those shares at the date of grant as unearned compensation and amortize such amount to compensation expense ratably over the vesting period of each grant.

•	Supplemental Executive Retirement Plan. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at December 31:

	2005	2004
Discount rate	5.5%	6.0%
Average rate of increase in compensation	3.0%	3.0%

The discount rate at December 31, 2005 of 5.5% represents a 50 basis point reduction from the 6.0% discount rate used at December 31, 2004. The updated rate was actuarially determined and represents an average of benefit liability indices.

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151, which is effective for fiscal years beginning after June 15, 2005, requires abnormal balances of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges regardless of whether such costs meet the criterion of “so abnormal” as defined in ARB 43. In addition, SFAS 151 requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. We adopted SFAS 151 on January 1, 2006 and anticipate this will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes the Accounting Principles Board’s Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Although the methodology of accounting for share-based payments in SFAS 123R is similar to that under SFAS 123, SFAS 123R requires that all share-based payments to employees, including stock option grants, be recognized at fair value in the statement of operations. We adopted SFAS 123R on January 1, 2006 using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and not vested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is recognized according to the provision of SFAS 123R. Given our recent trend of compensating certain of our employees with restricted shares of common stock instead of options, and in anticipation of the implementation of SFAS 123R, during the second quarter of 2005, we accelerated the vesting of 1.2 million non-director stock options which had a grant price in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January 2009. We do not anticipate that the remaining director options will have a significant effect on the 2006 financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”). This pronouncement replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, changes to accounting principles require retrospective application to prior periods’ financial statements, unless such effect is impracticable to determine. Additionally, SFAS 154 requires changes in depreciation, amortization or depletion method for long-lived, nonfinancial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. We adopted SFAS 154 on January 1, 2006 and do not anticipate it will have a material impact on our financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	49.0	48.5	47.2
Selling, general and administrative	38.0	38.4	35.6
Depreciation and amortization	2.4	2.4	2.0
Other charges	--	8.1	--

Income from operations	10.6	2.6	15.2
Interest expense, net	6.4	6.1	6.6
Extinguishment of debt	--	--	3.7

Income (loss) before taxes	4.2	(3.5)	4.9
Provision for income taxes	1.1	0.6	2.0

Net income (loss)	3.1	(4.1)	2.9

Year ended December 31, 2005 compared with the year ended December 31, 2004

Net Sales. Net sales for the year ended December 31, 2005 were $578.2 million, an increase of $9.5 million, or 1.7%, versus net sales of $568.7 million for the year ended December 31, 2004. The net sales growth was the result of a $5.5 million, or 13.7%, increase in external sales of the distribution segment, a $1.2 million, or 0.2%, increase in same-center sales with the balance contributed from acquired patient-care centers.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2005 totaled $283.6 million, or 49.0% of net sales, compared to $276.0 million, or 48.5% of net sales, for the year ended December 31, 2004. The increase in cost of goods sold as a percentage of net sales was due to an increase in material costs resulting from inflation and reimbursement related factors.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2005 totaled $219.5 million, or 38.0% of net sales, which was $0.8 million, or 0.4%, higher than the prior year amount of $218.7 million, or 38.4% of net sales. The increase in selling, general and administrative expenses was primarily due to (i) $5.1 million in labor costs as a result of the annual rate changes and increased healthcare insurance costs; (ii) $1.9 million in other expenses including rent and occupancy and other professional fees; and (iii) $1.7 million in expenditures to support growth initiatives including Linkia and IN, Inc., offset by a $7.9 million reduction in bonus expense.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2005 amounted to $13.9 million, a 3.0% increase in such costs from $13.5 million for the year ended December 31, 2004. The increase in depreciation and amortization is the result of $3.4 million of leasehold improvements, $2.4 million of computer hardware and $1.9 million of software costs being placed in service during the year. These additions contributed $0.2 million, $0.2 million and $0.1 million, respectively, to the increase in depreciation and amortization. The computer hardware and software costs resulted from several IT initiatives as well as the rollout of the Insignia technology.

Other Charges. Other charges for the year ended December 31, 2004 amounted to an expense of $45.8 million and represents the goodwill impairment charge that was triggered by the decline in fair value of the Company’s stock during the third quarter. There were no unusual charges in 2005.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2005 was $61.3 million compared to $14.7 million for the year ended December 31, 2004. Income from operations as a percentage of net sales increased by 8.0% to 10.6% for the year ended December 31, 2005 from 2.6% for the year ended December 31, 2004.

Interest Expense. Interest expense for the year ended December 31, 2005 was $37.1 million, an increase of $2.5 million from the $34.6 million incurred in 2004. The increase in interest expense was attributable to higher interest rates on the Revolving Credit Facility and Term Loan.

Income Taxes. The provision for income taxes for the year ended December 31, 2005 was $6.4 million, or 26.4% of pretax income, compared to $3.6 million, or 18.0% of pretax loss, for the year ended December 31, 2004. The year ended December 31, 2005 was favorably impacted by $3.7 million of previously reserved state net operating loss carryforwards, net of certain discrete tax items, while 2004 was impacted by the partial tax deductibility of the goodwill impairment charge.

Net Income. As a result of the above, we recorded net income of $17.8 million for the year ended December 31, 2005, compared to a net loss of $23.4 million in the prior year.

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

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2004 was $276.0 million, an increase of $17.6 million, or 6.8%, over cost of goods sold of $258.4 million for the year ended December 31, 2003. The increase was the result of increased labor costs at our patient-care centers segment. Cost of goods sold as a percentage of net sales increased to 48.5% in 2004 from 47.2% in 2003.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2004 totaled $218.7 million, or 38.4% of net sales, which was $23.2 million, or 11.9%, higher than the prior year amount of $195.5 million, or 35.6% of net sales. The increase in selling, general and administrative expenses was primarily due to (i) $5.6 million in selling, general and administrative expenses attributable to current year acquisitions; (ii) $4.4 million in labor and benefit costs, including the expansion of the marketing and internal audit functions and increased healthcare costs; (iii) $2.9 million in professional fees and outsourced labor due to compliance costs related to internal controls requirements imposed by Section 404 of the Sarbanes-Oxley Act; (iv) $2.8 million of costs related to the ongoing development of Linkia and IN, Inc.; (v) $2.5 million from annual increases in rent and occupancy costs; (vi) $1.9 million in selling and advertising costs; (vii) $1.3 million in cost of liability insurance; (viii) $1.0 million related to the West Hempstead investigation; and (ix) $2.7 million in other operating expenses, offset by a $1.9 million decrease in bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2004 amounted to $13.5 million, a 26.2% increase in such costs versus $10.7 million for the year ended December 31, 2003. The increase in depreciation and amortization is a result of $6.5 million of computer hardware and $4.4 million of software costs being placed in service during the year. These hardware and software costs resulted from several IT initiatives including the rollout of OPS-compatible hardware and Insignia hardware and software.

Other Charges. Other charges for the year ended December 31, 2004, amounted to an expense of $45.8 million compared to income of $0.2 million in 2003. The 2004 expense represents the goodwill impairment charge that was triggered by the decline in fair value of the Company’s stock during the third quarter. The 2003 amount corresponded to a reduction of restructuring accrual, as discussed below in “Restructuring and Integration Costs”.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2004 was $14.7 million, a decrease of $68.8 million, or 82.4%, from the year ended December 31, 2003. Income from operations as a percentage of net sales decreased by 12.6% to 2.6% for the year ended December 31, 2004 from 15.2% for the year ended December 31, 2003.

Interest Expense. Interest expense for the year ended December 31, 2004 was $34.6 million, a decrease of $1.7 million from the $36.3 million incurred in 2003. The decrease in interest expense was primarily attributable to the refinancing of the 11 ¼% Senior Subordinated Notes with the variable rate Term Loan during the fourth quarter of 2003.

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

Restructuring and Integration Costs

The following summarizes the components of the restructuring reserve and the remaining balances:

	Employee Severance Costs	Lease Termination and other Exit Costs	Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2003	$--	$377	$377
Spending	--	(123)	(123)

Balance at December 31, 2004	--	254	254
Spending	--	(34)	(34)

Balance at December 31, 2005	--	220	220
2004 Restructuring Reserve
Balance at December 31, 2003	--	--	--
Restructuring liability	139	550	689
Spending	(110)	(152)	(262)

Balance at December 31, 2004	29	398	427
Spending	(29)	(237)	(266)

Balance at December 31, 2005	--	161	161

2001 and 2004 Restructuring Reserves	$--	$381	$381

2001 Restructuring Reserve

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

2004 Restructuring Reserve

During January of 2004, the Company adopted a restructuring plan as a result of acquiring an orthotics and prosthetics company. The restructuring plan includes estimated expenses of $0.7 million primarily related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. As of December 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. Approximately $0.2 million of lease payments are expected to be paid through April 2008. During 2005, we reduced our restructuring accrual for the outstanding benefit payments as a result of certain terminated employees continuing their employment with us.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at December 31, 2005 was approximately $135.6 million compared to $126.3 million at December 31, 2004. The $9.3 million increase in working capital was attributable to an increase in current assets of $4.3 million and a decrease in current liabilities of $5.0 million. Current assets increased due to increased inventories at SPS and an increase in deferred income tax assets, offset by a decrease in accounts receivable. SPS’ inventory increased as a result of both the fulfillment of the purchase obligation between the Company and USMC and an increase to support our footwear initiative. Deferred income tax assets increased due to the recognition of previously reserved state net operating loss carryforwards. Our accounts receivable balance decreased as result of better collection efforts and an entity-wide assessment of older accounts receivable balances. Working capital was also affected by the decrease in current liabilities which was attributable to a reduction in accrued compensation expense as a result of decreased bonus expense. The ratio of current assets to current liabilities was 3.1 to 1 at December 31, 2005 compared to 2.8 to 1 at December 31, 2004. Availability under our revolving line of credit increased to $72.1 million at December 31, 2005 compared to $59.4 million at December 31, 2004. Availability under our revolving line of credit is net of standby letters of credit approximating $2.2 million.

We generated $25.7 million in cash in 2005 from operating activities compared to $49.1 million in 2004. The decrease of $23.4 million resulted from the change in working capital discussed above.

Net cash used in investing activities was $11.2 million for the year ended December 31, 2005, versus $35.9 million in the prior year. Cash used in investing activities was lower for 2005 compared to 2004 as a result of the following: (i) a significant reduction in acquisition activity during 2005; (ii) lower capital expenditures during 2005; and (iii) lower proceeds from the sale of fixed assets. During 2005, we purchased five O&P businesses for approximately $2.3 million compared to six O&P entities in 2004 for $23.0 million. Our capital expenditures were lower during 2005 as a result of the substantial completion of the rollout of our OPS billing system and Insignia during 2004. Lower proceeds from the sale of fixed assets was a result of the sale of three buildings in 2004 compared to the sale of only one during 2005.

Net cash used in financing activities was $14.9 million for the year ended December 31, 2005 compared to $20.2 million for the year ended December 31, 2004. During the year ended December 31, 2005, we paid down the Revolving Credit Facility by $10.0 million to $5.0 million, as well as making all other scheduled debt payments.

Debt

The following summarizes our debt balance at December 31:

(In thousands)	2005	2004
Revolving credit facility	$5,000	$15,000
10 3/8% Senior Notes due 2009 (1)	201,605	202,112
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	146,625	148,125
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 10.5%, maturing
through December 2011	9,639	12,312

	378,431	393,111
Less current portion	(4,466)	(4,498)

	$373,965	$388,613

(1) At December 31, 2005 and 2004, the outstanding amount includes $1.6 million and $2.1 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

Revolving Credit Facility

The Revolving Credit Facility, which was provided by a syndicate of banks and other financial institutions led by GE Capital, is a senior secured revolving credit facility bearing interest, at our option, at an annual rate equal to LIBOR plus a variable margin rate or the Base Rate (as defined in the debt agreement) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. At December 31, 2005 and 2004, the interest rates have been adjusted to 8.1% and 6.5%, respectively. Our obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are collateralized by a first priority perfected security interest in our subsidiaries’ shares, all of our assets and all of the assets of our subsidiaries. We can prepay borrowings under the Revolving Credit Facility at any time without premium or penalty.

During April 2003, the Revolving Credit Facility’s total availability was increased from $75.0 million to $100.0 million and the administrative agent was changed. During the third quarter of 2004, the Revolving Credit Facility agreement was amended to modify certain covenant calculations. The amended provisions increased the total leverage and senior secured leverage ratio limitations, reduced the interest coverage and fixed charge coverage ratio limitations and reduced permitted acquisitions and capital expenditures. We incurred $0.4 million in debt financing costs related to that amendment. Similarly, the Revolving Credit Facility was amended during the third quarter of 2005 to reduce its availability from $100.0 million to $75.0 million and to extend its term from February 2007 to September 2009. Additionally, the covenants relating to total leverage, senior secured leverage ratio limitations, interest coverage, fixed charge coverage ratio limitations, and amounts permitted for acquisitions and capital expenditures were amended. We incurred $1.3 million in debt financing costs related to the 2005 amendment.

The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions. The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. As of December 31, 2005, we were in compliance with these covenants.

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

Term Loan

In October 2003, we obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis until maturity. The Term Loan incurs interest, at our option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2005 and 2004, the interest rates have been adjusted to 7.8% and 6.1%, respectively. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring us to apply cash proceeds from certain activities toward the repayment of debt and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted us to repurchase up to $30.0 million of outstanding Redeemable Convertible Preferred Stock in November 2003 when certain criteria were met. The obligations under the Term Loan are guaranteed by our subsidiaries and by a first priority perfected security interest in our subsidiaries’ shares, all of our assets and all of the assets of our subsidiaries.

During the third quarter of 2005, the Term Loan was amended to modify certain covenants, namely those relating to total leverage, senior secured leverage ratio limitations, interest coverage, fixed charge coverage ratio limitations, and amounts permitted for acquisitions and capital expenditures.

Redeemable Convertible Preferred Stock

We have 10.0 million authorized shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics. In July 1999, in connection with our acquisition of NovaCare O&P, we issued $60.0 million of non-voting 7% Redeemable Convertible Preferred Stock. The outstanding shares of Redeemable Convertible Preferred Stock, which have a liquidation preference of $1,000 per share, are convertible into shares of our non-voting common stock at a price of $16.50 per share, subject to adjustment. We are entitled to require that the Redeemable Convertible Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The Redeemable Convertible Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. The Redeemable Convertible Preferred Stock is redeemable, in its entirety but not in part, at any time at the Company’s option at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control, we must offer to redeem all of the outstanding Redeemable Convertible Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The Redeemable Convertible Preferred Stock accrues annual dividends, compounded quarterly, is subject to put rights and will not require redemption prior to maturity on July 1, 2010.

During November 2003, we repurchased 22,119 shares of our outstanding Redeemable Convertible Preferred Stock for a total price of $31.7 million including a premium of $1.7 million. We incurred costs of $0.4 million on the transaction.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the Senior Notes, Senior Subordinated Notes, Term Loan and obligations under the Revolving Credit Facility. Most of our debt facilities expire in 2009. Should net sales and earnings continue to improve, we will likely evaluate refinancing our debt structure in 2006. We will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. However, we are limited to $8.0 million in acquisitions in fiscal 2006, according to the terms of the amended Revolving Credit Facility agreement.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
(In thousands)
Long-term debt	$4,466	$4,584	$3,844	$363,539	$211	$182	$376,826
Interest payments on long-term debt	35,528	35,213	34,907	20,399	19	8	126,074
Operating leases	26,031	20,299	15,842	10,861	4,887	4,189	82,109
Capital leases	150	144	65	13	--	--	372
Other long-term obligations	1,217	416	232	276	12,744	720	15,605

Total contractual cash obligations	$67,392	$60,656	$54,890	$395,088	$17,861	$5,099	$600,986

Supplemental Executive Retirement Plan

In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2005; and have utilized the actuarial calculation as a basis for our benefit obligation liability.

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2005	2004
Discount rate	5.5%	6.0%
Average rate of increase in compensation	3.0%	3.0%

The discount rate at December 31, 2005 of 5.5% represents a 50 basis point reduction from the 6.0% discount rate used at December 31, 2004. The updated rate was actuarially determined and represents an average of pension liability indices.

Future payments under the supplemental executive retirement plan as of December 31, 2005 are as follows:

(In thousands)
2006	$--
2007	--
2008	--
2009	--
2010	512
Thereafter	6,161

$6,673

Off-Balance Sheet Arrangements

We were party to a supply agreement and escrow arrangement with Seattle Systems (formerly USMC) under which we committed to make annual purchases of at least $9.0 million during the years 2004 and 2005. Concurrently, $1.0 million was placed in escrow, to be released ratably over the agreement’s term upon fulfillment of our minimum annual purchases. If we had not made such minimum annual purchases, $0.5 million of escrow would have been released, each year, to Seattle Systems.

As of December 31, 2005, the purchase commitment has been fully met, all escrows have been released and we have no further future obligation to Seattle Systems.

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

	2005	2004	2003	2002	2001
Patient-care centers	624	619	585	583	597
Revenue-generating O&P practitioners	1,021	1,020	955	962	983
Number of states (including D.C.)	46	45	45	45	45
Same-center net sales growth (decline) (1)	0.2%	(1.7)%	1.6%	4.6%	6.8%

(1) Represents the aggregate increase or decrease of our patient-care centers’ sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of December 31, 2005 we have cash flow exposure to the changing interest rates on the Term Loan and Revolving Credit Facility, the other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving line of credit, with an outstanding balance of $5.0 million at December 31, 2005, as discussed in Note G to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2005, we had one contract outstanding which fixed LIBOR at 8.1% and expired on January 3, 2006.

Presented below is an analysis of our financial instruments as of December 31, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$9,927	$10,661	$11,394	$12,127	$12,860	$13,593	$14,326
Revolving Credit Facility	328	353	378	403	428	453	478

	$10,255	$11,014	$11,772	$12,530	$13,288	$14,046	$14,804

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

Quarterly Financial Data

2005	Quarter Ended
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31
Net Sales	$133,000	$149,654	$146,393	$149,193
Income from Operations	11,108	15,979	16,748	17,439
Net Income	1,335	3,816	4,323	8,279
Basic per Common Share Net (Loss) Income	$(0.00)	$0.11	$0.13	$0.31
Diluted per Common Share Net (Loss) Income (1)	$(0.00)	$0.11	$0.13	$0.30

2004	Quarter Ended
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31
Net Sales	$131,609	$145,125	$146,133	$145,854
Income (Loss) from Operations	15,504	14,279	(30,794)	15,743
Net Income (loss)	4,390	3,166	(34,902)	3,952
Basic per Common Share Net Income (Loss)	$0.16	$0.10	$(1.68)	$0.12
Diluted per Common Share Net Income (Loss) (1)	$0.15	$0.10	$(1.68)	$0.12

(1) For 2005 and 2004, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the quarter ended September 30, 2004, excludes the effect of options to purchase shares of common stock as a result of the net loss.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"), are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

        (b)     Report of the Registrant's Independent Registered Public Accounting Firm

        Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

        (c)     Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(d) under the 1934 Act, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of December 31, 2005, of the Company’s internal control over financial reporting. Management determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2005, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Financial Statements and Financial Statement Schedule:

(1)	Financial Statements:

Hanger Orthopedic Group, Inc.

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Three Years Ended December 31, 2005

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2005

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

See Part (b) of this Item 15.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Document
3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)
3(b)	Certificate of Amendment of the Registrant's Certificate of Incorporation (which, among
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
Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1
thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30,
1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant's Current
Report on Form 8-K dated July 15, 1999.)

*	Management contract or compensatory plan

10(h)	Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank
Trust National Association, as Trustee. (Incorporated herein by reference to Exhibit
10(a) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)
10(i)	Form of First Supplemental Indenture, dated as of August 12, 1999, to Indenture, dated as of June 16, 1999, among the Registrant, its subsidiaries and U.S. Bank Trust National
Association, as Trustee. (Filed with original Registration Statement on Form S-4 on
August 12, 1999.)
10(j)	Credit Agreement, dated as of June 16, 1999, among the Registrant, various bank lenders,
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
Group, Inc., the guarantors signatory thereto, Lehman Brothers Inc., J.P. Morgan
Securities Inc., Salomon Smith Barney Inc. and BNP Paribas Securities Corp.
(Incorporated herein by reference to Exhibit 4(b) to the Registrant's Current Report on
Form 8-K dated February 15, 2002.)
10(r)	Credit Agreement, dated as of February 15, 2002, among Hanger Orthopedic Group, Inc.,
BNP Paribas Securities Corp. as administrative agent, and various other lenders.
(Incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on
Form 8-K dated February 15, 2002.)
10(s)	Employment Agreement, dated as of April 29, 1999, between the Registrant and Ivan R.
Sabel. (Incorporated herein by reference to Exhibit 10(r) to the Registrant's
Registration Statement on Form S-4 (File No. 333-85045).)*
10(t)	Employment Agreement, dated as of July 1, 1999, between the Registrant and Rick
Taylor. (Incorporated herein by reference to Exhibit 10(u) to the Registrant's
Registration Statement on Form S-4 (File No. 333-85045).)*
10(u)	Employment Agreement, dated as of November 1, 1996, between the Registrant and Ron
May. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's
Registration Statement on Form S-4 (File No. 333-85045).)*
10(v)	Employment Agreement, dated as of August 29, 2001, between the Registrant and George
McHenry. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant's
Annual Report on Form 10-K for the year ended December 31, 2001.)*
10(w)	Employment Agreement, dated as of January 2, 2002, between the Registrant and Thomas
Kirk. (Incorporated herein by reference to Exhibit 10 (dd) to the Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001.)*
10(x)	2002 Stock Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit
A to the Registrant's Proxy Statement, dated April 30, 2003, relating to the
Registrant's Annual Meeting of Stockholders held on May 30, 2003. (File No. 001-
10670).)*
10(y)	2003 Non-Employee Directors' Stock Incentive Plan of the Registrant. (Incorporated
herein by reference to Exhibit A to the Registrant's Proxy Statement, dated April 30,
2003, relating to the Registrant's Annual Meeting of Stockholders held on May 30,
2003. (File No. 001-10670).)*
10(z)	Amended and Restated Credit Agreement, dated as of October 3, 2003, between the
Registrant, various lenders and General Electric Capital Corporation, as administrative agent. (Incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual
Report on Form 10-K for the year ended December 31, 2003.)

*	Management contract or compensatory plan

10(aa)	Master Amendment, dated as of October 9, 2003, between the Registrant, Seattle Systems,
Inc. (formerly known as USMC Corp., the successor in interest to United States
Manufacturing Company, LLC, and which merged with and into OPMC Acquisition
Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc.
(formerly known as Seattle Orthopedic Group, Inc.) (Incorporated herein by reference to
Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the year ended
December 31, 2003.)
10(bb)	Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of
September 2, 2004, among the Registrant, the lenders' signatory thereto and General
Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K dated September 2, 2004.)
10(cc)	Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement
(Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and
Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to
Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on
Form 8-K filed on February 24, 2005.)
10(dd)	Supplemental Executive Retirement Plan, dated January 1, 2004 (Incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)*
10(ee)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 26, 2005, among the Registrant, the lenders' signatory thereto and General Electric Capital
Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on August 30, 2005.)
10(ff)	Employment and Non-Compete Agreement, commencing as of April 1, 2005, between the
Registrant and John Rush, M.D.*
21	List of Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18
U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002. (Furnished herewith.)

*	Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: March 14, 2006	By: /s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2006	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: March 14, 2006	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: March 14, 2006	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)
Dated: March 14, 2006	/s/ Thomas F. Kirk
Thomas F. Kirk
President, Chief Operating Officer
and Director
Dated: March 14, 2006	/s/ Edmond E. Charrette, M.D.
Edmond E. Charrette, M.D.
Director

Dated: March 14, 2006	/s/ Thomas P. Cooper, M.D.
Thomas P. Cooper, M.D.
Director
Dated: March 14, 2006	/s/ Cynthia L. Feldmann
Cynthia L. Feldmann
Director
Dated: March 14, 2006	/s/ Eric Green
Eric Green
Director
Dated: March 14, 2006	/s/ Isaac Kaufman
Isaac Kaufman
Director
Dated: March 14, 2006	/s/ H.E. Thranhardt, CPO
H.E. Thranhardt, CPO
Director

INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.

Management's Annual Report on Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Statements of Operations for the Three
Years Ended December 31, 2005	F-6
Consolidated Statements of Changes in Shareholders'
Equity for the Three Years Ended December 31, 2005	F-7
Consolidated Statements of Cash Flows for the Three
Years Ended December 31, 2005	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1

Management’s Annual Report on Internal Control Over Financial Reporting

        The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Securities and Exchange Commission’s Regulation S-K, the annual report of management of Hanger Orthopedic Group, Inc. (the “Company”) on the Company’s internal control over financial reporting.

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

    2.        Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

    3.        Management has determined that the Company’s internal control over financial reporting as of December 31, 2005, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    4.        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

We have completed integrated audits of Hanger Orthopedic Group, Inc.‘s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, VA
March 13, 2006

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,921	$8,351
Accounts receivable, less allowance for doubtful accounts
of $4,582 and $5,252 in 2005 and 2004, respectively	103,200	109,191
Inventories	76,725	67,691
Prepaid expenses, other assets and income taxes receivable	6,554	5,952
Deferred income taxes	7,087	6,014

Total current assets	201,487	197,199

PROPERTY, PLANT AND EQUIPMENT
Land	1,094	1,157
Buildings	5,833	6,095
Furniture and fixtures	11,874	11,680
Machinery and equipment	23,867	22,641
Leasehold improvements	29,431	26,820
Computer and software	44,364	39,680

Total property, plant and equipment, gross	116,463	108,073
Less accumulated depreciation and amortization	72,966	60,107

Total property, plant and equipment, net	43,497	47,966

INTANGIBLE ASSETS
Excess cost over net assets acquired	445,979	442,586
Patents and other intangible assets, $9,999 in each of 2005 and 2004, less
accumulated amortization of $6,234 and $5,384 in 2005 and 2004, respectively	3,765	4,615

Total intangible assets, net	449,744	447,201

OTHER ASSETS
Debt issuance costs, net	8,142	9,308
Other assets	1,597	1,632

Total other assets	9,739	10,940

TOTAL ASSETS	$704,467	$703,306

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2005	2004
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,466	$4,498
Accounts payable	20,520	18,121
Accrued expenses	10,955	9,559
Accrued interest payable	8,320	8,217
Accrued compensation related costs	21,675	30,531

Total current liabilities	65,936	70,926

LONG-TERM LIABILITIES
Long-term debt, less current portion	373,965	388,613
Deferred income taxes	30,851	31,596
Other liabilities	6,531	4,105

Total liabilities	477,283	495,240

COMMITMENTS AND CONTINGENCIES (Refer to Note H)
PREFERRED STOCK
10% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share, 10,000,000 shares authorized,
37,881 shares issued and outstanding in 2005 and 2004	61,942	56,050

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,227,607 shares and 21,767,312 shares issued and
outstanding in 2005 and 2004, respectively	222	218
Additional paid-in capital	156,346	154,434
Unearned compensation	(2,615)	(1,980)
Retained earnings	11,945	--

	165,898	152,672
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	165,242	152,016

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY	$704,467	$703,306

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(Dollars in thousands, except share and per share amounts)

	2005	2004	2003
Net sales	$578,241	$568,721	$547,903
Cost of goods sold (exclusive of depreciation and amortization)	283,591	275,961	258,383
Selling, general and administrative	219,454	218,689	195,516
Depreciation and amortization	13,920	13,531	10,690
Other charges	--	45,808	(213)

Income from operations	61,276	14,732	83,527
Interest expense	37,141	34,558	36,278
Extinguishment of debt	--	--	20,082

Income (loss) before taxes	24,135	(19,826)	27,167
Provision for income taxes	6,382	3,568	11,521

Net income (loss)	17,753	(23,394)	15,646
Preferred stock dividend and accretion	5,892	4,587	5,342
Premium paid and loss on redemption of preferred stock	--	--	2,120

Net income (loss) applicable to common stock	$11,861	$(27,981)	$8,184

Basic Per Common Share Data
Net income (loss)	$0.55	$(1.30)	$0.39

Shares used to compute basic per common share amounts	21,694,807	21,473,765	20,813,456

Diluted Per Common Share Data
Net income (loss)	$0.53	$(1.30)	$0.37

Shares used to compute diluted per common share amounts	22,232,453	21,473,765	22,234,361

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2005
(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2002	20,277	$203	$150,287	$--	$16,410	$(656)	$166,244
Preferred dividends declared	--	--	--	--	(5,271)	--	(5,271)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(71)	--	(71)
Premium paid and loss on redemption of Redeemable
Convertible Preferred Stock	--	--	--	--	(2,120)	--	(2,120)
Net income	--	--	--	--	15,646	--	15,646
Issuance of Common Stock in connection with the
exercise of stock options	805	8	2,936	--	--	--	2,944
Issuance of Common Stock in connection with the
exercise of warrants	193	2	(2)	--	--	--	--
Tax benefit associated with the exercise of stock options	--	--	356	--	--	--	356
Issuance of restricted stock	216	2	2,944	(2,946)	--	--	--
Compensation expense associated with restricted stock	--	--	--	347	--	--	347

Balance, December 31, 2003	21,491	$215	$156,521	$(2,599)	$24,594	$(656)	$178,075
Preferred dividends declared	--	--	(3,387)	--	(1,153)	--	(4,540)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(47)	--	(47)
Net loss	--	--	--	--	(23,394)	--	(23,394)
Issuance of Common Stock in connection with the
exercise of stock options	258	3	1,133	--	--	--	1,136
Issuance of restricted stock	25	--	363	(363)	--	--	--
Forfeiture of restricted stock	(7)	--	(102)	102	--	--	--
Compensation expense associated with restricted stock	--	--	--	880	--	--	880
Tax benefit associated with vesting of restricted stock	--	--	(94)	--	--	--	(94)

Balance, December 31, 2004	21,767	$218	$154,434	$(1,980)	$--	$(656)	$152,016
Preferred dividends declared	--	--	(84)	--	(5,761)	--	(5,845)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(47)	--	(47)
Net income	--	--	--	--	17,753	--	17,753
Issuance of Common Stock in connection with the
exercise of stock options	158	1	394	--	--	--	395
Issuance of restricted stock	340	3	2,112	(2,115)	--	--	--
Forfeiture of restricted stock	(37)	--	(348)	348	--	--	--
Compensation expense associated with restricted stock	--	--	--	1,137	--	--	1,137
Adjustment to compensation expense related to
restricted stock	--	--	5	(5)	--	--	--
Tax benefit associated with vesting of restricted stock	--	--	(167)	--	--	--	(167)

Balance, December 31, 2005	22,228	$222	$156,346	$(2,615)	$11,945	$(656)	$165,242

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,753	$(23,394)	$15,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	--	45,808	--
Extinguishment of debt	--	--	20,082
Tax benefit associated with exercise of stock options	--	--	356
Gain on disposal of assets	(116)	(377)	(233)
Provision for bad debt	19,887	20,551	22,435
Provision for deferred income taxes	(1,818)	(1,325)	6,342
Depreciation and amortization	13,920	13,531	10,690
Amortization of debt issuance costs	2,495	2,495	2,511
Compensation expense on restricted stock	1,137	881	347
Proceeds from termination of swaps	--	--	2,795
Amortization of terminated interest rate swaps	(507)	(512)	(171)
Restructuring costs	--	--	(213)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(13,896)	(12,900)	(28,332)
Inventories	(8,646)	(5,925)	(3,791)
Prepaid expenses, other assets, and income taxes receivable	(598)	4,374	4,848
Other assets	(105)	(334)	1,092
Accounts payable	1,514	(426)	3,035
Accrued expenses, accrued interest payable, and income taxes payable	1,164	5,273	4,353
Accrued compensation related costs	(8,840)	(624)	(2,209)
Other liabilities	2,397	1,998	309

Net cash provided by operating activities	25,741	49,094	59,892

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(8,759)	(19,454)	(17,932)
Acquisitions and earnouts (net of cash acquired)	(2,792)	(19,462)	(10,450)
Acquisition of distribution rights	--	(65)	--
Purchase of technology license and patent	--	(298)	--
Proceeds from sale of property, plant and equipment	304	3,330	905

Net cash used in investing activities	(11,247)	(35,949)	(27,477)

Cash flows from financing activities:
Borrowings under revolving credit agreement	52,000	45,000	59,461
Repayments under revolving credit agreement	(62,000)	(60,000)	(44,461)
Borrowings under term loan	--	--	150,000
Repayments under term loan	(1,500)	(1,875)	--
Repayment of senior subordinated notes	--	--	(134,438)
Scheduled repayment of long-term debt	(3,158)	(3,429)	(5,516)
Increase in financing costs	(1,329)	(988)	(19,922)
Proceeds from issuance of Common Stock	396	1,135	2,944
Repurchase of Redeemable Convertible Preferred Stock	--	--	(31,686)
Change in book overdraft	667	--	--

Net cash used in financing activities	(14,924)	(20,157)	(23,618)

(Decrease) increase in cash and cash equivalents	(430)	(7,012)	8,797
Cash and cash equivalents, at beginning of year	8,351	15,363	6,566

Cash and cash equivalents, at end of year	$7,921	$8,351	$15,363

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

The consolidated financial statements as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting. These consolidated statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Hanger Orthopedic Group, Inc. is the nation’s largest owner and operator of orthotic & prosthetic (“O&P”) patient-care centers. In addition to providing patient care services through its operating subsidiaries, the Company also distributes components and finished patient care products to the O&P industry primarily in the United States. Hanger’s subsidiary, Hanger Prosthetics & Orthotics, Inc. formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States of America. Orthotics is the design, fabrication, fitting and supervised use of custom-made braces and other devices that provide external support to treat musculoskeletal disorders. Prosthetics is the design, fabrication and fitting of custom-made artificial limbs.

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Estimated cost of goods sold during the period is reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. During the fourth quarter of 2005, the Company did not record any book-to-physical inventory adjustment. In the fourth quarter of 2004 and 2003, the Company recorded book-to-physical adjustments as income (expense) of $1.6 million and $(1.0) million, respectively. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Assets under capital leases	Shorter of asset life or term of lease
Leasehold improvements	Shorter of asset life or term of lease

Depreciation and amortization expense related to property, plant and equipment was approximately $13.1 million, $12.7 million and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed computer software costs incurred during the application development stage. At December 31, 2005 and 2004, computers and software included capitalized computer software currently under development of $0.9 million and $1.7 million, respectively.

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

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003, was $0.9 million, $0.8 million and $0.9 million, respectively. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2010 and thereafter is as follows:

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (continued)

(In thousands)
2006	$830
2007	812
2008	809
2009	792
2010	336
Thereafter	436

$4,015

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Operations.

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

Derivatives

From time to time, the Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company’s derivative financial instruments were designated as and qualified as fair value hedges. The Company’s policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. There were no derivatives in place at December 31, 2005.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivatives (continued)

As discussed in Note G, in 2002, the Company entered into two fixed-to-floating interest rate swaps with an aggregate notional amount of $100.0 million in connection with the sale of the Senior Notes in order to mitigate the Company’s interest rate risk. The Company designated the interest rate swaps as fair value hedges which qualified for the short-cut method of accounting. The Company adjusted the carrying amount of the Senior Notes and the swaps by $8.4 million to reflect the fair value of the swaps as of December 31, 2002. The fair value of the interest rate swaps was included in other assets. During 2003, the Company terminated its interest rate swap agreements and as a result, the Company received $2.8 million, which will be recognized, using the effective interest rate method, over the remaining term of the Senior Notes.

Supplemental Executive Retirement Plan

Expense and liability balances associated with the Company’s Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note M for further discussion.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes and the Senior Subordinated Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2005, was $199.3 million, as compared to the carrying value of $200.0 million at that date. The fair value of the Senior Subordinated Notes, at December 31, 2005, was $15.4 million, as compared to the carrying value of $15.6 million at that date. The fair values of the Senior Notes and the Senior Subordinated Notes were based on quoted market prices at December 31, 2005.

Revenue Recognition

Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues on the sale of orthotic and prosthetic devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program.

Revenue at the patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of the Company’s centralized, computerized billing system is designed to record revenue at net realizable value based on the Company’s contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into the Company’s centralized contract module and then disseminated, electronically, to all patient-care centers.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

As part of the Company’s preauthorization process with payors, it validates its ability to bill the payor, if applicable, for the service provided before the delivery of the device. Subsequent to billing for devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If the Company is unable to collect from the patient, a bad debt expense is recognized. Occasionally, a portion of a bill is rejected by a payor due to a coding error on the Company’s part and the Company is prevented from pursuing payment from the patient due to the terms of its contract with the insurance company. The Company appeals these types of decisions and is generally successful. This activity is factored into the Company’s methodology of determining the estimate for the allowance for doubtful accounts. The Company recognizes, as reduction of sales, a disallowed sale for any claims that it believes will not be recovered and adjusts future estimates accordingly.

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

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2005, 2004 and 2003 the Company incurred $1.2 million, $1.4 million and $1.5 million, respectively, in repair and maintenance costs.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketing

Marketing costs, including advertising, are expensed as incurred. The Company incurred $4.1 million, $4.6 million and $3.6 million in marketing costs during the years ended December 31, 2005, 2004 and 2003, respectively.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

(In thousands, except per share amounts)	2005	2004	2003
Net income (loss) applicable to common stock, as reported	$11,861	$(27,981)	$8,184
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income (loss) as reported	686	524	200
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(3,358)	(2,232)	(1,753)

Pro forma net income (loss) applicable to common stock	$9,189	$(29,689)	$6,631

Earnings per share:
Basic - as reported	$0.55	$(1.30)	$0.39
Basic - pro forma	0.42	(1.38)	0.32
Diluted - as reported	0.53	(1.30)	0.37
Diluted - pro forma	0.41	(1.38)	0.30

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions as follows:

	2005	2004	2003
Expected term (years)	3.4	4.5	4.5
Volatility factor	85%	83%	78%
Risk free interest rate	4.1%	3.4%	3.3%
Dividend yield	0%	0%	0%
Fair value	$4.15	$9.51	$8.05

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

New Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151, which is effective for fiscal years beginning after June 15, 2005, requires abnormal balances of idle facility expense, freight, handling costs, and spoilage to be recognized as current period charges regardless of whether such costs meet the criterion of “so abnormal” as defined in ARB 43. In addition, SFAS 151 requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006 and anticipates it will not have a material effect on its financial statements.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (continued)

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes the Accounting Principles Board’s Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Although the methodology of accounting for share-based payments in SFAS 123R is similar to that under SFAS 123, SFAS 123R requires that all share-based payments to employees, including stock option grants, be recognized at fair value in the statement of operations. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and not vested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is recognized according to the provision of SFAS 123R. Given the Company’s recent trend of compensating certain of its employees with restricted shares of common stock instead of options, and in anticipation of the implementation of SFAS 123R, during the second quarter of 2005, the Company accelerated the vesting of 1.2 million non-director stock options which had grant prices in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January 2009. The compensation expense related to this acceleration, of $3.3 million, has been reflected net of tax in the Company’s pro-forma net income calculation set forth above.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”). This pronouncement replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, changes to accounting principles require retrospective application to prior periods’ financial statements, unless such effect is impracticable to determine. Additionally, SFAS 154 requires changes in depreciation, amortization or depletion method for long-lived, nonfinancial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company adopted SFAS 154 on January 1, 2006 and does not anticipate it will have a material impact on its financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

(In thousands)	2005	2004	2003
Cash paid (received) during the period for:
Interest	$36,483	$34,451	$36,227
Income taxes	8,665	(1,960)	(3,762)
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$5,892	$4,587	$5,342
Issuance of notes in connection with acquisitions	485	4,350	6,883
Issuance of restricted shares of common stock	1,773	262	2,946

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual goodwill impairment analysis in October 2005, which did not result in an impairment. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company’s reporting units was determined based on the results of three valuation methods, namely the income approach, the market approach and the cost approach.

The activity related to goodwill for the two years ended December 31, 2005 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2003	$440,547	$28,383	$468,930
Additions due to acquisitions	18,007	--	18,007
Additions due to earn-outs	1,457	--	1,457
Impairment charge	(45,808)	--	(45,808)

Balance at December 31, 2004	414,203	28,383	442,586
Additions due to acquisitions	2,288	--	2,288
Additions due to earn-outs	1,105	--	1,105

Balance at December 31, 2005	$417,596	$28,383	$445,979

All goodwill additions for the years ended December 31, 2005 and 2004 were allocated to the patient-care centers segment.

NOTE E — INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

(In thousands)	2005	2004
Raw materials	$31,796	$32,120
Work in process	26,409	22,558
Finished goods	18,520	13,013

	$76,725	$67,691

NOTE F —ACQUISITIONS

During 2005, 2004 and 2003, the Company acquired five, six and five orthotic and prosthetic companies, respectively. The aggregate acquisitions were insignificant to the Company’s consolidated results of operations. The aggregate purchase price, excluding potential earn-out provisions, for 2005 was $2.3 million, comprising of $1.5 million in cash, $0.5 million in promissory notes, and $0.3 million in transaction costs. The notes are payable over the next one to six years with interest rates ranging from 6.0% to 10.5%. The aggregate purchase price, excluding potential earn-out provisions, for 2004 acquisitions was $23.0 million, consisting of $17.7 million in cash, $4.4 million in promissory notes, and $0.9 million in transaction costs. The Company’s 2003 purchases were made with an aggregate purchase price, excluding potential earn-out provisions, of $14.9 million, comprised of $7.6 million in cash, $6.9 million in promissory notes, and $0.4 million in transaction costs.

All of the above acquisitions have been accounted for under the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. In connection with these agreements, the Company paid $0.9 million in each of 2005, 2004 and 2003. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $1.7 million related to earn-out provisions in future periods.

NOTE G — LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

	2005	2004
(In thousands)
Revolving credit facility	$5,000	$15,000
10 3/8% Senior Notes due 2009 (1)	201,605	202,112
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	146,625	148,125
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 10.5%, maturing
through December 2011	9,639	12,312

	378,431	393,111
Less current portion	(4,466)	(4,498)

	$373,965	$388,613

(1) At December 31, 2005 and 2004, the outstanding amount includes $1.6 million and $2.1 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

Revolving Credit Facility

During 2002, in conjunction with the Senior Notes, the Company established a senior secured revolving line of credit (the “Revolving Credit Facility”) that bears an interest rate, at the Company’s option, of LIBOR plus a variable margin rate or the Base Rate (as defined in the debt agreement) plus a variable margin rate. In each case, the variable margin rate is subject to adjustments based on financial performance. During April 2003, the Revolving Credit Facility’s total availability was increased from $75.0 million to $100.0 million and the administrative agent was changed. During the third quarter of 2004, the Revolving Credit Facility agreement was amended to modify certain covenant calculations. The amended provisions increased the total leverage and senior secured leverage ratio limitations, reduced the interest coverage and fixed charge coverage ratio limitations and reduced permitted acquisitions and capital expenditures. The Company incurred $0.4 million in debt financing costs related to that amendment. During the third quarter of 2005 the Revolving Credit Facility was amended to reduce its availability from $100.0 million to $75.0 million and to extend its term from February 2007 to September 2009. Additionally, the covenants relating to total leverage, senior secured leverage ratio limitations, interest coverage, fixed charge coverage ratio limitations, and amounts permitted for acquisitions and capital expenditures were amended. The Company incurred $1.3 million in debt financing costs related to the 2005 amendment.

The Company’s availability under the Revolving Credit Facility is calculated based on its last-twelve-months earnings before interest, tax, depreciation and amortization, as defined in the debt agreement. At December 31, 2005, the Company had $72.1 million available under the Revolving Credit Facility. Availability under the Company’s revolving line of credit is net of standby letters of credit approximating $2.2 million.

NOTE G — LONG-TERM DEBT

Revolving Credit Facility (continued)

At December 31, 2005 and 2004, the interest rate on the Revolving Credit Facility has been adjusted to 8.1% and 6.5%, respectively. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are collateralized by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries. The Company can prepay borrowings under the Revolving Credit Facility at any time without premium or penalty.

The Revolving Credit Facility contains customary events of default and is subject to various mandatory prepayments and commitment reductions. The Revolving Credit Facility requires compliance with various financial covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio, as well as other covenants. The Company assesses, on a quarterly basis, its compliance with these covenants and monitors any matters critical to continue its compliance. As of December 31, 2005 and 2004, the Company was in compliance with these covenants.

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

Term Loan

In October 2003, the Company obtained a variable interest $150.0 million credit facility maturing September 30, 2009 (“Term Loan”). Payments on the Term Loan commenced December 31, 2003 and continue on a quarterly basis. The Term Loan bears interest, at the Company’s option, of LIBOR plus a variable margin rate or a Base Rate (as defined in the debt agreement) plus a variable margin rate. At December 31, 2005 and 2004, the interest rate on the Term Loan was 7.8% and 6.1%, respectively. The covenants of the Term Loan mirror those under the Revolving Credit Facility in addition to (i) requiring the Company to apply cash proceeds from certain activities toward the repayment of debt, and (ii) increasing the maximum senior secured leverage ratio used in the calculation of one of the covenants. The Term Loan permitted the Company to redeem $30.0 million of its outstanding redeemable preferred stock if certain criteria are met, which the Company was able to accomplish during 2003, as discussed in Note I. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and by a first priority perfected security interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all of the assets of the Company’s subsidiaries.

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

NOTE G — LONG-TERM DEBT (CONTINUED)

General (continued)

Maturities of long-term debt at December 31, 2005 are as follows:

(In thousands)
2006	$4,466
2007	4,584
2008	3,844
2009	363,539
2010	211
Thereafter	182

$376,826

NOTE H —COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company entered into a supply agreement and escrow arrangement with Seattle Systems (formerly USMC) under which it committed to make annual purchases of at least $9.0 million during the years 2004 and 2005. Concurrently, $1.0 million was placed in escrow, to be released ratably over the agreement’s term upon fulfillment of the minimum annual purchases. If the Company had not made such minimum annual purchases, $0.5 million of escrow would have been released, each year, to Seattle Systems.

As of December 31, 2005, the purchase commitment has been fully met, all escrows have been released and the Company has no further future obligation to Seattle Systems.

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

NOTE H —COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery LLP to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

While the Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete, the Committee’s independent counsel made a presentation to the Committee in September 2005. Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.7 million and $1.2 million in net sales during 2005 and 2004, respectively, or less than 0.5% of the Company’s net sales, for each year. It should be noted that additional regulatory inquiries may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.);Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. The Company has filed a motion to dismiss the Amended Complaint.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

On March 17, 2005, a derivative action was filed against the Company and its directors in the Circuit Court for Montgomery County, Maryland. The lawsuit which is encaptioned James Elgas v. Ivan Sabel, et al, Civil No. 259940-V, largely repeats the billing allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Elgas complaint alleges that Hanger’s directors breached their fiduciary duties to the Company. The plaintiff purports to seek monetary damages and unspecified equitable relief, on behalf of the Company, against the Company’s directors. The Company and the individual defendants filed motions to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement under Delaware law. At a hearing on August 12, 2005, the Circuit Court granted the defendants’ motion to dismiss for failure to comply with the demand requirement, granting the plaintiff leave to amend within 90 days. The plaintiff filed an amended complaint, and the defendants again moved to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement. The Company understands that the plaintiff has sold his shares of the Company’s common stock and has agreed to dismissal of the action.

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al, No. CV 05 4259 (E.D.N.Y.), also largely repeats the allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows Partners Complaint purports to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint seeks unspecified compensatory damages, restitution and disgorgement, injunctive relief, and award of attorneys’fees and costs. The defendants have not yet filed their response to the Green Meadows Partners Complaint.

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

In July 1999, in connection with its acquisition of NovaCare O&P, the Company issued $60.0 million of non-voting 7% Redeemable Convertible Preferred Stock. The outstanding shares of Redeemable Convertible Preferred Stock, which have a liquidation preference of $1,000 per share, are convertible into shares of the Company’s non-voting common stock at a price of $16.50 per share, subject to adjustment. The Company is entitled to require that the Redeemable Convertible Preferred Stock be converted into non-voting common stock on and after July 2, 2002, if the average closing price of the common stock for 20 consecutive trading days is equal to or greater than 175% of the conversion price. The Redeemable Convertible Preferred Stock will be mandatorily redeemable on July 1, 2010 at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. The Redeemable Convertible Preferred Stock is redeemable, in its entirety but not in part, at any time at the Company’s option at a redemption price equal to the liquidation preference plus all accrued and unpaid dividends. In the event of a change in control of the Company, the Company must offer to redeem all of the outstanding Redeemable Convertible Preferred Stock at a redemption price equal to 101% of the sum of the per share liquidation preference thereof plus all accrued and unpaid dividends through the date of payment. The Redeemable Convertible Preferred Stock accrues annual dividends, compounded quarterly, is subject to put rights and will not require redemption prior to maturity on July 1, 2010.

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

At December 31, 2005, the 37,881 outstanding shares of Redeemable Convertible Preferred Stock have an aggregate redemption balance of $62.2 million and are recorded net of accretion.

NOTE J — NET INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and the Redeemable Convertible Preferred Stock and are calculated using the treasury stock method.

(In thousands, except share and per share data)	2005	2004	2003
Net income (loss)	$17,753	$(23,394)	$15,646
Less preferred stock dividends declared and accretion	5,892	4,587	5,342
Premium paid and loss on redemption of Redeemable
Convertible Preferred Stock	--	--	2,120

Net income (loss) applicable to common stock	$11,861	$(27,981)	$8,184

Shares of common stock outstanding used to compute basic
per common share amounts	21,694,807	21,473,765	20,813,456
Effect of dilutive options	537,646	--	1,420,905

Shares used to compute dilutive per common share amounts (1)	22,232,453	21,473,765	22,234,361

Basic income (loss) per share applicable to common stock	$0.55	$(1.30)	$0.39
Diluted income (loss) per share applicable to common stock	0.53	(1.30)	0.37

(1) For 2005, 2004 and 2003, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For 2005, 2004 and 2003, options to purchase 1,694,565, 1,639,210 and 1,507,195 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the year.

NOTE K — OTHER CHARGES

Summary

Other charges are as follows:

(In thousands)	2005	2004	2003
Goodwill impairment	$--	$45,808	$--
Restructuring and asset impairment costs	--	--	(213)

	$--	$45,808	$(213)

NOTE K — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

	Employee Severance Costs	Lease Termination and other Exit Costs	Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2003	$--	$377	$377
Spending	--	(123)	(123)

Balance at December 31, 2004	--	254	254
Spending	--	(34)	(34)

Balance at December 31, 2005	--	220	220
2004 Restructuring Reserve
Balance at December 31, 2003	--	--	--
Restructuring liability	139	550	689
Spending	(110)	(152)	(262)

Balance at December 31, 2004	29	398	427
Spending	(29)	(237)	(266)

Balance at December 31, 2005	--	161	161

2001 and 2004 Restructuring Reserves	$--	$381	$381

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of December 31, 2005, the remaining reserve is adequate to provide for the lease costs which are expected to be paid by October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees. As of December 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. Approximately $0.2 million of lease payments are expected to be paid through April 2008. During 2005, the Company reversed the remaining balance of restructuring accrual related to severance payments as a result of the associated employees continuing their employment with the Company.

NOTE K — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs (continued)

2004 Restructuring Reserve (continued)

Expenses recognized under the restructuring plans have been included in “Selling, general and administrative” on the Consolidated Statements of Operations.

NOTE L — INCOME TAXES

The provision for income taxes is as follows:

	2005	2004	2003
(In thousands)
Current:
Federal	$8,076	$2,691	$3,500
State	124	2,202	1,679

	8,200	4,893	5,179

Deferred:
Federal and State	(1,818)	(1,325)	6,342

Provision for income taxes	$6,382	$3,568	$11,521

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	(35.0%)	35.0%
Increase in taxes resulting from:
State income taxes (net of federal effect)	4.7	5.6	6.6
Goodwill impairment	--	49.2	--
Release of net operating loss valuation allowance	(13.8)	--	--
Reduction in current taxes payable	--	(2.7)	--
Other, net	0.5	0.9	0.8

Provision for income taxes	26.4%	18.0%	42.4%

NOTE L — INCOME TAXES (CONTINUED)

During the fourth quarter of 2005, the Company completed and implemented a transfer pricing tax strategy resulting in the ability to utilize past state net operating losses. The Company had accumulated state net operating losses during the period 2000 through 2004 totaling $196.4 million; the Company anticipates utilizing $51.7 million in tax years 2005 through 2015. The following table summarizes the state net operating loss activity for the years ended December 31:

(In thousands)	2005	2004
State net operating loss, at beginning of year	$196,391	$129,421
Net operating loss generated	--	66,970

Total net operating loss available	196,391	196,391
Net operating loss utilized	(19,464)	--

State net operating loss, at end of year	$176,927	$196,391

The following table summarizes the activity in the valuation allowance for the years ended December 31:

(In thousands)	2005	2004
Valuation allowance, at beginning of year	$196,391	$129,421
Net operating loss utilized	(19,464)	--
Valuation allowance (reduction) increase	(32,253)	66,970

Valuation allowance, at end of year	$144,674	$196,391

NOTE L — INCOME TAXES (CONTINUED)

The Company’s management believes that it is more likely than not that deferred tax assets will be realized. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2005	2004
Deferred tax liabilities:
Goodwill amortization	$30,552	$27,894
Property, plant and equipment	4,534	7,443
Patent amortization	1,348	--
Debt issuance costs	15	20
Other	358	391

	36,807	35,748

Deferred tax assets:
State net operating loss	11,940	13,245
Net operating loss	--	59
Accrued expenses	2,825	2,031
Deferred benefit plan compensation	1,611	--
Accrued vacation	875	--
Provision for bad debt allowance	1,817	2,378
Inventory capitalization and reserves	1,630	1,696
Restricted stock	410	--
Other	553	4,002

	21,661	23,411

Valuation allowance on NOL	(8,618)	(13,245)

	13,043	10,166

Net deferred tax liabilities	$(23,764)	$(25,582)

The Company is subject to U.S. federal, state and local jurisdictions. Significant judgment is required in determining the provision for income taxes. However, the Company files its tax returns in compliance with existing tax laws. The Company is subject to audit by federal, state, as well as local authorities. The Company has established $1.5 million and $0.6 million of reserves for taxes at December 31, 2005 and 2004, respectively. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the possible outcome of known contingencies.

NOTE M — EMPLOYEE BENEFITS

Savings Plan

The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2005, 2004 and 2003, the Company recorded contributions of $2.2 million, $2.4 million and $2.0 million under this plan, respectively.

NOTE M — EMPLOYEE BENEFITS (CONTINUED)

Deferred Compensation

In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia (“JEH”) in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation was determined by JEH’s Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.4 million and $0.6 million at December 31, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The Company uses a December 31 measurement date for the Plan. The Plan’s net benefit cost is as follows:

(In thousands)
Net benefit cost at December 31, 2003	$--
Service cost	1,625

Net benefit cost at December 31, 2004	1,625
Service cost	1,902
Interest cost	97
Amortization of (gain) loss	--

Net benefit cost at December 31, 2005	$3,624

NOTE M — EMPLOYEE BENEFITS (CONTINUED)

Supplemental Executive Retirement Plan (continued)

The status of the Plan at December 31 is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2003	$--
Service cost	1,625

Benefit obligation at December 31, 2004	1,625
Service cost	1,902
Interest cost	97
Amortization of (gain) loss	--

Benefit obligation at December 31, 2005	$3,624

Unfunded status	3,812
Unamortized net (gain) loss	188

Net amount recognized	$3,624

Amounts Recognized in the Consolidated Balance Sheet
Accrued liabilities	$3,624

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2005	2004
Discount rate	5.5%	6.0%
Average rate of increase in compensation	3.0%	3.0%

The discount rate at December 31, 2005 of 5.5% represents a 50 basis point reduction from the 6.0% discount rate used at December 31, 2004. The updated rate was actuarially determined and represents an average of benefit liability indices.

At December 31, 2005, the estimated accumulated benefit obligation is $3.6 million. Future payments under the Plan are as follows:

(In thousands)
2006	$--
2007	--
2008	--
2009	--
2010	512
Thereafter	6,161

$6,673

NOTE N — STOCK-BASED COMPENSATION

Restricted Shares of Common Stock

During the years ended December 31, 2005 and 2004, the Company granted 339,571 and 24,725 restricted shares of the Company’s common stock, respectively, to certain employees and directors. The aggregate granted shares have vesting dates through November 2009. The aggregate market value of these shares was $5.4 million at the date of grant which is being amortized to expense ratably over the vesting period of each group of granted shares. The balance of unamortized compensation was $2.6 million and $2.0 million at December 31, 2005 and 2004, respectively. During 2005 and 2004, 36,875 and 7,000 restricted shares of common stock, respectively, were cancelled.

Options

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock awards in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During 2005, 102,167 shares were cancelled under the 2002 Stock Option Plan. There were no cancellations during 2004. At December 31, 2005 and 2004, 391,002 and 491,002 shares of common stock were available for issuance, respectively.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 1,000 shares of restricted shares of common stock to each director (in addition to the annual grant of an option to purchase 5,000 shares of common stock) and permits the grant of an additional stock option in the event the director elects to receive his or her annual director fee in shares of restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of one year following grant and generally with expirations of ten years after grant. During 2005, 15,535 shares were cancelled under the 2003 Directors’ Plan. No cancellations occurred during 2004. At December 31, 2005 and 2004, 380,461 and 426,371 shares of common stock, respectively, were available for issuance.

NOTE N — STOCK-BASED COMPENSATION (CONTINUED)

Non-qualified Options

Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. Similarly, under an employment agreement, in January 2002, the Company issued to its President and Chief Operating Officer a non-qualified option to purchase 350,000 shares of its common stock at an exercise price of $6.02 per share. In addition, the Company has issued to other employees non-qualified options to purchase an aggregate of 80,000 shares of its common stock at a weighted average exercise price of $8.73 per share. These options were granted at fair market value of the underlying common stock on the date of grant. During 2005 and 2004, no options were exercised under this plan. During 2005, options to exercise 55,000 shares were cancelled due to the termination of two of the Company’s employees and holders of such shares. Options to exercise 20,000 shares were cancelled during 2004 as a result of the termination of one of the Company’s employees and the holder of such shares. At December 31, 2005 and 2004, 406,000 and 229,750 non-qualified options were exercisable, respectively.

General

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2002	3,321,568	$6.98	230,000	$8.50	500,000	$6.42
Granted	308,832	14.00	36,171	11.74	332	4.63
Terminated	(44,256)	5.31	(41,250)	11.36	--	--
Exercised	(592,804)	4.16	(48,750)	6.45	(39,332)	7.37

Outstanding at December 31, 2003	2,993,340	$9.39	176,171	$9.06	461,000	$6.34
Granted	100,000	15.67	31,865	16.10	--	--
Terminated	(13,387)	4.82	--	--	--	--
Exercised	(253,486)	4.39	(5,000)	4.38	--	--

Outstanding at December 31, 2004	2,826,467	$10.13	203,036	$10.28	461,000	$6.34
Granted	100,000	8.08	45,910	5.16	--	--
Terminated	(217,818)	12.53	(25,535)	12.06	(55,000)	9.20
Exercised	(132,599)	2.49	(25,000)	2.62	--	--

Outstanding at December 31, 2005	2,576,050	$10.25	198,411	$9.83	406,000	$5.95

NOTE N — STOCK-BASED COMPENSATION (CONTINUED)

General (continued)

The summary of the exercisable options is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2005	2,576,050	127,295	406,000
2004	2,259,305	131,639	229,750
2003	1,937,838	107,500	119,750

Information concerning outstanding and exercisable options as of December 31, 2005 is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Weighted
Range of Exercise Prices			Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Average Exercise Price
$ 1.64	to	$ 1.65	553,752	3.5	$1.64	553,752	$1.64
4.13	to	6.13	932,144	3.3	5.39	891,234	5.40
8.08	to	12.10	177,105	6.6	9.27	169,903	9.19
12.96	to	18.63	1,402,210	4.6	14.71	1,379,206	14.69
20.81	to	22.50	115,250	2.8	22.19	115,250	22.19

			3,180,461	4.0	$9.67	3,109,345	$9.68

NOTE O — LEASES

Operating Leases

The Company leases office space under noncancellable operating leases, the majority of which contain escalation clauses. Certain of these leases also contain renewal options. Rent expense was approximately $30.3 million, $28.6 million and $25.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease rental income of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, was netted against rent expense. The Company estimates it will receive approximately $0.9 million of sublease rent income in the future.

NOTE O – LEASES (CONTINUED)

Operating Leases (continued)

Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2005 are as follows:

(In thousands)
2006	$26,031
2007	20,299
2008	15,842
2009	10,861
2010	4,887
Thereafter	4,189

$82,109

Capital Leases

The Company leases copiers under a master lease agreement that allows for a purchase option at the end of the lease term. All leases under the master agreement are for four years with an annual renewal option. At December 31, 2005 and 2004, the Company had recorded capital assets of $0.4 million and $0.3 million, respectively, related to this agreement. Accumulated amortization related to the leased assets was $0.1 million and less than $0.1 million at December 31, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable capital leases and the present value of the minimum lease payments at December 31, 2005 is as follows:

(In thousands)
2006	$151
2007	144
2008	65
2009	13
2010	--
Thereafter	--

Total minimum lease payments	373
Less: executory costs	(100)

Net minimum lease payments	273
Less: interest cost	(225)

Present value of net minimum lease payments	$48

NOTE P — RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company’s outside general counsel. The Company’s Chairman and Chief Executive Officer is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $2.4 million, $2.3 million and $2.1 million for the years ended 2005, 2004 and 2003, respectively, which amounted to less than one-half of one percent of that firm’s annual revenues for each such year. At both December 31, 2005 and 2004, the Company had $0.5 million payable to Foley & Lardner LLP.

NOTE Q – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations.

The reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers, fabrication centers of O&P components, Innovative Neurotronics, Inc. ("IN, Inc.") and Linkia LLC ("Linkia"). The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

	Patient-Care Centers	Distribution	Other	Total
(In thousands)
2005
Net sales
Customers	$532,831	$45,410	$--	$578,241
Intersegments	--	79,152	(79,152)	--
Depreciation and amortization	11,835	292	1,793	13,920
Income from operations	81,483	15,675	(35,882)	61,276
Interest (income) expense	(6,226)	6,930	36,437	37,141
Income before taxes and extraordinary items	87,709	8,746	(72,320)	24,135
Total assets	568,414	76,876	59,177	704,467
Capital expenditures	7,867	168	724	8,759
2004
Net sales
Customers	$528,783	$39,938	$--	$568,721
Intersegments	--	69,419	(69,419)	--
Depreciation and amortization	11,387	257	1,887	13,531
Other charges	45,808	--	--	45,808
Income from operations	35,280	12,738	(33,286)	14,732
Interest (income) expense	(6,144)	6,930	33,772	34,558
Income before taxes and extraordinary items	41,423	5,807	(67,056)	(19,826)
Total assets	556,688	65,636	80,982	703,306
Capital expenditures	15,205	573	3,676	19,454
2003
Net sales
Customers	$512,625	$35,278	$--	$547,903
Intersegments	--	60,816	(60,816)	--
Depreciation and amortization	8,956	261	1,473	10,690
Other charges	(213)	--	--	(213)
Income from operations	94,398	11,362	(22,233)	83,527
Interest (income) expense	(6,329)	6,930	35,677	36,278
Income before taxes and extraordinary items	100,727	4,432	(77,992)	27,167
Total assets	584,512	59,511	94,325	738,348
Capital expenditures	14,327	185	3,420	17,932

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

The following table presents the details of “Other” total assets at December 31:

	2005	2004	2003
(In thousands)
Corporate intercompany receivable (payable) from:
Patient-care centers segment	$66,474	$72,889	$71,895
Distribution segment	(23,077)	(16,454)	(14,369)
Other	15,780	24,547	36,799

	$59,177	$80,982	$94,325

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2005, 2004 or 2003.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed Consolidating Balance Sheets, as of December 31, 2005 and 2004 and Statements of Operations and Cash Flows for the years ended December 31, 2005, 2004 and 2003, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger Orthopedic
	Group (Parent	Guarantor	Consolidating
BALANCE SHEET - December 31, 2005	Company)	Subsidiaries	Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,120	$4,801	$--	$7,921
Accounts receivable	--	103,200	--	103,200
Inventories	--	76,725	--	76,725
Prepaid expenses, other assets and income taxes receivable	1,520	5,034	--	6,554
Intercompany receivable	425,211	--	(425,211)	--
Deferred income taxes	7,087	--	--	7,087

Total current assets	436,938	189,760	(425,211)	201,487
Property, plant and equipment, net	5,263	38,234	--	43,497
Intangible assets, net	--	449,744	--	449,744
Investment in subsidiaries	206,163	--	(206,163)	--
Other assets	8,400	1,339	--	9,739

Total assets	$656,764	$679,077	$(631,374)	$704,467

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$1,500	$2,966	$--	$4,466
Accounts payable	2,534	17,986	--	20,520
Accrued expenses	7,096	3,859	--	10,955
Accrued interest payable	8,257	63	--	8,320
Accrued compensation related costs	1,485	20,190	--	21,675

Total current liabilities	20,872	45,064	--	65,936
Long-term debt, less current portion	367,292	6,673	--	373,965
Deferred income taxes	35,713	(4,862)	--	30,851
Income taxes payable	2,418	(2,418)	--	--
Intercompany payable	--	425,211	(425,211)	--
Other liabilities	3,285	3,246	--	6,531

Total liabilities	429,580	472,914	(425,211)	477,283

Redeemable preferred stock	61,942	--	--	61,942

Common stock	222	35	(35)	222
Additional paid-in capital	156,346	7,460	(7,460)	156,346
Unearned compensation	(2,615)	--	--	(2,615)
Retained earnings	11,945	199,208	(199,208)	11,945
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	165,242	206,163	(206,163)	165,242

Total liabilities, redeemable preferred stock
and shareholders’ equity	$656,764	$679,077	$(631,374)	$704,467

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger Orthopedic
	Group (Parent	Guarantor	Consolidating
BALANCE SHEET - December 31, 2004	Company)	Subsidiaries	Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,466	$4,885	$--	$8,351
Accounts receivable	--	109,191	--	109,191
Inventories	--	67,691	--	67,691
Prepaid expenses, other assets and income taxes receivable	741	5,211	--	5,952
Intercompany receivable	503,954	--	(503,954)	--
Deferred income taxes	6,014	--	--	6,014

Total current assets	514,175	186,978	(503,954)	197,199
Property, plant and equipment, net	6,770	41,196	--	47,966
Intangible assets, net	--	447,201	--	447,201
Investment in subsidiaries	114,472	--	(114,472)	--
Other assets	9,562	1,378	--	10,940

Total assets	$644,979	$676,753	$(618,426)	$703,306

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$1,500	$2,998	$--	$4,498
Accounts payable	1,998	16,123	--	18,121
Accrued expenses	6,190	3,369	--	9,559
Accrued interest payable	8,108	109	--	8,217
Accrued compensation related costs	1,594	28,937	--	30,531

Total current liabilities	19,390	51,536	--	70,926
Long-term debt, less current portion	379,299	9,314	--	388,613
Deferred income taxes	36,458	(4,862)	--	31,596
Intercompany payable	--	503,954	(503,954)	--
Other liabilities	1,766	2,339	--	4,105

Total liabilities	436,913	562,281	(503,954)	495,240

Redeemable preferred stock	56,050	--	--	56,050

Common stock	218	35	(35)	218
Additional paid-in capital	154,434	7,460	(7,460)	154,434
Unearned compensation	(1,980)	--	--	(1,980)
Retained earnings	--	107,517	(107,517)	--
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	152,016	114,472	(114,472)	152,016

Total liabilities, redeemable preferred stock
and shareholders’ equity	$644,979	$676,753	$(618,426)	$703,306

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2005
Net sales	$--	$578,241	$--	$578,241
Cost of goods sold (exclusive of depreciation and amortization)	--	283,591	--	283,591
Selling, general and administrative	29,577	189,877	--	219,454
Depreciation and amortization	1,544	12,376	--	13,920
Other charges	--	--	--	--

(Loss) income from operations	(31,121)	92,397	--	61,276
Interest expense, net	36,438	703	--	37,141
Equity in earnings of subsidiaries	91,694	--	(91,694)	--

Income before taxes	24,135	91,694	(91,694)	24,135
Provision for income taxes	6,382	--	--	6,382

Net income	$17,753	$91,694	$(91,694)	$17,753

Year ended December 31, 2004
Net sales	$--	$568,721	$--	$568,721
Cost of goods sold (exclusive of depreciation and amortization)	--	275,961	--	275,961
Selling, general and administrative	28,628	190,061	--	218,689
Depreciation and amortization	1,844	11,687	--	13,531
Other charges	--	45,808	--	45,808

(Loss) income from operations	(30,472)	45,204	--	14,732
Interest expense, net	33,772	786	--	34,558
Equity in earnings of subsidiaries	44,418	--	(44,418)	--

(Loss) income before taxes	(19,826)	44,418	(44,418)	(19,826)
Provision for income taxes	3,568	--	--	3,568

Net (loss) income	$(23,394)	$44,418	$(44,418)	$(23,394)

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger Orthopedic
	Group (Parent	Guarantor	Consolidating
STATEMENT OF OPERATIONS	Company)	Subsidiaries	Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2003
Net sales	$--	$547,903	$--	$547,903
Cost of goods sold (exclusive of depreciation and amortization)	--	258,383	--	258,383
Selling, general and administrative	20,760	174,756	--	195,516
Depreciation and amortization	1,473	9,217	--	10,690
Other charges	--	(213)	--	(213)

(Loss) income from operations	(22,233)	105,760	--	83,527
Interest expense, net	35,677	601	--	36,278
Equity in earnings of subsidiaries	105,159	--	(105,159)	--
Extinguishment of debt	20,082	--	--	20,082

Income before taxes	27,167	105,159	(105,159)	27,167
Provision for income taxes	11,521	--	--	11,521

Net income	$15,646	$105,159	$(105,159)	$15,646

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger Orthopedic
	Group (Parent	Guarantor	Consolidating
STATEMENT OF CASH FLOWS	Company)	Subsidiaries	Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2005
Cash flows from operating activities:
Net cash provided by operating activities	$12,312	$13,429	$--	$25,741

Cash flows from investing activities:
Purchase of property, plant and equipment	(892)	(7,867)	--	(8,759)
Acquisitions and earnouts	--	(2,792)	--	(2,792)
Proceeds from sale of property, plant and equipment	--	304	--	304

Net cash used in investing activities	(892)	(10,355)	--	(11,247)

Cash flows from financing activities:
Borrowings under revolving credit agreement	52,000	--	--	52,000
Repayments under revolving credit agreement	(62,000)	--	--	(62,000)
Repayments under term loan	(1,500)	--	--	(1,500)
Scheduled repayment of long-term debt	--	(3,158)	--	(3,158)
Increase in financing costs	(1,329)	--	--	(1,329)
Proceeds from issuance of Common Stock	396	--	--	396
Change in book overdraft	667	--	--	667

Net cash used in financing activities	(11,766)	(3,158)	--	(14,924)

Net decrease in cash and cash equivalents	(346)	(84)	--	(430)
Cash and cash equivalents, at beginning of year	3,466	4,885	--	8,351

Cash and cash equivalents, at end of year	$3,120	$4,801	$--	$7,921

Year ended December 31, 2004
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(51,633)	$100,727	$--	$49,094

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,249)	(15,205)	--	(19,454)
Acquisitions and earnouts	--	(19,462)	--	(19,462)
Acquisition of distribution rights	--	(65)	--	(65)
Purchase of technology license and patent	--	(298)	--	(298)
Intercompany dividends	65,411	(65,411)	--	--
Proceeds from sale of property, plant and equipment	--	3,330	--	3,330

Net cash provided by (used in) investing activities	61,162	(97,111)	--	(35,949)

Cash flows from financing activities:
Borrowings under revolving credit agreement	45,000	--	--	45,000
Repayments under revolving credit agreement	(60,000)	--	--	(60,000)
Repayments under term loan	(1,875)	--	--	(1,875)
Scheduled repayment of long-term debt	--	(3,429)	--	(3,429)
Increase in financing costs	(988)	--	--	(988)
Proceeds from issuance of Common Stock	1,135	--	--	1,135

Net cash used in financing activities	(16,728)	(3,429)	--	(20,157)

Net (decrease) increase in cash and cash equivalents	(7,199)	187	--	(7,012)
Cash and cash equivalents, at beginning of year	10,665	4,698	--	15,363

Cash and cash equivalents, at end of year	$3,466	$4,885	$--	$8,351

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Hanger Orthopedic
	Group (Parent	Guarantor	Consolidating
STATEMENT OF CASH FLOWS	Company)	Subsidiaries	Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2003
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,050)	$95,942	$--	$59,892

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,208)	(16,724)	--	(17,932)
Acquisitions and earnouts	--	(10,450)	--	(10,450)
Intercompany dividends	65,451	(65,451)	--	--
Proceeds from sale of property, plant and equipment	4	901	--	905

Net cash provided by (used in) investing activities	64,247	(91,724)	--	(27,477)

Cash flows from financing activities:
Borrowings under revolving credit agreement	59,461	--	--	59,461
Repayments under revolving credit agreement	(44,461)	--	--	(44,461)
Borrowings under term loan	150,000	--	--	150,000
Repayments of senior subordinated notes	(134,438)	--	--	(134,438)
Scheduled repayment of long-term debt	--	(5,516)	--	(5,516)
Increase in financing costs	(19,922)	--	--	(19,922)
Proceeds from issuance of Common Stock	2,944	--	--	2,944
Repurchase of Redeemable Convertible Preferred Stock	(31,686)	--	--	(31,686)

Net cash used in financing activities	(18,102)	(5,516)	--	(23,618)

Net increase (decrease) in cash and cash equivalents	10,095	(1,298)	--	8,797
Cash and cash equivalents, at beginning of year	570	5,996	--	6,566

Cash and cash equivalents, at end of year	$10,665	$4,698	$--	$15,363

HANGER ORTHOPEDIC GROUP, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

			Additions
		Balance at	Charged to
		beginning of	Costs and		Balance at end
Year	Classification	year	Expenses	Write-offs	of year
		(In thousands)
2005	Allowance for doubtful accounts	$5,252	$19,887	$20,557	$4,582
	Inventory reserves	229	146	187	188
2004	Allowance for doubtful accounts	$3,875	$20,551	$19,174	$5,252
	Inventory reserves	120	200	91	229
2003	Allowance for doubtful accounts	$8,649	$22,435	$27,209	$3,875
	Inventory reserves	118	2	--	120

		Balance at
		beginning of				Balance at
Year	Classification	year	Generated	Utilized/Released	Expired	end of year
		(In thousands)
2005	Net Operating Loss	$13,245	$--	$1,305	$--	$11,940
	Valuation Allowance	13,245	--	4,627	--	8,618
2004	Net Operating Loss	$8,783	$4,462	$--	$--	$13,245
	Valuation Allowance	8,783	4,462	--	--	13,245
2003	Net Operating Loss	$4,672	$4,291	$180	$--	$8,783
	Valuation Allowance	4,672	4,291	180	--	8,783

S-1