Form 10-Q
period 2006-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2006-05-02
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

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

            (301) 986-0701

____________________________________________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer       Accelerated filer       Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes No

        As of April 28, 2006, 21,926,176 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	1

Unaudited Condensed Consolidated Statements of Operations for the
Three Months ended March 31, 2006 and 2005	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	41

SIGNATURES	42

Exhibit Index	43

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

ASSETS	March 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$6,172	$7,921
Accounts receivable, less allowance for doubtful accounts
of $5,402 and $4,582 in 2006 and 2005, respectively	95,552	103,200
Inventories	78,372	76,725
Prepaid expenses, other assets and income taxes receivable	15,555	6,554
Deferred income taxes	7,484	7,087

Total current assets	203,135	201,487

PROPERTY, PLANT AND EQUIPMENT
Land	1,094	1,094
Buildings	5,848	5,833
Furniture and fixtures	11,946	11,874
Machinery and equipment	24,441	23,867
Leasehold improvements	30,534	29,431
Computer and software	45,218	44,364

Total property, plant and equipment, gross	119,081	116,463
Less accumulated depreciation and amortization	76,446	72,966

Total property, plant and equipment, net	42,635	43,497

INTANGIBLE ASSETS
Excess cost over net assets acquired	445,979	445,979
Patents and other intangible assets, $9,999 in each of 2006 and 2005, less
accumulated amortization of $6,443 and $6,234 in 2006 and 2005, respectively	3,557	3,765

Total intangible assets, net	449,536	449,744

OTHER ASSETS
Debt issuance costs, net	7,649	8,142
Other assets	1,463	1,597

Total other assets	9,112	9,739

TOTAL ASSETS	$704,418	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY	March 31, 2006	December 31, 2005
CURRENT LIABILITIES
Current portion of long-term debt	$4,490	$4,466
Accounts payable	18,809	20,520
Accrued expenses	10,633	10,955
Accrued interest payable	3,499	8,320
Accrued compensation related costs	12,824	21,675

Total current liabilities	50,255	65,936

LONG-TERM LIABILITIES
Long-term debt, less current portion	386,793	373,965
Deferred income taxes	31,749	30,851
Other liabilities	7,112	6,531

Total liabilities	475,909	477,283

COMMITMENTS AND CONTINGENCIES (Refer to Note I)

PREFERRED STOCK
10% Redeemable Convertible Preferred stock, liquidation
preference $1,000 per share, 10,000,000 shares authorized,
37,881 shares issued and outstanding in 2006 and 2005	63,507	61,942

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,271,022 shares and 22,227,607 shares issued and
outstanding in 2006 and 2005, respectively	223	222
Additional paid-in capital	154,226	156,346
Unearned compensation	--	(2,615)
Retained earnings	11,209	11,945

	165,658	165,898
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	165,002	165,242

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	$704,418	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2006	2005
Net sales	$140,445	$133,000
Cost of goods sold (exclusive of depreciation and amortization)	70,215	67,446
Selling, general and administrative	55,627	50,937
Depreciation and amortization	3,688	3,509

Income from operations	10,915	11,108
Interest expense	9,500	8,843

Income before taxes	1,415	2,265

Provision for income taxes	586	930

Net income	829	1,335

Preferred stock dividend and accretion	1,565	1,419

Net loss applicable to common stock	$(736)	$(84)

Basic Per Common Share Data
Net loss	$(0.03)	$(0.00)

Shares used to compute basic per common share amounts	21,837,069	21,615,850

Diluted Per Common Share Data
Net loss	$(0.03)	$(0.00)

Shares used to compute diluted per common share amounts	21,837,069	21,615,850

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$829	$1,335
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of assets	(57)	--
Provision for bad debt	4,125	4,943
Provision for deferred income taxes	505	751
Depreciation and amortization	3,688	3,509
Amortization of debt issuance costs	589	644
Compensation expense on stock options and restricted stock	349	257
Amortization of terminated interest rate swaps	(127)	(128)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	3,523	1,472
Inventories	(1,558)	(935)
Prepaid expenses, other assets, and income taxes receivable	(9,001)	(3,669)
Other assets	44	(30)
Accounts payable	(2,268)	(1,355)
Accrued expenses, accrued interest payable, and income taxes payable	(5,143)	(5,468)
Accrued compensation related costs	(8,850)	(20,527)
Other liabilities	581	(658)

Net cash used in operating activities	(12,771)	(19,859)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(2,617)	(1,553)
Acquisitions and earnouts (net of cash acquired)	(154)	(983)
Proceeds from sale of property, plant and equipment	57	--

Net cash used in investing activities	(2,714)	(2,536)

Cash flows from financing activities:
Borrowings under revolving credit agreement	19,000	29,000
Repayments under revolving credit agreement	(5,000)	(9,000)
Repayments under term loan	(375)	(375)
Scheduled repayment of long-term debt	(646)	(636)
Increase in financing costs	(95)	(3)
Proceeds from issuance of Common Stock	141	118
Change in book overdraft	711	3,198

Net cash provided by financing activities	13,736	22,302

Decrease in cash and cash equivalents	(1,749)	(93)
Cash and cash equivalents, at beginning of period	7,921	8,351

Cash and cash equivalents, at end of period	$6,172	$8,258

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005, filed by the Company with the SEC.

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation

General

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At March 31, 2006, 2.0 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company's authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and generally requires that such transactions be accounted for using prescribed fair-value-based methods.

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the three month period ended March 31, 2006, the Company recognized $0.3 million in compensation expense, of which less than $0.1 million related to compensation expense of options. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. At March 31, 2006, the Company continues to evaluate the available methods for computing the windfall tax pool as required under SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based awards under the measurement and recognition provisions of APB 25. Under APB 25, stock options granted at the fair market value of the underlying stock required no recognition of compensation cost. However, the Company disclosed the pro-forma effect on net income of recognizing compensation cost, as required by SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

General (continued)

The following table illustrates the effect on net loss applicable to common stock and loss per share if the Company had applied fair value recognition to stock-based employee compensation for all awards in the prior year period:

Three Months Ended March 31, 2005
(In thousands, except per share amounts)

Net loss applicable to common stock, as reported	$ (84)
Add: stock-based employee compensation expense related to
restricted shares of common stock, net of related tax effects,
included in net income as reported	152
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(560)

Pro forma net loss applicable to common stock	$ (492)

Loss per share:
Basic - as reported	$ (0.00)
Basic - pro forma	(0.02)
Diluted - as reported	(0.00)
Diluted - pro forma	(0.02)

The adoption of SFAS 123R reduced income from operations, income before income tax expense, and net income for the three months ended March 31, 2006 by less than $0.1 million. Additionally, upon adoption the Company eliminated the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options

A summary of the stock option activity for the three month period ended March 31, 2006 is as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2005	2,576,050	$10.24	198,411	$9.83	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(14,865)	8.62	--	--	--	--
Exercised	(43,415)	2.58	(5,000)	5.88	--	--

Outstanding at March 31, 2006	2,517,770	$10.38	193,411	$9.93	406,000	$5.95

Aggregate intrinsic value at March 31, 2006	$26,161		$1,921		$2,415
Weighted average remaining contractual term (years)	8.3		8.4		8.5

The intrinsic value of options exercised during the three months ended March 31, 2006 was $0.1 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2006 were 3.0 million shares with a weighted average exercise price of $13.30, an average remaining contractual term of 8.4 years, and an aggregate intrinsic value of $29.8 million. Cash received by the Company related to the exercise of options during the three month period ended March 31, 2006 amounted to $0.1 million. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2005
Expected term (years)	4.5
Volatility factor	82%
Risk free interest rate	3.9%
Dividend yield	0.0%
Fair value	$5.25

The expected term of options is an average of the contractual terms and historical data. The expected stock price volatility is based on historical data of the Company’s common stock performance. The risk-free interest rate is based on an average of the U.S. 5-year Treasury Bill rate. The Company did not grant any options during the three months ended March 31, 2006.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common for the three month period ended March 31, 2006 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	383,000	$8.28	28,571	$5.18
Granted	--	--	--	--
Vested	(67,625)	6.59	--	--
Forfeited	--	--	--	--

Nonvested at March 31, 2006	315,375	$8.64	28,571	$5.18

During the three-month period ended March 31, 2006, 67,625 restricted shares of common stock, with an intrinsic value of $0.4 million, became fully vested. As of March 31, 2006, total unrecognized compensation cost related to restricted shares of common stock was approximately $2.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note L.

New Accounting Standards

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The provisions of SFAS 155 allow for the fair value remeasurement of hybrid financial instruments that contain embedded derivatives that otherwise would require bifurcation and eliminates the interim guidance that provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Additionally, SFAS 155 eliminates SFAS 140’s restriction on qualifying special-purpose entities of holding derivative financial instruments that pertain to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company believes the adoption of SFAS 155 will not have an impact on its financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. The Company believes the adoption of SFAS 156 will not have an impact on its financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash paid during the period for:
Interest	$13,939	$13,166
Income taxes	3,251	724

Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$1,565	$1,419
Issuance of notes in connection with acquisitions	--	485
(Cancellation) issuance of restricted shares of common stock	(32)	1,838

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The activity related to goodwill for the three month period ended March 31, 2006 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2005	$417,596	$28,383	$445,979
Additions due to acquisitions	--	--	--
Additions due to earn-outs	--	--	--

Balance at March 31, 2006	$417,596	$28,383	$445,979

NOTE E – ACQUISITIONS

The Company did not have any acquisitions during the three month period ended March 31, 2006. During the three month period ended March 31, 2005, the Company acquired one orthotics and prosthetics company that operated a total of three patient-care centers for which it paid an aggregate of $1.7 million.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.2 million during the three month period ended March 31, 2006. During the three month period ended March 31, 2005, the Company did not make any earnout payments. The Company accounts for these amounts as additional purchase price, resulting in an increase in excess cost

NOTE E – ACQUISITIONS (CONTINUED)

over net assets acquired. The Company estimates that it may pay up to $1.4 million related to earnout provisions in future periods.

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method were as follows:

(In thousands)	March 31, 2006	December 31, 2005
Raw materials	$35,524	$31,796
Work-in-process	26,443	26,409
Finished goods	16,405	18,520

	$78,372	$76,725

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

(In thousands)	2006	2005
Revolving Credit Facility	$19,000	$5,000
10 3/8% Senior Notes due 2009 (1)	201,478	201,605
11 1/4% Senior Subordinated Notes due 2009	15,562	15,562
Term Loan	146,250	146,625
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 10.8%, maturing
through December 2011	8,993	9,639

	391,283	378,431
Less current portion	(4,490)	(4,466)

	$386,793	$373,965

(1)     At March 31, 2006 and December 31, 2005, the outstanding amount includes $1.5 million and $1.6 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

The Company’s availability under the Revolving Credit Facility is calculated based on its last-twelve-months EBITDA, as defined in the debt agreement. At March 31, 2006, the Company had $40.3 million available under the Revolving Credit Facility, net of $2.2 million of standby letters of credit.

NOTE H – RESTRUCTURING

The activity related to the restructuring reserve during the three month period ended March 31, 2006 is as follows:

(In thousands)	Lease Termination and other Exit Costs	Total Restructuring Reserve
2001 Restructuring Reserve
Balance at December 31, 2005	$220	$220
Spending	(64)	(64)

Balance at March 31, 2006	156	156

2004 Restructuring Reserve
Balance at December 31, 2005	161	161
Spending	(31)	(31)

Balance at March 31, 2006	130	130

2001 and 2004 Restructuring Reserves	$286	$286

2001 Restructuring Reserve

During 2001, as a result of the initiatives associated with the Company’s performance improvement plan developed in conjunction with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.), the Company recorded approximately $4.5 million in restructuring and asset impairment costs. The plan called for the closure of certain facilities and the termination of approximately 135 employees.

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of March 31, 2006, the remaining reserve of $0.2 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. During 2005, the Company reversed the remaining balance of restructuring accrual related to severance payments as a result of the associated employees continuing their employment with the Company. Approximately $0.1 million of lease payments are expected to be paid through April 2008.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery LLP to serve as independent counsel to the Audit committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities.

While the Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete, the Audit Committee’s independent counsel made a presentation to the Audit Committee in September 2005. Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.2 million and $0.7 million in net sales during the three month period ended March 31, 2006 and the year ended 2005, respectively, or less than 0.5% of the Company’s net sales, for each period.

It should be noted that additional regulatory inquiries or issues may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 15, 2005, the lead plaintiffs in the Consolidated Securities Class Action filed a Consolidated Amended Complaint (the “Amended Complaint”). The Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. The Company has filed a motion to dismiss the Amended Complaint.

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

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al, No. CV 05 4259 (E.D.N.Y.), also largely repeats the allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows Partners complaint purports to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint seeks unspecified compensatory damages, restitution and disgorgement, injunctive relief, and award of attorneys’ fees and costs. The defendants have not yet filed their response to the Green Meadows Partners Complaint. After the transfer of the Consolidated Securities Class Action to the District of Maryland, the parties agreed to the transfer of the Green Meadows Partners case to the District of Maryland and to stay the case pending the outcome of the defendants’ motion to dismiss the Consolidated Securities Class Action case.

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

Net loss per share is computed as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2006	2005
Net income	$829	$1,335
Less preferred stock dividends declared and accretion	1,565	1,419

Net loss applicable to common stock	$(736)	$(84)

Shares of common stock outstanding used to compute basic
per common share amounts	21,837,069	21,615,850
Effect of dilutive options	--	--

Shares used to compute dilutive per common share amounts (1)	21,837,069	21,615,850

Basic loss per share applicable to common stock	$(0.03)	$(0.00)
Diluted loss per share applicable to common stock	(0.03)	(0.00)

(1)     For 2006 and 2005, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For 2006 and 2005, options to purchase 1,687,065 and 1,956,301 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive.

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The change in Plan’s net benefit obligation is as follows:

(In thousands)
Benefit obligation at December 31, 2005	$3,624
Service cost	505
Interest cost	52
Amortization of (gain) loss	--

Benefit obligation at March 31, 2006	$4,181

At March 31, 2006, the Company has accrued approximately $4.2 million in benefit obligations related to the Plan.

NOTE L – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations.

The reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers, fabrication centers of O&P components, Innovative Neurotronics, Inc. (“IN, Inc.”) and Linkia, LLC (“Linkia”). The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices.

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies” in Note B to the condensed consolidated financial statements.

NOTE L – SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

(In thousands)	Patient-Care Center	Distribution	Other	Total
Three Months Ended March 31, 2006
Net sales
Customers	$127,260	$13,185	$--	$140,445
Intersegments	--	24,223	(24,223)	--
Depreciation and amortization	3,198	76	414	3,688
Income (loss) from operations	13,991	4,667	(7,743)	10,915
Interest (income) expense	(1,575)	1,727	9,348	9,500
Income before taxes and extraordinary items	15,566	2,940	(17,091)	1,415

Total assets	587,166	79,941	37,311	704,418
Capital expenditures	2,186	32	399	2,617

Three Months Ended March 31, 2005
Net sales
Customers	$122,836	$10,164	$--	$133,000
Intersegments	--	16,621	(16,621)	--
Depreciation and amortization	3,038	75	396	3,509
Income (loss) from operations	14,219	3,266	(6,377)	11,108
Interest (income) expense	(1,558)	1,732	8,669	8,843
Income before taxes and extraordinary items	15,778	1,534	(15,047)	2,265

Total assets	568,063	70,962	62,562	701,587
Capital expenditures	1,382	23	148	1,553

NOTE M – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following are summarized Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005, Condensed Statements of Operations for the three month periods ended March 31, 2006 and 2005 and Condensed Cash Flows for the three month periods ended March 31, 2006 and 2005 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - March 31, 2006	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$1,995	$4,177	$--	$6,172
Accounts receivable	--	95,552	--	95,552
Inventories	--	78,372	--	78,372
Prepaid expenses, other assets and income taxes receivable	7,680	7,875	--	15,555
Intercompany receivable	414,242	--	(414,242)	--
Deferred income taxes	7,484	--	--	7,484

Total current assets	431,401	185,976	(414,242)	203,135

Property, plant and equipment, net	5,248	37,387	--	42,635
Intangible assets, net	--	449,536	--	449,536
Investment in subsidiaries	224,668	--	(224,668)	--
Other assets	7,907	1,205	--	9,112

Total assets	$669,224	$674,104	$(638,910)	$704,418

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,990	$--	$4,490
Accounts payable	2,560	16,249	--	18,809
Accrued expenses	7,359	3,274	--	10,633
Accrued interest payable	3,422	77	--	3,499
Accrued compensation related costs	1,698	11,126	--	12,824
Income taxes payable	2,952	(2,952)	--	--

Total current liabilities	19,491	30,764	--	50,255

Long-term debt, less current portion	380,790	6,003	--	386,793
Deferred income taxes	36,611	(4,862)	--	31,749
Intercompany payable	--	414,242	(414,242)	--
Other liabilities	3,823	3,289	--	7,112

Total liabilities	440,715	449,436	(414,242)	475,909

Redeemable preferred stock	63,507	--	--	63,507

Common stock	223	35	(35)	223
Additional paid-in capital	154,226	7,460	(7,460)	154,226
Retained earnings	11,209	217,713	(217,713)	11,209
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	165,002	224,668	(224,668)	165,002

Total liabilities, redeemable preferred stock
and shareholders' equity	$669,224	$674,104	$(638,910)	$704,418

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,120	$4,801	$--	$7,921
Accounts receivable	--	103,200	--	103,200
Inventories	--	76,725	--	76,725
Prepaid expenses, other assets and income taxes receivable	1,520	5,034	--	6,554
Intercompany receivable	425,211	--	(425,211)	--
Deferred income taxes	7,087	--	--	7,087

Total current assets	436,938	189,760	(425,211)	201,487

Property, plant and equipment, net	5,263	38,234	--	43,497
Intangible assets, net	--	449,744	--	449,744
Investment in subsidiaries	206,163	--	(206,163)	--
Other assets	8,400	1,339	--	9,739

Total assets	$656,764	$679,077	$(631,374)	$704,467

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$1,500	$2,966	$--	$4,466
Accounts payable	2,534	17,986	--	20,520
Accrued expenses	7,096	3,859	--	10,955
Accrued interest payable	8,257	63	--	8,320
Accrued compensation related costs	1,485	20,190	--	21,675

Total current liabilities	20,872	45,064	--	65,936

Long-term debt, less current portion	367,292	6,673	--	373,965
Deferred income taxes	35,713	(4,862)	--	30,851
Income taxes payable	2,418	(2,418)	--	--
Intercompany payable	--	425,211	(425,211)	--
Other liabilities	3,285	3,246	--	6,531

Total liabilities	429,580	472,914	(425,211)	477,283

Redeemable preferred stock	61,942	--	--	61,942

Common stock	222	35	(35)	222
Additional paid-in capital	156,346	7,460	(7,460)	156,346
Unearned compensation	(2,615)	--	--	(2,615)
Retained earnings	11,945	199,208	(199,208)	11,945
Treasury stock	(656)	(540)	540	(656)

Total shareholders' equity	165,242	206,163	(206,163)	165,242

Total liabilities, redeemable preferred stock
and shareholders' equity	$656,764	$679,077	$(631,374)	$704,467

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended March 31, 2006 (In Thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$140,445	$--	$140,445
Cost of goods sold (exclusive of depreciation and amortization)	--	70,215	--	70,215
Selling, general and administrative	7,328	48,299	--	55,627
Depreciation and amortization	414	3,274	--	3,688

(Loss) income from operations	(7,742)	18,657	--	10,915
Interest expense, net	9,348	152	--	9,500
Equity in earnings of subsidiaries	18,505	--	(18,505)	--

Income before taxes	1,415	18,505	(18,505)	1,415

Provision for income taxes	586	--	--	586

Net income	$829	$18,505	$(18,505)	$829

STATEMENT OF OPERATIONS Three Months Ended March 31, 2005 (In Thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$133,000	$--	$133,000
Cost of goods sold (exclusive of depreciation and amortization)	--	67,446	--	67,446
Selling, general and administrative	5,981	44,956	--	50,937
Depreciation and amortization	396	3,113	--	3,509

(Loss) income from operations	(6,377)	17,485	--	11,108
Interest expense, net	8,669	174	--	8,843
Equity in earnings of subsidiaries	17,311	--	(17,311)	--

Income before taxes	2,265	17,311	(17,311)	2,265

Provision for income taxes	930	--	--	930

Net income	$1,335	$17,311	$(17,311)	$1,335

NOTE M – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,108)	$2,337	$--	$(12,771)

Cash flows from investing activities:
Purchase of property, plant and equipment	(399)	(2,218)	--	(2,617)
Acquisitions and earnouts	--	(154)	--	(154)
Proceeds from sale of property, plant and equipment	--	57	--	57

Net cash used in investing activities	(399)	(2,315)	--	(2,714)

Cash flows from financing activities:
Borrowings under revolving credit agreement	19,000	--	--	19,000
Repayments under revolving credit agreement	(5,000)	--	--	(5,000)
Repayments under term loan	(375)	--	--	(375)
Scheduled repayment of long-term debt	--	(646)	--	(646)
Increase in financing costs	(95)	--	--	(95)
Proceeds from issuance of Common Stock	141	--	--	141
Change in book overdraft	711	--	--	711

Net cash provided by (used in) financing activities	14,382	(646)	--	13,736

Net decrease in cash and cash equivalents	(1,125)	(624)	--	(1,749)
Cash and cash equivalents, at beginning of period	3,120	4,801	--	7,921

Cash and cash equivalents, at end of period	$1,995	$4,177	$--	$6,172

STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(23,984)	$4,125	$--	$(19,859)

Cash flows from investing activities:
Purchase of property, plant and equipment	(148)	(1,405)	--	(1,553)
Acquisitions and earnouts	--	(983)	--	(983)

Net cash provided by (used in) investing activities	(148)	(2,388)	--	(2,536)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,000	--	--	29,000
Repayments under revolving credit agreement	(9,000)	--	--	(9,000)
Repayments under term loan	(375)	--	--	(375)
Scheduled repayment of long-term debt	--	(636)	--	(636)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	118	--	--	118
Change in book overdraft	1,162	2,036	--	3,198

Net cash used in financing activities	20,902	1,400	--	22,302

Net (decrease) increase in cash and cash equivalents	(3,230)	3,137	--	(93)
Cash and cash equivalents, at beginning of period	3,466	4,885	--	8,351

Cash and cash equivalents, at end of period	$236	$8,022	$--	$8,258

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included in this report.

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our wholly-owned subsidiary Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia, LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

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

At March 31, 2006, we operated 621 O&P patient-care centers (“patient-care centers”) in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). Patients are referred to our local patient-care centers directly by physicians as a result of our reputation with them or through our agreements with managed care providers. Practitioners, technicians and office administrators staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

Distribution

Our distribution segment, SPS, is the largest distributor in the O&P market with a dedicated sales force and current product catalogue. SPS purchases and distributes O&P products to our patient-care centers as well as independent O&P providers. SPS maintains three distribution sites throughout the U.S. to facilitate prompt shipping.

Products

In 2004, the Company formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Working with the inventors, IN, Inc. advances the design and manufacturing, as well as the regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. While IN, Inc. has not yet generated sales, its first product, the WalkAide System, has received FDA approval and will be released for sale during the second quarter of 2006.

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

Business Strategy

Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	continuing periodic patient evaluations to gauge patients’ device and service satisfaction;

-	improving the utilization and efficiency of administrative and corporate support services;

-	enhancing margins through continued consolidation of vendors and product offering; and

-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	increase our market share and net sales by:

-	continued marketing of Linkia products to regional and national providers;

-	contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology; and

-	expansion of the breadth of products being offered out of our patient-care centers;

•	develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare;

•	continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line. The first new product, the WalkAide System, will be available for sale during the second quarter of 2006;

•	provide our practitioners with the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

•	selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	provide our practitioners with:

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Critical Accounting Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, adjustments, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our significant accounting policies are stated in Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor at March 31, 2006:

(In thousands)
Commercial, private pay and other	$59,023
Medicaid	13,468
Medicare	18,546
VA	1,318

$92,355

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

•	Inventories: Inventories, which consist principally of raw materials, work-in-process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the current reporting periods. Estimated cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Property, Plant and Equipment: We record property, plant and equipment at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Assets under capital leases	Shorter of asset life or term of lease
Leasehold improvements	Shorter of asset life or term of lease

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

Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible assets.

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income tax assets or liabilities are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation. Stock-based compensation is accounted for using the grant-date fair value method. Compensation expense is recognized ratably over the service period.

•	Supplemental Executive Retirement Plan. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2006:

Discount Rate	5.5%
Average rate of increase in compensation	3.0%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and generally requires that such transactions be accounted for using prescribed fair-value-based methods.

Prior to January 1, 2006, we accounted for stock-based awards under the measurement and recognition provisions of APB 25. Under APB 25, stock options granted at the fair market value of the underlying stock required no recognition of compensation cost. However, we disclosed the pro-forma effect on net income of recognizing compensation cost, as required by SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Given our recent trend of compensating certain of our employees with restricted shares of common stock instead of options, and in anticipation of the implementation of SFAS 123R, during the second quarter 2005 we accelerated the vesting of 1.2 million non-director stock options which had a grant price in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January, 3, 2009. The compensation expense related to this acceleration was $3.3 million which was reflected, net of tax, in our 2005 pro-forma net income calculation.

We adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the three month period ended March 31, 2006, we recognized $0.3 million in compensation expense, of which less than $0.1 million related to compensation expense of options.

The adoption of SFAS 123R reduced income from operations, income before income tax expense, and net income for the three months ended March 31, 2006 by less than $0.1 million. Additionally, effective January 1, 2006, we eliminated the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. Total unrecognized compensation cost related to restricted shares of common stock was approximately $2.9 million as of March 31, 2006 and the weighted-average period over which it is expected to be recognized is approximately 2.1 years.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The provisions of SFAS 155 allow for the fair value remeasurement of hybrid financial instruments that contain embedded derivatives that otherwise would require bifurcation and eliminates the interim guidance that provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Additionally, SFAS 155 eliminates SFAS 140’s restriction on qualifying special-purpose entities of holding derivative financial instruments that pertain to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We believe the adoption of SFAS 155 will not have an impact on our financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We believe the adoption of SFAS 156 will not have an impact on our financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations and their percentage of our net sales:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	50.0	50.7
Selling, general and administrative	39.6	38.3
Depreciation and amortization	2.6	2.6

Income from operations	7.8	8.4
Interest expense, net	6.8	6.7

Income before taxes	1.0	1.7
Provision for income taxes	0.4	0.7

Net income	0.6	1.0

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Sales. Net sales for the three months ended March 31, 2006 were $140.4 million, an increase of $7.4 million, or 5.6%, versus net sales of $133.0 million for the three months ended March 31, 2005. The sales increase was the result of a $4.8 million, or 3.9%, same-center sales growth and a $3.2 million, or 30.7%, increase in external sales of our distribution segment, offset by a $0.4 million decline as a result of practices that closed, including those in New Orleans.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2006 was $70.2 million, an increase of $2.8 million, or 4.2%, over $67.4 million for the same period in the prior year. The increase was the result of the increased sales volume at our patient-care centers and our distribution segment. Cost of goods sold as a percentage of net sales decreased to 50.0% in 2006 from 50.7% in 2005 as a result of labor and purchasing efficiencies.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $4.7 million to $55.6 million, or 39.6% of net sales from $50.9 million, or 38.3% of net sales, for the three months ended March 31, 2005. The increase was principally due to the following: (i) $0.9 million invested in Linkia and IN, Inc. growth strategies; (ii) $0.8 million increase in labor, related to one extra business day in the first quarter of 2006 compared to 2005; (iii) $0.8 million related to nonrecurring expenses associated with a combination of personnel changes and Sarbanes-Oxley Act consulting; and (iv) $0.7 million increase in variable compensation due to the strong collections during the quarter. The balance of the increase resulted from inflationary increases in fixed costs such as labor and rent which were offset by cost savings principally in advertising and bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2006 was $3.7 million versus $3.5 million for the three months ended March 31, 2005. This increase was primarily due to the depreciation of computer related assets and amortization of leasehold improvements.

Income from Operations. As a result of the above, income from operations for the three months ended March 31, 2006 was $10.9 million compared to $11.1 million for the three months ended March 31, 2005. Income from operations, as a percentage of net sales, decreased to 7.8% for the three months ended March 31, 2006 versus 8.4% for the prior year’s comparable period.

Interest Expense, Net. Interest expense in the three months ended March 31, 2006 increased to $9.5 million compared to $8.8 million in the three months ended March 31, 2005 due to higher variable interest rates in the first quarter of 2006.

Income Taxes. Income tax provision of $0.6 million was recognized for the three months ended March 31, 2006 compared to $0.9 million for the same period of the prior year. The change in the income tax provision was primarily the result of lower income from operations. The effective tax rate for the three months ended March 31, 2006 was 41.4% compared to 41.1% for the three months ended March 31, 2005. The effective tax rate for the three month periods ended March 31, 2006 and 2005 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $0.8 million for the three months ended March 31, 2006, compared to net income of $1.3 million for the same period in the prior year.

Restructuring and Integration Costs

The following summarizes the components of the restructuring reserve and the remaining balances:

	Lease Termination and other Exit Costs	Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2005	$220	$220
Spending	(64)	(64)

Balance at March 31, 2006	156	156

2004 Restructuring Reserve
Balance at December 31, 2005	161	161
Spending	(31)	(31)

Balance at March 31, 2006	130	130

2001 and 2004 Restructuring Reserves	$286	$286

2001 Restructuring Reserve

During 2001, as a result of the initiatives associated with our performance improvement plan developed in conjunction with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.), we recorded approximately $4.5 million in restructuring and asset impairment costs. The plan called for the closure of certain facilities and the termination of approximately 135 employees.

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of March 31, 2006, the remaining reserve of $0.2 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, we adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. During 2005, we reversed the remaining balance of restructuring accrual related to severance payments as a result of the associated employees continuing their employment with the Company. Approximately $0.1 million of lease payments are expected to be paid through April 2008.

Financial Condition, Liquidity, and Capital Resources

Our working capital at March 31, 2006 was $152.9 million compared to $135.6 million at December 31, 2005. Working capital increased principally as a result of the payment of year-end incentive compensation and interest on the Senior Notes and the Revolving Credit Facility which is payable semi-annually and quarterly, respectively. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the three months ended March 31, 2006, decreased to 59 days, compared to 65 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing. Our ratio of current assets to current liabilities was 4.0 to 1 at March 31, 2006 compared to 3.1 to 1 at December 31, 2005. At March 31, 2006 the company’s availability under its Revolving Credit Facility was $40.3 million, net of $2.2 million of standby letters of credit.

Net cash used in operating activities for the three months ended March 31, 2006 was $12.8 million, compared to $19.9 million for the three months ended March 31, 2005. During the Company’s first quarter of 2006, operating cash flows were impacted by the payout of incentive compensation and scheduled interest payments. The use of cash was funded by draws on the Company’s Revolving Credit Facility.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2006, versus $2.5 million for the same period in the prior year. Cash used in investing activities was principally related to the purchase of computer related assets and leasehold improvements.

Net cash provided by financing activities was $13.7 million for the three months ended March 31, 2006, compared to $22.3 million for the three months ended March 31, 2005. The decrease in cash provided by financing activities was primarily due to decreased borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were used primarily to fund the payout of incentive compensation and the purchases of fixed assets.

The Revolving Credit Facility and the Term Loan require compliance with various covenants, including a minimum consolidated interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge ratio, as well as other covenants. We assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance. At March 31, 2006, we are in compliance with these covenants.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $8.0 million in acquisitions in fiscal 2006 by the terms of the Revolving Credit Facility.

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
(In thousands)
Long-term debt	$3,445	$4,584	$3,844	$377,539	$211	$182	$389,805
Interest payments on long-term debt	33,833	37,306	36,987	21,954	20	8	130,108
Operating leases	24,224	21,746	17,148	12,003	5,712	4,268	85,101
Capital leases	122	154	74	23	--	--	373
Other long-term obligations (1)	857	416	232	276	12,746	720	15,247

Total contractual cash obligations	$62,481	$64,206	$58,285	$411,795	$18,689	$5,178	$620,634

(1)     Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At March 31, 2006, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our Senior Notes, Senior Subordinated Notes, Term Loan, Subordinated Seller Notes, and Redeemable Convertible Preferred Stock. As of March 31, 2006, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with an outstanding balance of $19.0 million at March 31, 2006, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At March 31, 2006, we had one contract outstanding which fixed LIBOR at 8.8% and is set to expire on May 9, 2006.

Presented below is an analysis of our financial instruments as of March 31, 2006 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Changes	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$10,573	$11,304	$12,035	$12,767	$13,498	$14,229	$14,960
Revolving Credit Facility	1,541	1,636	1,731	1,826	1,921	2,016	2,111

	$12,114	$12,940	$13,766	$14,593	$15,419	$16,245	$17,071

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. Legal Proceedings

For a description of certain legal proceedings, refer to the disclosure set forth in Note I (“Commitments and Contingent Liabilities”) in Part I, Item 1 (“Condensed Consolidated Financial Statements”).

The Company is also party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Company’s financial statements.

ITEM 1A. Risk Factors

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

We incurred net losses for the years ended December 31, 2004 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the three months ended March 31, 2006 and the year ended December 31, 2005, we generated net income of $0.8 million and $17.8 million, respectively. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.5% and 44.8% of our net sales for the three months ended March 31, 2006 and 2005, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels beginning January 1, 2004 on all O&P services. The effect of this legislation has been a downward pressure on our income from operations. We have, however, initiated certain purchasing and efficiency programs which we believe will minimize such effects.

On April 24, 2006, the Centers for Medicare & Medicaid Services announced a proposed rule that would call for a competitive bidding program for certain covered prosthetic and orthotic equipment as required by the Medicare Modernization Act of 2003. We cannot now identify the impact of such proposed rule on us.

If we cannot collect our accounts receivable and effectively manage our inventory, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

As of March 31, 2006 and December 31, 2005, our accounts receivable over 120 days represented approximately 21.5% and 20.4% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. We did not record a book-to-physical inventory adjustment as a result of our October 1, 2005 inventory count. Because our income from operations percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

ITEM 6. Exhibits

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit No.	Document

10.1	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Company.

10.2	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Company.

10.3	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Company.

10.4	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Company.

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 1, 2006	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2006	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 1, 2006	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Document

10.1	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Company.

10.2	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Company.

10.3	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Company.

10.4	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Company.

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002