Form 10-Q
period 2006-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2006-08-04
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number       1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:       (301) 986-0701

Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

        Large accelerated filer |_|        Accelerated filer |X|        Non-accelerated filer |_|

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

        As of August 2, 2006, 22,031,927 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - June 30, 2006 and
December 31, 2005		1
Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months ended June 30, 2006 and 2005		3
Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months ended June 30, 2006 and 2005		4
Notes to Condensed Consolidated Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations		28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 6.	Exhibits	49
SIGNATURES		52
Exhibit Index		53
Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,691	$7,921
Accounts receivable, less allowance for doubtful accounts
of $3,956 and $4,582 in 2006 and 2005, respectively	97,570	103,200
Inventories	78,418	76,725
Prepaid expenses, other assets and income taxes receivable	17,518	6,554
Deferred income taxes	8,656	7,087

Total current assets	214,853	201,487

PROPERTY, PLANT AND EQUIPMENT
Land	1,081	1,094
Buildings	5,631	5,833
Furniture and fixtures	12,054	11,874
Machinery and equipment	25,053	23,867
Leasehold improvements	31,479	29,431
Computer and software	45,999	44,364

Total property, plant and equipment, gross	121,297	116,463
Less accumulated depreciation and amortization	79,719	72,966

Total property, plant and equipment, net	41,578	43,497

INTANGIBLE ASSETS
Excess cost over net assets acquired	445,999	445,979
Patents and other intangible assets, $9,999 in each of 2006 and 2005, less
accumulated amortization of $6,651 and $6,234 in 2006 and 2005, respectively	3,348	3,765

Total intangible assets, net	449,347	449,744

OTHER ASSETS
Debt issuance costs, net	11,657	8,142
Other assets	1,481	1,597

Total other assets	13,138	9,739

TOTAL ASSETS	$718,916	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$14,524	$4,466
Accounts payable	18,408	20,520
Accrued expenses	10,739	10,955
Accrued interest payable	2,309	8,320
Accrued compensation related costs	18,501	21,675

Total current liabilities	64,481	65,936

LONG-TERM LIABILITIES
Long-term debt, less current portion	408,203	373,965
Deferred income taxes	32,162	30,851
Other liabilities	7,717	6,531

Total liabilities	512,563	477,283

COMMITMENTS AND CONTINGENCIES (Refer to Note I)
PREFERRED STOCK
7% Redeemable Preferred stock, liquidation preference of $1,000 per
share, 10,000,000 shares authorized, 37,881 shares issued and	--	61,942
outstanding in 2005
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding in 2006	49,426	--

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,301,869 shares and 22,227,607 shares issued and outstanding in
2006 and 2005, respectively	223	222
Additional paid-in capital	154,772	156,346
Unearned compensation	--	(2,615)
Retained earnings	2,588	11,945

	157,583	165,898
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	156,927	165,242

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
SHAREHOLDERS’ EQUITY	$718,916	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$152,855	$149,654	$293,300	$282,654
Cost of goods sold (exclusive of depreciation and amortization)	75,346	71,738	145,561	139,184
Selling, general and administrative	57,751	58,499	113,378	109,435
Depreciation and amortization	3,759	3,438	7,447	6,947

Income from operations	15,999	15,979	26,914	27,088
Interest expense	9,914	9,400	19,414	18,244
Extinguishment of debt	16,415	--	16,415	--

(Loss) income before taxes	(10,330)	6,579	(8,915)	8,844
(Benefit) provision for income taxes	(4,606)	2,763	(4,020)	3,693

Net (loss) income	(5,724)	3,816	(4,895)	5,151
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	1,186	1,455	2,751	2,874
Preferred stock dividend-Series A Convertible Preferred Stock	167	--	167	--
Accretion of beneficial conversion feature	2,224	--	2,224	--

Net (loss) income applicable to common stock	$(9,301)	$2,361	$(10,037)	$2,277

Basic Per Common Share Data
Net (loss) income applicable to common stock	$(0.42)	$0.11	$(0.46)	$0.11

Shares used to compute basic per common share amounts	21,946,319	21,661,157	21,891,694	21,644,918

Diluted Per Common Share Data
Net (loss) income applicable to common stock	$(0.42)	$0.11	$(0.46)	$0.10

Shares used to compute diluted per common share amounts	21,946,319	22,113,004	21,891,694	22,151,390

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(4,895)	$5,151
Adjustments to reconcile net income to net cash provided by operating activities:
Extinguishment of debt	16,415	--
Premiums paid on early extinguishment of debt	(11,393)	--
Gain on disposal of assets	10	--
Provision for bad debt	9,208	10,916
Provision for deferred income taxes	(234)	1,623
Depreciation and amortization	7,447	6,947
Amortization of debt issuance costs	1,122	1,288
Compensation expense on stock options and restricted stock	765	542
Amortization of terminated interest rate swaps	(205)	(253)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(3,578)	(6,310)
Inventories	(1,604)	(3,835)
Prepaid expenses, other assets, and income taxes receivable	(10,982)	(2,738)
Other assets	68	46
Accounts payable	(1,002)	(270)
Accrued expenses, accrued interest payable, and income taxes payable	(6,228)	(1,162)
Accrued compensation related costs	(3,174)	(9,071)
Other liabilities	1,186	977

Net cash provided by (used in) operating activities	(7,074)	3,851

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(5,177)	(3,957)
Acquisitions and earnouts (net of cash acquired)	(506)	(2,215)
Proceeds from sale of property, plant and equipment	57	--

Net cash used in investing activities	(5,626)	(6,172)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,000	29,000
Repayments under revolving credit agreement	(26,000)	(31,000)
Repayment of term loan	(146,625)	--
Repayment of senior notes	(190,921)	--
Repayment of senior subordinated debt	(15,485)	--
Repurchase of 7% Redeemable Preferred Stock	(64,693)	--
Proceeds from new term loan facility	230,000	--
Proceeds from senior note issuance	175,000	--
Proceeds from issuance of Series A Convertible Preferred Stock	50,000	--
Scheduled repayment of long-term debt	(1,129)	(1,961)
Increase in financing costs	(13,263)	(3)
Proceeds from issuance of Common Stock	253	189
Change in book overdraft	(667)	6,684

Net cash provided by financing activities	17,470	2,909

Increase in cash and cash equivalents	4,770	588
Cash and cash equivalents, at beginning of period	7,921	8,351

Cash and cash equivalents, at end of period	$12,691	$8,939

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Stock-Based Compensation

General

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At June 30, 2006, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

General (continued)

years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

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

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the three month period ended June 30, 2006, the Company recognized $0.4 million in compensation expense, of which less than $0.1 million related to options. The Company recognized $0.7 million in compensation expense during the six month period ended June 30, 2006, of which $0.1 million related to options. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. At June 30, 2006, the Company continues to evaluate the available methods for computing the windfall tax pool as required under SFAS 123R.

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

General (continued)

The following table illustrates the effect on net income (loss) applicable to common stock and income (loss) per share if the Company had applied fair value recognition to stock-based employee compensation for all awards in the prior year periods:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$2,361	$2,277
Add: stock-based employee compensation expense related to
restricted shares of common stock, net of related tax effects,
included in net income as reported	165	317
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(2,269)	(2,829)

Pro forma net income (loss) applicable to common stock	$257	$(235)

Income (loss) per share:
Basic - as reported	$0.11	$0.11
Basic - pro forma	0.01	(0.01)
Diluted - as reported	0.11	0.10
Diluted - pro forma	0.01	(0.01)

The adoption of SFAS 123R reduced income from operations, income before income tax expense, and net income for the three months ended March 31, 2006 by less than $0.1 million. Additionally, upon adoption the Company eliminated the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options

A summary of the stock option activity for the six month period ended June 30, 2006 is as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2005	2,576,050	$10.24	198,411	$9.83	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(22,882)	8.19	--	--	--	--
Exercised	(74,262)	2.72	(10,000)	5.88	--	--

Outstanding at June 30, 2006	2,478,906	$10.49	188,411	$10.04	406,000	$5.95

Aggregate intrinsic value at June 30, 2006	$26,004		$1,892		$2,415
Weighted average remaining contractual term (years)	3.4		5.7		3.8

The intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $0.1 million and $0.3 million, respectively. Options exercisable under the Company’s share-based compensation plans at June 30, 2006 were 3.0 million shares with a weighted average exercise price of $13.32, an average remaining contractual term of 3.5 years, and an aggregate intrinsic value of $30.0 million. Cash received by the Company related to the exercise of options during the three and six month periods ended June 30, 2006 amounted to $0.1 million and $0.2 million, respectively. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

In the prior year periods, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected term (years)	1.0	3.5
Volatility factor	83%	83%
Risk free interest rate	3.9%	3.9%
Dividend yield	0.0%	0.0%
Fair value	$1.71	$4.26

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

The expected term of options is an average of the contractual terms and historical data. The expected stock price volatility is based on historical data of the Company’s common stock performance. The risk-free interest rate is based on an average of the U.S. 5-year Treasury bill rate. The Company did not grant any options during the three and six month periods ended June 30, 2006.

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common for the six month period ended June 30, 2006 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	388,000	$8.28	28,571	$5.18
Granted	742,250	7.96	87,762	7.54
Vested	(71,125)	6.72	(22,682)	5.09
Forfeited	(5,000)	--	--	--

Nonvested at June 30, 2006	1,054,125	$8.16	93,651	$7.41

During the three month period ended June 30, 2006, 26,182 restricted shares of common stock with an intrinsic value of $0.1 million became fully vested. During the six month period ended June 30, 2006, 93,807 restricted shares of common stock with an intrinsic value of $0.6 million became fully vested. As of June 30, 2006, total unrecognized compensation cost related to restricted shares of common stock was approximately $9.8 million and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note M.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Standards

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The provisions of SFAS 155 allow for the fair value remeasurement of hybrid financial instruments that contain embedded derivatives that otherwise would require bifurcation and eliminates the interim guidance that provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Additionally, SFAS 155 eliminates SFAS 140’s restriction on qualifying special-purpose entities of holding derivative financial instruments that pertain to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company believes the adoption of SFAS 155 will not have an impact on its financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets (“SFAS 156”), amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. The Company believes the adoption of SFAS 156 will not have an impact on its financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company to recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended June 30,
(In thousands)	2006	2005
Cash paid during the period for:
Interest	$24,618	$17,210
Income taxes	4,254	2,184
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$2,918	$2,874
Accretion of beneficial conversion feature	2,224	--
Issuance of notes in connection with acquisitions	--	485
(Cancellation) issuance of restricted shares of common stock	(32)	1,828

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The activity related to goodwill for the six month period ended June 30, 2006 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2005	$417,596	$28,383	$445,979
Additions due to acquisitions	--	--	--
Additions due to earn-outs	20	--	20

Balance at June 30, 2006	$417,616	$28,383	$445,999

NOTE E – ACQUISITIONS

The Company did not make any acquisitions during the three and six month periods ended June 30, 2006. During the three and six month periods ended June 30, 2005, the Company acquired three and four orthotics and prosthetics companies, respectively, that operated a total of two and five patient-care centers, respectively. The Company paid $0.4 million and $2.1 million for acquisitions realized during the three and six month periods ended June 30, 2005, respectively.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.5 million and $0.8 million during the six month periods ended June 30, 2006 and 2005, respectively. The Company accounts for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $1.2 million related to earnout provisions in future periods.

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30, 2006	December 31, 2005
(In thousands)
Raw materials	$36,412	$31,796
Work-in-process	25,983	26,409
Finished goods	16,023	18,520

	$78,418	$76,725

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
(In thousands)
Revolving Credit Facility	$--	$5,000
Term Loan	230,000	146,625
10 3/8% Senior Notes due 2009 (1)	9,140	201,605
11 1/4% Senior Subordinated Notes due 2009	77	15,562
10 1/4% Senior Notes due 2014	175,000	--
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 6.0% to 10.8%, maturing
through December 2011	8,510	9,639

	422,727	378,431
Less current portion	(14,524)	(4,466)

	$408,203	$373,965

(1) At June 30, 2006 and December 31, 2005, the outstanding amount includes $0.1 million and $1.6 million, respectively, of interest rate swap termination income to be recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at June 30, 2006. The proceeds from these instruments were used to retire (i) $190.9 million of the 10 3/8% Senior Notes; (ii) $15.5 million of the 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. At

NOTE G – LONG TERM DEBT (CONTINUED)

Refinancing (continued)

June 30, 2006, $9.1 million of 10 3/8% Senior Notes and $0.1 million of 11 ¼% Senior Subordinated Notes remained outstanding. Such outstanding notes were redeemed in July 2006. In conjunction with the refinancing, the Company incurred a $16.4 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.4 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.0 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011. The Revolving Credit Facility bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. Beginning September 30, 2006, the Company is subject to certain covenants including but not limited to (i) minimum consolidated interest coverage ratio; (ii) maximum total leverage ratio; and (iii) maximum annual capital expenditures. As of June 30, 2006, the Company has not made draws on the Revolving Credit Facility.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006.

On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its

NOTE G – LONG TERM DEBT (CONTINUED)

10 ¼% Senior Notes (continued)

subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering.

Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on May 26 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

NOTE H –RESTRUCTURING

The activity related to the restructuring reserve during the six month period ended June 30, 2006 is as follows:

Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2005	$220
Spending	(64)

Balance at June 30, 2006	156
2004 Restructuring Reserve
Balance at December 31, 2005	161
Spending	(50)

Balance at June 30, 2006	111

2001 and 2004 Restructuring Reserves	$267

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. At June 30, 2006, the remaining reserve of $0.2 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

NOTE H –RESTRUCTURING (CONTINUED)

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. At June 30, 2006, the remaining reserve of $0.1 million is adequate to provide for the lease costs which are expected to be paid through April 2008.

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged the law firm of McDermott, Will & Emery LLP to serve as independent counsel to the Audit Committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a material adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.3 million and $0.7 million in net sales during the six month period ended June 30, 2006 and the year ended 2005, respectively, or less than 0.5% of the Company’s net sales, for each period.

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. The Company has not yet filed its response to the Second Amended Complaint. On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland.

The Company believes that the class action allegations of fraudulent conduct by the Company’s executive directors and officers are without merit and it intends to vigorously defend the suits. The claims have been reported to the Company’s insurance carrier.

On March 17, 2005, a derivative action was filed against the Company and its directors in the Circuit Court for Montgomery County, Maryland. The lawsuit which was encaptioned James Elgas v. Ivan Sabel, et al, Civil No. 259940-V, largely repeated the billing allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Elgas complaint alleged that Hanger’s directors breached their fiduciary duties to the Company. The plaintiff sought monetary damages

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

and unspecified equitable relief, on behalf of the Company, against the Company’s directors. The Company and the individual defendants filed motions to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement under Delaware law. At a hearing on August 12, 2005, the Circuit Court granted the defendants’ motion to dismiss for failure to comply with the demand requirement, granting the plaintiff leave to amend within 90 days. The plaintiff filed an amended complaint, and the defendants again moved to dismiss the suit for failure to state a claim and for failure to comply with the demand requirement. Subsequently, the plaintiff sold his shares of the Company’s common stock and this action has been dismissed with prejudice.

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

NOTE J –REDEEMABLE PREFERRED STOCK

In May 2006, in connection with its debt refinancing, the Company redeemed 37,881 shares of its 7% Redeemable Preferred Stock for $64.7 million and issued 50,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share. The Company incurred $0.3 million of fees in connection with the redemption of the 7% Redeemable Preferred Stock and $2.3 million of costs to issue the Series A Preferred shares. The Series A Preferred provides for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. The Company may elect to defer the payment of dividends. The Series A Preferred may be converted into common shares at $7.56 per share at the option of the holders after a required holding period of 61 days or at the option of the Company upon satisfaction of certain conditions. In addition, the initial holders of the Series A Preferred are entitled to have representation on the board of directors of the Company and are entitled to vote on all matters on which the holders of the Company’s common stock are entitled to vote.

The Company has separately accounted for the beneficial conversion feature granted to the holders of the Series A Preferred. The value of the beneficial conversion feature is $3.8 million and is comprised of $1.8 million related to the cost paid by the Company on behalf of the holders and $2.0 million related to the difference between the stated conversion price of the preferred shares and the fair market value of the common stock at the commitment date. The beneficial conversion feature has been included in the value of the Series A Preferred; and is being amortized as a reduction of income available to common shareholders over the 61 day holding period.

NOTE K – NET (LOSS) INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options, restricted shares, and redeemable preferred stock and are calculated using the treasury stock method.

NOTE K – NET (LOSS) INCOME PER COMMON SHARE (CONTINUED)

Net (loss) income per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Net (loss) income	$(5,724)	$3,816	$(4,895)	$5,151
Less preferred stock dividends declared and accretion-7% Redeemable Preferred Stock (1)	1,186	1,455	2,751	2,874
Less preferred stock dividends declared-Series A Convertible Preferred Stock (1)	167	--	167	--
Accretion of beneficial conversion feature	2,224	--	2,224	--

Net (loss) income applicable to common stock	$(9,301)	$2,361	$(10,037)	$2,277

Shares of common stock outstanding used to compute basic per common share amounts	21,946,319	21,661,157	21,891,694	21,644,918
Effect of dilutive options	--	451,847	--	506,472

Shares used to compute dilutive per common share amounts (2)	21,946,319	22,113,004	21,891,694	22,151,390

Basic (loss) income per share applicable to common stock	$(0.42)	$0.11	$(0.46)	$0.11
Diluted (loss) income per share applicable to common stock	(0.42)	0.11	(0.46)	0.10

(1) For the three and six month periods ended June 30, 2006 and 2005, excludes the effect of the conversion of the 7% Redeemable Preferred Stock as it is considered anti-dilutive. For the three and six month periods ended June 30, 2006, excludes the effect of the Series A Convertible Preferred Stock as it is considered anti-dilutive.

(2) For the three months ended June 30, 2006 and 2005, options to purchase 1,684,065 and 2,396,801 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period. Options to purchase 1,684,065 and 2,330,801 shares of common stock are not included in the computation of diluted income per share for the six month periods ended June 30, 2006 and 2005, respectively, as these options are anti-dilutive.

NOTE L –SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The change in the Plan’s net benefit obligation is as follows:

(In thousands)
Benefit obligation at December 31, 2005	$3,624
Service cost	1,010
Interest cost	103
Amortization of (gain) loss	--

Benefit obligation at June 30, 2006	$4,737

NOTE L – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

At June 30, 2006, the Company has accrued approximately $4.7 million in benefit obligations related to the Plan.

NOTE M – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations.

The reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers, fabrication centers of O&P components, Innovative Neurotronics, Inc. (“IN, Inc.”) and Linkia, LLC (“Linkia”). The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a provider network management company.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices.

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies” in Note B to the condensed consolidated financial statements.

NOTE M – SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

	Patient-Care Centers	Distribution	Other	Total
(In thousands)
Three Months Ended June 30, 2006
Net sales
Customers	$138,416	$14,439	$--	$152,855
Intersegments	--	27,878	(27,878)	--
Depreciation and amortization	3,138	76	545	3,759
Income (loss) from operations	21,090	4,916	(10,007)	15,999
Interest (income) expense	(1,586)	1,727	9,773	9,914
Income (loss) before taxes	22,676	3,188	(36,194)	(10,330)
Three Months Ended June 30, 2005
Net sales
Customers	$138,635	$11,019	$--	$149,654
Intersegments	--	19,816	(19,816)	--
Depreciation and amortization	2,922	72	444	3,438
Income (loss) from operations	20,739	3,509	(8,269)	15,979
Interest (income) expense	(1,546)	1,733	9,213	9,400
Income (loss) before taxes	22,285	1,776	(17,482)	6,579
(In thousands)
Six Months Ended June 30, 2006
Net sales
Customers	$265,555	$27,745	$--	$293,300
Intersegments	--	51,981	(51,981)	--
Depreciation and amortization	6,241	152	1,054	7,447
Income (loss) from operations	36,878	9,582	(19,546)	26,914
Interest (income) expense	(3,160)	3,454	19,120	19,414
Income (loss) before taxes	40,039	6,128	(55,082)	(8,915)
Total assets	628,817	86,550	3,549	718,916
Capital expenditures	4,198	45	934	5,177
Six Months Ended June 30, 2005
Net sales
Customers	$261,472	$21,182	$--	$282,654
Intersegments	--	36,436	(36,436)	--
Depreciation and amortization	5,902	147	898	6,947
Income (loss) from operations	35,830	6,775	(15,517)	27,088
Interest (income) expense	(3,104)	3,465	17,883	18,244
Income (loss) before taxes	38,934	3,311	(33,401)	8,844
Total assets	614,704	75,815	14,983	705,502
Capital expenditures	3,504	41	412	3,957

NOTE N – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following are summarized Condensed Consolidating Balance Sheets as of June 30, 2006 and December 31, 2005, Condensed Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and Condensed Cash Flows for the six month periods ended June 30, 2006 and 2005 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is 100% owned. The parent company accounts for its investment in subsidiaries under the equity method of accounting.

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - June 30, 2006	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$7,892	$4,799	$--	$12,691
Accounts receivable	--	97,570	--	97,570
Inventories	--	78,418	--	78,418
Prepaid expenses, other assets and income taxes receivable	11,775	5,743	--	17,518
Intercompany receivable	383,077	--	(383,077)	--
Deferred income taxes	8,656	--	--	8,656

Total current assets	411,400	186,530	(383,077)	214,853
Property, plant and equipment, net	5,364	36,214	--	41,578
Intangible assets, net	--	449,347	--	449,347
Investment in subsidiaries	248,931	--	(248,931)	--
Other assets	11,913	1,225	--	13,138

Total assets	$677,608	$673,316	$(632,008)	$718,916

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$11,517	$3,007	$--	$14,524
Accounts payable	1,244	17,164	--	18,408
Accrued expenses	7,537	3,202	--	10,739
Accrued interest payable	2,200	109	--	2,309
Accrued compensation related costs	1,176	17,325	--	18,501
Income taxes payable	3,494	(3,494)	--	--

Total current liabilities	27,168	37,313	--	64,481
Long-term debt, less current portion	402,700	5,503	--	408,203
Deferred income taxes	37,024	(4,862)	--	32,162
Intercompany payable	--	383,077	(383,077)	--
Other liabilities	4,363	3,354	--	7,717

Total liabilities	471,255	424,385	(383,077)	512,563

Redeemable preferred stock	49,426	--	--	49,426

Common stock	223	35	(35)	223
Additional paid-in capital	154,772	7,460	(7,460)	154,772
Retained earnings	2,588	241,976	(241,976)	2,588
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	156,927	248,931	(248,931)	156,927

Total liabilities, redeemable preferred stock
and shareholders’ equity	$677,608	$673,316	$(632,008)	$718,916

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,120	$4,801	$--	$7,921
Accounts receivable	--	103,200	--	103,200
Inventories	--	76,725	--	76,725
Prepaid expenses, other assets and income taxes receivable	1,520	5,034	--	6,554
Intercompany receivable	425,211	--	(425,211)	--
Deferred income taxes	7,087	--	--	7,087

Total current assets	436,938	189,760	(425,211)	201,487
Property, plant and equipment, net	5,263	38,234	--	43,497
Intangible assets, net	--	449,744	--	449,744
Investment in subsidiaries	206,163	--	(206,163)	--
Other assets	8,400	1,339	--	9,739

Total assets	$656,764	$679,077	$(631,374)	$704,467

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$1,500	$2,966	$--	$4,466
Accounts payable	2,534	17,986	--	20,520
Accrued expenses	7,096	3,859	--	10,955
Accrued interest payable	8,257	63	--	8,320
Accrued compensation related costs	1,485	20,190	--	21,675

Total current liabilities	20,872	45,064	--	65,936
Long-term debt, less current portion	367,292	6,673	--	373,965
Deferred income taxes	35,713	(4,862)	--	30,851
Income taxes payable	2,418	(2,418)	--	--
Intercompany payable	--	425,211	(425,211)	--
Other liabilities	3,285	3,246	--	6,531

Total liabilities	429,580	472,914	(425,211)	477,283

Redeemable preferred stock	61,942	--	--	61,942

Common stock	222	35	(35)	222
Additional paid-in capital	156,346	7,460	(7,460)	156,346
Unearned compensation	(2,615)	--	--	(2,615)
Retained earnings	11,945	199,208	(199,208)	11,945
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	165,242	206,163	(206,163)	165,242

Total liabilities, redeemable preferred stock
and shareholders’ equity	$656,764	$679,077	$(631,374)	$704,467

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended June 30, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$152,855	$--	$152,855
Cost of goods sold (exclusive of depreciation and amortization)	--	75,346	--	75,346
Selling, general and administrative	7,986	49,765	--	57,751
Depreciation and amortization	419	3,340	--	3,759

(Loss) income from operations	(8,405)	24,404	--	15,999
Interest expense, net	9,773	141	--	9,914
Extinguishment of debt	16,415	--	--	16,415
Equity in earnings of subsidiaries	24,263	--	(24,263)	--

(Loss) income before taxes	(10,330)	24,263	(24,263)	(10,330)
Income taxes benefit	(4,606)	--	--	(4,606)

Net (loss) income	$(5,724)	$24,263	$(24,263)	$(5,724)

STATEMENT OF OPERATIONS Three Months Ended June 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$149,654	$--	$149,654
Cost of goods sold (exclusive of depreciation and amortization)	--	71,738	--	71,738
Selling, general and administrative	6,525	51,974	--	58,499
Depreciation and amortization	386	3,052	--	3,438

(Loss) income from operations	(6,911)	22,890	--	15,979
Interest expense, net	9,213	187	--	9,400
Equity in earnings of subsidiaries	22,703	--	(22,703)	--

Income before taxes	6,579	22,703	(22,703)	6,579
Provision for income taxes	2,763	--	--	2,763

Net income	$3,816	$22,703	$(22,703)	$3,816

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Six Months Ended June 30, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$293,300	$--	$293,300
Cost of goods sold (exclusive of depreciation and amortization)	--	145,561	--	145,561
Selling, general and administrative	15,314	98,064	--	113,378
Depreciation and amortization	833	6,614	--	7,447

(Loss) income from operations	(16,147)	43,061	--	26,914
Interest expense, net	19,120	294	--	19,414
Extinguishment of debt	16,415	--	--	16,415
Equity in earnings of subsidiaries	42,767	--	(42,767)	--

(Loss) income before taxes	(8,915)	42,767	(42,767)	(8,915)
Income taxes benefit	(4,020)	--	--	(4,020)

Net (loss) income	$(4,895)	$42,767	$(42,767)	$(4,895)

STATEMENT OF OPERATIONS Six Months Ended June 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$282,654	$--	$282,654
Cost of goods sold (exclusive of depreciation and amortization)	--	139,184	--	139,184
Selling, general and administrative	12,505	96,930	--	109,435
Depreciation and amortization	782	6,165	--	6,947

(Loss) income from operations	(13,287)	40,375	--	27,088
Interest expense, net	17,883	361	--	18,244
Equity in earnings of subsidiaries	40,014	--	(40,014)	--

Income before taxes	8,844	40,014	(40,014)	8,844
Provision for income taxes	3,693	--	--	3,693

Net income	$5,151	$40,014	$(40,014)	$5,151

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12,893)	$5,819	$--	$(7,074)

Cash flows from investing activities:
Purchase of property, plant and equipment	(934)	(4,243)	--	(5,177)
Acquisitions and earnouts	--	(506)	--	(506)
Proceeds from sale of property, plant and equipment	--	57	--	57

Net cash used in investing activities	(934)	(4,692)	--	(5,626)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,000	--	--	21,000
Repayments under revolving credit agreement	(26,000)	--	--	(26,000)
Repayment of term loan	(146,625)	--	--	(146,625)
Repayment of senior notes	(190,921)	--	--	(190,921)
Repayment of senior subordinated debt	(15,485)	--	--	(15,485)
Repurchase of 7% Redeemable Preferred Stock	(64,693)	--	--	(64,693)
Proceeds from new term loan facility	230,000	--	--	230,000
Proceeds from senior note issuance	175,000	--	--	175,000
Proceeds from issuance of Series A Convertible Preferred Stock	50,000	--	--	50,000
Scheduled repayment of long-term debt	--	(1,129)	--	(1,129)
Increase in financing costs	(13,263)	--	--	(13,263)
Proceeds from issuance of Common Stock	253	--	--	253
Change in book overdraft	(667)	--	--	(667)

Net cash provided by (used in) financing activities	18,599	(1,129)	--	17,470

Net increase (decrease) in cash and cash equivalents	4,772	(2)	--	4,770
Cash and cash equivalents, at beginning of period	3,120	4,801	--	7,921

Cash and cash equivalents, at end of period	$7,892	$4,799	$--	$12,691

STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,988)	$7,839	$--	$3,851

Cash flows from investing activities:
Purchase of property, plant and equipment	(412)	(3,545)	--	(3,957)
Acquisitions and earnouts	--	(2,215)	--	(2,215)

Net cash used in investing activities	(412)	(5,760)	--	(6,172)

Cash flows from financing activities:
Borrowings under revolving credit agreement	29,000	--	--	29,000
Repayments under revolving credit agreement	(31,000)	--	--	(31,000)
Scheduled repayment of long-term debt	(750)	(1,211)	--	(1,961)
Increase in financing costs	(3)	--	--	(3)
Proceeds from issuance of Common Stock	189	--	--	189
Change in book overdraft	4,350	2,334	--	6,684

Net cash provided by financing activities	1,786	1,123	--	2,909

Net (decrease) increase in cash and cash equivalents	(2,614)	3,202	--	588
Cash and cash equivalents, at beginning of period	3,466	4,885	--	8,351

Cash and cash equivalents, at end of period	$852	$8,087	$--	$8,939

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included in this report.

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia, LLC (“Linkia”), is a provider network management company.

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

At June 30, 2006, we operated 621 O&P patient-care centers (“patient-care centers”) in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). Patients are referred to our local patient-care centers directly by physicians as a result of our reputation with them or through our agreements with managed care providers. Practitioners, technicians and office administrators staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

Distribution

Our distribution segment, SPS, is the largest distributor in the O&P market with sales generated through a dedicated sales force and product catalogue. SPS purchases and distributes O&P products to our patient-care centers as well as independent O&P providers. SPS maintains three distribution sites throughout the U.S. to facilitate prompt shipping.

Products

In 2004, the Company formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Working with the inventors, IN, Inc. advances the design and manufacturing, as well as the regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc.’s first product, the WalkAide System, was released for sale during the second quarter of 2006.

Provider Network Management

Linkia, the first provider network management service company dedicated solely to serving the O&P market, was created in 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks of those companies. In 2004, Linkia entered into its first contract and in September 2005, Linkia signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to increasingly impact sales in the second half of fiscal 2006, as the CIGNA contract is phased in on a geographic basis.

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

Competitive Strengths

The combination of the following competitive strengths should help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 21% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology for sale in our practices and through distributors;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 55 O&P businesses since 1997, representing over 150 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

Business Strategy

Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	improve our performance by:
-	developing and deploying new processes to improve the productivity of our practitioners;
-	continuing periodic patient evaluations to gauge patients' device and service satisfaction;
-	improving the utilization and efficiency of administrative and corporate support services;
-	enhancing margins through continued consolidation of vendors and product offering; and
-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	increase our market share and net sales by:
-	continued marketing of Linkia services to regional and national providers;
-	contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology; and
-	expansion of the breadth of products being offered out of our patient-care centers;

•	develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare, a program designed to provide comprehensive O&P services to our patients;

•	continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line. The first new product, the WalkAide System, became available for sale in May 2006;

•	provide our practitioners with the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

•	selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	provide our practitioners with:
-	career development and increased compensation opportunities;
-	a wide array of O&P products from which to choose;
-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and
-	selective application of new technology to improve patient care.

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

The following represents the summary aging of our patient-care segment’s accounts receivable balance by payor at June 30, 2006:

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$35,328	$7,759	$7,679	$50,766
Private pay	3,988	1,714	3,102	8,804
Medicaid	8,404	2,348	2,940	13,692
Medicare	11,453	2,693	2,814	16,960
VA	1,289	199	146	1,634

	$60,462	$14,713	$16,681	$91,856

We completed the rollout of OPS, the Company’s centralized, computerized billing system, in the second quarter of 2005, prior to which we were unable to develop reports to determine the composition of our accounts receivable by payor.

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

•	Deferred Tax Assets (Liabilities). We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income tax assets or liabilities are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation. Stock-based compensation is accounted for using the grant-date fair value method. Compensation expense is recognized ratably over the service period. We estimate a 0% forfeiture rate for unvested options, as they relate to director awards and we do not foresee any director terminations prior to vesting. Based on the history of restricted stock forfeitures, we do not believe future forfeitures will have a material impact on future compensation expense or earnings per share.

•	Supplemental Executive Retirement Plan. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2006:

Discount rate	5.5%
Average rate of increase in compensation	3.0%

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

We adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the three and six month periods ended June 30, 2006, we recognized $0.4 million and $0.7 million in compensation expense, respectively. For the three and six month periods ended June 30, 2006 less than $0.1 million and $0.1 million of compensation expense related to options.

The adoption of SFAS 123R reduced income from operations, income before income tax expense, and net income for the three months ended March 31, 2006 by less than $0.1 million. Additionally, effective January 1, 2006, we eliminated the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years. Total unrecognized compensation cost related to restricted shares of common stock was approximately $9.8 million as of June 30, 2006 and the weighted-average period over which it is expected to be recognized is approximately 3.2 years.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The provisions of SFAS 155 allow for the fair value remeasurement of hybrid financial instruments that contain embedded derivatives that otherwise would require bifurcation and eliminates the interim guidance that provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Additionally, SFAS 155 eliminates SFAS 140’s restriction on qualifying special-purpose entities of holding derivative financial instruments that pertain to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We believe the adoption of SFAS 155 will not have an impact on our financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets (“SFAS 156”), amending SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits entities the choice between either the amortization method or the fair value measurement method for valuing separately recognized servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006; early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We believe the adoption of SFAS 156 will not have an impact on our financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires us to recognize, in our financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact adoption FIN 48 may have on our financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations and their percentage of our net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0
Cost of goods sold	49.3	47.9	49.6	49.2
Selling, general and administrative	37.8	39.1	38.8	38.7
Depreciation and amortization	2.5	2.3	2.5	2.5

Income from operations	10.4	10.7	9.1	9.6
Interest expense, net	6.5	6.3	6.6	6.5
Extinguishment of debt	10.7	--	5.6	--

(Loss) income before taxes	(6.8)	4.4	(3.1)	3.1
(Benefit) provision for income taxes	(3.1)	1.9	(1.4)	1.3

Net (loss) income	(3.7)	2.5	(1.7)	1.8

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 were $152.9 million, an increase of $3.2 million, or 2.1%, versus net sales of $149.7 million for the three months ended June 30, 2005. The sales increase was the result of a $0.2 million, or 0.1%, same-center sales growth and a $3.4 million, or 31.0%, increase in external sales of our distribution segment, offset by a $0.3 million decline as a result of closed practices.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2006 was $75.3 million, an increase of $3.6 million, or 5.0%, over $71.7 million for the same period in the prior year. The increase was the result of the increased sales volume at our patient-care centers and distribution segments. Cost of goods sold as a percentage of net sales increased to 49.3% in 2006 from 47.9% in 2005 as a result of an increase in the cost of materials. The increase in cost of materials was due principally to the increase in external sales at our distribution segment.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2006 decreased by $0.7 million to $57.8 million, or 37.8% of net sales from $58.5 million, or 39.1% of net sales, for the three months ended June 30, 2005. The decrease was principally due to a $0.9 million decrease in bad debt expense and a $0.5 million reduction in labor costs, offset by a $0.7 million increase in the investments in our growth initiatives.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2006 was $3.8 million versus $3.4 million for the three months ended June 30, 2005. This increase was primarily due to the depreciation of computer related assets and amortization of leasehold improvements.

Income from Operations. As a result of the above, income from operations for each of the three month periods ended June 30, 2006 and 2005 was $16.0 million. Income from operations, as a percentage of net sales, decreased to 10.4% for the three months ended June 30, 2006 versus 10.7% for the prior year’s comparable period as a result of the increase in net sales in the three month period ended June 30, 2006.

Interest Expense, Net. Interest expense in the three months ended June 30, 2006 increased to $9.9 million compared to $9.4 million in the three months ended June 30, 2005 due to higher variable interest rates coupled with interest expense being recognized on both the existing and refinanced debt instruments during part of the quarter.

Extinguishment of Debt. During May of 2006, we completed a refinancing of substantially all our outstanding debt and preferred stock, in conjunction with which we recognized a $16.4 million loss on extinguishment of debt.

Income Taxes. An income tax benefit of $4.6 million was recognized for the three months ended June 30, 2006 compared to an expense of $2.8 million for the same period of the prior year. The change in the income tax provision was primarily the result of the loss on the extinguishment of debt. The effective tax rate for the three months ended June 30, 2006 was 44.6% compared to 42.0% for the three months ended June 30, 2005. The lower net income in the 2006 period coupled with permanent book-to-tax differences resulted in the higher effective tax rate.

Net Income. As a result of the above, we recorded a net loss of $5.7 million for the three months ended June 30, 2006, compared to net income of $3.8 million for the same period in the prior year.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Sales. Net sales for the six months ended June 30, 2006 were $293.3 million, an increase of $10.6 million, or 3.7%, versus net sales of $282.7 million for the six months ended June 30, 2005. The sales increase was the result of a $5.0 million, or 1.9%, same-center sales growth and a $6.6 million, or 31.0%, increase in external sales of our distribution segment, offset by a $0.7 million decline as a result of closed practices.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2006 was $145.6 million, an increase of $6.4 million, or 4.6%, over $139.2 million for the same period in the prior year. The increase was the result of the increased sales volume at our patient-care centers and distribution segments. Cost of goods sold as a percentage of net sales increased to 49.6% in 2006 from 49.2% in 2005 as a result of an increase in the cost of materials. The increase in cost of materials was due principally to the increase in external sales at our distribution segment.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2006 increased by $4.0 million to $113.4 million, or 38.8% of net sales from $109.4 million, or 38.7% of net sales, for the six months ended June 30, 2005. The increase was principally due to the following: (i) $3.4 million increase in labor costs related to merit increases and increased health insurance costs; (ii) $1.6 million invested in Linkia and IN, Inc. growth strategies; and (iii) $0.6 million in professional fees, offset by a $1.7 million decrease in bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2006 was $7.4 million versus $6.9 million for the six months ended June 30, 2005. This increase was primarily due to the depreciation of computer related assets and amortization of leasehold improvements.

Income from Operations. As a result of the above, income from operations for the six months ended June 30, 2006 was $26.9 million compared to $27.1 million for the six months ended June 30, 2005. Income from operations, as a percentage of net sales, decreased to 9.1% for the six months ended June 30, 2006 versus 9.6% for the prior year’s comparable period primarily as a result of the increase in net sales in the six month period ended June 30, 2006.

Interest Expense, Net. Interest expense in the six months ended June 30, 2006 increased to $19.4 million compared to $18.2 million in the six months ended June 30, 2005 due to higher variable interest rates as well as the recognition of interest expense on both the old and refinanced debt instruments during part of the six month period.

Extinguishment of Debt. In May 2006, we completed a refinancing of substantially all of our outstanding debt and preferred stock; in conjunction with this transaction, a $16.4 million loss on extinguishment of debt was recorded.

Income Taxes. Income tax benefit of $4.0 million was recognized for the six months ended June 30, 2006 compared to an expense of $3.7 million for the same period of the prior year. The change in the income tax provision was primarily the result of the loss on extinguishment of debt. The effective tax rate for the six months ended June 30, 2006 was 45.1% compared to 41.8% for the six months ended June 30, 2005. The lower net income in the 2006 period coupled with permanent book-to-tax differences resulted in a higher effective tax rate.

Net Income. As a result of the above, we recorded a net loss of $4.9 million for the six months ended June 30, 2006, compared to net income of $5.2 million for the same period in the prior year.

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the three month periods ended June 30, 2006 and 2005 was 2.28 to 1 and 2.34 to 1, respectively. For the six month periods ended June 30, 2006 and 2005 our ratio of earnings to fixed charges was 2.09 to 1 and 2.17 to 1, respectively. For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (including amortization of debt issuance costs, but not losses relating to the early extinguishment of debt) and 33% of rental expense (considered to be representative of the interest factors).

Restructuring and Integration Costs

The following summarizes the components of the restructuring reserve and the remaining balances:

(In thousands)	Total Restructuring Reserve
2001 Restructuring Reserve
Balance at December 31, 2005	$220
Spending	(64)

Balance at June 30, 2006	156
2004 Restructuring Reserve
Balance at December 31, 2005	161
Spending	(50)

Balance at June 30, 2006	111

2001 and 2004 Restructuring Reserves	$267

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. At June 30, 2006, the remaining reserve of $0.2 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, we adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged and approximately $0.3 million in lease costs were paid, and the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. At June 30, 2006, the remaining reserve of $0.1 million is adequate to provide for the lease costs which are expected to be paid through April 2008.

Financial Condition, Liquidity, and Capital Resources

Our working capital at June 30, 2006 was $150.4 million compared to $135.6 million at December 31, 2005. Working capital increased principally as a result of the increase in prepaid expenses and cash on hand, offset by an increase in the current balance of long-term debt. Prepaid expenses increased principally due to an $8.0 million increase in income tax receivable which was generated as a result of the net loss for the period and cash on hand increased as a result of cash received from the May refinancing. The current balance of long-term debt increased as a result of the $9.1 million balance of the 10 3/8% Senior Notes, $0.1 million of 11 ¼% Senior Subordinated Notes and $0.1 million of interest rate swap, all of which were redeemed in July 2006. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the six months ended June 30, 2006, decreased to 60 days, compared to 66 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing and standard workflow protocols. Our ratio of current assets to current liabilities was 3.3 to 1 at June 30, 2006 compared to 3.1 to 1 at December 31, 2005. At June 30, 2006 the Company did not have any outstanding Revolving Credit Facility balance.

Net cash used in operating activities for the six months ended June 30, 2006 was $7.1 million, compared to net cash provided by operating activities of $3.9 million for the six months ended June 30, 2005. The current year operating cash flows included payment of $11.4 million of premiums related to the refinancing of certain debt instruments. In addition, the current year operating cash flows reflected improved collections coupled with the recognition of income taxes receivable as a result of the net loss for the period, offset by an increase in interest payments due to the debt refinancing and the quarterly payment of the variable compensation plan.

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2006, versus $6.2 million for the same period in the prior year. Cash used in investing activities was principally related to the purchase of computer related assets, machinery and equipment and leasehold improvements.

Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2006, compared to $2.9 million for the six months ended June 30, 2005. The increase in cash provided by financing activities was primarily due to the debt refinancing, as discussed below.

On May 26, 2006, we refinanced our debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. We also established a new $75.0 million revolving credit facility, which was unused at June 30, 2006. The proceeds from these instruments were used to retire (i) $190.9 million of the 10 3/8% Senior Notes; (ii) $15.5 million of the 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. At June 30, 2006, we had $9.1 million of 10 3/8% Senior Notes and $0.1 million of 11 ¼% Senior Subordinated Notes still outstanding. Such outstanding notes were redeemed in July 2006. In conjunction with the refinancing, we incurred a $16.4 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.4 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.0 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

The Revolving Credit Facility and the Term Loan require compliance with various covenants, including, but not limited to, a minimum consolidated interest coverage ratio, a maximum total leverage ratio and a maximum annual capital expenditure limit. Beginning September 30, 2006, we will assess, on a quarterly basis, our compliance with these covenants and monitor any matters critical to continue our compliance.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $40.0 million in acquisitions, annually, by the terms of the Revolving Credit Facility.

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2006:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
(In thousands)
Long-term debt	$12,144	$5,384	$4,644	$3,152	$2,511	$394,832	$422,667
Interest payments on long-term debt	18,942	36,537	36,165	35,862	35,644	104,505	267,655
Operating leases	26,314	24,021	19,232	13,618	6,828	4,911	94,924
Capital leases	93	166	87	35	--	--	381
Other long-term obligations (1)	464	416	232	276	12,746	720	14,854

Total contractual cash obligations	$57,957	$66,524	$60,360	$52,943	$57,729	$504,968	$800,481

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At June 30, 2006, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of June 30, 2006, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at June 30, 2006, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At June 30, 2006, we had one contract outstanding which fixed LIBOR at 8.0% and is set to expire on September 29, 2006.

Presented below is an analysis of our financial instruments as of June 30, 2006 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan (the Revolving Credit Facility did not have an outstanding balance at June 30, 2006), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$14,950	$16,100	$17,250	$18,400	$19,550	$20,700	$21,850

	$14,950	$16,100	$17,250	$18,400	$19,550	$20,700	$21,850

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We incurred net losses for the three and six month periods ended June 30, 2006 and for the year ended December 31, 2004 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the three and six month periods ended June 30, 2006 we generated net losses of $5.7 million and $4.9 million, respectively, as a result of our debt refinancing. During the year ended December 31, 2005, we generated net income of $17.8 million. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.4% and 42.6% of our net sales for the three months ended June 30, 2006 and 2005, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. For the six month periods ended June 30, 2006 and 2005, we derived 41.5% and 42.6%, respectively, in reimbursements from the programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels beginning January 1, 2004 on all O&P services. The effect of this legislation has been a downward pressure on our income from operations. We have, however, initiated certain purchasing and efficiency programs which we believe will minimize such effects.

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

As of June 30, 2006 and December 31, 2005, our accounts receivable over 120 days represented approximately 17.5% and 20.4% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. We did not record a book-to-physical inventory adjustment as a result of our October 1, 2005 inventory count. Because our income from operations percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 12, 2006.

The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Edmond E. Charrette, M.D. (17,429,530 shares for and 2,692,455 shares withheld), Thomas P. Cooper, M.D. (17,316,268 shares for and 2,805,717 shares withheld), Cynthia L. Feldman (17,227,980 shares for and 2,894,005 shares withheld), William R. Floyd (17,364,664 shares for and 2,757,321 shares withheld), Eric A. Green (17,031,397 shares for and 3,090,588 shares withheld), Isaac Kaufman (17,358,809 shares for and 2,763,176 shares withheld), Thomas F. Kirk (17,532,787 shares for and 2,589,198 shares withheld), Ivan R. Sabel (17,523,788 shares for and 2,598,197 shares withheld), and H.E. Thranhardt (17,653,633 shares for and 2,468,352 shares withheld).

The second proposal was a proposed amendment to the Company’s 2002 Stock Incentive Plan and authorization of an additional 2,700,000 shares of the Company’s Common Stock for issuance under that plan. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 10,014,974 shares of Common Stock for (representing approximately 68.58% of the shares voting), 4,587,546 shares of Common Stock against, with 23,740 shares of Common Stock abstaining.

The third proposal was a proposed amendment to the Company’s 2003 Non-Employee Directors’ Stock Incentive Plan to provide for (i) an automatic annual grant of 8,500 restricted shares of common stock to eligible directors in lieu of the current equity component of a director’s compensation, and (ii) an automatic annual grant of 2,000 restricted shares of common stock to the lead non-management director. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 10,843,365 shares of Common Stock for (representing approximately 74.25% of the shares voting), 3,759,323 shares of Common Stock against, with 23,572 shares of Common Stock abstaining.

ITEM 6. Exhibits

        (a)       Exhibits. The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.1	Certificate of Designations of Series A Convertible Preferred Stock filed by the Registrant with the Delaware Secretary of State on May 26, 2006. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated May 23, 2006.)

10.1	Purchase Agreement, dated as of May 23, 2006, between the Registrant and the Initial Purchasers named in Schedule I thereto relating to the Registrant’s 10 ¼% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 23, 2006.)

10.2	Indenture, dated as of May 26, 2006, among the Registrant, the Registrant’s subsidiaries signatory thereto and Wilmington Trust Company, as trustee, relating to the Registrant’s 10 ¼% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated May 26, 2006.)

10.3	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant, the Registrant’s subsidiaries signatory thereto and the initial purchasers named therein relating to the Registrant’s 10 ¼% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated May 26, 2006.)

10.4	Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Filed herewith.)

10.5	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Filed herewith.)

10.6	Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Filed herewith.)

10.7	Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Filed herewith.)

10.8	Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Filed herewith.)

12	Computation of Ratio of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: August 4, 2006	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: August 4, 2006	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: August 4, 2006	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Document

10.4	Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Filed herewith.)

10.5	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Filed herewith.)

10.6	Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Filed herewith.)

10.7	Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Filed herewith.)

10.8	Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Filed herewith.)

12	Computation of Ratio of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002