Form 10-Q
period 2006-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2006-11-02
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ___________________________

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

        As of October 31, 2006, 21,969,308 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Unaudited Consolidated Balance Sheets - September 30, 2006 and
December 31, 2005	1
Unaudited Consolidated Statements of Operations for the
Three and Nine Months ended September 30, 2006 and 2005	3
Unaudited Consolidated Statements of Cash Flows for the
Nine Months ended September 30, 2006 and 2005	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	49
Item 6. Exhibits	51
SIGNATURES	52
Exhibit Index	53
Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

ASSETS	September 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$13,934	$7,921
Accounts receivable, less allowance for doubtful accounts
of $4,706 and $4,582 in 2006 and 2005, respectively	97,575	103,200
Inventories	78,467	76,725
Prepaid expenses, other assets and income taxes receivable	12,758	6,554
Deferred income taxes	8,587	7,087

Total current assets	211,321	201,487

PROPERTY, PLANT AND EQUIPMENT
Land	1,081	1,094
Buildings	5,497	5,833
Furniture and fixtures	12,119	11,874
Machinery and equipment	25,719	23,867
Leasehold improvements	32,338	29,431
Computer and software	47,173	44,364

Total property, plant and equipment, gross	123,927	116,463
Less accumulated depreciation and amortization	83,049	72,966

Total property, plant and equipment, net	40,878	43,497

INTANGIBLE ASSETS
Excess cost over net assets acquired	446,231	445,979
Patents and other intangible assets, $9,999 in each of 2006 and 2005, less
accumulated amortization of $6,860 and $6,234 in 2006 and 2005, respectively	3,139	3,765

Total intangible assets, net	449,370	449,744

OTHER ASSETS
Debt issuance costs, net	11,342	8,142
Other assets	1,513	1,597

Total other assets	12,855	9,739

TOTAL ASSETS	$714,424	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	September 30, 2006	December 31, 2005
CURRENT LIABILITIES
Current portion of long-term debt	$5,325	$4,466
Accounts payable	17,722	20,520
Accrued expenses	10,947	10,955
Accrued interest payable	6,607	8,320
Accrued compensation related costs	17,163	21,675

Total current liabilities	57,764	65,936

LONG-TERM LIABILITIES
Long-term debt, less current portion	407,052	373,965
Deferred income taxes	31,315	30,851
Other liabilities	8,165	6,531

Total liabilities	504,296	477,283

COMMITMENTS AND CONTINGENCIES (Refer to Note I)
PREFERRED STOCK
7% Redeemable Preferred stock, liquidation preference of $1,000 per
share, 10,000,000 shares authorized, 37,881 shares issued and	--	61,942
outstanding in 2005
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding in 2006	47,654	--

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,358,488 shares and 22,227,607 shares issued and outstanding in
2006 and 2005, respectively	224	222
Additional paid-in capital	155,733	156,346
Unearned compensation	--	(2,615)
Retained earnings	7,173	11,945

	163,130	165,898
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	162,474	165,242

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
SHAREHOLDERS’ EQUITY	$714,424	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$151,549	$146,393	$444,849	$429,047
Cost of goods sold (exclusive of depreciation and amortization)	76,229	74,630	221,790	213,813
Selling, general and administrative	54,569	51,606	167,947	161,041
Depreciation and amortization	3,630	3,409	11,077	10,356

Income from operations	17,121	16,748	44,035	43,837
Interest expense	9,852	9,405	29,266	27,649
Extinguishment of debt	537	--	16,953	--

Income (loss) before taxes	6,732	7,343	(2,184)	16,188
Provision (benefit) for income taxes	3,274	3,020	(747)	6,714

Net income (loss)	3,458	4,323	(1,437)	9,474
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	--	1,491	2,752	4,364
Preferred stock dividend-Series A Convertible Preferred Stock	416	--	583	--
Accretion of beneficial conversion feature	1,544	--	3,768	--

Net income (loss) applicable to common stock	$1,498	$2,832	$(8,540)	$5,110

Basic Per Common Share Data
Net income (loss) applicable to common stock	$0.07	$0.13	$(0.39)	$0.24

Shares used to compute basic per common share amounts	22,030,207	21,713,704	21,937,865	21,663,570

Diluted Per Common Share Data
Net income (loss) applicable to common stock	$0.07	$0.13	$(0.39)	$0.23

Shares used to compute diluted per common share amounts	29,331,813	22,325,857	21,937,865	22,212,159

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,437)	$9,474
Adjustments to reconcile net income to net cash provided by operating activities:
Extinguishment of debt	16,953	--
Tender premium related to extinguishment of debt	(11,866)	--
Gain on disposal of assets	72	(63)
Provision for bad debt	13,085	15,968
Provision for deferred income taxes	(1,012)	1,393
Depreciation and amortization	11,077	10,356
Amortization of debt issuance costs	1,566	1,912
Compensation expense on stock options and restricted stock	1,472	826
Amortization of terminated interest rate swaps	(207)	(380)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(7,461)	(9,930)
Inventories	(1,628)	(3,128)
Prepaid expenses, other assets, and income taxes receivable	(6,223)	(2,289)
Other assets	86	51
Accounts payable	(1,769)	1,120
Accrued expenses, accrued interest payable, and income taxes payable	(1,722)	(4,474)
Accrued compensation related costs	(4,511)	(9,058)
Other liabilities	1,633	1,628

Net cash provided by operating activities	8,108	13,406

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(7,911)	(6,482)
Acquisitions and earnouts (net of cash acquired)	(679)	(2,466)
Proceeds from sale of property, plant and equipment	57	304

Net cash used in investing activities	(8,533)	(8,644)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,000	42,000
Repayments under revolving credit agreement	(26,000)	(46,000)
Repayment of term loan	(147,200)	--
Repayment of senior notes	(200,000)	--
Repayment of senior subordinated debt	(15,562)	--
Repurchase of 7% Redeemable Preferred Stock	(64,693)	--
Proceeds from new term loan facility	230,000	--
Proceeds from senior note issuance	175,000	--
Proceeds from issuance of Series A Convertible Preferred Stock	50,000	--
Scheduled repayment of long-term debt	(1,786)	(3,167)
Increase in debt issuance costs	(13,578)	(1,329)
Proceeds from issuance of Common Stock	507	322
Change in book overdraft	(667)	3,225
Series A Convertible Preferred Stock dividend payment	(583)	--

Net cash provided by (used in) financing activities	6,438	(4,949)

Increase (decrease) in cash and cash equivalents	6,013	(187)
Cash and cash equivalents, at beginning of period	7,921	8,351

Cash and cash equivalents, at end of period	$13,934	$8,164

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclasses were principally related to the segments’ total asset balances.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation

General

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At September 30, 2006, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and requires that such transactions be accounted for using the fair-value-based methods.

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

Given the Company’s recent trend of compensating certain of its employees with restricted shares of common stock instead of options, and in anticipation of the implementation of SFAS 123R, during the second quarter 2005 the Company accelerated the vesting of 1.2 million non-director stock options which had a grant price in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January 3, 2009. The compensation expense related to this acceleration was $3.3 million which was reflected, net of tax, in the 2005 pro-forma net income calculation.

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the three month period ended September 30,

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

General (continued)

2006, the Company recognized $0.7 million in compensation expense, of which less than $0.1 million related to options. The Company recognized $1.5 million in compensation expense during the nine month period ended September 30, 2006, of which $0.1 million related to options. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. At September 30, 2006, the Company continues to evaluate the available methods for computing the windfall tax pool as required under SFAS 123R.

The following table illustrates the effect on net income applicable to common stock and income per share if the Company had applied fair value recognition to stock-based employee compensation for all awards in the prior year periods:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$2,832	$5,110
Add: stock-based employee compensation expense related to
restricted shares of common stock, net of related tax effects,
included in net income as reported	167	483
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(198)	(3,020)

Pro forma net income applicable to common stock	$2,801	$2,573

Income per share:
Basic - as reported	$0.13	$0.24
Basic - pro forma	$0.13	$0.12
Diluted - as reported	$0.13	$0.23
Diluted - pro forma	$0.13	$0.12

Additionally, upon adoption the Company transferred the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options

A summary of the stock option activity for the nine month period ended September 30, 2006 is as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2005	2,578,050	$10.24	198,411	$9.83	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(26,607)	8.45	--	--	--	--
Exercised	(131,838)	3.46	(10,000)	5.88	--	--

Outstanding at September 30, 2006	2,419,605	$10.63	188,411	$10.04	406,000	$5.95

Aggregate intrinsic value at September 30, 2006	$25,716		$1,892		$2,415
Weighted average remaining contractual term (years)	3.2		5.5		3.5

The intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $0.3 million and $0.5 million, respectively. Options exercisable under the Company’s share-based compensation plans at September 30, 2006 were 3.0 million shares with a weighted average exercise price of $13.39, an average remaining contractual term of 3.3 years, and an aggregate intrinsic value of $29.7 million. Cash received by the Company related to the exercise of options during the three and nine month periods ended September 30, 2006 amounted to $0.2 million and $0.3 million, respectively. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 0.9 years.

In the prior year periods, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected term (years)	3.4	3.4
Volatility factor	86%	83%
Risk free interest rate	4.0%	3.9%
Dividend yield	0.0%	0.0%
Fair value	$1.91	$4.15

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

Options (continued)

The expected term of options is an average of the contractual terms and historical data. The expected stock price volatility is based on historical data of the Company’s common stock performance. The risk-free interest rate is based on an average of the U.S. 5-year Treasury bill rate. The Company did not grant any options during the three and nine month periods ended September 30, 2006.

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the nine month period ended September 30, 2006 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	388,000	$8.28	28,571	$5.18
Granted	742,250	7.96	87,762	7.54
Vested	(113,625)	9.30	(28,571)	5.18
Forfeited	(12,000)	7.84	--	--

Nonvested at September 30, 2006	1,004,625	$7.92	87,762	$7.54

During the three month period ended September 30, 2006, 48,389 restricted shares of common stock with an intrinsic value of $0.6 million became fully vested. During the nine month period ended September 30, 2006, 142,196 restricted shares of common stock with an intrinsic value of $1.2 million became fully vested. As of September 30, 2006, total unrecognized compensation cost related to restricted shares of common stock was approximately $7.7 million and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 157 will not have a material impact on its financial statements.

Also in September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement’s provisions related to the recognition of the funded status of a defined benefit postretirement plan and required disclosures are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and the benefit obligation as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not believe that the provisions of SFAS 158 will have a material effect on its financial statements as its defined benefit plan is unfunded and the benefit obligation related to that plan is measured on an annual basis and recorded as a liability under existing GAAP guidance.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Standards (continued)

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

NOTE C – SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash paid during the period for:
Interest	$29,900	$32,042
Income taxes	3,994	4,786
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$3,335	$4,364
Accretion of beneficial conversion feature	3,768	--
Issuance of notes in connection with acquisitions	100	485
(Cancellation) issuance of restricted shares of common stock	(78)	1,735

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The activity related to goodwill for the nine month period ended September 30, 2006 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2005	$417,596	$28,383	$445,979
Additions due to acquisitions	151	--	151
Additions due to earn-outs	101	--	101

Balance at September 30, 2006	$417,848	$28,383	$446,231

NOTE E – ACQUISITIONS

The Company acquired the assets of two orthotics and prosthetics companies during the three and nine month periods ended September 30, 2006, for which it paid an aggregate of $0.3 million. During the three months ended September 30, 2005, the Company did not acquire additional businesses. During the nine month period ended September 30, 2005, the Company acquired four orthotics and prosthetics companies that operated a total of six patient-care centers and for which it paid an aggregate of $1.9 million.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if future earnings targets are reached. Earnouts are defined in the purchase agreement and are accrued based on earnout targets for the following quarter being attained. These estimates are adjusted in the actual quarter the payment is made. The Company made earnout payments of $0.5 million and $0.8 million during the nine month periods ended September 30, 2006 and 2005, respectively. The Company accounts for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $1.2 million related to earnout provisions in future periods.

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	September 30, 2006	December 31, 2005
(In thousands)
Raw materials	$36,220	$31,796
Work-in-process	24,911	26,409
Finished goods	17,336	18,520

	$78,467	$76,725

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
(In thousands)
Revolving Credit Facility	$--	$5,000
Term Loan	229,425	146,625
10 3/8% Senior Notes due 2009 (1)	--	201,605
11 1/4% Senior Subordinated Notes due 2009	--	15,562
10 1/4% Senior Notes due 2014	175,000	--
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	7,952	9,639

	412,377	378,431
Less current portion	(5,325)	(4,466)

	$407,052	$373,965

(1) At December 31, 2005, the outstanding amount includes $1.6 million of interest rate swap termination income that was recognized, as a reduction of interest expense, using the effective interest method, over the remaining life of the Senior Notes.

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at September 30, 2006. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not

NOTE G – LONG TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

limited to (i) minimum consolidated interest coverage ratio; (ii) maximum total leverage ratio; and (iii) maximum annual capital expenditures. At September 30, 2006, the Company was in compliance with these covenants. As of September 30, 2006, the Company has not made draws on the Revolving Credit Facility and has $72.8 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $2.2 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. At September 30, 2006, the interest rate on the Term Loan was 7.87%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006.

On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering.

Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

NOTE H – RESTRUCTURING

The activity related to the restructuring reserve during the nine month period ended September 30, 2006 is as follows:

Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2005	$220
Spending	(73)

Balance at September 30, 2006	147
2004 Restructuring Reserve
Balance at December 31, 2005	161
Spending	(71)

Balance at September 30, 2006	90

2001 and 2004 Restructuring Reserves	$237

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. At September 30, 2006, the remaining reserve of $0.1 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, the Company adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged, approximately $0.3 million in lease costs were paid, the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. At September 30, 2006, the remaining reserve of $0.1 million is adequate to provide for the lease costs which are expected to be paid through April 2008.

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the Audit Committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a material adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.3 million and $0.7 million in net sales during the nine month period ended September 30, 2006 and the year ended 2005, respectively, or less than 0.5% of the Company’s net sales, for each period.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-7

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

15 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint. The plaintiffs’ opposition was filed on October 20, 2006, and the Company’s reply is due to be filed on or before November 29, 2006.

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

NOTE I – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of September 30, 2006, IN, Inc. had outstanding purchase commitments of approximately $0.5 million.

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

NOTE J – REDEEMABLE PREFERRED STOCK

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

The Company has separately accounted for the beneficial conversion feature granted to the holders of the Series A Preferred. The value of the beneficial conversion feature is $3.8 million and is comprised of $1.8 million related to the cost paid by the Company on behalf of the holders and $2.0 million related to the difference between the stated conversion price of the preferred shares and the fair market value of the common stock at the commitment date. The beneficial conversion feature has been included in the value of the Series A Preferred; and was amortized as a reduction of income available to common shareholders over the 61 day holding period.

NOTE K – NET INCOME (LOSS) PER COMMON SHARE

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

NOTE K – NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

Net income (loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Net income (loss)	$3,458	$4,323	$(1,437)	$9,474
Less preferred stock dividends declared and accretion-7%
Redeemable Preferred Stock (1)	--	1,491	2,752	4,364
Less preferred stock dividends declared-Series A Convertible
Preferred Stock (1)	416	--	583	--
Accretion of beneficial conversion feature	1,544	--	3,768	--

Net income (loss) applicable to common stock	$1,498	$2,832	$(8,540)	$5,110

Shares of common stock outstanding used to compute basic
per common share amounts	22,030,207	21,713,704	21,937,865	21,663,570
Effect of dilutive options	687,849	612,153	--	548,589
Effect of conversion of Series A Convertible Preferred Stock	6,613,757	--	--	--

Shares used to compute dilutive per common share amounts (2)	29,331,813	22,325,857	21,937,865	22,212,159

Basic income (loss) per share applicable to common stock	$0.07	$0.13	$(0.39)	$0.24
Diluted income (loss) per share applicable to common stock	$0.07	$0.13	$(0.39)	$0.23

(1) For the three month period ended September 30, 2006, includes the effect of the conversion of the Series A Convertible Preferred Stock as it is considered dilutive. For the nine month period ended September 30, 2006, excludes the effect of the conversion of the 7% Redeemable Preferred Stock and the Series A Convertible Preferred Stock as they are considered anti-dilutive. For the three and nine month periods ended September 30, 2005, excludes the effect of the conversion of the 7% Redeemable Preferred Stock as it is considered anti-dilutive.

(2) For the three and nine months ended September 30, 2006, options to purchase 1,682,565 shares of common stock are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company's stock during the period. Options to purchase 1,863,349 shares of common stock are not included in the computation of diluted income per share for the three and nine month periods ended September 30, 2005 as these options are anti-dilutive.

NOTE L – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The change in the Plan’s net benefit obligation is as follows:

(In thousands)
Benefit obligation at December 31, 2005	$3,624
Service cost	1,515
Interest cost	155
Amortization of (gain) loss	--

Benefit obligation at September 30, 2006	$5,294

NOTE L – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

At September 30, 2006, the Company has accrued approximately $5.3 million in benefit obligations related to the Plan.

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

The reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers, fabrication centers of O&P components, IN, Inc. and Linkia, LLC (“Linkia”). The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a provider network management company.

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

	Patient-Care Centers	Distribution	Other	Total
(In thousands)
Three Months Ended September 30, 2006
Net sales
Customers	$136,895	$12,999	$1,655	$151,549
Intersegments	--	30,601	(30,601)	--
Depreciation and amortization	3,006	86	538	3,630
Income (loss) from operations	22,832	4,439	(10,150)	17,121
Interest (income) expense	(1,593)	1,733	9,712	9,852
Income (loss) before taxes	24,425	2,706	(20,399)	6,732
Three Months Ended September 30, 2005
Net sales
Customers	$134,462	$11,931	$--	$146,393
Intersegments	--	19,607	(19,607)	--
Depreciation and amortization	2,906	71	432	3,409
Income (loss) from operations	20,099	4,888	(8,239)	16,748
Interest (income) expense	(1,555)	1,732	9,228	9,405
Income (loss) before taxes	21,655	3,156	(17,468)	7,343
(In thousands)
Nine Months Ended September 30, 2006
Net sales
Customers	$402,451	$39,280	$3,118	$444,849
Intersegments	--	84,046	(84,046)	--
Depreciation and amortization	9,247	238	1,592	11,077
Income (loss) from operations	59,710	14,021	(29,696)	44,035
Interest (income) expense	(4,754)	5,187	28,833	29,266
Income (loss) before taxes	64,464	8,834	(75,482)	(2,184)
Total assets	614,628	90,386	9,410	714,424
Capital expenditures	5,746	244	1,921	7,911
Nine Months Ended September 30, 2005
Net sales
Customers	$395,934	$33,113	$--	$429,047
Intersegments	--	56,044	(56,044)	--
Depreciation and amortization	8,808	218	1,330	10,356
Income (loss) from operations	55,930	11,664	(23,757)	43,837
Interest (income) expense	(4,659)	5,197	27,111	27,649
Income (loss) before taxes	60,589	6,467	(50,868)	16,188
Total assets	600,758	81,526	21,952	704,236
Capital expenditures	4,886	379	1,217	6,482

NOTE N – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following are summarized Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005, Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 and Cash Flows for the nine month periods ended September 30, 2006 and 2005 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is 100% owned. The parent company accounts for its investment in subsidiaries under the equity method of accounting.

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - September 30, 2006	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$10,868	$3,066	$--	$13,934
Accounts receivable	--	97,575	--	97,575
Inventories	--	78,467	--	78,467
Prepaid expenses, other assets and income taxes receivable	6,784	5,974	--	12,758
Intercompany receivable	358,498	--	(358,498)	--
Deferred income taxes	8,587	--	--	8,587

Total current assets	384,737	185,082	(358,498)	211,321
Property, plant and equipment, net	5,925	34,953	--	40,878
Intangible assets, net	--	449,370	--	449,370
Investment in subsidiaries	274,121	--	(274,121)	--
Other assets	11,600	1,255	--	12,855

Total assets	$676,383	$670,660	$(632,619)	$714,424

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$2,300	$3,025	$--	$5,325
Accounts payable	726	16,996	--	17,722
Accrued expenses	8,042	2,905	--	10,947
Accrued interest payable	6,481	126	--	6,607
Accrued compensation related costs	2,174	14,989	--	17,163
Income taxes payable	3,326	(3,326)	--	--

Total current liabilities	23,049	34,715	--	57,764
Long-term debt, less current portion	402,125	4,927	--	407,052
Deferred income taxes	36,178	(4,863)	--	31,315
Intercompany payable	--	358,498	(358,498)	--
Other liabilities	4,903	3,262	--	8,165

Total liabilities	466,255	396,539	(358,498)	504,296

Redeemable preferred stock	47,654	--	--	47,654

Common stock	224	35	(35)	224
Additional paid-in capital	155,733	7,460	(7,460)	155,733
Retained earnings	7,173	267,166	(267,166)	7,173
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	162,474	274,121	(274,121)	162,474

Total liabilities, redeemable preferred stock
and shareholders’ equity	$676,383	$670,660	$(632,619)	$714,424

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,120	$4,801	$--	$7,921
Accounts receivable	--	103,200	--	103,200
Inventories	--	76,725	--	76,725
Prepaid expenses, other assets and income taxes receivable	1,520	5,034	--	6,554
Intercompany receivable	425,211	--	(425,211)	--
Deferred income taxes	7,087	--	--	7,087

Total current assets	436,938	189,760	(425,211)	201,487
Property, plant and equipment, net	5,263	38,234	--	43,497
Intangible assets, net	--	449,744	--	449,744
Investment in subsidiaries	206,163	--	(206,163)	--
Other assets	8,400	1,339	--	9,739

Total assets	$656,764	$679,077	$(631,374)	$704,467

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$1,500	$2,966	$--	$4,466
Accounts payable	2,534	17,986	--	20,520
Accrued expenses	7,096	3,859	--	10,955
Accrued interest payable	8,257	63	--	8,320
Accrued compensation related costs	1,485	20,190	--	21,675

Total current liabilities	20,872	45,064	--	65,936
Long-term debt, less current portion	367,292	6,673	--	373,965
Deferred income taxes	35,713	(4,862)	--	30,851
Income taxes payable	2,418	(2,418)	--	--
Intercompany payable	--	425,211	(425,211)	--
Other liabilities	3,285	3,246	--	6,531

Total liabilities	429,580	472,914	(425,211)	477,283

Redeemable preferred stock	61,942	--	--	61,942

Common stock	222	35	(35)	222
Additional paid-in capital	156,346	7,460	(7,460)	156,346
Unearned compensation	(2,615)	--	--	(2,615)
Retained earnings	11,945	199,208	(199,208)	11,945
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	165,242	206,163	(206,163)	165,242

Total liabilities, redeemable preferred stock
and shareholders’ equity	$656,764	$679,077	$(631,374)	$704,467

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended September 30, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$151,549	$--	$151,549
Cost of goods sold (exclusive of depreciation and amortization)	--	76,229	--	76,229
Selling, general and administrative	7,804	46,765	--	54,569
Depreciation and amortization	405	3,225	--	3,630

(Loss) income from operations	(8,209)	25,330	--	17,121
Interest expense, net	9,713	139	--	9,852
Extinguishment of debt	537	--	--	537
Equity in earnings of subsidiaries	25,191	--	(25,191)	--

Income before taxes	6,732	25,191	(25,191)	6,732
Income taxes benefit	3,274	--	--	3,274

Net income	$3,458	$25,191	$(25,191)	$3,458

STATEMENT OF OPERATIONS Three Months Ended September 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$146,393	$--	$146,393
Cost of goods sold (exclusive of depreciation and amortization)	--	74,630	--	74,630
Selling, general and administrative	6,833	44,773	--	51,606
Depreciation and amortization	371	3,038	--	3,409

(Loss) income from operations	(7,204)	23,952	--	16,748
Interest expense, net	9,227	178	--	9,405
Equity in earnings of subsidiaries	23,774	--	(23,774)	--

Income before taxes	7,343	23,774	(23,774)	7,343
Provision for income taxes	3,020	--	--	3,020

Net income	$4,323	$23,774	$(23,774)	$4,323

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$444,849	$--	$444,849
Cost of goods sold (exclusive of depreciation and amortization)	--	221,790	--	221,790
Selling, general and administrative	23,118	144,829	--	167,947
Depreciation and amortization	1,238	9,839	--	11,077

(Loss) income from operations	(24,356)	68,391	--	44,035
Interest expense, net	28,833	433	--	29,266
Extinguishment of debt	16,953	--	--	16,953
Equity in earnings of subsidiaries	67,958	--	(67,958)	--

(Loss) income before taxes	(2,184)	67,958	(67,958)	(2,184)
Income taxes benefit	(747)	--	--	(747)

Net (loss) income	$(1,437)	$67,958	$(67,958)	$(1,437)

STATEMENT OF OPERATIONS Nine Months Ended September 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$429,047	$--	$429,047
Cost of goods sold (exclusive of depreciation and amortization)	--	213,813	--	213,813
Selling, general and administrative	19,339	141,702	--	161,041
Depreciation and amortization	1,153	9,203	--	10,356

(Loss) income from operations	(20,492)	64,329	--	43,837
Interest expense, net	27,110	539	--	27,649
Equity in earnings of subsidiaries	63,790	--	(63,790)	--

Income before taxes	16,188	63,790	(63,790)	16,188
Provision for income taxes	6,714	--	--	6,714

Net income	$9,474	$63,790	$(63,790)	$9,474

NOTE N – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiariies	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash provided by operating activities	$1,445	$6,663	$--	$8,108

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,921)	(5,990)	--	(7,911)
Acquisitions and earnouts	--	(679)	--	(679)
Proceeds from sale of property, plant and equipment	--	57	--	57

Net cash used in investing activities	(1,921)	(6,612)	--	(8,533)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,000	--	--	21,000
Repayments under revolving credit agreement	(26,000)	--	--	(26,000)
Repayment of term loan	(147,200)	--	--	(147,200)
Repayment of senior notes	(200,000)	--	--	(200,000)
Repayment of senior subordinated debt	(15,562)	--	--	(15,562)
Repurchase of 7% Redeemable Preferred Stock	(64,693)	--	--	(64,693)
Proceeds from new term loan facility	230,000	--	--	230,000
Proceeds from senior note issuance	175,000	--	--	175,000
Proceeds from issuance of Series A Convertible Preferred Stock	50,000	--	--	50,000
Scheduled repayment of long-term debt	--	(1,786)	--	(1,786)
Increase in debt issuance cost	(13,578)	--	--	(13,578)
Proceeds from issuance of Common Stock	507	--	--	507
Change in book overdraft	(667)	--	--	(667)
Series A Convertible Preferred Stock dividend payment	(583)	--	--	(583)

Net cash provided by (used in) financing activities	8,224	(1,786)	--	6,438

Net increase (decrease) in cash and cash equivalents	7,748	(1,735)	--	6,013
Cash and cash equivalents, at beginning of period	3,120	4,801	--	7,921

Cash and cash equivalents, at end of period	$10,868	$3,066	$--	$13,934

STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2005 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash provided by operating activities	$3,217	$10,189	$--	$13,406

Cash flows from investing activities:
Purchase of property, plant and equipment	(806)	(5,676)	--	(6,482)
Acquisitions and earnouts	--	(2,466)	--	(2,466)
Proceeds from sale of property, plant and equipment	--	304	--	304

Net cash used in investing activities	(806)	(7,838)	--	(8,644)

Cash flows from financing activities:
Borrowings under revolving credit agreement	42,000	--	--	42,000
Repayments under revolving credit agreement	(46,000)	--	--	(46,000)
Scheduled repayment of long-term debt	(1,125)	(2,042)	--	(3,167)
Increase in financing costs	(1,329)	--	--	(1,329)
Proceeds from issuance of Common Stock	322	--	--	322
Change in book overdraft	2,154	1,071	--	3,225

Net cash used in financing activities	(3,978)	(971)	--	(4,949)

Net (decrease) increase in cash and cash equivalents	(1,567)	1,380	--	(187)
Cash and cash equivalents, at beginning of period	3,466	4,885	--	8,351

Cash and cash equivalents, at end of period	$1,899	$6,265	$--	$8,164

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

At September 30, 2006, we operated 619 O&P patient-care centers (“patient-care centers”) in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). Patients are referred to our local patient-care centers directly by physicians as a result of our reputation with them or through our agreements with managed care providers. Practitioners, technicians and office administrators staff our patient-care centers. Our practitioners generally design and fit patients with, and the technicians fabricate, O&P devices as prescribed by the referring physician. Following the initial design, fabrication and fitting of our O&P devices, our technicians conduct regular, periodic maintenance of O&P devices as needed. Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that area.

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

Provider Network Management

Linkia, the first provider network management service company dedicated solely to serving the O&P market, was created in 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks of those companies. In 2004, Linkia entered into its first contract and in September 2005, Linkia signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to increasingly impact sales, as the CIGNA contract is phased in on a geographic basis through early 2007.

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

Competitive Strengths

The combination of the following competitive strengths should help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 21% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology for sale in our practices and through distributors;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 57 O&P businesses since 1997, representing over 150 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

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

The following represents the summary aging of our patient-care segment’s accounts receivable balance by payor at September 30, 2006:

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$34,538	$7,655	$7,672	$49,865
Private pay	3,432	1,515	3,071	8,018
Medicaid	8,508	2,275	2,630	13,413
Medicare	10,749	2,316	2,815	15,880
VA	864	156	194	1,214

	$58,091	$13,917	$16,382	$88,390

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

•	Deferred Tax Assets (Liabilities). We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income tax assets or liabilities are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will continually be assessed. When a determination is made that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation. Stock-based compensation is accounted for using the grant-date fair value method. Compensation expense is recognized ratably over the service period. We estimate a 0% forfeiture rate for unvested options, as they relate to director awards and we do not foresee any director terminations prior to vesting. Based on the history of restricted stock forfeitures, we do not believe future forfeitures will have a material impact on future compensation expense or earnings per share.

•	Supplemental Executive Retirement Plan. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2006:

Discount rate	5.5%
Average rate of increase in compensation	3.0%

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

Given our recent trend of compensating certain of our employees with restricted shares of common stock instead of options, and in anticipation of the implementation of SFAS 123R, during the second quarter of 2005 we accelerated the vesting of 1.2 million non-director stock options which had a grant price in excess of the market value of the underlying common stock. These options had grant prices ranging from $6.02 to $16.81 and vesting periods through January 3, 2009. The compensation expense related to this acceleration was $3.3 million which was reflected, net of tax, in our 2005 pro-forma net income calculation.

We adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the three and nine month periods ended September 30, 2006, we recognized $0.4 million and $0.7 million in compensation expense, respectively. For the three and nine month periods ended September 30, 2006, less than $0.1 million and $0.1 million of compensation expense related to options, respectively.

Additionally, effective January 1, 2006, we transferred the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 0.9 years. Total unrecognized compensation cost related to restricted shares of common stock was approximately $7.7 million as of September 30, 2006 and the weighted-average period over which it is expected to be recognized is approximately 3.2 years.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The provisions of SFAS 155 allow for the fair value remeasurement of hybrid financial instruments that contain embedded derivatives that otherwise would require bifurcation and eliminates the interim guidance that provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Additionally, SFAS 155 eliminates SFAS 140‘s restriction on qualifying special-purpose entities of holding derivative financial instruments that pertain to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We believe the adoption of SFAS 155 will not have an impact on our financial statements.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 157 will not have a material impact on our financial statements.

Also in September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement’s provisions related to the recognition of the funded status of a defined benefit postretirement plan and required disclosures are effective for fiscal years ending after December 15, 2006. Additionally, the requirement to measure the plan assets and the benefit obligation as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe the provisions of SFAS 158 will have a material effect on our financial statements as our defined benefit plan is unfunded and the benefit obligation related to that plan is measured on an annual basis and recorded as a liability under existing GAAP.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires us to recognize, in our financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact adopting FIN 48 may have on our financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations and their percentage of our net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.3	51.0	49.8	49.8
Selling, general and administrative	36.0	35.3	37.8	37.6
Depreciation and amortization	2.4	2.3	2.5	2.4

Income from operations	11.3	11.4	9.9	10.2
Interest expense, net	6.5	6.4	6.6	6.4
Extinguishment of debt	0.3	--	3.8	--

(Loss) income before taxes	4.5	5.0	(0.5)	3.8
(Benefit) provision for income taxes	2.2	2.1	(0.2)	1.6

Net (loss) income	2.3	2.9	(0.3)	2.2

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006 were $151.5 million, an increase of $5.1 million, or 3.5%, versus net sales of $146.4 million for the three months ended September 30, 2005. The sales increase was primarily the result of a $2.1 million, or 1.6%, same-center sales growth and a $2.7 million, or 22.8%, increase in external sales at our distribution segment.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2006 was $76.2 million, or 50.3% of net sales, an increase of $1.6 million, or 2.1%, over $74.6 million, or 51.0% of net sales for the same period in the prior year. The decrease in cost of goods sold, as a percentage of net sales, was due to labor decreasing from 20.7% of net sales in the prior period to 19.6% of net sales in the current period, partially offset by increased cost of materials. Labor, as a percentage of net sales, decreased due to one less work day and the increased sales volume. Materials costs increased due to inflationary factors and increased external sales at our distribution segment.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $3.0 million to $54.6 million, or 36.0% of net sales, from $51.6 million, or 35.3% of net sales, for the three months ended September 30, 2005. The increase was principally due to a $2.0 million increase in variable compensation and a $1.0 million increase in the investments in IN, Inc. and Linkia.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2006 was $3.6 million versus $3.4 million for the three months ended September 30, 2005. This increase was primarily due to the depreciation of computer related assets and amortization of leasehold improvements.

Income from Operations. As a result of the above, income from operations for the three month periods ended September 30, 2006 and 2005 was $17.1 million and $16.7 million, respectively. Income from operations, as a percentage of net sales, was 11.3% which was comparable with the prior year’s 11.4%.

Interest Expense, Net. Interest expense in the three months ended September 30, 2006 increased to $9.9 million compared to $9.4 million in the three months ended September 30, 2005 due to higher variable interest rates and an increase in the outstanding debt balance which was used to finance the 7% Redeemable Preferred call and cover the May 2006 refinancing costs.

Extinguishment of Debt. During the three months ended September 30, 2006, we recognized $0.5 million in additional costs related to our second quarter debt and preferred stock refinancing.

Income Taxes. Income taxes of $3.3 million were recognized for the three months ended September 30, 2006 compared to an expense of $3.0 million for the same period of the prior year. The effective tax rate for the three months ended September 30, 2006 was 48.6% compared to 41.1% for the three months ended September 30, 2005. The increase in the effective tax rate in the 2006 period resulted primarily from lower than anticipated annual earnings, resulting from expenses related to the refinancing, combined with certain non-deductible expenses.

Net Income. As a result of the above, we recorded a net income of $3.5 million for the three months ended September 30, 2006, compared to $4.3 million for the same period in the prior year.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Sales. Net sales for the nine months ended September 30, 2006 were $444.8 million, an increase of $15.8 million, or 3.7%, versus net sales of $429.0 million for the nine months ended September 30, 2005. The sales increase was the result of a $7.2 million, or 1.8%, same-center sales growth and a $9.3 million, or 28.0%, increase in external sales at our distribution segment, offset by a $0.7 million decline as a result of closed practices primarily due to the effects of the hurricanes in 2005.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2006 was $221.8 million, an increase of $8.0 million, or 3.7%, over $213.8 million for the same period in the prior year. The increase was the result a $7.9 million increase in cost of materials due primarily to the increase in external sales at our distribution segment, which has a higher materials cost than our patient-care centers segment, coupled with an increase in purchases at our patient-care centers segment. Cost of goods sold as a percentage of net sales was the same as the prior year’s 49.8%.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $6.9 million to $167.9 million, or 37.8% of net sales, from $161.0 million, or 37.6% of net sales, for the nine months ended September 30, 2005. The increase was principally due to a $5.7 million increase in labor costs related to merit increases, increased variable compensation and health insurance costs, $2.7 million investment in IN, Inc. and Linkia, and $1.0 million increase in rent and occupancy, offset by a $2.9 million decrease in bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2006 was $11.1 million versus $10.4 million for the nine months ended September 30, 2005. This increase was primarily due to the depreciation of computer related assets and amortization of leasehold improvements.

Income from Operations. As a result of the above, income from operations for the nine months ended September 30, 2006 was $44.0 million compared to $43.8 million for the nine months ended September 30, 2005. Income from operations, as a percentage of net sales, decreased to 9.9% for the nine months ended September 30, 2006 versus 10.2% for the prior year’s comparable period primarily as a result of the fluctuation in cost of goods sold, as discussed above.

Interest Expense, Net. Interest expense in the nine months ended September 30, 2006 increased to $29.3 million compared to $27.6 million in the nine months ended September 30, 2005 due to higher variable interest rates as well as the recognition of interest expense on both the old and refinanced debt instruments during part of the nine month period.

Extinguishment of Debt. In May 2006, we completed a refinancing of substantially all of our outstanding debt and preferred stock. In conjunction with this transaction, a $17.0 million loss on extinguishment of debt was recorded.

Income Taxes. The Company provided a benefit of $0.7 million for the nine months ended September 30, 2006 compared to an expense of $6.7 million for the same period of the prior year. The change in the income tax provision (benefit) was primarily the result of the loss on extinguishment of debt, which caused a decrease in the book income in the current year.

Net Income. As a result of the above, we recorded a net loss of $1.4 million for the nine months ended September 30, 2006, compared to net income of $9.5 million for the same period in the prior year.

Restructuring and Integration Costs

The following summarizes the components of the restructuring reserve and the remaining balances:

Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2005	$220
Spending	(73)

Balance at September 30, 2006	147
2004 Restructuring Reserve
Balance at December 31, 2005	161
Spending	(71)

Balance at September 30, 2006	90

2001 and 2004 Restructuring Reserves	$237

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. At September 30, 2006, the remaining reserve of $0.1 million is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, we adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged, approximately $0.3 million in lease costs were paid, the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. At September 30, 2006, the remaining reserve of $0.1 million is adequate to provide for the lease costs which are expected to be paid through April 2008.

Financial Condition, Liquidity, and Capital Resources

Our working capital at September 30, 2006 was $153.6 million compared to $135.6 million at December 31, 2005. Working capital increased principally as a result of the increase in prepaid expenses and cash on hand, coupled with a decrease in accounts payable and accrued compensation. Prepaid expenses increased principally due to the recognition of an income tax receivable and cash on hand increased as a result of improved accounts receivable collections. Accounts payable decreased as a result of normal business flows and accrued compensation decreased due to the payment of bonuses and the realignment of the variable compensation plan. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the nine months ended September 30, 2006, decreased to 59 days, compared to 65 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing and standard workflow protocols. Our ratio of current assets to current liabilities was 3.7 to 1 at September 30, 2006 compared to 3.1 to 1 at December 31, 2005. At September 30, 2006 the Company did not have any outstanding Revolving Credit Facility balance.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $8.1 million, compared to net cash provided by operating activities of $13.4 million for the nine months ended September 30, 2005. The current year operating cash flows included payment of $11.9 million of premiums related to the refinancing of certain debt instruments. In addition, the current year operating cash flows reflected improved collections coupled with the recognition of income taxes receivable as a result of the net loss for the period, offset by an increase in interest payments due to the debt refinancing and the quarterly payment of the variable compensation plan.

Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2006, versus $8.6 million for the same period in the prior year. Cash used in investing activities was principally related to the purchase of computer related assets, machinery and equipment and leasehold improvements.

Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2006, compared to $4.9 million for the nine months ended September 30, 2005. The increase in cash provided by financing activities was primarily due to the debt refinancing, as discussed below.

On May 26, 2006, we refinanced our debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. We also established a new $75.0 million revolving credit facility, which was unused at September 30, 2006. The proceeds from these instruments were used to retire (i) $200.0 million of the 10 3/8% Senior Notes; (ii) $15.6 million of the 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, we incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

The Revolving Credit Facility and the Term Loan require compliance with various covenants, including, but not limited to, a minimum consolidated interest coverage ratio, a maximum total leverage ratio and a maximum annual capital expenditure limit. At September 30, 2006, we are in compliance with these covenants.

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we continually evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $40.0 million in acquisitions, annually, by the terms of the Revolving Credit Facility. At September 30, 2006, we have $72.8 million available under the Revolving Credit Facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit approximating $2.2 million.

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2006:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
(In thousands)
Long-term debt	$1,384	$5,484	$4,644	$3,152	$2,511	$394,831	$412,006
Interest payments on long-term debt	9,198	36,244	35,871	35,572	35,362	102,327	254,574
Operating leases	350	25,549	20,325	14,646	7,794	5,668	74,332
Capital leases	57	166	87	35	2	--	347
Other long-term obligations (1)	899	416	232	276	12,746	720	15,289

Total contractual cash obligations	$11,888	$67,859	$61,159	$53,681	$58,415	$503,546	$756,548

(1) Other long-term obligations consist primarily of IN, Inc.’s purchase commitment, amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of September 30, 2006, IN, Inc. had outstanding purchase commitments of approximately $0.5 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At September 30, 2006, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of September 30, 2006, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at September 30, 2006, as discussed in Note G to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At September 30, 2006, we had one contract outstanding which fixed LIBOR at 7.87% and is set to expire on December 29, 2006.

Presented below is an analysis of our financial instruments as of September 30, 2006 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan (the Revolving Credit Facility did not have an outstanding balance at September 30, 2006), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$14,614	$15,761	$16,909	$18,056	$19,203	$20,350	$21,497

	$14,614	$15,761	$16,909	$18,056	$19,203	$20,350	$21,497

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.      Legal Proceedings

On June 15, 2004, the Company announced that an employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the Audit Committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint recently filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a material adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.3 million and $0.7 million in net sales during the nine month period ended September 30, 2006 and the year ended 2005, respectively, or less than 0.5% of the Company’s net sales, for each period.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-7 15 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint. The plaintiffs’ opposition was filed on October 20, 2006, and the Company’s reply is due to be filed on or before November 29, 2006.

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

We incurred net losses for the nine month periods ended September 30, 2006 and for the year ended December 31, 2004 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the nine month period ended September 30, 2006 we generated a net loss of $1.4 million as a result of our debt refinancing. During the three month period ended September 30, 2006 and the year ended December 31, 2005, we generated net income of $3.5 million and $17.8 million, respectively. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.3% and 44.8% of our net sales for the three months ended September 30, 2006 and 2005, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. For the nine month periods ended September 30, 2006 and 2005, we derived 41.4% and 43.5%, respectively, in reimbursements from the programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels which will end December 31, 2006 on all O&P services. The effect of this legislation has been a downward pressure on our income from operations. We have, however, initiated certain purchasing and efficiency programs which we believe will minimize such effects. The freeze is scheduled to end on December 31, 2006 and we understand Congress has approved an increase in reimbursement levels for 2007.

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

As of September 30, 2006 and December 31, 2005, our accounts receivable over 120 days represented approximately 17.6% and 20.4% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. We did not record a book-to-physical inventory adjustment as a result of our October 1, 2005 inventory count. Because our income from operations percentage is based on our inventory levels, adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

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

HANGER ORTHOPEDIC GROUP, INC.
Dated: November 2, 2006	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: November 2, 2006	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: November 2, 2006	/s/ Thomas C. Hofmeister
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