Form 10-K
period 2006-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2007-03-16
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________.

Commission File Number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter.)

Delaware	84-0904275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Two Bethesda Metro Center (Suite 1200), Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code: (301) 986-0701

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Large accelerated filer |_|        Accelerated filer |X|        Non-accelerated filer |_|

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

        State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $183,786,432

        As of March 13, 2007, the registrant had 22,288,510 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Hanger Orthopedic Group, Inc.

PART I

ITEM 1. BUSINESS.

Business Overview

General

        We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 22% of the $2.5 billion O&P patient-care market, in the United States. In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

        For the years ended December 31, 2006 and 2005, our net sales were $598.8 million and $578.2 million, respectively. We recorded net income of $3.4 million and $17.8 million for the years ended December 31, 2006 and 2005, respectively. During 2006, we incurred a $17.0 million non-recurring expense related to a debt and preferred stock refinancing.

        We conduct our operation in two segments — patient care services and distribution. For the year ended December 31, 2005, net sales attributable to our patient-care services segment and distribution segment were $532.8 million and $45.4 million, respectively, and for the year ended December 31, 2006 net sales attributable to our patient-care services segment and distribution segment were $543.2 million and $55.4 million, respectively. See Note Q to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Services

        At December 31, 2006, we operated 618 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”).

        In our orthotics business, we design, fabricate, fit and maintain a wide range of standard and custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without one or more limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process and lower the cost of rehabilitation.

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

        Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that region.

Distribution

        Our distribution segment, SPS, is the largest distributor in the O&P market with a dedicated sales force and three distribution sites in the United States. SPS purchases and distributes O&P products to our patient-care centers as well as independent O&P providers.

Product Development

        In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Working with the inventors, IN, Inc. advances the design and manufacturing, the regulatory and clinical aspects of the technology and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s first product, the WalkAide System, has received U.S. Food and Drug Administration (“FDA”) approval and was released for sale through our patient care centers on May 1, 2006. In November 2006, we received ISO 13485 certification as well as the European CE Mark which are widely accepted quality management standards for medical devices and related services. During 2007 we anticipate developing additional distribution channels for the WalkAide, including cultivating international distributors and development of a direct sales force.

Provider Network Management

        Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia was created in 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage the O&P networks. In 2004, Linkia entered into its first contract and in September 2005, Linkia signed an agreement with CIGNA HealthCare that covers over nine million beneficiaries. We will continue the deployment of the Linkia network and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to positively impact patient-care center sales, as the CIGNA contract is phased in.

Industry Overview

        We estimate that the O&P patient care market in the United States is approximately $2.5 billion, of which we account for approximately 22%. The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

Competitive Strengths

        The combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 22% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology for sale in our practices and through distributors;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 56 O&P businesses since 1997, representing over 150 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

Business Strategy

        Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	continuing periodic patient evaluations to gauge patients’ device and service satisfaction;

-	improving the utilization and efficiency of administrative and corporate support services;

-	enhancing margins through continued consolidation of vendors and product offering; and

-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	Increase our market share and net sales by:

-	continued marketing of Linkia to regional and national providers and contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology;

-	expanding the breadth of products being offered out of our patient-care centers; and

-	increasing the number of practitioners through our residency program;

•	Develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare;

•	Continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line. The first new product, the WalkAide System, was released for sale on May 1, 2006;

•	Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Business Description

Patient Care Services

        As of December 31, 2006, we provided O&P patient care services through 618 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely manage each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

        Custom devices are fabricated by our skilled technicians using the plaster castings, measurements and designs made by our practitioners as well as utilization of our proprietary Insignia system. The Insignia system replaces plaster casting of a patient’s residual limb with the generation of a computer scanned image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. Training programs and scheduled follow-up and maintenance visits are used to provide post-fitting treatment, including adjustments or replacements as the patient’s physical condition and lifestyle change.

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

        Through IN, Inc. we also help develop products for sale both in our patient-care centers and through our distribution segment and a separate sales force. The first of IN, Inc.‘s line of functional electrical stimulation products, the WalkAide System, is a medical device designed to counter the lack of ankle dorsiflexion, commonly referred to as foot drop, in patients who have sustained damage to upper motor neurons or pathways to the spinal cord. The WalkAide System electrically stimulates the appropriate nerves and muscles. In addition to improving the patient’s gait, medical benefits of the WalkAide System may include increased mobility, prevention/retardation of disuse atrophy, increased local blood flow, muscle re-education and maintained or increased joint range of motion.

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

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. For the year ended December 31, 2006, 33.2% or approximately $55.4 million of SPS’ distribution sales were to third-party O&P services providers, and the balance of approximately $111.5 million represented intercompany sales to our patient-care centers. SPS inventories approximately 23,000 items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Georgia, and Texas, which allow us to deliver products via ground shipment anywhere in the United States within two business days.

Our distribution business enables us to:

•	lower our material costs by negotiating purchasing discounts from manufacturers;

•	reduce our patient-care center inventory levels and improve inventory turns through centralized purchasing control;

•	quickly access prefabricated and finished O&P products;

•	perform inventory quality control;

•	encourage our patient-care centers to use clinically appropriate products that enhance our profit margins; and

•	coordinate new product development efforts with key vendor “partners”.

        This is accomplished at competitive prices as a result of our direct purchases from manufacturers.

Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists.

Expansion

        We increase our market share primarily through acquisitions and opening of new satellites. Historically, we have acquired small to medium size O&P practices in new markets or in markets where we have a presence. These acquired patient-care centers are converted to Hanger practices and existing practitioners continue as Hanger employees, subject to non-compete agreements.

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

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Veterans Administration, in the aggregate, accounted for approximately 41.1%, 41.2% and 44.3% of our net sales in 2006, 2005 and 2004, respectively. These payors have set maximum reimbursement levels for O&P services and products. In November 2003, Congress enacted legislation that froze Medicare reimbursement levels for all O&P services at current levels for all of calendar 2004, 2005 and 2006. The result of this legislation was a downward pressure on our income from operations. We initiated purchasing and efficiency programs in an effort to minimize the effects of the legislation. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

        Through the course of business, we receive patient deposits on devices not yet delivered. At December 31, 2006 and 2005, we had received $0.8 million and $0.3 million, respectively, of deposits from our patients.

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

Provider Network Management

        During the second half of 2003, we created Linkia, the first provider network management service dedicated solely to serving the O&P market. The Linkia service focuses on partnering with healthcare insurance companies and providing management of their O&P services and needs principally through the establishment of a customized network of O&P patient care providers selected from our 618 patient-care centers as well as independent O&P providers nationwide. We believe the Linkia service offers health insurance companies a means to reduce administrative expenses through electronic billing, prior authorization, customer services and professional relations between its clients and the O&P providers. We target our Linkia sales efforts at the country’s largest insurance companies. In March of 2004, Linkia entered into its first contract and in September 2005, it signed an agreement with CIGNA HealthCare which covers nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to positively impact patient-care center sales, as the CIGNA contract is phased in.

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

        We have developed a centralized marketing department the goal of which is to augment the responsibilities of the individual practitioner, enabling the practitioner to focus more of his or her efforts on patient care. Our sales and marketing effort targets the following:

•	Marketing and Public Relations. Our objective is to increase the visibility of the “Hanger” name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•	Business Development. We have dedicated personnel in most of our regions of operation who are responsible for arranging seminars, clinics and forums to increase the individual communities’ awareness of the “Hanger” name. These business development managers (“BDM”) also meet with local referral and contract sources to help our practitioners develop new relationships in their markets. During 2006, regions in which these BDMs were operating experienced greater sales increases than regions without BDMs.

•	Insurance Contracts. Linkia is actively seeking contracts with national insurance companies to manage their network. We also have regional contract managers who negotiate with hospitals and regional payors.

•	Other Initiatives. We are constantly seeking and developing new technology and products to enable us to provide the highest quality patient-oriented care. We continue to use Insignia laser scanning system, which enables our practitioners to create and modify a computer-based scan of patients’ limbs to create more comprehensive patient records and a better prosthetic fit. Due to the improvement Insignia offers to our patient care, it has been an effective marketing tool for our practitioners. During 2006, the Company launched the WalkAide system for treatment of a condition commonly referred to as dropfoot. Management believes the product can broaden our traditional customer base and through distribution agreements may allow the Company to enter international markets.

Acquisitions

        In 2006, we acquired two additional O&P companies operating one patient-care center located in Mississippi. The aggregate purchase price paid by us for the 2006 acquisitions, excluding potential earn-out provisions, was $0.3 million. In 2005, we acquired five O&P companies operating a total of five patient-care centers located in Florida and Arizona. The aggregate purchase price paid by us for the 2005 acquisitions, excluding potential earn-out provisions, was $2.3 million. During 2004, we acquired six O&P companies operating a total of 37 patient-care centers located in Ohio, California, Kansas, Texas, Kentucky, Indiana and Colorado, for which we paid $23.0 million, excluding potential earn-out provisions.

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

Government Regulation

        We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business. In November 2003, Congress legislated a three-year freeze on reimbursement levels for all O&P services starting January 1, 2004. The effect of this legislation has been a downward pressure on our income from operations, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects. During 2006,Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

        Medical Device Regulation. We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“FDCA”) and accompanying regulations. With the exception of two products which have been cleared for marketing as prescription medical devices under section 510(k) of the FDCA, we believe that the products we distribute, including O&P medical devices, accessories and components, are exempt from the FDA’s regulations for pre-market clearance or approval requirements and from requirements relating to quality system regulation (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, establishment registration, and product listing; and we are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by the FDA for non-compliance with FDA requirements, we cannot assure that we would be found to be or to have been in compliance at all times. Non-compliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results of operations.

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

        Recognizing that the Antikickback Statute is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing certain business arrangements that will offer protection from scrutiny under the Antikickback Statute. These “Safe Harbors” describe activities which may be protected from prosecution under the Antikickback Statute, provided that they meet all of the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the Antikickback Statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states also have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

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

        Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare physician self-referral law (the “Stark Law”) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for “designated health services” – including prosthetic and orthotic devices and supplies – if the physician or the physician’s immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. An entity that furnishes designated health services pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such designated health services. Penalties for violating the Stark Law include denial of payment for the service, civil monetary penalties, and the possibility of being excluded from the Medicare or Medicaid programs.

        With respect to ownership/investment interests, there is an exception under the Stark Law for referrals made to a publicly traded entity in which the physician has an investment interest if the entity’s shares are traded on certain exchanges, including the New York Stock Exchange, and the entity had shareholders’ equity exceeding $75.0 million for its most recent fiscal year or as an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians who have ownership interests in our stock should not result in liability under the Stark Law.

        With respect to compensation arrangements, there are regulatory exceptions under the Stark Law that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer patients for designated health services. Unlike the Antikickback Statute, all of the elements of a Stark Law exception must be met in order for the exception to apply. We believe that our compensation arrangements with physicians comply with the Stark Law, either because the physician’s relationship fits fully within a regulatory exception or because the physician does not generate prohibited referrals. If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to sanctions under the Stark Law and applicable state self-referral laws.

        Certification and Licensure. Our practitioners and/or certain operating units may be subject to certification or licensure requirements under the laws of some states. Most states do not require separate licensure for practitioners.  However, several states currently require practitioners to be certified by an organization such as the American Board for Certification. The American Board for Certification conducts a certification program for practitioners and an accreditation program for patient-care centers.  The minimum requirements for a certified practitioner are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified practitioner and successful completion of certain examinations.  Minimum requirements for an accredited patient-care center include the presence of a certified practitioner and specific plant and equipment requirements.

        Some states may require licensure or registration of facilities that dispense or distribute prescription medical devices within or from outside of the state. In addition, some states may require a license or registration to provide services such as those offered by Linkia. We are in the process of meeting these requirements.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2006, we had an average of 3,303 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Residents	Technicians	Administrative	Distribution	Corporate and Shared Services
Hanger Prosthetics &	1,030	70	534	1,300	--	--
Orthotics, Inc.
Southern Prosthetic	--	--	--	--	118	--
Supply, Inc.
Hanger Orthopedic Group,	--	--	--	--	--	251
Inc.

        We have established an affiliation with the University of Connecticut pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only seven schools of this kind in the United States, and two under development. The program director is a Hanger employee, and our practitioners teach most of the courses. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in the other area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

        We also provide a series of ongoing training programs to improve the professional knowledge of our practitioners. For example, we have an annual Education Fair which is attended by over 520 of our practitioners and consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, basic accounting and business courses and other courses which allow the practitioners to fulfill their ongoing continuing education requirements.

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

ITEM 1A. RISK FACTORS.

We incurred net losses for the year ended December 31, 2004 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the years ended December 31, 2006 and 2005, however, we generated net income of $3.4 million and $17.8 million, respectively. We cannot assure that we will not incur net losses in the future.

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

We derived 41.1%, 41.2% and 44.3% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels which ended December 31, 2006 on all O&P services. The effect of this legislation was a downward pressure on our income from operations. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

As of December 31, 2006 and 2005, our accounts receivable over 120 days represented approximately 16.3% and 20.4% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2006, we recorded a $4.4 million decrease to inventory. We did not record a book-to-physical inventory adjustment as a result of our October 1, 2005 inventory count. Adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2. PROPERTIES.

        As of December 31, 2006, we operated 618 patient-care centers and facilities in 45 states and the District of Columbia. We own 19 buildings that house a patient-care center. The remaining centers are occupied under leases expiring between the years of 2007 and 2017. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

        The following table sets forth the number of our patient-care centers located in each state as of December 31, 2006:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	10	Louisiana	12	North Carolina	13
Arizona	31	Maine	3	North Dakota	2
Arkansas	5	Maryland	8	Ohio	33
California	72	Massachusetts	9	Oklahoma	11
Colorado	16	Michigan	5	Oregon	14
Connecticut	9	Minnesota	7	Pennsylvania	31
Delaware	1	Mississippi	10	South Carolina	11
District of Columbia	1	Missouri	21	South Dakota	2
Florida	38	Montana	6	Tennessee	14
Georgia	29	Nebraska	8	Texas	25
Illinois	26	Nevada	6	Utah	2
Indiana	12	New Hampshire	2	Virginia	6
Iowa	8	New Jersey	10	Washington	12
Kansas	12	New Mexico	6	West Virginia	9
Kentucky	10	New York	27	Wisconsin	11
				Wyoming	2

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.6 million and $0.7 million in net sales during 2006 and 2005, respectively, or less than .5% of the Company’s net sales, for each year.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-7 15 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserts that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint. The motion to dismiss is fully briefed and oral argument took place on February 21, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	62	Chairman of the Board, Chief Executive Officer and Director
Thomas F. Kirk	61	President, Chief Operating Officer and Director
Richmond L. Taylor	58	Executive Vice President, President and Chief Operating Officer
		of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc.
George E. McHenry	54	Executive Vice President and Chief Financial Officer
Ron N. May	60	President and Chief Operating Officer of
		Southern Prosthetic Supply, Inc.
Thomas C. Hofmeister	40	Vice President and Chief Accounting Officer
Hai Tran	37	Vice President and Treasurer
Marion L. Mullauer	54	Vice President and Chief Information Officer
Brian A. Wheeler	46	Vice President, Human Resources
John J. Rush, MD	46	Vice President and Chief Medical Officer

        Ivan R. Sabel, CPO has been our Chairman of the Board of Directors and Chief Executive Officer since August 1995 and was our President from November 1987 to January 2002. Mr. Sabel also served as the Chief Operating Officer from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President, Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by us in 1986. Mr. Sabel is a Certified Prosthetist and Orthotist (“CPO”), a former clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Government Relations Committee of the American Orthotic and Prosthetic Association (“AOPA”), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee, a current member of the U.S. Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves as a member of the Medical Advisory Board of DJ Orthopedics, Inc., a manufacturer of knee braces. Mr. Sabel has been a director since 1986. Mr. Sabel holds a B.S. in Prosthetics and Orthotics from New York University.

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

        Hai V. Tran  has been our Vice President and Treasurer since May of 2006.  From February 2002 until he joined us in May of 2006, Mr. Tran was the Senior Vice President of Strategic Development for Cadmus Communications Corporation.  Prior to joining Cadmus, he held several finance and operations positions in various industries including technology, software, retail and consumer products.  Mr. Tran holds a B.S. degree in Electrical Engineering from the University of Virginia and a Masters in Business Administration from the University of Richmond.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol “HGR.” The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2006	High	Low
First Quarter	$7.16	$5.67
Second Quarter	8.70	6.52
Third Quarter	8.60	6.58
Fourth Quarter	7.76	6.47

Year Ended December 31, 2005	High	Low
First Quarter	$8.08	$5.83
Second Quarter	6.35	4.59
Third Quarter	8.58	5.27
Fourth Quarter	7.70	5.51

Holders

        At March 13, 2007, there were approximately 343 holders of record of our common stock.

Dividend Policy

        We have never paid cash dividends on our common stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in our business. The terms of our agreements with our financing sources and certain other agreements prohibit the payment of dividends on our common stock and such agreements will continue to prohibit the payment of dividends in the future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

Equity Compensation Plans

        The following table sets forth information as of December 31, 2006 regarding our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans:
approved by security holders	2,577,394	$10.65	2,469,734
not approved by security holders	406,000	5.95	N/A

Total	2,983,394		2,469,734

Sales of Unregistered and Registered Securities

        Pursuant to the terms of the Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, the Company issued and sold $50 million in aggregate liquidation preference of its Series A Convertible Preferred Stock to Lehman Brothers Inc. and Citigroup Global Markets Inc. for resale to Ares Corporate Opportunities Fund L.P., a private equity fund, in a private transaction effected on May 26, 2006. The sale of Series A Convertible Preferred Stock was made in reliance upon the private offering exemption from registration provided by Section 4(2) of the Securities Act. The Company received $48.3 million of estimated net proceeds, net of transaction costs, from the sale of the Series A Convertible Preferred Stock. Reference is made to the Company’s Current Reports on Form 8-K filed on May 8, 2006 and May 30, 2006, for additional information relating to the conversion and certain other terms of the Series A Convertible Preferred Stock.

        During the years ended December 31, 2005 and 2004, we issued no securities without registration under the Securities Act of 1933 (“Securities Act”).

Issuer Purchases of Equity Securities

        The outstanding shares of 7% Redeemable Preferred Stock were redeemed on May 26, 2006 for $64.7 million.

STOCK PERFORMANCE CHART

        The annual changes for the five-year period shown in the graph shown on this page are based on the assumption that $100 had been invested in Hanger stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Small Cap Stock Index. the Russell 2000 Stock Index and a company determined peer group index on December 31, 2001, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent that such investments would have had on December 31,2006.

	2001	2002	2003	2004	2005	2006
Hanger Orthopedic Group, Inc.	$ 100.00	$ 219.17	$ 259.50	$ 135.00	$ 95.17	$ 125.50

S & P 500	$ 100.00	$ 76.63	$ 96.85	$ 105.56	$ 108.73	$ 123.54

S&P SmallCap 600	$ 100.00	$ 84.68	$ 116.47	$ 141.61	$ 151.03	$ 172.29

RUSSELL 2000	$ 100.00	$ 78.42	$ 114.00	$ 133.38	$ 137.81	$ 161.24

Peer Group Index	$ 100.00	$ 70.18	$ 105.41	$ 111.15	$ 83.10	$ 85.42

Assumes $100 invested on December 31, 2001.

(1)	Total return assumes reinvestment of dividends and based on market capitalization.
(2)	Fiscal year ending December 31.
(3)	The four issuers of common stock included in the peer group index are VistaCare, Inc., Continucare Corp., RehabCare Group, Inc. and Medcath Corp. Continucare Corp. was added to our peer group index to replace Renal Care Group, Inc., which was merged with an affiliate of Fresenius Medical Care on March 31, 2006.

PART II

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto that are included in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data: (In thousands, except per share data)	2006	2005	2004	2003	2002
Net sales	$598,766	$578,241	$568,721	$547,903	$525,534
Cost of goods sold (exclusive of depreciation and amortization)	300,065	283,591	275,961	258,383	247,068
Selling, general and administrative	221,592	219,454	218,689	195,516	185,087
Depreciation and amortization	14,670	13,920	13,531	10,690	9,892
Other charges (1)	--	--	45,808	(213)	1,860

Income from operations	62,439	61,276	14,732	83,527	81,627
Interest expense	38,643	37,141	34,558	36,278	38,314
Extinguishment of debt (2)	16,953	--	--	20,082	4,686

Income (loss) before taxes	6,843	24,135	(19,826)	27,167	38,627
Provision for income taxes	3,409	6,382	3,568	11,521	15,635

Net income (loss)	3,434	17,753	(23,394)	15,646	22,992
Preferred stock dividend and accretion	7,518	5,892	4,587	5,342	5,202
Premium paid and loss on redemption of preferred stock (3)	--	--	--	2,120	--

Net income (loss) applicable to common stock	$(4,084)	$11,861	$(27,981)	$8,184	$17,790

Basic Per Common Share Data
Net income (loss)	$(0.19)	$0.55	$(1.30)	$0.39	$0.91

Shares used to compute basic per common share amounts	21,981	21,695	21,474	20,813	19,535

Diluted Per Common Share Data (4)
Net income (loss)	$(0.19)	$0.53	$(1.30)	$0.37	$0.83

Shares used to compute diluted per common share amounts	21,981	22,232	21,474	22,234	21,457

(1) The 2004 results includes goodwill impairment recognized as a result of an interim impairment. The 2003 results reflect the write-off of $0.2 million of restructuring accruals on lease payments that were renegotiated. The 2002 results include payments made to a prior workman’s compensation carrier related to claims for the 1995 through 1998 policy years and a non-cash charge related to the write-off of abandoned leaseholds of $1.3 million and $0.6 million, respectively.

(2) The 2006 charge of $17.0 million relates to the debt and preferred stock refinancing. The 2003 charge of $20.1 million relates to the tender offer for the purchase of the Senior Subordinated Notes. The 2002 charge of $4.7 million relates to the write-off of debt issuance costs as a result of extinguishing $228.4 million of bank debt in connection with the issuance of 10 3/8% Senior Notes with a principal amount of $200.0 million due 2009 and the establishment of a $75.0 million senior secured revolving line of credit.

(3) The 2003 amount relates to the repurchase of 22,119 shares of Redeemable Convertible Preferred Stock.

(4) For 2006 and 2004, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2006 and 2004.

Balance Sheet Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
(In thousands)
Cash and cash equivalents	$23,139	$7,921	$8,351	$15,363	$6,566
Working capital	157,208	135,551	126,273	141,273	125,245
Total assets	719,122	704,467	703,306	738,348	710,803
Total debt	410,624	378,431	393,111	409,436	383,282
Redeemable convertible
preferred stock	47,654	61,942	56,050	51,463	75,941
Shareholders’ equity	167,677	165,242	152,016	178,075	166,244

Other Financial Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
(In thousands)
Capital expenditures	$12,827	$8,759	$19,454	$17,932	$9,112
Net cash provided by (used in):
Operating activities	$24,037	$25,741	$49,094	$59,892	$47,534
Investing activities	(13,212)	(11,247)	(35,949)	(27,477)	(18,012)
Financing activities	4,393	(14,924)	(20,157)	(23,618)	(32,999)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Overview

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Through our subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our subsidiary Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force. The first such product was available for sale starting May 1, 2006 for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), is a provider network management company.

We have increased our net sales during the past two years principally through acquisitions of patient-care centers, increased distribution revenues, sales generated by the two national contracts signed by our Linkia subsidiary and by opening new patient-care centers. We strive to improve our local market position to enhance operating efficiencies and generate economies of scale. We generally acquire small and medium-sized O&P patient-care businesses and open new patient-care centers to achieve greater density in our existing markets.

We conduct our operations in two segments — patient-care centers and distribution.

Patient Care

At December 31, 2006, we operated 618 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”).

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

Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that region.

Product Development

In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. advances the design and manufacturing and regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s. first product, the WalkAide System, has received FDA approval and was released for sale on May 1, 2006.

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia was created by us during 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage their O&P networks. In 2004, Linkia entered into its first contract, and in September 2005, Linkia signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to increasingly impact sales, as the CIGNA contract is phased in on a geographic basis through early 2007.

Distribution

Our distribution segment, SPS, is the largest distributor in the O&P market with a dedicated sales force and current product catalogue. SPS purchases and distributes O&P products to our patient-care centers as well as independent O&P providers. SPS maintains three distribution sites throughout the U.S. to facilitate prompt shipping.

Results and Outlook

Net sales for the year ended December 31, 2006 increased by $20.6 million, or 3.6%, to $598.8 million from $578.2 million in the prior year. The sales growth was principally the result of an $11.8 million, or 2.2%, increase in same-center sales in our patient care business, and a $10.0 million, or 22.0%, increase in sales of our distribution segment. The sales increases were offset by a $1.4 million decrease as a result of closed patient care centers primarily due to the effects of the hurricanes in 2005. Cost of goods sold for the year increased by $16.5 million to $300.1 million, or 50.1% of net sales, compared to $283.6 million, or 49.0% of net sales, in the prior year principally due to the sales increases, inflationary factors and a slight change in sales mix at our patient care centers.

Income from operations increased by $1.1 million for the year ended December 31, 2006, to $62.4 million from $61.3 million in the same period of the prior year due principally to the sales increase, offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.1 million due primarily to a $2.7 million increase in labor costs from merit increases and increased health insurance costs, and a $3.6 million increase in the investments in our growth initiatives, offset by a $3.7 million decrease in bad debts.

In May 2006, we refinanced all of our outstanding bank and bond indebtedness and convertible preferred stock utilizing the proceeds from a $50 million private placement of 3.33% convertible perpetual preferred stock, a new $230 million senior secured term loan and a private offering of $175 million of senior unsecured notes. We also established a $75 million revolving credit facility at the close of the transaction. At December 31, 2006, the Company had $72.8 million available under the Revolving Credit Facility. Availability under the Company’s revolving line of credit is net of standby letters of credit approximating $2.2 million. In connection with this transaction, we incurred a $17.0 million charge to earnings related to the early extinguishment of debt which had a negative impact on our net income.

We continue to improve upon our cash collections. Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment, decreased to 61 days at the end of 2006 compared to 64 days in the prior year. The decrease in DSO is due to continued efforts at he patient-care centers to target collections as well as other work flow enhancements.

We expect to see an increase in our sales volume over the next year as a result of the increase in Medicare reimbursement, continued roll out of Linkia national contracts, sales from IN, Inc.‘s WalkAide and growth from our distribution segment. We will also continue our efforts to counter the cyclical trends and challenges present in our market by undertaking several specific initiatives:

•	continued marketing of the Linkia model to national and large regional insurance carriers;
•	the utilization of our centralized billing system, OPS, to analyze related O&P procedures in an effort to provide comprehensive services;
•	the rollout of the “People in Motion” program, which introduces potential patients to new O&P technology;
•	the introduction of new products by entering into exclusive distribution contracts with O&P product manufacturers; and
•	continuing discussions with rehabilitation providers to enable us to provide more comprehensive O&P services.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

December 31, 2006
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$27,957	$15,730	$9,866	$53,553
Private pay	3,111	1,310	1,222	5,643
Medicaid	4,639	3,686	2,778	11,103
Medicare	13,796	5,908	2,978	22,682
VA	833	435	177	1,445

	$50,336	$27,069	$17,021	$94,426

December 31, 2005
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$37,626	$8,117	$9,898	$55,641
Private pay	6,156	1,981	3,534	11,671
Medicaid	9,000	2,637	3,587	15,224
Medicare	9,321	2,156	4,353	15,830
VA	1,162	232	176	1,570

	$63,265	$15,123	$21,548	$99,936

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

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the interim reporting periods. Cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these inventory adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Property, Plant and Equipment: We record property, plant and equipment at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 years

Computers and software	5 years

Buildings	10 to 40 years

Assets under capital leases	Shorter of asset life or term of lease

Leasehold improvements	Shorter of asset life or term of lease

We capitalize internally developed computer software costs incurred during the application development stage in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

•	Goodwill and Other Intangible Assets: Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment when events or circumstances indicate that the carrying value of the reporting units may not be recoverable, or, at a minimum, annually. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. As of October 1, 2006, our test did not result in an impairment charge.

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

•	Deferred Tax Assets (Liabilities): We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income tax asset or liabilities are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation: Stock-based compensation is accounted for using the grant-date fair value method. Compensation expense is recognized ratably over the service period. We estimate a 0% forfeiture rate for unvested options, as they relate to director awards and we do not foresee any director terminations prior to vesting. Based on the history of restricted stock forfeitures, we do not believe future forfeitures will have a material impact on future compensation expense or earnings per share.

•	Supplemental Executive Retirement Plan: Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at December 31:

	2006	2005
Discount rate	5.75%	5.50%
Average rate of increase in compensation	3.00%	3.00%

We believe the assumptions used are appropriate. However, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

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

We adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123 and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the years ended December 31, 2006 and 2005, we recognized $2.2 and $1.1 million, respectively, in compensation expense.

Additionally, effective January 1, 2006, we transferred the balance of unearned compensation, on the consolidated balance sheets, to additional paid-in-capital.

The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those awards that were outstanding upon adoption of SFAS 123R.  The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of stock-based compensation and to determine the subsequent impact of the tax effects of stock-based compensation awards on the capital-in-excess-of-par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (“excess tax benefits”) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years. Total unrecognized compensation cost related to restricted shares of common stock was approximately $6.9 million as of December 31, 2006 and the weighted-average period over which it is expected to be recognized is approximately 3 years.

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

Also in September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement’s provisions related to the recognition of the funded status of a defined benefit postretirement plan and required disclosures are effective for fiscal years ending after December 15, 2006. Additionally, the requirement to measure the plan assets and the benefit obligation as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 did not have a material effect on our financial statements as our defined benefit plan is unfunded and the benefit obligation related to that plan is measured on an annual basis and recorded as a liability under existing GAAP.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial LiabilitiesFair Value Measurements(“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires us to recognize, in our financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items of our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.1	49.0	48.5
Selling, general and administrative	36.9	38.0	38.4
Depreciation and amortization	2.5	2.4	2.4
Other charges	--	--	8.1

Income from operations	10.5	10.6	2.6
Interest expense, net	6.5	6.4	6.1
Extinguishment of debt	2.8	--	--

Income (loss) before taxes	1.2	4.2	(3.5)
Provision for income taxes	0.6	1.1	0.6

Net income (loss)	0.6	3.1	(4.1)

Year ended December 31, 2006 compared with the year ended December 31, 2005

Net Sales. Net sales for the year ended December 31, 2006 were $598.8 million, an increase of $20.6 million, or 3.6%, versus net sales of $578.2 million for the year ended December 31, 2005. The net sales growth was the result of a $10.0 million, or 22%, increase in external sales of the distribution segment, an $11.8 million, or 2.2%, increase in same-center sales with the balance contributed from acquired patient-care centers.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2006 totaled $300.1 million, or 50.1% of net sales, compared to $283.6 million, or 49.0% of net sales, for the year ended December 31, 2005. The increase in cost of goods sold as a percentage of net sales was due to sales increases, inflationary factors and a slight change in sales mix at our patient care centers.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2006 totaled $221.6 million, or 36.9% of net sales, which was $2.1 million higher than the prior year amount of $219.5 million, or 38.0% of net sales. The increase in selling, general and administrative expenses was primarily due to (i) $2.7 million in labor costs as a result of the annual rate changes and increased healthcare insurance costs; and (ii) $3.6 million in expenditures to support growth initiatives including Linkia and IN, Inc.; offset by a $3.7 million reduction in bad debts.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2006 amounted to $14.7 million, a 5.4% increase in such costs from $13.9 million for the year ended December 31, 2005. The increase in depreciation and amortization is the result of $4.4 million of leasehold improvements, $4.3 million of computer software and peripherals, and $2.2 million of machinery and equipment, being placed in service during the year. These additions contributed $0.4 million, $0.3 million and $0.2 million, respectively, to the increase in depreciation and amortization. The computer software and peripheral additions resulted from several IT initiatives which continue to focus on improving functionality of existing systems and networks.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2006 was $62.4 million compared to $61.3 million for the year ended December 31, 2005. Income from operations as a percentage of net sales decreased by 0.1% to 10.5% for the year ended December 31, 2006 from 10.6% for the year ended December 31, 2005.

Interest Expense. Interest expense for the year ended December 31, 2006 was $38.6 million, an increase of $1.5 million from the $37.1 million incurred in 2005. The increase in interest expense was attributable to an increase in amounts borrowed resulting from refinancing and several days of duplicate interest as the old debt was defeased.

Extinguishment of Debt. In May 2006, we completed a refinancing of substantially all our outstanding debt and preferred stock. In conjunction with this transaction, a $17.0 million loss on extinguishment of debt was recorded.

Income Taxes. The provision for income taxes for the year ended December 31, 2006 was $3.4 million, or 49.8% of pretax income, compared to $6.4 million, or 26.4% of pretax income, for the year ended December 31, 2005. The 2006 tax rate was unfavorably impacted by additional tax expense associated with adjustments relating to prior years’ state tax expense and non-deductible expenses which remained constant as compared to reduced book income. The year ended December 31, 2005 was favorably impacted primarily by $3.7 million of previously reserved state net operating loss carryforwards, net of certain discrete tax items. The adoption of FAS 123R did not materially impact income taxes in 2006.

Net Income. As a result of the above, we recorded net income of $3.4 million for the year ended December 31, 2006, compared to net income of $17.8 million in the prior year.

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

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2005 totaled $219.5 million, or 38.0% of net sales, which was $0.8 million, or 0.4%, higher than the prior year amount of $218.7 million, or 38.4% of net sales. The increase in selling, general and administrative expenses was primarily due to (i) $5.1 million in labor costs as a result of the annual rate changes and increased healthcare insurance costs; (ii) $1.9 million in other expenses including rent and occupancy and other professional fees; and (iii) $1.7 million in expenditures to support growth initiatives including Linkia and IN, Inc.; offset by a $7.9 million reduction in bonus expense.

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

Restructuring and Integration Costs

The following summarizes the components of the restructuring reserve and the remaining balances:

	Employee Severance Costs	Lease Termination and other Exit Costs	Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2004	$--	$254	$254
Spending	--	(34)	(34)

Balance at December 31, 2005	--	220	220
Spending	--	(182)	(182)

Balance at December 31, 2006	--	38	38

2004 Restructuring Reserve
Balance at December 31, 2004	29	398	427
Spending	(29)	(237)	(266)

Balance at December 31, 2005	--	161	161
Spending	--	(86)	(86)

Balance at December 31, 2006	--	75	75

2001 and 2004 Restructuring Reserves	$--	$113	$113

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. At December 31, 2006, the remaining reserve is adequate to provide for the lease costs which are expected to be paid through October 2012.

2004 Restructuring Reserve

During the first quarter of 2004, we adopted a restructuring plan as a result of acquiring an O&P company. The restructuring plan includes estimated expenses of $0.7 million related to the closure/merger of nine facilities and the payment of severance costs to 20 terminated employees.

As of December 31, 2005, all of the nine patient-care centers had been closed/merged, approximately $0.3 million in lease costs were paid, the employment of 11 employees had been terminated and $0.1 million of severance payments had been paid. At December 31, 2006, the remaining reserve is adequate to provide for the lease costs which are expected to be paid through April 2008.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at December 31, 2006 was $157.2 million compared to $135.6 million at December 31, 2005. Working capital increased principally as a result of the increase in prepaid expenses and cash on hand, offset by a decrease in accounts receivable coupled with a decrease in accounts payable, accrued expenses and accrued interest. Prepaid expenses increased principally due to the increase in prepaid insurance and cash on hand increased as a result of improved accounts receivable collections and the debt refinancing. Accounts payable and accrued expenses decreased as a result of normal business flows and accrued interest decreased due to the change in the timing of the payments as a result of the refinancing of certain debt instruments. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for year ended December 31, 2006, decreased to 61 days, compared to 64 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing and standard workflow protocols. The ratio of current assets to current liabilities was 3.7 to 1 at December 31, 2006 compared to 3.1 to 1 at December 31, 2005. Availability under our revolving line of credit increased to $72.8 million at December 31, 2006 compared to $72.1 million at December 31, 2005. Availability under our revolving line of credit is net of standby letters of credit approximating $2.2 million. At December 31, 2006 the Company did not have any outstanding Revolving Credit Facility balance.

Net cash provided by operating activities was $24.0 million for the year ended December 31, 2006, versus $25.7 million in the prior year. The current year operating cash flows included payment of $11.9 million of premiums related to the refinancing of certain debt instruments. In addition, the current year operating cash flows reflected improved collections offset by an increase in interest payments due to the debt refinancing and the quarterly payment of the variable compensation plan.

Net cash used in investing activities was $13.2 million for the year ended December 31, 2006, versus $11.2 million in the prior year. Cash used in investing activities was principally related to the purchase of computer related assets, machinery and equipment and leasehold improvements.

Net cash provided by financing activities was $4.4 million for the year ended December 31, 2006 compared to net cash used of $14.9 million for the year ended December 31, 2005. The increase in cash provided by financing activities was primarily due to the debt refinancing, as discussed below.

Debt

On May 26, 2006, we refinanced our debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility(variable rate of 7.87% at December 31, 2006); and (iii) $50.0 million of Series A Convertible Preferred Stock. We also established a new $75.0 million revolving credit facility, which was unused at December 31, 2006. The proceeds from these instruments were used to retire (i) $200.0 million of the 10 3/8% Senior Notes; (ii) $15.6 million of the 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, we incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

The following summarizes our debt balance at December 31:

	2006	2005
(In thousands)
Revolving Credit Facility	$--	$5,000
Term Loan	228,852	146,625
10 3/8% Senior Notes due 2009 (1)	--	201,605
11 1/4% Senior Subordinated Notes due 2009	--	15,562
10 1/4% Senior Notes due 2014	175,000	--
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	6,772	9,639

	410,624	378,431
Less current portion	(5,386)	(4,466)

	$405,238	$373,965

(1) At December 31, 2005, the outstanding amount includes $1.6 million of interest rate swap termination income that was recognized, as a reduction of interest expense, using the effective interest method during 2006 and over the remaining life of the Senior Notes.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio; (ii) maximum total leverage ratio; and (iii) maximum annual capital expenditures. At December 31, 2006, the Company was in compliance with these covenants. As of December 31, 2006, the Company has not made draws on the Revolving Credit Facility and has $72.8 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $2.2 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. At December 31, 2006, the interest rate on the Term Loan was 7.87%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. Effective March 12, 2007, the Company secured certain amendments to its existing Senior Secured Credit Facility that includes reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006.

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

Except as discussed above, the notes are not redeemable at the Company’s option prior to September 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $40.0 million in acquisitions annually by the terms of the Revolving Credit Facility agreement. At December 31, 2006 we have $72.8 million available under the Revolving Credit Facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit approximating $2.2 million.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
(In thousands)
Long-term debt	$5,484	$4,644	$3,152	$2,511	$2,482	$392,351	$410,624
Interest payments on long-term debt	35,310	35,135	34,960	34,784	34,609	66,411	241,209
Operating leases	27,836	22,217	16,647	9,771	5,159	2,966	84,596
Capital leases	166	87	35	2	--	--	290
Other long-term obligations	906	232	276	12,746	--	720	14,880

Total contractual cash obligations	$69,702	$62,315	$55,070	$59,814	$42,250	$462,448	$751,599

Dividends.

The Series A Convertible Preferred Stock are entitled to cumulative dividends, accruing at an annual rate of 3.33% or $1.7 million, payable quarterly in arrears. We may elect to defer the payment of dividends otherwise payable on a dividend payment date. In such event, the amount of deferred dividends will be added to the stated value. Accrued but unpaid dividends will be payable upon our liquidation in cash and upon a Holder Conversion, at the option of the Holder, either in cash (to the extent permitted under applicable law and the terms of our indebtedness) or in additional shares of our common stock. Immediately prior to the occurrence of an acceleration event prior to the fifth anniversary of the original issue date, the stated value of each share of Series A Convertible Preferred Stock will be increased by an amount per share equal to all dividends that would otherwise be payable on a share of Series A Convertible Preferred Stock on each dividend payment date on and after the occurrence of such acceleration event and prior to and including the fifth anniversary of the original issuance date.

Supplemental Executive Retirement Plan

In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2006; and have utilized the actuarial calculation as a basis for our benefit obligation liability.

The following weighted average assumptions used to determine the benefit obligation and net benefit cost at December 31 were as follows:

	2006	2005
Discount rate	5.75%	5.50%
Average rate of increase in compensation	3.00%	3.00%

The discount rate at December 31, 2006 of 5.75% represents a 25 basis point increase from the 5.5% discount rate used at December 31, 2005. The updated rate was actuarially determined and represents an average of pension liability indices.

Future payments under the supplemental executive retirement plan as of December 31, 2006 are as follows:

(In thousands)
2007	$--
2008	--
2009	--
2010	521
2011	945
Thereafter	6,598

$8,064

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of December 31, 2006, IN, Inc. had outstanding purchase commitments of approximately $0.3 million.

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

	2006	2005	2004		2003	2002
Patient-care centers	618	624	619		585	583
Revenue-generating O&P practitioners	1,034	1,021	1,020		955	962
Number of states (including D.C.)	46	46	45		45	45
Same-center net sales growth (decline)	2.2%	0.2%	(1.7	) %	1.6%	4.6%

(1) Represents the aggregate increase or decrease of our patient-care centers’ sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At December 31, 2006, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to fixed interest rate. (see Item 7A below.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of December 31, 2006, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at December 31, 2006, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2006, we had one contract outstanding which fixed LIBOR at 7.87% and expired on December 29, 2006.

Presented below is an analysis of our financial instruments as of December 31, 2006 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility (the revolving Credit Facility did not have an outstanding balance at December 31, 2006), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$14,006	$15,150	$16,294	$17,438	$18,583	$19,727	$20,871

Revolving Credit Facility	--	--	--	--	--	--	--

	$14,006	$15,150	$16,294	$17,438	$18,583	$19,727	$20,871

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

Quarterly Financial Data

2006	Quarter Ended (Unaudited)
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31 (1)
Net Sales	$140,445	$152,855	$151,549	$153,918
Income from Operations	10,915	15,999	17,121	18,404
Net Income	829	(5,724)	3,458	4,871
Basic per Common Share Net (Loss) Income	$(0.03)	$(0.42)	$0.07	$0.20
Diluted per Common Share Net (Loss) Income (2)	$(0.03)	$(0.42)	$0.07	$0.17

2005	Quarter Ended (Unaudited)
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31 (1)
Net Sales	$133,000	$149,654	$146,393	$149,193
Income from Operations	11,108	15,979	16,748	17,439
Net Income	1,335	3,816	4,323	8,279
Basic per Common Share Net (Loss) Income	$(0.00)	$0.11	$0.13	$0.31
Diluted per Common Share Net (Loss) Income (2)	$(0.00)	$0.11	$0.13	$0.30

(1) For the three month period ended December 31, 2006 includes: $4.4 million increase to cost of material resulting from the company’s physical inventory; $1.2 million of additional state tax expense related to prior periods; $1.1 million of recoveries from certain insurance payors related to claims recorded in prior periods; and $1.0 million reduction to health insurance liabilities recorded in prior periods.

(2) For 2006 and 2005, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the three month period ended March 31, 2006 and the three month period June 30, 2006, excludes the effect of the Series A Convertible Preferred Stock as it is considered anti-dilutive. For the three month period ended September 30, 2006 and the three month period ended December 31, 2006, includes the effect of the conversion of the Series A Convertible Preferred Stock as it is considered dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

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

(b)	Report of the Registrant's Independent Registered Public Accounting Firm

        Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2006, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Hanger Orthopedic Group, Inc.

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Three Years Ended December 31, 2006

Consolidated Statements of Changes in Shareholders’ Equity for the Three Years Ended December 31, 2006

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

See Part (b) of this Item 15.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Document

3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

3(b)	Certificate of Amendment of the Registrant's Certificate of Incorporation (which, among other things, changed the Registrant's corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Current Report on Form 10-K dated February 13, 1990.)

3(c)	Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.)

3(d)	Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant's Current Report on Form 8-K dated May 15, 1989.)

3(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of the Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) to the Registrant's Current Report on Form 8-K dated February 13, 1990.)

3(f)	Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(g)	Certificate of Designation, Rights and Preferences of 7% Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report of Form 8-K dated July 1, 1999.)

3(h)	Certificate of Elimination of Class A, B, C, D, E and F Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated July 1, 1999.)

3(i)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 15, 1989.)

3(j)	Certificate of Designations of Series A Convertible Preferred Stock filed by the Registrant with the Delaware Secretary of State on May 26, 2006 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

10(a)	1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Proxy Statement, dated July 28, 1999, relating to the Registrant's Annual Meeting of Stockholders held on September 8, 1999.)*

10(b)	1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191).)*

10(c)	Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997.)

10(d)	Asset purchase Agreement, dated as of May 8, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997.)

* Management contract or compensatory plan

10(e)	Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

10(f)	Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

10(g)	Stock Purchase Agreement, dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated July 15, 1999.)

10(h)	Amended and Restated 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 filed by the Registrant on June 29, 2006).*

10(i)	Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan of the Registrant. (Incorporated herein by reference to Appendix 3 to the Registrant's Proxy Statement, dated April 12, 2006, relating to the Registrant's Annual Meeting of Stockholders held on May 12, 2006.)*

10(j)	Master Amendment, dated as of October 9, 2004, between the Registrant, Seattle Systems, Inc.(formerly known as USMC Corp., the successor in interest to United States Manufacturing Company, LLC, and which merged with and into OPMC Acquisition Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc. (formerly known as Seattle Orthopedic Group, Inc.) (Incorporated herein by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10(k)	Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of September 2, 2005, among the Registrant, the lenders' signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K dated September 2, 2005.)

10(l)	Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference toExhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005.)

* Management contract or compensatory plan

10(m)	Supplemental Executive Retirement Plan, dated January 1, 2005 (Incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)*

10(n)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 26, 2006, among the Registrant, the lenders' signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on August 30, 2006.)

10(o)	Employment and Non-Compete Agreement, commencing as of April 1, 2006, between the Registrant and John Rush, M.D. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2005).*

10(p)	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10(q)	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Company. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10(r)	Purchase Agreement, dated as of May 23, 2006, between the Registrant and the Initial Purchasers named in Schedule I thereto relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

10(s)	Indenture, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and Wilmington Trust Company, as trustee, relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

10(t)	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and the initial purchasers named therein relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

* Management contract or compensatory plan

10(u)	Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(v)	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(w)	Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(x)	Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(y)	Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(z)	Amended and Restated Employment and Non-Compete Agreement, dated as of January 1, 2003, between the Registrant and Ron May. ( Filed herewith).*

10(aa)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Company. (Filed herewith.)*

10(bb)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Company. (Filed herewith.)*

10(cc)	First Amendment to Credit Agreement, by and among the Registrant, the Lender party thereto and Citicorp North America, Inc., dated as of March 12, 2007. (Filed herewith.)

21	List of Subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

* Management contract or compensatory plan

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: March 16, 2007	By: /s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 16, 2007	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: March 16, 2007	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: March 16, 2007	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)

Dated: March 16, 2007	/s/ Thomas F. Kirk
Thomas F. Kirk
President, Chief Operating Officer
and Director
Dated: March 16, 2007	/s/ Edmond E. Charrette, M.D.
Edmond E. Charrette, M.D.
Director
Dated: March 16, 2007	/s/ Thomas P. Cooper, M.D.
Thomas P. Cooper, M.D.
Director
Dated: March 16, 2007	/s/ Cynthia L. Feldmann
Cynthia L. Feldmann
Director
Dated: March 16, 2007	/s/ Eric Green
Eric Green
Director
Dated: March 16, 2007	/s/ Isaac Kaufman
Isaac Kaufman
Director
Dated: March 16, 2007	/s/ H.E. Thranhardt
H.E. Thranhardt, CPO
Director
Dated: March 16, 2007	/s/ Bennett Rosenthal
Bennett Rosenthal
Director

INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.

Management’s Annual Report on Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the Three
Years Ended December 31, 2006	F-6
Consolidated Statements of Changes in Shareholders’
Equity for the Three Years Ended December 31, 2006	F-7
Consolidated Statements of Cash Flows for the Three
Years Ended December 31, 2006	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Scheduule
Schedule II - Valuation and Qualifying Accounts	S-1

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

        2.        Management of the Company, in accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control – Integrated Framework” published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

        3.        Management has determined that the Company’s internal control over financial reporting as of December 31, 2006, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

We have completed integrated audits of Hanger Orthopedic Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA
March 16, 2007

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$23,139	$7,921
Accounts receivable, less allowance for doubtful accounts
of $3,369 and $4,582 in 2006 and 2005, respectively	99,403	103,200
Inventories	75,803	76,725
Prepaid expenses, other assets and income taxes receivable	8,805	6,554
Deferred income taxes	7,962	7,087

Total current assets	215,112	201,487

PROPERTY, PLANT AND EQUIPMENT
Land	1,065	1,094
Buildings	5,287	5,833
Furniture and fixtures	12,283	11,874
Machinery and equipment	26,323	23,867
Leasehold improvements	33,811	29,431
Computer and software	49,750	44,364

Total property, plant and equipment, gross	128,519	116,463
Less accumulated depreciation and amortization	86,225	72,966

Total property, plant and equipment, net	42,294	43,497

INTANGIBLE ASSETS
Excess cost over net assets acquired	446,371	445,979
Patents and other intangible assets, $ 9,641 and $9,999 in 2006 and 2005 respectively,
less accumulated amortization of $6,706 and $6,234 in 2006 and 2005, respectively	2,935	3,765

Total intangible assets, net	449,306	449,744

OTHER ASSETS
Debt issuance costs, net	10,853	8,142
Other assets	1,557	1,597

Total other assets	12,410	9,739

TOTAL ASSETS	$719,122	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2006	2005
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,386	$4,466
Accounts payable	19,093	20,520
Accrued expenses	10,862	10,955
Accrued interest payable	1,803	8,320
Accrued compensation related costs	20,760	21,675

Total current liabilities	57,904	65,936

LONG-TERM LIABILITIES
Long-term debt, less current portion	405,238	373,965
Deferred income taxes	30,741	30,851
Other liabilities	9,908	6,531

Total liabilities	503,791	477,283

COMMITMENTS AND CONTINGENCIES (Note H)
PREFERRED STOCK
7% Redeemable Preferred stock, liquidation preference of $1,000 per
share, 10,000,000 shares authorized, 37,881 shares issued and	--	61,942
outstanding in 2005
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding in 2006	47,654	--

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,377,551 shares and 22,227,607 shares issued and
outstanding in 2006 and 2005, respectively	224	222
Additional paid-in capital	156,480	156,346
Unearned compensation	--	(2,615)
Retained earnings	11,629	11,945

	168,333	165,898
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	167,677	165,242

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY	$719,122	$704,467

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(Dollars in thousands, except share and per share amounts)

	2006	2005	2004
Net sales	$598,766	$578,241	$568,721
Cost of goods sold (exclusive of depreciation and amortization)	300,065	283,591	275,961
Selling, general and administrative	221,592	219,454	218,689
Depreciation and amortization	14,670	13,920	13,531
Other charges	--	--	45,808

Income from operations	62,439	61,276	14,732
Interest expense	38,643	37,141	34,558
Extinguishment of debt	16,953	--	--

Income (loss) before taxes	6,843	24,135	(19,826)
Provision for income taxes	3,409	6,382	3,568

Net income (loss)	3,434	17,753	(23,394)
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	2,751	5,892	4,587
Preferred stock dividend-Series A Convertible Preferred Stock	999	--	--
Accretion of beneficial conversion feature	3,768	--	--

Net income (loss) applicable to common stock	$(4,084)	$11,861	$(27,981)

Basic Per Common Share Data
Net income (loss)	$(0.19)	$0.55	$(1.30)

Shares used to compute basic per common share amounts	21,981,026	21,694,807	21,473,765

Diluted Per Common Share Data
Net income (loss)	$(0.19)	$0.53	$(1.30)

Shares used to compute diluted per common share amounts	21,981,026	22,232,453	21,473,765

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2006
(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2003	21,491	$215	$156,521	$(2,599)	$24,594	$(656)	$178,075
Preferred dividends declared	--	--	(3,387)	--	(1,153)	--	(4,540)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(47)	--	(47)
Net loss	--	--	--	--	(23,394)	--	(23,394)
Issuance of Common Stock in connection with the
exercise of stock options	258	3	1,133	--	--	--	1,136
Issuance of restricted stock	25	--	363	(363)	--	--	--
Forfeiture of restricted stock	(7)	--	(102)	102	--	--	--
Compensation expense associated with restricted stock	--	--	--	880	--	--	880
Tax benefit associated with vesting of restricted stock	--	--	(94)	--	--	--	(94)

Balance, December 31, 2004	21,767	$218	$154,434	$(1,980)	$--	$(656)	$152,016
Preferred dividends declared	--	--	(84)	--	(5,761)	--	(5,845)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(47)	--	(47)
Net income	--	--	--	--	17,753	--	17,753
Issuance of Common Stock in connection with the
exercise of stock options	158	1	394	--	--	--	395
Issuance of restricted stock	340	3	2,112	(2,115)	--	--	--
Forfeiture of restricted stock	(37)	--	(348)	348	--	--	--
Compensation expense associated with restricted stock	--	--	--	1,137	--	--	1,137
Adjustment to compensation expense related to
restricted stock	--	--	5	(5)	--	--	--
Tax benefit associated with vesting of restricted stock	--	--	(167)	--	--	--	(167)

Balance, December 31, 2005	22,228	$222	$156,346	$(2,615)	$11,945	$(656)	$165,242
Preferred dividends declared	--	--	--	--	(3,730)	--	(3,730)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(20)	--	(20)
Net income	--	--	--	--	3,434	--	3,434
Issuance of Common Stock in connection with the
exercise of stock options	160	2	586	--	--	--	588
Adoption of FAS123R	--	--	(2,615)	2,615	--	--	--
Forfeiture of restricted stock	(10)	--	--	--	--	--	--
Preferred Stock beneficial conversion feature - Series A	--	--	--	--	(3,768)	--	(3,768)
Accretion of preferred stock beneficial conversion feature	--	--	--	--	3,768	--	3,768
Compensation expense associated with stock options	--	--	100	--	--	--	100
Compensation expense associated with restricted stock	--	--	2,063	--	--	--	2,063
Tax benefit associated with vesting of restricted stock	--	--	--	--	--	--	--

Balance, December 31, 2006	22,378	$224	$156,480	$--	$11,629	$(656)	$167,677

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,434	$17,753	$(23,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	--	--	45,808
Extinguishment of debt	16,953	--	--
Tender premium related to extinguishment of debt	(11,866)	--	--
Gain on disposal of assets	(15)	(116)	(377)
Provision for bad debt	16,174	19,887	20,551
Provision for deferred income taxes	(985)	(1,818)	(1,325)
Depreciation and amortization	14,670	13,920	13,531
Amortization of debt issuance costs	2,010	2,495	2,495
Compensation expense on on stock options and restricted stock	2,163	1,137	881
Amortization of terminated interest rate swaps	(207)	(507)	(512)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(12,378)	(13,896)	(12,900)
Inventories	1,047	(8,646)	(5,925)
Prepaid expenses, other assets, and income taxes receivable	(2,408)	(598)	4,374
Other assets	(37)	(105)	(334)
Accounts payable	(508)	1,514	(426)
Accrued expenses, accrued interest payable, and income taxes payable	(6,473)	1,164	5,273
Accrued compensation related costs	(914)	(8,840)	(624)
Other liabilities	3,377	2,397	1,998

Net cash provided by operating activities	24,037	25,741	49,094

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(12,827)	(8,759)	(19,454)
Acquisitions and earnouts (net of cash acquired)	(693)	(2,792)	(19,462)
Acquisition of distribution rights	--	--	(65)
Purchase of technology license and patent	--	--	(298)
Proceeds from sale of property, plant and equipment	308	304	3,330

Net cash (used in) investing activities	(13,212)	(11,247)	(35,949)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,000	52,000	45,000
Repayments under revolving credit agreement	(26,000)	(62,000)	(60,000)
Repayment of term loan	(147,774)	(1,500)	(1,875)
Repayment of senior notes	(200,000)	--	--
Repayment of senior subordinated debt	(15,562)	--	--
Repurchase of 7% Redeemable Convertible Preferred Stock	(64,693)	--	--
Proceeds from new term loan facility	230,000	--	--
Proceeds from senior note issuance	175,000	--	--
Proceeds from issuance of Series A Convertible Preferred Stock	50,000	--	--
Scheduled repayment of long-term debt	(2,966)	(3,158)	(3,429)
Increase in debt issue costs	(13,534)	(1,329)	(988)
Proceeds from issuance of Common Stock	588	396	1,135
Change in book overdraft	(667)	667	--
Series A Convertible Preferred Stock dividend payment	(999)	--	--

Net cash provided by (used in) financing activities	4,393	(14,924)	(20,157)

Increase (Decrease) in cash and cash equivalents	15,218	(430)	(7,012)
Cash and cash equivalents, at beginning of year	7,921	8,351	15,363

Cash and cash equivalents, at end of year	$23,139	$7,921	$8,351

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Cost of goods sold during the interim periods is reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. In conjunction with our physical inventory performed on October 1, 2006, we recorded a $4.4 million decrease to inventory. During the fourth quarter of 2005, a book-to-physical inventory adjustment was not required. In the fourth quarter of 2004, the Company recorded a book-to-physical adjustments as income of $1.6 million. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

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

Depreciation expense related to property, plant and equipment was approximately $13.8 million, $13.1 million and $12.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed computer software costs incurred during the application development stage. At December 31, 2006 and 2005, computers and software included capitalized computer software currently under development of $1.7 million and $0.9 million, respectively.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004, was $0.8 million, $0.9 million and $0.8 million, respectively. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2010 and thereafter is as follows:

(In thousands)
2007	$812
2008	812
2009	788
2010	458
2011	20
Thereafter	45

$2,935

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Operations.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow value is less than the asset’s carrying value. The Company measures impairment as the amount by which

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Asset Impairment (continued)

the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There are no long-lived asset impairments for the year ended December 31, 2006.

Derivatives

From time to time, the Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company’s derivative financial instruments were designated as and qualified as fair value hedges. The Company’s policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. There were no derivatives in place at December 31, 2006.

Supplemental Executive Retirement Plan

Expense and liability balances associated with the Company’s Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note M for further discussion.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2006, was $180 million, as compared to the carrying value of $175 million at that date. The fair values of the Senior Notes were based on quoted market prices at December 31, 2006.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

On a quarterly basis, the Company evaluates cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2006, 2005 and 2004 the Company incurred $1.2 million, $1.2 million and $1.4 million, respectively, in repair and maintenance costs.

Marketing

Marketing costs, including advertising, are expensed as incurred. The Company incurred $3.8 million, $4.1 million and $4.6 million in marketing costs during the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance on the deferred tax assets if it is more likely than not that the assets will be realized in future years.

Stock-Based Compensation

General

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At December 31, 2006, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions under APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and requires that such transactions be accounted for using the fair-value-based methods.

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

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the year ended December 31, 2006, the Company recognized $2.2 million in compensation expense, of which approximately $0.1 million related to options. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or FSP FAS 123(R)-3.  In accordance with FSP FAS 123(R)-3, entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP FAS 123(R)-3.  During the fourth quarter of 2006, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool,  related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).  Electing the alternative transition method constitutes a change in accounting

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

principle, which requires retrospective application to prior period financial statements.

The retrospective application to prior period financial statements had the effect of changing the amounts of cash flows from operations and from financing from those previously reported in our Form 10-Q filings. The changes to the amounts reported in the Forms 10-Q for the quarters ending March 31, 2006, and September 30, 2006, were not material.

The following table illustrates the effect on net income applicable to common stock and income per share if the Company had applied fair value recognition to stock-based employee compensation for all awards in the prior year periods:

	2005	2004
(In thousands, except per share amounts)
Net income (loss) applicable to common stock, as reported	$11,861	$(27,981)
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income (loss) as reported	686	524
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(3,358)	(2,232)

Pro forma net income (loss) applicable to common stock	$9,189	$(29,689)

Earnings per share:
Basic - as reported	$0.55	$(1.30)
Basic - pro forma	0.42	(1.38)
Diluted - as reported	0.53	(1.30)
Diluted - pro forma	0.41	(1.38)

Additionally, upon adoption the Company eliminated the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

In the prior year periods, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Expected term (years)	3.4	4.5
Volatility factor	85.1%	82.8%
Risk free interest rate	4.1%	3.4%
Dividend yield	0%	0%
Fair value	$4.15	$9.51

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Standards (continued)

Also in September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement’s provisions related to the recognition of the funded status of a defined benefit postretirement plan and required disclosures are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and the benefit obligation as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 does not have a material effect on its financial statements as the Company’s defined benefit plan is unfunded and the benefit obligation related to that plan is measured on an annual basis and recorded as a liability under existing GAAP guidance.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

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

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	2006	2005	2004
(In thousands)
Cash paid (received) during the period for:
Interest	$43,882	$36,483	$34,451
Income taxes	3,142	8,665	(1,960)
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$3,750	$5,892	$4,587
Accretion of preferred stock beneficial conversion
feature -Series A	3,768	--	--
Issuance of notes in connection with acquisitions	100	485	4,350
Issuance of restricted shares of common stock	(81)	1,773	262

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual goodwill impairment analysis in October 2006, which did not result in an impairment. In completing the analysis, the Company determined that it had two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company’s reporting units was primarily determined based on the income approach and considers the market and cost approach.

The activity related to goodwill for the two years ended December 31, 2006 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2004	$414,203	$28,383	$442,586
Additions due to acquisitions	2,288	--	2,288
Additions due to earn-outs	1,105	--	1,105

Balance at December 31, 2005	$417,596	$28,383	$445,979
Additions due to acquisitions	180	--	180
Additions due to earn-outs	212	--	212

Balance at December 31, 2006	$417,988	$28,383	$446,371

All goodwill additions for the years ended December 31, 2006 and 2005 were allocated to the patient-care centers segment.

NOTE E — INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

	2006	2005
(In thousands)
Raw materials	$29,032	$31,796
Work in process	27,279	26,409
Finished goods	19,492	18,520

	$75,803	$76,725

NOTE F — ACQUISITIONS

During 2006, 2005 and 2004, the Company acquired two, five and six orthotic and prosthetic companies, respectively. The aggregate acquisitions were insignificant to the Company’s consolidated results of operations. The aggregate purchase price, excluding potential earn-out provisions, for 2006 acquisitions was $0.3 million, consisting of $0.2 million in cash, $0.1 million in promissory notes, and $0.03 million in transaction costs. The aggregate purchase price, excluding potential earn-out provisions, for 2005 was $2.3 million, comprising of $1.5 million in cash, $0.5 million in promissory notes, and $0.3 million in transaction costs. The notes are payable over the next one to six years with interest rates ranging from 6.0% to 10.5%. The aggregate purchase price, excluding potential earn-out provisions, for 2004 acquisitions was $23.0 million, consisting of $17.7 million in cash, $4.4 million in promissory notes, and $0.9 million in transaction costs.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if cash collection targets are reached that verify the value of the target negotiated at acquisition. Earnouts are defined in the purchase agreement and are accrued based on the attainment of earnout targets. In connection with these agreements, the Company paid $0.4 million in 2006 and $0.9 million in 2005 and 2004. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $1.2 million related to earn-out provisions in future periods.

NOTE G — LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

	2006	2005
(In thousands)
Revolving Credit Facility	$--	$5,000
Term Loan	228,852	146,625
10 3/8% Senior Notes due 2009 (1)	--	201,605
11 1/4% Senior Subordinated Notes due 2009	--	15,562
10 1/4% Senior Notes due 2014	175,000	--
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	6,772	9,639

	410,624	378,431
Less current portion	(5,386)	(4,466)

	$405,238	$373,965

(1) At December 31, 2005, the outstanding amount includes $1.6 million of interest rate swap termination income that was recognized, as a reduction of interest expense, using the effective interest method during 2006 and over the remaining life of the Senior Notes.

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at December 31, 2006. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio; (ii) maximum total leverage ratio; and (iii)

NOTE G — LONG-TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

maximum annual capital expenditures. At December 31, 2006, the Company was in compliance with these covenants. As of December 31, 2006, the Company has not made draws on the Revolving Credit Facility and has $72.8 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $2.2 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. At December 31, 2006, the interest rate on the Term Loan was 7.87%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. Effective March 12, 2007, the Company secured certain amendments to its existing Senior Secured Credit Facility that includes reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%.

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

Except as discussed above, the notes are not redeemable at the Company’s option prior to September 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

NOTE G — LONG-TERM DEBT (CONTINUED)

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

Maturities of long-term debt at December 31, 2006 are as follows:

(In thousands)
2007	$5,484
2008	4,644
2009	3,152
2010	2,511
2011	2,482
Thereafter	392,351

$410,624

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of December 31, 2006, IN, Inc. had outstanding purchase commitments of approximately $0.3 million.

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

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the Audit committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint filed in the class actions discussed below. On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materialy adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.6 million and $0.7 million net sales during 2006 and 2005, respectively, or less than 0.1% of the Company’s net sales, for each year.

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

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.);Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserts that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserts that the

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purports to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint. The motion to dismiss is fully briefed and oral argument took place on February 21, 2007.

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

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

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

NOTE I — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In May 2006, in connection with its debt refinancing, the Company redeemed 37,881 shares of its 7% Redeemable Preferred Stock for $64.7 million and issued 50,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share. The Company incurred $0.3 million of fees in connection with the redemption of the 7% Redeemable Preferred Stock and $2.3 million of costs to issue the Series A Preferred shares. The Series A Preferred provides for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. The Company may elect to defer the payment of dividends. The Series A Preferred may be converted into common shares at $7.56 per share at the option of the holders after a required holding period of 61 days which has since passed or at the option of the Company upon satisfaction of certain conditions. In addition, the initial holders of the Series A Preferred are entitled to have representation on the board of directors of the Company and are entitled to vote on all matters on which the holders of the Company’s common stock are entitled to vote.

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

NOTE J — NET INCOME (LOSS) PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and restricted shares and are calculated using the treasury stock method.

	2006	2005	2004
(In thousands, except share and per share data)
Net income (loss)	$3,434	$17,753	$(23,394)
Less preferred stock dividends declared and accretion-7%
Redeemable Preferred Stock (1)	2,751	5,892	4,587
Less preferred stock dividends declared-Series A Convertible
Preferred Stock (1)	999	--	--
Accretion of beneficial conversion feature	3,768	--	--

Net income (loss) applicable to common stock	$(4,084)	$11,861	$(27,981)

Shares of common stock outstanding used to compute basic
per common share amounts	21,981,026	21,694,807	21,473,765
Effect of dilutive options	--	537,646	--

Shares used to compute dilutive per common share amounts (1)	21,981,026	22,232,453	21,473,765

Basic income (loss) per share applicable to common stock	$(0.19)	$0.55	$(1.30)
Diluted income (loss) per share applicable to common stock	(0.19)	0.53	(1.30)

(1) For 2006, 2005 and 2004, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For 2006, 2005 and 2004, options to purchase 1,681,565, 1,694,565, 1,639,210 and shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the year.

NOTE K — OTHER CHARGES

Goodwill Impairment

During 2004, the Company recorded a $45.8 million charge related to the impairment of Goodwill that was triggered by a decrease in the fair value of it’s common stock.

NOTE K — OTHER CHARGES (CONTINUED)

Restructuring and Asset Impairment Costs

Components of the restructuring reserves, spending during the periods, and remaining reserve balances are as follows:

	Employee Severance Costs	Lease Termination and other Exit Costs	Total Restructuring Reserve
(In thousands)
2001 Restructuring Reserve
Balance at December 31, 2004	$--	$254	$254
Spending	--	(34)	(34)

Balance at December 31, 2005	--	220	220
Spending	--	(182)	(182)

Balance at December 31, 2006	--	38	38

2004 Restructuring Reserve
Balance at December 31, 2004	29	398	427
Spending	(29)	(237)	(266)

Balance at December 31, 2005	--	161	161
Spending	--	(86)	(86)

Balance at December 31, 2006	--	75	75

2001 and 2004 Restructuring Reserves	$--	$113	$113

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

As of December 31, 2002, all properties had been vacated, all of the employees had been terminated and all corresponding payments under the severance initiative had been made. As of December 31, 2006, the remaining reserve is adequate to provide for the lease costs which are expected to be paid by October 2012.

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

During 2005, we reversed the remaining balance of restructuring accrual related to severance payments as a result of the associated employees continuing their employment with the Company. At December 31 2006, the remaining reserve is adequate to provide for the lease costs which are expected to be paid through April 2008.

Expenses recognized under the restructuring plans have been included in “Selling, general and administrative” on the Consolidated Statements of Operations.

NOTE L — INCOME TAXES

The provision for income taxes is as follows:

	2006	2005	2004
(In thousands)
Current:
Federal	$2,294	$8,076	$2,691
State	2,123	124	2,202

	4,417	8,200	4,893

Deferred:
Federal and State	(1,008)	(1,818)	(1,325)

Provision for income taxes	$3,409	$6,382	$3,568

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	(35.0)%
Increase in taxes resulting from:
State income taxes (net of federal effect)	5.3	4.7	5.6
Nondeductible expenses (i.e. M&E)	5.2	--	--
Goodwill impairment	--	--	49.2
Release of state net operating loss valuation allowance	(8.9)	(13.8)	--
Reduction in current taxes payable	--	--	(2.7)
Changes in deferred state rate	(4.9)	--	--
Reduction in reserves	(2.5)	--	--
FAS 123R tax shortfall	1.3	--	--
Adjustment of prior year’s taxes	17.0	--	--
Other, net	2.3	0.5	0.9

Provision for income taxes	49.8%	26.4%	18.0%

NOTE L — INCOME TAXES (CONTINUED)

During the fourth quarter of 2006, the company recorded $1.2 million of additional tax expense associated with adjustments relating to prior years. Of this amount, $0.7 million related to adjustments of 2005 state tax expense and state operating loss carryforwards. The remainder, $0.5 million, related to additional state operating loss carryforwards, the write-off of uncollectible state tax refunds and state tax payments attributable to 2004 and prior.

During the fourth quarter of 2005, the Company implemented a transfer pricing tax strategy resulting in the ability to utilize past state net operating losses. The Company has accumulated state net operating losses during the period 2000 through 2006 totaling $259.2 million; the Company anticipates utilizing $72.5 million in years 2007 through 2016. These state operating loss carryforwards with out a valuation allowance expire in varying amounts between years 2007 and 2016. The following table summarizes the state net operating loss activity for the years ended December 31:

	2006	2005
(In thousands)
State net operating losses, at beginning of year	$176,927	$196,391
Net operating losses generated	86,729	--

Total net operating losses available	263,656	196,391
Net operating losses utilized	(4,385)	(19,464)

State net operating losses, at end of year	$259,271	$176,927

The following table summarizes the activity in state net operating losses, for which valuation allowances have been established, for the years ended December 31:

	2006	2005
(In thousands)
Beginning of year	$125,386	$196,391
Net operating loss utilized	--	(19,464)
Valuation allowance increase (reduction)	61,389	(51,541)

End of year	$186,775	$125,386

NOTE L — INCOME TAXES (CONTINUED)

The Company’s management believes that it is more likely than not that deferred tax assets will be realized. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
(In thousands)
Deferred tax liabilities:
Goodwill amortization	$34,917	$30,552
Property, plant and equipment	2,907	4,534
Patent amortization	1,041	1,348
Debt issuance costs	--	15
Other	--	358

	38,865	36,807

Deferred tax assets:
State net operating loss	18,667	11,940
Accrued expenses	3,295	2,825
Deferred benefit plan compensation	2,415	1,611
Accrued vacation	621	875
Provision for bad debt allowance	1,545	1,817
Inventory capitalization and reserves	1,684	1,630
Restricted stock	821	410
Other	509	553

	29,557	21,661

Valuation allowance on NOL	(13,448)	(8,618)

	16,109	13,043

Net deferred tax liabilities	$(22,756)	$(23,764)

We record a valuation allowance when it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate jurisdictions. We have provided a valuation for state operating loss carryforwards for certain subsidiaries.

The Company is subject to income tax in U.S. federal, state and local jurisdictions. The Company files its tax returns in compliance with existing tax laws. The Company is subject to audit by federal, state, as well as local authorities. The Company has established $1.3 million and $1.5 million of reserves for taxes at December 31, 2006 and 2005, respectively, which were included in the line item income taxes payable. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of known contingencies.

NOTE M — EMPLOYEE BENEFITS

Savings Plan

The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2006 and 2005, the Company recorded contributions of $2.2 million. The Company recorded $2.4 million under this plan during 2004.

Deferred Compensation

In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia (“JEH”) in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation was determined by JEH’s Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.3 million and $0.4 million at December 31, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2006; and have utilized the actuarial calculation as a basis for our benefit obligation liability. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The Company uses a December 31 measurement date for the Plan. The Plan’s net benefit cost is as follows:

(In thousands)
Net benefit cost at December 31, 2004	$1,625
Service cost	1,902
Interest cost	97
Amortization of (gain) loss	--

Net benefit cost at December 31, 2005	$3,624
Service cost	2,020
Interest cost	207
Amortization of (gain) loss	--

Net benefit cost at December 31, 2006	$5,851

NOTE M — EMPLOYEE BENEFITS (CONTINUED)

Supplemental Executive Retirement Plan (continued)

The status of the Plan at December 31 is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2004	$1,625
Service cost	1,902
Interest cost	97
Amortization of (gain) loss	--

Benefit obligation at December 31, 2005	3,624
Service cost	2,020
Interest cost	207
Amortization of (gain) loss	--

Benefit obligation at December 31, 2006	$5,851

Unfunded status	5,826
Unamortized net (gain) loss	25

Net amount recognized	$5,851

Amounts Recognized in the Consolidated Balance Sheet
Non-Current Accrued liabilities	$5,851

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2006	2005
Discount rate	5.75%	5.50%
Average rate of increase in compensation	3.00%	3.00%

The discount rate at December 31, 2006 of 5.75% represents a 25 basis point increase from the 5.5% discount rate used at December 31, 2005. The updated rate was actuarially determined and represents an average of benefit liability indices.

At December 31, 2006, the estimated accumulated benefit obligation is $5.9 million. Future payments under the Plan are as follows:

(In thousands)
2007	$--
2008	--
2009	--
2010	521
2011	945
Thereafter	6,598

$8,064

NOTE N — STOCK-BASED COMPENSATION

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the year ended December 31, 2006 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2003	203,000	$13.90	10,593	$11.80
Granted	15,000	14.08	9,725	16.10
Vested	(49,750)	13.88	(10,593)	11.80
Forfeited	(7,000)	14.51	--	--

Nonvested at December 31, 2004	161,250	$13.90	9,725	$16.10
Granted	310,000	6.33	29,571	5.18
Vested	(47,375)	13.89	(9,725)	16.10
Forfeited	(35,875)	9.55	(1,000)	5.09

Nonvested at December 31, 2005	388,000	$8.28	28,571	$5.18
Granted	742,250	7.96	92,012	7.53
Vested	(117,500)	9.32	(28,571)	5.18
Forfeited	(19,375)	7.86	(12,877)	7.54

Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52

During the year ended December 31, 2006, 146,071 restricted shares of common stock with an intrinsic value of $1.2 million became fully vested. As of December 31, 2006, total unrecognized compensation cost related to restricted shares of common stock was approximately $6.9 million and the related weighted-average period over which it is expected to be recognized is approximately 3 years. The aggregate granted shares have vesting dates through June 2010. The aggregate market value of these shares was $6.6 million at the date of grant which is amortized to expense ratably over the vesting period of each group of granted shares.

Options

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to

NOTE N — STOCK-BASED COMPENSATION (CONTINUED)

Options (continued)

permit the grant of restricted shares of common stock awards in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. During 2006 no shares were cancelled under the 2002 option plan. During 2005, 102,167 shares were cancelled under the 2002 Stock Option Plan. At December 31, 2006 and 2005, 3,041,002 and 391,002 shares of common stock were available for issuance, respectively.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of an additional restricted stock grant in the event the director elects to receive his or her annual director fee in shares of restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. During 2005, 15,535 shares were cancelled under the 2003 Directors’ Plan. There were no Director Plan cancellations during 2006. At December 31, 2006 and 2005, 380,461 shares of common stock, were available for issuance.

Non-qualified Options

Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. Similarly, under an employment agreement, in January 2002, the Company issued to its President and Chief Operating Officer a non-qualified option to purchase 350,000 shares of its common stock at an exercise price of $6.02 per share. In addition, the Company has issued to other employees non-qualified options to purchase an aggregate of 80,000 shares of its common stock at a weighted average exercise price of $8.73 per share. These options were granted at fair market value of the underlying common stock on the date of grant. During 2006 and 2005, no options were exercised under this plan. During 2006, no options to exercise shares were cancelled. Options to exercise 55,000 shares were cancelled during 2005 as a result of the termination of one of the Company’s employees and the holder of such shares. At December 31, 2006 and 2005, 406, 000 non-qualified options were exercisable.

NOTE N — STOCK-BASED COMPENSATION (CONTINUED)

General

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	2,993,340	$9.39	176,171	$9.06	461,000	$6.34
Granted	100,000	15.67	31,865	16.10	--	--
Terminated	(13,387)	4.82	--	--	--	--
Exercised	(253,486)	4.39	(5,000)	4.38	--	--

Outstanding at December 31, 2004	2,826,467	$10.13	203,036	$10.28	461,000	$6.34
Granted	100,000	8.08	45,910	5.16	--	--
Terminated	(217,818)	12.53	(25,535)	12.06	(55,000)	9.20
Exercised	(132,599)	2.49	(25,000)	2.62	--	--

Outstanding at December 31, 2005	2,576,050	$10.25	198,411	$9.83	406,000	$5.95

Granted	--	--	--	--	--	--
Terminated	(35,791)	8.41	--	--	--	--
Exercised	(151,276)	3.55	(10,000)	5.88	--	--

Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95

Aggregate intrinsic value at December 31, 2006	$25,555		$1,892		$2,415
Weighted average remaining contractual term (years)	3.0		5.5		3.3

The intrinsic value of options exercised during the year ended December 31, 2006 was $0.6 million. Options exercisable under the Company’s share-based compensation plans at December 31, 2006 were 2.9 million shares with a weighted average exercise price of $13.42, an average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $29.6 million. Cash received by the Company related to the exercise of options during the year ended December 31, 2006 amounted to $0.3 million. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

NOTE N — STOCK-BASED COMPENSATION (CONTINUED)

General (continued)

The summary of the options exercisable is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2006	2,388,983	152,181	406,000
2005	2,576,050	127,295	406,000
2004	2,259,305	131,639	229,750

Information concerning outstanding and exercisable options as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average		Number of	Weighted
Range of Exercise Prices	Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Average Exercise Price
$ 1.64 to $ 1.65	469,448	2.5	$ 1.64	469,448	$ 1.64
4.63 to 6.13	832,381	2.5	5.37	805,106	5.37
8.08 to 12.10	177,105	5.6	9.27	177,105	9.27
12.96 to 18.63	1,389,710	3.6	14.71	1,380,755	14.70
20.81 to 22.50	114,750	1.8	22.18	114,750	22.18

	2,983,394	3.17	$ 10.01	2,947,164	$ 10.04

NOTE O — LEASES

Operating Leases

The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. Certain of these leases also contain renewal options. Rent expense was approximately $31.3 million, $30.3 million and $28.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease rental income of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, was netted against rent expense. The Company estimates it will receive approximately $0.6 million of sublease rent income in the future.

NOTE O – LEASES (CONTINUED)

Operating Leases (continued)

Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2006 are as follows:

(In thousands)
2007	22,217
2008	16,647
2009	9,771
2010	5,159
Thereafter	2,966

$56,760

Capital Leases

The Company leases copiers under a master lease agreement that allows for a purchase option at the end of the lease term. All leases under the master agreement are for four years with an annual renewal option. At December 31, 2006 and 2005, the Company had recorded capital assets of $0.4 million related to this agreement. Accumulated amortization related to the leased assets was $0.2 million and $0.1 million at December 31, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable capital leases and the present value of the minimum lease payments at December 31, 2006 is as follows:

(In thousands)
2007	$166
2008	87
2009	35
2010	2
2011	--
Thereafter	--

Total minimum lease payments	290
Less: executory costs	(76)

Net minimum lease payments	214
Less: interest cost	(180)

Present value of net minimum lease payments	$34

NOTE P — RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company’s outside general counsel. The Company’s Chairman and Chief Executive Officer is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $3.4 million, $2.4 million and $2.3 million for the years ended 2006, 2005 and 2004, respectively, which amounted to less than two-thirds of one percent of that firm’s annual revenues for each such year. At December 31, 2006 and 2005, the Company had $0.3 and $0.5 million payable to Foley & Lardner LLP, respectively.

NOTE Q – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations.

The reportable segments are: (i) patient-care services and (ii) distribution. The reportable segments are described further below:

Patient-Care Services – This segment consists of the Company’s owned and operated patient-care centers and fabrication centers of O&P components. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices.

Other – This segment consists of Hanger corporate, IN, Inc. and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
2006
Net sales
Customers	$543,166	$55,394	$206	$--	$598,766
Intersegments	--	111,530	4,852	(116,382)	--
Depreciation and amortization	12,180	315	2,175	--	14,670
Income from operations	86,802	17,724	(38,775)	(3,312)	62,439
Interest (income) expense	(6,363)	6,919	38,087	--	38,643
Income (loss) before taxes and extraordinary items	93,165	10,805	(93,815)	(3,312)	6,843
Total assets	587,879	89,780	41,463	--	719,122
Capital expenditures	7,387	337	5,103	--	12,827
2005
Net sales
Customers	$532,831	$45,410	$--	$--	$578,241
Intersegments	--	79,152	--	(79,152)	--
Depreciation and amortization	11,835	292	1,793	--	13,920
Income from operations	81,483	15,675	(35,882)	--	61,276
Interest (income) expense	(6,226)	6,930	36,437	--	37,141
Income before taxes and extraordinary items	87,709	8,746	(72,320)	--	24,135
Total assets	568,414	76,876	59,177	--	704,467
Capital expenditures	7,867	168	724	--	8,759
2004
Net sales
Customers	$528,783	$39,938	--	$--	$568,721
Intersegments	--	69,419	--	(69,419)	--
Depreciation and amortization	11,387	257	1,887	--	13,531
Other charges	45,808	--	--	--	45,808
Income from operations	35,280	12,738	(33,286)	--	14,732
Interest (income) expense	(6,144)	6,930	33,772	--	34,558
Income before taxes and extraordinary items	41,423	5,807	(67,056)	--	(19,826)
Total assets	556,688	65,636	80,982	--	703,306
Capital expenditures	15,205	573	3,676	--	19,454

NOTE Q — SEGMENT AND RELATED INFORMATION (CONTINUED)

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2006, 2005 or 2004.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following is summarized condensed Consolidating Balance Sheets, as of December 31, 2006 and 2005 and Statements of Operations and Cash Flows for the years ended December 31, 2006, 2005 and 2004, of the Company, segregating the parent company (Hanger Orthopedic Group) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2006	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustmments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$18,925	$4,214	$--	$23,139
Accounts receivable	--	99,403	--	99,403
Inventories	--	75,803	--	75,803
Prepaid expenses, other assets and income taxes receivable	2,036	6,769	--	8,805
Intercompany receivable	327,944	--	(327,944)	--
Deferred income taxes	7,962	--	--	7,962

Total current assets	356,867	186,189	(327,944)	215,112
Property, plant and equipment, net	7,447	34,847	--	42,294
Intangible assets, net	--	449,306	--	449,306
Investment in subsidiaries	302,845	--	(302,845)	--
Other assets	11,113	1,297	--	12,410

Total assets	$678,272	$671,639	$(630,789)	$719,122

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$2,300	$3,086	$--	$5,386
Accounts payable	1,295	17,798	--	19,093
Accrued expenses	11,460	(598)	--	10,862
Accrued interest payable	1,759	44	--	1,803
Accrued compensation related costs	3,503	17,257	--	20,760

Total current liabilities	20,317	37,587	--	57,904
Long-term debt, less current portion	401,551	3,687	--	405,238
Deferred income taxes	35,603	(4,862)	--	30,741
Intercompany payable	--	327,944	(327,944)	--
Other liabilities	5,470	4,438	--	9,908

Total liabilities	462,941	368,794	(327,944)	503,791

Redeemable preferred stock	47,654	--	--	47,654

Common stock	224	35	(35)	224
Additional paid-in capital	156,480	7,462	(7,462)	156,480
Unearned compensation	--	--	--	--
Retained earnings	11,629	295,888	(295,888)	11,629
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	167,677	302,845	(302,845)	167,677

Total liabilities, redeemable preferred stock
and shareholders’ equity	$678,272	$671,639	$(630,789)	$719,122

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2005	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustmments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$3,120	$4,801	$--	$7,921
Accounts receivable	--	103,200	--	103,200
Inventories	--	76,725	--	76,725
Prepaid expenses, other assets and income taxes receivable	1,520	5,034	--	6,554
Intercompany receivable	425,211	--	(425,211)	--
Deferred income taxes	7,087	--	--	7,087

Total current assets	436,938	189,760	(425,211)	201,487
Property, plant and equipment, net	5,263	38,234	--	43,497
Intangible assets, net	--	449,744	--	449,744
Investment in subsidiaries	206,163	--	(206,163)	--
Other assets	8,400	1,339	--	9,739

Total assets	$656,764	$679,077	$(631,374)	$704,467

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$1,500	$2,966	$--	$4,466
Accounts payable	2,534	17,986	--	20,520
Accrued expenses	7,096	3,859	--	10,955
Accrued interest payable	8,257	63	--	8,320
Accrued compensation related costs	1,485	20,190	--	21,675

Total current liabilities	20,872	45,064	--	65,936
Long-term debt, less current portion	367,292	6,673	--	373,965
Deferred income taxes	35,713	(4,862)	--	30,851
Income taxes payable	2,418	(2,418)	--	--
Intercompany payable	--	425,211	(425,211)	--
Other liabilities	3,285	3,246	--	6,531

Total liabilities	429,580	472,914	(425,211)	477,283

Redeemable preferred stock	61,942	--	--	61,942

Common stock	222	35	(35)	222
Additional paid-in capital	156,346	7,460	(7,460)	156,346
Unearned compensation	(2,615)	--	--	(2,615)
Retained earnings	11,945	199,208	(199,208)	11,945
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	165,242	206,163	(206,163)	165,242

Total liabilities, redeemable preferred stock
and shareholders’ equity	$656,764	$679,077	$(631,374)	$704,467

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2006
Net sales	$--	$598,766	$--	$598,766
Cost of goods sold (exclusive of depreciation and amortization)	--	300,065	--	300,065
Selling, general and administrative	33,118	188,474	--	221,592
Depreciation and amortization	1,679	12,991	--	14,670
Other charges	--	--	--	--

(Loss) income from operations	(34,797)	97,236	--	62,439
Interest expense, net	38,087	556	--	38,643
Extinguishment of debt	16,953	--	--	16,953
Equity in earnings of subsidiaries	96,680	--	(96,680)	--

Income before taxes	6,843	96,680	(96,680)	6,843
Provision for income taxes	3,409	--	--	3,409

Net income	$3,434	$96,680	$(96,680)	$3,434

Year ended December 31, 2005
Net sales	$--	$578,241	$--	$578,241
Cost of goods sold (exclusive of depreciation and amortization)	--	283,591	--	283,591
Selling, general and administrative	29,577	189,877	--	219,454
Depreciation and amortization	1,544	12,376	--	13,920
Other charges	--	--	--	--

(Loss) income from operations	(31,121)	92,397	--	61,276
Interest expense, net	36,438	703	--	37,141
Equity in earnings of subsidiaries	91,694	--	(91,694)	--

Income before taxes	24,135	91,694	(91,694)	24,135
Provision for income taxes	6,382	--	--	6,382

Net income	$17,753	$91,694	$(91,694)	$17,753

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2004
Net sales	$--	$568,721	$--	$568,721
Cost of goods sold (exclusive of depreciation and amortization)	--	275,961	--	275,961
Selling, general and administrative	28,628	190,061	--	218,689
Depreciation and amortization	1,844	11,687	--	13,531
Other charges	--	45,808	--	45,808

(Loss) income from operations	(30,472)	45,204	--	14,732
Interest expense, net	33,772	786	--	34,558
Equity in earnings of subsidiaries	44,418	--	(44,418)	--

(Loss) income before taxes	(19,826)	44,418	(44,418)	(19,826)
Provision for income taxes	3,568	--	--	3,568

Net (loss) income	$(23,394)	$44,418	$(44,418)	$(23,394)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2006
Cash flows from operating activities:
Net cash provided by operating activities	$12,335	$11,702	$--	$24,037

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,889)	(8,938)	--	(12,827)
Acquisitions and earnouts	--	(693)	--	(693)
Proceeds from sale of property, plant and equipment	--	308	--	308

Net cash used in investing activities	(3,889)	(9,323)	--	(13,212)

Cash flows from financing activities:
Borrowings under revolving credit agreement	21,000	--	--	21,000
Repayments under revolving credit agreement	(26,000)	--	--	(26,000)
Repayment of term loan	(147,774)	--	--	(147,774)
Repayment of senior notes	(200,000)	--	--	(200,000)
Repayment of senior subordinated debt	(15,562)	--	--	(15,562)
Repurchase of 7% Redeemable Convertible Preferred Stock	(64,693)	--	--	(64,693)
Proceeds from new term loan facility	230,000	--	--	230,000
Proceeds from senior note issuance	175,000	--	--	175,000
Proceeds from issuance of Series A Convertible Preferred Stock	50,000	--	--	50,000
Scheduled repayment of long-term debt	--	(2,966)	--	(2,966)
Increase in debt isue costs costs	(13,534)	--	--	(13,534)
Proceeds from issuance of Common Stock	588	--	--	588
Change in book overdraft	(667)	--	--	(667)
Series A Convertible Preferred Stock dividend payment	(999)	--	--	(999)

Net cash provided by (used) in financing activities	7,359	(2,966)	--	4,393

Net decrease in cash and cash equivalents	15,805	(587)	--	15,218
Cash and cash equivalents, at beginning of year	3,120	4,801	--	7,921

Cash and cash equivalents, at end of year	$18,925	$4,214	$--	$23,139

Year ended December 31, 2005
Cash flows from operating activities:
Net cash provided by operating activities	$12,312	$13,429	$--	$25,741

Cash flows from investing activities:
Purchase of property, plant and equipment	(892)	(7,867)	--	(8,759)
Acquisitions and earnouts	--	(2,792)	--	(2,792)
Proceeds from sale of property, plant and equipment	--	304	--	304

Net cash used in investing activities	(892)	(10,355)	--	(11,247)

Cash flows from financing activities:
Borrowings under revolving credit agreement	52,000	--	--	52,000
Repayments under revolving credit agreement	(62,000)	--	--	(62,000)
Repayments under term loan	(1,500)	--	--	(1,500)
Scheduled repayment of long-term debt	--	(3,158)	--	(3,158)
Increase in financing costs	(1,329)	--	--	(1,329)
Proceeds from issuance of Common Stock	396	--	--	396
Change in book overdraft	667	--	--	667

Net cash used in financing activities	(11,766)	(3,158)	--	(14,924)

Net decrease in cash and cash equivalents	(346)	(84)	--	(430)
Cash and cash equivalents, at beginning of year	3,466	4,885	--	8,351

Cash and cash equivalents, at end of year	$3,120	$4,801	$--	$7,921

NOTE R — CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
Year ended December 31, 2004
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(51,633)	$100,727	$--	$49,094

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,249)	(15,205)	--	(19,454)
Acquisitions and earnouts	--	(19,462)	--	(19,462)
Acquisition of distribution rights	--	(65)	--	(65)
Purchase of technology license and patent	--	(298)	--	(298)
Intercompany dividends	65,411	(65,411)	--	--
Proceeds from sale of property, plant and equipment	--	3,330	--	3,330

Net cash provided by (used in) investing activities	61,162	(97,111)	--	(35,949)

Cash flows from financing activities:
Borrowings under revolving credit agreement	45,000	--	--	45,000
Repayments under revolving credit agreement	(60,000)	--	--	(60,000)
Repayments under term loan	(1,875)	--	--	(1,875)
Scheduled repayment of long-term debt	--	(3,429)	--	(3,429)
Increase in financing costs	(988)	--	--	(988)
Proceeds from issuance of Common Stock	1,135	--	--	1,135

Net cash used in financing activities	(16,728)	(3,429)	--	(20,157)

Net (decrease) increase in cash and cash equivalents	(7,199)	187	--	(7,012)
Cash and cash equivalents, at beginning of year	10,665	4,698	--	15,363

Cash and cash equivalents, at end of year	$3,466	$4,885	$--	$8,351

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2006	Allowance for doubtful accounts	$ 4,582	$ 16,174	$ 17,387	$ 3,369
	Inventory reserves	188	144	209	123
2005	Allowance for doubtful accounts	$ 5,252	$ 19,887	$ 20,557	$ 4,582
	Inventory reserves	229	146	187	188
2004	Allowance for doubtful accounts	$ 3,875	$ 20,551	$ 19,174	$ 5,252
	Inventory reserves	120	200	91	229

Year	Classification	Balance at beginning of year	Generated	Utilized/Released	Expired	Balance at end of year
(In thousands)
2006	Net Operating Loss	$ 11,940	$ 7,044	$ 316	$ --	$ 18,668
	Valuation Allowance	8,618	4,830	--	--	13,448
2005	Net Operating Loss	$ 13,245	$ --	$ 1,305	$ --	$ 11,940
	Valuation Allowance	13,245	--	4,627	--	8,618
2004	Net Operating Loss	$ 8,783	$ 4,462	$ --	$ --	$ 13,245
	Valuation Allowance	8,783	4,462	--	--	13,245

S-1