Form 10-Q
period 2007-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2007-05-09
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ______________________

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

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

        As of May 4, 2007, 22,352,152 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
Unaudited Consolidated Balance Sheets - March 31, 2007 and
December 31, 2006		1
Unaudited Consolidated Statements of Operations for the
Three Months ended March 31, 2007 and 2006		3
Unaudited Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2007 and 2006		4
Notes to Consolidated Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	45
Item 6.	Exhibits	46
SIGNATURES		47
Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,454	$23,139
Accounts receivable, less allowance for doubtful accounts
of $3,484 and $3,369 in 2007 and 2006, respectively	93,315	99,403
Inventories	75,524	75,803
Prepaid expenses, other assets and income taxes receivable	13,706	8,805
Deferred income taxes	8,069	7,962

Total current assets	210,068	215,112

PROPERTY, PLANT AND EQUIPMENT
Land	1,065	1,065
Buildings	5,287	5,287
Furniture and fixtures	12,364	12,283
Machinery and equipment	27,007	26,323
Leasehold improvements	35,137	33,811
Computer and software	51,644	49,750

Total property, plant and equipment, gross	132,504	128,519
Less accumulated depreciation and amortization	89,629	86,225

Total property, plant and equipment, net	42,875	42,294

INTANGIBLE ASSETS
Excess cost over net assets acquired	446,616	446,371
Patents and other intangible assets, net	2,732	2,935

Total intangible assets, net	449,348	449,306

OTHER ASSETS
Debt issuance costs, net	10,643	10,853
Other assets	1,600	1,557

Total other assets	12,243	12,410

TOTAL ASSETS	$714,534	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,436	$5,386
Accounts payable	17,408	19,093
Accrued expenses	9,201	10,862
Accrued interest payable	6,128	1,803
Accrued compensation related costs	11,149	20,760

Total current liabilities	49,322	57,904

LONG-TERM LIABILITIES
Long-term debt, less current portion	404,072	405,238
Deferred income taxes	29,800	30,741
Other liabilities	13,608	9,908

Total liabilities	496,802	503,791

COMMITMENTS AND CONTINGENCIES (Note H)
PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding in 2007	47,654	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,522,410 shares and 22,377,551 shares issued and
outstanding in 2007 and 2006, respectively	225	224
Additional paid-in capital	157,750	156,480
Retained earnings	12,759	11,629

	170,734	168,333
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	170,078	167,677

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY	$714,534	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2007	2006
Net sales	$143,850	$140,445
Cost of goods sold (exclusive of depreciation and amortization)	72,549	70,215
Selling, general and administrative	55,157	55,627
Depreciation and amortization	3,748	3,688

Income from operations	12,396	10,915
Interest expense	9,340	9,500

Income before taxes	3,056	1,415
Provision for income taxes	1,272	586

Net income	1,784	829
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	--	1,565
Preferred stock dividend-Series A Convertible Preferred Stock	416	--

Net income (loss) applicable to common stock	$1,368	$(736)

Basic Per Common Share Data
Net income (loss)	$0.06	$(0.03)

Shares used to compute basic per common share amounts	22,191,920	21,837,069

Diluted Per Common Share Data
Net income (loss)	$0.06	$(0.03)

Shares used to compute diluted per common share amounts	23,368,871	21,837,069

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$1,784	$829
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of assets	(81)	(57)
Provision for bad debt	4,061	4,125
Provision for deferred income taxes	698	505
Depreciation and amortization	3,748	3,688
Amortization of debt issuance costs	447	589
Compensation expense on stock options and restricted stock	695	349
Amortization of terminated interest rate swaps	--	(127)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	2,031	3,523
Inventories	437	(1,558)
Prepaid expenses, other assets, and income taxes receivable	(6,205)	(9,001)
Other assets	8	44
Accounts payable	(1,539)	(2,268)
Accrued expenses, accrued interest payable, and income taxes payable	2,026	(5,143)
Accrued compensation related costs	(9,611)	(8,850)
Other liabilities	3,656	581

Net cash provided by (used in) operating activities	2,155	(12,771)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(4,125)	(2,617)
Acquisitions and earnouts (net of cash acquired)	(498)	(154)
Proceeds from sale of property, plant and equipment	158	57

Net cash used in investing activities	(4,465)	(2,714)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	19,000
Repayments under revolving credit agreement	--	(5,000)
Repayment of term loan	(577)	(375)
Scheduled repayment of long-term debt	(719)	(646)
Increase in debt issue costs	(238)	(95)
Proceeds from issuance of Common Stock	575	141
Change in book overdraft	--	711
Series A Convertible Preferred Stock dividend payment	(416)	--

Net cash (used in) provided by financing activities	(1,375)	13,736

Decrease in cash and cash equivalents	(3,685)	(1,749)
Cash and cash equivalents, at beginning of period	23,139	7,921

Cash and cash equivalents, at end of period	$19,454	$6,172

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006, filed by the Company with the SEC.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

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

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At March 31, 2007, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors ranging from one to four years.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the three month period ended March 31, 2007 and 2006, the Company recognized $0.7 million and $0.3 million in compensation expense, of which approximately $0.02 million and $0.1 million related to options, respectively. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note N.

Restructuring

During 2001 and 2004 the Company recorded certain restructuring charges. As of March 31, 2007, the remaining liability approximates $0.1 million and relates to lease termination and other exit costs to be paid through 2012.

New Accounting Standards

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a debit of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of March 31, 2007 was $0.9 million.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

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

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash paid during the period for:
Interest	$4,837	$13,939
Income taxes	1,709	3,251
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$416	$1,565
Issuance of notes in connection with acquisitions	180	--
Cancellation of restricted shares of common stock	(9)	(32)

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

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The activity related to goodwill for the three month period ended March 31, 2007 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2006	$417,988	$28,383	$446,371
Additions due to acquisitions	245	--	245

Balance at March 31, 2007	$418,233	$28,383	$446,616

All goodwill additions for the three months ended March 31, 2007 were allocated to the patient-care centers segment.

NOTE E – ACQUISITIONS

The Company acquired the assets of a footwear company during the three month period ended March 31, 2007, for which it paid an aggregate purchase price of $0.5 million, consisting of $0.3 million in cash, a $0.2 million promissory note and other transaction costs. The Company did not have any acquisitions during the three month period ended March 31, 2006.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if cash collection targets are reached that verify the value of the target negotiated at acquisition. Earnouts are defined in the purchase agreement and are accrued based on attainment of earnout targets. In connection with these agreements, the Company paid $0.2 during each of the three month periods ended March 31, 2007 and 2006. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to a total of $1.3 million related to earnout provisions in future periods.

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method were as follows:

	March 31, 2007	December 31, 2006
(In thousands)
Raw materials	$27,570	$29,032
Work-in-process	29,284	27,279
Finished goods	18,670	19,492

	$75,524	$75,803

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
(In thousands)
Term Loan	$228,275	$228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	6,233	6,772

	409,508	410,624
Less current portion	(5,436)	(5,386)

	$404,072	$405,238

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of March 31, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

NOTE G – LONG TERM DEBT (CONTINUED)

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. At March 31, 2007, the interest rate on the Term Loan was 7.60%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. Effective March 12, 2007, the Company secured certain amendments to its existing Senior Secured Credit Facility that includes reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%.

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

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2007, the Company is in compliance with all covenants under these debt agreements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of March 31, 2007, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

Contingencies

Regulatory Inquiry

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

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.1 million and $0.2 million in net sales during the quarters ended March 31, 2007 and 2006, respectively, or less than 0.2% of the Company’s net sales, for each period. It should be noted that additional regulatory inquiries may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

Consolidated Class Action

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-715 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserted that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserted that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purported to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint and oral argument took place on February 21, 2007. On March 16, 2007, the United States District Court for the District of Maryland Southern Division dismissed the Second Amended Complaint with prejudice. The following thirty-day period during which the plaintiffs were permitted to file an appeal or motion for reconsideration passed without the filing of any such appeal or motion, resulting in a final judgment in favor of the Company.

Derivative Action

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al, No. CV 05 4259 (E.D.N.Y.), also largely repeats the allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows Partners complaint purports to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint seeks unspecified compensatory damages, restitution and disgorgement, injunctive relief, and award of attorneys’ fees and costs. The defendants have not yet filed their response to the Green Meadows Partners Complaint. After the transfer of the Consolidated Securities Class Action to the District of Maryland, the parties agreed to the transfer of the Green Meadows Partners case to the District of Maryland and to stay the case pending the outcome of the defendants’ motion to

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

dismiss the Consolidated Securities Class Action case. As discussed above, the Consolidated Securities Class Action was dismissed with prejudice by the District Court of Maryland Southern Division on March 16, 2007, and the thirty-day period during which the plaintiffs were permitted to file an appeal or motion for reconsideration passed without the filing of any such appeal or motion, resulting in a final judgment in favor of the Company. The Company intends to seek a dismissal of the Green Meadows Partners case.

Other Proceedings

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

	Three Months Ended March 31,
(In thousands, except share and per share data)	2007	2006
Net income	$1,784	$829
Less: Preferred stock dividends declared and accretion-7%
Redeemable Preferred Stock (1)	--	1,565
Less: Preferred stock dividend declared-Series A Convertible
Preferred Stock (1)	416	--

Net income (loss) applicable to common stock	$1,368	$(736)

Shares of common stock outstanding used to compute basic
per common share amounts	22,191,920	21,837,069
Effect of dilutive options	1,176,951	--

Shares used to compute dilutive per common share amounts (1)	23,368,871	21,837,069

Basic income (loss) per share applicable to common stock	$0.06	$(0.03)
Diluted income (loss) per share applicable to common stock	0.06	(0.03)

(1) For 2007 and 2006, excludes the effect of the conversion of the Preferred Stock as it is considered anti-dilutive. For 2007 and 2006, options to purchase 1,555,815 and 1,687,065 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive.

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The change in the Plan’s net benefit obligation is as follows:

(In thousands)
Net benefit cost at December 31, 2006	$5,851
Service cost	521
Interest cost	84
Amortization of (gain) loss	--

Net benefit cost at March 31, 2007	$6,456

At March 31, 2007, the Company has accrued approximately $6.5 million in benefit obligations related to the Plan.

NOTE L — STOCK-BASED COMPENSATION

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the three months ended March 31, 2007 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52
Granted	--	--	--	--
Vested	(66,125)	6.60	--	--
Forfeited	(7,250)	7.87	--	--

Nonvested at March 31, 2007	920,000	$8.01	79,135	$7.52

During the three month period ended March 31, 2007, 66,125 restricted shares of common stock, with an intrinsic value of $0.4 million, became fully vested. As of March 31, 2007, total unrecognized compensation cost related to restricted shares of common stock was approximately $6.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years. The aggregate granted shares have vesting dates through June 2010.

NOTE M — STOCK-BASED COMPENSATION (CONTINUED)

Options

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock awards in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. During the three months ended March 31, 2007, no shares were cancelled under the 2002 Stock Option Plan. At March 31, 2007, 3,041,002 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of an additional restricted stock grant in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. During the three months ended March 31, 2007, no shares were cancelled under the 2003 Directors’ Plan. At March 31, 2007, 380,461 shares of common stock were available for issuance.

Non-qualified Options

Under an employment agreement, in October 2001, the Company issued to its Chief Financial Officer a non-qualified option to purchase 75,000 shares of its common stock at an exercise price of $5.50 per share. Similarly, under an employment agreement, in January 2002, the Company issued to its President and Chief Operating Officer a non-qualified option to purchase 350,000 shares of its common stock at an exercise price of $6.02 per share. In addition, the Company has issued to other employees non-qualified options to purchase an aggregate of 80,000 shares of its common stock at a weighted average exercise price of $8.73 per share. These options were granted at fair market value of the underlying common stock on the date of grant. During the three months ended March 31, 2007, none of the above options were exercised. During the three months ended March 31, 2007, no options to exercise shares were cancelled. At March 31, 2007, 406,000 non-qualified options were exercisable.

NOTE M — STOCK-BASED COMPENSATION (CONTINUED)

Options (continued)

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(14,750)	--	--	--	--	--
Exercised	(121,109)	3.68	(25,000)	5.20	--	--

Outstanding at March 31, 2007	2,253,124	$11.04	163,411	$10.79	406,000	$5.95

Aggregate intrinsic value at March 31, 2007	$24,877,010		$1,761,896		$2,415,000
Weighted average remaining contractual term (years)	2.9		5.5		3.0

The intrinsic value of options exercised during the three months ended March 31, 2007 was $0.6 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2007 were 2.8 million shares with a weighted average exercise price of $10.33, an average remaining contractual term of 3.0 years, and an aggregate intrinsic value of $28.8 million. Cash received by the Company related to the exercise of options during the three months ended March 31, 2007 amounted to $0.3 million. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was approximately $0.03 million and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years.

Information concerning outstanding and exercisable options as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
Range of Exercise Prices	Shares	Remaining Life (Years)	Exercise Price	Shares	Average Exercise Price
$ 1.64 to $ 1.65	403,065	2.2	$1.64	403,065	$1.64
4.63 to 6.02	758,655	2.4	5.37	731,380	5.38
8.08 to 12.10	167,105	5.7	9.30	167,105	9.30
12.96 to 18.63	1,388,710	3.4	14.71	1,379,755	14.70
22.13 to 22.50	105,000	1.7	22.31	105,000	22.31

	2,822,535	3.0	$10.29	2,786,305	$10.33

NOTE N – SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations.

The reportable segments are: (i) patient-care centers and (ii) distribution. The reportable segments are described further below:

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers and fabrication centers of O&P components. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

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

NOTE N – SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
Three Months Ended March 31, 2007
Net sales
Customers	$130,609	$13,047	$194	$--	$143,850
Intersegments	--	28,840	426	(29,266)	--
Depreciation and amortization	3,004	82	662	--	3,748
Income from operations	19,153	3,619	(10,712)	336	12,396
Interest (income) expense	(1,628)	1,733	9,235	--	9,340
Income (loss) before taxes and extraordinary items	20,781	1,886	(19,947)	336	3,056
Total assets	613,239	92,179	9,116	--	714,534
Capital expenditures	1,777	127	2,221	--	4,125
Three Months Ended March 31, 2006
Net sales
Customers	$127,140	$13,185	$120	$--	$140,445
Intersegments	--	24,223	--	(24,223)	--
Depreciation and amortization	3,104	76	508	--	3,688
Income from operations	15,787	4,667	(9,539)	--	10,915
Interest (income) expense	(1,575)	1,727	9,348	--	9,500
Income (loss) before taxes and extraordinary items	17,362	2,940	(18,887)	--	1,415
Total assets	587,166	79,941	37,311	--	704,418
Capital expenditures	2,186	32	399	--	2,617

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues for three months ended March 31, 2007 and the same period in the prior year.

NOTE O – CONSOLIDATING FINANCIAL INFORMATION

The Company’s Revolving Credit Facility, Senior Notes, and Term Loan are guaranteed fully, jointly and severally, and unconditionally by all of the Company’s current and future domestic subsidiaries. The following are summarized Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006, Statements of Operations for the three month periods ended March 31, 2007 and 2006 and Cash Flows for the three month periods ended March 31, 2007 and 2006 of the Company, segregating the parent company (Hanger Orthopedic Group, Inc.) and its guarantor subsidiaries, as each of the Company’s subsidiaries is wholly-owned.

NOTE O – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - March 31, 2007	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$13,299	$6,155	$--	$19,454
Accounts receivable	--	93,315	--	93,315
Inventories	--	75,524	--	75,524
Prepaid expenses, other assets and income taxes receivable	5,088	8,618	--	13,706
Intercompany receivable	315,495	--	(315,495)	--
Deferred income taxes	8,069	--	--	8,069

Total current assets	341,951	183,612	(315,495)	210,068
Property, plant and equipment, net	8,567	34,308	--	42,875
Excess cost over net assets acquired	--	446,616	--	446,616
Patents and other intangible assets,net	--	2,732	--	2,732
Investment in subsidiaries	324,027	--	(324,027)	--
Other assets	10,906	1,337	--	12,243

Total assets	$685,451	$668,605	$(639,522)	$714,534

LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$2,300	$3,136	$--	$5,436
Accounts payable	728	16,680	--	17,408
Accrued expenses	10,671	(1,470)	--	9,201
Accrued interest payable	6,078	50	--	6,128
Accrued compensation related costs	3,292	7,857	--	11,149

Total current liabilities	23,069	26,253	--	49,322
Long-term debt, less current portion	400,975	3,097	--	404,072
Deferred income taxes	34,662	(4,862)	--	29,800
Intercompany payable	--	315,495	(315,495)	--
Other liabilities	9,013	4,595	--	13,608

Total liabilities	467,719	344,578	(315,495)	496,802

Convertible preferred stock	47,654	--	--	47,654

Common stock	225	36	(36)	225
Additional paid-in capital	157,750	7,461	(7,461)	157,750
Retained earnings	12,759	317,070	(317,070)	12,759
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	170,078	324,027	(324,027)	170,078

Total liabilities, convertible preferred stock
and shareholders’ equity	$685,451	$668,605	$(639,522)	$714,534

NOTE O – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

BALANCE SHEET - December 31, 2006	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
(In thousands)
ASSETS
Cash and cash equivalents	$18,925	$4,214	$--	$23,139
Accounts receivable	--	99,403	--	99,403
Inventories	--	75,803	--	75,803
Prepaid expenses, other assets and income taxes receivable	2,036	6,769	--	8,805
Intercompany receivable	327,944	--	(327,944)	--
Deferred income taxes	7,962	--	--	7,962

Total current assets	356,867	186,189	(327,944)	215,112
Property, plant and equipment, net	7,447	34,847	--	42,294
Excess cost over net assets acquired	--	446,371	--	446,371
Patents and other intangible assets, net	--	2,935	--	2,935
Investment in subsidiaries	302,845	--	(302,845)	--
Other assets	11,113	1,297	--	12,410

Total assets	$678,272	$671,639	$(630,789)	$719,122

LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$2,300	$3,086	$--	$5,386
Accounts payable	1,295	17,798	--	19,093
Accrued expenses	11,460	(598)	--	10,862
Accrued interest payable	1,759	44	--	1,803
Accrued compensation related costs	3,503	17,257	--	20,760

Total current liabilities	20,317	37,587	--	57,904
Long-term debt, less current portion	401,551	3,687	--	405,238
Deferred income taxes	35,603	(4,862)	--	30,741
Intercompany payable	--	327,944	(327,944)	--
Other liabilities	5,470	4,438	--	9,908

Total liabilities	462,941	368,794	(327,944)	503,791

Convertible preferred stock	47,654	--	--	47,654

Common stock	224	35	(35)	224
Additional paid-in capital	156,480	7,462	(7,462)	156,480
Retained earnings	11,629	295,888	(295,888)	11,629
Treasury stock	(656)	(540)	540	(656)

Total shareholders’ equity	167,677	302,845	(302,845)	167,677

Total liabilities, convertible preferred stock
and shareholders’ equity	$678,272	$671,639	$(630,789)	$719,122

NOTE O – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF OPERATIONS Three Months Ended March 31, 2007 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$143,850	$--	$143,850
Cost of goods sold (exclusive of depreciation and amortization)	--	72,549	--	72,549
Selling, general and administrative	8,361	46,796	--	55,157
Depreciation and amortization	528	3,220	--	3,748

Income (loss) from operations	(8,889)	21,285	--	12,396
Interest expense, net	9,235	105	--	9,340
Equity in earnings of subsidiaries	21,180	--	(21,180)	--

Income (loss) before taxes	3,056	21,180	(21,180)	3,056
Provision for income taxes	1,272	--	--	1,272

Net income	$1,784	$21,180	$(21,180)	$1,784

STATEMENT OF OPERATIONS Three Months Ended March 31, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$--	$140,445	$--	$140,445
Cost of goods sold (exclusive of depreciation and amortization)	--	70,215	--	70,215
Selling, general and administrative	7,328	48,299	--	55,627
Depreciation and amortization	414	3,274	--	3,688

Income (loss) from operations	(7,742)	18,657	--	10,915
Interest expense, net	9,348	152	--	9,500
Equity in earnings of subsidiaries	18,505	--	(18,505)	--

Income (loss) before taxes	1,415	18,505	(18,505)	1,415
Provision for income taxes	586	--	--	586

Net income	$829	$18,505	$(18,505)	$829

NOTE O – CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2007 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,325)	$5,480	$--	$2,155

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,649)	(2,476)	--	(4,125)
Acquisitions and earnouts	--	(498)	--	(498)
Proceeds from sale of property, plant and equipment	--	158	--	158

Net cash used in investing activities	(1,649)	(2,816)	--	(4,465)
Cash flows from financing activities:
Borrowings under revolving credit agreement	--	--	--	--
Repayments under revolving credit agreement	--	--	--	--
Repayments under term loan	(577)	--	--	(577)
Scheduled repayment of long-term debt	--	(719)	--	(719)
Decrease in financing costs	(238)	--	--	(238)
Proceeds from issuance of Common Stock	575	--	--	575
Preferrd stock dividend paid	(416)	--	--	(416)

Net cash used in financing activities	(656)	(719)	--	(1,375)

Net decrease in cash and cash equivalents	(5,630)	1,945	--	(3,685)
Cash and cash equivalents, at beginning of period	18,925	4,214	--	23,139

Cash and cash equivalents, at end of period	$13,295	$6,159	$--	$19,454

STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2006 (In thousands)	Hanger Orthopedic Group (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,108)	$2,337	$--	$(12,771)

Cash flows from investing activities:
Purchase of property, plant and equipment	(399)	(2,218)	--	(2,617)
Acquisitions and earnouts	--	(154)	--	(154)
Proceeds from sale of property, plant and equipment	--	57	--	57

Net cash used in investing activities	(399)	(2,315)	--	(2,714)

Cash flows from financing activities:
Borrowings under revolving credit agreement	19,000	--	--	19,000
Repayments under revolving credit agreement	(5,000)	--	--	(5,000)
Repayments under term loan	(375)	--	--	(375)
Scheduled repayment of long-term debt	--	(646)	--	(646)
Increase in financing costs	(95)	--	--	(95)
Proceeds from issuance of Common Stock	141	--	--	141
Change in book overdraft	711	--	--	711

Net cash provided by (used in) financing activities	14,382	(646)	--	13,736

Net decrease in cash and cash equivalents	(1,125)	(624)	--	(1,749)
Cash and cash equivalents, at beginning of period	3,120	4,801	--	7,921

Cash and cash equivalents, at end of period	$1,995	$4,177	$--	$6,172

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

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient-care centers”), accounting for approximately 22% of the $2.5 billion O&P patient-care market, in the United States. In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia, LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the quarter ended March 31, 2007, our net sales were $143.9 million and we recorded net income of $1.8 million.

We conduct our operations in two segments – patient-care centers and distribution. For the quarter ended March 31, 2007, net sales attributable to our patient-care services segment and distribution segment were $130.6 million and $13.0 million, respectively. See Note N to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Services

At March 31, 2007, we operated 619 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”).

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

Product Development

In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Working with the inventors, IN, Inc. advances the design and manufacturing, the regulatory and clinical aspects of the technology and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc.‘s first product, the WalkAide System, has received U.S. Food and Drug Administration (“FDA”) approval and was released for sale through our patient-care centers on May 1, 2006. In November 2006, we received ISO 13485 certification as well as the European CE Mark which are widely accepted quality management standards for medical devices and related services. During 2007 we anticipate developing additional distribution channels for the WalkAide, including cultivating international distributors and development of a direct sales force.

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

Results and Outlook

Net sales for the three months ended March 31, 2007 increased by $3.5 million, or 2.5%, to $143.9 million from $140.4 million in the prior year’s first quarter. The sales increase was principally the result of a $3.3 million, or 2.6%, increase in same-center sales in our patient care business. Cost of goods sold for the quarter increased by $2.3 million to $72.5 million, or 50.4% of net sales, compared to $70.2 million, or 50.0% of net sales, in the prior quarter principally due to the increase in sales and a $1.2 million decrease in labor, offset by a $3.5 million increase in cost of materials as compared to 2006.

Income from operations increased by $1.5 million for the three months ended March 31, 2007, to $12.4 million from $10.9 million in the same period of the prior year due principally to the sales increase and a decrease in selling, general and administrative expenses, offset by an increase in cost of goods sold. Selling, general and administrative expenses decreased by $0.5 million due to a $0.2 million increase in personnel costs offset by a $0.7 million decrease in other variable operating expense. The increase in cost of goods sold as a percentage of sales was due to sales increases, the mix of products sold, and inflationary factors; offset by lower employee costs.

We continue to improve upon our cash collections. Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment, decreased to 56 days as of March 31, 2007 compared to 59 days at March 31, 2006. The decrease in DSO is due to continued efforts at the patient-care centers to target collections as well as other work flow enhancements.

We expect to continue to see an increase in our sales volume over the next year as a result of the increase in Medicare reimbursement, continued roll out of Linkia national contracts, sales from IN, Inc.‘s WalkAide and growth from our distribution segment. We will also continue our efforts to counter the cyclical trends and challenges present in our market by undertaking several specific initiatives:

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

Critical Accounting Policies & Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions, and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

March 31, 2007 (In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$26,622	$10,168	$11,212	$48,002
Private pay	3,212	1,184	1,551	5,947
Medicaid	4,874	2,778	3,157	10,809
Medicare	14,416	4,113	3,730	22,259
VA	780	290	222	1,292

	$49,904	$18,533	$19,872	$88,309

December 31, 2006 (In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$27,957	$15,730	$9,866	$53,553
Private pay	3,111	1,310	1,222	5,643
Medicaid	4,639	3,686	2,778	11,103
Medicare	13,796	5,908	2,978	22,682
VA	833	435	177	1,445

	$50,336	$27,069	$17,021	$94,426

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

•	Deferred Tax Assets (Liabilities). We account for certain income and expense items differently for financial accounting purposes than for income tax purposes. Deferred income tax assets or liabilities are provided in recognition of these temporary differences. We recognize deferred tax assets if it is more likely than not the assets will be realized in future years. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess the temporary differences resulting from differing treatment of items, such as the deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe the recovery is not likely, we must establish a valuation allowance, which will continually be assessed. After having determined that we will be able to begin utilizing a significant portion of the deferred tax assets, the valuation allowance may be reversed, resulting in a benefit to the statement of operations in some future period.

•	Stock-Based Compensation. Stock-based compensation is accounted for using the grant-date fair value method. Compensation expense is recognized ratably over the service period. We estimate a 0% forfeiture rate for unvested options, as they relate to director awards and we do not forsee any director terminations prior to vesting. Based on the history of restricted stock forfeitures, we do not believe future forfeitures will have a material impact on future compensation expense or earnings per share.

•	Supplemental Executive Retirement Plan. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2007:

Discount rate	5.75%
Average rate of increase in compensation	3.00%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a debit of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of March 31, 2007 was $0.9 million.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	50.4	50.0
Selling, general and administrative	38.4	39.6
Depreciation and amortization	2.6	2.6

Income from operations	8.6	7.8
Interest expense, net	6.5	6.8

Income before taxes	2.1	1.0
Provision for income taxes	0.9	0.4

Net income	1.2	0.6

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 were $143.9 million, an increase of $3.5 million, or 2.5%, versus net sales of $140.4 million for the three months ended March 31, 2006. The sales increase was principally the result of a $3.3 million, or 2.6%, same-center sales growth.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2007 was $72.5 million, or 50.4% of net sales, compared to $70.2 million, or 50.0% of net sales, for the three months ended March 31, 2006. The increase in cost of goods sold as a percentage of sales was due to sales increases, the mix of products sold, and inflationary factors; offset by lower employee costs.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2007 decreased by $0.5 million to $55.2 million, or 38.4% of net sales from $55.6 million, or 39.6% of net sales, for the three months ended March 31, 2006. The decrease resulted from a $0.2 million increase in personnel costs offset by a $0.7 million decrease in other variable operating expense.

Depreciation and Amortization. Depreciation and amortization for each of the three months ended March 31, 2007 and 2006 was $3.7 million.

Income from Operations.Principally due to an increase in net sales, income from operations for the three months ended March 31, 2007 was $12.4 million compared to $10.9 million for the three months ended March 31, 2006. Income from operations, as a percentage of net sales, increased to 8.6% for the three months ended March 31, 2007 versus 7.8% for the prior year’s comparable period.

Interest Expense. Interest expense in the three months ended March 31, 2007 decreased to $9.3 million compared to $9.5 million in the three months ended March 31, 2006 due to amendments to our existing Senior Secured Credit Facility that includes reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%.

Income Taxes. Income tax provision of $1.3 million was recognized for the three months ended March 31, 2007 compared to $0.6 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations. The effective tax rate for the three months ended March 31, 2007 was 41.6% compared to 41.4% for the three months ended March 31, 2006. The effective tax rate for the three month periods ended March 31, 2007 and 2006 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $1.8 million for the three months ended March 31, 2007, compared to net income of $0.8 million for the same period in the prior year.

Net Income (Loss) Applicable to Common Stock. Preferred stock dividends amounted to $0.4 million in the first quarter of 2007 compared to preferred stock dividends and accretion of $1.6 million in the first quarter of 2006. As a result, net income applicable to common stock of $1.4 million, or $0.06 per share, was recorded in the first quarter of 2007, compared to a net loss attributable to common stock of $0.7 million, or $0.03 per share, in the prior year’s first quarter.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at March 31, 2007 was $160.7 million compared to $157.2 million at December 31, 2006. Working capital increased principally as a result of continued strong cash collections as evidenced by the decrease in accounts receivable offset by decreases in accounts payable and payment of year end incentive compensation. These factors combined with a change in interest payment dates resulted in operating cash flows of $2.2 million for the three months ended March 31, 2007, which compared favorably to $12.8 million of cash used by operations in the prior year. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the three months ended March 31, 2007, decreased to 56 days, compared to 59 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections. At March 31, 2007 the company’s availability under its Revolving Credit Facility was $72.0 million, net of $3.0 million of standby letters of credit.

Net cash used in investing activities was $4.5 million for the three months ended March 31, 2007, versus $2.7 million for the same period in the prior year. Cash used in investing activities was principally related to the purchase of computer related assets and leasehold improvements and the acquisition of a footwear company for approximately $0.5 million.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2007, compared to net cash provided by financing activities of $13.7 million for the three months ended March 31, 2006. Improved cash flows from operations for the three months ended March 31, 2007 eliminated the need for the company to borrow funds under its Revolving Credit Facility. For the three months ended March 31, 2006 the company borrowed $14.0 million under the Revolving Credit Facility which were used primarily to fund the payout of incentive compensation and the purchases of fixed assets.

Debt

The following summarizes our debt balance at:

	March 31, 2007	December 31, 2006
(In thousands)
Term Loan	$228,275	$228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	6,233	6,772

	409,508	410,624
Less current portion	(5,436)	(5,386)

	$404,072	$405,238

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of March 31, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. At March 31, 2007, the interest rate on the Term Loan was 7.60%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. Effective March 12, 2007, the Company secured certain amendments to its existing Senior Secured Credit Facility that includes reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%. On April 30, 2007, the Company received a rating upgrade from Moody’s Investors Service. This upgrade combined with achievement of other thresholds defined in the Term Loan agreement will result in a 25 basis point reduction in the interest rate margin from the present rate of 2.25% above LIBOR.

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

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $50.0 million in acquisitions annually by the terms of the Revolving Credit Facility agreement. At March 31, 2007, we are in compliance with all covenants under these debt agreements.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2007:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
(In thousands)
Long-term debt	$4,190	$4,676	$3,185	$2,546	$2,520	$392,391	$409,508
Interest payments on long-term debt	31,187	35,273	34,978	34,767	34,579	66,353	237,137
Operating leases	28,898	23,694	18,052	10,878	5,998	3,888	91,408
Capital leases	123	87	35	2	--	--	247
Other long-term obligations (1)	539	245	336	16,650	1,843	780	20,393

Total contractual cash obligations	$64,937	$63,975	$56,586	$64,843	$44,940	$463,412	$758,693

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

Dividends.

The Series A Convertible Preferred Stock are entitled to cumulative dividends, accruing at an annual rate of 3.33%, or $1.7 million, payable quarterly in arrears. We may elect to defer the payment of dividends otherwise payable on a dividend payment date. In such event, the amount of deferred dividends will be added to the stated value. Accrued but unpaid dividends will be payable upon our liquidation in cash and upon a Holder Conversion, (as defined in the Amended and Restated Preferred Stock Purchase Agreement) at the option of the Holder, either in cash (to the extent permitted under applicable law and the terms of our indebtedness) or in additional shares of our common stock. Immediately prior to the occurrence of an acceleration event prior to the fifth anniversary of the original issue date, the stated value of each share of Series A Convertible Preferred Stock will be increased by an amount per share equal to all dividends that would otherwise be payable on a share of Series A Convertible Preferred Stock on each dividend payment date on and after the occurrence of such acceleration event and prior to and including the fifth anniversary of the original issuance date.

Off-Balance Sheet Arrangements

The Company's wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of March 31, 2007, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At March 31, 2007, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼ % Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of March 31, 2007, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at March 31, 2007, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At March 31, 2007, we had one contract outstanding which fixed LIBOR at 7.60% and expiring on June 29, 2007.

Presented below is an analysis of our financial instruments as of March 31, 2007 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility (the revolving Credit Facility did not have an outstanding balance at March 31, 2007), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$13,925	$15,066	$16,208	$17,349	$18,490	$19,632	$20,773

Revolving Credit Facility	--	--	--	--	--	--	--

	$13,925	$15,066	$16,208	$17,349	$18,490	$19,632	$20,773

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2007, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

Regulatory Inquiry

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

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.1 million and $0.2 million in net sales during the quarters ended March 31, 2007 and 2006, respectively, or less than 0.2% of the Company’s net sales, for each period.

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

Consolidated Class Action

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-7 15 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserted that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserted that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purported to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint and oral argument took place on February 21, 2007. On March 16, 2007, the United States District Court for the District of Maryland Southern Division dismissed the Second Amended Complaint with prejudice. The following thirty-day period during which the plaintiffs were permitted to file an appeal or motion for reconsideration passed without the filing of any such appeal or motion, resulting in a final judgment in favor of the Company.

Derivative Action

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al, No. CV 05 4259 (E.D.N.Y.), also largely repeats the allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows Partners complaint purports to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint seeks unspecified compensatory damages, restitution and disgorgement, injunctive relief, and award of attorneys’ fees and costs. The defendants have not yet filed their response to the Green Meadows Partners Complaint. After the transfer of the Consolidated Securities Class Action to the District of Maryland, the parties agreed to the transfer of the Green Meadows Partners case to the District of Maryland and to stay the case pending the outcome of the defendants’ motion to dismiss the Consolidated Securities Class Action case. As discussed above, the Consolidated Securities Class Action was dismissed with prejudice by the District Court of Maryland Southern Division on March 16, 2007, and the thirty-day period during which the plaintiffs were permitted to file an appeal or motion for reconsideration passed without the filing of any such appeal or motion, resulting in a final judgment in favor of the Company. The Company intends to seek a dismissal of the Green Meadows Partners case.

Other Proceedings

The Company is also party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Company’s financial statements.

ITEM 1A. Risk Factors

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

We incurred net losses for the years ended December 31, 2004 and could incur net losses in the future.

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the three months ended March 31, 2007 and the year ended December 31, 2006, we generated net income of $1.8 million and $3.4 million, respectively. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 40.3% and 41.5% of our net sales for the three months ended March 31, 2007 and 2006, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels which ended December 31, 2006 on all O&P services. The effect of this legislation was a downward pressure on our income from operations. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

As of March 31, 2007 and December 31, 2006, our accounts receivable over 120 days represented approximately 17.6% and 16.3% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2006, we recorded a $4.4 million decrease to inventory. Adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 9, 2007	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: May 9, 2007	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: May 9, 2007	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)