Form 10-Q
period 2007-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2007-08-08
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _______________________

Commission file number      1-10670

           HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
     (301) 986-0701

_________________________________________________________________________________
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

        As of August 3, 2007, 22,582,651 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Unaudited Consolidated Balance Sheets - June 30, 2007 and
	December 31, 2006	1
	Unaudited Consolidated Statements of Operations for the
	Three and Six Months ended June 30, 2007 and 2006	3
	Unaudited Consolidated Statements of Cash Flows for the
	Six Months ended June 30, 2007 and 2006	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 6.	Exhibits	45
SIGNATURES		46

Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

ASSETS	June 30, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$30,086	$23,139
Accounts receivable, less allowance for doubtful accounts
of $3,323 and $3,369 in 2007 and 2006, respectively	96,173	99,403
Inventories	75,079	75,803
Prepaid expenses, other assets and income taxes receivable	10,677	8,805
Deferred income taxes	7,060	7,962

Total current assets	219,075	215,112

PROPERTY, PLANT AND EQUIPMENT
Land	1,065	1,065
Buildings	5,287	5,287
Furniture and fixtures	12,570	12,283
Machinery and equipment	27,711	26,323
Leasehold improvements	37,605	33,811
Computer and software	52,878	49,750

Total property, plant and equipment	137,116	128,519
Less accumulated depreciation and amortization	93,066	86,225

Total property, plant and equipment	44,050	42,294

INTANGIBLE ASSETS
Excess cost over net assets acquired	446,616	446,371
Patents and other intangible assets, net	2,529	2,935

Total intangible assets, net	449,145	449,306

OTHER ASSETS
Debt issuance costs, net	10,215	10,853
Other assets	3,230	1,557

Total other assets	13,445	12,410

TOTAL ASSETS	$725,715	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	June 30, 2007	December 31, 2006
CURRENT LIABILITIES
Current portion of long-term debt	$5,592	$5,386
Accounts payable	18,686	19,093
Accrued expenses	7,946	10,862
Accrued interest payable	1,726	1,803
Accrued compensation related costs	19,703	20,760

Total current liabilities	53,653	57,904

LONG-TERM LIABILITIES
Long-term debt, less current portion	403,592	405,238
Deferred income taxes	33,391	30,741
Other liabilities	11,546	9,908

Total liabilities	502,182	503,791

COMMITMENTS AND CONTINGENCIES (Note H)
CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding in 2007	47,654	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
23,427,624 shares and 22,377,551 shares issued and
outstanding in 2007 and 2006, respectively	234	224
Additional paid-in capital	158,866	156,480
Retained earnings	17,435	11,629

	176,535	168,333
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	175,879	167,677

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY	$725,715	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$160,366	$152,855	$304,217	$293,300
Cost of goods sold (exclusive of depreciation and amortization)	78,945	75,346	151,494	145,561
Selling, general and administrative	59,714	57,751	114,872	113,378
Depreciation and amortization	3,878	3,759	7,626	7,447

Income from operations	17,829	15,999	30,225	26,914
Interest expense	9,125	9,914	18,465	19,414
Extinguishment of debt	--	16,415	--	16,415

Income (loss) before taxes	8,704	(10,330)	11,760	(8,915)
Provision (benefit) for income taxes	3,612	(4,606)	4,884	(4,020)

Net income (loss)	5,092	(5,724)	6,876	(4,895)
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	--	1,186	--	2,751
Preferred stock dividend-Series A Convertible Preferred Stock	416	167	833	167
Accretion of beneficial conversion feature	--	2,224	--	2,224

Net income (loss) applicable to common stock	$4,676	$(9,301)	$6,043	$(10,037)

Basic Per Common Share Data
Net income (loss) applicable to common stock	$0.21	$(0.42)	$0.27	$(0.46)

Shares used to compute basic per common share amounts	22,399,292	21,946,319	22,295,606	21,891,694

Diluted Per Common Share Data
Net income (loss) applicable to common stock	$0.17	$(0.42)	$0.23	$(0.46)

Shares used to compute diluted per common share amounts	30,049,735	21,946,319	29,908,304	21,891,694

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Dollars in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$6,876	$(4,895)
Adjustments to reconcile net income to net cash provided by operating activities:
Extinguishment of debt	--	16,415
Premiums paid on early extinguishment of debt	--	(11,393)
Gain on disposal of assets	38	10
Provision for bad debt	8,774	9,208
Provision for deferred income taxes	2,628	(234)
Depreciation and amortization	7,626	7,447
Amortization of debt issuance costs	902	1,122
Compensation expense on stock options and restricted stock	1,404	765
Amortization of terminated interest rate swaps	--	(205)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(5,541)	(3,578)
Inventories	882	(1,604)
Prepaid expenses, other assets, and income taxes receivable	(3,176)	(10,982)
Other assets	66	68
Accounts payable	(235)	(1,002)
Accrued expenses, accrued interest payable, and income taxes payable	(3,631)	(6,228)
Accrued compensation related costs	(1,058)	(3,174)
Other liabilities	4,551	1,186

Net cash provided by (used in) operating activities	20,106	(7,074)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(9,094)	(5,177)
Acquisitions and contingent purchase price (net of cash acquired)	(1,461)	(506)
Proceeds from sale of property, plant and equipment	158	57

Net cash used in investing activities	(10,397)	(5,626)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	21,000
Repayments under revolving credit agreement	--	(26,000)
Repayment of term loan	(1,151)	(146,625)
Repayment of senior notes	--	(190,921)
Repayment of senior subordinated debt	--	(15,485)
Repurchase of 7% Redeemable Preferred Stock	--	(64,693)
Proceeds from new term loan facility	--	230,000
Proceeds from senior note issuance	--	175,000
Proceeds from issuance of Series A Convertible Preferred Stock	--	50,000
Scheduled repayment of long-term debt	(1,219)	(1,129)
Financing costs	(265)	(13,263)
Proceeds from issuance of Common Stock	706	253
Preferred stock dividends paid	(833)	--
Change in book overdraft	--	(667)

Net cash provided by (used in) financing activities	(2,762)	17,470

Increase in cash and cash equivalents	6,947	4,770
Cash and cash equivalents, at beginning of period	23,139	7,921

Cash and cash equivalents, at end of period	$30,086	$12,691

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition (continued)

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

Property, Plant and Equipment

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

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for non-employee members of the Board of Directors. At June 30, 2007, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors ranging from one to four years.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

The Company follows the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. For the three month periods ended June 30, 2007 and 2006, the Company recognized $0.7 million and $0.4 million in compensation expense, respectively, of which approximately $0.01 million related to options in both periods. The Company recognized $1.4 million and $0.7 million in compensation expense for the six month periods ended June 30, 2007 and 2006, respectively, of which approximately $0.03 million and $0.1 million related to options, respectively. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

Restructuring

During 2001 and 2004 the Company recorded certain restructuring charges. As of June 30, 2007, the remaining liability approximates $0.08 million and relates to lease termination and other exit costs to be paid through 2012.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months we may recognize gross tax affected unrecognized tax benefits of up to $1.5 million, a substantial portion of which is not expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of June 30, 2007 was $0.9 million, including $0.1 million in the current income tax provision for the six month period ended June 30, 2007. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Guidance

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 159 will not have a material impact on its financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended June 30,
(In thousands)	2007	2006
Cash paid during the period for:
Interest	$18,264	$24,618
Income taxes	4,024	4,254
Non-cash financing and investing activities:
Preferred stock dividends declared	$833	$2,898
Preferred stock accretion	--	20
Issuance of notes in connection with acquistions	930	--
Accretion of beneficial conversion feature	--	2,224
Issuance (cancellation) of restricted shares of common stock	7,114	(32)

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company determined that it has two reporting units, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The Company completed its annual goodwill impairment analysis in October 2006, which did not result in an impairment. The fair value of the Company’s reporting units were primarily determined based on the income approach and considers the market and cost approach.

The activity related to goodwill for the six month period ended June 30, 2007 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2006	$417,988	$28,383	$446,371
Additions due to acquisitions	245	--	245

Balance at June 30, 2007	$418,233	$28,383	$446,616

NOTE E – ACQUISITIONS

During the three and six month periods ended June 30, 2007, the Company acquired one orthotic and prosthetics company that operated a total of 4 patient-care centers, for which it paid an aggregate purchase price of $1.5 million, consisting of $0.7 million cash, and a $0.8 million promissory note. The Company acquired the assets of a footwear company during the six month period ended June 30, 2007, for which it paid an aggregate purchase price of $0.5 million, consisting of $0.3 million in cash, a $0.2 million promissory note and other transaction costs. The Company did not make any acquisitions during the three and six month periods ended June 30, 2006.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if cash collection targets are reached that verify the value of the target negotiated at acquisition. Earnouts are defined in the purchase agreement and are accrued based on attainment of earnout targets. In connection with these agreements, the Company made earnout payments of $0.2 million and $0.5 million during the six month periods ended June 30, 2007 and 2006, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to a total of $1.3 million related to earnout provisions in future periods.

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30, 2007	December 31, 2006
(In thousands)
Raw materials	$28,267	$29,032
Work-in-process	29,286	27,279
Finished goods	17,526	19,492

	$75,079	$75,803

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
(In thousands)
Term Loan	$227,700	$228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	6,484	6,772

	409,184	410,624
Less current portion	(5,592)	(5,386)

	$403,592	$405,238

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at June 30, 2007. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.4 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.0 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

NOTE G – LONG TERM DEBT (CONTINUED)

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of June 30, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.25% or a Base Rate (as defined in the credit agreement) plus 1.50%. At June 30, 2007, the interest rate on the Term Loan was 7.61%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed in full and unconditionally, on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries as well as all the assets of the Company. The parent company has no independent assets or operation and all subsidiaries are 100% owned by the Company. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006. On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering. Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

NOTE G – LONG TERM DEBT (CONTINUED)

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2007, the Company is in compliance with all covenants under these debt agreements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of June 30, 2007, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

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

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.3 million in net sales during each of the six month periods ended June 30, 2007 and 2006, respectively, or less than 0.2% of the Company’s net sales, for each period. It should be noted that additional regulatory inquiries may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

Consolidated Class Action

Between June 22, 2004 and July 1, 2004, five putative securities class action complaints were filed against the Company, four in the Eastern District of New York, Twist Partners v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02585 (filed 06/22/2004, E.D.N.Y); Shapiro v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02681 (filed 06/28/2004, E.D.N.Y.); Imperato v. Hanger Orthopedic Group, Inc., No. 1:04-cv-02736 (filed 06/30/2004, E.D.N.Y.); Walters v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-02826 (filed 07/01/2004, E.D.N.Y.); and one in the Eastern District of Virginia, Browne v. Hanger Orthopedic Group, Inc., et al., No. 1:04-cv-7 15 (filed 06/23/2004, E.D. Va.). The complaints asserted that the Company’s reported revenues were inflated through certain billing improprieties at one of the Company’s facilities. The plaintiffs in Browne subsequently dismissed their complaint without prejudice, and the four remaining cases were consolidated into a single action in the Eastern District of New York encaptioned In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 1:04-cv-2585 (the “Consolidated Securities Class Action”). On February 28, 2006, the court granted the Company’s motion to transfer the Consolidated Securities Class Action to the District of Maryland. On June 12, 2006, a Second Consolidated Amended Class Action Complaint was filed against the Company in the District of Maryland, In re Hanger Orthopedic Group, Inc. Securities Litigation, No. 8:06-cv-00579-AW (the “Second Amended Complaint”). The Second Amended Complaint asserted that the Company’s reported revenues were inflated through certain billing improprieties at some of the Company’s facilities. In addition, the Second Amended Complaint asserted that the Company violated the federal securities laws in connection with a restatement announced by the Company on August 16, 2004, restating certain of the Company’s financial statements during 2001 through the first quarter of 2004. The Second Amended Complaint purported to allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as violations of Section 20(a) of the Exchange Act by certain of the Company’s executives as “controlling persons” of the Company. On September 1, 2006, the Company filed a motion to dismiss the Second Amended Complaint and oral argument took place on February 21, 2007. On March 16, 2007, the United States District Court for the District of Maryland Southern Division dismissed the Second Amended Complaint with prejudice. The following thirty-day period during which the plaintiffs were permitted to file an appeal or motion for reconsideration passed without the filing of any such appeal or motion, resulting in final dismissal of the case.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Derivative Action

On September 8, 2005, a derivative action was filed against the Company and certain of its current and former directors in the United States District Court for the Eastern District of New York. The lawsuit, which is encaptioned Green Meadows Partners, LLP v. Ivan R. Sabel, et al, No. CV 05 4259 (E.D.N.Y.), largely repeated the allegations made in the consolidated amended complaint filed by the plaintiffs in In re Hanger Orthopedic Group, Inc. Securities Litigation, discussed above. On that basis, the Green Meadows Partners complaint purported to assert claims against the individual defendants, on behalf of the Company, for contribution in connection with the In re Hanger Orthopedic Group, Inc. Securities Litigation matter; forfeiture of certain bonuses and other incentive-based or equity-based compensation pursuant to Section 304; breach of fiduciary duty; unjust enrichment; and “abuse of control.” The Complaint sought unspecified compensatory damages, restitution and disgorgement, injunctive relief, and award of attorneys’ fees and costs. The defendants did not file a response to the Green Meadows Partners Complaint. After the transfer of the Consolidated Securities Class Action to the District of Maryland, the parties agreed to the transfer of the Green Meadows Partners case to the District of Maryland and to stay the case pending the outcome of the defendants’ motion to dismiss the Consolidated Securities Class Action case. As discussed above, the Consolidated Securities Class Action was dismissed with prejudice by the District Court of Maryland Southern Division on March 16, 2007, and the thirty-day period during which the plaintiffs were permitted to file an appeal or motion for reconsideration passed without the filing of any such appeal or motion, resulting in dismissal of the case. On May 30, 2007 the derivative action was dismissed without prejudice.

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

NOTE I — PREFERRED STOCK

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

NOTE J – NET (LOSS) INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options, restricted shares, and convertible preferred stock, and are calculated using the treasury stock method.

NOTE J – NET (LOSS) INCOME PER COMMON SHARE (CONTINUED)

Net (loss) income per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Net income (loss)	$5,092	$(5,724)	$6,876	$(4,895)
Preferred stock dividends declared and accretion-7% Redeemable
Preferred Stock (1)	--	(1,186)	--	(2,751)
Preferred stock dividends -Series A Convertible Preferred Stock (1)	(416)	(167)	(833)	(167)
Accretion of beneficial conversion feature	--	(2,224)	--	(2,224)

Net income (loss) applicable to common stock	$4,676	$(9,301)	$6,043	$(10,037)

Shares of common stock outstanding used to compute basic
per common share amounts	22,399,292	21,946,319	22,295,606	21,891,694
Effect of dilutive restricted stock and options	1,036,686	--	998,941	--
Effect of dilutive convertible preferred stock	6,613,757	--	6,613,757	--

Shares used to compute dilutive per common share amounts (2)	30,049,735	21,946,319	29,908,304	21,891,694

Basic income (loss) per share applicable to common stock	$0.21	$(0.42)	$0.27	$(0.46)
Diluted income (loss) per share applicable to common stock	0.17	(0.42)	0.23	(0.46)

(1) For the three and six month periods ended June 30, 2006, excludes the effect of the conversion of the 7% Redeemable Preferred Stock as it is considered anti-dilutive. For the three and six month periods ended June 30, 2006, excludes the effect of the Series A Convertible Preferred Stock as it is considered anti-dilutive.

(2) For the three months and six months ended ended June 30, 2007 and 2006, options to purchase 1,401,960, 1,461,065, 1,684,065, and 1,684,065 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2007:

Discount rate	5.75%
Average rate of increase in compensation	3.00%

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)
Net benefit cost accrued at December 31, 2006	$5,851
Service cost	1,041
Interest cost	168
Amortization of (gain) loss	--

Net benefit cost accrued at June 30, 2007	$7,060

NOTE L — STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. In May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan. The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long-term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan.

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

During the six months ended June 30, 2007, no shares were cancelled under the 2002 Stock Incentive and Bonus Plan. At June 30, 2007, 3,041,002 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of an additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director. The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year. The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year. The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan. During the six months ended June 30, 2007, no shares were cancelled under the 2003 Directors’ Plan. At June 30, 2007, 310,261 shares of common stock were available for issuance.

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the six months ended June 30, 2007 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52
Granted	--	--	70,200	11.38
Vested	(250,187)	7.61	(24,962)	7.54
Forfeited	(14,250)	7.95	--	--

Nonvested at June 30, 2007	728,938	$8.01	124,373	$9.70

During the three and six month periods ended June 30, 2007, 209,024 and 275,149 restricted shares of common stock, with an intrinsic value of $1.7 million and $2.1 million, respectively, became fully vested. As of June 30, 2007, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $6.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years. The aggregate granted shares have vesting dates through June 2010.

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(110,700)	16.21	--	--	--	--
Exercised	(154,540)	3.39	(35,298)	5.68	--	--

Outstanding at June 30, 2007	2,123,743	$10.95	153,113	$11.04	406,000	$5.95

Aggregate intrinsic value at June 30, 2007	$23,239,226		$1,691,179		$2,415,000
Weighted average remaining contractual term (years)	2.7		5.3		2.8

The intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.1 million and $0.7 million, respectively. Options exercisable under the Company’s share-based compensation plans at June 30, 2007 were 2.7 million shares with a weighted average exercise price of $10.22, an average remaining contractual term of 2.9 years, and an aggregate intrinsic value of $27.3 million. Cash received by the Company related to the exercise of options during the three and six months ended June 30, 2007 amounted to $0.07 million and $0.3 million, respectively. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $0.01 million and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Information concerning outstanding and exercisable options as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average		Number of	Weighted
Range of Exercise Prices	Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Average Exercise Price

$1.64 to $1.65	377,266	2.0	$1.64	377,266	$1.64
4.63 to 6.02	744,525	2.2	5.38	728,531	5.38
8.08 to 12.10	162,105	5.6	9.32	162,105	9.32
12.96 to 18.63	1,293,960	3.3	14.58	1,293,960	14.58
22.13 to 22.50	105,000	1.4	22.31	105,000	22.31

	2,682,856	2.9	$10.19	2,666,862	$10.22

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

Distribution – This segment distributes orthotic and prosthetic (“O&P”) products and components to both the O&P industry and the Company’s own patient-care practices.

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

NOTE M – SEGMENT AND RELATED INFORMATION (CONTINUED)

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
Three Months Ended June 30, 2007
Net sales
Customers	$144,372	$15,522	$472	$--	$160,366
Intersegments	--	31,735	140	(31,875)	--
Depreciation and amortization	3,047	86	745	--	3,878
Income (loss) from operations	24,007	4,715	(11,409)	516	17,829
Interest (income) expense	(1,628)	1,728	9,025	--	9,125
Income (loss) before taxes	25,635	2,987	(20,434)	516	8,704
Three Months Ended June 30, 2006
Net sales
Customers	$138,416	$14,439	$--	$--	$152,855
Intersegments	--	27,878	(1,462)	(26,416)	--
Depreciation and amortization	3,138	76	545	--	3,759
Income (loss) from operations	21,090	4,916	(9,534)	(473)	15,999
Interest (income) expense	(1,586)	1,727	9,773	--	9,914
Income (loss) before taxes	22,676	3,188	(35,721)	(473)	(10,330)
(In thousands)
Six Months Ended June 30, 2007
Net sales
Customers	$274,981	$28,570	$666	$--	$304,217
Intersegments	--	60,575	567	(61,142)	--
Depreciation and amortization	6,052	168	1,406	--	7,626
Income (loss) from operations	43,159	8,335	(22,121)	852	30,225
Interest (income) expense	(3,255)	3,460	18,260	--	18,465
Income (loss) before taxes	46,414	4,875	(40,381)	852	11,760
Total assets	661,092	98,674	(34,051)	--	725,715
Capital expenditures	5,352	377	3,365	--	9,094
Six Months Ended June 30, 2006
Net sales
Customers	$265,555	$27,745	$--	$--	$293,300
Intersegments	--	51,981	(1,462)	(50,519)	--
Depreciation and amortization	6,241	152	1,054	--	7,447
Income (loss) from operations	36,878	9,582	(19,073)	(473)	26,914
Interest (income) expense	(3,160)	3,454	19,120	--	19,414
Income (loss) before taxes	40,039	6,128	(54,609)	(473)	(8,915)
Total assets	628,817	86,550	3,549	--	718,916
Capital expenditures	4,198	45	934	--	5,177

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three and six month periods ended June 30, 2007, our net sales were $160.4 million and $304.2 million, respectively, and we recorded net income of $5.1 million and $6.9 million, respectively.

We conduct our operations in two segments – patient-care centers and distribution. For the three months ended June 30, 2007, net sales attributable to our patient-care services segment and distribution segment were $144.4 million and $47.3 million, respectively. For the six months ended June 30, 2007, net sales attributable to our patient-care services segment and distribution segment were $275.0 million and $89.1 million, respectively. See Note M to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Centers

At June 30, 2007, we operated 621 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”).

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

Distribution

Our distribution segment, SPS, is the largest distributor in the O&P market with a dedicated sales force and four distribution sites in the United States. SPS purchases and distributes O&P products to our patient-care centers as well as independent O&P providers. In July 2007, SPS acquired certain assets of SureFit, LLC, a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market.

Product Development

In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Working with the inventors, IN, Inc. advances the design and manufacturing, the regulatory and clinical aspects of the technology and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc.‘s first product, the WalkAide System, has received U.S. Food and Drug Administration (“FDA”) approval and was released for sale through our patient-care centers on May 1, 2006. In November 2006, we received ISO 13485 certification as well as the European CE Mark which are widely accepted quality management standards for medical devices and related services. In July 2007, the Company announced its international distribution agreement with Teijin Pharma Limited in Japan. We anticipate continued development of additional channels, both internationally and within the United States, for the WalkAide product.

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

Competitive Strengths

The combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 22% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the country;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology for sale in our practices and through distributors;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourages cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 57 O&P businesses since 1997, representing over 155 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

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

Results and Outlook

Net sales for the three months ended June 30, 2007 increased by $7.5 million, or 4.9%, to $160.4 million from $152.9 million in the prior year’s second quarter. The sales increase was principally the result of a $5.8 million, or 4.2%, increase in same-center sales in our patient care business and an increase of $1.0 million in external sales of our distribution segment. Income from operations increased by $1.8 million for the three months ended June 30, 2007, to $17.8 million, or 11.2% of net revenues, from $16.0 million, or 10.4% of net revenues, in the same period of the prior year due principally to the sales increase. Income from operations as a percentage of net revenues increased 0.8% due to improvements in selling, general and administrative costs, which are generally fixed, offset by a slight increase in cost of material. Net income applicable to common stock for the three months ended June 30, 2007 increased $13.9 million to $4.7 million, from a loss of $9.3 million in the same period of the prior year. The current period benefited from the increased sales volume and lower interest costs, which resulted from the Company’s refinancing efforts which were completed in the prior year. The prior year’s results include a $16.4 million charge related to the extinguishment of debt.

Net sales for the six months ended June 30, 2007 increased by $10.9 million, or 3.7%, to $304.2 million from $293.3 million in the same period of the prior year. The sales increase was principally the result of a $9.1 million, or 3.5%, increase in same-center sales in our patient care business, and a $0.8 million increase in external sales of our distribution segment. Income from operations increased by $3.3 million for the six months ended June 30, 2007, to $30.2 million, or 9.9% of net revenues, from $26.9 million, or 9.1% of net revenues, in the same period of the prior year due principally to the sales increase. Income from operations as a percentage of net revenues increased 0.8% due to improvements in selling, general and administrative costs, which are generally fixed, offset by a slight increase in cost of material. Net income applicable to common stock for the six months ended June 30, 2007 increased $16.0 million to $6.0 million, from a loss of $10.0 million in the same period of the prior year. The current period benefited from the increased sales volume and lower interest costs, which resulted from the Company’s refinancing efforts which were completed in the prior year. The prior year’s results include a $16.4 million charge related to the extinguishment of debt.

We continue to improve upon our cash collections. Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment, decreased to 57 days as of June 30, 2007 compared to 60 days at June 30, 2006. The decrease in DSO is due to continued efforts at the patient-care centers to target collections as well as other work flow enhancements.

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

Critical Accounting Policies & Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements. The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

June 30, 2007
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$31,263	$8,899	$8,350	$48,512
Private pay	3,037	1,376	1,305	5,718
Medicaid	6,112	2,340	2,546	10,998
Medicare	18,070	2,918	2,400	23,388
VA	897	243	156	1,296

	$59,379	$15,776	$14,757	$89,912

December 31, 2006
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$27,957	$15,730	$9,866	$53,553
Private pay	3,111	1,310	1,222	5,643
Medicaid	4,639	3,686	2,778	11,103
Medicare	13,796	5,908	2,978	22,682
VA	833	435	177	1,445

	$50,336	$27,069	$17,021	$94,426

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

•	Income Taxes: We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months we may recognize gross tax affected unrecognized tax benefits of up to $1.5 million, a substantial portion of which is not expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of June 30, 2007 was $0.9 million, including $0.1 million in the current income tax provision for the six month period ended June 30, 2007. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

New Accounting Guidance

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 159 will not have a material impact on its financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.2	49.3	49.8	49.6
Selling, general and administrative	37.2	37.8	37.8	38.8
Depreciation and amortization	2.4	2.5	2.5	2.5

Income from operations	11.2	10.4	9.9	9.1
Interest expense, net	5.7	6.5	6.1	6.6
Extinguishment of debt	--	10.7	--	5.6

(Loss) income before taxes	5.5	(6.8)	3.8	(3.1)
(Benefit) provision for income taxes	2.3	(3.1)	1.6	(1.4)

Net (loss) income	3.2	(3.7)	2.2	(1.7)

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Sales. Net sales for the three months ended June 30, 2007 were $160.4 million, an increase of $7.5 million, or 4.9%, versus net sales of $152.9 million for the three months ended June 30, 2006. The sales increase was primarily the result of a $5.8 million, or 4.2%, same-center sales growth; and a $1.0 million, or 6.6%, increase in external sales of our distribution segment.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2007 was $78.9 million, an increase of $3.6 million, or 4.8%, over $75.3 million for the same period in the prior year. The increase was the result of the increased sales volume at our patient-care centers and distribution segments. Cost of goods sold as a percentage of net sales decreased to 49.2% in 2007 from 49.3% in 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2007 increased by $1.9 million to $59.7 million, or 37.2% of net sales from $57.8 million, or 37.8% of net sales, for the three months ended June 30, 2006. The increase was principally due to an increase of $1.5 million in personnel costs and a $0.5 million increase in facility costs. The decrease of the percentage of net revenues from 37.8% to 37.2% is due to leveraging fixed cost over increased sales volume.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2007 was $3.9 million versus $3.8 million for the three months ended June 30, 2006.

Income from Operations. Principally due to the increase in net sales, income from operations for the three months ended June 30, 2007 was $17.8 million compared to $16.0 million for the three months ended June 30, 2006. Income from operations, as a percentage of net sales, increased to 11.2% for the three months ended June 30, 2007 versus 10.4% for the prior year’s comparable period. Income from operations as a percentage of net revenues increased 0.8% due to improvements in selling, general and administrative costs, which are generally fixed, offset by a slight increase in cost of material.

Interest Expense, Net. Interest expense in the three months ended June 30, 2007 decreased to $9.1 million compared to $9.9 million in the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company refinanced all of its existing debt and preferred stock, which resulted in more favorable interest costs.

Extinguishment of Debt. During May of 2006, we completed a refinancing of substantially all our outstanding debt and preferred stock, in connection with which we recognized a $16.4 million loss on extinguishment of debt.

Income Taxes. Income tax provision of $3.6 million was recognized for the three months ended June 30, 2007 compared to benefit of $4.6 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations and the prior year charge for the extinguishment of debt related to the debt refinancing. The effective tax rate for the three months ended June 30, 2007 was 41.5% compared to 44.6% for the three months ended June 30, 2006. The effective tax rate for the three month periods ended June 30, 2007 and 2006 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $5.1 million for the three months ended June 30, 2007, compared to net loss of $5.7 million for the same period in the prior year. The increase is primarily due to the increase in current year’s net sales and the refinancing of certain debt instruments in the prior year.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Sales. Net sales for the six months ended June 30, 2007 were $304.2 million, an increase of $10.9 million, or 3.7%, versus net sales of $293.3 million for the six months ended June 30, 2006. The sales increase was primarily the result of a $9.1 million, or 3.5%, same-center sales growth and a $0.8 million, or 3.0%, increase in external sales of our distribution segment.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2007 was $151.5 million, an increase of $5.9 million, or 4.1%, over $145.6 million for the same period in the prior year. The increase was the result of the increased sales volume at our patient-care centers and distribution segments. Cost of goods sold as a percentage of net sales increased to 49.8% in 2007 from 49.6% in 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2007 increased by $1.5 million to $114.9 million, or 37.8% of net sales from $113.4 million, or 38.8% of net sales, for the six months ended June 30, 2006. The increase was principally due to a $1.8 million increase in personnel costs and a $0.7 million increase in facility costs, offset by a $1.1 million decrease in other variable operating expense. The decrease of the percentage of net sales from 38.8% to 37.8% is due to leveraging fixed cost over increased sales volume.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2007 was $7.6 million versus $7.4 million for the six months ended June 30, 2006. This increase was primarily due to the depreciation of computer related assets.

Income from Operations. As a result of the above, income from operations for the six months ended June 30, 2007 was $30.2 million compared to $26.9 million for the six months ended June 30, 2006. Income from operations, as a percentage of net sales, increased to 9.9% for the six months ended June 30, 2007 versus 9.1% for the prior year’s comparable period primarily as a result of the increase in net sales in the six month period ended June 30, 2007. Income from operations as a percentage of net sales increased 0.8% due to improvements in selling, general and administrative costs, which are generally fixed, offset by a slight increase in cost of material.

Interest Expense, Net. Interest expense in the six months ended June 30, 2007 decreased to $18.5 million compared to $19.4 million in the six months ended June 30, 2006. During the three months ended June 30, 2006, the Company refinanced all of its existing debt and preferred stock, which resulted in more favorable interest costs.

Extinguishment of Debt. In May 2006, we completed a refinancing of substantially all of our outstanding debt and preferred stock; in conjunction with this transaction, a $16.4 million loss on extinguishment of debt was recorded.

Income Taxes. Income tax provision of $4.9 million was recognized for the six months ended June 30, 2007 compared to a benefit of $4.0 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations and the prior year charge for the extinguishment of debt related to the debt refinancing. The effective tax rate for the six months ended June 30, 2007 was 41.5% compared to 45.1% for the six months ended June 30, 2006. The effective tax rate for the six month periods ended June, 2007 and 2006 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $6.9 million for the six months ended June 30, 2007, compared to net loss of $4.9 million for the same period in the prior year. The increase is primarily due to the increase in current year’s net sales and the refinancing of certain debt instruments in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at June 30, 2007 was $165.4 million compared to $157.2 million at December 31, 2006. Working capital increased principally as a result of continued strong cash collections as evidenced by the decrease in accounts receivable. Operating cash flows of $20.1 million for the six months ended June 30, 2007 compared favorably to $7.1 million of cash used in operations in the prior year primarily due to prior year’s extinguishment and the payment of premiums related to the refinancing of certain debt instruments. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the three months ended June 30, 2007, decreased to 57 days, compared to 60 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections. At June 30, 2007 the company’s availability under its Revolving Credit Facility was $72.0 million, net of $3.0 million of standby letters of credit.

Net cash used in investing activities was $10.4 million for the six months ended June 30, 2007, versus $5.6 million for the same period in the prior year. Cash used in investing activities in the current period included $9.1 million related to the purchase of computer related assets, machinery and equipment and leasehold improvements and $1.5 million related to the acquisition of O&P practices.

Net cash used in financing activities was $2.8 million for the six months ended June 30, 2007, compared to $17.5 million of net cash provided for the six months ended June 30, 2006. The decrease in cash provided by financing activities was primarily due to the debt refinancing in May 2006.

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
(In thousands)
Term Loan	$227,700	$228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	6,484	6,772

	409,184	410,624
Less current portion	(5,592)	(5,386)

	$403,592	$405,238

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at June 30, 2007. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.4 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.0 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of June 30, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.25% or a Base Rate (as defined in the credit agreement) plus 1.50%. At June 30, 2007, the interest rate on the Term Loan was 7.61%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed in full and unconditionally, on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries as well as all the assets of the Company. The parent company has no independent assets or operation and all subsidiaries are 100% owned by the Company. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006. On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering. Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2007, the Company is in compliance with all covenants under these debt agreements.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2007:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
(In thousands)
Long-term debt	$3,115	$4,806	$3,325	$2,696	$2,680	$392,562	$409,184
Interest payments on long-term debt	17,807	35,325	35,022	34,801	34,602	66,365	223,922
Operating leases	29,729	26,146	20,148	12,808	7,793	13,285	109,909
Capital leases and other long-term obligations	720	482	521	16,299	1,845	780	20,647

Total contractual cash obligations	$51,371	$66,759	$59,016	$66,604	$46,920	$472,992	$763,662

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above the company has other certain tax liabilities as of June 30, 2007 comprised of $3.3 million of unrecognized tax benefits of which $0.3 million is expected to be settled in the fiscal year 2007, with the remainder thereafter.

Dividends.

The Series A Convertible Preferred Stock are entitled to cumulative dividends, accruing at an annual rate of 3.33%, or $1.7 million, payable quarterly in arrears. We have elected to pay the dividend, however we may elect to defer the future payments of dividends otherwise payable on a dividend payment date. In such event, the amount of deferred dividends will be added to the stated value. Accrued but unpaid dividends will be payable upon our liquidation in cash and upon a Holder Conversion (as defined in the Amended and Restated Preferred Stock Purchase Agreement), at the option of the Holder, either in cash (to the extent permitted under applicable law and the terms of our indebtedness) or in additional shares of our common stock. Immediately prior to the occurrence of an acceleration event prior to the fifth anniversary of the original issue date, the stated value of each share of Series A Convertible Preferred Stock will be increased by an amount per share equal to all dividends that would otherwise be payable on a share of Series A Convertible Preferred Stock on each dividend payment date on and after the occurrence of such acceleration event and prior to and including the fifth anniversary of the original issuance date.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of June 30, 2007, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At June 30, 2007, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

We have existing obligations relating to our 10 ¼ % Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of June 30, 2007, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at June 30, 2007, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At June 30, 2007, we had one contract outstanding which fixed LIBOR at 7.61% and expiring on September 28, 2007.

Presented below is an analysis of our financial instruments as of June 30, 2007 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility (the Revolving Credit Facility did not have an outstanding balance at June 30, 2007), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$13,912	$15,051	$16,189	$17,328	$18,466	$19,605	$20,743

Revolving Credit Facility	--	--	--	--	--	--	--

	$13,912	$15,051	$16,189	$17,328	$18,466	$19,605	$20,743

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We incurred a net loss of $23.4 million for the year ended December 31, 2004 primarily as a result of the recognition of $45.8 million in non-cash charges related to goodwill impairment. For the three months ended June 30, 2007, the six months ended June 30, 2007 and the year ended December 31, 2006, we recorded net income of $5.1 million, $6.9 million and $3.4 million, respectively. We cannot assure that we will not incur net losses in the future.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.1% and 41.4% of our net sales for the three months ended June 30, 2007 and 2006, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. For the six month periods ended June 30, 2007 and 2006, we derived 40.7% and 41.5%, respectively, in reimbursements from the programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels which ended December 31, 2006 on all O&P services. The effect of this legislation was a downward pressure on our income from operations. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

On April 24, 2006, the Centers for Medicare & Medicaid Services announced a proposed rule that would call for a competitive bidding program for certain covered prosthetic and orthotic equipment as required by the Medicare Modernization Act of 2003. We cannot now identify the impact of such proposed rule on us.

If we cannot collect our accounts receivable and effectively manage our inventory, our business, results of operations, financialcondition and ability to satisfy our obligations under our indebtedness could be adversely affected.

As of June 30, 2007 and December 31, 2006, our accounts receivable over 120 days represented approximately 16.5% and 16.3% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2006, we recorded a $4.4 million decrease to inventory. Adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 10, 2007.

The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Bennett Rosenthal (17,683,622 shares for and 606,674 shares withheld), Edmond E. Charrette, M.D. (17,162,451 shares for and 1,129,045 shares withheld), Thomas P. Cooper, M.D. (17,161,251 shares for and 1,129,045 shares withheld), Cynthia L. Feldman (17,161,131 shares for and 1,129,265 shares withheld), Eric A. Green (17,136,751 shares for and 1,153,545 shares withheld), Isaac Kaufman (17,670,047 shares for and 620,249 shares withheld), Thomas F. Kirk (17,669,167 shares for and 621,129 shares withheld), Ivan R. Sabel (17,663,227 shares for and 627,069 shares withheld), and H.E. Thranhardt (17,694,527 shares for and 595,769 shares withheld).

The second proposal was a proposed amendment to the Company’s 2002 Stock Incentive Plan to include variable compensation payments. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 17,589,080 shares of Common Stock for (representing approximately 96.17% of the shares voting), 566,040 shares of Common Stock against, with 135,178 shares of Common Stock abstaining.

The third proposal was a proposed amendment to the Company’s 2003 Non-Employee Directors’ Stock Incentive Plan to provide for the deferral of income related to stock-based compensation for directors. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 12,550,580 shares of Common Stock for (representing approximately 68.62% of the shares voting), 510,580 shares of Common Stock against, with 130,610 shares of Common Stock abstaining.

ITEM 6.	Exhibits

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit No. Document

10.1	2002 Stock Incentive and Bonus Plan, as amended by the Registrant’s shareholders on May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant’s proxy statement, dated April 10, 2007.)

10.2	2003 Non-Employee Directors Stock Incentive Plan, as amended by the Registrant’s shareholders on May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant’s proxy statement, dated April 10, 2007.)

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: August 7, 2007	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: August 7, 2007	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: August 7, 2007	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)