Form 10-Q
period 2007-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2007-11-08
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
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

        As of November 2, 2007, 22,656,298 shares of common stock, $.01 par value per share were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
Unaudited Consolidated Balance Sheets - September 30, 2007 and
December 31, 2006		1
Unaudited Consolidated Statements of Operations for the
Three and Nine Months ended September 30, 2007 and 2006		3
Unaudited Consolidated Statements of Cash Flows for the
Nine Months ended September 30, 2007 and 2006		4
Notes to Consolidated Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations		22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 6.	Exhibits	43
SIGNATURES		44

Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,357	$23,139
Accounts receivable, less allowance for doubtful accounts
of $3,944 and $3,369 in 2007 and 2006, respectively	98,543	99,403
Inventories	76,994	75,803
Prepaid expenses, other assets and income taxes receivable	12,501	8,805
Deferred income taxes	7,247	7,962

Total current assets	218,642	215,112

PROPERTY, PLANT AND EQUIPMENT
Land	975	1,065
Buildings	4,884	5,287
Furniture and fixtures	12,635	12,283
Machinery and equipment	28,249	26,323
Leasehold improvements	39,061	33,811
Computer and software	54,945	49,750

Total property, plant and equipment	140,749	128,519
Less accumulated depreciation	96,217	86,225

Total property, plant and equipment	44,532	42,294

INTANGIBLE ASSETS
Excess cost over net assets acquired	457,811	446,371
Patents and other intangible assets, net	4,930	2,935

Total intangible assets, net	462,741	449,306

OTHER ASSETS
Debt issuance costs, net	9,763	10,853
Other assets	1,817	1,557

Total other assets	11,580	12,410

TOTAL ASSETS	$737,495	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2007	December 31, 2006
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,999	$5,386
Accounts payable	18,730	19,093
Accrued expenses	9,509	10,862
Accrued interest payable	6,328	1,803
Accrued compensation related costs	15,908	20,760

Total current liabilities	56,474	57,904

LONG-TERM LIABILITIES
Long-term debt, less current portion	404,885	405,238
Deferred income taxes	34,345	30,741
Other liabilities	12,318	9,908

Total liabilities	508,022	503,791

COMMITMENTS AND CONTINGENCIES (Note H)
CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding in 2007	47,654	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
22,640,439 shares and 22,094,113 shares issued and
outstanding in 2007 and 2006, respectively	243	224
Additional paid-in capital	159,803	156,480
Retained earnings	22,429	11,629

	182,475	168,333
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	181,819	167,677

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY	$737,495	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	162,343	151,549	466,560	444,849
Cost of goods sold (exclusive of depreciation and amortization)	79,962	76,229	231,456	221,790
Selling, general and administrative	59,873	54,569	174,744	167,947
Depreciation and amortization	3,943	3,630	11,569	11,077

Income from operations	18,565	17,121	48,791	44,035
Interest expense	9,318	9,852	27,783	29,266
Extinguishment of debt	--	537	--	16,953

Income (loss) before taxes	9,247	6,732	21,008	(2,184)
Provision (benefit) for income taxes	3,838	3,274	8,722	(747)

Net income (loss)	5,409	3,458	12,286	(1,437)
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	--	--	--	2,752
Preferred stock dividend-Series A Convertible Preferred Stock	416	416	1,249	583
Accretion of beneficial conversion feature	--	1,544	--	3,768

Net income (loss) applicable to common stock	$4,993	$1,498	$11,037	$(8,540)

Basic Per Common Share Data
Net income (loss) applicable to common stock	$0.22	$0.07	$0.49	$(0.39)

Shares used to compute basic per common share amounts	22,606,453	22,030,207	22,399,221	21,937,865

Diluted Per Common Share Data
Net income (loss) applicable to common stock	$0.18	$0.07	$0.41	$(0.39)

Shares used to compute diluted per common share amounts	30,353,947	29,331,813	30,069,695	21,937,865

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Dollars in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$12,286	$(1,437)
Adjustments to reconcile net income to net cash provided by operating activities:
Extinguishment of debt	--	16,953
Premiums paid on early extinguishment of debt	--	(11,866)
Gain on disposal of assets	262	72
Provision for bad debt	11,919	13,085
Provision for deferred income taxes	3,344	(1,012)
Depreciation and amortization	11,569	11,077
Amortization of debt issuance costs	1,358	1,566
Compensation expense on stock options and restricted stock	2,318	1,472
Amortization of terminated interest rate swaps	--	(207)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(9,588)	(7,461)
Inventories	(511)	(1,628)
Prepaid expenses, other current assets, and income taxes receivable	(4,791)	(6,223)
Other assets	9	86
Accounts payable	(733)	(1,769)
Accrued expenses, accrued interest payable, and income taxes payable	2,336	(1,722)
Accrued compensation related costs	(4,852)	(4,511)
Other liabilities	5,323	1,633

Net cash provided by operating activities	30,249	8,108

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(13,410)	(7,911)
Acquisitions and contingent purchase price (net of cash acquired)	(12,588)	(679)
Proceeds from sale of property, plant and equipment	366	57

Net cash used in investing activities	(25,632)	(8,533)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	21,000
Repayments under revolving credit agreement	--	(26,000)
Repayment of term loan	(1,726)	(147,200)
Repayment of senior notes	--	(200,000)
Repayment of senior subordinated debt	--	(15,562)
Repurchase of 7% Redeemable Preferred Stock	--	(64,693)
Proceeds from new term loan facility	--	230,000
Proceeds from senior note issuance	--	175,000
Proceeds from issuance of Series A Convertible Preferred Stock	--	50,000
Scheduled repayment of long-term debt	(1,944)	(1,786)
Financing costs	(268)	(13,578)
Proceeds from issuance of Common Stock	788	507
Preferred stock dividends paid	(1,249)	(583)
Change in book overdraft	--	(667)

Net cash (used in) provided by financing activities	(4,399)	6,438

Increase in cash and cash equivalents	218	6,013
Cash and cash equivalents, at beginning of period	23,139	7,921

Cash and cash equivalents, at end of period	$23,357	$13,934

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for non-employee members of the Board of Directors. At September 30, 2007, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Stock-Based Compensation (continued)

under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors ranging from one to four years.

The Company follows the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. For the three month periods ended September 30, 2007 and 2006, the Company recognized $0.9 million and $0.7 million in compensation expense, respectively, which primarily relates to restricted share grants. The Company recognized $2.3 million and $1.5 million in compensation expense for the nine month periods ended September 30, 2007 and 2006, respectively, which primarily relates to restricted share grants. The amount of expense related to options is deminimus in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the share based awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

Restructuring

During 2001 and 2004 the Company recorded certain restructuring charges. As of September 30, 2007, the remaining liability approximates $.07 million and relates to lease termination and other exit costs to be paid through 2012.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months we may recognize gross tax affected unrecognized tax benefits of up to $1.5

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Income Taxes(continued)

million, a substantial portion of which is not expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of September 30, 2007 was $1.0 million, including $0.2 million in the current income tax provision for the nine month period ended September 30, 2007. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

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

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash paid during the period for:
Interest	$22,830	$29,900
Income taxes	8,761	3,994
Non-cash financing and investing activities:
Preferred stock dividends declared	$1,249	$3,315
Preferred stock accretion	--	20
Issuance of notes in connection with acquistions	3,930	100
Accretion of beneficial conversion feature	--	3,768
Issuance (cancellation) of restricted shares of common stock	14,750	(78)

NOTE D – ACQUISITIONS

During the three month period ended September 30, 2007, the Company acquired a distribution company, for which it paid an aggregate purchase price of $14.0 million, consisting of $11.0 million in cash, and a $3.0 million promissory note. During the nine month period ended September 30, 2007 the Company acquired 4 patient care centers, a distribution company, and a footwear company for an aggregate purchase price of $16.0 million, consisting of $12.0 million in cash, and $4.0 million in promissory notes. The Company acquired two patient care centers during the three and nine month periods ended September 30, 2006, for which it paid an aggregate purchase price of $0.3 million.

The Company accounts for its acquisitions using the purchase method of accounting. In conjunction with the acquisitions completed during the nine months ended September 30, 2007, the Company recorded approximately $11.3 million of goodwill and $2.6 million of customer related intangible assets. The customer related intangible assets are to be amortized over their useful life of ten years. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make earnout payments if cash collection targets are reached that verify the value of the target negotiated at acquisition. Earnouts are defined in the purchase agreement and are accrued based on attainment of earnout targets. In connection with these agreements, the Company made earnout payments of $0.2 million and $0.5 million during the nine month periods ended September 30, 2007 and 2006, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to a total of $4.4 million related to earnout provisions in future periods.

NOTE E — GOODWILL

The Company determined that it has two reporting units, which are the same as its reportable segments: (i) patient-care centers and (ii) distribution. The Company completes its annual

NOTE E - GOODWILL (CONTINUED)

goodwill impairment analysis in October. The fair value of the Company’s reporting units are primarily determined based on the income approach and considers the market and cost approach.

The activity related to goodwill for the nine month period ended September 30, 2007 is as follows:

(In thousands)	Patient-Care Center	Distribution	Total
Balance at December 31, 2006	$417,988	$28,383	$446,371
Additions due to acquisitions	1,493	9,825	11,318
Additions due to earnouts	122	--	122

Balance at September 30, 2007	$419,603	$38,208	$457,811

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	September 30, 2007	December 31, 2006
(In thousands)
Raw materials	$29,728	$29,032
Work-in-process	29,088	27,279
Finished goods	18,178	19,492

	$76,994	$75,803

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
(In thousands)
Term Loan	$227,125	$228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	8,759	6,772

	410,884	410,624
Less current portion	(5,999)	(5,386)

	$404,885	$405,238

NOTE G – LONG TERM DEBT (CONTINUED)

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at September 30, 2007. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised primarily of $11.4 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of September 30, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.25% or a Base Rate (as defined in the credit agreement) plus 1.50%. At September 30, 2007, the interest rate on the Term Loan was 7.45%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

NOTE G – LONG TERM DEBT (CONTINUED)

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed in full and unconditionally, on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries as well as all the assets of the Company. The parent company has no independent assets or operations and all subsidiaries are 100% owned by the Company. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006. On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering. Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years: at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2007, the Company is in compliance with all covenants under these debt agreements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of September 30, 2007, IN, Inc. had outstanding purchase commitments of approximately $.7 million.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $.5 million and $.4 million in net sales during each of the nine month periods ended September 30, 2007 and 2006, respectively, or less than .1% of the Company’s net sales, for each period. It should be noted that additional regulatory inquiries may be raised relating to the Company’s billing activities at other locations. No assurance can be given that the final results of the regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company’s financial statements.

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

NOTE J – NET (LOSS) INCOME PER COMMON SHARE (CONTINUED)

Net (loss) income per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Net income (loss)	$5,409	$3,458	$12,286	$(1,437)
Preferred stock dividends declared and accretion-7% Redeemable
Preferred Stock (1)	--	--	--	(2,752)
Preferred stock dividends -Series A Convertible Preferred Stock (1)	(416)	(416)	(1,249)	(583)
Accretion of beneficial conversion feature	--	(1,544)	--	(3,768)

Net income (loss) applicable to common stock	$4,993	$1,498	$11,037	$(8,540)

Shares of common stock outstanding used to compute basic
per common share amounts	22,606,453	22,030,207	22,399,221	21,937,865
Effect of dilutive restricted stock and options	1,133,737	687,849	1,056,717	--
Effect of dilutive convertible preferred stock	6,613,757	6,613,757	6,613,757	--

Shares used to compute dilutive per common share amounts (2)	30,353,947	29,331,813	30,069,695	21,937,865

Basic income (loss) per share applicable to common stock	$0.22	$0.07	$0.49	$(0.39)
Diluted income (loss) per share applicable to common stock	0.18	0.07	0.41	(0.39)

(1) For the three month period ended September 30, 2006, excludes the effect of the conversion of the 7% Redeemable Preferred Stock as it is considered anti-dilutive.

(2) For the three and nine months ended September 30, 2007 and 2006, options to purchase 1,097,065, 1,097,065, 1,682,565, and 1,682,565 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company's stock during the period.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2007:

Discount rate	5.75%
Average rate of increase in compensation	3.00%

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)
Net benefit cost accrued at December 31, 2006	$5,851
Service cost	1,562
Interest cost	252

Net benefit cost accrued at September 30, 2007	$7,665

NOTE L — STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. During May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan. The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long-term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives.  These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees.  However, the quantity of restricted shares to be released under this grant is dependent on the diluted EPS for the twelve month period Q3 2007 through Q2 2008.  Note that the agreements which include these performance-based awards

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

are expected to be renewed annually, at such time a new target performance period will be established.

During the nine months ended September 30, 2007, 4,000 shares were cancelled under the 2002 Stock Incentive and Bonus Plan. At September 30, 2007, 3,041,002 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of an additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director. The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year. The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year. The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan. During the nine months ended September 30, 2007, no shares were cancelled under the 2003 Directors’ Plan. At September 30, 2007, 310,261 shares of common stock were available for issuance.

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the nine months ended September 30, 2007 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52
Granted	814,000	9.51	70,200	11.38
Vested	(291,438)	8.46	(24,962)	7.54
Forfeited	(24,500)	8.27	--	--

Nonvested at September 30, 2007	1,491,437	$8.67	124,373	$9.70

During the three and nine month periods ended September 30, 2007, 41,250 and 316,400 restricted shares of common stock, with an intrinsic value of $0.56 million and $2.7 million, respectively, became fully vested. As of September 30, 2007, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $13.0 million and the related weighted-average period over which it is expected to be recognized is approximately 3.3 years. The aggregate granted shares have vesting dates through August 2011.

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(474,700)	14.60	--	--	--	--
Exercised	(171,318)	3.43	(35,298)	5.68	--	--

Outstanding at September 30, 2007	1,742,965	$10.35	153,113	$11.04	406,000	$5.95

Aggregate intrinsic value at September 30, 2007	$18,037,896		$1,691,179		$2,415,000
Weighted average remaining contractual term (years)	3.1		5.0		2.5

The intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.06 million and $0.79 million, respectively. Options exercisable under the Company’s share-based compensation plans at September 30, 2007 were 2.3 million shares with a weighted average exercise price of $9.65, an average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $22.1 million. Cash received by the Company related to the exercise

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Options(continued)

of options during the three and nine months ended September 30, 2007 amounted to $0.05 million and $0.25 million, respectively. As of September 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $10,000 and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

Information concerning outstanding and exercisable options as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average		Number of	Weighted
Range of Exercise Prices	Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Average Exercise Price

$1.64 to $1.65	372,821	1.7	$1.64	372,821	$1.64
4.63 to 6.02	732,192	1.9	5.39	718,554	5.40
8.08 to 12.10	162,105	5.4	9.32	162,105	9.32
12.96 to 18.63	929,960	4.4	14.76	929,960	14.76
22.13 to 22.50	105,000	1.2	22.31	105,000	22.31

	2,302,078	3.1	$9.62	2,288,440	$9.65

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

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
Three Months Ended September 30, 2007
Net sales
Customers	$143,986	$18,085	272	$--	$162,343
Intersegments	--	32,538	86	(32,624)	--
Depreciation and amortization	3,054	89	800	--	3,943
Income (loss) from operations	25,462	5,572	(12,910)	441	18,565
Interest (income) expense	(1,628)	1,778	9,168	--	9,318
Income (loss) before taxes	27,090	3,794	(22,078)	441	9,247
Three Months Ended September 30, 2006
Net sales
Customers	$136,895	$14,654	$--	$--	$151,549
Intersegments	--	28,947	1,655	(30,602)	--
Depreciation and amortization	3,006	86	538	--	3,630
Income (loss) from operations	22,832	4,439	(9,068)	(1,082)	17,121
Interest (income) expense	(1,593)	1,733	9,712	--	9,852
Income (loss) before taxes	24,425	2,706	(19,317)	(1,082)	6,732
(In thousands)
Nine Months Ended September 30, 2007
Net sales
Customers	$418,967	$46,654	$939	$--	$466,560
Intersegments	--	93,113	652	(93,765)	--
Depreciation and amortization	9,105	256	2,208	--	11,569
Income (loss) from operations	68,623	13,908	(35,032)	1,292	48,791
Interest (income) expense	(4,884)	5,237	27,430	--	27,783
Income (loss) before taxes	73,507	8,671	(62,462)	1,292	21,008
Total assets	726,941	78,875	(68,321)	--	737,495
Capital expenditures	7,271	865	5,274	--	13,410
Nine Months Ended September 30, 2006
Net sales
Customers	$402,451	$42,398	$--	$--	$444,849
Intersegments	--	80,928	3,117	(84,045)	--
Depreciation and amortization	9,247	238	1,592	--	11,077
Income (loss) from operations	59,710	14,021	(28,141)	(1,555)	44,035
Interest (income) expense	(4,754)	5,187	28,833	--	29,266
Income (loss) before taxes	64,465	8,834	(73,928)	(1,555)	(2,184)
Total assets	614,628	90,386	9,410	--	714,424
Capital expenditures	5,746	244	1,921	--	7,911

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

For the three and nine month periods ended September 30, 2007, our net sales were $162.3 million and $466.6 million, respectively, and we recorded net income of $5.4 million and $12.3 million, respectively.

We conduct our operations primarily in two reportable segments – patient-care centers and distribution. For the three months ended September 30, 2007, net sales attributable to our patient-care services segment and distribution segment were $144.0 million and $18.1 million, respectively. For the nine months ended September 30, 2007, net sales attributable to our patient-care services segment and distribution segment were $419.0 million and $46.7 million, respectively. See Note M to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Centers

At September 30, 2007, we operated 629 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”).

Patient Care Centers (continued)

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

Business Strategy

Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	continuing periodic patient evaluations to gauge patients’ device and service satisfaction;

-	improving the utilization and efficiency of administrative and corporate support services;

-	enhancing margins through continued consolidation of vendors and product offering; and

-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	Increase our market share and net sales by:

-	continued marketing of Linkia to regional and national providers and contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to help reduce administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage, and our “People in Motion” program which introduces potential patients to the latest O&P technology;

-	expanding the breadth of products being offered out of our patient-care centers; and

-	increasing the number of practitioners through our residency program;

•	Develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas as demonstrated by our emerging venture called TotalCare;

•	Continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line. The first new product, the WalkAide System, was released for sale on May 1, 2006;

•	Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Results and Outlook

Net sales for the three months ended September 30, 2007 increased by $10.8 million, or 7.1%, to $162.3 million from $151.5 million in the prior year’s third quarter. The sales increase was principally the result of a $6.9 million, or 5.1%, increase in same-center sales in our patient care business and an increase of $3.4 million in external sales of our distribution segment, which includes $1.8 million related to an acquisition which closed on July 1, 2007. Income from operations increased by $1.5 million for the three months ended September 30, 2007, to $18.6 million, or 11.4% of net revenues, from $17.1 million, or 11.3% of net revenues, in the same period of the prior year due principally to the sales increase. Income from operations increased due to increased sales volume and favorable cost of goods sold, offset by an increase in selling, general, and administrative costs. Net income applicable to common stock for the three months ended September 30, 2007 increased $3.5 million to $5.0 million, compared to income of $1.5 million in the same period of the prior year. The prior year’s results include a $0.5 million charge related to the extinguishment of debt. The current period benefited from the increased sales volume and lower interest costs, which resulted from the Company’s refinancing efforts which were completed in the prior year.

Net sales for the nine months ended September 30, 2007 increased by $21.8 million, or 4.9%, to $466.6 million from $444.8 million in the same period of the prior year. The sales increase was principally the result of a $16.0 million, or 4.0%, increase in same-center sales in our patient care business, and a $4.3 million increase in external sales of our distribution segment, which includes $1.8 million related to an acquisition which closed on July 1, 2007. Income from operations increased by $4.8 million for the nine months ended September 30, 2007, to $48.8 million from $44.0 million in the same period of the prior year due principally to the sales increase. Income from operations as a percentage of net revenues increased 0.6% due to improvements in selling, general and administrative costs, which are generally fixed, combined with a slight decrease in cost of goods sold. Net income applicable to common stock for the nine months ended September, 2007 increased $19.5 million to $11.0 million, from a loss of $8.5 million in the same period of the prior year. The prior year net loss includes a $17.0 million charge related to the extinguishment of debt. The current period benefited from the increased sales volume and lower interest costs, which resulted from the Company’s refinancing efforts which were completed in the prior year.

We continue to improve upon our cash collections. Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment, was 57 days as of September 30, 2007, compared to 61 days at December 31, 2006. The decrease in DSO is due to continued efforts at the patient-care centers to target collections as well as other work flow enhancements.

We expect to continue to see an increase in our sales volume over the next year with continued focus on same store sales initiatives, continued roll out of Linkia national contracts, sales from IN, Inc.‘s WalkAide and growth from our distribution segment. We will also continue our efforts to counter the cyclical trends and challenges present in our market by undertaking several specific initiatives:

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

Critical Accounting Policies & Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements. The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

September 30, 2007
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$36,459	$7,767	$6,196	$50,422
Private pay	2,986	1,285	1,384	5,655
Medicaid	8,081	2,028	1,461	11,570
Medicare	19,326	2,374	1,907	23,607
VA	982	154	93	1,229

	$67,834	$13,608	$11,041	$92,483

December 31, 2006
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$27,957	$15,730	$9,866	$53,553
Private pay	3,111	1,310	1,222	5,643
Medicaid	4,639	3,686	2,778	11,103
Medicare	13,796	5,908	2,978	22,682
VA	833	435	177	1,445

	$50,336	$27,069	$17,021	$94,426

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

•	Income Taxes: We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months we may recognize gross tax affected unrecognized tax benefits of up to $1.5 million, a substantial portion of which is not expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of September 30, 2007 was $1.0 million, including $0.2 million in the current income tax provision for the nine month period ended September 30, 2007. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.3	50.3	49.6	49.8
Selling, general and administrative	36.9	36.0	37.4	37.8
Depreciation and amortization	2.4	2.4	2.5	2.5

Income from operations	11.4	11.3	10.5	9.9
Interest expense, net	5.7	6.5	6.0	6.6
Extinguishment of debt	--	0.3	--	3.8

(Loss) income before taxes	5.7	4.5	4.5	(0.5)
(Benefit) provision for income taxes	2.4	2.2	1.9	(0.2)

Net (loss) income	3.3	2.3	2.6	(0.3)

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Sales. Net sales for the three months ended September 30, 2007 were $162.3 million, an increase of $ 10.8 million, or 7.1%, versus net sales of $151.5 million for the three months ended September 30, 2006. The sales growth was primarily the result of a $6.9 million, or 5.1%, same-center sales growth and a $3.4 million increase in external sales of our distribution segment, which includes $1.8 million related to an acquisition which closed on July 1, 2007.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2007 was $80.0 million, an increase of $3.8 million, or 5.0%, over $76.2 million for the same period in the prior year. The increase was the result of the increased sales volume at our patient-care centers and distribution segments. Cost of goods sold as a percentage of net sales decreased to 49.3% in 2007 from 50.3% in 2006. The decrease is primarily a result of the labor portion of cost of goods sold, which is generally fixed. Therefore, as sales increase, labor as a percentage of net sales decreases.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2007 increased by $5.3 million to $59.9 million, or 36.9% of net sales, from $54.6 million, or 36.0% of net sales, for the three months ended September 30, 2006. The increase was principally due to an increase of $2.6 million in personnel costs, $0.8 million increase in the investments in the Company’s growth initiatives, $0.5 million from acquired entities, and a $2.1 million increase in general overhead, all of which was offset by a $0.7 million decrease in bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2007 was $3.9 million versus $3.6 million for the three months ended September 30, 2006.

Income from Operations. Principally due to the increase in net sales, income from operations increased $1.5 million to $18.6 million for the three months ended September 30, 2007. Income from operations, as a percentage of net sales, increased to 11.4% for the three months ended September 30, 2007 versus 11.3% for the prior year’s comparable period. Income from operations as a percentage of net revenues increased 0.1% due to improvements in costs of sales, offset by increased selling, general and administrative costs.

Interest Expense, Net. Interest expense in the three months ended September 30, 2007 decreased to $9.3 million compared to $9.9 million in the three months ended September 30, 2006. In May 2006, the Company refinanced all of its existing debt and preferred stock, which resulted in more favorable interest costs.

Extinguishment of Debt. During the three months ended September 30, 2006, we recognized $0.5 million in additional costs related to our refinancing of substantially all our outstanding debt and preferred stock.

Income Taxes. Income tax provision of $3.8 million was recognized for the three months ended September 30, 2007 compared to $3.3 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations and the prior year charge for the extinguishment of debt related to the debt refinancing. The effective tax rate for the three months ended September 30, 2007 was 41.5% compared to 48.6% for the three months ended September 30, 2006. The effective tax rate for the three month periods ended September 30, 2007 and 2006 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $5.4 million for the three months ended September 30, 2007, compared to $3.5 million for the same period in the prior year. The increase is primarily due to the increase in current year’s net sales and the refinancing of certain debt instruments in the prior year.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Sales. Net sales for the nine months ended September 30, 2007 were $466.6 million, an increase of $21.8 million, or 4.9%, compared to net sales of $444.8 million for the nine months ended September 30, 2006. The sales growth was primarily the result of a $16.0 million, or 4.0%, same-center sales growth and a $4.3 million increase in external sales of our distribution segment, which includes $1.8 million from an acquired entity.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2007 was $231.5 million, an increase of $9.7 million over the $221.8 million in the prior year. The increase was the result of the increased sales volume at our patient-care centers and distribution segments. Cost of goods sold as a percentage of net sales decreased to 49.6% in 2007 from 49.8% in 2006. The decrease is primarily a result of the labor portion of cost of goods sold, which is generally fixed. Therefore, as sales increase, labor as a percentage of net sales decreases.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased by $6.8 million to $174.7 million, or 37.4% of net sales, from $167.9 million, or 37.8% of net sales, for the nine months ended September 30, 2006. The increase was principally due to a $3.9 million increase in personnel costs related principally to merit increases, $1.9 million increase in the investment in the Company’s growth initiatives, $0.5 million from acquired entities, and a $1.7 million increase in general overhead all offset by a $1.2 million reduction in bad debt expense. The decrease of the percentage of net sales from 37.8% to 37.4% is due to leveraging fixed cost over increased sales volume.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2007 was $11.6 million versus $11.1 million for the nine months ended September 30, 2006.

Income from Operations. As a result of the above, income from operations for the nine months ended September 30, 2007 was $48.8 million compared to $44.0 million for the nine months ended September 30, 2006. Income from operations, as a percentage of net sales, increased to 10.5% for the nine months ended September 30, 2007 versus 9.9% for the prior year’s comparable period primarily as a result of the increase in net sales and the labor component of cost of goods sold. Income from operations as a percentage of net sales increased 0.6% due to improvements in selling, general and administrative costs, which are generally fixed.

Interest Expense, Net. Interest expense in the nine months ended September 30, 2007 decreased to $27.8 million compared to $29.3 million in the nine months ended September 30, 2006. In May 2006, the Company refinanced all of its existing debt and preferred stock, which resulted in more favorable interest costs.

Extinguishment of Debt. In May 2006, we completed a refinancing of substantially all of our outstanding debt and preferred stock. In conjunction with this transaction, a $17.0 million loss on extinguishment of debt was recorded.

Income Taxes. Income tax provision of $8.7 million was recognized for the nine months ended September 30, 2007 compared to a benefit of $0.7 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations and the prior year charge for the extinguishment of debt related to the debt refinancing. The effective tax rate for the nine months ended September 30, 2007 was 41.5% compared to a benefit of 34.2% for the nine months ended September 30, 2006. The effective tax rate for the nine month periods ended September, 2007 and 2006 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $12.3 million for the nine months ended September 30, 2007, compared to net loss of $1.4 million for the same period in the prior year. The increase is primarily due to the increase in current year’s net sales and the refinancing of certain debt instruments in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at September 30, 2007 was $162.2 million compared to $157.2 million at December 31, 2006. Working capital increased principally as a result of continued strong cash collections as evidenced by the decrease in accounts receivable. Operating cash flows of $30.2 million for the nine months ended September 30, 2007 compared favorably to $8.1 million of cash provided by operations in the prior year primarily due to prior year’s extinguishment of debt and the payment of premiums related to the refinancing of certain debt instruments. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the nine months ended September 30, 2007, decreased to 57 days, compared to 59 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections. At September 30, 2007 the company’s availability under its Revolving Credit Facility was $72.0 million, net of $3.0 million of standby letters of credit.

Net cash used in investing activities was $25.6 million for the nine months ended September 30, 2007, versus $8.5 million for the same period in the prior year. Cash used in investing activities in the current period included $13.4 million related to the purchase of computer related assets, machinery and equipment and leasehold improvements and $12.6 million related to acquisitions, primarily the purchase of certain assets of SureFit, LLC, a leading manufacturer and distributor of therapeutic footwear for diabetic patients. In conjunction with the acquisitions completed during the nine months ended September 30, 2007, the Company recorded approximately $11.4 million of goodwill and $2.5 million of customer related intangible assets.

Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2007, compared to $6.4 million of net cash provided by financing activities for the nine months ended September 30, 2006. The decrease in cash provided by financing activities was primarily due to the debt refinancing in May 2006.

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
(In thousands)
Term Loan	$227,125	$228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	8,759	6,772

	410,884	410,624
Less current portion	(5,999)	(5,386)

	$404,885	$405,238

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at September 30, 2007. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised primarily of $11.4 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of September 30, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.25% or a Base Rate (as defined in the credit agreement) plus 1.50%. At September 30, 2007, the interest rate on the Term Loan was 7.45%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed in full and unconditionally, on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries as well as all the assets of the Company. The parent company has no independent assets or operations and all subsidiaries are 100% owned by the Company. Interest is payable semi-annually on June 1 and December 1, commencing December 1, 2006. On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering. Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years: at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2007, the Company is in compliance with all covenants under these debt agreements.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2007:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
(In thousands)
Long-term debt	$1,815	$5,338	$3,889	$3,294	$3,314	$393,234	$410,884
Interest payments on long-term debt	8,925	35,325	35,022	34,801	34,602	66,365	215,040
Operating leases	29,937	28,111	21,665	14,069	8,945	15,527	118,254
Capital leases and other long-term obligations	907	482	421	16,686	1,843	780	21,119

Total contractual cash obligations	$41,584	$69,256	$60,997	$68,850	$48,704	$475,906	$765,297

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of September 30, 2007 comprised of $3.3 million of unrecognized tax benefits, of which $0.3 million is expected to be settled in the fiscal year 2007, with the remainder thereafter.

Dividends

The Series A Convertible Preferred Stock is entitled to cumulative dividends, accruing at an annual rate of 3.33%, or $1.7 million, payable quarterly in arrears. We have elected to pay the dividend; however, we may elect to defer the future payments of dividends otherwise payable on a dividend payment date. In such event, the amount of deferred dividends will be added to the stated value. Accrued but unpaid dividends will be payable upon our liquidation in cash and upon a Holder Conversion (as defined in the Amended and Restated Preferred Stock Purchase Agreement), at the option of the Holder, either in cash (to the extent permitted under applicable law and the terms of our indebtedness) or in additional shares of our common stock. Immediately prior to the occurrence of an acceleration event prior to the fifth anniversary of the original issue date, the stated value of each share of Series A Convertible Preferred Stock will be increased by an amount per share equal to all dividends that would otherwise be payable on a share of Series A Convertible Preferred Stock on each dividend payment date on and after the occurrence of such acceleration event and prior to and including the fifth anniversary of the original issuance date.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of September 30, 2007, IN, Inc. had outstanding purchase commitments of approximately $.7 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At September 30, 2007, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼ % Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of September 30, 2007, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at September 30, 2007, as discussed in Note G to our Condensed Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At September 30, 2007, we had one contract outstanding which fixed LIBOR at 7.45% and expires on December 28, 2007.

Presented below is an analysis of our financial instruments as of September 30, 2007 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility (the Revolving Credit Facility did not have an outstanding balance at September 30, 2007), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$13,514	$14,650	$15,785	$16,921	$18,056	$19,192	$20,328

Revolving Credit Facility	--	--	--	--	--	--	--

	$13,514	$14,650	$15,785	$16,921	$18,056	$19,192	$20,328

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We derived 41.1% and 41.3% of our net sales for the three months ended September 30, 2007 and 2006, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. For the nine month periods ended September 30, 2007 and 2006, we derived 40.8% and 41.4%, respectively, in reimbursements from the programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

As of September 30, 2007 and December 31, 2006, our accounts receivable over 120 days represented approximately 14.3% and 16.3% of total accounts receivable outstanding in each period, respectively. If we cannot collect our accounts receivable, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected. In addition, our principal means of control with respect to accounting for inventory and costs of goods sold is a physical inventory conducted on an annual basis. This accepted method of accounting controls and procedures may result in an understatement or overstatement, as the case may be, of inventory between our annual physical inventories. In conjunction with our physical inventory performed on October 1, 2006, we recorded a $4.4 million decrease to inventory. Adjustments to inventory during interim periods following our physical inventory could adversely affect our results of operations and financial condition.

ITEM 6. Exhibits

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit No.	Document
10.1	Fourth Amended and Restated Employment Agreement, effective as of the 1st day of January,
2005, by and between Hanger Prosthetics & Orthotics, Inc. and Ivan R. Sabel.
10.2	Third Amended and Restated Employment Agreement, effective as of the 1st day of January,
2005, by and between Hanger Prosthetics & Orthotics, Inc. and George E. McHenry.
10.3	Fourth Amended and Restated Employment Agreement, effective as of the 1st day of January,
2005, by and between Hanger Prosthetics & Orthotics, Inc. and Thomas F. Kirk.
10.4	Third Amended and Restated Employment Agreement, effective as of the 1st day of January,
2005, by and between Hanger Prosthetics & Orthotics, Inc. and Richmond L. Taylor.
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to
18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: November 7, 2007	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: November 7, 2007	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: November 7, 2007	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)