Form 10-K
period 2007-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2008-02-27
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |X|
Non-accelerated filer (Do not check if a smaller reporting company) |_|	Smaller reporting company |_|

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

        State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $243,775,559

        As of February 19, 2008, the registrant had 22,880,623 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Hanger Orthopedic Group, Inc.

PART I

ITEM 1. BUSINESS.

Business Overview

General

        We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 25% of the estimated $2.5 billion O&P patient-care market, in the United States. At December 31, 2007, we operated 636 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create new products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

        For the years ended December 31, 2007 and 2006, our net sales were $637.4 million and $598.8 million, respectively. We recorded net income of $19.3 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively.

        We conduct our operation in two segments — patient care services and distribution. For the year ended December 31, 2007, net sales attributable to our patient-care services segment and distribution segment were $571.7 million and $64.4 million, respectively, and for the year ended December 31, 2006, net sales attributable to our patient-care services segment and distribution segment were $543.2 million and $55.4 million, respectively. See Note P to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

        We estimate that the O&P patient care market in the United States is approximately $2.5 billion, of which we account for approximately 25%. The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

        Aging U.S. Population. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. There is a direct correlation between age and the onset of diabetes and vascular disease, which are the leading causes of amputations. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility expectations and improved technology of O&P devices, we believe the elderly will increasingly seek orthopedic rehabilitation services and products.

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

Competitive Strengths

        The combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 25% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the Company;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology to be brought to market through our patient practices and licensed distributors worldwide;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourage cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 63 O&P businesses since 1997, representing over 162 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

Business Strategy

        Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	continuing periodic patient evaluations to gauge patients’ device and service satisfaction;

-	improving the utilization and efficiency of administrative and corporate support services;

-	enhancing margins through continued consolidation of vendors and product offering; and

-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	Increase our market share and net sales by:

-	continued marketing of Linkia to regional and national providers and contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to monitor quality and outcomes as well as reducing administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology;

-	expanding the breadth of products being offered out of our patient-care centers; and

-	increasing the number of practitioners through our residency program;

•	Develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas;

•	Continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line. The first new product, the WalkAide System, was released for sale on May 1, 2006;

•	Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

Business Description

Patient Care Services

        As of December 31, 2007, we provided O&P patient care services through 636 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely manage each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        An attending physician determines a patient’s treatment, writes a prescription and refers the patient to one of our patient-care centers. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the formulation of the prescription for, and design of, an orthotic or prosthetic device to meet the patient’s need.

        The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements, frequently using our digital imaging system (Insignia), of the patient to ensure an anatomically correct fit. Prosthetic devices are custom fabricated by technicians and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the remainder are prefabricated but custom fit.

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

        A substantial portion of our O&P services involves the treatment of a patient in a non-hospital setting, such as our patient-care centers, a physician’s office, an out-patient clinic or other facility. In addition, O&P services are increasingly rendered to patients in hospitals, long-term care facilities, rehabilitation centers and other alternate-site healthcare facilities. In a hospital setting, the practitioner works with a physician to provide either orthotic devices or temporary prosthetic devices that are later replaced by permanent prosthetic devices.

Patient-Care Center Administration

        We provide all accounting, accounts payable, payroll, sales and marketing, management information systems, real estate, acquisitions and human resources services for our patient-care centers on either a centralized or out-sourced basis. As a result, we are able to provide these services more efficiently and cost-effectively than if these services had to be generated at each patient-care center. Moreover, the centralization or out-sourcing of these services permits our practitioners to allocate a greater portion of their time to patient care activities by reducing their administrative responsibilities.

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

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. For the year ended December 31, 2007, 34.1% or approximately $64.4 million of SPS’ distribution sales were to third-party O&P services providers, and the balance of approximately $124.8 million represented intercompany sales to our patient-care centers. In July 2007, SPS acquired certain assets of SureFit, LLC, a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 21,000 O&P related items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

Product Development

        In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. advances the design and manufacturing and regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s. first product, the WalkAide System (“WalkAide”), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. In addition, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society. In the spirit of the 15th century artist and visionary Leonardo da Vinci, the da Vinci Awards honor outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. The WalkAide is sold in the United States through the Company’s patient care centers and SPS. IN, Inc is also marketing the WalkAide internationally through licensed distributors. In July 2007, IN, Inc announced an agreement granting Teijin Pharma Limited exclusive rights to develop and commercialize the WalkAide in Japan.

Provider Network Management

        Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia was created by us during 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage their O&P networks, of which our patient care centers represent the majority of the participating providers. In 2004, Linkia entered into its first contract, and in September 2005, Linkia signed an agreement with CIGNA HealthCare which presently will cover approximately nine million beneficiaries. We will continue to invest in and develop Linkia networks and capabilities, as well as market to other national payors.

Reimbursement

The principal reimbursement sources for our O&P services are:

•	private payor/third-party insurer sources, which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs and similar sources;

•	Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in fee schedules for 10 regional service areas;

•	Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•	the U.S. Veterans Administration, with which we have entered into contracts to provide O&P services and products.

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Veterans Administration, in the aggregate, accounted for approximately 40.3%, 41.1% and 41.2% of our net sales in 2007, 2006 and 2005, respectively. These payors have set maximum reimbursement levels for O&P services and products. In November 2003, Congress enacted legislation that froze Medicare reimbursement levels for all O&P services at current levels for all of calendar 2004, 2005 and 2006. The result of this legislation was a downward pressure on our income from operations. During this period, we initiated purchasing and efficiency programs in an effort to minimize the effects of the legislation. During 2007, Congress enacted legislation that increased Medicare reimbursement levels by approximately 2.7%, which became effective January 1, 2008. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

        Through the course of business, we receive patient deposits on devices not yet delivered. At December 31, 2007 and 2006, we had received $0.8 million of deposits from our patients.

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

        We have developed a centralized marketing department the goal of which is to augment the responsibilities of the individual practitioner, enabling the practitioner to focus more of his or her efforts on patient care. Our sales and marketing effort targets the following:

•	Marketing and Public Relations. Our objective is to increase the visibility of the “Hanger” name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•	Business Development. We have dedicated personnel in most of our regions of operation who are responsible for arranging seminars, clinics and forums to educate and consult with patients and to increase the individual communities’ awareness of the “Hanger” name. These business development managers (“BDM”) also meet with local referral and contract sources to help our practitioners develop new relationships in their markets.

•	Insurance Contracts. Linkia is actively seeking contracts with national insurance companies to manage their network. We also have regional contract managers who negotiate with hospitals and regional payors.

•	Other Initiatives. We are constantly seeking and developing new technology and products to enable us to provide the highest quality patient-oriented care. We continue to use our Insignia laser scanning system, which enables our practitioners to create and modify a computer-based scan of patients’ limbs to create more comprehensive patient records and a better prosthetic fit. Due to the improvement Insignia offers to our patient care, it has been an effective marketing tool for our practitioners. During 2006, the Company launched the WalkAide system for treatment of a condition commonly referred to as dropfoot. Management believes the product can broaden our traditional customer base and through distribution agreements will allow the Company to enter international markets. In July 2007, IN, Inc announced an agreement granting Teijin Pharma Limited exclusive rights to develop and commercialize the WalkAide in Japan.

Acquisitions

        In 2007, we acquired seven O&P companies and related businesses operating a total of 13 patient-care centers in Arizona, Texas, Florida, Tennessee, Utah, Maryland, and West Virginia. The aggregate purchase price for the O&P businesses, excluding potential contingent consideration provisions, was $6.1 million. In addition, during 2007 SPS acquired certain assets of SureFit LLC, excluding potential contingent consideration provisions, for $14.0 million. SureFit is a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. In 2006, we acquired two additional O&P companies each operating one patient-care center located in Mississippi. The aggregate purchase price paid by us for the 2006 acquisitions, excluding potential contingent consideration provisions, was $0.3 million.

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

Government Regulation

        We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, policies and procedures, manuals, and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels for all O&P services starting January 1, 2004. The effect of this legislation has been a downward pressure on our income from operations, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. During 2007, Congress enacted legislation that increased Medicare reimbursement levels by approximately 2.7% effective January 1, 2008. There can be no assurance that future changes will not reduce Medicare reimbursements for O&P services and products from these sources.

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

        Antikickback Laws. Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal healthcare program (including Medicare, Medicaid, the U.S. Veterans Administration health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of the renumeration is to induce referrals or other business.

        Recognizing that the Antikickback Statute is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services has developed regulations addressing certain business arrangements that will offer protection from scrutiny under the Antikickback Statute. These “Safe Harbors” describe activities which may be protected from prosecution under the Antikickback Statute, provided that they meet all of the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the Antikickback Statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

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

        HIPAA Violations. The Health Insurance Portability and Accountability Act (“HIPAA”) provides criminal penalties for, among other offenses: health care fraud; theft or embezzlement with respect to a health care benefit program; false statements in connection with the delivery of or payment for health care benefits, items or services; and obstruction of criminal investigation of health care offenses.  Unlike other federal laws, these offenses are not limited to Federal health care programs.

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

        These laws may apply to certain of our operations. As noted above, we have established various types of discount programs and other financial arrangements with individuals and entities. We also bill third-party payors and other entities for items and services provided at our patient-care centers. While we endeavor to ensure that our discount programs and other financial arrangements, and billing practices comply with applicable laws, such programs, arrangements and billing practices could be subject to scrutiny and challenge under HIPAA.

        False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information. Each of our patient-care centers is responsible for the preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we may face liability for presenting or causing to be presented such claims.

        Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare physician self-referral law (the “Stark Law”) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for “designated health services” – including prosthetic and orthotic devices and supplies – if the physician or the physician’s immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. An entity that furnishes designated health services pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such designated health services. Penalties for violating the Stark Law include denial of payment for the service, an obligation to refund any payments received, civil monetary penalties, and the possibility of being excluded from the Medicare or Medicaid programs.

        With respect to ownership/investment interests, there is an exception under the Stark Law for referrals made to a publicly traded entity in which the physician or the physician’s immediate family member has an investment interest if the entity’s shares are generally available to the public at the time of the designated health service referral, and are traded on certain exchanges, including the New York Stock Exchange, and the entity had shareholders’ equity exceeding $75.0 million for its most recent fiscal year or as an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians who have ownership interests in our stock, or whose immediate family members have ownership interests in our stock, should not result in liability under the Stark Law.

        With respect to compensation arrangements, there are exceptions under the Stark Law that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer patients for designated health services. Unlike the Antikickback Statute, all of the elements of a Stark Law exception must be met in order for the exception to apply. We believe that our compensation arrangements with physicians comply with the Stark Law, either because the physician’s relationship fits fully within a Stark Law exception or because the physician does not generate prohibited referrals. If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to sanctions under the Stark Law and applicable state self-referral laws. State self-referral laws may extend the prohibitions of the Stark Law to Medicaid beneficiaries.

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

        While we endeavor to comply with all state licensure requirements, we cannot assure that we will be in compliance at all times with these requirements. Failure to comply with state licensure requirements could result in suspension or termination of licensure, civil penalties, termination of our Medicare and Medicaid agreements, and repayment of amounts received from Medicare and Medicaid for services and supplies furnished by an unlicensed individual or entity.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2007, we had an average of 3,364 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Residents	Technicians	Administrative	Distribution	Corporate and Shared Services
Hanger Prosthetics &	1,019	74	549	1,324	--	--
Orthotics, Inc.
Southern Prosthetic	--	--	--	--	153	--
Supply, Inc.
Hanger Orthopedic	--	--	--	--	--	245
Group,Inc.

        We have established an affiliation with the University of Connecticut pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only nine schools of this kind in the United States. The program director is a Hanger employee, and our practitioners teach most of the courses. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in another area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

        We also provide a series of ongoing training programs to improve the professional knowledge of our practitioners. For example, we have an annual Education Fair which is attended by over 750 of our practitioners and consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, basic accounting and business courses and other courses which allow the practitioners to fulfill their ongoing continuing education requirements.

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

ITEM 1A. RISK FACTORS.

We are highly leveraged and have significant fixed operating costs; therefore our profitability and ability to service our debt could be negatively impacted by an inability to generate sales growth.

We are highly leveraged and have a significant amount of fixed costs. Therefore, our ability to continue to service our debt and fund necessary capital additions is dependent on our ability to grow sales and control inflationary increases in our fixed costs.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 40.3%, 41.1% and 41.2% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Administration. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels which ended December 31, 2006 on all O&P services. The effect of this legislation was a downward pressure on our income from operations. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. During 2007, Congress enacted legislation that increased Medicare reimbursement levels by approximately 2.7% effective January 1, 2008. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

On April 24, 2006, the Centers for Medicare & Medicaid Services (CMS) announced a proposed rule that would call for a competitive bidding program for certain covered prosthetic and orthotic equipment as required by the Medicare Modernization Act of 2003. The rule became effective on June 11, 2007 following its adoption by the CMS. We cannot now identify the impact of such adopted rule on us.

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

Our net sales would be reduced if a significant number of our practitioners leave us. In addition, any failure of our practitioners to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facilities, or any damage to the reputation of a significant number of our practitioners, could adversely affect our reputation, subject us to liability and significantly reduce our net sales. A substantial amount of our business is derived from orthopedic surgeons and other healthcare providers. If the quality of our services and products declines in the opinion of these healthcare providers, they may cease to recommend our products, which would adversely affect our net sales.

If the non-competition agreements we have with our key executive officers and key practitioners were found by a court to be unenforceable, we could experience increased competition resulting in a decrease in our net sales.

We generally enter into employment agreements with our executive officers and a significant number of our practitioners which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. State courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-compete covenant. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one or more of our key executive officers and/or a significant number of our practitioners were to leave us and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could materially and adversely affect our business, financial condition and results of operations.

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

If the results of the current investigations over the billing allegations at the West Hempstead patient-care center are not resolved in our favor or if such allegations are expanded to other patient-care centers and are not resolved in our favor, our operations may be negatively impacted and we may be subject to significant fines.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2. PROPERTIES.

        As of December 31, 2007, we operated 636 patient-care centers and facilities in 45 states and the District of Columbia. We own 18 buildings that house a patient-care center. The remaining centers are occupied under leases expiring between the years of 2008 and 2018. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

The following table sets forth the number of our patient-care centers located in each state as of December 31, 2007:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	11	Louisiana	12	North Carolina	12
Arizona	36	Maine	3	North Dakota	2
Arkansas	5	Maryland	8	Ohio	34
California	71	Massachusetts	9	Oklahoma	11
Colorado	16	Michigan	5	Oregon	13
Connecticut	9	Minnesota	7	Pennsylvania	30
Delaware	1	Mississippi	11	South Carolina	13
District of Columbia	1	Missouri	22	South Dakota	2
Florida	40	Montana	6	Tennessee	16
Georgia	29	Nebraska	8	Texas	28
Illinois	25	Nevada	6	Utah	2
Indiana	12	New Hampshire	2	Virginia	7
Iowa	8	New Jersey	10	Washington	13
Kansas	13	New Mexico	8	West Virginia	7
Kentucky	11	New York	27	Wisconsin	12
				Wyoming	2

We also lease distribution facilities in Texas, California, Georgia, Florida, and Pennsylvania. We lease our corporate headquarters in Bethesda, Maryland. Substantially all of our owned properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements.

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

On June 15, 2004, the Company announced that one employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

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

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.6 million and $0.6 million net sales during 2007 and 2006, respectively, or less than 0.1% of the Company’s net sales for each year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	62	Chairman of the Board, Chief Executive Officer and Director(1)
Thomas F. Kirk	62	President, Chief Operating Officer and Director(1)
Richmond L. Taylor	59	Executive Vice President, President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc.
George E. McHenry	55	Executive Vice President and Chief Financial Officer
Ron N. May	61	President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
Thomas C. Hofmeister	41	Vice President and Chief Accounting Officer
Hai V. Tran	38	Vice President and Treasurer
Marion L. Mullauer	55	Vice President and Chief Information Officer

Brian A. Wheeler	47	Vice President, Human Resources
John J. Rush, MD	46	Vice President and Chief Medical Officer

1) Effective March 1, 2008, Mr. Sabel will relinquish the role of Chief Executive Officer. Mr. Kirk will succeed Mr. Sabel and assume the role of President and Chief Executive Officer. Mr. Sabel will remain with the Company as Chairman of the Board of Directors.

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

        Thomas F. Kirk has been our President and Chief Operating Officer since January 2002. From September 1998 to January 2002, Mr. Kirk was a principal with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.), a management consulting company retained by Hanger to facilitate its reengineering process. From May 1997 to August 1998, Mr. Kirk served as Vice President, Planning, Development and Quality for FPL Group, a full service energy provider located in Florida. From April 1996 to April 1997, he served as Vice President and Chief Financial Officer for Quaker Chemical Corporation in Pennsylvania. From December 1987 to March 1996, he served as Senior Vice President and Chief Financial Officer for Rhone-Poulenc, S.A. in Princeton, New Jersey and Paris, France. From March 1977 to November 1987, he was employed by St. Joe Minerals Corp., a division of Fluor Corporation. Prior to this he held positions in sales, commercial development, and engineering with Koppers Co., Inc. Mr. Kirk holds a Ph.D. degree in strategic planning/marketing, and an M.B.A. degree in finance, from the University of Pittsburgh. He also holds a Bachelor of Science degree in mechanical engineering from Carnegie Mellon University. He is a registered professional engineer and a member of the Financial Executives Institute.

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

        Marion L. Mullauer has been our Vice President and Chief Information Officer since August 2005. She is an experienced CIO, having previously held that position at the American Chemical Society and Lippincott Williams & Wilkins, Inc., a leading publisher of health care information. She has over 25 years of experience in information technology in senior management positions, much of it with healthcare companies. Ms. Mullauer holds a B.S. degree in Business Administration from Towson University and a Masters in Business Administration from Loyola College.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol “HGR.” The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2007	High	Low
First Quarter	$11.89	$ 7.33
Second Quarter	12.23	10.43
Third Quarter	11.73	9.00
Fourth Quarter	13.00	9.99
Year Ended December 31, 2006	High	Low
First Quarter	$ 7.16	$ 5.67
Second Quarter	8.70	6.52
Third Quarter	8.60	6.58
Fourth Quarter	7.76	6.47

Holders

        At February 19, 2008, there were approximately 326 holders of record of our common stock.

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

        We have paid cash dividends on the Series A Preferred Stock, which provides for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. The Company may elect to defer the payment of dividends.

        Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

Equity Compensation Plans

        The following table sets forth information as of December 31, 2007 regarding our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans:
approved by security holders	1,663,762	$11.10	1,631,034
not approved by security holders	406,000	5.95	N/A

Total	2,069,762		1,631,034

Sales of Unregistered and Registered Securities

        During the year ended December 31, 2007, we issued no securities without registration under the Securities Act of 1933 (“Securities Act”).

Issuer Purchases of Equity Securities

        During the year ended December 31, 2007, we made no repurchases of our common stock.

STOCK PERFORMANCE CHART

        The annual changes in the cumulative total shareholder return on Hanger’s common stock for the five-year period shown in the graph shown below are based on the assumption that $100 had been invested in Hanger common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Small Cap Stock Index, the Russell 2000 Stock Index and a company determined peer group index on December 31, 2002, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2007.

	2002	2003	2004	2005	2006	2007
Hanger Orthopedic Group, Inc.	$100.00	$118.40	$ 61.60	$ 43.42	$ 57.26	$ 83.73

S & P 500	$100.00	$126.38	$137.75	$141.88	$161.20	$166.89

S&P SmallCap 600	$100.00	$137.53	$167.23	$178.35	$203.45	$200.97

RUSSELL 2000	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96

Peer Group Index	$100.00	$150.19	$158.38	$118.41	$121.72	$125.95

Assumes $100 invested on December 31, 2002.

(1)	Total return assumes reinvestment of dividends and based on market capitalization.
(2)	Fiscal year ending December 31.
(3)	The four issuers of common stock included in the peer group index are VistaCare, Inc., Continucare Corp., RehabCare Group, Inc. and Medcath Corp.

PART II

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto that are included in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2007	2006	2005	2004	2003
(In thousands, except per share data)
Net sales	$637,350	$598,766	$578,241	$568,721	$547,903
Cost of goods sold (exclusive of depreciation and amortization)	307,952	300,065	283,591	275,961	258,383
Selling, general and administrative	245,542	221,592	219,454	218,689	195,516
Depreciation and amortization	15,876	14,670	13,920	13,531	10,690
Other charges (1)	--	--	--	45,808	(213)

Income from operations	67,980	62,439	61,276	14,732	83,527
Interest expense	36,987	38,643	37,141	34,558	36,278
Extinguishment of debt (2)	--	16,953	--	--	20,082

Income (loss) before taxes	30,993	6,843	24,135	(19,826)	27,167
Provision for income taxes	11,726	3,409	6,382	3,568	11,521

Net income (loss)	19,267	3,434	17,753	(23,394)	15,646
Preferred stock dividends and accretion	1,665	7,518	5,892	4,587	5,342
Premium paid and loss on redemption of preferred stock (3)	--	--	--	-	2,120

Net income (loss) applicable to common stock	$17,602	$(4,084)	$11,861	$(27,981)	$8,184

Basic Per Common Share Data
Net income (loss)	$0.78	$(0.19)	$0.55	$(1.30)	$0.39

Shares used to compute basic per common share amounts	22,476	21,981	21,695	21,474	20,813

Diluted Per Common Share Data (4)
Net income (loss)	$0.64	$(0.19)	$0.53	$(1.30)	$0.37

Shares used to compute diluted per common share amounts	30,257	21,981	22,232	21,474	22,234

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

Balance Sheet Data:

	Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Cash and cash equivalents	$26,938	$23,139	$7,921	$8,351	$15,363
Working capital	165,794	157,208	135,551	126,273	141,273
Total assets	759,683	719,122	704,467	703,306	738,348
Total debt	410,892	410,624	378,431	393,111	409,436
Redeemable convertible
preferred stock	47,654	47,654	61,942	56,050	51,463
Shareholders’ equity	190,538	167,677	165,242	152,016	178,075

Other Financial Data:

	Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Capital expenditures	$20,129	$12,827	$8,759	$19,454	$17,932
Net cash provided by (used in):
Operating activities	$51,687	$24,037	$25,741	$49,094	$59,892
Investing activities	(42,096)	(13,212)	(11,247)	(35,949)	(27,477)
Financing activities	(5,792)	4,393	(14,924)	(20,157)	(23,618)

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

Overview

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers in the United States. Through our subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers, internationally through distribution agreements, and through a sales force. The first such product was available for sale starting May 1, 2006 for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), is a provider network management company.

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

We conduct our operations in two reportable segments — patient-care centers and distribution.

Patient Care

At December 31, 2007, we operated 636 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”).

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

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. In July 2007, SPS acquired certain assets of SureFit, LLC, a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. We believe the acquisition will enable us to leverage our distribution capabilities and offerings in the podiatric market while lowering our cost of goods for certain therapeutic footwear already being sold in our patient care centers. SPS maintains in inventory approximately 21,000 O&P related items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allow us to deliver products via ground shipment anywhere in the United States within two business days.

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

Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons and physical and occupational therapists and podiatrists.

Product Development

In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. advances the design and manufacturing and regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s. first product, the WalkAide System, has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. In addition, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society. In the spirit of the 15th century artist and visionary Leonardo da Vinci, the da Vinci Awards honor outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. The WalkAide is sold in the United States through the Company’s patient care centers and SPS. IN, Inc is also marketing the WalkAide internationally through licensed distributors. In July 2007, IN, Inc announced an agreement granting Teijin Pharma Limited exclusive rights to develop and commercialize the WalkAide in Japan.

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia was created by us during 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage their O&P networks, of which our patient care centers represent the majority of the participating providers. In 2004, Linkia entered into its first contract, and in September 2005, Linkia signed an agreement with CIGNA HealthCare which will cover nine million beneficiaries. We will continue the deployment of Linkia and although it is too early to assess the overall success of this effort, we expect the Linkia contracts to increasingly impact sales, as the CIGNA contract is phased in on a geographic basis.

Results and Outlook

Net sales for the year ended December 31, 2007 were $637.4 million, an increase of $38.6 million, or 6.4%, versus net sales of $598.8 million for the year ended December 31, 2006. The net sales growth was the result of a $27.2 million, or 5.0%, increase in same-center sales, a $5.1 million, or 9.3%, increase in external sales of the distribution segment, and $5.9 million contributed from acquired entities, $1.1 million in other sales, offset by a $0.7 million decrease as a result of closed patient care centers. Cost of goods sold for the year increased by $7.9 million to $308.0 million, or 48.3% of net sales, compared to $300.1 million, or 50.1% of net sales, in the prior year principally due to the sales increase.

Income from operations increased by $5.6 million for the year ended December 31, 2007, to $68.0 million from $62.4 million in the same period of the prior year due principally to the net sales increase, offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased by $24.0 million due primarily to $8.1 million in labor cost resulting from merit increases and increased benefits expense, $8.4 million increase in variable and incentive compensation resulting from increased performance and cash collections, a $4.3 million investment in our growth initiatives, $1.4 million in rent and $2.2 million in travel and other costs, offset by a $0.4 million decrease in bad debt expense due to improved collections.

We continue to improve upon our cash collections. Day’s sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment, decreased to 56 days at the end of 2007 compared to 61 days in the prior year. The decrease in DSO is due to continued efforts at the patient-care centers to target collections as well as other work flow enhancements.

Net income increased to $19.3 million in 2007 from $3.4 million in prior year primarily due to increased sales volume and a related increase in income from operations, as well as a $1.7 million reduction in interest expense resulting from the 2006 refinancing. In addition, during 2006, we incurred a pre-tax charge of $17.0 million related to the refinancing of our outstanding indebtedness and 7% redeemable preferred stock.

We expect to see an increase in our sales volume over the next year as a result of the increase in Medicare reimbursement effective January 1, 2008, acquisition of O&P companies, continued roll out of Linkia national contracts, sales from IN, Inc.‘s WalkAide and growth from our distribution segment. We will also continue our efforts to counter the cyclical trends and challenges present in our market by undertaking several specific initiatives:

•	continued marketing of the Linkia model to national and large regional insurance carriers;

•	the introduction of new products by entering into exclusive distribution contracts with O&P product manufacturers; and
•	continuing discussions with rehabilitation providers to enable us to provide more comprehensive O&P services.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

•	Revenue Recognition: Revenues from the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

December 31, 2007
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$41,806	$9,561	$6,836	$58,203
Private pay	3,124	1,326	1,266	5,716
Medicaid	8,506	2,320	2,084	12,910
Medicare	20,557	2,622	1,603	24,782
VA	1,140	196	135	1,471

	$75,133	$16,025	$11,924	$103,082

December 31, 2006
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$27,957	$15,730	$9,866	$53,553
Private pay	3,111	1,310	1,222	5,643
Medicaid	4,639	3,686	2,778	11,103
Medicare	13,796	5,908	2,978	22,682
VA	833	435	177	1,445

	$50,336	$27,069	$17,021	$94,426

Disallowed sales generally relate to billings to payors with whom we do not have a formal contract. In these situations, we record the sale at usual and customary ratesand simultaneously record an estimate to reduce the sale to net realizable value, based on our historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

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

•	Inventories: Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed physical inventory and other factors, such as sales mix and purchasing trends among other factors, affecting cost of goods sold during the interim reporting periods. Cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these inventory adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

•	Property, Plant and Equipment: We record property, plant and equipment at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 years

Computers and software	5 years

Buildings	10 to 40 years

Assets under capital leases	Shorter of asset life or term of lease

Leasehold improvements	Shorter of asset life or term of lease

We capitalize internally developed computer software costs incurred during the application development stage in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

•	Goodwill and Other Intangible Assets: Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.

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

•	Income Taxes: We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.

We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years.

•	Stock-Based Compensation: Stock-based compensation is accounted for using the grant-date fair value method. Compensation expense is recognized ratably over the service period. We estimate a 2% forfeiture rate for unvested restricted stock awards. Based on our history of restricted stock forfeitures, we do not believe future forfeitures will have a material impact on future compensation expense or earnings per share.

•	Supplemental Executive Retirement Plan: Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. The following assumptions were used in the calculation of the net benefit cost and obligation at December 31:

	2007	2006
Discount rate	6.25%	5.75%
Average rate of increase in compensation	3.00%	3.00%

We believe the assumptions used are appropriate. However, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that currently requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) revises the accounting literature previously issued under SFAS 141, Business Combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 revises ARB 51 with regards to the accounting for non-controlling interests in subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 160 will have on our financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	48.3	50.1	49.0
Selling, general and administrative	38.5	36.9	38.0
Depreciation and amortization	2.5	2.5	2.4

Income from operations	10.7	10.5	10.6
Interest expense, net	5.8	6.5	6.4
Extinguishment of debt	--	2.8	--

Income before taxes	4.9	1.2	4.2
Provision for income taxes	1.8	0.6	1.1

Net income	3.1	0.6	3.1

Year ended December 31, 2007 compared with the year ended December 31, 2006

Net Sales. Net sales for the year ended December 31, 2007 were $637.4 million, an increase of $38.6 million, or 6.4%, versus net sales of $598.8 million for the year ended December 31, 2006. The net sales growth was the result of a $27.2 million, or 5.0%, increase in same-center sales, a $5.1 million, or 9.3%, increase in external sales of the distribution segment, and $5.9 million contributed from acquired entities, $1.1 million in other sales, offset by a $0.7 million decrease as a result of closed patient care centers.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2007 totaled $308.0 million, or 48.3% of net sales, compared to $300.1 million, or 50.1% of net sales, for the year ended December 31, 2006. Cost of goods sold as a percentage of revenue benefited from increased labor efficiency resulting from the same center sales growth, a favorable change in product mix and favorable purchasing activities.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2007 totaled $245.6 million, or 38.5% of net sales, which was $24.0 million higher than the prior year amount of $221.6 million, or 36.9% of net sales. The increase in selling, general and administrative expenses was primarily due to: (i) $8.1 million in labor cost resulting from merit increases and increased benefits expense; (ii) $8.4 million increase in variable and incentive compensation resulting from increased performance and cash collections; (iii) $4.3 million in expenditures to support growth initiatives; and (iv) $1.4 million in rent and $2.2 million in travel and other costs, offset by a $0.4 million decrease in bad debt expense due to improved collections.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2007 amounted to $15.9 million, an 8.2% increase from $14.7 million for the year ended December 31, 2006. The increase in depreciation and amortization was a result of placing into service $6.5 million of computer software and peripherals, $7.7 million of leasehold improvements and $4.8 million in machinery and equipment during 2007. These additions are a result of our continued investment in our infrastructure and system enhancements. In addition, as part of SPS’s acquisition of the assets of SureFit, the Company recorded customer relationship and other intangibles of $ 2.6 million which are being amortized over ten years. This contributed an additional $0.1 million in amortization expense.

Income from Operations. Principally as a result of the above, income from operations for the year ended December 31, 2007 was $68.0 million compared to $62.4 million for the year ended December 31, 2006. Income from operations as a percentage of net sales increased by 0.2% to 10.7% for the year ended December 31, 2007 from 10.5% for the year ended December 31, 2006.

Interest Expense. Interest expense for the year ended December 31, 2007 was $37.0 million, a decrease of $1.6 million from the $38.6 million incurred in 2006. The decrease in interest expense was attributable to more favorable interest rates on the Company’s loans and credit facilities as a result of the Company’s refinancing of outstanding bank and bond indebtedness in 2006.

Income Taxes. The provision for income taxes for the year ended December 31, 2007 was $11.7 million, or 37.8% of pretax income, compared to $3.4 million, or 49.8% of pretax income, for the year ended December 31, 2006. The 2006 tax rate was unfavorably impacted by additional tax expense associated with adjustments relating to prior years’ state tax expense and non-deductible expenses.

Net Income. As a result of the above, we recorded net income of $19.3 million for the year ended December 31, 2007, compared to net income of $3.4 million in the prior year.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at December 31, 2007 was $165.8 million compared to $157.2 million at December 31, 2006. Working capital increased principally as a result of an $11.3 million increase in cash and short-term investments, $6.4 million increase in inventories and $2.3 million increase in other current assets, offset by an $11.3 million increase in variable and incentive compensation accrual. Cash and short-term investments increased as a result of the increased earnings and improved cash collections. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2007, decreased to 56 days, compared to 61 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing and standard workflow protocols. The increase in variable and incentive compensation is a result of $8.4 million increase in expense and in prior year there were three interim advances under the practitioner plan. The ratio of current assets to current liabilities was 3.4 to 1 at December 31, 2007 compared to 3.7 to 1 at December 31, 2006. Availability under our revolving line of credit slightly decreased to $72.0 million at December 31, 2007 compared to $72.8 million at December 31, 2006. Availability under our revolving line of credit is net of standby letters of credit approximating $3.0 million. The Company did not utilize the revolver during 2007 and at December 31, 2007 and 2006, the Company did not have any outstanding borrowings on the Revolving Credit Facility balance.

Net cash provided by operating activities was $51.7 million for the year ended December 31, 2007, versus $24.0 million in the prior year. The prior year operating cash flows included payment of $11.9 million of premiums related to the refinancing of certain debt instruments. In addition, the current year operating cash flows reflected improved financial performance, improved collections and a benefit from reduced interim incentive compensation payments.

Net cash used in investing activities was $42.1 million for the year ended December 31, 2007, versus $13.2 million in the prior year. During 2007, we acquired more businesses, invested in our infrastructure, and invested $7.5 million of excess cash in short-term investments. During 2007, we acquired 13 patient-care centers, a distribution company, and a footwear company for an aggregate purchase price of $14.8 million. During 2007, we invested $20.1 million, $7.3 million more than last year, to enhance our systems infrastructure and to improve our physical locations. At December 31, 2007, our short-term investments totaling $7.5 million consist of two auction rate securities (“ARS”) with a credit rating of either AA or AAA. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can sell or continue to hold the securities at par. One of the two ARS investments, with a carrying value of $2.5 million, failed auction due to sell orders exceeding buy orders. The funds associated with the security for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures. The other ARS investment, with a carrying value of $5.0 million, has not failed any auction to date.

Net cash used in financing activities was $5.8 million for the year ended December 31, 2007 compared to net cash provided of $4.4 million for the year ended December 31, 2006. The decrease in cash provided by financing activities was primarily due to the debt refinancing that occurred in 2006, as discussed below.

Debt

On May 26, 2006, we refinanced our debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility (variable rate of 7.09% at December 31, 2007); and (iii) $50.0 million of Series A Convertible Preferred Stock. We also established a new $75.0 million revolving credit facility, which was unused at December 31, 2007. The proceeds from these instruments were used to retire (i) $200.0 million of the 10 3/8% Senior Notes; (ii) $15.6 million of the 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, we incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

The following summarizes our debt balance at December 31:

	2007	2006
(In thousands)
Revolving Credit Facility	$--	$--
Term Loan	226,550	228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	9,342	6,772

	410,892	410,624
Less current portion	(5,691)	(5,386)

	$405,201	$405,238

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio; (ii) maximum total leverage ratio; and (iii) maximum annual capital expenditures. At December 31, 2007, the Company was in compliance with these covenants. As of December 31, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. At December 31, 2007, the interest rate on the Term Loan was 7.09%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. The Company secured, effective March 13, 2007, certain amendments to its existing Senior Secured Credit Facility that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%.

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

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. We also believe that based on the Company’s cash, cash equivalents and short-term investment balances of $34.4 million at December 31, 2007 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on the Company’s liquidity, financial condition, results of operations or cash flows. In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $40.0 million in acquisitions annually by the terms of the Revolving Credit Facility agreement. At December 31, 2007 we have $72.0 million available under the Revolving Credit Facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit approximating $3.0 million.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
(In thousands)
Long-term debt	$5,691	$4,217	$3,697	$3,673	$3,564	$390,050	$410,892
Interest payments on long-term debt	34,456	34,122	33,856	33,609	33,364	31,521	200,928
Operating leases	30,124	23,602	15,961	10,817	6,036	3,746	90,286
Capital leases	161	109	60	16	--	--	346
Other long-term obligations	1,160	1,024	734	1,092	1,301	8,027	13,338

Total contractual cash obligations	$71,592	$63,074	$54,308	$49,207	$44,265	$433,344	$715,790

In addition to the table above, the Company has certain other tax liabilities as of December 31, 2007 comprised of $3.3 million of tax effected unrecognized tax benefits, of which $0.3 million is expected to be settled in the fiscal year 2008, with the remainder thereafter.

Dividends

We have never paid cash dividends on our common stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in our business. The terms of our agreements with our financing sources and certain other agreements prohibit the payment of dividends on our common stock and such agreements will continue to prohibit the payment of dividends in the future.

The holders of our Series A Convertible Preferred Stock are entitled to cumulative dividends, accruing at an annual rate of 3.33% or $1.7 million, payable quarterly in arrears. We may elect to defer the payment of dividends otherwise payable on a dividend payment date. In such event, the amount of deferred dividends will be added to the stated value. The Company has elected to the pay the dividend as they come due. The Company has paid dividends of $1.7 million and $1.0 million during fiscal years 2007 and 2006, respectively. Accrued but unpaid dividends will be payable upon our liquidation in cash or upon a Holder Conversion, at the option of the Holder, either in cash (to the extent permitted under applicable law and the terms of our indebtedness) or in additional shares of our common stock. Immediately prior to the occurrence of an acceleration event prior to the fifth anniversary of the original issue date, the stated value of each share of Series A Convertible Preferred Stock will be increased by an amount per share equal to all dividends that would otherwise be payable on a share of Series A Convertible Preferred Stock on each dividend payment date on and after the occurrence of such acceleration event and prior to and including the fifth anniversary of the original issuance date.

Supplemental Executive Retirement Plan

In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2007, and 2006 and have utilized the actuarial calculations as a basis for establishing our benefit obligation liability.

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2007	2006
Discount rate	6.25%	5.75%
Average rate of increase in compensation	3.00%	3.00%

The discount rate at December 31, 2007 of 6.25% represents a 50 basis point increase from the 5.75% discount rate used at December 31, 2006. The updated rate was actuarially determined and represents an average of pension liability indices.

Future payments under the supplemental executive retirement plan as of December 31, 2007 are as follows:

(In thousands)
2008	--
2009	--
2010	--
2011	1,032
2012	1,205
Thereafter	7,343

$9,580

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits. As of December 31, 2007, IN, Inc. had outstanding purchase commitments of approximately $0.6 million.

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

	2007	2006	2005	2004	2003
Patient-care centers	636	618	624	619	585
Revenue-generating O&P practitioners	1,060	1,034	1,021	1,020	955
Number of states (including D.C.)	46	46	46	45	45
Same-center net sales growth (decline)(1)	5.0%	2.2%	0.2%	(1.7)%	1.6%

(1) Represents the aggregate increase or decrease of our patient-care centers’ sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At December 31, 2007, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to fixed interest rate. (see Item 7A below.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of December 31, 2007, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at December 31, 2007, as discussed in Note G to our Condensed Consolidated Financial Statements. The rate at which interest accrues under the entire outstanding balance is variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2007, we had one contract outstanding which fixed LIBOR at 7.09% and the contract expires on March 28, 2008.

Presented below is an analysis of our financial instruments as of December 31, 2007 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility (the revolving Credit Facility did not have an outstanding balance at December 31, 2007), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$12,664	$13,797	$14,930	$16,062	$17,195	$18,328	$19,461

Revolving Credit Facility	--	--	--	--	--	--	--

	$12,664	$13,797	$14,930	$16,062	$17,195	$18,328	$19,461

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

Quarterly Financial Data

2007	Quarter Ended (Unaudited)
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31 (1)
Net Sales	$143,850	$160,366	$162,343	$170,790
Income from Operations	12,396	17,829	18,565	19,190
Net Income	1,784	5,092	5,409	6,982
Basic per Common Share Net Income	$0.06	$0.21	$0.22	$0.29
Diluted per Common Share Net Income	$0.06	$0.17	$0.18	$0.23

2006	Quarter Ended (Unaudited)
(Dollars in thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31 (2)
Net Sales	$140,445	$152,855	$151,549	$153,918
Income from Operations	10,915	15,999	17,121	18,404
Net Income	829	(5,724)	3,458	4,871
Basic per Common Share Net (Loss) Income	$(0.03)	$(0.42)	$0.07	$0.20
Diluted per Common Share Net (Loss) Income (3)	$(0.03)	$(0.42)	$0.07	$0.17

(1) For the three month period ended December 31, 2007 includes: $4.2 million decrease to cost of material resulting from the company's annual physical inventory.

(2) For the three month period ended December 31, 2006 includes: $4.4 million increase to cost of material resulting from the company's physical inventory; $1.2 million of additional state tax expense related to prior periods; $1.1 million of recoveries from certain insurance payors related to claims recorded in prior periods; and $1.0 million reduction to health insurance liabilities recorded in prior periods.

(3) For 2006, excludes the effect of the conversion of the 7% Redeemable Convertible Preferred Stock as it is considered anti-dilutive. For the three month period ended March 31, 2006 and the three month period June 30, 2006, excludes the effect of the Series A Convertible Preferred Stock as it is considered anti-dilutive. For the three month period ended September 30, 2006 and the three month period ended December 31, 2006, includes the effect of the conversion of the Series A Convertible Preferred Stock as it is considered dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. Additionally, the Company’s officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

        (b)     Report of the Registrant’s Independent Registered Public Accounting Firm

        The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

        (c)     Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Hanger Orthopedic Group, Inc.

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Three Years Ended December 31, 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Three Years Ended December 31, 2007

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

See Part (b) of this Item 15.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Document

3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

3(b)	Certificate of Amendment of the Registrant’s Certificate of Incorporation (which, among other things, changed the Registrant’s corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Current Report on Form 8-K dated February 13, 1990).

3(c)	Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

3(d)	Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant’s Current Report on Form 8-K dated May 15, 1989).

3(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of the Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Current Report on Form 8-K dated February 13, 1990).

3(f)	Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3(g)	Certificate of Designation, Rights and Preferences of 7% Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant’s Current Report on Form 8-K dated July 1, 1999).

3(h)	Certificate of Elimination of Class A, B, C, D, E and F Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant’s Current Report on Form 8-K dated July 1, 1999).

3(i)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated May 15, 1989).

3(j)	Certificate of Designations of Series A Convertible Preferred Stock as filed by the Registrant with the Delaware Secretary of State on May 26, 2006 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

10(a)	1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Proxy Statement, dated July 28, 1999, relating to the Registrant’s Annual Meeting of Stockholders held on September 8, 1999).*

*	Management contract or compensatory plan

10(b)	1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Registration Statement on Form S-8 (File No. 33-63191)).*

10(c)	Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997).

10(d)	Asset Purchase Agreement, dated as of May 8, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997).

10(e)	Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(f)	Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(g)	Stock Purchase Agreement, dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K dated July 15, 1999.)

10(h)	Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant’s Proxy Statement, dated April 10, 2007, relating to the Registrant’s Annual Meeting of Stockholders held on May 10, 2007).*

10(i)	Amended and Restated 2003 Non-Employee Directors’ Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant’s Proxy Statement, dated April 10, 2007, relating to the Registrant’s Annual Meeting of Stockholders held on May 10, 2007).*

*	Management contract or compensatory plan

10(j)	Master Amendment, dated as of October 9, 2004, between the Registrant, Seattle Systems, Inc.(formerly known as USMC Corp., the successor in interest to United States Manufacturing Company, LLC, and which merged with and into OPMC Acquisition Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc. (formerly known as Seattle Orthopedic Group, Inc.) (Incorporated herein by reference to Exhibit 10(ee) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10(k)	Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of September 2, 2004, among the Registrant, the lenders’ signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K dated September 2, 2004).

10(l)	Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant’s Current Report on Form 8-K filed on February 24, 2005).

10(m)	Supplemental Executive Retirement Plan, dated January 1, 2005 (Incorporated herein by reference to Exhibit 10(dd) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10(n)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 26, 2005, among the Registrant, the lenders’ signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K filed on August 30, 2005).

10(o)	Employment and Non-Compete Agreement, commencing as of April 1, 2006, between the Registrant and John Rush, M.D. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10(p)	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10(q)	Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10(r)	Purchase Agreement, dated as of May 23, 2006, between the Registrant and the Initial Purchasers named in Schedule I thereto relating to the Registrant’s 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

*	Management contract or compensatory plan

10(s)	Indenture, dated as of May 26, 2006, among the Registrant, the Registrant’s subsidiaries signatory thereto and Wilmington Trust Company, as trustee, relating to the Registrant’s 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

10(t)	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant, the Registrant’s subsidiaries signatory thereto and the initial purchasers named therein relating to the Registrant’s 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

10(u)	Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(v)	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(w)	Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(x)	Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(y)	Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10(z)	Amended and Restated Employment and Non-Compete Agreement, dated as of January 1, 2003, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10(aa)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10(aa) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*

*	Management contract or compensatory plan

10(bb)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Company. (Incorporated herein by reference to Exhibit 10(bb) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10(cc)	First Amendment to Credit Agreement, by and among the Registrant, the Lenders party thereto and Citicorp North America, Inc., dated as of March 12, 2007. (Incorporated herein by reference to Exhibit 10(cc) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10(dd)	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10(ee)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10(ff)	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10(gg)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10(hh)	Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*

10(ii)	Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*

10(jj)	Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*

*	Management contract or compensatory plan

21	List of Subsidiaries of the Registrant. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

*	Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: February 27, 2008	By: /s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman and Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 27, 2008	/s/ Ivan R. Sabel
Ivan R. Sabel, CPO
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: February 27, 2008	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: February 27, 2008	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)
Dated: February 27, 2008	/s/ Thomas F. Kirk
Thomas F. Kirk
President, Chief Operating Officer
and Director
Dated: February 27, 2008	/s/ Edmond E. Charrette, M.D.
Edmond E. Charrette, M.D.
Director
Dated: February 27, 2008	/s/ Thomas P. Cooper, M.D.
Thomas P. Cooper, M.D.
Director

Dated: February 27, 2008	/s/ Cynthia L. Feldmann
Cynthia L. Feldmann
Director
Dated: February 27, 2008	/s/ Eric Green
Eric Green
Director
Dated: February 27, 2008	/s/ Isaac Kaufman
Isaac Kaufman
Director
Dated: February 27, 2008	/s/ H.E. Thranhardt
H.E. Thranhardt, CPO
Director
Dated: February 27, 2008	/s/ Bennett Rosenthal
Bennett Rosenthal
Director

INDEX TO FINANCIAL STATEMENTS

Hanger Orthopedic Group, Inc.

Management’s Annual Report on Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the Three
Years Ended December 31, 2007	F-6
Consolidated Statements of Changes in Shareholders’
Equity for the Three Years Ended December 31, 2007	F-7
Consolidated Statements of Cash Flows for the Three
Years Ended December 31, 2007	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1

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

        2.        Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the “Internal Control – Integrated Framework”published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

        3.        Management has determined that the Company’s internal control over financial reporting, as of December 31, 2007, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company has changed the way it has accounted for stock based compensation effective January 1, 2006 and the manner in which it accounts for uncertainty in income taxes effective January 1, 2007.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, Virginia
February 21, 2008

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,938	$23,139
Short-term investments	7,500	--
Accounts receivable, less allowance for doubtful accounts
of $3,965 and $3,369 in 2007 and 2006, respectively	99,117	99,403
Inventories	82,228	75,803
Prepaid expenses, other current assets and income taxes receivable	10,747	8,805
Deferred income taxes	8,571	7,962

Total current assets	235,101	215,112

PROPERTY, PLANT AND EQUIPMENT
Land	975	1,065
Buildings	4,881	5,287
Furniture and fixtures	12,747	12,283
Machinery and equipment	31,093	26,323
Leasehold improvements	41,520	33,811
Computer and software	56,231	49,750

Total property, plant and equipment, gross	147,447	128,519
Less accumulated depreciation and amortization	100,133	86,225

Total property, plant and equipment, net	47,314	42,294

INTANGIBLE ASSETS
Excess cost over net assets acquired	459,562	446,371
Patents and other intangible assets, $ 12,246 and $9,641 in 2007 and 2006 respectively,
less accumulated amortization of $7,647 and $6,706 in 2007 and 2006, respectively	4,599	2,935

Total intangible assets, net	464,161	449,306

OTHER ASSETS
Debt issuance costs, net	9,304	10,853
Other assets	3,803	1,557

Total other assets	13,107	12,410

TOTAL ASSETS	$759,683	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2007	2006
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,691	$5,386
Accounts payable	17,257	19,093
Accrued expenses	11,316	10,862
Accrued interest payable	1,937	1,803
Accrued compensation related costs	33,106	20,760

Total current liabilities	69,307	57,904

LONG-TERM LIABILITIES
Long-term debt, less current portion	405,201	405,238
Deferred income taxes	30,574	30,741
Other liabilities	16,409	9,908

Total liabilities	521,491	503,791

COMMITMENTS AND CONTINGENCIES (Note H)
PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding	47,654	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
24,432,518 shares and 22,377,551 shares issued and
outstanding in 2007 and 2006, respectively	244	224
Additional paid-in capital	161,955	156,480
Retained earnings	28,995	11,629

	191,194	168,333
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	190,538	167,677

TOTAL LIABILITIES, PREFERRED STOCK,
AND SHAREHOLDERS’ EQUITY	$759,683	$719,122

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(Dollars in thousands, except share and per share amounts)

	2007	2006	2005
Net sales	$637,350	$598,766	$578,241
Cost of goods sold (exclusive of depreciation and amortization)	307,952	300,065	283,591
Selling, general and administrative	245,542	221,592	219,454
Depreciation and amortization	15,876	14,670	13,920

Income from operations	67,980	62,439	61,276
Interest expense	36,987	38,643	37,141
Extinguishment of debt	--	16,953	--

Income before taxes	30,993	6,843	24,135
Provision for income taxes	11,726	3,409	6,382

Net income	19,267	3,434	17,753
Preferred stock dividend and accretion-7% Redeemable
Preferred Stock	--	2,751	5,892
Preferred stock dividend-Series A Convertible Preferred Stock	1,665	999	--
Accretion of beneficial conversion feature	--	3,768	--

Net income (loss) applicable to common stock	$17,602	$(4,084)	$11,861

Basic Per Common Share Data
Net income (loss)	$0.78	$(0.19)	$0.55

Shares used to compute basic per common share amounts	22,475,513	21,981,026	21,694,807

Diluted Per Common Share Data
Net income (loss)	$0.64	$(0.19)	$0.53

Shares used to compute diluted per common share amounts	30,257,021	21,981,026	22,232,453

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2007
(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2004	21,767	$218	$154,434	$(1,980)	$--	$(656)	$152,016
Preferred dividends declared	--	--	(84)	--	(5,761)	--	(5,845)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(47)	--	(47)
Net income	--	--	--	--	17,753	--	17,753
Issuance of Common Stock in connection with the
exercise of stock options	158	1	394	--	--	--	395
Issuance of restricted stock	340	3	2,112	(2,115)	--	--	--
Forfeiture of restricted stock	(37)	--	(348)	348	--	--	--
Compensation expense associated with restricted stock	--	--	--	1,137	--	--	1,137
Adjustment to compensation expense related to
restricted stock	--	--	5	(5)	--	--	--
Tax benefit associated with vesting of restricted stock	--	--	(167)	--	--	--	(167)

Balance, December 31, 2005	22,228	$222	$156,346	$(2,615)	$11,945	$(656)	$165,242
Preferred dividends declared	--	--	--	--	(3,730)	--	(3,730)
Accretion of Redeemable Convertible Preferred Stock	--	--	--	--	(20)	--	(20)
Net income	--	--	--	--	3,434	--	3,434
Issuance of Common Stock in connection with the
exercise of stock options	160	2	586	--	--	--	588
Adoption of FAS123R	--	--	(2,615)	2,615	--	--	--
Forfeiture of restricted stock	(10)	--	--	--	--	--	--
Preferred Stock beneficial conversion feature - Series A	--	--	--	--	(3,768)	--	(3,768)
Accretion of preferred stock beneficial conversion feature	--	--	--	--	3,768	--	3,768
Compensation expense associated with stock options	--	--	100	--	--	--	100
Compensation expense associated with restricted stock	--	--	2,063	--	--	--	2,063

Balance, December 31, 2006	22,378	$224	$156,480	$--	$11,629	$(656)	$167,677
Preferred dividends declared	--	--	--	--	(1,665)	--	(1,665)
Net income	--	--	--	--	19,267	--	19,267
Issuance of Common Stock in connection with the
exercise of stock options	399	4	1,621	--	--	--	1,625
Issuance of restricted stock	1,686	17	(17)	--	--	--	--
Forfeiture of restricted stock	(30)	(1)	1	--	--	--	--
Adoption of FIN 48	--	--	--	--	(236)	--	(236)
Compensation expense associated with stock options	--	--	38	--	--	--	38
Compensation expense associated with restricted stock	--	--	3,295	--	--	--	3,295
Tax benefit associated with vesting of restricted stock	--	--	537	--	--	--	537

Balance, December 31, 2007	24,433	$244	$161,955	$--	$28,995	$(656)	$190,538

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$19,267	$3,434	$17,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extinguishment of debt	--	16,953	--
Tender premium related to extinguishment of debt	--	(11,866)	--
Gain on disposal of assets	255	(15)	(116)
Provision for bad debt	15,774	16,174	19,887
Provision for deferred income taxes	1,508	(985)	(1,818)
Depreciation and amortization	15,877	14,670	13,920
Amortization of debt issuance costs	1,813	2,010	2,495
Compensation expense on stock options and restricted stock	3,332	2,163	1,137
Amortization of terminated interest rate swaps	--	(207)	(507)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(13,519)	(12,378)	(13,896)
Inventories	(5,569)	1,047	(8,646)
Prepaid expenses, other current assets, and income taxes receivable	(3,226)	(2,408)	(598)
Other assets	(114)	(37)	(105)
Accounts payable	(2,451)	(508)	1,514
Accrued expenses, accrued interest payable, and income taxes payable	(65)	(6,473)	1,164
Accrued compensation related costs	12,346	(914)	(8,840)
Other liabilities	6,459	3,377	2,397

Net cash provided by operating activities	51,687	24,037	25,741

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(20,129)	(12,827)	(8,759)
Acquisitions and contingent considerations (net of cash acquired)	(14,833)	(693)	(2,792)
Purchase of short-term investments	(7,500)	--	--
Proceeds from sale of property, plant and equipment	366	308	304

Net cash used in investing activities	(42,096)	(13,212)	(11,247)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	21,000	52,000
Repayments under revolving credit agreement	--	(26,000)	(62,000)
Repayment of term loan	(2,301)	(147,774)	(1,500)
Repayment of senior notes	--	(200,000)	--
Repayment of senior subordinated debt	--	(15,562)	--
Repurchase of 7% Redeemable Convertible Preferred Stock	--	(64,693)	--
Proceeds from new term loan facility	--	230,000	--
Proceeds from senior note issuance	--	175,000	--
Proceeds from issuance of Series A Convertible Preferred Stock	--	50,000	--
Scheduled repayment of long-term debt	(3,186)	(2,966)	(3,158)
Increase in debt issue costs	(265)	(13,534)	(1,329)
Proceeds from issuance of Common Stock	1,625	588	396
Change in book overdraft	--	(667)	667
Series A Convertible Preferred Stock dividend payment	(1,665)	(999)	--

Net cash provided by (used in) financing activities	(5,792)	4,393	(14,924)

Increase (Decrease) in cash and cash equivalents	3,799	15,218	(430)
Cash and cash equivalents, at beginning of year	23,139	7,921	8,351

Cash and cash equivalents, at end of year	$26,938	$23,139	$7,921

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

Hanger Orthopedic Group, Inc. is the nation’s largest owner and operator of orthotic & prosthetic (“O&P”) patient-care centers. In addition to providing patient care services through its operating subsidiaries, the Company also is the largest distributor of branded and private label O&P devices and components in the United States. Hanger’s subsidiary, Hanger Prosthetics & Orthotics, Inc., formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States of America. The Company also create products, through its wholly-owned subsidiary Innovative Neurotronics, Inc. (“IN, Inc.”), for sale in our patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

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

Short Term Investments

We account for our short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Our investments are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less, and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements. At December 31, 2007, our short-term investments consist of two auction rate securities (“ARS”) with a credit rating of either AA or AAA. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can sell or continue to hold the securities at par. One of the two ARS investments, with a carrying value of $2.5 million, failed auction due to sell orders exceeding buy orders. The funds associated with the security for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures. The other ARS investment, with a carrying value of $5.0 million, has not failed any auction to date. The Company’s ARS are reported at fair value and the Company has not incurred any significant unrealized loss related to these securities during 2007.

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases. Cost of goods sold during the interim periods is reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. The Company recorded a $4.2 million increase to inventory and a $4.4 million decrease to inventory in conjunction with our physical inventory during fiscal years 2007 and 2006, respectively. During the fourth quarter of 2005, a book-to-physical inventory adjustment was not required. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

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

Depreciation expense related to property, plant and equipment was approximately $14.9 million, $13.8 million, and $13.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed computer software costs incurred during the application development stage. At December 31, 2007 and 2006, computers and software included capitalized computer software currently under development of $1.2 million and $1.7 million, respectively.

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

Non-compete agreements are recorded based on agreements entered into by the Company and are amortized, using the straight-line method, over their estimated useful lives ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that may warrant revised estimates of useful lives or that indicate that impairment had occurred.

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2007, 2006, and 2005, was $0.9 million, $0.8 million, and $0.9 million, respectively. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2012 and thereafter is as follows:

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets (continued)

(In thousands)
2008	1,943
2009	1,920
2010	1,589
2011	1,152
2012	1,152
Thereafter	1,671

$9,427

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Operations.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow value is less than the asset’s carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There are no long-lived asset impairments for the year ended December 31, 2007.

Derivatives

From time to time, the Company uses derivative financial instruments for the purpose of hedging interest rate exposures that exist as part of ongoing business operations. The Company’s derivative financial instruments were designated as and qualified as fair value hedges. The Company’s policy requires that the Company formally document all relationships between hedging instruments and hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. There were no derivatives in place at December 31, 2007.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental Executive Retirement Plan

Expense and liability balances associated with the Company’s Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note L for further discussion.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2007, was $182 million, as compared to the carrying value of $175 million at that date. The fair values of the Senior Notes were based on quoted market prices at December 31, 2007.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2007, 2006, and 2005 the Company incurred $1.7 million, $1.2 million, and $1.2 million, respectively, in repair and maintenance costs.

Marketing

Marketing costs, including advertising, are expensed as incurred. The Company incurred $4.6 million, $3.8 million, and $4.1 million in marketing costs during the years ended December 31, 2007, 2006, and 2005, respectively.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately $0.2 million to the

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

January 1, 2007 retained earnings balance. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance on the deferred tax assets if it is more likely than not that the assets will be realized in future years.

Stock-Based Compensation

General

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At December 31, 2007, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. Results for prior periods have not been restated. For the year ended December 31, 2007 and 2006, the Company recognized $3.3 million and $2.2 million in compensation expense, of which approximately $0.1 million and $0.1 million related to options. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or FSP FAS 123(R)-3.  In accordance with FSP FAS 123(R)-3, entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP FAS 123(R)-3.  During the fourth quarter of 2006, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool,  related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R).  Electing the alternative transition method constitutes a change in accounting principle, which requires retrospective application to prior period financial statements

The retrospective application to prior period financial statements had the effect of changing the amounts of cash flows from operations and from financing from those previously reported in our Form 10-Q filings. The changes to the amounts reported in the Forms 10-Q for the quarters ending March 31, 2006, and September 30, 2006, were not material.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The following table illustrates the effect on net income applicable to common stock and income per share if the Company had applied fair value recognition to stock-based employee compensation for all awards in the prior year periods:

2005
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$11,861
Add: restricted shares of common stock compensation expense,
net of related tax effects, included in net income (loss) as reported	686
Deduct: total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects	(3,358)

Pro forma net income applicable to common stock	$9,189

Earnings per share:
Basic - as reported	$0.55
Basic - pro forma	0.42
Diluted - as reported	0.53
Diluted - pro forma	0.41

Additionally, upon adoption the Company eliminated the balance of Unearned Compensation, on the Consolidated Balance Sheets, to Additional Paid-in-Capital.

In the prior year periods, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

2005
Expected term (years)	3.4
Volatility factor	85.1%
Risk free interest rate	4.1%
Dividend yield	0%
Fair value	$4.15

The expected term of options is an average of the contractual terms and historical data. The expected stock price volatility is based on historical data of the Company’s common stock performance. The risk-free interest rate is based on an average of the U.S. 5-year Treasury bill rate.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. The description of the Company’s reportable segments and the disclosure of segment information are presented in Note P.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) revises the accounting literature previously issued under SFAS 141, Business Combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 revises ARB 51 accounting for non-controlling interests in subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 160 will have on our financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	2007	2006	2005
(In thousands)
Cash paid during the period for:
Interest	$36,312	$43,882	$36,483
Income taxes	11,518	3,142	8,665
Non-cash financing and investing activities:
Preferred stock dividends declared and accretion	$1,665	$3,750	$5,892
Accretion of preferred stock beneficial conversion
feature -Series A	--	3,768	--
Issuance of notes in connection with acquisitions	5,755	100	485
Issuance of restricted shares of common stock	14,630	(81)	1,773

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual goodwill impairment analysis in October 2007, which did not result in an impairment. In completing the analysis, the Company determined that it had two reporting units with goodwill to be evaluated, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company’s reporting units was primarily determined based on the income approach and considered the market and cost approach.

The activity related to goodwill for the two years ended December 31, 2007 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2005	$417,596	$28,383	$445,979
Additions due to acquisitions	180	--	180
Additions due to earn-outs	212	--	212

Balance at December 31, 2006	$417,988	$28,383	$446,371
Additions due to acquisitions	2,819	10,005	12,824
Additions due to earn-outs	367	--	367

Balance at December 31, 2007	$421,174	$38,388	$459,562

NOTE E — INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

	2007	2006
(In thousands)
Raw materials	$30,482	$29,032
Work in process	32,641	27,279
Finished goods	19,105	19,492

	$82,228	$75,803

NOTE F — ACQUISITIONS

During 2007, 2006, and 2005, the Company acquired seven, two, and five orthotic and prosthetic companies and related businesses, respectively. In 2007, the Company also acquired certain assets of SureFit LLC, a manufacturer and distributor of custom footwear. The aggregate purchase price, excluding potential contingent consideration provisions, for 2007 acquisitions was $20.1 million, consisting of $14.3 million in cash, and $5.8 million in promissory notes. The aggregate purchase price, excluding potential contingent consideration provisions, for 2006 acquisitions was $0.3 million, consisting of $0.2 million in cash, $0.1 million in promissory notes, and $0.03 million in transaction costs. The aggregate purchase price, excluding potential contingent consideration provisions, for 2005 was $2.3 million, comprising of $1.5 million in cash, $0.5 million in promissory notes, and $0.3 million in transaction costs. The notes are payable over the next one to six years with interest rates ranging from 5.0% to 10.8%.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to make contingent consideration payments if cash collection targets are reached that verify the value of the target negotiated at acquisition. Contingent considerations are defined in the purchase agreement and are accrued based on the attainment of contingent consideration targets. In connection with these agreements, the Company paid $0.2 million in 2007, $0.4 million in 2006, and $0.9 million in 2005. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $6.1 million related to contingent consideration provisions in future periods.

NOTE G — LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

	2007	2006
(In thousands)
Revolving Credit Facility	$--	$--
Term Loan	226,550	228,852
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	9,342	6,772

	410,892	410,624
Less current portion	(5,691)	(5,386)

	$405,201	$405,238

NOTE G — LONG-TERM DEBT (CONTINUED)

Refinancing

On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 ¼% Senior Notes due 2014; (ii) a $230.0 million term loan facility; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which was unused at December 31, 2007. The proceeds from these instruments were used to retire (i) $200.0 million of 10 3/8% Senior Notes; (ii) $15.6 million of 11 ¼% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and a $6.1 million write-off of debt issuance costs, offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio; (ii) maximum total leverage ratio; and (iii) maximum annual capital expenditures. At December 31, 2007, the Company was in compliance with these covenants. As of December 31, 2007, the Company has not made draws on the Revolving Credit Facility and has $72.0 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.0 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments commencing September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, of LIBOR plus 2.50% or a Base Rate (as defined in the credit agreement) plus 1.50%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. The Company secured, effective March 13, 2007, certain amendments to its existing Senior Secured Credit Facility that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan to 2.25%. At December 31, 2007, the interest rate on the Term Loan was 7.09%.

NOTE G — LONG-TERM DEBT (CONTINUED)

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

Maturities of long-term debt at December 31, 2007 are as follows:

(In thousands)
2008	$5,691
2009	4,217
2010	3,697
2011	3,673
2012	3,564
Thereafter	390,050

$410,892

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

IN, Inc., is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of December 31, 2007, IN, Inc. had outstanding purchase commitments of approximately $0.6 million.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.6 million and $0.6 million of net sales during 2007 and 2006, respectively, or less than 0.1% of the Company’s net sales, for each year.

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

The Series A Preferred can be redeemed for cash, at the option of the holder, upon the occurrence of a “Fundamental Transaction”, as defined in the Certificate of Designations. These events or transactions include (i) acquisition of more than thirty-five percent of voting equity interest of the Company by a legal entity or group; (ii) replacement of more than one-half of the members of the board of directors with members that are not approved by the persons who were directors on May 25, 2006; (iii) a merger or consolidation of the Company or any subsidiary or a sale of all or substantially all of the assets of the Company in one or a series of related transactions, unless following such transaction or series of transactions, the holders of the Company’s securities prior to the first such transaction continue to hold at least half of the voting rights or voting equity interests of the surviving entity or acquirer of such assets; (iv) a recapitalization, reorganization or other transaction involving the Company or any significant subsidiary that constitutes or results in a transfer of more than one-half of the voting rights or voting equity interests in the Company; (v) consummation of a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934 with respect to the Company; (vi) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property; (vii) the Company effects any reclassification of its common stock or any compulsory share exchange pursuant to which its common stock is effectively converted into or exchanged for other securities, cash or property; or (viii) the execution by the Company of an agreement directly or indirectly providing for any of the foregoing events. The redemption price per share of Series A Preferred in the event a holder elects redemption following the occurrence of a Fundamental Event, is equal to the stated value per share, plus accrued but unpaid dividends as of the date of the Fundamental Transaction.

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

	2007	2006	2005
(In thousands, except share and per share data)
Net income	$19,267	$3,434	$17,753
Less preferred stock dividends declared and accretion-7%
Redeemable Preferred Stock (1)	--	2,751	5,892
Less preferred stock dividends declared-Series A Convertible
Preferred Stock (1)	1,665	999	--
Accretion of beneficial conversion feature	--	3,768	--

Net income (loss) applicable to common stock	$17,602	$(4,084)	$11,861

Shares of common stock outstanding used to compute basic
per common share amounts	22,475,513	21,981,026	21,694,807
Effect of dilutive restricted stock and options	1,167,751	--	--
Effect of dilutive convertible preferrred stock	6,613,757	--	537,646

Shares used to compute diluted per common share amounts (2)	30,257,021	21,981,026	22,232,453

Basic income (loss) per share applicable to common stock	$0.78	$(0.19)	$0.55
Diluted income (loss) per share applicable to common stock	0.64	(0.19)	0.53

(1) For 2006 and 2005, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive. (2) For 2007, 2006 and 2005, options to purchase 1,059,565, 1,681,565 and 1,694,565 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock during the year.

NOTE K — INCOME TAXES

As discussed in Note B, we adopted FIN 48 as of January 1, 2007. As of the adoption date, the Company had tax effected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months we may recognize gross tax effected unrecognized tax benefits of up to $1.5 million, of which $0.2 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In thousands)
Balance as of January 1, 2007	5,861
Additions for tax positions for the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--
Settlements	(112)
Reduction for lapse of applicable statue of limitations	--

Balance as of December 31, 2007	$5,749

NOTE K - INCOME TAXES (CONTINUED)

As of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of December 31, 2007 was $1.0 million, including $0.2 million in the current income tax provision for the twelve month period ended December 31, 2007.

The Company is subject to income tax in U.S. federal, state and local jurisdictions and is subject to examination by federal, state, and local authorities. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002. The Company established a $1.3 million reserve for taxes at December 31, 2006 under pre-FIN 48 principles, which was included in income taxes payable.

The provision for income taxes is as follows:

	2007	2006	2005
(In thousands)
Current:
Federal	$10,371	$2,294	$8,076
State	2,131	2,123	124

	12,502	4,417	8,200

Deferred:
Federal and State	(776)	(1,008)	(1,818)

Provision for income taxes	$11,726	$3,409	$6,382

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from:
State income taxes (net of federal effect)	2.6	5.3	4.7
Nondeductible expenses (i.e. M&E)	(0.6)	5.2	--
Expired state net operating losses	1.5	--	--
Adjustments to state valuation allowance	2.4	(8.9)	(13.	8)
Reduction in reserves	--	(2.5)	--
FAS 123R tax shortfall	--	1.3	--
Adjustment of prior year’s taxes	(3.2)	12.1	--
Change in FIN 48 liability	0.1	--	--
Other, net	--	2.3	0.5

Provision for income taxes	37.8%	49.8%	26.4%

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

NOTE K — INCOME TAXES (CONTINUED)

The Company has accumulated state net operating losses as of December 31, 2007 totaling $237.3 million; the Company anticipates utilizing $47.7 million in years 2008 through 2027. The state operating loss carryforwards without a valuation allowance expire in varying amounts between years 2008 and 2027. The following table summarizes the state net operating loss activity for the years ended December 31:

	2007	2006
(In thousands)
State net operating losses, at beginning of year	$259,271	$176,927
Net operating losses generated	11,821	86,729

Total net operating losses available	271,092	263,656
Expired net operating losses	(6,866)	--
Net operating losses utilized	(26,943)	(4,385)

State net operating losses, at end of year	$237,283	$259,271

The following table summarizes the activity in state net operating losses, for which valuation allowances have been established, for the years ended December 31:

	2007	2006
(In thousands)
Beginning of year	$186,775	$125,386
Net operating loss utilized	(1,329)	--
Valuation allowance increase (reduction)	4,177	61,389

End of year	$189,623	$186,775

In addition to valuation allowances reported for net operating losses, there were $0.7 million of valuation allowances reported for other state net deferred tax assets as of December 31, 2007.

NOTE K — INCOME TAXES (CONTINUED)

The Company’s management believes that it is more likely than not that deferred tax assets will be realized. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
(In thousands)
Deferred tax liabilities:
Goodwill amortization	$36,132	$34,917
Patent amortization	657	1,041
Other	97	(486)

	36,886	35,472

Deferred tax assets:
State net operating loss	12,255	18,667
Accrued expenses	4,534	3,295
Property, plant and equipment	834	(2,907)
Deferred benefit plan compensation	3,351	2,415
Accrued vacation	871	621
Provision for bad debt allowance	1,488	1,545
Inventory capitalization and reserves	1,517	1,684
Restricted stock	846	821

	25,696	26,141

Valuation allowance on NOL	(10,813)	(13,448)

	14,883	12,693

Net deferred tax liabilities	$(22,003)	$(22,779)

The Company records a valuation allowance when it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate jurisdictions. The Company has reported a valuation allowance for state operating loss carryforwards and other state net deferred tax assets for certain subsidiaries.

NOTE L — EMPLOYEE BENEFITS

Savings Plan

The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. During 2007, the Company recorded contributions of $2.5 million. The Company recorded $2.2 million of contributions under this plan during 2006 and 2005.

Deferred Compensation

In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia (“JEH”) in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time

NOTE L — EMPLOYEE BENEFITS (CONTINUED)

Deferred Compensation (continued)

the contract is entered into to the time the participant retires. Participation was determined by JEH’s Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.3 million at December 31, 2007 and 2006.

Supplemental Executive Retirement Plan

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2007; and have utilized the actuarial calculation as a basis for our benefit obligation liability. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

The Company uses a December 31 measurement date for the Plan. The Plan’s net benefit cost is as follows:

(In thousands)
Net benefit cost at December 31, 2005	$3,624
Service cost	2,020
Interest cost	207

Net benefit cost at December 31, 2006	$5,851
Service cost	2,082
Interest cost	336

Net benefit cost at December 31, 2007	$8,269

The status of the Plan at December 31 is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2005	$3,624
Service cost	2,020
Interest cost	207

Benefit obligation at December 31, 2006	$5,851
Service cost	2,082
Interest cost	336

Benefit obligation at December 31, 2007	$8,269

Unfunded status	$8,247
Unamortized net (gain) loss	22

Net amount recognized	$8,269

Amounts Recognized in the Consolidated Balance Sheet
Non-Current Accrued liabilities	$8,269

NOTE L — EMPLOYEE BENEFITS (CONTINUED)

Supplemental Executive Retirement Plan (continued)

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2007	2006
Discount rate	6.25%	5.75%
Average rate of increase in compensation	3.00%	3.00%

The discount rate at December 31, 2007 of 6.25% represents a 50 basis point increase from the 5.75% discount rate used at December 31, 2006. The updated rate was actuarially determined and represents an average of benefit liability indices.

At December 31, 2007, the estimated accumulated benefit obligation is $8.3 million. Future payments under the Plan are as follows:

(In thousands)
2008	--
2009	--
2010	--
2011	1,032
2012	1,205
Thereafter	7,343

$9,580

NOTE M — STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. During May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan. The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long-term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation

NOTE M — STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives.  These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees.  However, the quantity of restricted shares to be released under this grant is dependent on the diluted EPS for the twelve month period from the third quarter 2007 through the second quarter of 2008.  Note that the agreements which include these performance-based awards are expected to be renewed annually, at such time a new target performance period will be established. During 2007, options for 4,000 shares were cancelled under the 2002 Stock Incentive and Bonus Plan. During 2006, no options were cancelled under the 2002 Stock Incentive Plan. During 2005, 102,167 options were cancelled under the 2002 Stock Incentive Plan. At December 31, 2007, 1,422,669 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restrictedshares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director. The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year. The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year. The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan. There were no Director Plan option cancellations during 2006 and 2007. During 2005, options for 15,535 shares were cancelled under the 2003 Directors’ Plan. At December 31, 2007, 208,365 shares of common stock, were available for issuance.

NOTE M — STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the year ended December 31, 2007 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	161,250	$13.90	9,725	$16.10
Granted	310,000	6.33	29,571	5.18
Vested	(47,375)	13.89	(9,725)	16.10
Forfeited	(35,875)	9.55	(1,000)	5.09

Nonvested at December 31, 2005	388,000	$8.28	28,571	$5.18
Granted	742,250	7.96	92,012	7.53
Vested	(117,500)	9.32	(28,571)	5.18
Forfeited	(19,375)	7.86	(12,877)	7.54

Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52
Granted	814,000	9.51	70,200	11.38
Vested	(295,188)	8.48	(26,379)	7.52
Forfeited	(41,500)	8.27	--	--

Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73

During the years ended December 31, 2007 and 2006, 321,567 and 146,071 restricted shares of common stock with an intrinsic value of $2.7 million and $1.2 million, respectively, became fully vested. As of December 31, 2007 and 2006, total unrecognized compensation cost related to restricted shares of common stock was approximately $11.8 million and $6.9 million and the related weighted-average period over which it is expected to be recognized is approximately 3 years. The aggregate granted shares have vesting dates through August 2011. The 2007 and 2006 grants were $8.5 million and $6.6 million at the date of grant which is amortized to expense ratably over the vesting period of each group of granted shares.

NOTE M — STOCK-BASED COMPENSATION (CONTINUED)

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,826,467	$10.13	203,036	$10.28	461,000	$6.34
Granted	100,000	8.08	45,910	5.16	--	--
Terminated	(217,818)	12.53	(25,535)	12.06	(55,000)	9.20
Exercised	(132,599)	2.49	(25,000)	2.62	--	--

Outstanding at December 31, 2005	2,576,050	$10.25	198,411	$9.83	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(35,791)	8.41	--	--	--	--
Exercised	(151,276)	3.55	(10,000)	5.88	--	--

Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(514,250)	14.31	--	--	--	--
Exercised	(364,084)	3.91	(35,298)	5.68	--	--

Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95

Aggregate intrinsic value at December 31, 2007	$16,769,299		$1,691,179		$2,415,000
Weighted average remaining contractual term (years)	3.2		4.8		2.3

The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1.6 million and $0.6 million, respectively. Options exercisable under the Company’s share-based compensation plans at December 31, 2007 and 2006 were 2.1 million and 2.9 million shares, respectively, with a weighted average exercise price of $13.67 and $13.42, an average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $20.8 million and $29.6 million as of December 31, 2007 and 2006. Cash received by the Company related to the exercise of options during the years ended December 31, 2007 and 2006 amounted to $1.0 million and $0.3 million. As of December 31, 2007 and 2006, total unrecognized compensation cost related to stock option awards was approximately $0.1 million for each year and the related weighted-average period over which it is expected to be recognized is approximately 3.1 and 3.2 years, respectively.

NOTE M — STOCK-BASED COMPENSATION (CONTINUED)

Options(Continued)

The summary of the options exercisable is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2007	1,510,649	139,475	406,000
2006	2,388,983	152,181	406,000
2005	2,576,050	127,295	406,000

Information concerning outstanding and exercisable options as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average		Number of	Weighted
Range of Exercise Prices	Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Average Exercise Price
$ 1.64 to $ 1.65	353,838	1.5	$ 1.64	353,838	$ 1.64
4.63 to 6.02	556,359	2.2	5.64	542,721	5.65
8.08 to 12.10	124,605	6.7	8.72	124,605	8.72
12.96 to 18.63	929,960	4.1	14.76	929,960	14.76
22.13 to 22.50	105,000	0.9	22.31	105,000	22.31

	2,069,762	3.1	$ 10.09	2,056,124	$ 10.12

NOTE N — LEASES

Operating Leases

The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. The Company recognizes rent expense on a straight-line basis for leases with escalation clauses. Certain of these leases also contain renewal options. Rent expense was approximately $33.1 million, $31.3 million, and $30.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Sublease rental income of $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively, was netted against rent expense. The Company estimates it will receive approximately $0.7 million of sublease rent income in the future.

NOTE N – LEASES (CONTINUED)

Operating Leases(continued)

Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2007 are as follows:

(In thousands)
2008	30,124
2009	23,602
2010	15,961
2011	10,817
2012	6,036
Thereafter	3,746

$90,286

NOTE O — RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company’s outside general counsel. The Company’s Chairman and Chief Executive Officer is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $3.7 million, $3.4 million, and $2.4 million for the years ended 2007, 2006, and 2005, respectively, which amounted to less than two-thirds of one percent of that firm’s annual revenues for each such year. At December 31, 2007 and 2006, the Company had $0.0 and $0.3 million payable to Foley & Lardner LLP, respectively.

NOTE P – SEGMENT AND RELATED INFORMATION

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

NOTE P – SEGMENT AND RELATED INFORMATION (CONTINUED)

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

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
2007
Net sales
Customers	$571,676	$64,440	$1,234	$--	$637,350
Intersegments	--	124,757	783	(125,540)	--
Depreciation and amortization	12,138	490	3,248	--	15,876
Income from operations	97,404	19,235	(50,593)	1,934	67,980
Interest (income) expense	(6,526)	7,001	36,512	--	36,987
Income (loss) before taxes and extraordinary	103,930	12,234	(87,105)	1,934	30,993
Total assets	729,904	75,087	(45,308)	--	759,683
Capital expenditures	10,972	918	8,239	--	20,129
2006
Net sales
Customers	$543,166	$55,394	$206	$--	$598,766
Intersegments	--	111,530	4,852	(116,382)	--
Depreciation and amortization	12,180	315	2,175	--	14,670
Income from operations	86,802	17,724	(38,775)	(3,312)	62,439
Interest (income) expense	(6,363)	6,919	38,087	--	38,643
Income before taxes and extraordinary items	93,165	10,805	(93,815)	(3,312)	6,843
Total assets	587,879	89,780	41,463	--	719,122
Capital expenditures	7,387	337	5,103	--	12,827
2005
Net sales
Customers	$532,831	$45,410	--	$--	$578,241
Intersegments	--	79,152	--	(79,152)	--
Depreciation and amortization	11,835	292	1,793	--	13,920
Income from operations	81,483	15,675	(35,882)	--	61,276
Interest (income) expense	(6,226)	6,930	36,437	--	37,141
Income before taxes and extraordinary items	87,709	8,746	(72,320)	--	24,135
Total assets	568,414	76,876	59,177	--	704,467
Capital expenditures	7,867	168	724	--	8,759

The Company’s foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2007, 2006, or 2005.

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2007	Allowance for doubtful accounts	$ 3,369	$ 15,774	$ 15,178	$ 3,965
	Inventory reserves	123	94	52	165
2006	Allowance for doubtful accounts	$ 4,582	$ 16,174	$ 17,387	$ 3,369
	Inventory reserves	188	144	209	123
2005	Allowance for doubtful accounts	$ 5,252	$ 19,887	$ 20,557	$ 4,582
	Inventory reserves	229	146	187	188

Year	Classification	Balance at beginning of year	Generated	Utilized/Released	Expired	Balance at end of year
(In thousands)
2007	Net Operating Loss	$ 18,668	$ 632	$ 1,188	$ 5,857	$ 12,255
	Valuation Allowance	13,448	956	3,591	--	10,813
2006	Net Operating Loss	$ 11,940	$ 7,044	$ 316	$ --	$ 18,668
	Valuation Allowance	8,618	4,830	--	--	13,448
2005	Net Operating Loss	$ 13,245	$ --	$ 1,305	$ --	$ 11,940
	Valuation Allowance	13,245	--	4,627	--	8,618

S-1