Form 10-Q
period 2008-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2008-05-07
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(301) 986-0701

Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer |_|	Accelerated filer |X|
Non-accelerated filer |_|	Smaller reporting company |_|

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

        As of April 30, 2008, 22,955,518 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Unaudited Consolidated Balance Sheets - March 31, 2008 and
December 31, 2007	1
Unaudited Consolidated Statements of Operations for the
Three Months ended March 31, 2008 and 2007	3
Unaudited Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2008 and 2007	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41
Part II. OTHER INFORMATION
Item 1A. Risk Factors	41
Item 6. Exhibits	43
SIGNATURES	44
Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,947	$26,938
Short-term investments	6,966	7,500
Accounts receivable, less allowance for doubtful accounts
of $3,790 and $3,965 in 2008 and 2007, respectively	93,000	99,117
Inventories	83,690	82,228
Prepaid expenses, other assets and income taxes receivable	13,956	10,747
Deferred income taxes	8,800	8,571

Total current assets	219,359	235,101

PROPERTY, PLANT AND EQUIPMENT
Land	949	975
Buildings	4,881	4,881
Furniture and fixtures	12,877	12,747
Machinery and equipment	31,675	31,093
Leasehold improvements	42,743	41,520
Computer and software	57,353	56,231

Total property, plant and equipment, gross	150,478	147,447
Less accumulated depreciation	104,036	100,133

Total property, plant and equipment, net	46,442	47,314

INTANGIBLE ASSETS
Excess cost over net assets acquired	463,055	459,562
Patents and other intangible assets, net	4,372	4,599

Total intangible assets, net	467,427	464,161

OTHER ASSETS
Debt issuance costs, net	8,849	9,304
Other assets	1,988	3,803

Total other assets	10,837	13,107

TOTAL ASSETS	$744,065	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,514	$5,691
Accounts payable	14,406	17,257
Accrued expenses	10,674	11,316
Accrued interest payable	6,435	1,937
Accrued compensation related costs	12,169	33,106

Total current liabilities	49,198	69,307

LONG-TERM LIABILITIES
Long-term debt, less current portion	404,685	405,201
Deferred income taxes	30,478	30,574
Other liabilities	17,543	16,409

Total liabilities	501,904	521,491

COMMITMENTS AND CONTINGENCIES (Note H)
CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000
per share, 50,000 shares authorized, issued and outstanding	47,654	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized,
24,490,214 shares and 24,432,518 shares issued and
outstanding in 2008 and 2007, respectively	245	244
Additional paid-in capital	163,309	161,955
Accumulated other comprehensive income	(534)	--
Retained earnings	32,143	28,995

	195,163	191,194
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders’ equity	194,507	190,538

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY	$744,065	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	2008	2007
Net sales	$157,656	$143,850
Cost of goods sold (exclusive of depreciation and amortization)	79,069	72,549
Selling, general and administrative	60,207	55,157
Depreciation and amortization	4,181	3,748

Income from operations	14,199	12,396
Interest expense	8,258	9,340

Income before taxes	5,941	3,056
Provision for income taxes	2,376	1,272

Net income	3,565	1,784
Preferred stock dividend-Series A Convertible Preferred Stock	416	416

Net income applicable to common stock	$3,149	$1,368

Basic Per Common Share Data
Net income applicable to common stock	$0.14	$0.06

Shares used to compute basic per common share amounts	22,880,973	22,191,920

Diluted Per Common Share Data
Net income applicable to common stock	$0.12	$0.06

Shares used to compute diluted per common share amounts	30,661,996	23,368,871

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars in thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$3,565	$1,784
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of assets	21	(81)
Provision for bad debt	3,589	4,061
Provision for deferred income taxes	(208)	698
Depreciation and amortization	4,181	3,748
Amortization of debt issuance costs	455	447
Compensation expense on stock options and restricted stock	1,057	695
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	3,101	2,031
Inventories	(1,282)	437
Prepaid expenses, other current assets, and income taxes receivable	(3,210)	(6,205)
Other assets	(60)	8
Accounts payable	(2,698)	(1,539)
Accrued expenses, accrued interest payable, and income taxes payable	3,835	2,026
Accrued compensation related costs	(20,937)	(9,611)
Other liabilities	1,133	3,656

Net cash provided by (used in) operating activities	(7,458)	2,155

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(3,090)	(4,125)
Acquisitions and contingent purchase price (net of cash acquired)	(1,920)	(498)
Proceeds from sale of property, plant and equipment	5	158

Net cash used in investing activities	(5,005)	(4,465)

Cash flows from financing activities:
Repayment of term loan	(575)	(577)
Scheduled repayment of long-term debt	(718)	(719)
Financing costs	--	(238)
Proceeds from issuance of Common Stock	181	575
Preferred stock dividends paid	(416)	(416)

Net cash used in financing activities	(1,528)	(1,375)

Decrease in cash and cash equivalents	(13,991)	(3,685)
Cash and cash equivalents, at beginning of period	26,938	23,139

Cash and cash equivalents, at end of period	$12,947	$19,454

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the Company with the SEC.

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

Short Term Investments

We account for our short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Our investments are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less, and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements. At March 31, 2008, our short-term investments consist of two auction rate securities (“ARS”) with a credit rating of either AA or AAA. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can sell or continue to hold the securities at par. As of March 31, 2008, both investments failed at auction due to sell orders exceeding buy orders. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures. The Company’s ARS are reported at fair value.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short Term Investments (continued)

The Company believes there has been no marked deterioration in the credit risk of the underlying securities in our auction rate portfolio. However, given the deterioration in liquidity of the auction rate market during the first quarter, we recorded an unrealized loss on our securities in the amount of $0.5 million to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. That estimated decline in fair value was calculated based upon a projected cash flow of the underlying securities, which is not necessarily indicative of the actual proceeds that could be received from sale of the securities on March 31, 2008.  Despite the unrealized loss recorded at March 31, 2008 as a component of comprehensive income, we anticipate that we will be able to convert these investments to cash at full par value within the next 12 months.  Further, the current illiquidity of these investments is not expected to impact our operating and capital expenditure needs.

Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.

As of March 31, 2008, the Company’s only assets required to be measured at fair value on a recurring basis are the Company’s ARS. The fair values of our ARSs were estimated through discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs. The auctions for all of the ARSs then held by us were unsuccessful as of March 31, 2008, resulting in our continuing to hold them beyond their typical auction reset dates and causing the level of inputs used to determine their fair values to be unobservable (level 3 inputs). As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, we recorded an unrealized loss on our ARSs of $0.5 million, which is reflected in accumulated other comprehensive income in our consolidated balance sheet.

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Inventories

Inventories, which consist principally of raw materials, work-in-process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as sales mix and purchasing trends, among other factors, affecting cost of goods sold during the current reporting periods. Cost of goods sold during the period is adjusted when the annual physical inventory is taken. We treat these adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold.

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

NOTE B – SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Property, Plant and Equipment (continued)

We capitalize internally developed computer software costs incurred during the application development stage in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for non-employee members of the Board of Directors. At March 31, 2008, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors ranging from one to four years.

The Company follows the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. The Company recognized $1.1 million and $0.7 million in compensation expense for the three months periods ended March 31, 2008 and 2007, respectively, which primarily relates to restricted share grants. The amount of expense related to options is de minimus in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the share based awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $1.5 million, of which $0.2 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of March 31, 2008 was $1.0 million, including less than $0.1 million in the current income tax provision for the three month period ended March 31, 2008. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to enhance the current disclosure framework in Statement 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that adopting SFAS No.161 will have on our financial statements.

NOTE C — SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash paid during the period for:
Interest	$3,663	$4,837
Income taxes	1,911	1,709
Non-cash financing and investing activities:
Unrealized loss on auction rate securities	534	--
Issuance of notes in connection with acquistions	600	180
Issuance (cancellation) of restricted shares of common stock	94	(9)

NOTE D – ACQUISITIONS

During the three month period ended March 31, 2008 the Company acquired six patient care centers for an aggregate purchase price of $2.4 million, consisting of $1.2 million in cash, $1.0 million in promissory notes, and a $0.2 million holdback. The Company acquired the assets of a footwear company during the three month period ended March 31, 2007, for which it paid an aggregate purchase price of $0.5 million, $0.3 million in cash and a $0.2 million promissory note.

The Company accounts for its acquisitions using the purchase method of accounting. In conjunction with the acquisitions completed during the three months ended March 31, 2008, the Company recorded approximately $1.8 million of goodwill. The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition. Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to pay contingent considerations if cash collection targets are reached that verify the value of the target negotiated at acquisition. Contingent considerations are defined in the purchase agreement and are accrued based on attainment of these targets. In connection with these agreements, the Company made payments of $0.3 million and $0.2 million during the three month periods ended March 31, 2008 and 2007, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to a total of $6.2 million related to contingent consideration provisions in future periods.

NOTE E — GOODWILL

The Company determined that it has two reporting units with goodwill, which are the same as its reportable segments: (i) patient-care centers and (ii) distribution. The Company completes its annual goodwill impairment analysis in October. The fair value of the Company’s reporting units are primarily determined based on the income approach and considers the market and cost approach.

The activity related to goodwill for the three month period ended March 31, 2008 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2007	$421,174	$38,388	$459,562
Additions due to acquisitions	3,493		3,493

Balance at March 31, 2008	$424,667	$38,388	$463,055

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

(In thousands)	March 31, 2008	December 31, 2007
Raw materials	$30,431	$30,482
Work-in-process	35,491	32,641
Finished goods	17,768	19,105

	$83,690	$82,228

NOTE G – LONG TERM DEBT

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
(In thousands)
Term Loan	$225,975	$226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	9,224	9,342

	410,199	410,892
Less current portion	(5,514)	(5,691)

	$404,685	$405,201

NOTE G – LONG TERM DEBT (CONTINUED)

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of March 31, 2008, the Company has not made draws on the Revolving Credit Facility and has $71.7 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.3 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.50%. At March 31, 2008, the interest rate on the Term Loan was 4.68%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

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

NOTE G – LONG TERM DEBT (CONTINUED)

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2008, the Company is in compliance with all covenants under these debt agreements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of March 31, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.6 million.

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

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements. The West Hempstead facility generated $0.1 million and $0.1 million of net sales during the three months ending March 31, 2008 and 2007, respectively, or less than 0.1% of the Company’s net sales, for each quarter.

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

NOTE I — PREFERRED STOCK

In May 2006, the Company issued 50,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share. The Series A Preferred provides for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. The Company may elect to defer the payment of dividends. The Series A Preferred may be converted into common shares at $7.56 per share at the option of the holders after a required holding period of 61 days which has since passed or at the option of the Company upon satisfaction of certain conditions. In addition, the initial holders of the Series A Preferred are entitled to have representation on the board of directors of the Company and are entitled to vote on all matters on which the holders of the Company’s common stock are entitled to vote.

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

NOTE I — PREFERRED STOCK (CONTINUED)

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

NOTE J – NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2008	2007
Net income	$3,565	$1,784
Preferred stock dividends -Series A Convertible Preferred Stock (1)	416	416

Net income applicable to common stock	$3,149	$1,368

Shares of common stock outstanding used to compute basic
per common share amounts	22,880,973	22,191,920
Effect of dilutive restricted stock and options	1,167,266	1,176,951
Effect of dilutive convertible preferred stock	6,613,757	--

Shares used to compute dilutive per common share amounts (1)(2)	30,661,996	23,368,871

Basic income per share applicable to common stock	$0.14	$0.06
Diluted income per share applicable to common stock	0.12	0.06

(1) For the three month period ended March 31, 2007, excludes the effect of the conversion of Preferred Stock as it is considered anti-dilutive.

(2) For the three months ended March 31, 2008 and March 31, 2007, options to purchase 1,042,665 and 1,555,815 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2008:

Discount rate	6.25%
Average rate of increase in compensation	3.00%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)
Net benefit cost accrued at December 31, 2007	$8,269
Service cost	555
Interest cost	130

Net benefit cost accrued at March 31, 2008	$8,954

NOTE L — STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant. During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. During May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan. The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives.  These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees.  However, the quantity of restricted shares to be released under this grant is dependent on the diluted EPS for the twelve month period July 1, 2007 through June 30, 2008.  Note that the agreements which include these performance-based awards are expected to be renewed annually, at which time a new target performance period will be established.

During the three months ended March 31, 2008, no options and 750 restricted shares were cancelled under the 2002 Stock Incentive and Bonus Plan. At March 31, 2008, 1,413,419 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”). The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director. The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year. The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year. The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan. During the three months ended March 31, 2008, no restricted shares or options were cancelled under the 2003 Directors’ Plan. At March 31, 2008, 208,365 shares of common stock were available for issuance.

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the three months ended March 31, 2008 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73
Granted	10,000	10.63	--	--
Vested	(63,000)	6.61	--	--
Forfeited	(750)	9.51	--	--

Nonvested at March 31, 2008	1,416,937	$8.78	122,956	$9.73

During the three month period ended March 31, 2008, 63,000 restricted shares of common stock, with an intrinsic value of $0.4 million became fully vested. As of March 31, 2008, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $10.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years. The aggregate granted shares have vesting dates through January 2012.

NOTE L — STOCK-BASED COMPENSATION (CONTINUED)

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95
Granted	--	--	--	--	--	--
Terminated	(86,564)	7.00	--	--	--	--
Exercised	(72,280)	3.03	--	--	--	--

Outstanding at March 31, 2008	1,351,805	$11.79	153,113	$11.04	406,000	$5.95

Aggregate intrinsic value at March 31, 2008	$15,944,187		$1,691,179		$2,415,000
Weighted average remaining contractual term (years)	3.3		4.5		2.0

The intrinsic value of options exercised during the three months ended March 31, 2008 was $0.2 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2008 were 1.9 million shares with a weighted average exercise price of $13.88, an average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $20.0 million. Cash received by the Company related to the exercise of options during the three months ended March 31, 2008 amounted to $52,000. As of March 31, 2008, total unrecognized compensation cost related to stock option awards was approximately $3,700, all of which will be recorded as of the quarter ending September 30, 2008.

Information concerning outstanding and exercisable options as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average		Number of	Wt Avg	Weighted
Range of Exercise Prices	Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Remaining Life (Years)	Average Exercise Price
$1.64 to $1.65	315,141	1.2	$1.64	315,141	1.2	$1.64
4.63 to 6.02	453,112	2.4	5.87	439,474	2.3	5.89
8.08 to 12.10	124,605	6.4	8.72	124,605	6.4	8.72
12.96 to 18.63	913,060	3.9	14.73	913,060	3.9	14.73
22.13 to 22.50	105,000	0.7	22.31	105,000	0.7	22.31

	1,910,918	3.1	$10.49	1,897,280	3.1	$10.53

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

NOTE M – SEGMENT AND RELATED INFORMATION (CONTINUED)

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

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
Three Months Ended March 31, 2008
Net sales
Customers	$137,764	$18,940	952	$--	$157,656
Intersegments	--	31,599	1,629	(33,228)	--
Depreciation and amortization	3,003	174	1,004	--	4,181
Income from operations	19,422	5,222	(10,464)	19	14,199
Interest expense	(1,632)	1,778	8,112	--	8,258
Income before taxes	21,054	3,444	(18,576)	19	5,941
Total assets	681,316	78,737	(15,988)	--	744,065
Capital expenditures	2,089	158	843	--	3,090
Three Months Ended March 31, 2007
Net sales
Customers	$130,609	$13,047	$194	$--	$143,850
Intersegments	--	28,840	426	(29,266)	--
Depreciation and amortization	3,004	82	662	--	3,748
Income from operations	19,153	3,619	(10,712)	336	12,396
Interest expense	(1,628)	1,733	9,235	--	9,340
Income before taxes	20,781	1,886	(19,947)	336	3,056
Total assets	613,239	92,179	9,116	--	714,534
Capital expenditures	1,777	127	2,221	--	4,125

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

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 25% of the estimated $2.5 billion O&P patient-care market, in the United States. At March 31, 2008, we operated 653 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create new products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three month period ended March 31, 2008, our net sales were $157.7 million and we recorded net income of $3.6 million. For the three month period ended March 31, 2007, our net sales were $143.8 million and we recorded net income of $1.8 million.

We conduct our operations primarily in two reportable segments – patient-care centers and distribution. For the three months ended March 31, 2008, net sales attributable to our patient-care services segment and distribution segment were $137.8 million and $18.9 million, respectively. See Note M to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Services

As of March 31, 2008, we provided O&P patient care services through 653 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely manage each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Product Development

In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. advances the design and manufacturing and regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s. first product, the WalkAide System (“WalkAide”), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. In addition, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society. In the spirit of the 15th century artist and visionary Leonardo da Vinci, the da Vinci Awards honor outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. Although not currently covered by Medicare, the WalkAide is sold in the United States through the Company’s patient care centers and SPS. IN, Inc is also marketing the WalkAide internationally through licensed distributors. In July 2007, IN, Inc announced an agreement granting Teijin Pharma Limited exclusive rights to develop and commercialize the WalkAide in Japan.

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

Competitive Strengths

The combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•	Leading market position, with an approximate 25% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

•	National scale of operations, which has better enabled us to:

-	establish our brand name and generate economies of scale;

-	implement best practices throughout the Company;

-	utilize shared fabrication facilities;

-	contract with national and regional managed care entities;

-	identify, test and deploy emerging technology; and

-	increase our influence on, and input into, regulatory trends;

•	Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

-	negotiate greater purchasing discounts from manufacturers and freight providers;

-	reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

-	quickly access prefabricated and finished O&P products;

-	promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

-	engage in co-marketing and O&P product development programs with suppliers; and

-	expand the non-Hanger client base of our distribution segment;

•	Development of leading-edge technology to be brought to market through our patient practices and licensed distributors worldwide;

•	Full O&P product offering, with a balanced mix between orthotics services and products and prosthetics services and products;

•	Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourage cooperation among our practitioners within the same local market area;

•	Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•	History of successful integration of small and medium-sized O&P business acquisitions, including 65 O&P businesses since 1997, representing over 168 patient-care centers;

•	Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut; and

•	Experienced and committed management team.

•	Successful Government Relations efforts including:

-	Supported our patients’ efforts to pass “The Prosthetic Parity Act” in 10 states.

-	Increased Medicaid reimbursement levels in several states.

-	Creation of the Hanger Orthopedic PAC (The Hanger PAC).

Business Strategy

Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator. The key elements of our strategy to achieve this goal are to:

•	Improve our performance by:

-	developing and deploying new processes to improve the productivity of our practitioners;

-	continuing periodic patient evaluations to gauge patients’ device and service satisfaction;

-	improving the utilization and efficiency of administrative and corporate support services;

-	enhancing margins through continued consolidation of vendors and product offering; and

-	leveraging our market share to increase sales and enter into more competitive payor contracts;

•	Increase our market share and net sales by:

-	continued marketing of Linkia to regional and national providers and contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to monitor quality and outcomes as well as reducing administrative expenses;

-	increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology;

-	expanding the breadth of products being offered out of our patient-care centers; and

-	increasing the number of practitioners through our residency program;

•	Develop businesses that provide services and products to the broader rehabilitation and post-surgical healthcare areas;

•	Continue to create, license or patent and market devices based on new cutting edge technology. We anticipate bringing new technology to the market through our IN, Inc. product line;

•	Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

•	Provide our practitioners with:

-	the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

-	career development and increased compensation opportunities;

-	a wide array of O&P products from which to choose;

-	administrative and corporate support services that enable them to focus their time on providing superior patient care; and

-	selective application of new technology to improve patient care.

•	Lobby government officials at both the state and federal level on issues important to Hanger, our patients, and the O&P industry.

Results

Net sales for the three months ended March 31, 2008 increased by $13.8 million, or 9.6%, to $157.7 million from $143.9 million in the prior year’s first quarter. The sales increase was principally the result of a $5.5 million, or 4.2%, increase in same-center sales in our patient care business, a $3.4 million, or 25.7%, increase in external sales of our distribution segment, and $4.9 million associated with acquisitions. Income from operations increased by $1.8 million for the three months ended March 31, 2008, to $14.2 million, or 9.0% of net sales, from $12.4 million, or 8.6% of net sales, in the same period in 2007. Income from operations increased due principally to the increase in sales volume and improvement in costs of goods sold. Net income applicable to common stock for the three months ended March 31, 2008 increased $1.7 million to $3.1 million, compared to income of $1.4 million in the same period of the prior year. The current period benefited from improved income from operations and lower interest costs.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements as presented elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

March 31, 2008
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$37,956	$8,213	$6,733	$52,902
Private pay	3,767	1,158	1,382	6,307
Medicaid	9,355	1,996	2,082	13,433
Medicare	19,207	2,004	1,638	22,849
VA	1,076	179	44	1,299

	$71,361	$13,550	$11,879	$96,790

December 31, 2007
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$41,806	$9,561	$6,836	$58,203
Private pay	3,124	1,326	1,266	$5,716
Medicaid	8,506	2,320	2,084	$12,910
Medicare	20,557	2,622	1,603	$24,782
VA	1,140	196	135	$1,471

	$75,133	$16,025	$11,924	$103,082

Disallowed sales generally relate to billings to payors with whom we do not have a formal contract. In these situations, we record the sale at usual and customary rates and simultaneously record an estimate to reduce the sale to net realizable value, based on our historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated within our industry. As soon as updates are received, we reflect the change in our centralized billing system.

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

•	Income Taxes: We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”), on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million in the January 1, 2007 retained earnings balance. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.

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

New Accounting Guidance

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to enhance the current disclosure framework in Statement 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that adopting SFAS No.161 will have on our financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	50.1	50.4
Selling, general and administrative	38.2	38.4
Depreciation and amortization	2.7	2.6

Income from operations	9.0	8.6
Interest expense	5.2	6.5

Income before taxes	3.8	2.1
Provision for income taxes	1.5	0.9

Net income	2.3	1.2

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales. Net sales for the three months ended March 31, 2008 were $157.7 million, an increase of $ 13.8 million, or 9.6%, versus net sales of $143.9 million for the three months ended March 31, 2007. The sales growth was primarily the result of a $5.5 million, or 4.2%, same-center sales growth, a $3.4 million, or 25.7%, increase in external sales of our distribution segment, and $4.9 million associated with acquisitions.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2008 was $79.1 million, an increase of $6.6 million, or 9.1%, over $72.5 million for the same period in the prior year. The increase was the result of growth in sales. Cost of goods sold as a percentage of net sales improved to 50.1% in 2008 from 50.4% in 2007. The improvement is a result of leveraging the labor portion of cost of goods sold over a larger sales volume.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 increased by $5.0 million to $60.2 million from $55.2 million, for the three months ended March 31, 2007. The increase was principally due to $1.8 million related to acquisitions, $1.4 million increase in the investments in the Company’s growth strategies, and the balance of $1.8 million was due to a combination of merit salary increases, the impact of inflation on our fixed expenses such as rent and additional overhead to support our increased sales volume. Selling, general, and administrative costs as a percentage of net sales improved 0.2% from 38.4% for the three months period ended March 31, 2007 to 38.2% for the three months period ended March 31, 2008, as a result of leveraging our fixed expenses.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2008 was $4.2 million versus $3.7 million for the three months ended March 31, 2007. The increase is a result of increased depreciation related to infrastructure improvements we made during 2007.

Income from Operations. Principally due to the increase in net sales, income from operations increased $1.8 million to $14.2 million for the three months ended March 31, 2008. Income from operations, as a percentage of net sales, improved to 9.0% for the three months ended March 31, 2008 versus 8.6% for the prior year’s comparable period. Income from operations as a percentage of net revenues improved due to leveraging cost of sales-labor and fixed costs over increased sales.

Interest Expense. Interest expense in the three months ended March 31, 2008 decreased to $8.3 million compared to $9.3 million in the three months ended March 31, 2007 primarily due to a decrease in variable rates.

Income Taxes. An income tax provision of $2.4 million was recognized for the three months ended March 31, 2008 compared to $1.3 million for the same period of the prior year. The change in the income tax provision was primarily the result of higher income from operations. The effective tax rate for the three months ended March 31, 2008 was 40.0% compared to 41.6% for the three months ended March 31, 2007. The effective tax rate for the three month periods ended March 31, 2008 and 2007 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income. As a result of the above, we recorded net income of $3.6 million for the three months ended March 31, 2008, compared to $1.8 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at March 31, 2008 was $170.2 million compared to $165.8 million at December 31, 2007. Working capital increased principally as a result of continued strong cash collections. Cash flows used in operations of $7.5 million for the three months ended March 31, 2008 compared unfavorably to $2.2 million of cash provided by operations in the prior year primarily due to the payment of incentive compensation costs related to the Company’s 2007 plan year during the current quarter. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the three months ended March 31, 2008, decreased to 51 days, compared to 56 days for the same period last year. The decrease in DSO is due to a continued effort at our patient-care centers to target collections. At March 31, 2008 the Company’s availability under its Revolving Credit Facility was $71.7 million, net of $3.3 million of standby letters of credit.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2008, versus $4.5 million for the same period in the prior year. Cash used in investing activities in the current period included $3.1 million related to the purchase of computer related assets, machinery and equipment and leasehold improvements and $1.9 million related to acquisitions of patient-care centers. In conjunction with the acquisitions completed during the three months ended March 31, 2008, the Company recorded approximately $1.8 million of goodwill.

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2008, compared to $1.4 million for the three months ended March 31, 2007. The increase in cash used by financing activities was primarily due to the larger amount of proceeds from sale of common stock during the period ending March 31, 2007, resulting from a higher amount of shares issued.

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
(In thousands)
Term Loan	$225,975	$226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing
through December 2011	9,224	9,342

	410,199	410,892
Less current portion	(5,514)	(5,691)

	$404,685	$405,201

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of March 31, 2008, the Company has not made draws on the Revolving Credit Facility and has $71.7 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.3 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.50%. At March 31, 2008, the interest rate on the Term Loan was 4.68%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

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

General

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2008, the Company is in compliance with all covenants under these debt agreements.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2008:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
(In thousands)
Long-term debt	$4,424	$4,377	$3,815	$3,798	$3,698	$390,087	$410,199
Interest payments on long-term debt	26,344	28,769	28,552	28,352	28,155	29,445	169,617
Operating leases	23,472	24,991	17,143	11,791	6,923	4,209	88,529
Capital leases and other long-term obligations (1)	3,969	1,144	921	1,313	1,512	8,287	17,146

Total contractual cash obligations	$58,209	$59,281	$50,431	$45,254	$40,288	$432,028	$685,491

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of March 31, 2008 comprised of $3.4 million of unrecognized tax benefits, of which $1.5 million is expected to be settled in the fiscal year 2008, with the remainder thereafter.

Dividends.

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

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of March 31, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.6 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. At March 31, 2008, all our outstanding debt, with the exception of the Revolving Credit Facility and the Term Loan, is subject to a fixed interest rate. (See Item 3 below.)

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼ % Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of March 31, 2008, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at March 31, 2008, as discussed in Note G to our Consolidated Financial Statements. The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At March 31, 2008, we had one contract outstanding which fixed LIBOR at 4.68% and expires on April 30, 2008.

Presented below is an analysis of our financial instruments as of March 31, 2008 that are sensitive to changes in interest rates. The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Term Loan and the Revolving Credit Facility (the Revolving Credit Facility did not have an outstanding balance at March 31, 2008), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decreas of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$7,186	$8,316	$9,446	$10,576	$11,706	$12,835	$13,965

Revolving Credit Facility	--	--	--	--	--	--	--

	$7,186	$8,316	$9,446	$10,576	$11,706	$12,835	$13,965

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1A.    RISK FACTORS.

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 39.5% and 40.3% of our net sales for the three months ended March 31, 2008 and 2007, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Affairs. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. In addition, the WalkAide is not currently covered by Medicare and no assurances can be given as to whether or to what extent coverage will be granted by the Centers for Medicare & Medicaid Services.

On April 24, 2006, the Centers for Medicare & Medicaid Services announced a proposed rule that would call for a competitive bidding program for certain covered prosthetic and orthotic equipment as required by the Medicare Modernization Act of 2003. The rule became effective on June 11, 2007 following its adoption by the Centers for Medicare & Medicaid Services. We cannot now identify the impact of such rule on us.

Funds associated with certain of our auction rate securities may not be accessible and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

Our short-term investments are two auction rate securities (“ARS”) reported at fair value of $7.0 million and with a cost of $7.5 million. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. Based on an analysis of other-than-temporary impairment factors, we recorded an unrealized loss within accumulated other comprehensive income, a component of shareholders’ equity, of approximately $0.5 million at March 31, 2008 related to these auction rate securities. Although we believe that the decline in the fair market value of these securities is temporary, if the decline in value were ultimately deemed to be other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 7, 2008	/s/ Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 7, 2008	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: May 7, 2008	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)