Form 10-Q
period 2008-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2008-08-11
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2008, 23,236,987 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,954	$26,938
Short-term investments	6,902	7,500
Accounts receivable, less allowance for doubtful accounts of $3,678 and $3,965 in 2008 and 2007, respectively	97,764	99,117
Inventories	83,543	82,228
Prepaid expenses, other assets and income taxes receivable	13,151	10,747
Deferred income taxes	7,912	8,571
Total current assets	233,226	235,101

PROPERTY, PLANT AND EQUIPMENT
Land	949	975
Buildings	4,897	4,881
Furniture and fixtures	13,018	12,747
Machinery and equipment	32,482	31,093
Leasehold improvements	43,947	41,520
Computer and software	59,881	56,231
Total property, plant and equipment, gross	155,174	147,447
Less accumulated depreciation	108,024	100,133
Total property, plant and equipment, net	47,150	47,314

INTANGIBLE ASSETS
Excess cost over net assets acquired	463,759	459,562
Patents and other intangible assets, net	4,146	4,599
Total intangible assets, net	467,905	464,161

OTHER ASSETS
Debt issuance costs, net	8,393	9,304
Other assets	3,804	3,803
Total other assets	12,197	13,107

TOTAL ASSETS	$760,478	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

	June 30,	December 31,
	2008	2007

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$4,769	$5,691
Accounts payable	15,581	17,257
Accrued expenses	11,776	11,316
Accrued interest payable	1,729	1,937
Accrued compensation related costs	23,247	33,106
Total current liabilities	57,102	69,307

LONG-TERM LIABILITIES
Long-term debt, less current portion	401,656	405,201
Deferred income taxes	30,765	30,574
Other liabilities	17,995	16,409
Total liabilities	507,518	521,491

COMMITMENTS AND CONTINGENCIES (Note H)

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000 per share, 50,000 shares authorized, issued and outstanding	52,908	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 24,603,682 shares and 24,432,518 shares issued and outstanding in 2008 and 2007, respectively	246	244
Additional paid-in capital	165,046	161,955
Accumulated other comprehensive income	522	—
Retained earnings	34,894	28,995
	200,708	191,194
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	200,052	190,538

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$760,478	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$181,184	$160,366	$338,840	$304,217
Cost of goods sold (exclusive of depreciation and amortization)	88,223	78,945	167,292	151,494
Selling, general and administrative	67,285	59,714	127,492	114,872
Depreciation and amortization	4,289	3,878	8,470	7,626
Income from operations	21,387	17,829	35,586	30,225

Interest expense	8,045	9,125	16,303	18,465
Income before taxes	13,342	8,704	19,283	11,760

Provision for income taxes	5,337	3,612	7,713	4,884
Net income	8,005	5,092	11,570	6,876

Preferred stock dividend-Series A Convertible Preferred Stock	5,254	416	5,670	833
Net income applicable to common stock	$2,751	$4,676	$5,900	$6,043

Basic Per Common Share Data
Net income applicable to common stock	$0.12	$0.21	$0.26	$0.27
Shares used to compute basic per common share amounts	23,017,282	22,399,292	22,949,127	22,295,606

Diluted Per Common Share Data
Net income applicable to common stock	$0.11	$0.17	$0.24	$0.23
Shares used to compute diluted per common share amounts	24,208,631	30,049,735	24,121,834	29,908,304

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$11,570	$6,876
Adjustments to reconcile net income to net cash provided by operating activities:

Loss on disposal of assets	12	38
Provision for bad debt	7,766	8,774
Provision for deferred income taxes	1,188	2,628
Depreciation and amortization	8,470	7,626
Amortization of debt issuance costs	911	902
Compensation expense on stock options and restricted stock	2,131	1,404
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(5,840)	(5,541)
Inventories	(1,076)	882
Prepaid expenses, other current assets, and income taxes receivable	(2,395)	(3,176)
Other assets	(171)	66
Accounts payable	(1,464)	(235)
Accrued expenses, accrued interest payable, and income taxes payable	(260)	(3,631)
Accrued compensation related costs	(9,858)	(1,058)
Other liabilities	1,585	4,551
Net cash provided by operating activities	12,569	20,106

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(7,840)	(9,094)
Acquisitions and contingent purchase price (net of cash acquired)	(2,191)	(1,461)
Proceeds from sale of property, plant and equipment	20	158
Net cash used in investing activities	(10,011)	(10,397)

Cash flows from financing activities:
Repayment of term loan	(3,485)	(1,151)
Scheduled repayment of long-term debt	(1,917)	(1,219)
Financing costs	—	(265)
Proceeds from issuance of Common Stock	276	706
Preferred stock dividends paid	(416)	(833)
Net cash used in financing activities	(5,542)	(2,762)

Increase (decrease) in cash and cash equivalents	(2,984)	6,947
Cash and cash equivalents, at beginning of period	26,938	23,139
Cash and cash equivalents, at end of period	$23,954	$30,086

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.

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

Short-Term Investments

We account for our short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Our investments are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less, and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.  At June 30, 2008, our short-term investments consist of two auction rate securities (“ARS”) with a credit rating of either AA or AAA.  ARS are securities that are structured with short-

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-Term Investments (continued)

term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can sell or continue to hold the securities at par.  As of June 30, 2008, both investments failed at auction due to sell orders exceeding buy orders.  The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.  The Company’s ARS are reported at fair value.

The Company believes there has been no marked deterioration in the credit risk of the underlying securities in our auction rate portfolio.  However, given the deterioration in liquidity of the auction rate market during the first and second quarter, we recorded an unrealized loss on our securities in the amount of $0.5 million and $0.1 million, respectively, to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market.  That estimated decline in fair value was calculated based upon a projected cash flow of the underlying securities, which is not necessarily indicative of the actual proceeds that could be received from sale of the securities on June 30, 2008.  Despite the unrealized loss recorded at June 30, 2008 as a component of comprehensive income, we anticipate that we will be able to convert these investments to cash at full par value within the next twelve months.  Further, the current illiquidity of these investments is not expected to impact our operating and capital expenditure needs.

Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1                                 quoted prices in active markets for identical assets or liabilities;

Level 2                                 quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability;

Level 3                                 unobservable inputs, such as discounted cash flow models and valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008:

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

(in thousands)	Level 1	Level 2	Level 3	Total

Assets
Auction rate securities	—	—	6,902	6,902
Interest rate swaps	—	1,955	—	1,955

	$—	$1,955	$6,902	$8,857

	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swaps	—	487	—	487

	$—	$487	$—	$487

Auction Rate Securities

The fair values of our ARS were estimated through discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs.  The auctions for all of the ARS held by us were unsuccessful as of June 30, 2008, resulting in our continuing to hold them beyond their typical auction reset dates and causing the level of inputs used to determine their fair values to be unobservable (level 3 inputs). As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three and six months ended June 30, 2008, we recorded unrealized losses on our ARS of $0.1 million and $0.6 million, respectively, which is reflected in accumulated other comprehensive income in our consolidated balance sheet.

Interest Rate Swaps

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR, the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three months ended June 30, 2008, with the unrealized gains of $1.5 million reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap asset of $2.0 million is reported in other long-term assets, while the interest rate liability of $0.5 million is reported in accrued expenses on the Company’s balance sheet as of June 30, 2008.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.  Revenues on the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns.  Discounted sales are recorded at net realizable value.  Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program.

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed.  Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectability.  In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future.  This estimate is based upon

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

our historical experience as well as a review of our receivable balances.  On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts.  Additionally, a company-wide evaluation of collectability of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis.  In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed.  From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted.  In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

We capitalize internally developed computer software costs incurred during the development stage of the software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for non-employee members of the Board of Directors.  At June 30, 2008, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans.  Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares.  Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant.  Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors ranging from one to four years.

The Company follows the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  The Company recognized $1.1 million and $0.7 million in compensation expense for the three months periods ended June 30, 2008 and 2007, respectively.  The Company recognized $2.1 million and $1.4 million in compensation expense for the six months periods ended June 30, 2008 and 2007, respectively.  Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model.  The total value of the share based awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross tax

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $1.5 million, of which $0.2 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of June 30, 2008 was $1.0 million, including less than $0.1 million in the current income tax provision for the three month period ended June 30, 2008. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

New Accounting Guidance

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) revises the accounting literature previously issued under SFAS 141, Business Combinations.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 revises ARB 51 accounting for non-controlling interests in subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”).  SFAS 157-2 delays the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability.  Additionally, SFAS 157 requires additional disclosures on the fair value measurements used.  The Company is currently evaluating the impact that adopting SFAS 157 will have on non-financial assets or liabilities disclosed in the Company’s financial statements.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance (continued)

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact that adopting SFAS 161 will have on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”).  SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles (GAAP).  SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating the impact that adopting SFAS 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Company’s the financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts.  This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  SFAS 163 will not have a material impact on the Company’s financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Cash paid during the period for:
Interest	$16,026	$18,264
Income taxes	7,075	4,024

Non-cash financing and investing activities:
Dividend on preferred stock	5,254	—
Unrealized loss on auction rate securities	(359)	—
Unrealized gain on interest rate swaps	881	—
Issuance of notes in connection with acquistions	936	930
Issuance (cancellation) of restricted shares of common stock	897	7,114

NOTE D – ACQUISITIONS

During the three and six month periods ended June 30, 2008 the Company acquired six patient care centers for an aggregate purchase price of $2.4 million, consisting of $1.2 million in cash, $1.0 million in promissory notes, and a $0.2 million holdback.  During the three and six month periods ended June 30, 2007 the Company acquired one orthotic and prosthetics company that operated a total of 4 patient-care centers, for which it paid an aggregate purchase price of $1.5 million, consisting of $0.7 million cash, and a $0.8 million promissory note. The Company acquired the assets of a footwear company during the six month period ended June 30, 2007, for which it paid an aggregate purchase price of $0.5 million, consisting of $0.3 million in cash, a $0.2 million promissory note and other transaction costs.

The Company accounts for its acquisitions using the purchase method of accounting. In conjunction with the acquisitions completed during the three and six months ended June 30, 2008, the Company recorded approximately $1.8 million of goodwill.  The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition.  Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to pay contingent consideration if post-acquisition cash collection targets are reached that verify the value of the target negotiated at acquisition.  Contingent consideration is defined in the purchase agreement and is accrued based on attainment of these targets. In connection with these agreements, the Company made payments of $0.4 million and $0.2 million during the six month periods ended June 30, 2008 and 2007, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired.  The Company estimates that it may pay up to a total of $6.7 million related to contingent consideration provisions in future periods.

NOTE E - GOODWILL

The Company determined that it has two reporting units with goodwill, which are the same as its reportable segments: (i) patient-care centers and (ii) distribution. The Company completes its annual goodwill impairment analysis in October. The fair value of the Company’s reporting units are primarily determined based on the income approach and considers the market and cost approach.

The activity related to goodwill for the six month period ended June 30, 2008 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2007	$421,174	$38,388	$459,562
Additions due to acquisitions	4,180		4,180
Additions due to earnouts	17		17
Balance at June 30, 2008	$425,371	$38,388	$463,759

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30,	December 31,
(In thousands)	2008	2007

Raw materials	$30,481	$30,482
Work-in-process	34,153	32,641
Finished goods	18,909	19,105
	$83,543	$82,228

NOTE G – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007

Term Loan	$223,065	$226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	8,360	9,342
	406,425	410,892
Less current portion	(4,769)	(5,691)
	$401,656	$405,201

NOTE G – LONG-TERM DEBT (CONTINUED)

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of June 30, 2008, the Company has not made draws on the Revolving Credit Facility and has $71.5 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.5 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.50%.  At June 30, 2008, the interest rate on the Term Loan was 4.46%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed in full and unconditionally, on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries as well as all the assets of the Company. The parent company has no independent assets or operations and all subsidiaries are 100% owned by the Company. Interest is payable semi-annually on June 1 and December 1, and commenced December 1, 2006. On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering. Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1,2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period

NOTE G – LONG-TERM DEBT (CONTINUED)

10 ¼% Senior Notes (continued)

beginning on June 1 of the following years: at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

Debt Covenants

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2008, the Company is in compliance with all covenants under these debt agreements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits.  As of June 30, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.5 million.

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the Audit Committee and to conduct an independent investigation of the allegations.  The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint filed in the class actions discussed below.  On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

Billing activities and locations.  In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter.  The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center.  Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements.  The West Hempstead facility generated $0.2 million and $0.3 million of net sales during the six months ending June 30, 2008 and 2007, respectively, or less than 0.1% of the Company’s net sales, for each quarter.

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

The Series A Preferred can be redeemed for cash, at the option of the holder, upon the occurrence of a “Fundamental Transaction”, as defined in the Certificate of Designations.  These events or transactions include (i) acquisition of more than thirty-five percent of voting equity interest of the Company by a legal entity or group; (ii) replacement of more than one-half of the members of the board of directors with members that are not approved by the persons who were directors on May 25, 2006; (iii) a merger or consolidation of the Company or any subsidiary or a sale of all or substantially all of the assets of the Company in one or a series of related transactions, unless following such transaction or series of transactions, the holders of the Company’s securities prior to the first

NOTE I — PREFERRED STOCK (CONTINUED)

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

The Series A Preferred may be converted into common shares at $7.56 per share at the option of the holders after a required holding period of 61 days, which has since passed, or at the option of the Company upon satisfaction of certain conditions.  In June 2008, the Company’s average closing price of its common stock price exceeded the Company’s forced conversion price of the Series A Convertible Preferred Stock by 200% for a 20-trading day period, triggering an acceleration of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of preferred stock, in lieu of cash.  On July 25, 2008, the Company notified the holder of Series A Preferred of its election to force the conversion of the Series A Preferred into 7,308,730 shares of common stock.  The conversion will occur on August 8, 2008.

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

NOTE J – NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2008	2007	2008	2007

Net income	$8,005	$5,092	$11,570	$6,876
Preferred stock dividends -Series A Convertible Preferred Stock	5,254	416	5,670	833

Net income applicable to common stock	$2,751	$4,676	$5,900	$6,043

Shares of common stock outstanding used to compute basic per common share amounts	23,017,282	22,399,292	22,949,127	22,295,606
Effect of dilutive restricted stock and options (1)	1,191,349	1,036,686	1,172,707	998,941
Effect of dilutive convertible preferred stock (2)	—	6,613,757	—	6,613,757
Shares used to compute dilutive per common share amounts	24,208,631	30,049,735	24,121,834	29,908,304

Basic income per share applicable to common stock	$0.12	$0.21	$0.26	$0.27
Diluted income per share applicable to common stock	0.11	0.17	0.24	0.23

(1) For the three and six months ended June 30, 2008 and June 30, 2007, options to purchase 999,060, 1,006,060, 1,401,960 and 1,461,065 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

(2) For the three month and six months ended June 30, 2008, excludes the effect of the conversion of Preferred Stock as it is considered anti-dilutive.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2008:

Discount rate	6.25%
Average rate of increase in compensation	3.00%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2007	$8,269
Service cost	1,110
Interest cost	259
Net benefit cost accrued at June 30, 2008	$9,638

NOTE L - STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant.  During 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. During May 2006, an additional 2.7 million shares of common stock were authorized for issuance. During May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan.  The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives.  These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees.  However, the quantity of restricted shares to be released under this grant is dependent on the diluted EPS for the twelve month period from July 1, 2007 through June 30, 2008.  The target EPS for this period was met, therefore, 100% of the performance-based restricted shares will be released based on the four year vesting period. Note that the agreements which include these performance-based awards are expected to be renewed annually, at which time a new target performance period will be established.

During the six months ended June 30, 2008, no options and 27,500 restricted shares were cancelled under the 2002 Stock Incentive and Bonus Plan. During the six months ended June 30, 2007, no options and 14,250 restricted shares were cancelled under the 2002 Stock Incentive and Bonus Plan. At June 30, 2008, 1,425,169 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”).  The 2003 Directors’ Plan authorized 500,000

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Director Plans (continued)

shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant.  In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director.  The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year.  The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year.  The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan. During the three months ended June 30, 2008 and 2007, no restricted shares or options were cancelled under the 2003 Directors’ Plan. At June 30, 2008, 141,623 shares of common stock were available for issuance.

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the six months ended June 30, 2008 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73
Granted	25,000	12.18	66,742	12.59
Vested	(242,562)	7.62	(48,362)	9.40
Forfeited	(27,500)	8.82	—	—

Nonvested at June 30, 2008	1,225,625	$8.95	141,336	$11.19

During the three and six month periods ended June 30, 2008, 227,924 and 290,924 restricted shares of common stock, with an intrinsic value of $1.9 million and $2.3 million, respectively, became fully vested.  As of June 30, 2008, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $10.6 million and the related

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock (continued)

weighted-average period over which it is expected to be recognized is approximately 2.7 years.  The aggregate granted shares have vesting dates through June 2012.

Options

The summary of option activity and weighted average exercise prices are as follows:

(In thousands, except per	Employee Plans		Director Plans		Non-Qualified Awards
and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(88,314)	6.89	(10,000)	18.63	—	—
Exercised	(132,006)	2.40	(5,000)	1.64	—	—

Outstanding at June 30, 2008	1,290,329	$12.27	138,113	$10.23	406,000	$5.95

Aggregate intrinsic value at June 30, 2008	$15,843,367		$1,411,804		$2,415,000
Weighted average remaining contractual term (years)	3.1		4.8		1.8

The intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0.1 million and $0.3 million, respectively. Options exercisable under the Company’s share-based compensation plans at June 30, 2008 were 1.8 million shares with a weighted average exercise price of $10.73, an average remaining contractual term of 3.0 years, and an aggregate intrinsic value of $19.7 million.  Cash received by the Company related to the exercise of options during the three and six months ended June 30, 2008 amounted to $0.08 million and $0.1 million, respectively. As of June 30, 2008, total unrecognized compensation cost related to stock option awards is immaterial and will be recorded as of the quarter ending September 30, 2008.

Information concerning outstanding and exercisable options as of June 30, 2008 is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Weighted Average
Range of			Options	Remaining	Exercise	Options	Remaining	Exercise
Exercise Prices			or Awards	Life (Years)	Price	or Awards	Life (Years)	Price
$1.64	to	$1.65	253,665	1.0	$1.64	253,665	1.0	$1.64
4.63	to	6.02	453,112	2.2	5.87	450,755	2.1	5.87
8.08	to	12.10	124,605	6.2	8.72	124,605	6.2	8.72
12.96	to	18.63	898,060	3.8	14.66	898,060	3.8	14.66
22.13	to	22.50	105,000	0.4	22.31	105,000	0.4	22.31
			1,834,442	3.0	$10.72	1,832,085	3.0	$10.73

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

Patient-Care Centers – This segment consists of the Company’s owned and operated patient-care centers and fabrication centers of orthotic and prosthetic (“O&P”) devices and components.  The patient-care centers provide services to design and fit O&P devices to patients.  These centers also instruct patients in the use, care and maintenance of the devices.  Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

Distribution – This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices.

Other – This segment consists of Hanger Corporate, Innovative Neurotronics, Inc (“IN, Inc.”), and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

NOTE M – SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total

Three Months Ended June 30, 2008
Net sales
Customers	$159,557	$21,072	555	$—	$181,184
Intersegments	—	35,066	875	(35,941)	—
Depreciation and amortization	3,032	182	1,075	—	4,289
Income (loss) from operations	27,494	6,200	(12,814)	507	21,387
Interest (income) expense	(1,610)	1,777	7,878	—	8,045
Income (loss) before taxes	29,104	4,423	(20,692)	507	13,342

Three Months Ended June 30, 2007
Net sales
Customers	$144,372	$15,522	$472	$—	$160,366
Intersegments	—	31,735	140	(31,875)	—
Depreciation and amortization	3,047	86	745	—	3,878
Income (loss) from operations	24,007	4,715	(11,409)	516	17,829
Interest (income) expense	(1,628)	1,728	9,025	—	9,125
Income (loss) before taxes	25,635	2,987	(20,434)	516	8,704

Six Months Ended June 30, 2008
Net sales
Customers	$297,321	$40,012	$1,507	$—	$338,840
Intersegments	—	66,665	2,504	(69,169)	—
Depreciation and amortization	6,035	356	2,079	—	8,470
Income (loss) from operations	46,915	11,423	(23,277)	525	35,586
Interest (income) expense	(3,242)	3,555	15,990	—	16,303
Income (loss) before taxes	50,157	7,868	(39,267)	525	19,283

Total assets	733,709	86,492	(59,723)	—	760,478
Capital expenditures	4,834	290	2,716	—	7,840

Six Months Ended June 30, 2007
Net sales
Customers	$274,981	$28,570	$666	$—	$304,217
Intersegments	—	60,575	567	(61,142)	—
Depreciation and amortization	6,052	168	1,406	—	7,626
Income (loss) from operations	43,159	8,335	(22,121)	852	30,225
Interest (income) expense	(3,255)	3,460	18,260	—	18,465
Income (loss) before taxes	46,414	4,875	(40,381)	852	11,760
				—
Total assets	661,092	98,674	(34,051)	—	725,715
Capital expenditures	5,352	377	3,365	—	9,094

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

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient-care centers”), accounting for approximately 25% of the estimated $2.5 billion O&P patient-care market, in the United States. At June 30, 2008, we operated 661 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also create new products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three and six month periods ended June 30, 2008, our net sales were $181.2 million and $338.8 million, respectively, and we recorded net income of $8.0 million and $11.6 million, respectively.

We conduct our operations primarily in two reportable segments – patient-care centers and distribution.  For the three months ended June 30, 2008, net sales attributable to our patient-care services segment and distribution segment were $159.6 million and $21.6 million, respectively. For the six months ended June 30, 2008, net sales attributable to our patient-care services segment and distribution segment were $297.3 million and $40.0 million, respectively. See Note M to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Services

As of June 30, 2008, we provided O&P patient care services through 661 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia.  Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards.  One or more practitioners closely manage each of our patient-care centers.  Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

•                  access prefabricated and finished O&P products quickly;

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

Product Development

In 2004, we formed a new subsidiary, IN, Inc. Specializing in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. advances the design and manufacturing and regulatory and clinical aspects of the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s. first product, the WalkAide System (“WalkAide”), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services.  In addition, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society.  In the spirit of the 15th century artist and visionary

Leonardo da Vinci, the da Vinci Awards honor outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities.  The WalkAide is sold in the United States through the Company’s patient care centers and SPS. IN, Inc is also marketing the WalkAide internationally through licensed distributors. In July 2007, IN, Inc. announced an agreement granting Teijin Pharma Limited exclusive rights to develop and commercialize the WalkAide in Japan.

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia was created by us during 2003 and is dedicated to managing the O&P services of national insurance companies. Linkia partners with healthcare insurance companies by securing national and regional contracts to manage their O&P networks, of which our patient care centers represent the majority of the participating providers. In 2004, Linkia entered into its first contract, and in September 2005, Linkia signed an agreement with CIGNA HealthCare which presently covers approximately nine million beneficiaries. We will continue to invest in and develop Linkia’s networks and capabilities, as well as market Linkia’s services to other national payors.

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

•                  National scale of operations, which has better enabled us to:

•                  establish our brand name and generate economies of scale;

•                  implement best practices throughout the Company;

•                  utilize shared fabrication facilities;

•                  contract with national and regional managed care entities;

•                  identify, test and deploy emerging technology; and

•                  increase our influence on, and input into, regulatory trends;

•                  Distribution of, and purchasing power for, O&P components and finished O&P products, which enables us to:

•                  negotiate greater purchasing discounts from manufacturers and freight providers;

•                  reduce patient-care center inventory levels and improve inventory turns through centralized purchasing control;

•                  quickly access prefabricated and finished O&P products;

•                  promote the usage by our patient-care centers of clinically appropriate products that also enhance our profit margins;

•                  engage in co-marketing and O&P product development programs with suppliers; and

•                  expand the non-Hanger client base of our distribution segment;

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

•                  Experienced and committed management team; and

•                  Successful Government Relations efforts including:

•                  Supported our patients’ efforts to pass “The Prosthetic Parity Act” in 11 states;

•                  Increased Medicaid reimbursement levels in several states; and

•                  Created the Hanger Orthopedic Political Action Committee (The Hanger PAC).

Business Strategy

Our goal is to continue to provide superior patient care and to be the most cost-efficient, full service, national O&P operator.  The key elements of our strategy to achieve this goal are to:

•                  Improve our performance by:

•                  developing and deploying new processes to improve the productivity of our practitioners;

•                  continuing periodic patient evaluations to gauge patients’ device and service satisfaction;

•                  improving the utilization and efficiency of administrative and corporate support services;

•                  enhancing margins through continued consolidation of vendors and product offering; and

•                  leveraging our market share to increase sales and enter into more competitive payor contracts;

•                  Increase our market share and net sales by:

•                  continued marketing of Linkia to regional and national providers and contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of our patient-care centers in certain markets and our ability to monitor quality and outcomes as well as reducing administrative expenses;

•                  increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our “People in Motion” program which introduces potential patients to the latest O&P technology;

•                  expanding the breadth of products being offered out of our patient-care centers; and

•                  increasing the number of practitioners through our residency program;

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

•                  the training necessary to utilize existing technology for different patient service facets, such as the use of our Insignia scanning system for burns and cranial helmets;

•                  career development and increased compensation opportunities;

•                  a wide array of O&P products from which to choose;

•                  administrative and corporate support services that enable them to focus their time on providing superior patient care; and

•                  selective application of new technology to improve patient care.

•                  lobbying of government officials at both the state and federal level on issues important to Hanger, our patients, and the O&P industry.

Results

Net sales for the three months ended June 30, 2008 increased by $20.8 million, or 13.0%, to $181.2 million from $160.4 million in the prior year’s second quarter. The sales growth was the result of a $12.7 million, or 8.9%, increase in same-center sales in our patient care business, a $3.2 million, or 20.6%, increase in sales of the Company’s distribution segment, and a $4.9 million increase related to acquired entities. Income from operations increased by $3.6 million for the three months ended June 30, 2008, to $21.4 million, or 11.8% of net sales, from $17.8 million, or 11.2% of net sales, in the same period in 2007.  Income from operations increased due principally to the increase in sales volume allowing us to leverage our relatively fixed labor costs. Net income for the three months ended June 30, 2008 increased $2.9 million to $8.0 million, compared to net income of $5.1 million in the same period of the prior year.  The current period benefited from sales growth and lower interest costs.

Net sales for the six months ended June 30, 2008 increased by $34.6 million, or 11.4%, to $338.8 million from $304.2 million for the same period in the prior year.  The sales growth was principally the result of an $18.2 million, or 6.7%, increase in same-center sales in our patient care business, a $6.7 million, or 23.5%, increase in sales of the Company’s distribution segment, and a $9.1 million increase related to acquired entities. Income from operations increased by $5.4 million for the six months ended June 30, 2008, to $35.6 million, or 10.5% of net sales, from $30.2 million, or 9.9% of net sales, in the same period in 2007.  Income from operations increased due principally to the increase in sales volume allowing us to leverage our relatively fixed labor costs.  Net income for the six months ended June 30, 2008 increased $4.7 million to $11.6 million, compared to net income of $6.9 million in the same period of the prior year.  The current period benefited from the sales volume increase, improved bad debt and lower interest costs.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our consolidated financial statements. The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the Company with the SEC. We believe the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

•                  Revenue Recognition:  Revenues from the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.  Revenues from the sale of orthotic and prosthetic devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns.  Discounted sales are recorded at net realizable value.  Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

June 30, 2008
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$41,230	$7,999	$5,490	$54,719
Private pay	3,608	1,493	998	6,099
Medicaid	10,263	2,471	1,823	14,557
Medicare	21,458	1,681	1,416	24,555
VA	1,289	185	37	1,511
	$77,848	$13,829	$9,764	$101,441

December 31, 2007
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$41,806	$9,561	$6,836	$58,203
Private pay	3,124	1,326	1,266	5,716
Medicaid	8,506	2,320	2,084	12,910
Medicare	20,557	2,622	1,603	24,782
VA	1,140	196	135	1,471
	$75,133	$16,025	$11,924	$103,082

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed.  Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectability.  In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future.  This estimate is based upon our historical experience as well as a review of our receivable balances.  On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts.  Additionally, a company-wide evaluation of collectability of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis.  In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed.  From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted.  In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

•                  Fair Value:  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1                                                         quoted prices in active markets for identical assets or liabilities;

Level 2                                                         quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability;

Level 3                                                         unobservable inputs, such as discounted cash flow models and valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Auction rate securities	—	—	6,902	6,902
Interest rate swaps	—	1,955	—	1,955

	$—	$1,955	$6,902	$8,857

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	—	487	—	487

	$—	$487	$—	$487

Auction rate securities: The fair values of our ARSs were estimated through discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs.  The auctions for all of the ARSs then held by us were unsuccessful as of June 30, 2008, resulting in our continuing to hold them beyond their typical auction reset dates and causing the level of inputs used to determine their fair values to be unobservable (level 3 inputs). As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three and six months ended June 30, 2008, we recorded an unrealized losses on our ARSs of $0.1 million and $0.6 million, respectively, which is reflected in accumulated other comprehensive income in our consolidated balance sheet.

Interest rate swaps: In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three and six months ended June 30, 2008, with all of the unrealized gains of $1.5 million reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap asset of $2.0 million is reported in other long-term assets, while the interest rate liability of $0.5 million is reported in accrued expenses on the Company’s balance sheet as of June 30, 2008.

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

We capitalize internally developed computer software costs incurred during the development stage of the software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

•                  Income Taxes:  We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of adoption, we recognized a decrease of approximately $0.2 million in the January 1, 2007 retained earnings balance. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.

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

New Accounting Guidance

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) revises the accounting literature previously issued under SFAS 141, Business Combinations.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 revises ARB 51 accounting for non-controlling interests in subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”).  SFAS 157-2 delays the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability.  Additionally, SFAS 157 requires additional disclosures on the fair value measurements used.  The Company is currently evaluating the impact that adopting SFAS 157 will have on non-financial assets or liabilities disclosed in the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact that adopting SFAS 161 will have on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”).  SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles (GAAP).  SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating the impact that adopting SFAS 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Company’s the financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts.  This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  SFAS 163 will not have a material impact on the Company’s the financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.7	49.2	49.4	49.8
Selling, general and administrative	37.1	37.2	37.6	37.8
Depreciation and amortization	2.4	2.4	2.5	2.5
Income from operations	11.8	11.2	10.5	9.9
Interest expense	4.4	5.7	4.8	6.1
Income before taxes	7.4	5.5	5.7	3.8
Provision for income taxes	3.0	2.3	2.3	1.6
Net income	4.4	3.2	3.4	2.2

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net Sales.  Net sales for the three months ended June 30, 2008 increased by $20.8 million, or 13.0%, to $181.2 million from $160.4 million in the prior year’s second quarter. The sales growth was the result of a $12.7 million, or 8.9%, increase in same-center sales in our patient care business, a $3.2 million, or 20.6%, increase in sales of the Company’s distribution segment, and a $4.9 million increase related to acquired entities.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2008 was $88.2 million, an increase of $9.3 million, over $78.9 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold as a percentage of net sales improved 0.5% to 48.7% for the three months ended June 30, 2008.  The improvement is due to improved leverage of labor cost over greater sales, offset by increased material costs.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended June 30, 2008 increased by $7.6 million to $67.3 million from $59.7 million, for the three months ended June 30, 2008.  The increase was principally due to: (i) a $2.6 million increase in variable compensation accruals; (ii) a $2.6 million increase in personnel cost, which is primarily employee benefits and merit salary increases; (iii) a $1.4 million increase related to acquisitions; (iv) a $1.0 million increase in professional fees and other expenses; (v) $0.6 million of additional investment in growth initiatives; and (vi)  a $0.6 million decrease in bad debt expense. Selling, general, and administrative expenses as a percentage of net sales improved 0.1% from 37.2% for the three months ended June 30, 2007 to 37.1% for the three months ended June 30, 2008.  The improvement is attributable to increased sales volumes but relatively fixed labor costs and a reduction of bad debt expense as a percentage of net sales, offset by increases in personnel cost and incentive compensation as a percentage of net sales.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2008 was $4.3 million versus $3.9 million for the three months ended June 30, 2007.  The increase is a result of investments in infrastructure improvements and leasehold improvements as well as amortization of acquired intangible assets.

Income from Operations.  The increase in net sales resulted in income from operations increasing $3.6 million to $21.4 million for the three months ended June 30, 2008.  Income from operations, as a percentage of net sales, improved to 11.8% for the three months ended June 30, 2008 versus 11.2% for the prior year’s comparable period.  Income from operations as a percentage of net revenues improved due to increased sales volumes but relatively fixed labor costs.

Interest Expense.  Interest expense in the three months ended June 30, 2008 decreased $1.1 million to $8.0 million from $9.1 million in the three months ended June 30, 2007 due to a decrease in variable interest rates.

Income Taxes.  An income tax provision of $5.3 million was recognized for the three months ended June 30, 2008 compared to a provision of $3.6 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate for the three months ended June 30, 2008 was 40.0% compared to 41.5% for the three months ended June 30, 2007.  The effective tax rate for the three month periods ended June 30, 2008 and 2007 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $8.0 million for the three months ended June 30, 2008, compared to $5.1 million for the same period in the prior year.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net Sales.  Net sales for the six months ended June 30, 2008 increased by $34.6 million, or 11.4%, to $338.8 million from $304.2 million for the six months ended June 30, 2007. The sales growth was principally the result of an $18.2 million, or 6.7%, increase in same-center sales in our patient care business, a $6.7 million, or 23.5%, increase in sales of the Company’s distribution segment, and a $9.1 million increase related to acquired entities.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2008 was $167.3 million, an increase of $15.8 million, or 10.4%, over $151.5 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold as a percentage of net sales improved to 49.4% in 2008 from 49.8% in 2007. The improvement is a result of leveraging the labor portion of cost of goods sold over a larger sales volume, offset by increased material costs.

Selling, General and Administrative.  Selling, general and administrative expenses for the six months ended June 30, 2008 increased by $12.6 million to $127.5 million from $114.9 million, for the six months ended June 30, 2008. The increase was principally due to: (i) a $4.4 million increase in personnel cost which is primarily employee benefits and merit salary increases ; (ii) a $2.8 million increase in variable compensation expense; (iii) a $2.9 million increase related to acquisitions; (iv) $2.0 million of additional investment in growth initiatives; (v) $1.4 million of other overhead increases; and (vi) a $1.1 million decrease in bad debt expense. Selling, general, and administrative costs as a percentage of net sales improved 0.2% from 37.8% for the six months ended June 30, 2007 to 37.6% for the six months ended June 30, 2008.  The improvement is attributable to increased sales volumes but relatively fixed labor costs and a reduction of bad debt expense as a percentage of net sales, offset by increases in personnel cost and incentive compensation as a percentage of net sales.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2008 was $8.5 million versus $7.6 million for the six months ended June 30, 2007.  The increase is a result of investment in infrastructure improvements and leasehold improvements as well as amortization of acquired intangible assets.

Income from Operations.  Principally due to the increase in net sales, income from operations increased $5.4 million to $35.6 million for the six months ended June 30, 2008.  Income from operations, as a percentage of net sales, improved to 10.5% for the six months ended June 30, 2008 versus 9.9% for the prior year’s comparable period.  Income from operations as a percentage of net revenues improved due increased sales volumes but relatively fixed labor costs.

Interest Expense.  Interest expense in the six months ended June 30, 2008 decreased to $16.3 million compared to $18.5 million in the six months ended June 30, 2007 due to a decrease in variable interest rates.

Income Taxes.  An income tax provision of $7.7 million was recognized for the six months ended June 30, 2008 compared to a provision of $4.9 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate for the six months ended June 30, 2008 was 40.0% compared to 41.5% for the six months ended June 30, 2007.  The effective tax rate for the six month periods ended June 30, 2008 and 2007 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $11.6 million for the six months ended June 30, 2008, compared to $6.9 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at June 30, 2008 was $176.1 million compared to $165.8 million at December 31, 2007.  Working capital increased principally as a result increases in operating income and continued strong cash collections.  Cash flows provided by operations of $12.6 million for the six months ended June 30, 2008 compared unfavorably to $20.1 million of cash provided by operations in the prior year, primarily due to the timing of $8.8 million of incentive compensation payments.  Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the six months ended June 30, 2008, decreased to 52 days, compared to 57 days for the same period last year.  The decrease in DSO is due to a continued effort at our patient-care centers to target collections.

Net cash used in investing activities was $10.0 million for the six months ended June 30, 2008, versus $10.4 million for the same period in the prior year.  Cash used in investing activities in the current period included $7.8 million related to the purchase of computer related assets, machinery and equipment and leasehold improvements and $2.2 million related to acquisitions of patient-care centers.  In conjunction with the acquisitions completed during the six months ended June 30, 2008, the Company recorded approximately $4.2 million of goodwill.

Net cash used in financing activities was $5.5 million for the six months ended June 30, 2008, compared to $2.8 million for the six months ended June 30, 2007.  The increase in cash used by financing activities was primarily due to repayments made to our term loan.

In June 2008, the Company’s average closing price of its common stock price exceeded the Company’s forced conversion price of the Series A Convertible Preferred Stock by 200% for a 20-trading day period, triggering an acceleration of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of preferred stock, in lieu of cash.  On July 25, 2008, the Company notified the holder of Series A Preferred of its election to force the conversion of the Series A Preferred into 7,308,730 shares of common stock.  The conversion will occur on August 8, 2008.

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007
Term Loan	$223,065	$226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	8,360	9,342
	406,425	410,892
Less current portion	(4,769)	(5,691)
	$401,656	$405,201

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, of LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of June 30, 2008, the Company has not made draws on the Revolving Credit Facility and has $71.5 million available under that facility. Availability under the Company’s Revolving Credit Facility is net of standby letters of credit of approximately $3.5 million.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.50%. At June 30, 2008, the interest rate on the Term Loan was 4.46%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

10 1/4 % Senior Notes

The 10 1/4 % Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed in full and unconditionally, on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries as well as all the assets of the Company. The parent company has no independent assets or operations and all subsidiaries are 100% owned by the Company. Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006. On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering. Except as discussed above, the notes are not redeemable at the Company’s option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years: at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

Debt Covenants

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2008, the Company is in compliance with all covenants under these debt agreements.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2008:

	Payments Due by Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$2,694	$4,442	$3,880	$3,868	$3,772	$387,769	$406,425
Interest payments on long-term debt	14,540	28,115	26,736	27,236	27,578	29,214	153,419
Operating leases	16,123	27,420	19,584	14,161	9,065	8,243	94,596
Capital leases and other long-term obligations (1)	4,157	1,476	1,166	1,364	1,514	7,997	17,674
Total contractual cash obligations	$37,514	$61,453	$51,366	$46,629	$41,929	$433,223	$672,114

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of June 30, 2008 comprised of $3.4 million of unrecognized tax benefits, of which $1.5 million is expected to be settled in the fiscal year 2008, with the remainder expected to be settled thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of June 30, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.5 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At June 30, 2008, all our outstanding debt, with the exception of the Revolving Credit Facility and $73.0 million of the Term Loan, is subject to a fixed interest rate. (See Item 3, Quantitative and Qualitative Disclosures about Market Risk, below.)

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings.  Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry.  Please see Part II, Item 1A of this report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information relating to important risks that could materially adversely affect our business, financial condition, or results of operations. Readers are cautioned not to put undue reliance on forward-looking statements.  We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 1/4 % Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock.  As of June 30, 2008, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility.  The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with no outstanding balance at June 30, 2008, as discussed in Note G of the Notes to Consolidated Financial Statements included in this report.  The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At June 30, 2008, we had one contract outstanding which fixed LIBOR at 4.46% and expired on July 30, 2008.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis as of June 30, 2008 of our financial instruments that are sensitive to changes in interest rates.  The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Interest Rate Swap, Term Loan, and the Revolving Credit Facility (the Revolving Credit Facility did not have an outstanding balance at June 30, 2008), calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS

Interest Rate Swap	$(1,350)	$(600)	$150	$900	$1,650	$2,400	$3,150
Term Loan	6,603	7,718	8,833	9,949	11,064	12,179	13,295
Revolving Credit Facility	—	—	—	—	—	—	—

	$5,253	$7,118	$8,983	$10,849	$12,714	$14,579	$16,445

ITEM 4.                                                     Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We derived 39.8% and 41.1% of our net sales for the three months ended June 30, 2008 and 2007, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Affairs. For the six months ended June 30, 2008 and 2007, we derived 39.7% and 40.7%, respectively, in reimbursements from the programs administered by Medicare, Medicaid, and the U.S. Veterans Affairs. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare.  Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas.  If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.  We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.  In addition, the WalkAide is not currently covered by Medicare and no assurances can be given as to whether or to what extent coverage will be granted by the Centers for Medicare & Medicaid Services.

On April 24, 2006, the Centers for Medicare & Medicaid Services announced a proposed rule that would call for a competitive bidding program for certain covered prosthetic and orthotic equipment as required by the Medicare Modernization Act of 2003.  The rule became effective on June 11, 2007 following its adoption by the Centers for Medicare & Medicaid Services.  We cannot now identify the impact of such adapted rule on us.

Funds associated with certain of our auction rate securities are not currently accessible and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

Our short-term investments are comprised two auction rate securities (“ARS”) reported at an aggregate fair value of $6.9 million and an aggregate cost of $7.5 million, as of June 30, 2008.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, investors can sell or continue to hold the securities at par.  The auctions for all of the ARS held by us were unsuccessful as of June 30, 2008.  Therefore, based on an analysis of other-than-temporary impairment factors, we recorded an unrealized loss within accumulated other comprehensive income, a component of shareholders’ equity, of approximately $0.6 million at June 30, 2008 related to these auction rate securities.  Although we believe that the decline in the fair market value of these securities is temporary, if the decline in value were ultimately deemed to be other than temporary, it would result in a loss being recognized in our statement of operations, which could be material.  The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 8, 2008.

The first proposal at the annual meeting was the election of directors.  The following persons were nominated and elected to serve as members of the Board of Directors for one year, or until their successors are elected and qualified, by the votes indicated:  Bennett Rosenthal (18,986,047 shares for and 673,958 shares withheld), Edmond E. Charrette, M.D. (18,599,307 shares for and 1,060,698 shares withheld), Thomas P. Cooper, M.D. (18,600,657 shares for and 1,059,348 shares withheld), Cynthia L. Feldmann (18,844,747 shares for and 815,258 shares withheld), Eric A. Green (18,598,457 shares for and 1,061,548 shares withheld), Isaac Kaufman (18,164,113 shares for and 1,495,892 shares withheld), Thomas F. Kirk (18,597,757 shares for and 1,062,248 shares withheld), Ivan R. Sabel (18,596,957 shares for and 1,063,048 shares withheld), and H.E. Thranhardt (18,561,924 shares for and 1,098,081 shares withheld).

The second proposal at the annual meeting was a proposed ratification of the Board of Directors’ adoption on August 9, 2007 of an amendment to the By-Laws of the Company providing that the Company’s common stock be eligible for the Direct Registration System operated by the Depository Trust Company.  The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting.  The proposal was approved by a vote of 19,584,019 shares of Common Stock for (representing approximately 99.61% of the shares voting), 39,197 shares of Common Stock against, with 36,790 shares of Common Stock abstaining.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: August 11, 2008	/s/ Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2008	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 11, 2008	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)