Form 10-Q
period 2008-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2008-11-10
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes   ☐ No   ☒

As of October 31, 2008, 30,798,572 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,525	$26,938
Investments	—	7,500
Accounts receivable, less allowance for doubtful accounts of $4,544 and $3,965 in 2008 and 2007, respectively	95,803	99,117
Inventories	85,587	82,228
Prepaid expenses, other assets and income taxes receivable	11,836	10,747
Deferred income taxes	7,939	8,571
Total current assets	254,690	235,101

PROPERTY, PLANT AND EQUIPMENT
Land	949	975
Buildings	4,922	4,881
Furniture and fixtures	13,120	12,747
Machinery and equipment	33,040	31,093
Leasehold improvements	45,511	41,520
Computer and software	61,651	56,231
Total property, plant and equipment	159,193	147,447
Less accumulated depreciation	111,910	100,133
Total property, plant and equipment	47,283	47,314

INTANGIBLE ASSETS
Excess cost over net assets acquired	467,045	459,562
Patents and other intangible assets, net	5,112	4,599
Total intangible assets, net	472,157	464,161

OTHER ASSETS
Debt issuance costs, net	7,938	9,304
Other assets	9,999	3,803
Total other assets	17,937	13,107

TOTAL ASSETS	$792,067	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2008	December 31, 2007

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3,507	$5,691
Accounts payable	16,283	17,257
Accrued expenses	13,087	11,316
Accrued interest payable	6,354	1,937
Accrued compensation related costs	22,576	33,106
Total current liabilities	61,807	69,307

LONG-TERM LIABILITIES
Long-term debt, less current portion	419,250	405,201
Deferred income taxes	30,370	30,574
Other liabilities	18,753	16,409
Total liabilities	530,180	521,491

COMMITMENTS AND CONTINGENCIES (Note H)

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred stock, liquidation preference of $1,000 per share, 50,000 shares authorized, 0 shares and 50,000 shares issued and outstanding in 2008 and 2007, respectively	—	47,654

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 31,970,537 shares and 24,432,518 shares issued and outstanding in 2008 and 2007, respectively	320	244
Additional paid-in capital	220,062	161,955
Accumulated other comprehensive income	(73)	—
Retained earnings	42,234	28,995
	262,543	191,194
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	261,887	190,538

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$792,067	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	178,742	162,343	517,582	466,560
Cost of goods sold (exclusive of depreciation and amortization)	87,623	79,962	254,915	231,456
Selling, general and administrative	66,547	59,873	194,039	174,744
Depreciation and amortization	4,334	3,943	12,805	11,569
Income from operations	20,238	18,565	55,823	48,791

Interest expense	8,005	9,318	24,308	27,783
Income before taxes	12,233	9,247	31,515	21,008

Provision (benefit) for income taxes	4,893	3,838	12,606	8,722
Net income	7,340	5,409	18,909	12,286

Preferred stock dividend-Series A Convertible Preferred Stock	—	416	5,670	1,249
Net income applicable to common stock	$7,340	$4,993	$13,239	$11,037

Basic Per Common Share Data
Net income applicable to common stock	$0.27	$0.22	$0.54	$0.49
Shares used to compute basic per common share amounts	27,004,581	22,606,453	24,300,945	22,399,221

Diluted Per Common Share Data
Net income applicable to common stock	$0.23	$0.18	$0.52	$0.41
Shares used to compute diluted per common share amounts	31,990,924	30,353,947	25,399,721	30,069,695

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$18,909	$12,286
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets	97	262
Provision for bad debt	11,759	11,919
Provision for deferred income taxes	1,805	3,344
Depreciation and amortization	12,805	11,569
Amortization of debt issuance costs	1,366	1,358
Compensation expense on stock options and restricted stock	3,351	2,318
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(7,120)	(9,588)
Inventories	(3,056)	(511)
Prepaid expenses, other current assets, and income taxes receivable	(1,079)	(4,791)
Other assets	(179)	9
Accounts payable	(1,587)	(733)
Accrued expenses, accrued interest payable, and income taxes payable	5,484	2,336
Accrued compensation related costs	(10,530)	(4,852)
Other liabilities	2,830	5,323
Net cash provided by operating activities	34,855	30,249

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(12,012)	(13,410)
Acquisitions and contingent purchase price (net of cash acquired)	(5,685)	(12,588)
Proceeds from sale of property, plant and equipment	20	366
Net cash used in investing activities	(17,677)	(25,632)

Cash flows from financing activities:
Borrowings under revolving credit agreement	15,253	—
Repayment of term loan	(3,485)	(1,726)
Scheduled repayment of long-term debt	(2,538)	(1,944)
Financing costs	—	(268)
Proceeds from issuance of Common Stock	595	788
Preferred stock dividends paid	(416)	(1,249)
		—
Net cash (used in) provided by financing activities	9,409	(4,399)

Increase in cash and cash equivalents	26,587	218
Cash and cash equivalents, at beginning of period	26,938	23,139
Cash and cash equivalents, at end of period	$53,525	$23,357

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Investments

We account for our investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Our investments are classified as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days and we intend to convert them into cash as necessary to meet our liquidity requirements in the next twelve months.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

Our investments consist of two auction rate securities (“ARS”) with a credit rating of either AA or AAA.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can sell or continue to hold the securities at par.  As of September 30, 2008, both investments failed at auction due to sell orders exceeding buy orders.  The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.  The Company’s ARS are reported at fair value.

The Company believes there has been no marked deterioration in the credit risk of the underlying securities in our auction rate portfolio.  However, given the deterioration in liquidity of the auction rate market during 2008, we recorded an unrealized loss on our securities in the amount of $0.2 million and $0.8 million, respectively, in the three and nine months ended September 30, 2008, respectively.  That estimated decline in fair value was calculated based upon a projected cash flow of the underlying securities, which is not necessarily indicative of the actual proceeds that could be received from sale of the securities on September 30, 2008.  Despite the decline in fair value, which was a component of comprehensive income, we anticipate that we will be able to convert these investments to cash at full par value on or before their maturity dates. As it may take in excess of twelve months to convert these investments to cash, management has reclassified these amounts to other assets on the balance sheet.  Further, the current illiquidity of these investments is not expected to impact our operating and capital expenditure needs.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008:

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Auction rate securities	—	—	6,750	6,750
Interest rate swaps	—	799	—	799

	$—	$799	$6,750	$7,549

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	—	171	—	171

	$—	$171	$—	$171

The following notes activities from assets with Level 3 inputs as of September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

For the three months ending September 30, 2008
Balance as of June 30, 2008	6,902
Total unrealized losses
Included in other comprehensive income	(152)
Purchases, issuances, and settlements
Transfers in and/or out of Level 3
Balance as of September 30, 2008	6,750
For the nine months ending September 30, 2008
Balance as of December 31, 2007	7,500
Total unrealized losses
Included in other comprehensive income	(750)
Purchases, issuances, and settlements
Transfers in and/or out of Level 3	—
Balance as of September 30, 2008	6,750

Auction Rate Securities

The fair values of our ARSs were estimated through discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs. The auctions for all of the ARSs held by us were unsuccessful as of September 30, 2008, resulting in our continuing to hold them beyond their typical auction reset dates and causing the level of inputs used to determine their fair values to be unobservable (level 3 inputs). As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three and nine months ended September 30, 2008, we recorded unrealized losses on our ARSs of $0.2 million and $0.8 million, respectively, which is reflected in accumulated other comprehensive income in our consolidated balance sheet.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Rate Swaps

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR, the hedged interest rate. There was no ineffectiveness relating to the interest rate swaps for the three months and nine months ended September 30, 2008, with the unrealized gains of $0.6 million reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap asset of $0.8 million is reported in other long-term assets, while the interest rate liability of $0.2 million is reported in accrued expenses on the Company’s balance sheet as of September 30, 2008.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories (continued)

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

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for non-employee members of the Board of Directors. At September 30, 2008, 4.7 million shares of common stock are authorized for issuance under the Company’s share-based compensation plans. Shares of common stock issued under the share-based compensation plans are released from the Company’s authorized shares. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors ranging from one to four years.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The Company follows the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. The Company recognized $1.2 million and $0.9 million in compensation expense for the three months periods ended September 30, 2008 and 2007, respectively. The Company recognized $3.4 million and $2.3 million in compensation expense for the nine months periods ended September 30, 2008 and 2007, respectively. Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the share based awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $1.5 million, of which $0.2 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of September 30, 2008 was $1.1 million, including $0.1 million in the current income tax provision for the three month period ended September 30, 2008. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2005 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance (continued)

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With

Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 163 will not have a material impact on the Company’s financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2008	2007

Cash paid during the period for:
Interest	$19,096	$22,830
Income taxes	11,437	8,761

Non-cash financing and investing activities:
Conversion of Series A Convertible Preferred Stock	$52,908	$—
Dividend on preferred stock	5,254	—
Issuance of notes in connection with acquistions	2,636	3,930
Issuance (cancellation) of restricted shares of common stock	890	14,750

NOTE D – ACQUISITIONS

During the three month period ended September 30, 2008, the Company acquired eight patient care centers for an aggregate purchase price of $5.0 million, consisting of $3.3 million in cash and $1.7 million in promissory notes. During the nine month period ended September 30, 2008 the Company acquired fifteen patient care centers for an aggregate purchase price of $7.4 million, consisting of $4.5 million in cash, $2.7 million in promissory notes, and a $0.2 million holdback.  During the three month period ended September 30, 2007, the Company acquired a distribution company, for which it paid an aggregate purchase price of $14.0 million, consisting of $11.0 million in cash, and a $3.0 million promissory note. During the nine month period ended September 30, 2007 the Company acquired 4 patient care centers, a distribution company, and a footwear company for an aggregate purchase price of $16.0 million, consisting of $12.0 million in cash, and $4.0 million in promissory notes.

The Company accounts for its acquisitions using the purchase method of accounting. In conjunction with the acquisitions completed during the nine months ended September 30, 2008, the Company recorded approximately $4.6 million of goodwill and $1.2 million of customer related intangible assets.  The results of operations for these acquisitions are included in the Company’s results of operations from their date of acquisition.  Pro forma results would not be materially different.

In connection with acquisitions, the Company occasionally agrees to pay contingent consideration if post-acquisition cash collection targets are reached that verify the value of the target negotiated at acquisition.  Contingent consideration is defined in the purchase agreement and is accrued based on attainment of these targets. In connection with these agreements, the Company made payments of $0.4 million and $0.2 million during the nine month periods ended September 30, 2008 and 2007, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired.  The Company estimates that it may pay up to a total of $4.0 million related to contingent consideration provisions in future periods.

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

The activity related to goodwill for the nine month period ended September 30, 2008 is as follows

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2007	$421,174	$38,388	$459,562
Additions due to acquisitions	7,055	1	7,056
Additions due to earnouts	427	—	427
Balance at September 30, 2008	$428,656	$38,389	$467,045

NOTE F – INVENTORY

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

(In thousands)	September 30, 2008	December 31, 2007
Raw materials	$30,584	$30,482
Work-in-process	35,968	32,641
Finished goods	19,035	19,105
	$85,587	$82,228

NOTE G – LONG-TERM DEBT

Long-term debt consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007

Term Loan	$223,064	$226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Revolving Credit Facility	15,253	—
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	9,440	9,342
	422,757	410,892
Less current portion	(3,507)	(5,691)
	$419,250	$405,201

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit.  As of September 30, 2008, the Company is in compliance with all such covenants. In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29,

NOTE G – LONG-TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

2008. LCPI ‘s total commitment is $17.8 million of our total $75.0 million dollar facility.  As of September 30, 2008, the Company had $38.2 million available under the revolving credit facility, net of LCPI’s $17.8 million commitment, $15.3 million already borrowed, and $3.7 million of outstanding letters of credit.  At September 30, 2008, the interest rate on the Revolving Credit Facility was 6.75%.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.50%.  At September 30, 2008, the interest rate on the Term Loan was 5.71%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

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

NOTE G – LONG-TERM DEBT (CONTINUED)

Debt Covenants

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2008, the Company was in compliance with all covenants under these debt agreements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits.  As of September 30, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.5 million.

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the Audit Committee and to conduct an independent investigation of the allegations.  The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers and included consideration of some of the allegations made in the Amended Complaint filed in certain class actions that are no longer pending before the court.  On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations.  In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter.  The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center.  Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements.  The West Hempstead facility generated $0.4 million and $0.5 million of net sales during the nine months ended September 30, 2008 and 2007, respectively, or less than 0.1% of the Company’s net sales for each quarter.

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

NOTE I — PREFERRED STOCK

In May 2006, the Company issued 50,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share to Ares Corporate Opportunities Fund, L.P. (“ACOF”).  The Series A Preferred provided for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. In June 2008, the average closing price of our common stock exceeded the forced conversion price of the Series A Preferred by 200% for a 20-trading day period, triggering an acceleration, pursuant to the Certificate of Designations of the Series A Preferred, of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of the Series A Preferred, in lieu of cash. On July 25, 2008, the Company notified the holder of the Series A Preferred of its election pursuant to the Certificate of Designations of the Series A Preferred to force the conversion of the Series A Preferred into 7,308,730 shares of common stock. The conversion of the Series A Preferred occurred on August 8, 2008.

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

NOTE J – NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2008	2007	2008	2007

Net income (loss)	$7,340	$5,409	$18,909	$12,286
Preferred stock dividends -Series A Convertible Preferred Stock	—	(416)	(5,670)	(1,249)
Net income (loss) applicable to common stock	$7,340	$4,993	$13,239	$11,037

Shares of common stock outstanding used to compute basic per common share amounts	27,004,581	22,606,453	24,300,945	22,399,221
Effect of dilutive restricted stock and options (1)	1,331,978	1,133,737	1,098,776	1,056,717
Effect of dilutive convertible preferred stock (2)	3,654,365	6,613,757	—	6,613,757
Shares used to compute dilutive per common share amounts	31,990,924	30,353,947	25,399,721	30,069,695

Basic income (loss) per share applicable to common stock	$0.27	$0.22	$0.54	$0.49
Diluted income (loss) per share applicable to common stock	0.23	0.18	0.52	0.41

(1) For the three and nine months ended September 30, 2008 and 2007, options to purchase 101,000, 881,727, 1,097,065, 1,097,065 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

(2) For the nine months ended September 30, 2008, excludes the effect of the conversion of Preferred Stock as it is considered anti-dilutive.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2008:

	September 30,
	2008	2007
Discount rate	6.25%	5.75%
Average rate of increase in compensation	3.00%	3.00%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

NOTE K – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

(In thousands)

Net benefit cost accrued at December 31, 2007	$8,269
Service cost	1,665
Interest cost	389
Net benefit cost accrued at September 30, 2008	$10,323

Net benefit cost accrued at December 31, 2006	$5,851
Service cost	1,562
Interest cost	252
Net benefit cost accrued at September 30, 2007	$7,665

NOTE L - STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant.  In 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. In May 2006, an additional 2.7 million shares of common stock were authorized for issuance. In May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan.  The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives.  These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees.  However, the quantity of restricted shares to be released under this grant is dependent on the diluted EPS for the twelve month period from July 1, 2007 through June 30, 2008.  The target EPS for this period was met, therefore, 100% of the performance-based restricted shares were released based on the four year vesting period. Note that the agreements which include these performance-based awards are expected to be renewed annually, at which time a new target performance period will be established.

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

During the nine months ended September 30, 2008, no options and 750 restricted shares were cancelled under the 2002 Stock Incentive and Bonus Plan. During the nine months ended September 30, 2007, 4,000 options and 24,500 restricted shares were cancelled under the 2002 Stock Incentive and Bonus Plan. At September 30, 2008, 1,425,919 shares of common stock were available for issuance.

Director Plans

In April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”).  The 2003 Directors’ Plan authorizes 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant.  In May 2007, the Company’s shareholders approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director.  The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year.  The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year.  The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan. During the three and nine months ended September 30, 2008 and 2007, no restricted shares or options were cancelled under the 2003 Directors’ Plan. At September 30, 2008, 141,623 shares of common stock were available for issuance.

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the nine months ended September 30, 2008 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73
Granted	25,000	12.18	66,742	12.59
Vested	(450,747)	8.47	(48,362)	9.40
Forfeited	(28,250)	8.84	—	—

Nonvested at September 30, 2008	1,016,690	$8.84	141,336	$11.19

During the three and nine month periods ended September 30, 2008, 208,185 and 499,109 restricted shares of common stock, with an intrinsic value of $2.0 million and $4.3 million, respectively, became fully vested.  As of September 30, 2008, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $9.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.  The aggregate granted shares have vesting dates through June 2012.

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(92,514)	7.54	(10,000)	18.63	—	—
Exercised	(181,982)	3.36	(7,649)	2.83	—	—

Outstanding at September 30, 2008	1,236,153	$12.51	135,464	$10.33	406,000	$5.95

Aggregate intrinsic value at September 30, 2008	$15,459,436		$1,398,320		$2,415,000
Weighted average remaining contractual term (years)	3.0		4.5		1.5

NOTE L - STOCK-BASED COMPENSATION (CONTINUED)

Options (continued)

The intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0.3 million and $0.6 million, respectively. Options exercisable under the Company’s share-based compensation plans at September 30, 2008 were 1.8 million shares with a weighted average exercise price of $10.84, an average remaining contractual term of 2.7 years, and an aggregate intrinsic value of $19.3 million.  Cash received by the Company related to the exercise of options during the three and nine months ended September 30, 2008 amounted to $0.2 million and $0.3 million, respectively. As of September 30, 2008, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of September 30, 2008 is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Weighted Average
Range of Exercise Prices			Options or Awards	Remaining Life (Years)	Exercise Price	Options or Awards	Remaining Life (Years)	Exercise Price
$ 1.64	to	$ 1.65	220,822	0.8	$1.64	220,822	0.8	$1.64
4.63	to	6.02	450,463	1.9	5.87	450,463	1.9	5.87
8.08	to	12.10	124,605	5.9	8.72	124,605	5.9	8.72
13.50	to	16.75	880,727	3.5	14.68	880,727	3.5	14.68
22.31	to	22.50	101,000	0.2	22.31	101,000	0.2	22.31
			1,777,617	2.7	$10.84	1,777,617	2.7	$10.84

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

NOTE M – SEGMENT AND RELATED INFORMATION (CONTINUED)

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

(In thousands)	Patient Care Centers	Distribution	Other	Consolidating Adjustments	Total

Three Months Ended September 30, 2008
Net sales
Customers	$157,217	$20,955	570	$—	$178,742
Intersegments	—	35,782	343	(36,125)	—
Depreciation and amortization	2,969	185	1,180	—	4,334
Income (loss) from operations	27,143	6,315	(13,346)	126	20,238
Interest (income) expense	(1,634)	1,765	7,874	—	8,005
Income (loss) before taxes	28,777	4,550	(21,220)	126	12,233

Three Months Ended September 30, 2007
Net sales
Customers	$143,986	$18,085	$272	$—	$162,343
Intersegments	—	32,538	86	(32,624)	—
Depreciation and amortization	3,054	89	800	—	3,943
Income (loss) from operations	25,462	5,572	(12,910)	441	18,565
Interest (income) expense	(1,628)	1,778	9,168	—	9,318
Income (loss) before taxes	27,090	3,794	(22,078)	441	9,247

(In thousands)

Nine Months Ended September 30, 2008
Net sales
Customers	$454,538	$60,967	$2,077	$—	$517,582
Intersegments	—	102,447	2,847	(105,294)	—
Depreciation and amortization	9,005	541	3,259	—	12,805
Income (loss) from operations	74,058	17,738	(36,625)	652	55,823
Interest (income) expense	(4,876)	5,320	23,864	—	24,308
Income (loss) before taxes	78,934	12,418	(60,489)	652	31,515

Total assets	777,933	92,534	(78,400)	—	792,067
Capital expenditures	7,552	328	4,132	—	12,012

Nine Months Ended September 30, 2007
Net sales
Customers	$418,967	$46,654	$939	$—	$466,560
Intersegments	—	93,113	652	(93,765)	—
Depreciation and amortization	9,105	256	2,208	—	11,569
Income (loss) from operations	68,623	13,908	(35,032)	1,292	48,791
Interest (income) expense	(4,884)	5,237	27,430	—	27,783
Income (loss) before taxes	73,507	8,671	(62,462)	1,292	21,008

Total assets	726,941	78,875	(68,321)	—	737,495
Capital expenditures	7,271	865	5,274	—	13,410

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

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient-care centers”), accounting for approximately 25% of the estimated $2.5 billion O&P patient-care market, in the United States. At September 30, 2008, we operated 677 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also create new products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three and nine month periods ended September 30, 2008, our net sales were $178.7 million and $517.6 million, respectively, and we recorded net income of $7.3 million and $18.9 million, respectively.

We conduct our operations primarily in two reportable segments – patient-care centers and distribution.  For the three months ended September 30, 2008, net sales attributable to our patient-care services segment and distribution segment were $157.2 million and $20.9 million, respectively. For the nine months ended September 30, 2008, net sales attributable to our patient-care services segment and distribution segment were $454.5 million and $61.0 million, respectively. See Note M to our consolidated financial statements contained herein for further information related to our segments.

Patient Care Services

As of September 30, 2008, we provided O&P patient care services through 677 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia.  Substantially all of our practitioners are certified, or candidates for formal certification, by the O&P industry certifying boards.

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 69 O&P businesses since 1997,  representing over 178 patient-care centers;

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

•                  selective application of new technology to improve patient care; and

•                  lobbying of government officials at both the state and federal level on issues important to Hanger, our patients, and the O&P industry.

Results

Net sales for the three months ended September 30, 2008 increased by $16.4 million, or 10.1%, to $178.7 million from $162.3 million in the prior year’s third quarter. The sales growth was primarily the result of a $10.5 million, or 7.3%, increase in same-center sales in our patient care business, a $2.9 million, or 15.9%, increase in sales of the Company’s distribution segment, and a $2.8 million increase related to acquired entities. Income from operations increased by $1.7 million, or 9.0%, to $20.2 million for the three months ended September 30, 2008, from $18.5 million in the same period in 2007.  Income from operations increased due principally to the increase in sales volume, and lower cost of goods, partially offset by higher selling, general and administrative costs.  Net income for the three months ended September 30, 2008 increased $2.9 million to $7.3 million, compared to net income of $5.4 million in the same period of the prior year.  The current period benefited from sales growth and lower interest costs.

Net sales for the nine months ended September 30, 2008 increased by $51.0 million, or 10.9%, to $517.6 million from $466.6 million for the same period in the prior year.  The sales growth was principally the result of a $28.6 million, or 6.9%, increase in same-center sales in our patient care business, a $9.4 million, or 21.1%, increase in sales of the Company’s distribution segment, and a $12.0 million increase related to acquired entities. Income from operations increased by $7.0 million for the nine months ended September 30, 2008, to $55.8 million, or 10.8% of net sales, from $48.8 million, or 10.5% of net sales, in the same period in 2007.  Income from operations increased due principally to the increase in sales volume allowing us to leverage our relatively fixed labor costs.  Net income for the nine months ended September 30, 2008 increased $6.6 million to $18.9 million, compared to net income of $12.3 million in the same period of the prior year.  The current period benefited from the sales volume increase and lower interest costs.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations are based upon our consolidated financial statements. The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

September 30, 2008	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Commercial and other	$40,675	$8,208	$5,962	$54,845
Private pay	3,586	1,462	1,170	6,218
Medicaid	9,881	2,632	1,731	14,244
Medicare	20,396	1,727	1,250	23,373
VA	1,440	174	52	1,666
	$75,978	$14,203	$10,165	$100,346

December 31, 2007	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Commercial and other	$41,806	$9,561	$6,836	$58,203
Private pay	3,124	1,326	1,266	$5,716
Medicaid	8,506	2,320	2,084	$12,910
Medicare	20,557	2,622	1,603	$24,782
VA	1,140	196	135	$1,471
	$75,133	$16,025	$11,924	$103,082

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Auction rate securities	—	—	6,750	6,750
Interest rate swaps	—	799	—	799

	$—	$799	$6,750	$7,549

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	—	171	—	171

	$—	$171	$—	$171

Auction rate securities: The fair values of our ARSs were estimated through discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs.  The auctions for all of the ARSs then held by us were unsuccessful as of September 30, 2008, resulting in our continuing to hold them beyond their typical auction reset dates and causing the level of inputs used to determine their fair values to be unobservable (level 3 inputs). As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three and nine months ended September 30, 2008, we recorded an unrealized loss on our ARSs of $0.2 million and $0.8 million, respectively, which is reflected in accumulated other comprehensive income in our consolidated balance sheet.

Interest rate swaps: In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three and nine months ended September 30, 2008, with all of the unrealized gains of $0.6 million reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap asset of $0.8 million is reported in other long-term assets, while the interest rate liability of $0.2 million is reported in accrued expenses on the Company’s balance sheet as of September 30, 2008.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  SFAS 163 will not have a material impact on the Company’s financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.0	49.3	49.2	49.6
Selling, general and administrative	37.2	36.9	37.5	37.5
Depreciation and amortization	2.4	2.4	2.5	2.5
Income from operations	11.4	11.4	10.8	10.5
Interest expense, net	4.5	5.7	4.7	6.0
Income before taxes	6.9	5.7	6.1	4.5
Provision for income taxes	2.8	2.4	2.4	1.9
Net income	4.1	3.3	3.7	2.6

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Sales.  Net sales for the three months ended September 30, 2008 increased by $16.4 million, or 10.1%, to $178.7 million from $162.3 million in the prior year’s third quarter. The sales growth was primarily the result of a $10.5 million, or 7.3%, increase in same-center sales in our patient care business, a $2.9 million, or 15.9%, increase in sales of the Company’s distribution segment, and a $2.8 million increase related to acquired entities.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2008 was $87.6 million, an increase of $7.6 million, over $80.0 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold as a percentage of net sales improved 0.3% to 49.0% for the three months ended September 30, 2008.  The improvement is primarily due to improved material costs.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $6.7 million to $66.6 million from $59.9 million, for the three months ended September 30, 2008.  The increase was result of (i) $2.2 million of increased personnel costs, which includes approximately $0.8 million of merit increases, (ii) a $1.6 million increase in variable compensation accruals, (iii) $1.2 million of higher health care costs, (iv) a $1.0 million increase related to acquisitions, (v) a $0.6 million increase in occupancy expenses, and (vi) $0.8 million of bad debt expense, offset by a $0.7 million decrease in other overhead costs.  Selling, general, and administrative expenses as a percentage of net sales increased 0.3% from 36.9% for the three months ended September 30, 2007 to 37.2% for the three months ended September 30, 2008.  This change is primarily due to increased personnel and health insurance costs and increases in incentive compensation accruals.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2008 increased $0.4 million to $4.3 million from $3.9 million for the same period in the prior year.  The increase is a result of depreciation related to investments in infrastructure and leasehold improvements as well as amortization of acquired intangible assets.

Income from Operations.  The increase in net sales resulted in income from operations increasing  $1.6 million to $20.2 million for the three months ended September 30, 2008.  Income from operations, as a percentage of net sales, was 11.4% for each of the three month periods ended September 30, 2008 and 2007.

Interest Expense.  Interest expense in the three months ended September 30, 2008 decreased $1.3 million to $8.0 million from $9.3 million in the three months ended September 30, 2007 due to a decrease in variable interest rates.

Income Taxes.  An income tax provision of $4.9 million was recognized for the three months ended September 30, 2008 compared to a provision of $3.8 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate for the three months ended September 30, 2008 was 40.0% compared to 41.5% for the three months ended September 30, 2007.  The effective tax rate for the three month periods ended September 30, 2008 and 2007 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $7.3 million for the three months ended September 30, 2008, compared to $5.4 million for the same period in the prior year.

Nine months Ended September 30, 2008 Compared to the Nine months Ended September 30, 2007

Net Sales.  Net sales for the nine months ended September 30, 2008 increased by $51.0 million, or 10.9%, to $517.6 million from $466.6 million for the nine months ended September 30, 2007. The sales growth was principally the result of a $28.6 million, or 6.9%, increase in same-center sales in our patient care business, a $9.4 million, or 21.1%, increase in sales of the Company’s distribution segment, and a $12.0 million increase related to acquired entities.

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2008 was $254.9 million, an increase of $23.4 million, or 10.1%, over $231.5 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold as a percentage of net sales improved to 49.2% in 2008 from 49.6% in 2007. The improvement is a result of leveraging the labor portion of cost of goods sold over a larger sales volume and improved material costs.

Selling, General and Administrative.  Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by $19.3 million to $194.0 million from $174.7 million, for the nine months ended September 30, 2008. The increase was a result of: (i) $6.2 million of increased personnel costs, which includes approximately $2.2 of merit increases; (ii) a $4.5 million increase in variable compensation; (iii) $2.5 million of increased health costs; (iv) a $2.3 million increase related to acquisitions; (v) $2.1 million of additional investment in growth initiatives; and (vi) $1.7 million increase in general overhead, primarily comprised of rent and occupancy expenses. Selling, general, and administrative costs as a percentage of net sales remained consistent at approximately 37.5 % of net sales each period.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2008 was $12.8 million, a $1.2 million increase from $11.6 million for the nine months ended September 30, 2007.  The increase is a result of depreciation related to investment in infrastructure and leasehold improvements as well as amortization of acquired intangible assets.

Income from Operations.  Principally due to the increase in net sales, income from operations increased $7.0 million to $55.8 million for the nine months ended September 30, 2008.  Income from operations, as a percentage of net sales, improved to 10.8% for the nine months ended September 30, 2008, versus 10.5% for the prior year’s comparable period.  Income from operations as a percentage of net revenues improved due to leveraging fixed labor costs over a relatively greater sales volume.

Interest Expense.  Interest expense in the nine months ended September 30, 2008 decreased to $24.3 million compared to $27.8 million in the nine months ended September 30, 2007 due to a decrease in variable interest rates.

Income Taxes.  An income tax provision of $12.6 million was recognized for the nine months ended September 30, 2008 compared to a provision of $8.7 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate for the nine months ended September 30, 2008 was 40.0% compared to 41.5% for the nine months ended September 30, 2007.  The effective tax rate for the nine month periods ended September 30, 2008 and 2007 consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $18.9 million for the nine months ended September 30, 2008, compared to $12.3 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at September 30, 2008 was $192.9 million compared to $165.8 million at December 31, 2007.  Working capital increased principally as a result increases in operating income and continued strong cash collections.  Cash flows provided by operations of $34.9 million for the nine months ended September 30, 2008 compared favorably to $30.2 million of cash provided by operations in the same period of the prior year, primarily due to the increase in net income during the period.   Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the nine months ended September 30, 2008, decreased to 50 days, compared to 57 days for the same period last year.  The decrease in DSO is due to a continued effort at our patient-care centers to target collections.

Net cash used in investing activities was $17.7 million for the nine months ended September 30, 2008, versus $25.6 million for the same period in the prior year.  Cash used in investing activities in the current period included $12.0 million related to the purchase of computer related assets, machinery and equipment and leasehold improvements and $5.7 million related to acquisitions of patient-care centers.  In conjunction with the acquisitions completed during the nine months ended September 30, 2008, the Company recorded approximately $7.0 million of goodwill.

Net cash provided by financing activities was $9.4 million for the nine months ended September 30, 2008, compared to $4.4 million used in financing activities for the nine months ended September 30, 2007.  The increase in cash provided by financing activities was primarily due to a net borrowing against our revolving credit facility of $15.3 million offset by payments against our term loan and long-term debt of approximately $6.0 million.

Investments

Our investments consist of two auction rate securities (“ARS”) with a credit rating of either AA or AAA.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.

At the reset date, investors can sell or continue to hold the securities at par.  As of September 30, 2008, both investments failed at auction due to sell orders exceeding buy orders.  The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.  The Company’s ARS are reported at fair value.

The Company believes there has been no market deterioration in the credit risk of the underlying securities in our auction rate portfolio.  However, given the deterioration in liquidity of the auction rate market during 2008, we recorded an unrealized loss on our securities in the amount of $0.2 million and $0.8 million, respectively, in the three and nine months ended September 30, 2008, respectively.  That estimated decline in fair value was calculated based upon a projected cash flow of the underlying securities, which is not necessarily indicative of the actual proceeds that could be received from sale of the securities on September 30, 2008.  Despite the decline in fair value., which was a component of comprehensive income, we anticipate that we will be able to convert these investments to cash at full par value on or before their maturity dates As it may take in excess of twelve months to convert these investments to cash, management has reclassified these amounts to other assets on the balance sheet.  Further, the current illiquidity of these investments is not expected to impact our operating and capital expenditure needs.

Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007
Term Loan	$223,064	$226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Revolving Credit Facility	15,253	—
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	9,440	9,342
	422,757	410,892
Less current portion	(3,507)	(5,691)
	$419,250	$405,201

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit.

As of September 30, 2008, the Company is in compliance with all such covenants. In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI ‘s total commitment is $17.8 million of our total $75.0 million dollar facility.  As of September 30, 2008, the Company had $38.2 million available under the revolving credit facility, net of LCPI’s $17.8 million commitment, $15.3 million already borrowed, and $3.7 million of outstanding letters of credit.  At September 30, 2008, the interest rate on the Revolving Credit Facility was 6.75%.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly payments which commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrence, asset sales or other events as defined in the credit agreement. The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.50%. At September 30, 2008, the interest rate on the Term Loan was 5.71%. The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.

Interest Rate Swaps

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR, the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three months and nine months ended September 30, 2008, with the unrealized gains of $0.6 million reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap asset of $0.8 million is reported in other long-term assets, while the interest rate liability of $0.2 million is reported in accrued expenses on the Company’s balance sheet as of September 30, 2008.

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

Debt Covenants

The terms of the Senior Notes and the Revolving Credit Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2008, the Company was in compliance with all covenants under these debt agreements.

Preferred Stock

In June 2008, the Company’s average closing price of its common stock price exceeded the Company’s forced conversion price of the Series A Convertible Preferred Stock by 200% for a 20-trading day period, triggering an acceleration of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of preferred stock, in lieu of cash.  On July 25, 2008, the Company notified the holder of Series A Preferred of its election to force the conversion of the Series A Preferred into 7,308,730 shares of common stock.  The conversion of the preferred shares to common stock occurred on August 8, 2008.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2008:

	Payments Due by Period
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$992	$3,006	$4,225	$19,489	$4,134	$390,911	$422,757
Interest payments on long-term debt	12,611	32,115	31,857	31,101	30,346	30,315	168,345
Operating leases	8,145	30,565	23,840	18,180	12,700	13,675	107,105
Capital leases and other long-term obligations (1)	1,080	1,513	1,402	1,601	1,535	8,682	15,813
Total contractual cash obligations	$22,828	$67,199	$61,324	$70,371	$48,715	$443,583	$714,020

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of September 30, 2008 comprised of $3.5 million of unrecognized tax benefits, of which $1.5 million is expected to be settled in the fiscal year 2008, with the remainder expected to be settled thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of September 30, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.5 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At September 30, 2008, all our outstanding debt, with the exception of the Revolving Credit Facility and $73.0 million of the Term Loan, is subject to a fixed interest rate. (See Item 3, Quantitative and Qualitative Disclosures about Market Risk, below.)

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

ITEM 3.             Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼ % Senior Notes, Term Loan, and Subordinated Seller Notes.  As of September 30, 2008, we have cash flow exposure to the changing interest rate on the Term Loan and Revolving Credit Facility.  The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with an outstanding balance of $15.3 million at September 30, 2008, as discussed in Note G of the Notes to Consolidated Financial Statements included in this report.  The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At September 30, 2008, we had one contract outstanding which fixed LIBOR at 5.71% and expired on October 30, 2008.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis as of September 30, 2008 of our financial instruments that are sensitive to changes in interest rates.  The table demonstrates the change in estimated annual cash flow related to the outstanding balance under the Interest Rate Swap, Term Loan, and the Revolving Credit Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$9,391	$10,506	$11,622	$12,737	$13,852	$14,968	$16,083
Revolving Credit Facility	801	877	953	1,030	1,106	1,182	1,258
Interest Rate Swap	(679)	(603)	(526)	(450)	(374)	(297)	(221)

	$8,712	$9,904	$11,095	$12,287	$13,479	$14,670	$15,862

ITEM 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We derived 40.6% and 41.1% of our net sales for the three months ended September 30, 2008 and 2007, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Veterans Affairs. For the nine months ended September 30, 2008 and 2007, we derived 40.0% and 40.8%, respectively, in reimbursements from the programs administered by Medicare, Medicaid, and the U.S. Veterans Affairs. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations.

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

Funds associated with certain of our auction rate securities are not currently accessible and our auction rate securities may experience another than temporary decline in value, which would adversely affect our income.

Our investments are comprised two auction rate securities (“ARS”) reported at an aggregate fair value of $6.7 million and an aggregate cost of $7.5 million, as of September 30, 2008.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, investors can sell or continue to hold the securities at par.  The auctions for all of the ARS held by us were unsuccessful as of September 30, 2008.  Therefore, based on an analysis of other-than-temporary impairment factors, we recorded an unrealized loss within accumulated other comprehensive income, a component of shareholders’ equity, of approximately $0.8 million at September 30, 2008 related to these auction rate securities.  Although we believe that the decline in the fair market value of these securities is temporary, if the decline in value were ultimately deemed to be other than temporary, it would result in a loss being recognized in our statement of operations, which could be material.  The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Fluctuations in the stock market as well as general economic and market conditions may harm the market price of our common stock and you may lose all or part of your investment.

The market price of our common stock has been subject to significant fluctuation. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors, including:

•                  actual or anticipated quarterly fluctuations in our financial results, particularly if they differ from investors’ expectations;

•                  changes in financial estimates and recommendations by securities analysts;

•                  general economic, market, and political conditions, including war or acts of terrorism, not related to our business;

•                  actions of our competitors and changes in the market valuations, strategy, and capability of our competitors;

•                  our ability to successfully integrate acquisitions and consolidations; and

•                  changes in healthcare regulations and the prospects of our industry.

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of our common stock, regardless of our operating results.

ITEM 6.             Exhibits

(a)                                Exhibits. The following exhibits are filed herewith:

Exhibit No.	Document

3.1	Amendment to Bylaws of the Registrant (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement, dated April 3, 2008).

3.2	Amended and Restated Bylaws of the Registrant (Filed herewith).

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: November , 2008
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November , 2008
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November , 2008
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)