Form 10-K
period 2008-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2009-02-27
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	84-0904275 (I.R.S. Employer Identification No.)
Two Bethesda Metro Center (Suite 1200), Bethesda, MD (Address of principal executive offices)	20814 (Zip Code)

Registrant's phone number, including area code: (301) 986-0701

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☑

         State the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $383,173,430

         As of February 18, 2009, the registrant had 31,029,835 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

INDEX

Hanger Orthopedic Group, Inc.

Exhibits, including certifications of CEO and CFO

PART I

ITEM 1.    BUSINESS.

Business Overview

General

        We are the largest owner and operator of orthotic and prosthetic ("O&P") patient-care centers ("patient-care centers") in the United States, accounting for approximately 27% of the estimated $2.6 billion O&P patient-care market. At December 31, 2008, we operated 668 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners ("practitioners"). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. ("SPS"), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create new products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. ("IN, Inc.") for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC ("Linkia"), develops programs to manage all aspects of O&P patient care for large private payors.

        For the years ended December 31, 2008, 2007, and 2006, our net sales were $703.1 million, $637.4 million, and $598.8 million, respectively. We recorded net income of $26.7 million, $19.3 million, and $3.4 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

        We conduct our operation in two segments-patient care services and distribution. For the year ended December 31, 2008, net sales attributable to our patient-care services segment and distribution segment were $620.0 and $80.7 million, respectively, and for the year ended December 31, 2007, net sales attributable to our patient-care services segment and distribution segment were $571.7 million and $64.4 million, respectively. For the year ended December 31, 2006, net sales attributable to our patient-care services segment and distribution segment were $543.2 million and $55.4 million, respectively. See Note P to our consolidated financial statements contained herein elsewhere in this Annual Report on Form 10-K for financial information about our segments.

Industry Overview

        We estimate that the O&P patient care market in the United States is approximately $2.6 billion, of which we account for approximately 27%. The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any of our patient care competitors account for a market share of more than 2% of the country's total estimated O&P patient care services revenue.

        The care of O&P patients is part of a continuum of rehabilitation services including diagnosis, treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician's diagnosis. A patient's course of treatment is generally determined by an orthopedic surgeon, vascular surgeon or physiatrist, who writes a prescription and refers the patient to an O&P patient care services provider for treatment. A practitioner then, using the prescription, consults with both the referring physician and the patient to formulate the design of an orthotic or prosthetic device to meet the patient's needs.

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

Competitive Strengths

        We believe the combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

  •
  Leading market position, with an approximate 27% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

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

  •
  History of successful integration of small and medium-sized O&P business acquisitions, including 76 O&P businesses since 1997, representing over 181 patient-care centers;

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

  •
  Supported our patients' efforts to pass "The Prosthetic Parity Act" in 11 states;

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

  •
  continuing periodic patient evaluations to gauge patients' device and service satisfaction;

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

  •
  increasing our volume of business through enhanced comprehensive marketing programs aimed at referring physicians and patients, such as our Patient Evaluation Clinics program, which reminds patients to have their devices serviced or replaced and informs them of technological improvements of which they can take advantage; and our "People in Motion" program which introduces potential patients to the latest O&P technology;

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

Business Description

Patient Care Services

        As of December 31, 2008, we provided O&P patient care services through 668 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or are candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely manage each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        An attending physician determines a patient's treatment, writes a prescription and refers the patient to one of our patient-care centers. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the formulation of the prescription for, and design of, an orthotic or prosthetic device to meet the patient's need.

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

        Custom devices are fabricated by our skilled technicians using the plaster castings, measurements and designs made by our practitioners as well as utilization of our proprietary Insignia system. The Insignia system replaces plaster casting of a patient's residual limb with the generation of a computer scanned image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities. After final adjustments to the device by the practitioner, the patient is instructed in the use, care and maintenance of the device. Training programs and scheduled follow-up and maintenance visits are used to provide post-fitting treatment, including adjustments or replacements as the patient's physical condition and lifestyle change.

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

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market For the year ended December 31, 2008, 37.1% or approximately $80.7 million of SPS' distribution sales were to third-party O&P services providers, and the balance of approximately $136.7 million represented intercompany sales to our patient-care centers. SPS maintains in inventory approximately 25,000 O&P related items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Product Development

        IN, Inc. specializes in product development principally in the field of functional electrical stimulation. IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc's. first product, the WalkAide System ("WalkAide"), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. Additionally, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society which honors outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. In November 2008, the Centers for Medicare and Medicaid Services overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

Provider Network Management

        Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia's network now totals over 1,000 O&P provider locations. As of December 31, 2008, Linkia had nine contracts with national and regional providers.

Reimbursement

        The principal reimbursement sources for our O&P services are:

  •
  private payor/third-party insurer sources, which consist of individuals, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation programs and similar sources;

  •
  Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in fee schedules for 10 regional service areas;

  •
  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

  •
  the U.S. Department of Veterans Affairs.

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 39.7%, 40.3%, and 41.1% of our net sales in 2008, 2007, and 2006, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban ("CPIU") unless congress acts to change or eliminate the adjustment. The Medicare price increases for 2008 and 2007 were 2.7% and 4.3%, respectively. Effective January 1, 2009, the Medicare price increase was 5.0%. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

        We enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third-party payor. These contracts typically have a stated term of one to three years. These contracts generally may be terminated without cause by either party on 60 to 90 days' notice or on 30 days' notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered. Renewals can be impacted by competition from small independent O&P providers who from time to time will accept contracts with below market reimbursement in order to gain market share.

        Through the normal course of business, we receive patient deposits on devices not yet delivered. At December 31, 2008 and 2007, we had received $0.9 million and $0.8 million, respectively, of deposits from our patients.

Suppliers

        We purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from in excess of 400 suppliers across the country. These devices, components and materials are used in the products we offer in our patient-care centers throughout the country. Currently, only four of our third-party suppliers accounted for more than 5% of our total patient care purchases. In addition, four of our purchased products accounted for a significant portion of total purchases from four of our existing suppliers.

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

        We have developed a centralized marketing department the goal of which is to augment the responsibilities of the individual practitioner, enabling the practitioner to focus more of his or her efforts on patient care. Our sales and marketing effort targets the following:

  •
  Marketing and Public Relations.  Our objective is to increase the visibility of the "Hanger" name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

  •
  Business Development.  We have dedicated personnel in most of our regions of operation who are responsible for arranging seminars, clinics and forums to educate and consult with patients and to increase the individual communities' awareness of the "Hanger" name. These business development managers ("BDM") also meet with local referral and contract sources to help our practitioners develop new relationships in their markets.

  •
  Insurance Contracts.  Linkia is actively seeking contracts with national insurance companies to manage their network. We also have regional contract managers who negotiate with hospitals and regional payors.

  •
  Other Initiatives.  We are constantly seeking and developing new technology and products to enable us to provide the highest quality patient-oriented care. We continue to use our Insignia laser scanning system, which enables our practitioners to create and modify a computer-based scan of patients' limbs to create more comprehensive patient records and a better prosthetic fit. Due to the improvement Insignia offers to our patient care, it has been an effective marketing tool for our practitioners. During 2006, the Company launched the WalkAide system for treatment of a condition commonly referred to as dropfoot. Management believes the product can broaden our traditional customer base and through distribution agreements will allow the Company to enter international markets.

Acquisitions

        In 2008, we acquired 13 O&P companies and related businesses operating a total of 19 patient care centers in California, Colorado, Florida, Louisiana, Maine, New York, Ohio, and Washington. The aggregate purchase price for these O&P businesses, excluding potential contingent consideration provisions, was $13.5 million. In 2007, we acquired seven O&P companies and related businesses operating a total of 13 patient-care centers in Arizona, Texas, Florida, Tennessee, Utah, Maryland, and West Virginia. The aggregate purchase price for these O&P businesses, excluding potential contingent consideration provisions, was $6.1 million. In addition, during 2007 SPS acquired certain assets of SureFit LLC for $14.0 million, excluding potential contingent consideration provisions. SureFit is a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market.

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

Government Regulation

        We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, policies and procedures, manuals, and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business. In November 2003, Congress legislated a three-year freeze on Medicare reimbursement levels for all O&P services starting January 1, 2004. The effect of this legislation has been a downward pressure on our income from operations, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects. During 2006, Congress enacted legislation that increased Medicare reimbursement levels by approximately 4.3% effective January 1, 2007. During 2007, Congress enacted legislation that increased Medicare reimbursement levels by approximately 2.7% effective January 1, 2008. During 2008, Congress enacted legislation that increased Medicare reimbursement levels by approximately 5.0% effective January 1, 2009. There can be no assurance that future changes will not reduce Medicare reimbursements for O&P services and products from these sources.

        Medical Device Regulation.    We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act ("FDCA") and accompanying regulations. With the exception of two products which have been cleared for marketing as prescription medical devices under section 510(k) of the FDCA, we believe that the products we distribute, including O&P medical devices, accessories and components, are exempt from the FDA's regulations for pre-market clearance or approval requirements and from requirements relating to quality system regulation (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, establishment registration, and product listing; and we are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Our medical device operations are subject to inspection by the FDA for compliance with applicable FDA requirements, and the FDA has raised compliance concerns in connection with these investigations. We believe we have addressed these concerns and are in compliance with applicable FDA requirements, but we cannot assure that we will be found to be in compliance at all times. Non-compliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results of operations.

        Fraud and Abuse.    Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs, including Medicare, Medicaid, U.S. Department of Veterans Affairs health programs and the Department of Defense's TRICARE program, formerly known as CHAMPUS. These laws, which include but are not limited to, antikickback laws, false claims laws, physician self-referral laws, and federal criminal healthcare fraud laws, are discussed in further detail below. We believe our billing practices, operations, and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure that such requirements will not be interpreted by a governmental authority in a manner inconsistent with our interpretation and application. The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations and/or refund payments to the government. Such refunds could be significant and could also lead to the imposition of significant penalties. Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management's attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

        Antikickback Laws.    Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal healthcare program (including Medicare, Medicaid, the U.S. Department of Veterans Affairs health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of the renumeration is to induce referrals or other business.

        Recognizing that the Antikickback Statute is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services has developed regulations addressing certain business arrangements that will offer protection from scrutiny under the Antikickback Statute. These "Safe Harbors" describe activities which may be protected from prosecution under the Antikickback Statute, provided that they meet all of the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the Antikickback Statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

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

        HIPAA Violations.    The Health Insurance Portability and Accountability Act ("HIPAA") provides criminal penalties for, among other offenses: health care fraud; theft or embezzlement with respect to a health care benefit program; false statements in connection with the delivery of or payment for health care benefits, items or services; and obstruction of criminal investigation of health care offenses. Unlike other federal laws, these offenses are not limited to Federal health care programs.

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

        Physician Self-Referral Laws.    We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare physician self-referral law (the "Stark Law") (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for "designated health services"—including prosthetic and orthotic devices and supplies—if the physician or the physician's immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. An entity that furnishes designated health services pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such designated health services. Penalties for violating the Stark Law include denial of payment for the service, an obligation to refund any payments received, civil monetary penalties, and the possibility of being excluded from the Medicare or Medicaid programs.

        With respect to ownership/investment interests, there is an exception under the Stark Law for referrals made to a publicly traded entity in which the physician or the physician's immediate family member has an investment interest if the entity's shares are generally available to the public at the time of the designated health service referral, and are traded on certain exchanges, including the New York Stock Exchange, and the entity had shareholders' equity exceeding $75.0 million for its most recent fiscal year or as an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians who have ownership interests in our stock, or whose immediate family members have ownership interests in our stock, should not result in liability under the Stark Law.

        With respect to compensation arrangements, there are exceptions under the Stark Law that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer patients for designated health services. Unlike the Antikickback Statute, all of the elements of a Stark Law exception must be met in order for the exception to apply. We believe that our compensation arrangements with physicians comply with the Stark Law, either because the physician's relationship fits fully within a Stark Law exception or because the physician does not generate prohibited referrals. If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to sanctions under the Stark Law and applicable state self-referral laws. State self-referral laws may extend the prohibitions of the Stark Law to Medicaid beneficiaries.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2008, we had an average of 3,211 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Residents	Technicians	Administrative	Distribution	Corporate and Shared Services
Hanger Prosthetics & Orthotics, Inc.	1,022	83	502	1,116	—	—
Southern Prosthetic Supply, Inc.	—	—	—	—	189	—
Hanger Orthopedic Group, Inc.	—	—	—	—	—	299

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

Insurance

        We currently maintain insurance coverage for malpractice liability, product liability, workers' compensation, executive protection and property damage. Our general liability insurance coverage is $1.0 million per incident, with a $25.0 million umbrella insurance policy. The coverage for malpractice, product and workers' compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

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

        For a discussion of important risk factors affecting our business, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see "Item 1A-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We do not have any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We derived 39.7%, 40.3%, and 41.1% of our net sales for the years ended December 31, 2008, 2007, and 2006, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban ("CPIU") unless Congress acts to change or eliminate the adjustment. The Medicare price increases for 2008 and 2007 were 2.7% and 4.3%, respectively.

Effective January 1, 2009, the Medicare price increase was 5.0%. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

        A failure by us to comply with the numerous federal, state and/or local healthcare and other governmental regulations to which we are subject, including the regulations discussed under "Government Regulation" in Item 1 above, could result in significant penalties and adverse consequences, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business.

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

Funds associated with certain of our auction rate securities are not currently accessible and our auction rate securities have experienced other than temporary decline in value, which could adversely affect our income.

        Our investments include two auction rate securities ("ARS") reported at an aggregate fair value of $5.5 million and an aggregate cost of $7.5 million, as of December 31, 2008. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can attempt to sell via auction or continue to hold the securities at par. The auctions for all of the ARS held by us were unsuccessful as of December 31, 2008. The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        As of December 31, 2008, we operated 668 patient-care centers and facilities in 45 states and the District of Columbia. We own 18 buildings that house a patient-care center. The remaining centers are occupied under leases expiring between the years of 2009 and 2019. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

        The following table sets forth the number of our patient-care centers located in each state as of December 31, 2008:

State	Patient-Care Centers	State	Patient-Care Centers	State	Patient-Care Centers
Alabama	11	Louisiana	14	North Carolina	13
Arizona	39	Maine	4	North Dakota	2
Arkansas	5	Maryland	10	Ohio	36
California	76	Massachusetts	9	Oklahoma	11
Colorado	22	Michigan	6	Oregon	13
Connecticut	10	Minnesota	6	Pennsylvania	29
Delaware	1	Mississippi	11	South Carolina	13
District of Columbia	1	Missouri	22	South Dakota	1
Florida	53	Montana	5	Tennessee	15
Georgia	32	Nebraska	8	Texas	28
Illinois	24	Nevada	7	Utah	2
Indiana	12	New Hampshire	2	Virginia	8
Iowa	8	New Jersey	8	Washington	15
Kansas	13	New Mexico	7	West Virginia	7
Kentucky	10	New York	25	Wisconsin	12
				Wyoming	2

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

        On June 15, 2004, the Company announced that one employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility. On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company's Board of Directors had engaged a law firm to serve as independent counsel to the Audit committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company's other patient-care centers. On June 17, 2004, the U.S. Attorney's Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee's investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

        Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company's financial statements. The West Hempstead facility generated $0.5 million and $0.6 million net sales during 2008 and 2007, respectively, or less than 0.1% of the Company's net sales for each year.

        It should be noted that additional regulatory inquiries may be raised relating to the Company's billing activities at other locations. No assurance can be given that the final results of the regulatory agencies' inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company's financial statements.

        The Company is also party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on the Company's financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	63	Chairman of the Board
Thomas F. Kirk	63	President and Chief Executive Officer
Richmond L. Taylor	60	Executive Vice President, President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc.
George E. McHenry	56	Executive Vice President and Chief Financial Officer
Vinit K. Asar	42	Executive Vice President and Chief Growth Officer
Ron N. May	62	President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
Thomas C. Hofmeister	42	Vice President and Chief Accounting Officer
Kenneth J. Abod	44	Vice President and Treasurer
Marion L. Mullauer	56	Vice President and Chief Information Officer
Brian A. Wheeler	48	Vice President, Human Resources

        Ivan R. Sabel, CPO has been our Chairman of the Board of Directors since August 1995 and was our Chief Executive Officer from August 1995 until March 2008. Mr. Sabel was our President from November 1987 to January 2002. Mr. Sabel also served as the Chief Operating Officer from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President, Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by us in 1986. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a former clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Government Relations Committee of the American Orthotic and Prosthetic Association ("AOPA"), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee, a current member of the U.S. Department of Veterans Affairs Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves as a member of the Medical Advisory Board of DJ Orthopedics, Inc., a manufacturer of knee braces. Mr. Sabel has been a director since 1986. Mr. Sabel holds a B.S. in Prosthetics and Orthotics from New York University.

        Thomas F. Kirk has been our President and Chief Executive Officer since March 2008. Mr. Kirk also served as our Chief Operating Officer from January 2002 until March 2008. From September 1998 to January 2002, Mr. Kirk was a principal with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.), a management consulting company retained by Hanger to facilitate its reengineering process. From May 1997 to August 1998, Mr. Kirk served as Vice President, Planning, Development and Quality for FPL Group, a full service energy provider located in Florida. From April 1996 to April 1997, he served as Vice President and Chief Financial Officer for Quaker Chemical Corporation in Pennsylvania. From December 1987 to March 1996, he served as Senior Vice President and Chief Financial Officer for Rhone-Poulenc, S.A. in Princeton, New Jersey and Paris, France. From March 1977 to November 1987, he was employed by St. Joe Minerals Corp., a division of Fluor Corporation. Prior to this he held positions in sales, commercial development, and engineering with Koppers Co., Inc. Mr. Kirk holds a Ph.D. degree in strategic planning/marketing, and an M.B.A. degree in finance, from the University of Pittsburgh. He also holds a Bachelor of Science degree in mechanical engineering from Carnegie Mellon University. He is a registered professional engineer and a member of the Financial Executives Institute.

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

        Vinit K. Asar joined us as our Executive Vice President and Chief Growth Officer in December 2008. Mr. Asar comes to Hanger from the Medical Device & Diagnostic sector at Johnson and Johnson, having worked at the Ethicon, Ethicon-Endo-Surgery, Cordis and Biosense Webster franchises. During his 18 year career at Johnson and Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing, Marketing and Sales in the US and in Europe. Prior to joining Hanger, Mr. Asar was the Worldwide Vice-President at Biosense Webster, the Electrophysiology division of Johnson and Johnson, responsible for the Worldwide Sales, Marketing and Services organizations. Mr. Asar has a B.S.B.A from Aquinas College and an M.B.A. from Lehigh University.

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

        Thomas C. Hofmeister joined us in October of 2004 as our Vice President of Finance and Chief Accounting Officer and was previously employed as the Chief Financial Officer of Woodhaven Health Services from October 2002 through October 2004. Prior to that, Mr. Hofmeister served as Senior Vice President and Chief Accounting Officer of Magellan Health Services, Inc. from 1999 to 2002; Controller of London Fog Industries, Inc. from 1998 to 1999 and Vice President and Controller of Pharmerica, Inc. from 1995 to 1998. Mr. Hofmeister was also employed as a senior manager at KPMG Peat Marwick from 1988 to 1995. Mr. Hofmeister holds a B.S. degree in accounting from Mount Saint Mary's College.

        Kenneth J. Abod has been our Vice President and Treasurer since May of 2008. Prior to joining us, Mr. Abod was a business consultant from 2006 to 2008. From 1996 until 2005, Mr. Abod held various positions with Sunrise Senior Living, Inc., including Senior Vice President and Treasurer (2001 to 2005), Chief Financial Officer—Management Services Division (2000-2001), and Senior Vice President and Controller (1996-2000). Prior to that, Mr. Abod served as Manager of Defined Contribution Services for Bolton Offutt Donovan, Inc. from 1994 to 1996; Treasurer and Vice President—Accounting for Bankers Finance Investment Management Corp. from 1993 to 1994; Staff Accountant in Division of Enforcement of the U. S. Securities and Exchange Commission from 1992 to 1993; and Supervisory Senior Accountant with Ernst & Young LLP from 1987 to 1992. Mr. Abod is a Certified Public Accountant and received a Bachelor of Business Administration degree in accounting from James Madison University.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2008	High	Low
First Quarter	$11.92	$9.27
Second Quarter	16.49	10.00
Third Quarter	19.76	15.06
Fourth Quarter	17.64	12.26

Year Ended December 31, 2007	High	Low
First Quarter	$11.89	$7.33
Second Quarter	12.23	10.43
Third Quarter	11.73	9.00
Fourth Quarter	13.00	9.99

Holders

        At February 18, 2009, there were approximately 317 holders of record of our common stock.

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

        We have paid cash dividends on the Series A Preferred Stock, which provides for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. All cash dividends on the Series A Preferred Stock were paid prior to its conversion into shares of the Company's common stock in August 2008.

        Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

Equity Compensation Plans

        The following table sets forth information as of December 31, 2008 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity Compensation Plans:
approved by security holders	1,229,414	$11.82	1,024,692
not approved by security holders	406,000	5.95	N/A

Total	1,635,414		1,024,692

Sales of Unregistered and Registered Securities

        During the year ended December 31, 2008, we issued no securities without registration under the Securities Act of 1933 ("Securities Act").

Issuer Purchases of Equity Securities

        During the year ended December 31, 2008, we made no repurchases of our common stock.

 STOCK PERFORMANCE CHART

        The annual changes in the cumulative total shareholder return on Hanger's common stock for the five-year period shown in the graph shown below are based on the assumption that $100 had been invested in Hanger common stock, the Standard & Poor's 500 Stock Index, the Standard & Poor's Small Cap Stock Index, the Russell 2000 Stock Index and a company determined peer group index on December 31, 2003, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2008.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

	2003	2004	2005	2006	2007	2008
Hanger Orthopedic Group, Inc.	$100.00	$52.02	$36.67	$48.36	$70.71	$93.19
S & P 500	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23
S&P SmallCap 600	$100.00	$121.59	$129.68	$147.93	$146.12	$99.38
RUSSELL 2000	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68
Peer Group Only	$100.00	$155.87	$135.43	$131.97	$137.90	$83.72

Assumes $100 invested on December 31, 2003.

(1)
Total return assumes reinvestment of dividends and based on market capitalization.

(2)
Fiscal year ending December 31.

(3)
The four issuers of common stock included in the peer group index are Odyssey Healthcare, Inc., Continucare Corp., RehabCare Group, Inc. and Medcath Corp.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below is derived from the audited Consolidated Financial Statements and Notes thereto that are included in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2008	2007	2006	2005	2004
(In thousands, except per share data)
Net sales	$703,129	$637,350	$598,766	$578,241	$568,721
Cost of goods sold (exclusive of depreciation and amortization)	343,421	307,952	300,065	283,591	275,961
Selling, general and administrative	264,797	245,542	221,592	219,454	218,689
Depreciation and amortization	17,183	15,876	14,670	13,920	13,531
Other charges(1)	—	—	—	—	45,808

Income from operations	77,728	67,980	62,439	61,276	14,732
Interest expense	32,549	36,987	38,643	37,141	34,558
Unrealized loss from interest rate swap(4)	738	—	—	—	—
Extinguishment of debt(2)	—	—	16,953	—	—

Income (loss) before taxes	44,441	30,993	6,843	24,135	(19,826)
Provision for income taxes	17,695	11,726	3,409	6,382	3,568

Net income (loss)	26,746	19,267	3,434	17,753	(23,394)
Preferred stock dividends and accretion(5)	5,670	1,665	7,518	5,892	4,587

Net income (loss) applicable to common stock	$21,076	$17,602	$(4,084)	$11,861	$(27,981)

Basic Per Common Share Data
Net income (loss)	$0.81	$0.78	$(0.19)	$0.55	$(1.30)

Shares used to compute basic per common share amounts	25,930	22,476	21,981	21,695	21,474

Diluted Per Common Share Data(3)
Net income (loss)	$0.78	$0.64	$(0.19)	$0.53	$(1.30)

Shares used to compute diluted per common share amounts	27,091	30,257	21,981	22,232	21,474

(1)
The 2004 results includes goodwill impairment recognized as a result of an interim impairment.

(2)
The 2006 charge of $17.0 million relates to the debt and preferred stock refinancing.

(3)
For 2006 and 2004, excludes the effect of all dilutive options and warrants as a result of our net loss for the years ended December 31, 2006 and 2004.

(4)
The loss from interest rate swap results from ineffective portions of the swap that occurred during the year ending December 31, 2008.

(5)
In June 2008, the average closing price of our common stock exceeded the forced conversion price of the Series A Preferred by 200% for a 20-trading day period, triggering an acceleration, pursuant to the Certificate of Designations of the Series A Preferred, of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends of $5.3 million were paid in the form of increased stated value of the Series A Preferred, in lieu of cash. On July 25, 2008, the Company notified the holder of the Series A Preferred of its election pursuant to the Certificate of Designations of the Series A Preferred to force the conversion of the Series A Preferred into 7,308,730 shares of common stock. The conversion of the Series A Preferred occurred on August 8, 2008.

	Year Ended December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004
(In thousands)
Cash and cash equivalents	$58,413	$26,938	$23,139	$7,921	$8,351
Working capital	200,248	165,794	157,208	135,551	126,273
Total assets	813,750	759,683	719,122	704,467	703,306
Total debt	422,324	410,892	410,624	378,431	393,111
Redeemable convertible preferred stock	—	47,654	47,654	61,942	56,050
Shareholders' equity	266,866	190,538	167,677	165,242	152,016

	Year Ended December 31,
Other Financial Data:	2008	2007	2006	2005	2004
(In thousands)
Capital expenditures	$19,330	$20,129	$12,827	$8,759	$19,454
Net cash provided by (used in):
Operating activities	$53,220	$51,687	$24,037	$25,741	$49,094
Investing activities	(30,168)	(42,096)	(13,212)	(11,247)	(35,949)
Financing activities	8,423	(5,792)	4,393	(14,924)	(20,157)

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

Overview

        We are the largest owner and operator of orthotic and prosthetic ("O&P") patient-care centers in the United States. Through our subsidiary, Southern Prosthetic Supply, Inc. ("SPS"), we are also the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create products, through our subsidiary, Innovative Neurotronics, Inc. ("IN, Inc."), for sale in our patient-care centers, internationally through distribution agreements, and through a sales force. The first such product was available for sale starting May 1, 2006 for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC ("Linkia"), is a provider network management company.

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

        We conduct our operations in two reportable segments—patient-care centers and distribution.

Patient Care

        At December 31, 2008, we operated 668 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners ("practitioners").

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

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market For the year ended December 31, 2008, 37.1% or approximately $80.7 million of SPS' distribution sales were to third-party O&P services providers, and the balance of approximately $136.7 million represented intercompany sales to our patient-care centers. SPS maintains in inventory approximately 25,000 O&P related items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Product Development

        IN, Inc. specializes in product development principally in the field of functional electrical stimulation, IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc's. first product, the WalkAide System ("WalkAide"), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. Additionally, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society which honors outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. In November 2008, the Centers for Medicare and Medicaid Services overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

Provider Network Management

        Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia's network now totals over 1,000 O&P providers locations. As of December 31, 2008, Linkia had nine contracts with national and regional providers.

Results and Outlook

        Net sales for the year ended December 31, 2008 increased by $65.7 million, or 10.3%, to $703.1 million from $637.4 million for the prior year. The sales growth was principally the result of a $41.3 million, or 7.3%, increase in same-center sales in our patient care business, an $11.9 million increase related to acquired entities, and an $11.5 million, or 19.1%, increase in sales by the Company's distribution segment. Cost of goods sold for the year ended December 31, 2008 increased by $35.4 million to $343.4 million, or 48.8% of net sales, compared to $308.0 million, or 48.3% of net sales, in the prior year. The increase in cost of goods sold was due to the increase in sales. As a percentage of net sales, cost of materials increased due to the increase in sales at SPS which have higher material costs and to a lesser extent an increase in costs in the patient care centers.

        Income from operations increased by $9.7 million, or 14.3%, in 2008 to $77.7 million from $68.0 million in the prior year due principally to the sales increase. Income from operations as a percentage of net sales increased to 11.1% for the year ended December 31, 2008, from 10.7% in the prior year. This is a result of leveraging operating costs over increased sales, partially offset by increased material costs. Selling, general and administrative expenses increased by $19.3 million, however, they decreased 0.8% to 37.7% of net sales from 38.5% in 2007. The increase is primarily the result of $4.1 million of personnel costs, $2.9 million of merit pay increases to employees, $3.3 million of benefits costs, $3.7 million related to acquisitions, $3.1 million in variable compensation accruals, and $2.1 million of additional investment in growth initiatives.

        Net income increased to $26.7 million in 2008 from $19.3 million the prior year primarily due to increased sales volume and a related increase in income from operations, as well as a $4.4 million reduction in interest expense resulting from lower interest rates in the financial markets.

        For the year ended December 31, 2008 cash flow from operations increased by $1.5 million to $53.2 million compared to $51.7 million in the prior year. We continue to improve collections, and day sales outstanding, which is the number of days between the billing of our revenues and the date of receipt of payment, decreased to 51 days at the end of 2008 compared to 56 days at the end of 2007.

        The Company had total liquidity of $96.6 million, comprised of $58.4 million of cash and $38.2 million available under its revolving credit facility at December 31, 2008. The Company believes that it has sufficient liquidity to conduct its normal operations and fund its acquisition plan in 2009.

        For 2009, the Company expects revenues to be between $750 million and $760 million which would result in growth of 6.7% to 8.1% compared to 2008. The Company also expects diluted earnings per share for 2009 to be in the range of $0.96 to $0.98, which would represent a 23.1% to 25.6% increase over 2008 diluted earnings per share.

Critical Accounting Policies and Estimates

        Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

  Revenue at our patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system is designed to record revenue at net realizable value based on our contract with the patient's insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

        The following represents the composition of our patient-care segment's accounts receivable balance by payor:

December 31, 2008 (In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$44,206	$8,212	$5,904	$58,322
Private pay	3,478	2,324	1,161	6,963
Medicaid	9,660	3,068	1,507	14,235
Medicare	21,728	2,112	1,324	25,164
VA	1,021	200	55	1,276

	$80,093	$15,916	$9,951	$105,960

December 31, 2007 (In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$41,806	$9,561	$6,836	$58,203
Private pay	3,124	1,326	1,266	5,716
Medicaid	8,506	2,320	2,084	12,910
Medicare	20,557	2,622	1,603	24,782
VA	1,140	196	135	1,471

	$75,133	$16,025	$11,924	$103,082

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

        Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances. On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account's net realizable value is estimated after considering the customer's payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

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

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

  •
  Investments:  Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders' equity. Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

  Our investments consist of two auction rate securities ("ARS") with a credit rating of either A2 or AAA. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. As of December 31, 2008, both investments failed at auction due to sell orders exceeding buy orders. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures. The Company's ARS are reported at fair value.

  The fair values of our ARSs were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed below under "Fair Value".

    Due to lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the twelve months ended December 31, 2008, we recorded an unrealized loss of $1.0 million related to the ARS which has a par value of $2.5 million and is classified as long term. This loss is reflected in other comprehensive income in our consolidated balance sheet.

    On November 4, 2008, the Company agreed to accept Auction Rate Security Rights ("the Rights") from UBS offered through a prospectus filed on October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value, which is $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012. The Company expects to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

    By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Therefore, we recognized an other-than-temporary impairment charge of approximately $1.0 million during the year ending December 31, 2008 to adjust the value of the ARS to its fair value of $4.0 million. Under the Rights agreement the Company is permitted to put the auction rate securities back to UBS at par value, accordingly the Company has accounted for the Rights, under SFAS 159, as a separate asset with a fair value of $1.0 million. The fair value of the Rights was determined by utilizing a discounted cash flow models adjusted for the economic ability of UBS to meet the obligation. Recordation of the Rights asset resulted in a gain of $1.0 million during the year ended December 31, 2008. The charge related to the impairment and the gain resulting from the Rights asset are reflected as components of earnings.

    The Company has elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS 115. As a result, the Company will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised or the auction rate securities are redeemed.

  •
  Interest rate swaps:  In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate Term Loans were converted to a fixed rate of 5.4%. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate. There was ineffectiveness relating to the interest rate swaps for the twelve months ended December 31, 2008 of $0.7 million, which is reported as unrealized loss from the interest rate swap on the income statement. Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders' equity. The interest rate swap current liability of $3.7 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.5 million is reported in other liabilities on the Company's balance sheet as of December 31, 2008.

  •
  Goodwill and Other Intangible Assets:  Excess cost over net assets acquired ("Goodwill") represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

  •
  Income Taxes:  We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of adoption, we recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.

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

	2008	2007
Discount rate	6.25%	6.25%
Average rate of increase in compensation	3.25%	3.00%

        We believe the assumptions used are appropriate. However, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

        In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) revises the accounting literature previously issued under SFAS 141, Business Combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company believes that SFAS 141(R) will result in increased operating expenses primarily related to legal costs associated with completing acquisitions.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160"). SFAS 160 revises ARB 51 accounting for non-controlling interests in subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will not have a material impact on the Company's financial statements.

        In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 ("SFAS 157-2"). SFAS 157-2 delays the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value measurements used. The Company is currently evaluating the impact that adopting SFAS 157 will have on non-financial assets or liabilities disclosed in the Company's financial statements.

        In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that adopting SFAS 161 will have on our financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("SFAS 142-3"). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles (GAAP). SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company believes SFAS 142-3 will not have a material impact on our financial statements.

        In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Company's financial statements.

        In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 163 will not have a material impact on the Company's financial statements.

Results of Operations

        The following table sets forth for the periods indicated certain items from our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	48.8	48.3	50.1
Selling, general and administrative	37.7	38.5	36.9
Depreciation and amortization	2.4	2.5	2.5

Income from operations	11.1	10.7	10.5
Interest expense, net	4.6	5.8	6.5
Extinguishment of debt	—	—	2.8
Unrealized loss from interest rate swap	0.4	—	—

Income before taxes	6.1	4.9	1.2
Provision for income taxes	2.5	1.8	0.6

Net income	3.6	3.1	0.6

Year-ended December 31, 2008 compared with the year ended December 31, 2007

        Net Sales.    Net sales for the year ended December 31, 2008 were $703.1 million, an increase of $65.7 million, or 10.3%, versus net sales of $637.4 million for the year ended December 31, 2007. The net sales growth was the result of a $41.3 million, or 7.3%, increase in same-center sales, an $11.5 million, or 19.1%, increase in external sales of the distribution segment, and $11.9 million contributed from acquired entities.

        Cost of Goods Sold.    Cost of goods sold for the year increased by $35.4 million to $343.4 million, or 48.8% of net sales, compared to $308.0 million, or 48.3% of net sales, in the prior year principally due to the increase in sales of the distribution business which have higher material costs and to a lesser extent increase in material costs at the patient care centers.

        Selling, General and Administrative.    Selling, general and administrative expenses for the year increased by $19.2 million to $264.8 million, or 37.7% of net sales, compared to $245.6 million, or 38.5% of net sales. Selling, general and administrative expenses increased by $19.2 million primarily the result of (i) $4.1 million of personnel costs, (ii) $2.9 million of merit pay increases to employees, (iii) $3.3 million of benefits costs, (iv) $3.7 million related to acquisitions, (v) $3.1 million in variable compensation accruals, and (vi) $2.1 million of additional investment in growth initiatives. As a percentage of sales, selling, general, and administrative expenses decreased 0.8% due to leveraging operating expenses over the increased sales volume.

        Depreciation and Amortization.    Depreciation and amortization expense increased $1.3 million for the year to $17.2 million from $15.9 million in prior year. The increase is a result of investments in leasehold improvements, computer hardware, and computer software over the last 18 months. In addition, as part of acquisitions completed in 2008, the Company recorded customer relationship and other intangibles. Amortization related to current year acquisitions, as well as a full year of amortization of intangibles related to SureFit, which we acquired mid-2007, resulted in an additional $0.2 million of amortization expense.

        Income from Operations.    Income from operations increased 14.3%, or $9.7 million, to $77.7 million from $68.0 million in the prior year due principally to the increase in net sales. Income from operations as a percentage of net sales increased by 0.4% to 11.1% from 10.7% in the prior year due to leveraging operating costs over increased sales, offset by a slight increase in material costs.

        Interest Expense.    Interest expense for the year ended December 31, 2008 was $32.5 million, a decrease of $4.5 million from the $37.0 million incurred in 2007. The decrease in interest expense was attributable to more favorable variable interest rates on the Company's loans and credit facilities.

        Unrealized loss from Interest Rate Swap.    During 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable term loans were converted to a fixed rate. These interest rate swaps are accounted for under SFAS 133 and during the period a portion of the swaps were deemed to be ineffective resulting in the Company recording an unrealized loss of $0.7 million.

        Income Taxes.    The provision for income taxes for the year ended December 31, 2008 was $17.7 million, or 39.8% of pretax income, compared to $11.7 million, or 37.8% of pretax income, for the year ended December 31, 2007. The increase in income tax expense as a percentage of pretax income is partially attributable to an increase in state tax expenses and partially offset by a reduction in valuation allowances.

        Net Income.    As a result of the above, we recorded net income of $26.7 million for the year ended December 31, 2008, compared to net income of $19.3 million in the prior year.

Year ended December 31, 2007 compared with the year ended December 31, 2006

        Net Sales.    Net sales for the year ended December 31, 2007 were $637.4 million, an increase of $38.6 million, or 6.4%, versus net sales of $598.8 million for the year ended December 31, 2006. The net sales growth was the result of a $27.2 million, or 5.0%, increase in same-center sales, a $5.1 million, or 9.3%, increase in external sales of the distribution segment, and $5.9 million contributed from acquired entities, $1.1 million in other sales, offset by $0.7 million decrease as a result of closed patient care centers.

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

        Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2007 amounted to $15.9 million, an 8.2% increase from $14.7 million for the year ended December 31, 2006. The increase in depreciation and amortization was a result of placing into service $6.5 million of computer software and peripherals, $7.7 million of leasehold improvements and $4.8 million in machinery and equipment during 2007. These additions are a result of our continued investment in our infrastructure and system enhancements. In addition, as part of SPS's acquisition of the assets of SureFit, the Company recorded customer relationship and other intangibles of $ 2.6 million which are being amortized over ten and twenty years respectively. This contributed an additional $0.1 million in amortization expense.

        Income from Operations.    Principally as a result of the above, income from operations for the year ended December 31, 2007 was $68.0 million compared to $62.4 million for the year ended December 31, 2006. Income from operations as a percentage of net sales increased by 0.2% to 10.7% for the year ended December 31, 2007 from 10.5% for the year ended December 31, 2006.

        Interest Expense.    Interest expense for the year ended December 31, 2007 was $37.0 million, a decrease of $1.6 million from the $38.6 million incurred in 2006. The decrease in interest expense was attributable to more favorable interest rates on the Company's loans and credit facilities as a result of the Company's refinancing of outstanding bank and bond indebtedness in 2006.

        Income Taxes.    The provision for income taxes for the year ended December 31, 2007 was $11.7 million, or 37.8% of pretax income, compared to $3.4 million, or 49.8% of pretax income, for the year ended December 31, 2006. The 2006 tax rate was unfavorably impacted by additional tax expense associated with adjustments relating to prior years' state tax expense and non-deductible expenses.

        Net Income.    As a result of the above, we recorded net income of $19.3 million for the year ended December 31, 2007, compared to net income of $3.4 million in the prior year.

Financial Condition, Liquidity and Capital Resources

Cash Flows

        Our working capital at December 31, 2008 was $200.2 million compared to $165.8 million at December 31, 2008. Working capital increased principally as a result of a $28.9 million increase in cash and short-term investments. Cash on hand increased due to a $15.3 million draw on our revolving credit facility in September 2008 and continued improvements in cash collections. Days sales outstanding ("DSO"), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2008, decreased to 51 days, compared to 56 days for the same period last year. The decrease in DSO was due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing and standard workflow protocols. The ratio of current assets to current liabilities was 3.7 to 1 at December 31, 2008 compared to 3.4 to 1 at December 31, 2007. Net cash provided by operating activities was $53.2 million for the year ended December 31, 2008, compared to $51.7 million in the prior year. The current year operating cash flows reflected improved financial performance and improved collections.

        Net cash used in investing activities was $30.2 million for the year ended December 31, 2008, compared to $42.1 million in the prior year. In 2008 and 2007, we have invested $19.3 million and $20.1 million respectively, in improvements to our patient care centers and in upgrades to our computer hardware and software. During 2008, we acquired thirteen orthotic and prosthetic companies which had a total of 19 patient care centers. In 2007, we acquired two orthotic and prosthetic companies along with the assets of SureFit, LLC, a manufacturer and distributor of custom footwear. During 2007, we invested in two auction rate securities with a par value of $7.5 million.

        Net cash provided by financing activities was $8.4 million for the year ended December 31, 2008 compared to net cash used of $5.8 million for the year ended December 31, 2007. In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under its revolving credit facility. As anticipated Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers Holdings, Inc. ("Lehman"), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI's total commitment is $17.8 million of our total $75.0 million dollar facility. As of December 31, 2008, the Company had $38.2 million available under the revolving credit facility, net of LCPI's $17.8 million commitment, $15.3 million already borrowed, and $3.7 million of outstanding letters of credit.

Debt

        On May 26, 2006, we refinanced our debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 1/4% Senior Notes due 2014; (ii) a $230.0 million term loan facility (variable rate of 2.48% at December 31, 2008) which matures on May 26, 2013; and (iii) $50.0 million of Series A Convertible Preferred Stock. We also established a new $75.0 million revolving credit facility, which also matures May 26, 2013. The proceeds from these instruments were used to retire (i) $200.0 million of the 10 3/8% Senior Notes; (ii) $15.6 million of the 11 1/4% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, we incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

        The following summarizes our debt balance at December 31:

(In thousands)	2008	2007
Revolving Credit Facility	$15,253	$—
Term Loan	223,064	226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	9,007	9,342

	422,324	410,892
Less current portion	(3,794)	(5,691)

	$418,530	$405,201

Revolving Credit Facility

        The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company's option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of December 31, 2008, the Company was in compliance with all such covenants. In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility. As anticipated Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers Holdings, Inc. ("Lehman"), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI's total commitment is $17.8 million of our total $75.0 million dollar facility. As of December 31, 2008, the Company had $38.2 million available under the revolving credit facility, net of LCPI's $17.8 million commitment, $15.3 million already borrowed, and $3.7 million of outstanding letters of credit. At December 31, 2008, the interest rate under the Revolving Credit Facility was 3.22%.

Term Loan

        The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The obligations under the Term Loan are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility and as of December 31, 2008, the Company was in compliance with all such covenants. The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%. As of December 31, 2008, the Term Loan bears interest, at the Company's option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%. At December 31, 2008, the interest rate on the Term Loan was 2.48%.

Interest rate swaps

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate Term Loan was converted to a fixed rate of 5.4%. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate. There was ineffectiveness relating to the interest rate swaps for the twelve months ended December 31, 2008 of $0.7 million, which is reported as unrealized loss from interest rate swap on the income statement. Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders' equity. The interest rate swap current liability of $3.7 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.5 million is reported in other liabilities on the Company's balance sheet as of December 31, 2008.

10 1/4% Senior Notes

        The 10 1/4% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company's current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006. The Senior Notes are subject to covenants that mirror those of the Revolving Credit Facility and as of December 31, 2008, the Company was in compliance with all such covenants.

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

        Except as discussed above, the notes are not redeemable at the Company's option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days' notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

General

        We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. We also believe that based on the Company's cash and cash equivalents balances of $58.4 million at December 31, 2008 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on the Company's liquidity, financial condition, results of operations or cash flows. In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $40.0 million in acquisitions annually by the terms of the Revolving Credit Facility agreement. As of December 31, 2008, the Company had $38.2 million of available credit under the Revolving Credit Facility. Availability under the Company's Revolving Credit Facility is net of LCPI's $17.8 million commitment, $15.3 million already borrowed, and $3.7 million of outstanding letters of credit.

Preferred Stock

        In June 2008, the Company's average closing price of its common stock price exceeded the Company's forced conversion price of the Series A Convertible Preferred Stock by 200% for a 20-trading day period, triggering an acceleration of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of preferred stock, in lieu of cash. On July 25, 2008, the Company notified the holder of Series A Preferred of its election to force the conversion of the Series A Preferred into 7,308,730 shares of common stock. The conversion of the preferred shares to common stock occurred on August 8, 2008.

Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of December 31, 2008:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$3,794	$4,312	$19,648	$4,302	$215,268	$175,000	$422,324
Interest payments on long-term debt	24,477	24,289	23,860	23,431	20,084	8,969	125,110
Operating leases	32,648	25,885	20,133	14,271	8,334	7,983	109,254
Capital leases	236	178	104	37	—	—	555
Other long-term obligations(1)	1,767	1,471	1,779	1,630	1,521	8,736	16,904

Total contractual cash obligations	$62,922	$56,135	$65,524	$43,671	$245,207	$200,688	$674,147

(1)
Other long-term obligations include commitments under our SERP plan. Refer to Note L of the Company's Annual Repoort on Form 10-K for additional disclosure.

        In addition to the table above, the Company has certain other tax liabilities as of December 31, 2008 comprised of $1.4 million of tax effected unrecognized tax benefits, of which $0.5 million is expected to be settled in the fiscal year 2009, with the remainder thereafter.

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

Supplemental Executive Retirement Plan

        In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2008, and 2007 and have utilized the actuarial calculations as a basis for establishing our benefit obligation liability.

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2008	2007
Discount rate	6.25%	6.25%
Average rate of increase in compensation	3.25%	3.00%

        The discount rate at December 31, 2008 of 6.25% is consistent with the discount rate used at December 31, 2007. The average rate of increase in compensation increased 25 basis points to 3.25 percent at December 31, 2008, compared to 3.00% at December 31, 2007.

        Future payments under the supplemental executive retirement plan as of December 31, 2008 are as follows:

(In thousands)
2009	—
2010	—
2011	1,038
2012	1,213
2013	1,213
Thereafter	8,100

$11,564

Off-Balance Sheet Arrangements

        The Company's wholly-owned subsidiary, Innovative Neurotronics, Inc. ("IN, Inc."), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits. As of December 31, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

Selected Operating Data

        The following table sets forth selected operating data as of the end of the years indicated:

	2008	2007	2006	2005	2004
Patient-care centers	668	636	618	624	619
Revenue-generating O&P practitioners	1,070	1,060	1,034	1,021	1,020
Number of states (including D.C.)	46	46	46	46	45
Same-center net sales growth (decline)(1)	7.3%	5.0%	2.2%	0.2%	(1.7)%

(1)
Represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

        We are exposed to the market risk that is associated with changes in interest rates. At December 31, 2008, all our outstanding debt, with the exception of the Revolving Credit Facility and $73.1 million of the Term Loan, is subject to fixed interest rates. (see Item 7A below.)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have existing obligations relating to our 10 1/4% Senior Notes, Term Loan, Subordinated Seller Notes, and Series A Convertible Preferred Stock. As of December 31, 2008, we have cash flow exposure to the changing interest rates on $73.1 million of the Term Loan and the entire $15.3 million borrowed under the Revolving Credit Facility. The other obligations have fixed interest or dividend rates.

        We have a $75.0 million revolving credit facility, with an outstanding balance of $15.3 million at December 31, 2008, as discussed in Note G of the Notes to Consolidated Financial Statements included in this report. The rates at which interest accrues under the entire outstanding balance are variable.

        In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2008, we had one contract outstanding which fixed LIBOR at 2.48% and the contract expires on January 29, 2009.

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate Term Loans were converted to a fixed rate of 5.4%. The agreements expire in April 2011.

        Presented below is an analysis of our financial instruments as of December 31, 2008 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan, the Revolving Credit Facility, and the Interest

Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points				Annual Interest Expense Given an Interest Rate Increase of X Basis Points
				No Change in Interest Rates
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$2,186	$3,301	$4,417	$5,532	$6,647	$7,763	$8,878
Revolving Credit Facility	262	339	415	491	567	644	720
Interest Rate Swap	4,624	4,548	4,471	4,395	4,319	4,242	4,166

	$6,810	$7,849	$8,888	$9,927	$10,966	$12,005	$13,044

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below and included beginning at page F-4 of this Annual Report on Form 10-K.

Quarterly Financial Data

	Quarter Ended (Unaudited)
2008	Mar 31	Jun 30	Sep 30	Dec 31(1)
(Dollars in thousands, except per share amounts)
Net Sales	$157,656	$181,184	$178,742	$185,547
Income from Operations	14,199	21,387	20,238	21,904
Net Income	3,565	8,005	7,340	7,836
Basic per Common Share Net Income	$0.14	$0.12	$0.27	$0.25
Diluted per Common Share Net Income	$0.12	$0.11	$0.23	$0.24

	Quarter Ended (Unaudited)
2007	Mar 31	Jun 30	Sep 30	Dec 31(2)
(Dollars in thousands, except per share amounts)
Net Sales	$143,850	$160,366	$162,343	$170,790
Income from Operations	12,396	17,829	18,565	19,190
Net Income	1,784	5,092	5,409	6,982
Basic per Common Share Net Income	$0.06	$0.21	$0.22	$0.29
Diluted per Common Share Net Income	$0.06	$0.17	$0.18	$0.23

(1)
For the three month period ended December 31, 2008 includes: $0.8 million decrease to cost of material resulting from the company's annual physical inventory.

(2)
For the three month period ended December 31, 2007 includes: $4.2 million decrease to cost of material resulting from the company's annual physical inventory.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Based on an evaluation of the Company's disclosure controls and procedures conducted by the Company's Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008. Additionally, the Company's officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

  (a)
  Management's Annual Report on Internal Control Over Financial Reporting

        In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission's Regulation S-K, the report of management on the Company's internal control over financial reporting is set forth immediately preceding the Company's financial statements included in this Annual Report on Form 10-K.

  (b)
  Report of the Registrant's Independent Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

  (c)
  Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that has materially effected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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
Financial Statements:

Hanger Orthopedic Group, Inc.

Management's Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Three Years Ended December 31, 2008

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2008

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008

Notes to Consolidated Financial Statements

(2)   Financial Statements Schedule:

Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

(3)   Exhibits:

        See Part (b) of this Item 15.

(b)
Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.		Document
3(a	)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3(b	)
Certificate of Amendment of the Registrant's Certificate of Incorporation (which, among other things, changed the Registrant's corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Current Report on Form 8-K dated February 13, 1990).
3(c	)
Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3(d	)
Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant's Current Report on Form 8-K dated May 15, 1989).
3(e	)
Certificate of Designation, Preferences and Rights of Preferred Stock of the Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) to the Registrant's Current Report on Form 8-K dated February 13, 1990).
3(f	)
Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3(g	)
Certificate of Designation, Rights and Preferences of 7% Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated July 1, 1999).
3(h	)
Certificate of Elimination of Class A, B, C, D, E and F Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated July 1, 1999).
3(i	)	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

Exhibit No.		Document
3(j	)	Certificate of Designations of Series A Convertible Preferred Stock as filed by the Registrant with the Delaware Secretary of State on May 26, 2006 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(a	)
1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Proxy Statement, dated July 28, 1999, relating to the Registrant's Annual Meeting of Stockholders held on September 8, 1999).*
10(b	)	1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191)).*
10(c	)
Asset Purchase Agreement, dated as of March 26, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Acor Orthopedic, Inc., and Jeff Alaimo, Greg Alaimo and Mead Alaimo. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on April 15, 1997).
10(d	)
Asset Purchase Agreement, dated as of May 8, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Fort Walton Orthopedic, Inc., Mobile Limb and Brace, Inc. and Frank Deckert, Ronald Deckert, Thomas Deckert, Robert Deckert and Charles Lee. (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by the Registrant on June 5, 1997).
10(e	)
Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10(f	)
Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10(g	)
Stock Purchase Agreement, dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated July 15, 1999.)
10(h	)
Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
10(i	)
Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*

Exhibit No.		Document
10(j	)	Master Amendment, dated as of October 9, 2004, between the Registrant, Seattle Systems, Inc.(formerly known as USMC Corp., the successor in interest to United States Manufacturing Company, LLC, and which merged with and into OPMC Acquisition Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc. (formerly known as Seattle Orthopedic Group, Inc.) (Incorporated herein by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
10(k	)
Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of September 2, 2004, among the Registrant, the lenders' signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K dated September 2, 2004).
10(l	)
Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005).
10(m	)	Supplemental Executive Retirement Plan, dated January 1, 2005 (Incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).*
10(n	)
Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 26, 2005, among the Registrant, the lenders' signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on August 30, 2005).
10(o	)
Employment and Non-Compete Agreement, commencing as of April 1, 2006, between the Registrant and John Rush, M.D. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).*
10(p	)
Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
10(q	)
Second Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
10(r	)
Purchase Agreement, dated as of May 23, 2006, between the Registrant and the Initial Purchasers named in Schedule I thereto relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(s	)
Indenture, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and Wilmington Trust Company, as trustee, relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

Exhibit No.		Document
10(t	)	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and the initial purchasers named therein relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(u	)
Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(v	)
Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(w	)
Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(x	)
Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(y	)
Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(z	)
Amended and Restated Employment and Non-Compete Agreement, dated as of January 1, 2003, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).*
10(aa	)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Company. (Incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).*
10(bb	)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Company. (Incorporated herein by reference to Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).*
10(cc	)
First Amendment to Credit Agreement, by and among the Registrant, the Lenders party thereto and Citicorp North America, Inc., dated as of March 12, 2007. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.		Document
10(dd	)	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between and Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(ee	)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(ff	)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(gg	)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(hh	)
Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*
10(ii	)
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*
10(jj	)
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

HANGER ORTHOPEDIC GROUP, INC.
Dated: February , 2009	By:	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February , 2009	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)
Dated: February , 2009	/s/ GEORGE E. MCHENRY George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February , 2009	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Vice President of Finance (Chief Accounting Officer)
Dated: February , 2009	/s/ IVAN R. SABEL Ivan R. Sabel, CPO Chairman
Dated: February , 2009	/s/ PETER NEFF Peter Neff Director

Dated: February , 2009	/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D. Director
Dated: February , 2009	/s/ CYNTHIA L. FELDMANN Cynthia L. Feldmann Director
Dated: February , 2009	/s/ ERIC GREEN Eric Green Director
Dated: February , 2009	/s/ ISAAC KAUFMAN Isaac Kaufman Director
Dated: February , 2009	/s/ H.E. THRANHARDT H.E. Thranhardt, CPO Director
Dated: February , 2009	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director

Management's Annual Report on Internal Control Over Financial Reporting

        The following sets forth, in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Securities and Exchange Commission's Regulation S-K, the annual report of management of Hanger Orthopedic Group, Inc. (the "Company") on the Company's internal control over financial reporting.

        1.     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        2.     Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. The framework on which management's evaluation of the Company's internal control over financial reporting is based is the "Internal Control—Integrated Framework" published in 1992 by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

        3.     Management has determined that the Company's internal control over financial reporting, as of December 31, 2008, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page S-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2009

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,413	$26,938
Short-term investments	4,968	7,500
Accounts receivable, less allowance for doubtful accounts of $6,099 and $3,965 in 2008 and 2007, respectively	99,861	99,117
Inventories	85,960	82,228
Prepaid expenses, other current assets and income taxes receivable	12,512	10,747
Deferred income taxes	12,312	8,571

Total current assets	274,026	235,101

PROPERTY, PLANT AND EQUIPMENT
Land	949	975
Buildings	4,967	4,881
Furniture and fixtures	13,310	12,747
Machinery and equipment	32,070	31,093
Leasehold improvements	47,579	41,520
Computer and software	67,802	56,231

Total property, plant and equipment, gross	166,677	147,447
Less accumulated depreciation and amortization	115,943	100,133

Total property, plant and equipment, net	50,734	47,314

INTANGIBLE ASSETS
Excess cost over net assets acquired	470,411	459,562
Patents and other intangible assets, $13,854 and $12,246 in 2008 and 2007 respectively, less accumulated amortization of $8,782 and $7,647 in 2008 and 2007, respectively	5,072	4,599

Total intangible assets, net	475,483	464,161

OTHER ASSETS
Debt issuance costs, net	7,482	9,304
Other assets	6,025	3,803

Total other assets	13,507	13,107

TOTAL ASSETS	$813,750	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share and per share amounts)

	December 31,
	2008	2007
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,794	$5,691
Accounts payable	18,764	17,257
Accrued expenses	16,810	11,316
Accrued interest payable	2,074	1,937
Accrued compensation related costs	32,336	33,106

Total current liabilities	73,778	69,307

LONG-TERM LIABILITIES
Long-term debt, less current portion	418,530	405,201
Deferred income taxes	33,166	30,574
Other liabilities	21,410	16,409

Total liabilities	546,884	521,491

COMMITMENTS AND CONTINGENCIES (Note H)
PREFERRED STOCK
Series A Convertible Preferred Stock, liquidation preference of $1,000 per share, 50,000 shares authorized, no shares and 50,000 issued and outstanding at December 31, 2008 and 2007, respectively	—	47,654

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 32,513,190 shares and 24,432,518 shares issued and outstanding in 2008 and 2007, respectively	325	244
Additional paid-in capital	221,623	161,955
Accumulated other comprehensive income	(4,497)	—
Retained earnings	50,071	28,995

	267,522	191,194
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	266,866	190,538

TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS' EQUITY	$813,750	$759,683

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(Dollars in thousands, except share and per share amounts)

	2008	2007	2006
Net sales	$703,129	$637,350	$598,766
Cost of goods sold (exclusive of depreciation and amortization)	343,421	307,952	300,065
Selling, general and administrative	264,797	245,542	221,592
Depreciation and amortization	17,183	15,876	14,670

Income from operations	77,728	67,980	62,439
Interest expense	32,549	36,987	38,643
Extinguishment of debt	—	—	16,953
Unrealized loss from interest rate swap	738	—	—

Income before taxes	44,441	30,993	6,843
Provision for income taxes	17,695	11,726	3,409

Net income	26,746	19,267	3,434
Preferred stock dividend and accretion-7% Redeemable Preferred Stock	—	—	2,751
Preferred stock dividend-Series A Convertible Preferred Stock	5,670	1,665	999
Accretion of beneficial conversion feature	—	—	3,768

Net income (loss) applicable to common stock	$21,076	$17,602	$(4,084)

Basic Per Common Share Data
Net income (loss)	$0.81	$0.78	$(0.19)

Shares used to compute basic per common share amounts	25,930,096	22,475,513	21,981,026

Diluted Per Common Share Data
Net income (loss)	$0.78	$0.64	$(0.19)

Shares used to compute diluted per common share amounts	27,090,817	30,257,021	21,981,026

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 2008

(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Unearned Compensation	Retained Earnings	Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2005	22,228	$222	$156,346	$(2,615)	$11,945	$—	$(656)	$165,242
Preferred dividends declared	—	—	—	—	(3,730)	—	—	(3,730)
Accretion of Redeemable Convertible Preferred Stock	—	—	—	—	(20)	—	—	(20)
Net income	—	—	—	—	3,434	—	—	3,434
Issuance of Common Stock in connection with the exercise of stock options	160	2	586	—	—	—	—	588
Adoption of FAS123R	—	—	(2,615)	2,615	—	—	—	—
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—
Preferred Stock beneficial conversion feature—Series A	—	—	—	—	(3,768)	—	—	(3,768)
Accretion of preferred stock beneficial conversion feature	—	—	—	—	3,768	—	—	3,768
Compensation expense associated with stock options	—	—	100	—	—	—	—	100
Compensation expense associated with restricted stock	—	—	2,063	—	—	—	—	2,063

Balance, December 31, 2006	22,378	$224	$156,480	$—	$11,629	$—	$(656)	$167,677
Preferred dividends declared	—	—	—	—	(1,665)	—	—	(1,665)
Net income	—	—	—	—	19,267	—	—	19,267
Issuance of Common Stock in connection with the exercise of stock options	399	4	1,621	—	—	—	—	1,625
Issuance of restricted stock	1,686	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(30)	(1)	1	—	—	—	—	—
Adoption of FIN 48	—	—	—	—	(236)	—	—	(236)
Compensation expense associated with stock options	—	—	38	—	—	—	—	38
Compensation expense associated with restricted stock	—	—	3,295	—	—	—	—	3,295
Tax benefit associated with vesting of restricted stock	—	—	537	—	—	—	—	537

Balance, December 31, 2007	24,433	$244	$161,955	$—	$28,995	$—	$(656)	$190,538
Preferred dividends declared	—	—	—	—	(5,670)	—	—	(5,670)
Net income	—	—	—	—	26,746	—	—	26,746
Issuance of Common Stock in connection with the exercise of stock options	206	2	658	—	—	—	—	660
Issuance of restricted stock	594	6	(6)	—	—	—	—	—
Forfeiture of restricted stock	(29)	—	—	—	—	—	—	—
Compensation expense associated with stock options	—	—	9	—	—	—	—	9
Compensation expense associated with restricted stock	—	—	4,702	—	—	—	—	4,702
Tax benefit associated with vesting of restricted stock	—	—	1,470	—	—	—	—	1,470
Unrealized loss on interest rate swaps	—	—	—	—	—	(3,899)	—	(3,899)
Unrealized loss on auction rate securities	—	—	—	—	—	(598)	—	(598)
Conversion of Series A Convertible Preferred Stock	7,309	73	52,835	—	—	—	—	52,908

Balance, December 31, 2008	32,513	$325	$221,623	$—	$50,071	$(4,497)	$(656)	$266,866

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$26,746	$19,267	$3,434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extinguishment of debt	—	—	16,953
Tender premium related to extinguishment of debt	—	—	(11,866)
Unrealized loss on interest rate swap	738	—	—
Unrealized loss on investments classified as trading securities	32	—	—
Gain on disposal of assets	60	255	(15)
Provision for bad debt	15,906	15,774	16,174
Provision for deferred income taxes	456	1,508	(985)
Depreciation and amortization	17,183	15,877	14,670
Amortization of debt issuance costs	1,822	1,813	2,010
Compensation expense on stock options and restricted stock	4,712	3,332	2,163
Amortization of terminated interest rate swaps	—	—	(207)
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(15,404)	(13,519)	(12,378)
Inventories	(3,118)	(5,569)	1,047
Prepaid expenses, other current assets, and income taxes receivable	774	(3,226)	(2,408)
Other assets	(213)	(114)	(37)
Accounts payable	631	(2,451)	(508)
Accrued expenses, accrued interest payable, and income taxes payable	995	(65)	(6,473)
Accrued compensation related costs	(769)	12,346	(914)
Other liabilities	2,669	6,459	3,377

Net cash provided by operating activities	53,220	51,687	24,037

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(19,330)	(20,129)	(12,827)
Acquisitions and contingent considerations (net of cash acquired)	(10,911)	(14,833)	(693)
Purchase of short-term investments	—	(7,500)	—
Proceeds from sale of property, plant and equipment	73	366	308

Net cash used in investing activities	(30,168)	(42,096)	(13,212)

Cash flows from financing activities:
Borrowings under revolving credit agreement	15,253	—	21,000
Repayments under revolving credit agreement	—	—	(26,000)
Repayment of term loan	(3,485)	(2,301)	(147,774)
Repayment of senior notes	—	—	(200,000)
Repayment of senior subordinated debt	—	—	(15,562)
Repurchase of 7% Redeemable Convertible Preferred Stock	—	—	(64,693)
Proceeds from new term loan facility	—	—	230,000
Proceeds from senior note issuance	—	—	175,000
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	50,000
Scheduled repayment of long-term debt	(3,590)	(3,186)	(2,966)
Increase in debt issue costs	—	(265)	(13,534)
Proceeds from issuance of Common Stock	661	1,625	588
Change in book overdraft	—	—	(667)
Series A Convertible Preferred Stock dividend payment	(416)	(1,665)	(999)

Net cash provided by (used in) financing activities	8,423	(5,792)	4,393

Increase (Decrease) in cash and cash equivalents	31,475	3,799	15,218
Cash and cash equivalents, at beginning of year	26,938	23,139	7,921

Cash and cash equivalents, at end of year	$58,413	$26,938	$23,139

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—THE COMPANY

        Hanger Orthopedic Group, Inc. is the nation's largest owner and operator of orthotic & prosthetic ("O&P") patient-care centers. In addition to providing patient care services through its operating subsidiaries, the Company also is the largest distributor of branded and private label O&P devices and components in the United States. Hanger's subsidiary, Hanger Prosthetics & Orthotics, Inc., formerly known as J.E. Hanger, Inc., was founded in 1861 by a Civil War amputee and is the oldest company in the O&P industry in the United States of America. The Company also creates products, through its wholly-owned subsidiary Innovative Neurotronics, Inc. ("IN, Inc."), for sale in its patient-care centers and through a sales force, to patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC ("Linkia"), develops programs to manage all aspects of O&P patient care for large private payors.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

        The following is a listing of the Company's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	53,962	—	—	53,962
Auction Rate Securities	—	—	3,962	3,962
Rights on auction rate securities	—	—	1,006	1,006
Long Term Assets
Auction rate securities	—	—	1,503	1,503

	$53,962	$—	$6,471	$60,433

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	—	3,711	—	3,711
Long Term Liabilities
Interest rate swaps	—	3,526	—	3,526

	$—	$7,237	$—	$7,237

        The following notes activities from Level 3 inputs as of December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Rights	Total
For the twelve months ending December 31, 2008
Balance as of December 31, 2007	$7,500	$—	$7,500
Total unrealized losses
Included in earnings	(1,038)	1,006	(32)
Included in other comprehensive income	(997)	—	(997)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2008	$5,465	$1,006	$6,471

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

        Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders' equity. Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

        Our investments consist of two auction rate securities ("ARS") with a credit rating of either A2 or AAA. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. As of December 31, 2008, both investments failed at auction due to sell orders exceeding buy orders. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures. The Company's ARS are reported at fair value.

        The fair values of our ARSs were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed below under "Fair Value". As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the twelve months ended December 31, 2008, the Company recorded an unrealized loss of $1.0 million related to the ARS which has a par value of $2.5 million and is classified as other long term assets. This loss is reflected in other comprehensive income in our consolidated balance sheet.

        On November 4, 2008, the Company agreed to accept Auction Rate Security Rights ("the Rights") from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, its auction rate securities back to UBS at par value, which is $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012. The Company expects to exercise these Rights and put its auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

        By accepting the Rights, the Company can no longer assert that it has the intent to hold the auction rate securities until anticipated recovery. Therefore, the Company recognized an other-than-temporary impairment charge of approximately $1.0 million during the year ending December 31, 2008 to adjust the value of the ARS to its fair value of $4.0 million. Under the Rights agreement the Company is permitted to put the auction rate securities back to UBS at par value, accordingly the Company has accounted for the Rights as a separate asset with a fair value of $1.0 million. The fair value of the Rights was determined by utilizing a discounted cash flow models adjusted for the economic ability of UBS to meet the obligation. Recordation of the Rights asset resulted in a gain of $1.0 million during the year ended December 31, 2008. The charge related to the impairment and the gain resulting from the Rights asset are reflected as components of earnings.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS 115. As a result, the Company will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised or the auction rate securities are redeemed.

Interest Rate Swaps

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate Term Loans were converted to a fixed rate of 5.4%. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate. There was ineffectiveness relating to the interest rate swaps for the twelve months ended December 31, 2008 of $0.7 million, which is reported as unrealized loss from the interest rate swap on the income statement. Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders' equity. The interest rate swap current liability of $3.7 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.5 million is reported in other liabilities on the Company's balance sheet as of December 31, 2008.

Revenue Recognition

        Revenues from the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues on the sale of orthotic and prosthetic devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program. Revenue at the patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of the Company's centralized, computerized billing system is designed to record revenue at net realizable value based on the Company's contract with the patient's insurance company. Updated billing information is received periodically from payors and is uploaded into the Company's centralized contract module and then disseminated, electronically, to all patient-care centers.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As part of the Company's preauthorization process with payors, it validates its ability to bill the payor, if applicable, for the service provided before the delivery of the device. Subsequent to billing for devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If the Company is unable to collect from the patient, a bad debt expense is recognized. Occasionally, a portion of a bill is rejected by a payor due to a coding error on the Company's part and the Company is prevented from pursuing payment from the patient due to the terms of its contract with the insurance company. The Company appeals these types of decisions and is generally successful. This activity is factored into the Company's methodology of determining the estimate for the allowance for doubtful accounts. The Company recognizes, as reduction of sales, a disallowed sale for any claims that it believes will not be recovered and adjusts future estimates accordingly.

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

        On a quarterly basis, the Company evaluates cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account's net realizable value is estimated after considering the customer's payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to outsourced agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

Credit Risk

        The Company primarily provides customized O&P devices throughout the United States of America and is reimbursed by the patients' third-party insurers or governmentally funded health insurance programs. The Company performs ongoing credit evaluations of its distribution customers. Accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company's customers and future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

Inventories

        Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

purchases. Cost of goods sold during the interim periods is reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. The Company recorded a $0.8 million and a $4.2 million increase to inventory and a $4.4 million decrease to inventory in conjunction with our physical inventory during fiscal years 2008, 2007, and 2006, respectively. For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold.

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

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Assets under capital leases	Shorter of 10 years or term of lease
Leasehold improvements	Shorter of 10 years or term of lease

        Depreciation expense related to property, plant and equipment was approximately $16.0 million, $14.9 million, and $13.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed computer software costs incurred during the application development stage. At December 31, 2008 and 2007, computers and software included capitalized computer software currently under development of $1.0 million and $1.2 million, respectively.

Goodwill and Other Intangible Assets

        Statement of Financial Accounting Standard ("SFAS") 142, Goodwill and Other Intangible Assets ("SFAS 142"), requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually (the Company has selected October 1st as its annual test date). The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives. Refer to Note D for further discussion.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluates the recoverability of intangible assets and takes into account events or circumstances that may warrant revised estimates of useful lives or that indicate that impairment had occurred.

        Amortization expense related to definite-lived intangible assets for the years ended December 31, 2008, 2007, and 2006, was $1.1 million, $0.9 million, and $0.8 million, respectively. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2013 and thereafter is as follows:

(In thousands)
2009	1,118
2010	945
2011	342
2012	342
2013	342
Thereafter	1,983

$5,072

Debt Issuance Costs

        Debt issuance costs incurred in connection with the Company's long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Operations.

Long-Lived Asset Impairment

        The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow value is less than the asset's carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There are no long-lived asset impairments for the year ended December 31, 2008.

Supplemental Executive Retirement Plan

        Expense and liability balances associated with the Company's Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note L for further discussion.

Fair Value of Financial Instruments

        The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt, excluding the Senior Notes, approximates fair value

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2008, was $162 million, as compared to the carrying value of $175 million at that date. The fair values of the Senior Notes were based on quoted market prices at December 31, 2008.

Repairs and Maintenance

        Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2008, 2007, and 2006, the Company incurred $1.4 million, $1.7 million, and $1.2 million, respectively, in repair and maintenance costs.

Marketing

        Marketing costs, including advertising, are expensed as incurred. The Company incurred $4.7 million, $4.6 million, and $3.8 million in marketing costs during the years ended December 31, 2008, 2007, and 2006, respectively.

Income Taxes

        The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"("FIN 48"), on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years.

Stock-Based Compensation

General

        The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At December 31, 2008, 4.7 million shares of common stock were authorized for issuance under the Company's share-based compensation plans. Shares of common stock issued under the share-based compensation plans are issued from the Company's authorized, but unissued shares. Stock option and restricted share awards are granted at the fair market value of the Company's common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment ("SFAS 123R"), which require companies to measure and recognize compensation expense for all share-based payments at fair value.

        The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123") and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provision of SFAS 123R. For the year ended December 31, 2008, 2007, and 2006, the Company recognized $4.7 million, $3.3 million, and $2.2 million, respectively, in compensation expense.

        Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

Segment Information

        The Company applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments. The description of the Company's reportable segments and the disclosure of segment information are presented in Note P.

New Accounting Guidance

        In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) revises the accounting literature previously issued under SFAS 141, Business Combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company believes that SFAS 141(R) will result in increased operating expenses primarily related to legal costs associated with completing acquisitions.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160"). SFAS 160 revises ARB 51 accounting for non-controlling interests in subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will not have a material impact on the Company's financial statements.

        In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 ("SFAS 157-2"). SFAS 157-2 delays the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. SFAS 157 provides guidance on the application of fair value measurement objectives required in existing GAAP literature to ensure consistency and comparability. Additionally, SFAS 157 requires additional disclosures on the fair value

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurements used. The Company is currently evaluating the impact that adopting SFAS 157 will have on non-financial assets or liabilities disclosed in the Company's financial statements.

        In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that adopting SFAS 161 will have on our financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("SFAS 142-3"). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles (GAAP). SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company believes SFAS 142-3 will not have a material impact on our financial statements.

        In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Company's financial statements.

        In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 163 will not have a material impact on the Company's financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

        The supplemental disclosure requirements for the statements of cash flows are as follows:

	2008	2007	2006
(In thousands)
Cash paid during the period for:
Interest	$31,339	$36,312	$43,882
Income taxes	17,520	11,518	3,142
Non-cash financing and investing activities:
Non-cash accelerated dividends on preferred stock	$5,254	$—	$—
Conversion of Series A Convertible Preferred Stock	52,908
Accretion of preferred stock beneficial conversion feature—Series A	—	—	3,768
Unrealized loss on auction rate securities	(598)	—	—
Unrealized loss on interest rate swaps	(3,899)	—	—
Issuance of notes in connection with acquisitions	3,256	5,755	100
Issuance of restricted shares of common stock	9,192	14,630	(81)

NOTE D—GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company completed its annual goodwill impairment analysis in October 2008, which did not result in an impairment. In completing the analysis, the Company determined that it had two reporting units with goodwill to be evaluated, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company's reporting units was primarily determined based on the income approach and considered the market and cost approach.

        The activity related to goodwill for the two years ended December 31, 2008 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2006	$417,988	$28,383	$446,371
Additions due to acquisitions	2,819	10,005	12,824
Additions due to earn-outs	367	—	367

Balance at December 31, 2007	$421,174	$38,388	$459,562
Additions due to acquisitions	9,477	—	9,477
Additions due to earn-outs	1,372	—	1,372

Balance at December 31, 2008	$432,023	$38,388	$470,411

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—INVENTORY

        Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

	2008	2007
(In thousands)
Raw materials	$31,021	$30,482
Work in process	35,808	32,641
Finished goods	19,131	19,105

	$85,960	$82,228

NOTE F—ACQUISITIONS

        During 2008, 2007, and 2006, the Company acquired thirteen, seven, and two orthotic and prosthetic companies and related businesses, respectively. The aggregate purchase price, excluding potential contingent consideration provisions, for 2008 acquisitions was $13.5 million, consisting of $9.6 million in cash, $3.7 million in promissory notes, and a $0.2 million holdback. In 2007, the Company also acquired certain assets of SureFit LLC, a manufacturer and distributor of custom footwear. The aggregate purchase price, excluding potential contingent consideration provisions, for 2007 acquisitions was $20.1 million, consisting of $14.3 million in cash, and $5.8 million in promissory notes. The aggregate purchase price, excluding potential contingent consideration provisions, for 2006 acquisitions was $0.3 million, consisting of $0.2 million in cash, $0.1 million in promissory notes, and $0.03 million in transaction costs. The notes are payable over the next one to six years with interest rates ranging from 5.0% to 10.8%.

        The Company accounts for its acquisitions using the purchase method of accounting. The results of operations for these acquisitions are included in the Company's results of operations from their date of acquisition. Pro forma results would not be materially different.

        In connection with acquisitions, the Company occasionally agrees to make contingent consideration payments if cash collection targets are reached that verify the value of the target negotiated at acquisition. Contingent considerations are defined in the purchase agreement and are accrued based on the attainment of contingent consideration targets. In connection with these agreements, the Company paid $1.1 million in 2008, $0.2 million in 2007, and $0.4 million in 2006. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired. The Company estimates that it may pay up to $4.1 million related to contingent consideration provisions in future periods.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT

        Long-term debt as of December 31 was as follows:

	2008	2007
(In thousands)
Revolving Credit Facility	$15,253	$—
Term Loan	223,064	226,550
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	9,007	9,342

	422,324	410,892
Less current portion	(3,794)	(5,691)

	$418,530	$405,201

Refinancing

        On May 26, 2006, the Company refinanced its debt and preferred stock with the issuance of the following instruments: (i) $175.0 million of 10 1/4% Senior Notes due 2014; (ii) a $230.0 million term loan facility (variable rate of 2.48% at December 31, 2008) which matures on May 26, 2013; and (iii) $50.0 million of Series A Convertible Preferred Stock. The Company also established a new $75.0 million revolving credit facility, which also matures May 26, 2013. The proceeds from these instruments were used to retire (i) $200.0 million of the 10 3/8% Senior Notes; (ii) $15.6 million of the 11 1/4% Senior Subordinated Notes; (iii) $146.3 million of the Term Loan; (iv) $11.0 million outstanding under the Revolving Credit facility; (v) $64.7 million of 7% Redeemable Preferred Stock; and (vi) pay $24.7 million of transaction costs. In conjunction with the refinancing, the Company incurred a $17.0 million loss on the extinguishment of debt. The extinguishment loss is comprised of $11.9 million of premiums paid to debt holders, $0.3 million of fees paid to the 7% Redeemable Preferred Stock holders and $6.1 million write-off of debt issuance costs offset by a $1.3 million gain related to the interest rate swap.

Revolving Credit Facility

        The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company's option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit. As of December 31, 2008, the Company is in compliance with all such covenants. In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility. As anticipated Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers Holdings, Inc. ("Lehman"), failed

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI's total commitment is $17.8 million of our total $75.0 million dollar facility. As of December 31, 2008, the Company had $38.2 million available under the revolving credit facility, net of LCPI's $17.8 million commitment, $15.3 million already borrowed, and $3.7 million of outstanding letters of credit. At December 31, 2008, the interest rate under the Revolving Credit Facility was 3.22%.

Term Loan

        The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The obligations under the Term Loan are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%. As of December 31, 2008, the Term Loan bears interest, at the Company's option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%. At December 31, 2008, the interest rate on the Term Loan was 2.48%.

Interest rate swaps

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate Term Loan was converted to a fixed rate of 5.4%. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair value of the interest rate swaps is an estimate of the present value of expected future cash flows the Company is to receive under the interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate. There was ineffectiveness relating to the interest rate swaps for the twelve months ended December 31, 2008 of $0.7 million, which is reported as unrealized loss from interest rate swap on the income statement. Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders' equity. The interest rate swap current liability of $3.7 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.5 million is reported in other liabilities on the Company's balance sheet as of December 31, 2008.

10 1/4% Senior Notes

        The 10 1/4% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company's current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006.

        On or prior to June 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering.

        Except as discussed above, the notes are not redeemable at the Company's option prior to June 1, 2010. On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days' notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At December 31, 2008, the Company was in compliance with all covenants under these debt agreements.

        Maturities of long-term debt at December 31, 2008 are as follows:

(In thousands)
2009	$3,794
2010	4,312
2011	19,648
2012	4,302
2013	215,268
Thereafter	175,000

$422,324

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

        IN, Inc., is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits. As of December 31, 2008, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

        On June 15, 2004, the Company announced that one employee at its patient-care center in West Hempstead, New York alleged in a television news story aired on June 14, 2004 that there were instances of billing discrepancies at that facility.

        On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company's Board of Directors had engaged a law firm to serve as independent counsel to the Audit committee and to conduct an independent investigation of the allegations. The scope of that independent investigation was expanded to cover certain of the Company's other patient-care centers. On June 17, 2004, the U.S. Attorney's Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations. In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter. The Company is cooperating with the regulatory authorities. The Audit Committee's investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

        Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center. Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company's financial statements. The West Hempstead facility generated $0.5 million, $0.6 million, and $0.6 million in net sales during 2008, 2007, and 2006, respectively, or less than 0.1% of the Company's net sales for each year.

        It should be noted that additional regulatory inquiries may be raised relating to the Company's billing activities at other locations. No assurance can be given that the final results of the regulatory agencies' inquiries will be consistent with the results to date or that any discrepancies identified during the ongoing regulatory review will not have a material adverse effect on the Company's financial statements.

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

NOTE I—REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In May 2006, the Company issued 50,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $1,000 per share to Ares Corporate Opportunities Fund, L.P. ("ACOF"). The Series A Preferred provided for cumulative dividends at a rate of 3.33% per annum, payable quarterly in arrears. In addition, the initial holders of the Series A Preferred were entitled to have representation on the Board of Directors of the Company and were entitled to vote on all matters on which the holders of the Company's common stock are entitled to vote.

        The Company separately accounted for the beneficial conversion feature granted to the holders of the Series A Preferred. The value of the beneficial conversion feature was $3.8 million and was comprised of $1.8 million related to the cost paid by the Company on behalf of the holders and

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

$2.0 million related to the difference between the stated conversion price of the preferred shares and the fair market value of the common stock at the commitment date. The beneficial conversion feature was included in the value of the Series A Preferred; and was amortized by a reduction of income available to common stockholders over the 61 day holding period.

        In June 2008, the average closing price of the Company's common stock exceeded the forced conversion price of the Series A Preferred by 200% for a 20-trading day period, triggering an acceleration, pursuant to the Certificate of Designations of the Series A Preferred, of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of the Series A Preferred, in lieu of cash. On July 25, 2008, the Company notified the holder of the Series A Preferred of its election pursuant to the Certificate of Designations of the Series A Preferred to force the conversion of the Series A Preferred into 7,308,730 shares of common stock. The conversion of the Series A Preferred occurred on August 8, 2008.

NOTE J—NET INCOME (LOSS) PER COMMON SHARE

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

	2008	2007	2006
(In thousands, except share and per share data)
Net income	$26,746	$19,267	$3,434
Less preferred stock dividends declared and accretion—7% Redeemable Preferred Stock(1)	—	—	2,751
Less preferred stock dividends declared-Series A Convertible Preferred Stock(1)	5,670	1,665	999
Accretion of beneficial conversion feature	—	—	3,768

Net income (loss) applicable to common stock	$21,076	$17,602	$(4,084)

Shares of common stock outstanding used to compute basic per common share amounts	25,930,096	22,475,513	21,981,026
Effect of dilutive restricted stock and options	1,160,721	1,167,751	—
Effect of dilutive convertible preferrred stock	—	6,613,757	—

Shares used to compute diluted per common share amounts(2)	27,090,817	30,257,021	21,981,026

Basic income (loss) per share applicable to common stock	$0.81	$0.78	$(0.19)
Diluted income (loss) per share applicable to common stock	0.78	0.64	(0.19)

(1)
For 2008 and 2006, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive.

(2)
For 2008, 2007 and 2006, options to purchase 570,727; 1,059,565; and 1,681,565 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the year.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES

        As discussed in Note B, the Company adopted FIN 48 as of January 1, 2007. As of the adoption date, the Company had tax effected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months the Company may recognize gross tax effected unrecognized tax benefits of up to $0.5 million, of which $0.4 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2008	2007
(In thousands)
Unrecognized tax benefits, at beginning of the year	5,749	5,861
Additions for tax positions for the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	(112)
Reduction for lapse of applicable statute of limitations	(3,960)	—

Unrecognized tax benefits, at end of the year	$1,789	$5,749

        As of the January 1, 2007 adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total penalties and interest accrued as of December 31, 2007 and 2008, respectively, was $1.0 million and $0.1 million. Accrued interest and penalties for the twelve month period ended December 31, 2007 was $0.2 million. Reduction in accrued interest and penalties resulting from statute of limitation releases, net of additional accruals of interest and penalties, for the twelve month period ended December 31, 2008 was $0.7 million.

        The Company is subject to income tax in U.S. federal, state and local jurisdictions and is subject to examination by federal, state, and local authorities. The Company is no longer subject to US Federal income tax examinations for years before 2005 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2004. The Company established a $1.3 million reserve for taxes at December 31, 2006 under pre-FIN 48 principles, which was included in income taxes payable.

        The provision for income taxes is as follows:

	2008	2007	2006
(In thousands)
Current:
Federal	$14,124	$10,371	$2,294
State	3,115	2,131	2,123

	17,239	12,502	4,417

Deferred:
Federal and State	456	(776)	(1,008)

Provision for income taxes	$17,695	$11,726	$3,409

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES (Continued)

        A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from:
State income taxes (net of federal effect)	4.5	2.6	5.3
Nondeductible expenses (i.e. M&E)	1.8	1.5	5.8
Domestic manufacturing deduction	(1.1)	(2.1)	(0.6)
Expired state net operating losses	—	1.5	—
Adjustments to state valuation allowance	0.8	2.4	(8.9)
Resolution in uncertain tax positions	(1.9)	—	(2.5)
Share-based compensation shortfall	—	—	1.3
Adjustment of prior year's taxes	0.3	(3.2)	12.1
Change in uncertain tax positions	0.4	0.1	—
Other, net	—	—	2.3

Provision for income taxes	39.8%	37.8%	49.8%

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

        The Company has accumulated state net operating losses as of December 31, 2008 totaling $229.9 million; the Company anticipates utilizing $37.8 million in years 2009 through 2028. The state operating loss carryforwards without a valuation allowance expire in varying amounts between years 2009 and 2028. The following table summarizes the state net operating loss activity for the years ended December 31:

	2008	2007
(In thousands)
State net operating losses, at beginning of year	$237,283	$259,271
Net operating losses generated	4,890	11,821

Total net operating losses available	242,173	271,092
Expired net operating losses	(2,818)	(6,866)
Net operating losses utilized	(9,464)	(26,943)

State net operating losses, at end of year	$229,891	$237,283

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES (Continued)

        The following table summarizes the activity in state net operating losses, for which valuation allowances have been established, for the years ended December 31:

	2008	2007
(In thousands)
Beginning of year	$189,623	$186,775
Net operating loss utilized	(1,343)	(1,329)
Valuation allowance increase (reduction)	3,846	4,177

End of year	$192,126	$189,623

        In addition to valuation allowances reported for net operating losses, there were $1.0 and $0.7 million of valuation allowances reported for other state net deferred tax assets as of December 31, 2008, and December 31, 2007, respectively.

        The Company's management believes that it is more likely than not that the majority of the deferred tax assets will be realized. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
(In thousands)
Deferred tax liabilities:
Goodwill amortization	$41,832	$36,132
Patent amortization	355	657

	42,187	36,789

Deferred tax assets:
State net operating loss	11,990	12,255
Accrued expenses	5,272	4,534
Property, plant and equipment	968	834
Deferred benefit plan compensation	4,527	3,351
Accrued vacation	969	871
Provision for bad debt allowance	2,255	1,488
Inventory capitalization and reserves	1,801	1,517
Investments in debt and equity securities	3,311	—
Restricted stock	823	846
Other	695	(97)

	32,611	25,599

Valuation allowance on NOL	(11,278)	(10,813)

	21,333	14,786

Net deferred tax liabilities	$(20,854)	$(22,003)

        The Company records a valuation allowance when it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES (Continued)

appropriate jurisdictions. The Company has reported a valuation allowance for state operating loss carryforwards and other state net deferred tax assets for certain subsidiaries.

NOTE L—EMPLOYEE BENEFITS

Savings Plan

        The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company recorded matching contributions of $2.8 million, $2.5 million, and $2.2 million, respectively, of contributions under this plan during 2008, 2007 and 2006, respectively.

Deferred Compensation

        In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation was determined by JEH's Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.3 million at December 31, 2008 and 2007.

Supplemental Executive Retirement Plan

        Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2008; and have utilized the actuarial calculation as a basis for our benefit obligation liability. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—EMPLOYEE BENEFITS (Continued)

        The Company uses a December 31 measurement date for the Plan. The Plan's net benefit cost is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2006	$5,851
Service cost	2,082
Interest cost	336

Benefit obligation at December 31, 2007	$8,269

Service cost	2,221
Interest cost	518

Benefit obligation at December 31, 2008	$11,008

Unfunded status	$10,891
Unamortized net (gain) loss	117

Net amount recognized	$11,008

Amounts Recognized in the Consolidated Balance Sheet
Non-Current Accrued liabilities	$11,008

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2008	2007
Discount rate	6.25%	6.25%
Average rate of increase in compensation	3.25%	3.00%

        The discount rate at December 31, 2008 and 2007 was 6.25%. The average rate of increase in compensation increased 25 basis points to 3.25% at December 31, 2008 compared to 3.00% at December 31, 2007. The updated rate was actuarially determined and represents an average of benefit liability indices.

        At December 31, 2008, the estimated accumulated benefit obligation is $11.0 million. Future payments under the Plan are as follows:

(In thousands)
2009	—
2010	—
2011	1,038
2012	1,213
2013	1,213
Thereafter	8,100

$11,564

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION

Employee Plans

        Under the Company's 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant. In 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. In May 2006, an additional 2.7 million shares of common stock were authorized for issuance. In May 2007, the Company's shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company's current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan. The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards ("Incentive Awards") and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted shares to be released under this grant was dependent on the diluted EPS for the twelve month period from July 1, 2007 through June 30, 2008. The target EPS for this period was met, therefore, 100% of the performance-based restricted shares were released based on the four year vesting period. In November 2008, 165,490 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted shares to be released under this grant is dependent on the diluted EPS for the twelve month period from October 1, 2008 through September 30, 2009.

        During 2008, no options were cancelled under the 2002 Stock Incentive Plan. During 2007, options for 4,000 shares were cancelled under the 2002 Stock Incentive and Bonus Plan. During 2006, no options were cancelled under the 2002 Stock Incentive Plan. At December 31, 2008, 883,069 shares of common stock were available for issuance.

Director Plans

        During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors' Stock Incentive Plan ("2003 Directors' Plan") which replaced the Company's 1993 Non-Employee Director Stock Option Plan ("Director Plan"). The 2003 Directors' Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors' Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. In May 2007, the Company's shareholders further approved an amendment to the 2003 Directors' Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director. The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year. The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year. The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors' Plan. There were no Director Plan option cancellations during 2007 and 2008. At December 31, 2008, 141,623 shares of common stock were available for issuance.

Restricted Shares of Common Stock

        A summary of the activity of restricted shares of common stock for the year ended December 31, 2008 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	388,000	$8.28	28,571	$5.18
Granted	742,250	7.96	92,012	7.53
Vested	(117,500)	9.32	(28,571)	5.18
Forfeited	(19,375)	7.86	(12,877)	7.54

Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52
Granted	814,000	9.51	70,200	11.38
Vested	(295,188)	8.48	(26,379)	7.52
Forfeited	(41,500)	8.27	—	—
Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73
Granted	567,850	16.18	66,742	12.59
Vested	(453,247)	8.46	(49,778)	9.34
Forfeited	(28,250)	8.84	—	—

Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

        During the years ended December 31, 2008 and 2007, 503,026 and 321,567 restricted shares of common stock with an intrinsic value of $4.3 million and $2.7 million, respectively, became fully vested. As of December 31, 2008 and 2007, total unrecognized compensation cost related to restricted shares of common stock was approximately $16.9 million and $11.8 million and the related weighted-average period over which it is expected to be recognized is approximately 3 years. The aggregate granted shares have vesting dates through December 2012. The 2008 and 2007 grants were $10.0 million and $8.5 million at the date of grant which is amortized to expense ratably over the vesting period of each group of granted shares.

Options

        The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,576,050	$10.25	198,411	$9.83	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(35,791)	8.41	—	—	—	—
Exercised	(151,276)	3.55	(10,000)	5.88	—	—

Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(514,250)	14.31	—	—	—	—
Exercised	(364,084)	3.91	(35,298)	5.68	—	—

Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95

Granted	—	—	—	—	—	—
Terminated	(193,914)	15.24	(10,000)	18.63	—	—
Exercised	(222,785)	3.04	(7,649)	2.83	—	—

Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95

Aggregate intrinsic value at December 31, 2008	$13,138,113		$1,398,320		$2,415,000
Weighted average remaining contractual term (years)	3.0		4.2		1.3

        The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0.7 million and $1.6 million, respectively. Options exercisable under the Company's share-based compensation plans at December 31, 2008 and 2007 were 1.6 million and 2.1 million shares, respectively, with a weighted average exercise price of $12.76 and $13.67, an average remaining contractual term of 2.7 and 3.1 years, and an aggregate intrinsic value of $17.0 million and $20.8 million as of December 31, 2008 and 2007. Cash received by the Company related to the exercise of options during the years ended December 31, 2008 and 2007 amounted to $0.3 million and $1.0 million. As of December 31, 2008, there is no unrecognized compensation cost related to stock option awards. There was approximately $0.1 million of unrecognized compensation cost related to stock option awards for the year ending December 31, 2007.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

        The summary of the options exercisable is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2008	1,093,950	135,464	406,000
2007	1,510,649	139,475	406,000
2006	2,388,983	152,181	406,000

        Information concerning outstanding and exercisable options as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number of Options or Awards	Remaining Life (Years)	Exercise Price	Number of Options or Awards	Weighted Average Exercise Price
$ 1.64 to $ 1.65	179,619	0.5	$1.64	179,619	$1.64
4.63 to 6.02	450,463	1.6	5.87	450,463	5.87
8.08 to 12.10	124,605	5.7	8.72	124,605	8.72
13.50 to 16.75	880,727	3.3	14.68	880,727	14.68

	1,635,414	2.7	$10.37	1,635,414	$10.37

NOTE N—LEASES

Operating Leases

        The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. The Company recognizes rent expense on a straight-line basis for leases with escalation clauses. Certain of these leases also contain renewal options. Rent expense was approximately $35.4 million, $ 33.1 million, and $31.3 million, for the years ended December 31, 2008, 2007, and 2006, respectively. Sublease rental income of $0.4 million, $0.4 million, and $0.3 million, for the years ended December 31, 2008, 2007, and 2006, respectively, was netted against rent expense. The Company estimates it will receive approximately $0.3 million of sublease rent income in the future.

        Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2008 are as follows:

(In thousands)
2009	32,648
2010	25,885
2011	20,133
2012	14,271
2013	8,334
Thereafter	7,983

$109,254

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—RELATED PARTY TRANSACTIONS

        The firm of Foley & Lardner LLP serves as the Company's outside general counsel. The Company's Chairman is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $3.0 million, $3.0 million, and $3.7 million for the years ended 2008, 2007 and 2006, respectively, which amounted to less than two-thirds of one percent of that firm's annual revenues for each such year. At December 31, 2008 and 2007, the Company had $0.4 and $0.0 million payable to Foley & Lardner LLP, respectively.

NOTE P—SEGMENT AND RELATED INFORMATION

        The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' income from operations.

        The reportable segments are: (i) patient-care services and (ii) distribution. The reportable segments are described further below:

        Patient-Care Services—This segment consists of the Company's owned and operated patient-care centers and fabrication centers of O&P components. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company's own patient-care centers.

        Distribution—This segment distributes O&P products and components to both the O&P industry and the Company's own patient-care practices.

        Other—This segment consists of Hanger corporate, IN, Inc. and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

        The accounting policies of the segments are the same as those described in the summary of "Significant Accounting Policies" in Note B to the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—SEGMENT AND RELATED INFORMATION (Continued)

        Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
(In thousands)
2008
Net sales
Customers	$619,977	$80,707	$2,445	$—	$703,129
Intersegments	—	136,679	3,264	(139,943)	—
Depreciation and amortization	11,855	735	4,593	—	17,183
Income from operations	103,957	23,423	(50,427)	775	77,728
Interest (income) expense	(6,484)	7,086	31,947	—	32,549
Income (loss) before taxes and extraordinary items	110,441	16,337	(83,112)	775	44,441
Total assets	707,635	91,948	14,167	—	813,750
Capital expenditures	11,175	505	7,650	—	19,330
2007
Net sales
Customers	$571,676	$64,440	$1,234	$—	$637,350
Intersegments	—	124,757	783	(125,540)	—
Depreciation and amortization	12,138	490	3,248	—	15,876
Income from operations	97,404	19,235	(50,593)	1,934	67,980
Interest (income) expense	(6,526)	7,001	36,512	—	36,987
Income before taxes and extraordinary items	103,930	12,234	(87,105)	1,934	30,993
Total assets	729,904	75,087	(45,308)	—	759,683
Capital expenditures	10,972	918	8,239	—	20,129
2006
Net sales
Customers	$543,166	$55,394	206	$—	$598,766
Intersegments	—	111,530	4,852	(116,382)	—
Depreciation and amortization	12,180	315	2,175	—	14,670
Income from operations	86,802	17,724	(38,775)	(3,312)	62,439
Interest (income) expense	(6,363)	6,919	38,087	—	38,643
Income before taxes and extraordinary items	93,165	10,805	(93,815)	(3,312)	6,843
Total assets	587,879	89,780	41,463	—	719,122
Capital expenditures	7,387	337	5,103	—	12,827

        The Company's foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2008, 2007, or 2006.

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2008	Allowance for doubtful accounts	$3,965	$15,906	$13,772	$6,099
	Inventory reserves	165	241	123	283
2007	Allowance for doubtful accounts	$3,369	$15,774	$15,178	$3,965
	Inventory reserves	123	94	52	165
2006	Allowance for doubtful accounts	$4,582	$16,174	$17,387	$3,369
	Inventory reserves	188	144	209	123

Year	Classification	Balance at beginning of year	Generated	Utilized/ Released	Expired	Balance at end of year
(In thousands)
2008	Net Operating Loss	$12,255	$247	$432	$80	$11,990
	Valuation Allowance	10,813	844	367	12	11,278
2007	Net Operating Loss	$18,668	$632	$1,188	$5,857	$12,255
	Valuation Allowance	13,448	956	3,591	—	10,813
2006	Net Operating Loss	$11,940	$7,044	$316	$—	$18,668
	Valuation Allowance	8,618	4,830	—	—	13,448

S-1

EXHIBIT INDEX

Exhibit No.	Document
3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3(b)
Certificate of Amendment of the Registrant's Certificate of Incorporation (which, among other things, changed the Registrant's corporate name from Sequel Corporation to Hanger Orthopedic Group, Inc.), as filed on August 11, 1989 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Current Report on Form 8-K dated February 13, 1990).
3(c)
Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3(d)
Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant's Current Report on Form 8-K dated May 15, 1989).
3(e)
Certificate of Designation, Preferences and Rights of Preferred Stock of the Registrant as filed on February 12, 1990 with the Office of the Secretary of State of Delaware. (Incorporated herein by reference to Exhibit 3(a) to the Registrant's Current Report on Form 8-K dated February 13, 1990).
3(f)
Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3(g)
Certificate of Designation, Rights and Preferences of 7% Redeemable Preferred Stock as filed with the Office of the Secretary of State of Delaware on June 28, 1999. (Incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated July 1, 1999).
3(h)
Certificate of Elimination of Class A, B, C, D, E and F Preferred Stock of the Registrant as filed with the Office of the Secretary of State of Delaware on June 18, 1999. (Incorporated herein by reference to Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated July 1, 1999).
3(i)	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
3(j)
Certificate of Designations of Series A Convertible Preferred Stock as filed by the Registrant with the Delaware Secretary of State on May 26, 2006 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(a)
1991 Stock Option Plan of the Registrant, as amended through September 16, 1999. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Proxy Statement, dated July 28, 1999, relating to the Registrant's Annual Meeting of Stockholders held on September 8, 1999).*
10(b)	1993 Non-Employee Directors Stock Option Plan of the Registrant. (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (File No. 33-63191)).*

Exhibit No.	Document
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
10(e)
Asset Purchase Agreement, dated as of November 3, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Morgan Prosthetic-Orthotics, Inc. and Dan Morgan. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10(f)
Asset Purchase Agreement, dated as of December 23, 1997, by and between Hanger Prosthetics & Orthotics, Inc., Harshberger Prosthetic & Orthotic Center, Inc., Harshberger Prosthetic & Orthotic Center of Mobile, Inc., Harshberger Prosthetic & Orthotic Center of Florence, Inc., FAB-CAM, Inc. and Jerald J. Harshberger. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10(g)
Stock Purchase Agreement, dated as of April 2, 1999, by and among NovaCare, Inc., NC Resources, Inc., the Registrant and HPO Acquisition Corporation, Amendment No. 1 thereto, dated as of May 19, 1999, and Amendment No. 2 thereto, dated as of June 30, 1999. (Incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated July 15, 1999.)
10(h)
Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
10(i)
Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
10(j)
Master Amendment, dated as of October 9, 2004, between the Registrant, Seattle Systems, Inc.(formerly known as USMC Corp., the successor in interest to United States Manufacturing Company, LLC, and which merged with and into OPMC Acquisition Corp. on December 26, 2001), Southern Prosthetic Supply, Inc., and DOBI-Symplex, Inc. (formerly known as Seattle Orthopedic Group, Inc.) (Incorporated herein by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
10(k)
Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of September 2, 2004, among the Registrant, the lenders' signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K dated September 2, 2004).
10(l)
Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005).

Exhibit No.	Document
10(m)	Supplemental Executive Retirement Plan, dated January 1, 2005 (Incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).*
10(n)
Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 26, 2005, among the Registrant, the lenders' signatory thereto and General Electric Capital Corporation, as Administrative Agent. (Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on August 30, 2005).
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
10(v)
Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(w)
Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit No.	Document
10(x)
Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(y)
Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(z)
Amended and Restated Employment and Non-Compete Agreement, dated as of January 1, 2003, between the Registrant and Ron May. (Incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).*
10(aa)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Company. (Incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).*
10(bb)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Company. (Incorporated herein by reference to Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).*
10(cc)
First Amendment to Credit Agreement, by and among the Registrant, the Lenders party thereto and Citicorp North America, Inc., dated as of March 12, 2007. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
10(dd)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between and Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(ee)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(ff)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(gg)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(hh)
Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*

Exhibit No.	Document
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