Form 10-K/A
period 2008-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2009-03-11
CIK 722723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K is being filed for the sole purpose of correcting administrative errors that occurred in connection with the filing of our Form 10-K on February 27, 2009. Specifically, this amendment is being filed to insert the date of signature for all signatories to the Form 10-K and to the certifications set forth in Exhibits 31.1, 31.2 and 32 filed in connection therewith. No other changes are being made to the Form 10-K in connection with this amendment.

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
21		List of Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
23.1		Consent of PricewaterhouseCoopers LLP. (Incorporated herein by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
31.1		Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2		Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
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

HANGER ORTHOPEDIC GROUP, INC.
Dated: February 27, 2009	By:	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 27, 2009	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)
Dated: February 27, 2009	/s/ GEORGE E. MCHENRY George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February 27, 2009	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Vice President of Finance (Chief Accounting Officer)
Dated: February 27, 2009	/s/ IVAN R. SABEL Ivan R. Sabel, CPO Chairman
Dated: February 27, 2009	/s/ PETER NEFF Peter Neff Director

Dated: February 27, 2009	/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D. Director
Dated: February 27, 2009	/s/ CYNTHIA L. FELDMANN Cynthia L. Feldmann Director
Dated: February 27, 2009	/s/ ERIC GREEN Eric Green Director
Dated: February 27, 2009	/s/ ISAAC KAUFMAN Isaac Kaufman Director
Dated: February 27, 2009	/s/ H.E. THRANHARDT H.E. Thranhardt, CPO Director
Dated: February 27, 2009	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director

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

S-1

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Date: March 11, 2009	By:	/s/ GEORGE E. MCHENRY George E. McHenry Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32
Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).