Form 10-Q
period 2009-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2009-05-07
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of April 27, 2009, 31,165,130 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

INDEX

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets — March 31, 2009 (unaudited) and December 31, 2008		1

Unaudited Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008		3

Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008		4

Notes to Consolidated Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 6.	Exhibits	49

SIGNATURES		50

Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,933	$58,413
Short-term investments	4,976	4,968
Accounts receivable, less allowance for doubtful accounts of $6,960 and $6,099 in 2009 and 2008, respectively	96,076	99,861
Inventories	87,319	85,960
Prepaid expenses, other assets and income taxes receivable	14,765	12,512
Deferred income taxes	12,643	12,312
Total current assets	267,712	274,026

PROPERTY, PLANT AND EQUIPMENT
Land	909	949
Buildings	4,776	4,967
Furniture and fixtures	13,793	13,310
Machinery and equipment	34,355	32,070
Leasehold improvements	48,934	47,579
Computer and software	68,314	67,802
Total property, plant and equipment, gross	171,081	166,677
Less accumulated depreciation	121,780	115,943
Total property, plant and equipment, net	49,301	50,734

INTANGIBLE ASSETS
Excess cost over net assets acquired	475,412	470,411
Patents and other intangible assets, net	5,733	5,072
Total intangible assets, net	481,145	475,483

OTHER ASSETS
Debt issuance costs, net	7,033	7,482
Other assets	3,431	6,025
Total other assets	10,464	13,507

TOTAL ASSETS	$808,622	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$4,280	$3,794
Accounts payable	13,861	18,764
Accrued expenses	17,710	16,810
Accrued interest payable	6,497	2,074
Accrued compensation related costs	15,194	32,336
Total current liabilities	57,542	73,778

LONG-TERM LIABILITIES
Long-term debt, less current portion	418,654	418,530
Deferred income taxes	33,741	33,166
Other liabilities	22,822	21,410
Total liabilities	532,759	546,884

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 32,762,747 shares and 32,513,190 shares issued and outstanding in 2009 and 2008, respectively	328	325
Additional paid-in capital	226,057	221,623
Accumulated other comprehensive income	(4,451)	(4,497)
Retained earnings	54,585	50,071
	276,519	267,522
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	275,863	266,866

TOTAL LIABILITIES AND AND SHAREHOLDERS’ EQUITY	$808,622	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	2009	2008

Net sales	$169,146	$157,656
Cost of materials sold	51,049	46,722
Personnel costs	64,059	60,340
Other operating expenses	34,451	32,214
Depreciation and amortization	4,456	4,181
Income from operations	15,131	14,199

Interest expense	7,607	8,258
Income before income taxes	7,524	5,941

Provision for income taxes	3,009	2,376
Net income	4,515	3,565

Preferred stock dividend-Series A Convertible Preferred Stock	—	416
Net income applicable to common stock	$4,515	$3,149

Basic Per Common Share Data
Net income applicable to common stock	$0.15	$0.14
Shares used to compute basic per common share amounts	30,926,725	22,880,973

Diluted Per Common Share Data
Net income applicable to common stock	$0.14	$0.12
Shares used to compute diluted per common share amounts	31,955,851	30,661,996

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$4,515	$3,565
Adjustments to reconcile net income to net cash used in operating activities:

(Gain) loss on disposal of assets	(124)	21
Provision for bad debt	3,785	3,589
Provision for deferred income taxes	213	(208)
Depreciation and amortization	4,456	4,181
Amortization of debt issuance costs	455	455
Compensation expense on stock options and restricted stock	1,751	1,057
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	294	3,101
Inventories	(1,013)	(1,282)
Prepaid expenses, other current assets, and income taxes receivable	(1,959)	(3,210)
Other assets	35	(60)
Accounts payable	(4,957)	(2,698)
Accrued expenses, accrued interest payable, and income taxes payable	4,956	3,835
Accrued compensation related costs	(17,176)	(20,937)
Other liabilities	1,053	1,133
Net cash used in operating activities	(3,716)	(7,458)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(2,827)	(3,090)
Acquisitions and contingent purchase price (net of cash acquired)	(2,083)	(1,920)
Proceeds from sale of property, plant and equipment	303	5
Net cash used in investing activities	(4,607)	(5,005)

Cash flows from financing activities:
Repayment of term loan	—	(575)
Scheduled repayment of long-term debt	(540)	(718)
Proceeds from issuance of Common Stock	2,383	181
Preferred stock dividends paid	—	(416)
Net cash provided by (used in) financing activities	1,843	(1,528)

Decrease in cash and cash equivalents	(6,480)	(13,991)
Cash and cash equivalents, at beginning of period	58,413	26,938
Cash and cash equivalents, at end of period	$51,933	$12,947

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hanger Orthopedic Group, Inc. (the “Company”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008, filed by the Company with the SEC.

NOTE B — SIGNIFICANT ACCOUNTING PRINCIPLES

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”) in regards to the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of March 31, 2009, there has been no impact to the Company’s financial statements related to the application of SFAS 157 for non-financial assets and liabilities.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value (continued)

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009 and December 31, 2008, respectively:

March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$45,251	$—	$—	$45,251
Auction Rate Securities	—	—	4,239	4,239
Rights on auction rate securities	—	—	737	737

Other Assets
Auction rate securities	—	—	1,580	1,580

	$45,251	$—	$6,556	$51,807

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$4,059	$—	$4,059

Other Liabilities
Interest rate swaps	—	3,186	—	3,186

	$—	$7,245	$—	$7,245

December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	53,962	—	—	53,962
Auction Rate Securities	—	—	3,962	3,962
Rights on auction rate securities	—	—	1,006	1,006

Long Term Assets
Auction rate securities	—	—	1,503	1,503

	$53,962	$—	$6,471	$60,433

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	—	3,711	—	3,711

Long Term Liabilities
Interest rate swaps	—	3,526	—	3,526

	$—	$7,237	$—	$7,237

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value (continued)

During the three months ended March 31, 2009, assets and liabilities that were valued using level 3 inputs had the following activity:

	Auction Rate Securities	Rights	Total

Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized gains (losses)
Included in earnings	277	(269)	8
Included in other comprehensive income	77	—	77
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of March 31, 2009	$5,819	$737	$6,556

Investments

Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consist of two auction rate securities (“ARS”) with a credit rating of either AAA or BBB as of March 31, 2009.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of March 31, 2009, both investments failed at auction due to sell orders exceeding buy orders.  The Company’s ARS are reported at fair value.

The fair values of our ARS were estimated through use of discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer.  Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2009, the Company recorded an unrealized gain of $0.1 million related to the ARS which has a par value of $2.5 million, a fair value of $1.6 million, and is classified as other

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

long term assets.  This gain is reflected in other comprehensive income in our consolidated balance sheet. The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, its auction rate securities back to UBS at par value, which is $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  By accepting the Rights, the Company can no longer assert that it has the intent to hold the auction rate securities until anticipated recovery. The Company has elected to classify the Rights and our investments in auction rate securities as trading securities, as defined by FAS 115. During the three months ended March 31, 2009, the Company determined the fair value of the Rights was $0.8 million and the fair value of ARS was $4.2 million. The change in the fair value of the Rights and the ARS for the three months ending March 31, 2009 are reflected as components of earnings.

On April 6, 2009 the Company exercised its ability to obtain a credit line under the Rights and received proceeds of $3.6 million.  The credit line allows the Company to borrow the fair market value of the ARS not to exceed its $5.0 million par value.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Interest Rate Swaps

The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheet. In accordance with SFAS No. 133, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The fair value of each interest rate swap is an estimate of the present value of expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three months ended

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Rate Swaps

March 31, 2009.  Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap current liability of $4.0 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.2 million is reported in other liabilities on the Company’s balance sheet as of March 31, 2009.

Revenue Recognition

Revenues from the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that (i) delivery has occurred or services have been rendered; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.  Revenues on the sale of orthotic and prosthetic devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns.  Discounted sales are recorded at net realizable value.  Deferred revenue represents prepaid tuition and fees received from students enrolled in our practitioner education program.  Revenue at the patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis.  The contracting module of the Company’s centralized computerized billing system is designed to record revenue at net realizable value based on the Company’s contract with the patient’s insurance company.  Updated billing information is received periodically from payors and is uploaded into the Company’s centralized contract module and then disseminated, electronically, to all patient-care centers.

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

As part of the Company’s preauthorization process with payors, it validates its ability to bill the payor, if applicable, for the service provided before the delivery of the device.  Subsequent to billing for devices and services, there may be problems with pre-authorization or with other insurance coverage issues with payors.  If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received.  If the Company is unable to collect from the patient, a bad debt expense is recognized.  Occasionally, a portion of a bill is rejected by a payor due to a coding error on the Company’s part and the Company is prevented from pursuing payment from the patient due to the terms of its contract with the insurance company.  The Company appeals these types of decisions and is generally successful.  This activity is factored into the Company’s methodology of determining the estimate for the allowance for doubtful accounts.  The Company recognizes, as reduction of sales, a

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

disallowed sale for any claims that it believes will not be recovered and adjusts future estimates accordingly.

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

NOTE B — SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Property, Plant and Equipment (continued)

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Assets under capital leases	Shorter of 10 years or term of lease
Leasehold improvements	Shorter of 10 years or term of lease

The Company capitalizes internally developed computer software costs incurred during the application development stage, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Stock-Based Compensation

The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors.  At March 31, 2009, 4.7 million shares of common stock were authorized for issuance under the Company’s share-based compensation plans.  Shares of common stock issued under the share-based compensation plans are issued from the Company’s authorized, but unissued shares.  Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant.  Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years.  Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value.

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R.  Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and recognized in the statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provisions of SFAS 123R.  For the three months ended March 31, 2009 and 2008, the Company recognized $1.8 million, and $1.1 million, respectively, in compensation expense.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately $0.2 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $0.5 million, of which $0.4 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns. As of the adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2005 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

Reclassification: Consolidated Statement of Operations Presentation

The Company has revised its income statement presentation to group all personnel costs in one line-item in income from operations.  Previously, personnel costs were divided between revenue producing personnel costs, which were included in costs of goods sold, and non-revenue producing personnel costs which were included in selling, general and administrative expenses. The new income statement presentation will create better transparency and comparability between current and future results, as well as provide consistency with management’s internal reporting format. The new income statement presentation does not change previously reported income from operations, net income or earnings per share for prior periods.

New Accounting Guidance

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 provides guidance regarding required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance (continued)

SFAS 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28 (“APB 28”), Interim Financial Reporting.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the impact FSP FAS 107-1 and APB 28-1 will have on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Investments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FAS 115-2 and FAS 124-2 amends previous guidance under FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”).  FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the impact FAS 115-2 and FAS 124-2 will have on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 amends previous guidance under FAS 157.  FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the impact FSP FAS 157-4 will have on the Company’s financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$2,843	$3,663
Income taxes	1,438	1,911

Non-cash financing and investing activities:
Unrealized gain (loss) on auction rate securities	46	(534)
Issuance of notes in connection with acquistions	1,150	600
Issuance of restricted shares of common stock	554	94

NOTE D — ACQUISITIONS

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

During the three month period ended March 31, 2009 the Company acquired one patient care center for an aggregate purchase price of $3.5 million, consisting of $2.0 million in cash, $0.8 million in promissory notes, and $0.7 million in contingent consideration payable within the next three years. The Company recorded approximately $3.3 million of goodwill and incurred approximately $0.1 million of transaction costs related to this acquisition. The results of operations for this acquisition are included in the Company’s results of operations from the date of acquisition.  Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to SFAS 141(R) becoming effective, the Company made payments of $0.6 million and $0.3 million during the three month periods ended March 31, 2009 and 2008, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in excess cost over net assets acquired.  The Company estimates that it may pay up to a total of $4.7 million related to contingent consideration provisions of acquisitions in future periods.

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

The activity related to goodwill for the three month period ended March 31, 2009 is as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2008	$432,023	$38,388	$470,411
Additions due to acquisitions	4,806	—	4,806
Additions due to earnouts	195		195
Balance at March 31, 2009	$437,024	$38,388	$475,412

NOTE F — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	March 31,	December 31,
(In thousands)	2009	2008
	(Unaudited)
Raw materials	$31,024	$31,021
Work-in-process	37,674	35,808
Finished goods	18,621	19,131
	$87,319	$85,960

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2009	2008
	(Unaudited)
Revolving Credit Facility	$15,253	$15,253
Term Loan	223,064	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	9,617	9,007
	422,934	422,324
Less current portion	(4,280)	(3,794)
	$418,654	$418,530

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit.  As of March 31, 2009, the Company is in compliance with all such covenants. In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total

NOTE G - LONG-TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

commitment is $17.8 million of our total $75.0 million dollar facility.  As of March 31, 2009, the Company had $37.9 million available under the revolving credit facility, net of LCPI’s $17.8 million commitment, $15.3 million already borrowed, and $4.0 million of outstanding letters of credit.  At March 31, 2009, the interest rate under the Revolving Credit Facility was 3.91%.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  As of March 31, 2009, the Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At March 31, 2009, the interest rate on the Term Loan was 2.52%.

Interest rate swaps

The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheet. In accordance with SFAS No. 133, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities or (“SFAS 133”). The fair value of each interest rate swap is an estimate of the present value of expected future cash flows the Company is to receive under the applicable interest rate swap agreement.  The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three months ended March 31, 2009.  Unrealized losses, related to the effective portion of the interest rate swap, of

NOTE G - LONG-TERM DEBT (CONTINUED)

Interest rate swaps (Continued)

$6.5 million are reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap current liability of $4.0 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.2 million is reported in other liabilities on the Company’s balance sheet as of March 31, 2009.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2009, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits.  As of March 31, 2009, IN, Inc. had outstanding purchase commitments of approximately $0.3 million.

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

On June 18, 2004, the Company announced that on June 17, 2004, the Audit Committee of the Company’s Board of Directors had engaged a law firm to serve as independent counsel to the Audit Committee and to conduct an independent investigation of the allegations.  The scope of that independent investigation was expanded to cover certain of the Company’s other patient-care centers.  On June 17, 2004, the U.S. Attorney’s Office for the Eastern District of New York subpoenaed records of the Company regarding various billing activities and locations.  In addition, the Company also announced on June 18, 2004 that the Securities and Exchange Commission had commenced an informal inquiry into the matter.  The Company is cooperating with the regulatory authorities. The Audit Committee’s investigation will not be complete until all regulatory authorities have indicated that their inquiries are complete.

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center.  Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements.  The West Hempstead facility generated $0.2 million and $0.1 million in net sales during the three months ended March 31, 2009 and 2008, respectively, or less than 0.1% of the Company’s net sales for each year.

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

NOTE I — NET INCOME PER COMMON SHARE

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

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2009	2008
	(Unaudited)	(Unaudited)

Net income	$4,515	$3,565
Preferred stock dividends -Series A Convertible Preferred Stock (1)	—	416

Net income applicable to common stock	$4,515	$3,149

Shares of common stock outstanding used to compute basic per common share amounts	30,926,725	22,880,973
Effect of dilutive restricted stock and options	1,029,126	1,167,266
Effect of dilutive convertible preferred stock (1)	—	6,613,757
Shares used to compute dilutive per common share amounts (2)	31,955,851	30,661,996

Basic income per share applicable to common stock	$0.15	$0.14
Diluted income per share applicable to common stock	0.14	0.12

(1) The preferred stock was converted during Q3 2008.

(2) For the three months ended March 31, 2009 and 2008, options to purchase  626,707 and 1,042,665 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2009:

Discount rate	6.25%
Average rate of increase in compensation	3.25%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

(In thousands)

Net benefit cost accrued at December 31, 2008	$11,008
Service cost	609
Interest cost	174
Net benefit cost accrued at March 31, 2009	$11,790

NOTE K - STOCK-BASED COMPENSATION

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

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

During the three months ended March 31, 2009 and 2008, no options were cancelled under the 2002 Stock Incentive Plan. At March 31, 2009, 889,819 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”).  The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant.  In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director.  The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year.  The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year.  The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan.  During the three months ended March 31, 2009, there were no option cancellations under the 2003 Directors’ Plan.  At March 31, 2009, 139,498 shares of common stock were available for issuance.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the quarter ended March 31, 2009 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23
Granted	16,549	16.51	2,125	16.08
Vested	(63,750)	6.49	(20,393)	11.08
Forfeited	(6,750)	8.83	—	—

Nonvested at March 31, 2009	1,503,089	$11.75	121,652	$11.34

During the three month period ended March 31, 2009, 84,143 restricted shares of common stock, with an intrinsic value of $0.6 million became fully vested.  As of March 31, 2009, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $15.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.  The outstanding restricted shares have vesting dates through December 2012.

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Prices

Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(2,903)	1.64	—	—	—	—
Exercised	(203,272)	11.55	(10,000)	3.42	—	—

Outstanding at March 31, 2009	887,775	$12.15	125,464	$10.87	406,000	$5.95

Aggregate intrinsic value at March 31, 2009	$10,785,983		$1,364,133		$2,415,000
Weighted average remaining contractual term (years)	3.4		4.2		1.0

The intrinsic value of options exercised during the three months ended March 31, 2009 was $2.4 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2009 were 1.4 million shares with a weighted average exercise price of $10.26, an average remaining contractual term of 2.8 years, and an aggregate intrinsic value of $14.6 million.  Cash received by the Company related to the exercise of options during the three months ended March

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Options (continued)

31, 2009 amounted to $2.4 million. As of March 31, 2009, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of March 31, 2009 is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Wt Avg	Weighted
Range of			Options	Remaining	Exercise	Options	Remaining	Average
Exercise Prices			or Awards	Life (Years)	Price	or Awards	Life (Years)	Exercise Price
$1.64	to	$1.65	122,464	0.2	$1.64	122,464	0.2	$1.64
4.63	to	6.02	445,463	1.4	5.88	445,463	1.4	5.88
8.08	to	12.10	124,605	5.4	8.72	124,605	5.4	8.72
13.50	to	16.75	726,707	3.6	14.67	726,707	3.6	14.67
			1,419,239	2.8	$10.26	1,419,239	2.8	$10.26

NOTE L — SEGMENT AND RELATED INFORMATION

The Company has identified two reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations.

The reportable segments are:  (i) patient-care services and (ii) distribution.  The reportable segments are described further below:

Patient-Care Services — This segment consists of the Company’s owned and operated patient-care centers and fabrication centers of orthotic & prosthetic (O&P) components. The patient-care centers provide services to design and fit O&P devices to patients.  These centers also instruct patients in the use, care and maintenance of the devices.  Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

Distribution — This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices.

Other — This segment consists of Hanger corporate, Innovative Neurotronics, Inc. (IN, Inc.) and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market.  MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation.  Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies” in Note B to the consolidated financial statements.

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Three Months Ended March 31, 2009
Net sales
Customers	$147,767	$20,916	463	$—	$169,146
Intersegments	—	34,962	374	(35,336)	—
Depreciation and amortization	2,787	309	1,360	—	4,456
Income from operations	23,594	6,237	(14,700)	—	15,131
Interest expense	(1,624)	1,769	7,462	—	7,607
Income before taxes	25,218	4,468	(22,162)	—	7,524

Total assets	733,550	97,444	(22,372)	—	808,622
Capital expenditures	2,432	185	210	—	2,827

Three Months Ended March 31, 2008
Net sales
Customers	$137,764	$18,940	$952	$—	$157,656
Intersegments	—	31,599	1,629	(33,228)	—
Depreciation and amortization	3,003	174	1,004	—	4,181
Income from operations	19,422	5,222	(10,464)	19	14,199
Interest expense	(1,632)	1,778	8,112	—	8,258
Income before taxes	21,054	3,444	(18,576)	19	5,941

Total assets	681,316	78,737	(15,988)	—	744,065
Capital expenditures	2,089	158	843	—	3,090

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

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 23% of the estimated $2.8 billion O&P patient-care market, in the United States. At March 31, 2009, we operated 675 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also introduce new technologies, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three month period ended March 31, 2009, our net sales were $169.1 million and we recorded net income of $4.5 million.  For the three month period ended March 31, 2008, our net sales were $157.7 million and we recorded net income of $3.6 million.

We conduct our operations primarily in two reportable segments — patient-care centers and distribution.  For the three months ended March 31, 2009, net sales attributable to our patient-care services segment and distribution segment were $147.8 million and $21.0 million, respectively. See Note L to our consolidated financial statements contained herein for further information related to our segments.

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

Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that region

Distribution Services

We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. SPS maintains an inventory of approximately 21,000 O&P related items, all of which are manufactured by other companies.  SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.  Linkia’s network now totals over 1,000 O&P provider locations.  As of December 31, 2008, Linkia had nine contracts with national and regional providers.

Industry Overview

We estimate that the O&P patient care market in the United States is approximately $2.8 billion, of which we account for approximately 23%.  The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million.  We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

Competitive Strengths

We believe the combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•                  Leading market position, with an approximate 23% share of total industry revenues and operations in 45 states and the District of Columbia, in an otherwise fragmented industry;

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 77 O&P businesses since 1997,  representing over 181 patient-care centers;

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

Results

Net sales for the three months ended March 31, 2009 increased by $11.4 million, or 7.3%, to $169.1 million from $157.7 million in the prior year’s first quarter.  The sales increase was principally the result of a $5.6 million, or 4.1%, increase in same-center sales in our patient care business, a $2.0 million, or 10.4%, increase in external sales of our distribution segment, and $4.1 million associated with acquisitions.  As a result of the sales increase, income from operations increased $0.9 million to $15.1 million in the three months ended March 31, 2009 from $14.2 million in the same period in 2008.

Net income applicable to common stock for the three months ended March 31, 2009 increased $1.4 million to $4.5 million, compared to $3.1 million in the same period of the prior year.  The current period benefited from increased sales and lower interest costs.

Net cash used in operations improved by $3.8 million for the three months ended March 31, 2009 to a use of $3.7 million compared to a use of $7.5 million in the same period of the prior year. The improvement in cash used for the first quarter of 2009 was primarily the result of improved operating results and a $1.4 million decrease in working capital.  Days sales outstanding improved to 48 days as of March 31, 2009 from 51 days as of March 31, 2008.

As of March 31, 2009, $88.3 million, or 20.9%, of the Company’s total debt of $422.9 million was subject to variable interest rates.  The Company had access to funds of $89.8 million, comprised of $51.9 million of cash and $37.9 million available under its revolving credit facility at March 31, 2009.  The Company believes that it has sufficient liquidity to conduct its normal operations and fund its acquisition plan in 2009.

For the full year 2009, the Company expects revenues to be between $750 million and $760 million, which would result in growth of 6.7% to 8.1% compared to fiscal 2008.  The Company also expects diluted EPS in the range of $0.96 to $0.98 for twelve months ended December 31, 2009.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions and disclosures.  We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner.  Management regularly assesses these policies in light of current and forecasted economic conditions.  Our accounting policies are stated in Note B to the Consolidated Financial Statements included elsewhere in this report.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

The following represents the composition of our patient-care segment’s accounts receivable balance by payor:

March 31, 2009 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$39,543	$7,262	$6,019	$52,824
Private pay	4,010	1,542	1,640	7,192
Medicaid	10,073	1,964	1,919	13,956
Medicare	24,294	1,788	1,511	27,593
VA	1,159	177	135	1,471
	$79,079	$12,733	$11,224	$103,036

December 31, 2008
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$44,206	$8,212	$5,904	$58,322
Private pay	3,478	2,324	1,161	6,963
Medicaid	9,660	3,068	1,507	14,235
Medicare	21,728	2,112	1,324	25,164
VA	1,021	200	55	1,276
	$80,093	$15,916	$9,951	$105,960

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

•                  Fair Value:  Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”) in regards to the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of March 31, 2009, there has been no impact to the Company’s financial statements related to the application of SFAS 157 for non-financial assets and liabilities.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

•                  Investments: Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Under FAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consist of two auction rate securities (“ARS”) with a credit rating of either AAA or BBB as of March 31, 2009.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of March 31, 2009, both investments failed at auction due to sell orders exceeding buy orders.  Our ARS are reported at fair value.

The fair values of our ARS were estimated through use of discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer.  Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2009, we recorded an unrealized gain of $0.1 million related to the ARS which has a par value of $2.5 million, a fair value of $1.6 million, and is classified as other long term assets.  This gain is reflected in other comprehensive income in our consolidated balance sheet. The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

On November 4, 2008, we agreed to accept Auction Rate Security Rights (“the Rights”) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value, which is $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. We have elected to classify the Rights and our investments in auction rate securities as trading securities, as defined by FAS 115. During the three months ended March 31, 2009, we determined the fair value of the Rights was $0.8 million and the fair value of ARS was $4.2 million. The change in the fair value of the Rights and the ARS for the three months ending March 31, 2009 are reflected as components of earnings.

On April 6, 2009 we exercised our ability to obtain a credit line under the Rights and received proceeds of $3.6 million.  The credit line allows us to borrow the fair market value of the ARS not to exceed its $5.0 million par value.  The credit line has no net cost to us as it bears interest in the amount equal to the income on the ARS.

•                  Interest rate swaps: The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheet. In accordance with SFAS No. 133, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, we entered into two interest rate swap agreements under which $150.0 million of our variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The fair value of each interest rate swap is an estimate of the present value of expected future cash flows we are to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate.  There was no ineffectiveness relating to the interest rate swaps for the three months ended March 31, 2009.  Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap current liability of $4.0 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.2 million is reported in other liabilities on our balance sheet as of March 31, 2009.

•                  Goodwill and Other Intangible Assets:  Excess cost over net assets acquired (“Goodwill”) represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses.  We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.  Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years.  Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.  As of March 31, 2009, there were no indicators of impairment.

•                  Income Taxes:  We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We recognize a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years.

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

New Accounting Guidance

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 provides guidance regarding required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends previous guidance under SFAS 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28 (“APB 28”), Interim Financial Reporting.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating the impact FSP FAS 107-1 and APB 28-1 will have on the our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Investments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FAS 115-2 and FAS 124-2 amends previous guidance under FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”).  FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating the impact FAS 115-2 and FAS 124-2 will have on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 amends previous guidance under FAS 157.  FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating the impact FSP FAS 157-4 will have on our financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Cost of goods sold - materials	30.2	29.6
Personnel costs	37.9	38.3
Other operating expenses	20.4	20.4
Depreciation and amortization	2.6	2.7
Income from operations	8.9	9.0
Interest expense	4.5	5.2
Income before taxes	4.4	3.8
Provision for income taxes	1.8	1.5
Net income	2.6	2.3

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Sales.  Net sales for the three months ended March 31, 2009 were $169.1 million, an increase of $11.4 million, or 7.3%, versus net sales of $157.7 million for the three months ended March 31, 2008.  The sales growth was primarily the result of a $5.6 million, or 4.1%, same-center sales growth, a $2.0 million, or 10.4% increase in external sales of our distribution segment, and $4.1 million increase related to acquired entities.

Cost of Materials Sold.  Cost of goods sold - materials for the three months ended March 31, 2009 was $51.0 million, an increase of $4.3 million, or 9.3%, over $46.7 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales increased to 30.2% in 2009 from 29.6% in 2008. The increase in cost of materials as a percentage of sales resulted from a change in the sales mix of businesses and products.

Personnel Costs.  Personnel costs for the three months ended March 31, 2009 increased by $3.8 million to $64.1 million from $60.3 million, for the three months ended March 31, 2008.  The increase was principally due to $1.9 million of additional personnel cost from acquired entities, $1.2 million of employee benefit costs, and merit increases of $0.9 million, offset by lower temporary labor costs of $0.2 million.

Other Operating Expenses.  Other operating expenses for the three months ended March 31, 2009 increased by $2.2 million to $34.5 million from $32.2 million, for the three months ended March 31, 2008. The increase is due primarily to additional variable compensation accruals of $1.9 million, higher occupancy costs of $0.8 million, acquisitions of $0.7 million, offset by lower advertising costs of $0.7 million and $0.3 million of reductions in other overhead costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2009 was $4.5 million versus $4.2 million for the three months ended March 31, 2008.  The increase is a result of increased depreciation related to recent leasehold improvements and computer hardware and software over the past twelve months.

Income from Operations.  Principally due to the increase in net sales, income from operations increased $0.9 million to $15.1 million for the three months ended March 31, 2009 compared to $14.2 million in the three months ended March 31, 2008.

Interest Expense.  Interest expense for the three months ended March 31, 2009 decreased to $7.6 million compared to $8.3 million for the three months ended March 31, 2008 primarily due to lower variable rates.

Income Taxes.  An income tax provision of $3.0 million was recognized for the three months ended March 31, 2009 compared to $2.4 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate was 40% for the three months ended March 31, 2009 and 2008.  The effective tax rates consist principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $4.5 million for the three months ended March 31, 2009, compared to $3.6 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at March 31, 2009 was $210.2 million compared to $170.2 million at March 31, 2008.  Working capital increased principally as a result of continued strong cash collections.  Cash flows used in operations of $3.7 million for the three months ended March 31, 2009 compared favorably to $7.5 million of cash flows used in operations in the prior year primarily due to improved operating results.  Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the three months ended March 31, 2009 decreased to 48 days compared to 51 days for the same period last year.  The decrease in DSO is due to a continued effort at our patient-care centers to target collections.

Net cash used in investing activities was $4.6 million for the three months ended March 31, 2009, versus $5.0 million for the same period in the prior year.  Cash used in investing activities in the current period included $2.8 million related to the purchase of computer related assets, machinery and equipment and leasehold improvements and $2.1 million related to acquisitions of patient-care centers.

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2009, compared to cash used in financing activities of $1.5 million for the three months ended March 31, 2008.  The increase in cash provided by financing activities was primarily due to the proceeds from the issuance of common stock related to the exercise of employee stock options.

Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2009	2008
	(Unaudited)

Revolving Credit Facility	$15,253	$15,253
Term Loan	223,064	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.0% to 10.8%, maturing through December 2011	9,617	9,007
	422,934	422,324
Less current portion	(4,280)	(3,794)
	$418,654	$418,530

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the our option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in the our subsidiaries’ shares, all of our assets and all the assets of our subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio and a maximum annual capital expenditures limit.  As of March 31, 2009, we were in compliance with all such covenants. In response to the volatility in the current global credit markets, on September 26, 2008 we decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and we borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  As of March 31, 2009, we had $37.9 million available under the revolving credit facility, net of LCPI’s $17.8 million commitment, $15.3 million already borrowed, and $4.0 million of outstanding letters of credit.  At March 31, 2009, the interest rate under the Revolving Credit Facility was 3.91%.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the our subsidiaries and are secured by a first priority perfected interest in the our subsidiaries’ shares, all of our assets and all the assets of our subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility and as of March 31, 2009,

we were in compliance with all such covenants.  The Term Loan bears interest, at the our option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At March 31, 2009, the interest rate on the Term Loan was 2.52%.

Interest rate swaps

In May 2008, we entered into two interest rate swap agreements under which $150.0 million of our variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities or (“SFAS 133”). The fair value of each interest rate swap is an estimate of the present value of expected future cash flows we are to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate.  There was ineffectiveness relating to the interest rate swaps for the three months ended March 31, 2009 of a negligible amount, which is reported in the income statement.  Unrealized losses, related to the effective portion of the interest rate swap, of $6.5 million are reported in accumulated other comprehensive income, a component of shareholders’ equity. The interest rate swap current liability of $4.0 million is reported in accrued expenses, while the interest rate swap long-term liability of $3.2 million is reported in other liabilities on our balance sheet as of March 31, 2009.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006.  The Senior Notes are subject to covenants that mirror those of the Revolving Credit Facility and as of March 31, 2009, we were in compliance with all such covenants.

On or prior to June 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remains outstanding immediately after the redemption (excluding notes held by us and our subsidiaries); and (ii) the redemption occurs within 90 days of the date of the closing of the equity offering.

Except as discussed above, the notes are not redeemable at our option prior to June 1, 2010.  On or after June 1, 2010, we may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt.  We also believe that based on our cash and cash equivalents balances of $51.9 million at March 31, 2009 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, results of operations or cash flows.  In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.  We are limited to $40.0 million in acquisitions annually by the terms of the Revolving Credit Facility agreement.

Preferred Stock

In June 2008, the average closing price of our common stock price exceeded our forced conversion price of the Series A Convertible Preferred Stock by 200% for a 20-trading day period, triggering an acceleration of the Series A Preferred dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of preferred stock, in lieu of cash.  On July 25, 2008, we notified the holder of the Series A Preferred of our election to force the conversion of the Series A Preferred into 7,308,730 shares of common stock.  The conversion of the preferred shares to common stock occurred on August 8, 2008.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2009 (unaudited):

	Payments Due by Period
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$3,365	$4,587	$19,937	$4,606	$215,439	$175,000	$422,934
Interest payments on long-term debt	23,088	24,528	24,031	23,534	20,655	—	115,836
Operating leases	25,275	27,623	21,623	15,667	9,580	8,672	108,440
Capital leases and other long-term obligations	1,215	2,445	2,629	2,089	1,521	8,736	18,635
Total contractual cash obligations	$52,943	$59,183	$68,220	$45,896	$247,195	$192,408	$665,845

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of March 31, 2009 comprised of $1.4 million of unrecognized tax benefits, of which $0.5 million is expected to be settled in the fiscal year 2009, with the remainder thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of March 31, 2009, IN, Inc. had outstanding purchase commitments of approximately $0.3 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At March 31, 2009, all our outstanding debt, with the exception of the Revolving Credit Facility and $73.1 million of the Term Loan, is subject to fixed interest rates (see Item 3 below).

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, and Subordinated Seller Notes.  As of March 31, 2009, we have cash flow exposure to the changing interest rates on $73.1 million of the Term Loan and the entire $15.3 million borrowed under the Revolving Credit Facility.  The other obligations have fixed interest or dividend rates.

We have a $75.0 million revolving credit facility, with an outstanding balance of $15.3 million at March 31, 2009, as discussed in Note G of the Notes to Consolidated Financial Statements included in this report.  The rates at which interest accrues under the entire outstanding balance are variable.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At March 31, 2009, we had one contract outstanding which fixed LIBOR at 2.52% and the contract expired on April 27, 2009.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis of our financial instruments as of March 31, 2009 that are sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan, the Revolving Credit Facility, and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$2,275	$3,391	$4,506	$5,621	$6,737	$7,852	$8,967
Revolving Credit Facility	368	444	520	596	673	749	825
Interest Rate Swap	4,549	4,473	4,396	4,320	4,244	4,167	4,091

	$6,824	$7,863	$8,902	$9,941	$10,980	$12,019	$13,058

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1A.  RISK FACTORS.

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this

Form 10-Q to provide updated information, as set forth below.  References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.4% and 39.5% of our net sales for the three months ended March 31, 2009 and 2008, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare.  Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment.  The Medicare price increases for 2008 and 2007 were 2.7% and 4.3%, respectively.  Effective January 1, 2009, the Medicare price increase was 5.0%.  If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

Our investments include an auction rate security (“ARS”), classified as other long term assets,  reported at an aggregate fair value of $1.6 million and an aggregate cost of $2.5 million, as of March 31, 2009.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, investors can attempt to sell via auction or continue to hold the securities at par.  The auctions for all of the ARS held by us were unsuccessful as of March 31, 2009.  The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 7, 2009	/s/ Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2009	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2009	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)