Form 10-Q
period 2009-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2009-08-06
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 28, 2009, 31,485,669 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$76,377	$58,413
Short-term investments	4,976	4,968
Accounts receivable, less allowance for doubtful accounts of $8,398 and $6,099 in 2009 and 2008, respectively	97,656	99,861
Inventories	86,874	85,960
Prepaid expenses, other assets and income taxes receivable	11,720	12,512
Deferred income taxes	13,217	12,312
Total current assets	290,820	274,026

PROPERTY, PLANT AND EQUIPMENT
Land	909	949
Buildings	4,806	4,967
Furniture and fixtures	13,680	13,310
Machinery and equipment	34,111	32,070
Leasehold improvements	49,784	47,579
Computer and software	68,727	67,802
Total property, plant and equipment, gross	172,017	166,677
Less accumulated depreciation	122,932	115,943
Total property, plant and equipment, net	49,085	50,734

INTANGIBLE ASSETS
Goodwill	475,839	470,411
Patents and other intangible assets, net	5,581	5,072
Total intangible assets, net	481,420	475,483

OTHER ASSETS
Debt issuance costs, net	6,571	7,482
Other assets	3,037	6,025
Total other assets	9,608	13,507

TOTAL ASSETS	$830,933	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$8,449	$3,794
Accounts payable	14,466	18,764
Accrued expenses	18,173	16,810
Accrued interest payable	1,875	2,074
Accrued compensation related costs	23,830	32,336
Total current liabilities	66,793	73,778

LONG-TERM LIABILITIES
Long-term debt, less current portion	417,989	418,530
Deferred income taxes	34,766	33,166
Other liabilities	22,108	21,410
Total liabilities	541,656	546,884

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 32,948,096 shares and 32,513,190 shares issued and outstanding in 2009 and 2008, respectively	329	325
Additional paid-in capital	229,074	221,623
Accumulated other comprehensive loss	(4,092)	(4,497)
Retained earnings	64,622	50,071
	289,933	267,522
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	289,277	266,866

TOTAL LIABILITIES AND AND SHAREHOLDERS’ EQUITY	$830,933	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$193,523	$181,184	$362,670	$338,840
Cost of goods sold - materials	58,848	55,275	109,897	101,997
Personnel costs	65,748	61,544	129,807	121,884
Other operating expenses	40,963	38,689	75,416	70,903
Depreciation and amortization	3,808	4,289	8,264	8,470
Income from operations	24,156	21,387	39,286	35,586

Interest expense	7,595	8,045	15,202	16,303
Unrealized gain from interest rate swap	167	—	167	—
Income before taxes	16,728	13,342	24,251	19,283

Provision for income taxes	6,692	5,337	9,700	7,713
Net income	10,036	8,005	14,551	11,570

Preferred stock dividend-Series A Convertible Preferred Stock	—	5,254	—	5,670
Net income applicable to common stock	$10,036	$2,751	$14,551	$5,900

Basic Per Common Share Data
Net income applicable to common stock	$0.32	$0.12	$0.47	$0.26
Shares used to compute basic per common share amounts	31,250,047	23,017,282	31,105,742	22,949,127

Diluted Per Common Share Data
Net income applicable to common stock	$0.31	$0.11	$0.46	$0.24
Shares used to compute diluted per common share amounts	32,019,843	24,208,631	31,924,652	24,121,834

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$14,551	$11,570

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on interest rate swap	(167)	—
(Gain) loss on disposal of assets	(127)	12
Provision for bad debts	8,865	7,766
Provision for deferred income taxes	424	1,188
Depreciation and amortization	8,264	8,470
Amortization of debt issuance costs	911	911
Compensation expense on stock options and restricted stock	3,473	2,131
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(6,365)	(5,840)
Inventories	(565)	(1,076)
Prepaid expenses, other current assets, and income taxes receivable	1,902	(2,395)
Other assets	64	(171)
Accounts payable	(4,105)	(1,464)
Accrued expenses, accrued interest payable, and income taxes payable	617	(260)
Accrued compensation related costs	(8,541)	(9,858)
Other liabilities	1,559	1,585
Net cash provided by operating activities	20,760	12,569

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(6,097)	(7,840)
Acquisitions and contingent purchase price (net of cash acquired)	(2,347)	(2,191)
Proceeds from sale of property, plant and equipment	303	20
Net cash used in investing activities	(8,141)	(10,011)

Cash flows from financing activities:
Repayment of term loan	—	(3,485)
Repayment of long-term debt	(1,126)	(1,917)
Proceeds from issuance of common stock	2,871	276
Proceeds from line of credit	3,600	—
Preferred stock dividends paid	—	(416)
Net cash provided by (used in) financing activities	5,345	(5,542)

Increase (decrease) in cash and cash equivalents	17,964	(2,984)
Cash and cash equivalents, at beginning of period	58,413	26,938
Cash and cash equivalents, at end of period	$76,377	$23,954

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.  We have evaluated subsequent events for recognition or disclosure through August 6, 2009, which was the date we filed this Form 10-Q with the SEC.

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

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”) in regards to the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of June 30, 2009, there has been no impact to the Company’s financial statements related to the application of SFAS 157 for non-financial assets and liabilities.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 and December 31, 2008, respectively:

June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$61,280	$—	$—	$61,280
Auction Rate Securities	—	—	4,621	4,621
Rights on auction rate securities	—	—	355	355

Other Assets
Auction rate securities	—	—	1,214	1,214

	$61,280	$—	$6,190	$67,470

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$4,146	$—	$4,146

Other Liabilities
Interest rate swaps	—	1,863	—	1,863

	$—	$6,009	$—	$6,009

December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$53,962	$—	$—	$53,962
Auction Rate Securities	—	—	3,962	3,962
Rights on auction rate securities	—	—	1,006	1,006

Other Assets
Auction rate securities	—	—	1,503	1,503

	$53,962	$—	$6,471	$60,433

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$3,711	$—	$3,711

Other Liabilities
Interest rate swaps	—	3,526	—	3,526

	$—	$7,237	$—	$7,237

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

During the six months ended June 30, 2009, and 2008, assets and liabilities that were valued using level 3 inputs had the following activity:

	Auction Rate Securities	Rights	Total

Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized losses
Included in earnings	659	(651)	8
Included in other comprehensive income	(289)	—	(289)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of June 30, 2009	$5,835	$355	$6,190

	Auction Rate Securities	Rights	Total

Balance as of December 31, 2007	$7,500	$—	$7,500
Total unrealized losses
Included in earnings	—	—	—
Included in other comprehensive income	(598)	—	(598)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of June 30, 2008	$6,902	$—	$6,902

Investments

Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Under SFAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consist of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of June 30, 2009, both investments failed at auction due to the absence of a market for the ARS.  The Company’s ARS are reported at fair value.

The fair values of our ARS were estimated through use of discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer.  Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three and six months ended June 30, 2009, the Company recorded an unrealized loss of $0.4 million and $0.3 million, respectively, related to the Primus ARS, which has a fair value of $1.2 million, and is classified as other long term assets.  The fair value of the Primus ARS as of December 31, 2008 was $1.5 million.  This loss is reflected in other comprehensive loss in our consolidated balance sheets. The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value, which is $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company has elected to classify the Rights and our investments in the Indiana ARS as trading securities, as defined by FAS 115.  As of June 30, 2009, the Company determined the fair value of the Rights was $0.4 million and the fair value of the ARS was $4.6 million. The change in the fair value of the Rights and the ARS for the three and six months ending June 30, 2009 are reflected as components of earnings.

Interest Rate Swaps

The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheet. In accordance with SFAS 133, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Rate Swaps (continued)

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, did not qualify as cash flow hedges in accordance with SFAS 133 for the quarter ending June 30, 2009 due to changes in counterparty risk assumptions.  The Company recorded an unrealized gain of $0.2 million as a component of earnings for the three months ended June 30, 2009 reflecting the change in fair value of the interest rate swaps.  Since its inception, the fair value of the interest rate swap has declined $6.0 million. Of the decline, $5.5 million related to the effective portion of the interest rate swap and was reported as a component of other comprehensive loss of stockholders’ equity. The current portion of the liability, $4.1 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s balance sheet as of June 30, 2009.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method.  For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method for all reporting periods.  The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases.  Cost of goods sold during the interim periods is reconciled and adjusted when the annual physical inventory is taken.  The Company treats these adjustments as changes in accounting estimates.  For its distribution segment, a perpetual inventory is maintained.  Management adjusts the reserve for inventory obsolescence whenever

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories (continued)

the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price.  Shipping and handling activities are reported as part of cost of goods sold.

Stock-Based Compensation

The Company has issued options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors.  At June 30, 2009, 4.7 million shares of common stock were authorized for issuance under the Company’s share-based compensation plans.  Shares of common stock issued under the share-based compensation plans are issued from the Company’s authorized, but unissued shares.  Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant.  Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years.  Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value.

The Company adopted SFAS 123R using the modified prospective method allowed for in SFAS 123R.  Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of SFAS 123R is calculated in accordance with SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and recognized in the consolidated statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of SFAS 123R is calculated according to the provisions of SFAS 123R.  For the three months ended June 30, 2009 and 2008, the Company recognized $1.6 million and $1.1 million, respectively, in compensation expense.  The Company recognized $3.4 and $2.1 million in compensation expense for the six months ended June 30, 2009 and 2008, respectively.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company applies the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $0.5 million, of which $0.4 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.  Total penalties and interest accrued as of June 30, 2009 is $0.1 million.  The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions.  The Company is no longer subject to US Federal income tax examinations for years before 2005 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

Reclassification: Consolidated Statement of Operations Presentation

As of January 1, 2009, the Company has revised its income statement presentation, including prior periods, to group all personnel costs in one line item within income from operations.  Previously, personnel costs were divided between revenue producing personnel costs, which were included in costs of goods sold, and non-revenue producing personnel costs, which were included in selling, general and administrative expenses. The new income statement presentation will create better transparency and comparability between current and future results, as well as provide consistency with management’s internal reporting format. The new income statement presentation does not change previously reported income from operations, net income or earnings per share for prior periods.

New Accounting Guidance

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 provides guidance regarding required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in SFAS 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28 (“APB 28”), Interim Financial Reporting.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact have on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Investments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of FAS 115-2 and FAS 124-2 amends previous guidance under FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance (continued)

Certain Investments (“FSP FAS 115-1 and FAS 124-1”).  FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 amends previous guidance under FAS 157.  FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact have on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which provides guidance on accounting and disclosure of subsequent events.  SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification defines two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The impact of SFAS 168 will not effect the Company’s financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$14,739	$16,026
Income taxes	7,098	7,075

Non-cash financing and investing activities:
Non-cash accelerated dividends on preferred stock	—	5,254
Unrealized loss on auction rate securities	(174)	(359)
Unrealized gain on interest rate swaps	579	881
Issuance of notes in connection with acquistions	1,631	936
Issuance of restricted shares of common stock	1,484	897

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

During the six month period ended June 30, 2009, the Company acquired five patient care centers for an aggregate purchase price of $3.9 million, consisting of $2.2 million in cash, $0.9 million in promissory notes, and $0.8 million in contingent consideration payable within the next two years. The Company recorded approximately $3.5 million of goodwill and incurred approximately $0.1 million of transaction costs related to these acquisitions. The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition.  Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to SFAS 141(R) becoming effective, the Company made payments of $0.8 million and $0.4 million during the six months ended June 30, 2009 and 2008, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill.  The Company estimates that it may pay up to a total of $5.7 million related to contingent consideration provisions of acquisitions in future periods.

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

The activity related to goodwill for the six month periods ended June 30, 2009 and 2008 are as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2008	$432,023	$38,388	$470,411
Additions due to acquisitions	5,345	—	5,345
Additions due to earnouts	83	—	83
Balance at June 30, 2009 (unaudited)	$437,451	$38,388	$475,839

	Patient-Care Centers	Distribution	Total
Balance at December 31, 2007	$421,174	$38,388	$459,562
Additions due to acquisitions	4,180		4,180
Additions due to earnouts	17		17
Balance at June 30, 2008 (unaudited)	$425,371	$38,388	$463,759

NOTE F — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30,	December 31,
(In thousands)	2009	2008
	(Unaudited)
Raw materials	$30,821	$31,021
Work-in-process	37,603	35,808
Finished goods	18,450	19,131
	$86,874	$85,960

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2009	2008
	(Unaudited)
Revolving Credit Facility	$15,253	$15,253
Line of Credit	3,609	—
Term Loan	223,064	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 4.00% to 7.25%, maturing through September 2013	9,512	9,007
	426,438	422,324
Less current portion	(8,449)	(3,794)
	$417,989	$418,530

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of June 30, 2009, the Company is in compliance with all such covenants.

In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  As of June 30, 2009, the Company had $37.7 million available under the Revolving Credit Facility, net of LCPI’s $17.8 million commitment, $15.3 million already borrowed, and $4.2 million of outstanding letters of credit.  At June 30, 2009, the interest rate under the Revolving Credit Facility was 4.5%.  On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.

NOTE G — LONG TERM DEBT (CONTINUED)

Line of Credit

On April 6, 2009 the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of June 30, 2009, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At June 30, 2009, the interest rate on the Term Loan was 2.32%.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1.

The notes are not redeemable at the Company’s option prior to June 1, 2010.  On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter through June 1, 2014.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2009, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits.  As of June 30, 2009, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

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

Management believes that any billing discrepancies are likely to be primarily at the West Hempstead patient-care center.  Furthermore, management does not believe the resolution of the matters raised by the allegations will have a materially adverse effect on the Company’s financial statements.  The West Hempstead facility generated $0.4 million and $0.2 million in net sales during the six months ended June 30, 2009 and 2008, respectively, or 0.1% and less than 0.1%, respectively, of the Company’s consolidated net sales for each period.

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

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement.  The Company has reviewed its existing contracts containing indemnification clauses or guarantees and does not believe that its liability under such agreements will result in any material liability.

NOTE I — NET INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares.  Dilutive potential common shares consist of stock options and restricted shares, and are calculated using the treasury stock method.

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2009	2008	2009	2008

Net income	$10,036	$8,005	$14,551	$11,570

Preferred stock dividends -Series A Convertible Preferred Stock (1)	—	(5,254)	—	(5,670)

Net income applicable to common stock	$10,036	$2,751	$14,551	$5,900

Shares of common stock outstanding used to compute basic per common share amounts	31,250,047	23,017,282	31,105,742	22,949,127
Effect of dilutive restricted stock and options	769,796	1,191,349	818,910	1,172,707
Shares used to compute dilutive per common share amounts (1)	32,019,843	24,208,631	31,924,652	24,121,834

Basic income (loss) per share applicable to common stock	$0.32	$0.12	$0.47	$0.26
Diluted income (loss) per share applicable to common stock	0.31	0.11	0.46	0.24

(1) For the three and six months ended June 30, 2009 and 2008, options to purchase 715,728, 615,728, 999,060 and 1,006,060 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

NOTE J – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.  The Company recognized $0.1 million of expense for the six months ended June 30, 2009 in

NOTE J – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

service and interest cost resulting from contractual termination benefits incurred during the period.

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2009:

Discount rate	6.25%
Average rate of increase in compensation	3.25%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2008	$11,008
Service cost	1,217
Interest cost	348
Net benefit cost accrued at June 30, 2009	$12,573

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

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

In August 2007, 205,000 performance-based restricted shares were granted to certain executives.  These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees.  However, the quantity of restricted shares to be released under this grant was dependent on the diluted EPS for the twelve-month period from July 1, 2007 through June 30, 2008.  The target EPS for this period was met, therefore, 100% of the performance-based restricted shares were released based on the four-year vesting period.

In November 2008, 165,490 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted shares to be released under this grant is dependent on the pro-forma diluted EPS for the twelve-month period from October 1, 2008 through September 30, 2009.

During the six months ended June 30, 2009 and 2008, no options were cancelled under the 2002 Stock Incentive and Bonus Plan. At June 30, 2009, 860,721 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”).  The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant.

In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director.  The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year.  The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year.  The

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Director Plans (continued)

restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan.  During the six months ended June 30, 2009, there were no option cancellations under the 2003 Directors’ Plan.  At June 30, 2009, 70,927 shares of common stock were available for issuance.

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the six months ended June 30, 2009 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23
Granted	33,098	16.51	70,696	14.06
Vested	(252,562)	7.74	(80,076)	10.60
Forfeited	(10,750)	8.29	—	—

Nonvested at June 30, 2009	1,326,826	$12.33	130,540	$13.15

During the six-month period ended June 30, 2009, 332,638 restricted shares of common stock, with an intrinsic value of $2.8 million became fully vested.  As of June 30, 2009, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $14.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years.  The outstanding restricted shares have vesting dates through December 2012.

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95
Terminated	(20,658)	5.48	—	—	—	—
Exercised	(308,960)	8.16	(25,000)	5.54	—	—

Outstanding at June 30, 2009	764,332	$13.75	110,464	$11.41	406,000	$5.95

Aggregate intrinsic value at June 30, 2009	$10,505,152		$1,259,945		$2,415,000
Weighted average remaining contractual term (years)	3.7		4.3		0.8

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Options (continued)

The intrinsic value of options exercised during the three and six months ended June 30, 2009 was $0.3 million and $2.7 million, respectively. Options exercisable under the Company’s share-based compensation plans at June 30, 2009 were 1.3 million shares with a weighted average exercise price of $11.07, an average remaining contractual term of 2.8 years, and an aggregate intrinsic value of $14.2 million.

Cash received by the Company related to the exercise of options during the three and six months ended June 30, 2009 amounted to $0.5 million and $2.9 million, respectively. As of June 30, 2009, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of June 30, 2009 is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Wt Avg	Weighted
Range of			Options	Remaining	Exercise	Options	Remaining	Average
Exercise Prices			or Awards	Life (Years)	Price	or Awards	Life (Years)	Exercise Price
4.63	to	6.02	440,463	1.1	$5.89	440,463	1.1	$5.89
8.08	to	12.10	124,605	5.2	$8.72	124,605	5.2	$8.72
13.50	to	16.75	715,728	3.4	$14.67	715,728	3.4	$14.67
			1,280,796	2.8	$11.07	1,280,796	2.8	$11.07

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

Other — This segment consists of Hanger Corporate, Innovative Neurotronics, Inc. (IN, Inc.) and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market.  MyoOrthotics Technologies represents the merging of orthotic technologies with

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

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

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Three Months Ended June 30, 2009
Net sales
Customers	$171,189	$21,953	381	$—	$193,523
Intersegments	—	38,448	327	(38,775)	—
Depreciation and amortization	2,389	129	1,290	—	3,808
Income (loss) from operations	33,218	6,264	(15,338)	12	24,156
Interest (income) expense	(1,596)	1,770	7,421	—	7,595
Income (loss) before taxes	34,814	4,494	(22,592)	12	16,728

Three Months Ended June 30, 2008
Net sales
Customers	$159,557	$21,072	$555	$—	$181,184
Intersegments	—	35,066	875	(35,941)	—
Depreciation and amortization	3,032	182	1,075	—	4,289
Income (loss) from operations	27,494	6,200	(12,814)	507	21,387
Interest (income) expense	(1,610)	1,777	7,878	—	8,045
Income (loss) before taxes	29,104	4,423	(20,692)	507	13,342

Six Months Ended June 30, 2009
Net sales
Customers	$318,955	$42,870	$845	$—	$362,670
Intersegments	—	73,410	1,075	(74,485)	—
Depreciation and amortization	5,176	438	2,650	—	8,264
Income (loss) from operations	56,812	12,501	(30,144)	117	39,286
Interest (income) expense	(3,221)	3,539	14,884	—	15,202
Income (loss) before taxes	60,033	8,962	(44,861)	117	24,251

Capital expenditures	5,249	302	546	—	6,097

Six Months Ended June 30, 2008
Net sales
Customers	$297,321	$40,012	$1,507	$—	$338,840
Intersegments	—	66,665	2,504	(69,169)	—
Depreciation and amortization	6,035	356	2,079	—	8,470
Income (loss) from operations	46,915	11,423	(23,277)	525	35,586
Interest (income) expense	(3,242)	3,555	15,990	—	16,303
Income (loss) before taxes	50,157	7,868	(39,267)	525	19,283

Capital expenditures	4,834	290	2,716	—	7,840

Total Assets
June 30, 2009	756,380	105,522	(30,969)	—	830,933
December 31, 2008	707,635	91,948	14,167		813,750

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

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 23% of the estimated $2.8 billion O&P patient-care market in the United States. At June 30, 2009, we operated 671 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also introduce new technologies, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three and six months ended June 30, 2009, our net sales were $193.5 million and $362.7 million, respectively, and we recorded net income of $10.0 million and $14.6 million, respectively.  For the three and six months ended June 30, 2008, our net sales were $181.2 and $338.8 million, respectively, and we recorded net income of $8.0 million and $11.6 million, respectively.

We conduct our operations primarily in two reportable segments — patient-care centers and distribution.  For the three months ended June 30, 2009, net sales attributable to our patient-care services segment and distribution segment were $171.2 million and $22.0 million, respectively.  For the six months ended June 30, 2009, net sales attributable to our patient-care services segment and distribution segment were $319.0 million and $42.9 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

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

Product Development

IN, Inc. specializes in product development principally in the field of functional electrical stimulation.  IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc’s. first product, the WalkAide System (“WalkAide”), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services.  Additionally, in September 2007, the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society which honors outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities.  In November 2008, the Centers for Medicare and Medicaid Services overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009.  The Company continues to work on clinical trials to qualify the device for reimbursement for stroke patients.  The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.  Linkia’s network now totals over 1,000 O&P provider locations.  As of June 30, 2009, Linkia had 16 contracts with national and regional providers.

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 78 O&P businesses since 1997,  representing over 186 patient-care centers;

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

Results

Net sales for the three months ended June 30, 2009 increased by $12.3 million, or 6.8%, to $193.5 million from $181.2 million in the prior year’s second quarter.  The sales increase was principally the result of a $6.9 million, or 4.4% increase in same-center sales in our patient care business, a $0.9 million, or 4.2% increase in external sales of our distribution segment, and $4.3 million associated with acquisitions.  As a result of the sales increase, income from operations increased $2.8 million to $24.2 million in the three months ended June 30, 2009 from $21.4 million in the same period in 2008.

Net income for the three months ended June 30, 2009 increased $2.0 million to $10.0 million compared to $8.0 million in the same period of the prior year.  The current period benefited from increased sales and lower interest costs.

Net sales for the six months ended June 30, 2009 increased by $23.9 million, or 7.0%, to $ 362.7 million from $338.8 million in the same period of the prior year.  The sales increase was principally the result of a $13.1 million, or 4.4%, increase in same-center sales in our patient care business, a $2.9 million, or 7.1%, increase in external sales of our distribution segment, and $7.9 million associated with acquisitions.  As a result of the sales increase, income from operations increased $3.7 million to $39.3 million in the six months ended June 30, 2009 from $35.6 million in the same period in 2008.

Net income for the six months ended June 30, 2009 increased $3.0 million to $14.6 million, compared to $11.6 million in the same period of the prior year.  The current period benefited from increased sales and lower interest costs.

Net cash provided by operations improved by $8.2 million for the six months ended June 30, 2009 to $20.8 million compared to $12.6 million in the same period of the prior year. The improvement in cash provided by operations for the period was primarily the result of improved operating results and a $4.1 million decrease in working capital.  Days sales outstanding improved to 48 days as of June 30, 2009 from 52 days as of June 30, 2008.

As of June 30, 2009, $91.9 million, or 21.6%, of the Company’s total debt of $426.4 million was subject to variable interest rates.  The Company had access to funds of $114.1 million, comprised of $76.4 million of cash and $37.7 million available under its Revolving Credit Facility at June 30, 2009.  The Company believes that it has sufficient liquidity to conduct its normal operations and fund its acquisition plan in 2009.

For the full year 2009, the Company expects revenues to be between $750 million and $760 million, which would result in growth of 6.7% to 8.1% compared to fiscal 2008.  The Company also expects diluted EPS in the range of $1.02 to $1.04 for twelve months ended December 31, 2009.

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

Revenue at our patient-care centers segment is recorded net of all governmental adjustments, contractual adjustments and discounts.  We employ a systematic process to ensure that our revenues are recorded at net realizable value and that any required adjustments are recorded on a timely basis.  The contracting module of our centralized, computerized billing system is designed to record revenues at net realizable value based on our contract with the patient’s insurance company.  Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

The following represents the composition of our accounts receivable balance by payor:

June 30, 2009 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$47,548	$7,773	$4,714	$60,035
Private pay	3,589	1,423	2,452	7,464
Medicaid	9,615	1,964	1,532	13,111
Medicare	21,356	1,630	1,094	24,080
VA	1,183	82	99	1,364
	$83,291	$12,872	$9,891	$106,054

December 31, 2008
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$48,209	$9,072	$6,357	$63,638
Private pay	3,090	2,065	1,031	6,186
Medicaid	8,582	2,725	1,339	12,646
Medicare	19,304	1,876	1,176	22,356
VA	908	178	48	1,134
	$80,093	$15,916	$9,951	$105,960

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed.  Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility.  In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future.  This estimate is based upon our historical experience as well as a review of our receivable balances.  On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts.  Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis.  In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed.  From time-to-time, the Company may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted.  In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

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

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”) in regards to the application of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of June 30, 2009, there has been no impact to the Company’s financial statements related to the application of SFAS 157 for non-financial assets and liabilities.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

Investments: Investment securities available-for-sale consist of auction rate securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Under SFAS 115, securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consist of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of June 30, 2009, both investments failed at auction due to the absence of a market for the ARS.  The Company’s ARS are reported at fair value.

The fair values of our ARS were estimated through use of discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer.  Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three and six months ended June 30, 2009, the Company recorded an unrealized loss of $0.4 million and $0.3 million, respectively, related to the Primus ARS, which has a fair value of $1.2 million, and is classified as other long term assets.  The fair value of the Primus ARS as of December 31, 2008 was $1.5 million.  This loss is reflected in other comprehensive loss in our consolidated balance sheets. The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value, which is $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company has elected to classify the Rights and our investments in the Indiana ARS as trading securities, as defined by FAS 115.  As of June 30, 2009, the Company determined the fair value of the Rights was $0.4 million and the fair value of the ARS was $4.6 million. The change in the fair value of the Rights and the ARS for the three and six months ending June 30, 2009 are reflected as components of earnings.

Interest rate swaps: The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheet. In accordance with SFAS 133, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, did not qualify as cash flow hedges in accordance with SFAS 133 for the quarter ending June 30, 2009 due to changes in counterparty risk assumptions.  The Company recorded an unrealized gain of $0.2 million as a component of earnings for the three months ended June 30, 2009 reflecting the change in fair value of the interest rate swaps.  Since its inception, the fair value of the interest rate swap has declined $6.0 million. Of the decline, $5.5 million related to the effective portion of the interest rate swap and was reported as a component of other comprehensive loss of stockholders’ equity. The current portion of the liability, $4.1 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s balance sheet as of June 30, 2009.

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses.  We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.  Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 16 years.  Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.  As of June 30, 2009, there were no indicators of impairment.

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

New Accounting Guidance

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 provides guidance regarding required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in SFAS 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28 (“APB 28”), Interim Financial Reporting.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact have on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Investments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of FAS 115-2 and FAS 124-2 amends previous guidance under FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”).  FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 amends previous guidance under FAS 157. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact have on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which provides guidance on accounting and disclosure of subsequent events.  SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification defines two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The impact of SFAS 168 will not effect the Company’s financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	30.4	30.5	30.3	30.1
Personnel costs	34.0	34.0	35.8	36.0
Other operating expenses	21.2	21.4	20.8	20.9
Depreciation and amortization	1.9	2.4	2.3	2.5
Income from operations	12.5	11.8	10.8	10.5
Interest expense	3.9	4.4	4.2	4.8
Unrealized gain from interest rate swap	0.1	—	0.1	—
Income before taxes	8.7	7.4	6.7	5.7
Provision for income taxes	3.5	3.0	2.7	2.3
Net income	5.2	4.4	4.0	3.4

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Sales.  Net sales for the three months ended June 30, 2009 increased by $12.3 million, or 6.8%, to $193.5 million from $181.2 million in the prior year’s second quarter.  The sales increase was principally the result of a $6.9 million, or 4.4% increase in same-center sales in our patient care business, a $0.9 million, or 4.2% increase in external sales of our distribution segment, and $4.3 million associated with acquisitions.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended June 30, 2009 was $58.8 million, an increase of $3.6 million, or 6.5%, over $55.3 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales decreased to 30.4% in 2009 from 30.5% in 2008. The decrease in cost of materials as a percentage of sales resulted from a change in the sales mix of products.

Personnel Costs.  Personnel costs for the three months ended June 30, 2009 increased by $4.2 million to $65.7 million from $61.5 million for the three months ended June 30, 2008.  The increase was principally due to $1.7 million of additional personnel cost from acquired entities, additional stock and severance compensation of $1.3 million, and other increases of $1.2 million.

Other Operating Expenses.  Other operating expenses for the three months ended June 30, 2009 increased by $2.3 million to $41.0 million from $38.7 million for the three months ended June 30, 2008. The increase is due primarily to $2.0 million in additional variable compensation expense, higher occupancy costs of $0.3 million, acquisitions of $0.4 million, and additional bad debt expense of $0.9 million, offset by lower professional fees of $0.9 million and $0.4 million of reductions in other overhead costs.  As a percentage of net sales, other operating costs decreased 20 basis points compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2009 was $3.8 million versus $4.3 million for the three months ended June 30, 2008.  The decrease from the prior year is due to certain assets being fully depreciated.

Income from Operations.  Income from operations increased $2.8 million to $24.2 million for the three months ended June 30, 2009 compared to $21.4 million in the three months ended June 30, 2008 principally due to the increase in net sales.

Interest Expense.  Interest expense for the three months ended June 30, 2009 decreased to $7.6 million compared to $8.0 million for the three months ended June 30, 2008 primarily due to lower variable interest rates.

Unrealized gain from Interest Rate Swap.  The Company’s interest rate swaps on $150.0 million of the Company’s variable term loans did not qualify for hedge accounting under SFAS 133 for the three months ended June 30, 2009 due to changes in counterparty risk factors.  As a result, the change in the fair value of the interest rate swap was recognized in earnings during the period resulting in the Company recording an unrealized gain of $0.2 million.

Provision for Income Taxes.  An income tax provision of $6.7 million was recognized for the three months ended June 30, 2009 compared to $5.3 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate was 40.0% for the three months ended June 30, 2009 and 2008.  The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $10.0 million for the three months ended June 30, 2009 compared to $8.0 million for the same period in the prior year.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Sales.  Net sales for the six months ended June 30, 2009 increased by $23.9 million, or 7.0%, to $362.7 million from $338.8 million for the same period in the prior year.  The sales increase was principally the result of a $13.1 million, or 4.4%, increase in same-center sales in our patient care business, a $2.9 million, or 7.1%, increase in external sales of our distribution segment, and $7.9 million associated with acquisitions.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the six months ended June 30, 2009 was $109.9 million, an increase of $7.9 million, or 7.7%, over $102.0 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales increased to 30.3% in 2009 from 30.1% in 2008. The increase in cost of materials as a percentage of sales resulted from a change in the sales mix of products.

Personnel Costs.  Personnel costs for the six months ended June 30, 2009 increased by $7.9 million to $129.8 million from $121.9 million for the six months ended June 30, 2008.  The increase was principally due to $3.2 million of additional personnel cost from acquired entities, additional stock and severance compensation of $1.8 million, and other increases of $2.9 million.

As a percentage of sales, personnel costs have decreased by 20 basis points compared to the same period in the prior year.

Other Operating Expenses.  Other operating expenses for the six months ended June 30, 2009 increased by $4.5 million to $75.4 million from $70.9 million for the six months ended June 30, 2008. The increase is due primarily to additional variable compensation expense of $4.0 million, higher occupancy costs of $1.2 million, acquisitions of $1.0 million and additional bad debt expense of $1.0 million, offset by lower advertising costs of $1.2 million and $1.5 million of reductions in other overhead costs.  As a percentage of sales, other operating costs decrease 10 basis points from the prior year.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2009 was $8.3 million versus $8.5 million for the six months ended June 30, 2008.  The decrease is due to assets being fully depreciated during the second quarter of 2009.

Income from Operations.  Principally due to the increase in net sales, income from operations increased $3.7 million to $39.3 million for the six months ended June 30, 2009 compared to $35.6 million in the six months ended June 30, 2008.

Interest Expense.  Interest expense for the six months ended June 30, 2009 decreased to $15.2 million compared to $16.3 million for the six months ended June 30, 2008 primarily due to lower variable interest rates.

Unrealized gain from Interest Rate Swap.  The Company’s interest rate swaps on $150.0 million of the Company’s variable term loans did not qualify for hedge accounting under SFAS 133 for the six months ended June 30, 2009 due to changes in counterparty risk factors.  As a result, the change in the fair value of the interest rate swap was recognized in earnings during the period resulting in the Company recording an unrealized gain of $0.2 million.

Provision for Income Taxes.  An income tax provision of $9.7 million was recognized for the six months ended June 30, 2009 compared to $7.7 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate was 40.0% for the six months ended June 30, 2009 and 2008.  The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, we recorded net income of $14.6 million for the six months ended June 30, 2009 compared to $11.6 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at June 30, 2009 was $224.0 million compared to $200.2 million at December 31, 2008.  Working capital increased principally as a result of continued strong cash collections.  Cash flows provided by operations of $20.8 million for the six months ended June 30, 2009 compared favorably to $12.6 million of cash flows provided by operations in the prior year for the same period primarily due to improved operating results.  Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof for the six months ended June 30, 2009 decreased to 48 days compared to 52 days for the same period last year.  The decrease in DSO is due to a continued effort at our patient-care centers to target collections.

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2009 versus $10.0 million for the same period in the prior year.  Cash used in investing activities in the current period included $6.1 million related to the purchase of computer related assets, machinery and equipment, and leasehold improvements and $2.3 million related to acquisitions of patient-care centers.

Net cash provided by financing activities was $5.3 million for the six months ended June 30, 2009 compared to cash used in financing activities of $5.5 million for the six months ended June 30, 2008.  The increase in cash provided by financing activities was due in part to $2.9 million from the issuance of common stock related to the exercise of employee stock options and $3.6 million in proceeds from the line of credit established with UBS.

Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2009	2008
	(Unaudited)
Revolving Credit Facility	$15,253	$15,253
Line of Credit	3,609	—
Term Loan	223,064	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 4.00% to 7.25%, maturing through September 2013	9,512	9,007
	426,438	422,324
Less current portion	(8,449)	(3,794)
	$417,989	$418,530

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus any unused portion of such from the previous fiscal year.  As of June 30, 2009, the Company is in compliance with all such covenants.

In response to the volatility in the current global credit markets, on September 26, 2008 the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  As of June 30, 2009, the Company had $37.7 million available under the Revolving Credit Facility, net of LCPI’s $17.8 million commitment, $15.3 million already borrowed, and $4.2 million of outstanding letters of credit.  At June 30, 2009, the interest rate under the Revolving Credit Facility was 4.5%. On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.

Line of Credit

On April 6, 2009 the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of June 30, 2009, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At June 30, 2009, the interest rate on the Term Loan was 2.32%.

Interest rate swaps

The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheet. In accordance with SFAS 133, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swap are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, did not qualify as cash flow hedges in accordance with SFAS 133 for the quarter ending June 30, 2009 due to changes in counterparty risk assumptions.  The Company recorded an unrealized gain of $0.2 million as a component of earnings for the three months ended June 30, 2009 reflecting the change in fair value of the interest rate swaps.  Since its inception, the fair value of the interest rate swap has declined $6.0 million. Of the decline, $5.5 million related to the effective portion of the interest rate swap and was reported as a component of other comprehensive loss of stockholders’ equity. The current portion of the liability, $4.1 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s balance sheet as of June 30, 2009.

10 ¼% Senior Notes

The 10 ¼% Senior Notes mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1.

The notes are not redeemable at the Company’s option prior to June 1, 2010.  On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% during 2010; (ii) 102.563% during 2011; and (iii) 100.0% during 2012 and thereafter through June 1, 2014.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2009, the Company was in compliance with all covenants under these debt agreements.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt.  We also believe that based on our cash and cash equivalents balances of $76.4 million at June 30, 2009 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, results of operations or cash flows.  In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.  We are limited to $50.0 million in acquisitions annually, plus any unused portion of such amount from the previous fiscal year, by the terms of the Revolving Credit Facility agreement.

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

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2009 (unaudited):

	Payments Due by Period
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$2,819	$8,314	$20,063	$4,739	$215,503	$175,000	$426,438
Interest payments on long-term debt	12,273	24,199	23,655	23,110	20,443	8,969	112,649
Operating leases	17,743	29,175	23,115	16,995	10,788	10,966	108,782
Capital leases and other long-term obligations (1)	822	3,299	3,449	2,219	1,261	8,736	19,786
Total contractual cash obligations	$33,657	$64,987	$70,282	$47,063	$247,995	$203,671	$667,655

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, earnout payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of June 30, 2009 comprised of $1.4 million of unrecognized tax benefits, of which $0.5 million is expected to be settled in the fiscal year 2009, with the remainder thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of June 30, 2009, IN, Inc. had outstanding purchase commitments of approximately $0.4 million.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At June 30, 2009, all our outstanding debt, with the exception of the Revolving Credit Facility and $73.1 million of the Term Loan, is subject to fixed interest rates (see Item 3 below). On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Line of Credit.  As of June 30, 2009, we have cash flow exposure to the changing interest rates on $73.1 million of the Term Loan and the entire $15.3 million borrowed under the Revolving Credit Facility.  On July 15, 2009, the Company paid in full the outstanding balance under the Revolving Credit Facility of $15.3 million.  The other obligations have fixed interest or dividend rates.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time-to-time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At June 30, 2009, we had one contract outstanding which fixed LIBOR at 2.32% and the contract expired on July 27, 2009.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis of our financial instruments as of June 30, 2009 that are sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$1,829	$2,944	$4,060	$5,175	$6,290	$7,406	$8,521
Interest Rate Swap	6,900	6,150	5,400	4,650	3,900	3,150	2,400

	$8,729	$9,094	$9,460	$9,825	$10,190	$10,556	$10,921

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below.  References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.0% and 39.8% of our net sales for the three months ended June 30, 2009 and 2008, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  For the six months ended June 30, 2009 and 2008, we derived 41.2% and 39.7%, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare.  Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment.  The Medicare price increases for 2009, 2008 and 2007 were 5.0%, 2.7% and 4.3%, respectively.  Although Medicare prices have not yet been adjusted for 2010, the applicable CPIU for 2009 reflected decline of approximately 1.4%.  We do not expect this decline in the CPIU to result in a decline in Medicare prices, which we expect to remain unchanged for 2010.  Nevertheless, if the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

Our investments include an auction rate security (“ARS”), classified as other long term assets, reported at an aggregate fair value of $1.2 million and an aggregate cost of $2.5 million, as of June 30, 2009.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, investors can attempt to sell via auction or continue to hold the securities at par.  The auctions for all of the ARS held by us were unsuccessful as of June 30, 2009.  The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: August 6, 2009	/s/ Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2009	/s/ George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2009	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)