Form 10-Q
period 2009-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2009-11-06
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 31,679,984 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,382	$58,413
Short-term investments	4,976	4,968
Accounts receivable, less allowance for doubtful accounts of $10,169 and $6,099 in 2009 and 2008, respectively	95,785	99,861
Inventories	88,710	85,960
Prepaid expenses, other assets, and income taxes receivable	12,249	12,512
Deferred income taxes	13,882	12,312
Total current assets	293,984	274,026

PROPERTY, PLANT AND EQUIPMENT
Land	909	949
Buildings	4,811	4,967
Furniture and fixtures	13,808	13,310
Machinery and equipment	37,991	32,070
Leasehold improvements	50,623	47,579
Computer and software	70,047	67,802
Total property, plant and equipment, gross	178,189	166,677
Less accumulated depreciation	126,212	115,943
Total property, plant and equipment, net	51,977	50,734

INTANGIBLE ASSETS
Goodwill	476,068	470,411
Patents and other intangible assets, net	5,260	5,072
Total intangible assets, net	481,328	475,483

OTHER ASSETS
Debt issuance costs, net	6,116	7,482
Other assets	3,065	6,025
Total other assets	9,181	13,507

TOTAL ASSETS	$836,470	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$8,425	$3,794
Accounts payable	18,185	18,764
Accrued expenses	17,730	16,810
Accrued interest payable	6,232	2,074
Accrued compensation related costs	24,387	32,336
Total current liabilities	74,959	73,778

LONG-TERM LIABILITIES
Long-term debt, less current portion	401,289	418,530
Deferred income taxes	36,063	33,166
Other liabilities	22,895	21,410
Total liabilities	535,206	546,884

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 32,957,096 shares and 32,513,190 shares issued and outstanding in 2009 and 2008, respectively	330	325
Additional paid-in capital	231,448	221,623
Accumulated other comprehensive loss	(4,122)	(4,497)
Retained earnings	74,264	50,071
	301,920	267,522
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	301,264	266,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$836,470	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended September 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$192,296	$178,742	$554,966	$517,582
Cost of goods sold - materials	58,887	53,411	168,784	155,409
Personnel costs	66,976	63,712	196,783	185,595
Other operating expenses	38,669	37,047	114,085	107,950
Depreciation and amortization	4,002	4,334	12,265	12,805
Income from operations	23,762	20,238	63,049	55,823

Interest expense	7,692	8,005	22,894	24,308
Unrealized gain from interest rate swap	—	—	167	—
Income before taxes	16,070	12,233	40,322	31,515

Provision for income taxes	6,428	4,893	16,129	12,606
Net income	9,642	7,340	24,193	18,909

Preferred stock dividend-Series A Convertible Preferred Stock	—	—	—	5,670
Net income applicable to common stock	$9,642	$7,340	$24,193	$13,239

Basic Per Common Share Data
Net income applicable to common stock	$0.31	$0.27	$0.77	$0.54
Shares used to compute basic per common share amounts	31,578,889	27,004,581	31,263,458	24,300,945

Diluted Per Common Share Data
Net income applicable to common stock	$0.30	$0.23	$0.76	$0.52
Shares used to compute diluted per common share amounts	32,214,321	31,990,924	31,938,613	25,399,721

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income	$24,193	$18,909
Adjustments to reconcile net income to net cash provided by operating activities:

Unrealized gain on interest rate swap	(167)	—
(Gain) loss on disposal of assets	(123)	97
Provision for bad debts	12,516	11,759
Provision for deferred income taxes	1,076	1,805
Depreciation and amortization	12,265	12,805
Amortization of debt issuance costs	1,366	1,366
Compensation expense on stock options and restricted stock	5,429	3,351
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(8,094)	(7,120)
Inventories	(2,391)	(3,056)
Prepaid expenses, other current assets, and income taxes receivable	1,722	(1,079)
Other assets	36	(179)
Accounts payable	(573)	(1,587)
Accrued expenses and accrued interest payable	4,294	5,484
Accrued compensation related costs	(7,983)	(10,530)
Other liabilities	2,583	2,830
Net cash provided by operating activities	46,149	34,855

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(12,675)	(12,012)
Acquisitions and contingent purchase price (net of cash acquired)	(2,512)	(5,685)
Proceeds from sale of property, plant and equipment	303	20
Net cash used in investing activities	(14,884)	(17,677)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	15,253
Repayment under revolving credit agreement	(15,253)	—
Repayment of term loan	(539)	(3,485)
Repayment of long-term debt	(2,045)	(2,538)
Proceeds from issuance of common stock	2,941	595
Proceeds from line of credit	3,600	—
Preferred stock dividends paid	—	(416)
Net cash (used in) provided by financing activities	(11,296)	9,409

Increase in cash and cash equivalents	19,969	26,587
Cash and cash equivalents, at beginning of period	58,413	26,938
Cash and cash equivalents, at end of period	$78,382	$53,525

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.  We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date we filed this Form 10-Q with the SEC.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method.  For its patient-care centers segment, the Company calculates cost of goods sold in accordance with the gross profit method for all reporting periods.  The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors affecting cost of goods sold during the current reporting periods, such as a change in the sales mix or changes in the trend of purchases.  Cost of goods sold during the interim periods are reconciled and adjusted when the annual physical inventory is taken.  The Company treats these adjustments as changes in accounting estimates.  For its distribution segment, a perpetual inventory is maintained.  Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price.  Shipping and handling activities are reported as part of cost of goods sold.

Fair Value

Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements and disclosures, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  The authoritative guidance requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of September 30, 2009, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

Effective January 1, 2008, the Company adopted the authoritative guidance regarding the option to fair value financial assets and liabilities that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009 and December 31, 2008, respectively:

September 30, 2009 (unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$69,767	$—	$—	$69,767
Auction Rate Securities	—	—	4,622	4,622
Rights on auction rate securities	—	—	354	354

Other Assets
Auction rate securities	—	—	1,214	1,214

	$69,767	$—	$6,190	$75,957

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$4,436	$—	$4,436

Other Liabilities
Interest rate swaps	—	1,622	—	1,622

	$—	$6,058	$—	$6,058

December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$53,962	$—	$—	$53,962
Auction Rate Securities	—	—	3,962	3,962
Rights on auction rate securities	—	—	1,006	1,006

Other Assets
Auction rate securities	—	—	1,503	1,503

	$53,962	$—	$6,471	$60,433

	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$3,711	$—	$3,711

Other Liabilities
Interest rate swaps	—	3,526	—	3,526

	$—	$7,237	$—	$7,237

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

During the nine months ended September 30, 2009, and 2008, assets and liabilities that were valued using level 3 inputs had the following activity:

	Auction Rate Securities	Rights	Total

Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized losses
Included in earnings	660	(652)	8
Included in accumulated other comprehensive loss	(289)	—	(289)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of September 30, 2009 (unaudited)	$5,836	$354	$6,190

	Auction Rate Securities	Rights	Total

Balance as of December 31, 2007	$7,500	$—	$7,500
Total unrealized losses
Included in earnings	—	—	—
Included in accumulated other comprehensive loss	(598)	—	(598)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of September 30, 2008 (unaudited)	$6,902	$—	$6,902

Investments

Investment securities available-for-sale consist of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on our consolidated balance sheets. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consist of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of September 30, 2009, both investments failed at auction due to the absence of a market for

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

the ARS.  The Company’s ARS are reported at fair value.

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

As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, the Company recorded no unrealized losses and approximately $39,000 in unrealized losses, respectively, related to the Primus ARS for the three months ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, the Company recorded unrealized losses of $0.3 million and $0.4 million, respectively, related to the Primus ARS.  These losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets.  The fair value of the Primus ARS of $1.2 million and $1.5 million as of September 30, 2009 and December 31, 2008, respectively, is classified as other long term assets.  The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value, which is $5.0 million, at any time during the period from September 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company has elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.  As of September 30, 2009, the Company determined the fair value of the Rights was $0.4 million and the fair value of the ARS was $4.6 million, while the fair value of the ARS and the Rights as of December 31, 2008 were $4.0 million and $1.0 million, respectively. The change in the fair value of the Rights and the ARS for the three and nine months ending September 30, 2009 are reflected as components of earnings.

Interest Rate Swaps

The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheets. In accordance with the authoritative guidance, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Rate Swaps (continued)

transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the quarter ending September 30, 2009.  There was no ineffectiveness for the three months ended September 30, 2009. The interest rate swaps did not qualify for hedge accounting under the authoritative guidance for hedging and derivatives during the second quarter of 2009 due to changes in counterparty risk factors.  As a result, the change in the fair value of the interest rate swaps were recognized in earnings during the second quarter of 2009 resulting in the Company recording an unrealized gain of $0.2 million which is reflected in the Company’s consolidated income statement for the nine months ending September 30, 2009. In both the first and third quarters of 2009, the Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in those periods.

Since their inception, the fair value of the interest rate swaps has declined $6.1 million. Of the decline, $5.6 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s consolidated balance sheets as of September 30, 2009.  As of December 31, 2008, liabilities from the interest rate swap were $7.2 million, with $3.7 million reported in accrued expenses, with the remainder reported in other liabilities.  Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.  The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Senior Notes, at September 30, 2009, was $186.8 million, as compared to the carrying value of $175.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at September 30, 2009.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility.  In addition to the actual bad debt expense recognized during collection activities, the Company estimates the amount of potential bad debt expense that may occur in the future.  This estimate

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

is based upon historical experience as well as a review of the receivable balances.

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

Stock-Based Compensation

The Company has issued options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors.  At September 30, 2009, 4.7 million shares of common stock were authorized for issuance under the Company’s share-based compensation plans.  Shares of common stock issued under the share-based compensation plans are issued from the Company’s authorized, but unissued shares.  Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant.  Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years.  Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all share-based payments at fair value.

The Company adopted the authoritative guidance using the modified prospective method.  Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of the authoritative guidance is calculated in accordance with the authoritative guidance and recognized in the consolidated statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance.  For the three months ended September 30, 2009 and 2008, the Company recognized $2.0 million and $1.2 million, respectively, in compensation expense.  The Company recognized $5.4 million and $3.4 million in compensation expense for the nine months ended September 30, 2009 and 2008, respectively.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

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

Income Taxes

The Company applies the authoritative guidance for accounting for uncertainty in income taxes.  Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $0.5 million, of which $0.4 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.  Total penalties and interest accrued as of September 30, 2009 is $0.1 million.  The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions.  The Company is no longer subject to US Federal income tax examinations for years before 2006 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance

In August 2009, the FASB issued additional authoritative guidance for measuring the fair value of liabilities. This included clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The additional authoritative guidance is effective for the year ending December 31, 2009.  The impact of the additional authoritative guidance for measuring the fair value of liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the Company adopted the authoritative guidance that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification defines two levels of GAAP: authoritative and nonauthoritative.  The impact of adopting the Codification did not effect the Company’s consolidated financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended September 30,
(In thousands)	2009	2008
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$17,641	$19,096
Income taxes	13,199	11,437

Non-cash financing and investing activities:
Conversion of Series A Convertible Preferred Stock	—	52,908
Non-cash accelerated dividends on preferred stock	—	5,254
Unrealized loss on auction rate securities	(174)	(450)
Unrealized gain on interest rate swaps	550	377
Issuance of notes in connection with acquistions	1,641	2,636
Issuance of restricted shares of common stock	1,541	890

NOTE D — ACQUISITIONS

Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

During the nine month period ended September 30, 2009, the Company acquired five patient care centers for an aggregate purchase price of $3.9 million, consisting of $2.2 million in cash, $0.9 million in promissory notes, and $0.8 million in contingent considerations payable within the next two years.  Contingent considerations are reported as other liabilities as of September 30,

NOTE D — ACQUISITIONS (CONTINUED)

2009 on the Company’s consolidated balance sheets.  The Company recorded approximately $3.5 million of goodwill and incurred approximately $0.1 million of transaction costs related to these acquisitions. The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition.  Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $0.9 million and $0.4 million during the nine months ended September 30, 2009 and 2008, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill.  The Company estimates that it may pay up to a total of $5.6 million related to contingent consideration provisions of acquisitions in future periods.

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

The activity related to goodwill for the nine month periods ended September 30, 2009 and 2008 are as follows:

(In thousands)	Patient-Care Centers	Distribution	Total
Balance at December 31, 2008	$432,023	$38,388	$470,411
Additions due to acquisitions	5,434	—	5,434
Additions due to contingent considerations	223	—	223
Balance at September 30, 2009 (unaudited)	$437,680	$38,388	$476,068

	Patient-Care Centers	Distribution	Total
Balance at December 31, 2007	$421,174	$38,388	$459,562
Additions due to acquisitions	7,055	1	7,056
Additions due to contingent considerations	427	—	427
Balance at September 30, 2008 (unaudited)	$428,656	$38,389	$467,045

NOTE F — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	September 30,	December 31,
(In thousands)	2009	2008
	(Unaudited)

Raw materials	$31,254	$31,021
Work-in-process	39,040	35,808
Finished goods	18,416	19,131
	$88,710	$85,960

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2009	2008
	(Unaudited)

Revolving Credit Facility	$—	$15,253
Line of Credit	3,621	—
Term Loan	222,525	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 4.00% to 7.25%, maturing through September 2013	8,568	9,007
	409,714	422,324
Less current portion	(8,425)	(3,794)
	$401,289	$418,530

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of September 30, 2009, the Company was in compliance with all such covenants.

In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata

NOTE G — LONG TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.  As of September 30, 2009, the Company had $52.8 million available under the Revolving Credit Facility, net of LCPI’s $17.8 million commitment and $4.3 million of outstanding letters of credit.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Revolving Credit Facility, which increases the current amount available under the credit facility to $62.8 million.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of September 30, 2009, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At September 30, 2009, the interest rate on the Term Loan was 2.25%.

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

NOTE G — LONG TERM DEBT (CONTINUED)

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2009, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits.  As of September 30, 2009, IN, Inc. had outstanding purchase commitments of approximately $0.5 million that we expect to be fulfilled over the next three months.

Contingencies

The Company is subject to legal proceedings and claims which arise from time to time in the ordinary course of its business, including additional payments under business purchase agreements.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

The Company is also in a highly regulated industry and receives regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to the Company’s billing activities.   To date these inquiries have not resulted in material liabilities, but no assurance can be given that  future regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during  a regulatory review will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

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

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$9,642	$7,340	$24,193	$18,909

Preferred stock dividends -Series A Convertible Preferred Stock	—	—	—	(5,670)

Net income applicable to common stock	$9,642	$7,340	$24,193	$13,239

Shares of common stock outstanding used to compute basic per common share amounts	31,578,889	27,004,581	31,263,458	24,300,945
Effect of dilutive restricted stock and options (1)	635,432	1,331,978	675,155	1,098,776
Effect of dilutive convertible preferred stock (2)	—	3,654,365	—	—
Shares used to compute dilutive per common share amounts	32,214,321	31,990,924	31,938,613	25,399,721

Basic income (loss) per share applicable to common stock	$0.31	$0.27	$0.77	$0.54
Diluted income (loss) per share applicable to common stock	0.30	0.23	0.76	0.52

(1) For the three and nine months ended September 30, 2009 and 2008, options to purchase 605,728, 605,728, 101,000 and 881,727 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of these options were greater than the average market price of the Company’s stock during the period.

(2) For the nine months ended September 30, 2008, excludes the effect of the conversion of Preferred Stock as it is considered anti-dilutive.

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.  The Company recognized $0.1 million of expense for the nine months ended September 30, 2009 in service and interest cost resulting from contractual termination benefits incurred during the period.

The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2009:

Discount rate	6.25%
Average rate of increase in compensation	3.25%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2008	$11,008
Service cost	1,826
Interest cost	521
Net benefit cost accrued at September 30, 2009 (unaudited)	$13,355

NOTE K - STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance.  Options may only be granted under the plan at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant.  In 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. In May 2006, an additional 2.7 million shares of common stock were authorized for issuance. In May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan.  The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan.

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

During the nine months ended September 30, 2009 and 2008, no options were cancelled under the 2002 Stock Incentive and Bonus Plan. At September 30, 2009, 856,721 shares of common stock were available for issuance.

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

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Director Plans (continued)

In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director.  The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year.  The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year.  The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan.  During the nine months ended September 30, 2009 and 2008, there were no option cancellations under the 2003 Directors’ Plan.  At September 30, 2009, 70,927 shares of common stock were available for issuance.

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the nine months ended September 30, 2009 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23
Granted	38,098	16.18	70,696	14.06
Vested	(441,875)	8.49	(80,076)	10.60
Forfeited	(11,750)	8.67	—	—

Nonvested at September 30, 2009 (unaudited)	1,141,513	$12.81	130,540	$13.15

During the nine-month period ended September 30, 2009, 521,951 restricted shares of common stock, with an intrinsic value of $4.6 million became fully vested.  As of September 30, 2009, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $13.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.  The outstanding restricted shares have vesting dates through June 2013.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(20,658)	5.48	(5,000)	14.00	—	—
Exercised	(308,960)	8.16	(30,000)	6.93	—	—

Outstanding at September 30, 2009 (unaudited)	764,332	$13.74	100,464	$11.15	406,000	$5.95

Aggregate intrinsic value at September 30, 2009 (unaudited)	$10,505,152		$1,119,945		$2,415,000
Weighted average remaining contractual term (years) (unaudited)	3.5		4.4		0.5

The intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $0.1 million and $2.7 million, respectively. Options exercisable under the Company’s share-based compensation plans at September 30, 2009 were 1.3 million shares with a weighted average exercise price of $11.05, an average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $14.0 million.

Cash received by the Company related to the exercise of options during the three and nine months ended September 30, 2009 amounted to $0.1 million and $3.0 million, respectively. As of September 30, 2009, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of September 30, 2009 (Unaudited) is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Wt Avg	Weighted
Range of			Options	Remaining	Exercise	Options	Remaining	Average
Exercise Prices			or Awards	Life (Years)	Price	or Awards	Life (Years)	Exercise Price
4.63	to	6.02	440,463	0.9	$5.89	440,463	0.9	$5.89
8.08	to	12.10	124,605	4.9	$8.72	124,605	4.9	$8.72
13.50	to	16.75	705,728	3.2	$14.68	705,728	3.2	$14.68
			1,270,796	2.6	$11.05	1,270,796	2.6	$11.05

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

Other — This consists of Hanger Corporate, Innovative Neurotronics, Inc. (IN, Inc.) and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market.  MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation.  Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Three Months Ended September 30, 2009
Net sales
Customers	$168,951	$23,049	$296	$—	$192,296
Intersegments	—	40,025	992	(41,017)	—
Depreciation and amortization	2,528	225	1,249	—	4,002
Income (loss) from operations	31,130	7,066	(14,392)	(42)	23,762
Interest (income) expense	(1,621)	1,761	7,552	—	7,692
Income (loss) before taxes	32,751	5,305	(21,944)	(42)	16,070

Three Months Ended September 30, 2008
Net sales
Customers	$157,217	$20,955	$570	$—	$178,742
Intersegments	—	35,782	343	(36,125)	—
Depreciation and amortization	2,969	185	1,180	—	4,334
Income (loss) from operations	27,143	6,315	(13,346)	126	20,238
Interest (income) expense	(1,634)	1,765	7,874	—	8,005
Income (loss) before taxes	28,777	4,550	(21,220)	126	12,233

Nine Months Ended September 30, 2009
Net sales
Customers	$487,906	$65,919	$1,141	$—	$554,966
Intersegments	—	113,436	2,067	(115,503)	—
Depreciation and amortization	7,704	664	3,897	—	12,265
Income (loss) from operations	87,942	19,567	(44,535)	75	63,049
Interest (income) expense	(4,842)	5,300	22,436	—	22,894
Income (loss) before taxes	92,784	14,267	(66,804)	75	40,322

Capital expenditures	10,675	438	1,562	—	12,675

Nine Months Ended September 30, 2008
Net sales
Customers	$454,538	$60,967	$2,077	$—	$517,582
Intersegments	—	102,447	2,847	(105,294)	—
Depreciation and amortization	9,005	541	3,259	—	12,805
Income (loss) from operations	74,058	17,738	(36,625)	652	55,823
Interest (income) expense	(4,876)	5,320	23,864	—	24,308
Income (loss) before taxes	78,934	12,418	(60,489)	652	31,515

Capital expenditures	7,552	328	4,132	—	12,012

Total Assets
September 30, 2009	$789,923	$112,192	$(65,645)	$—	$836,470
December 31, 2008	707,635	91,948	14,167	—	813,750

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of risks and uncertainties.  Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 23% of the estimated $2.8 billion O&P patient-care market in the United States. At September 30, 2009, we operated 669 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also introduce new technologies, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three and nine months ended September 30, 2009, our net sales were $192.3 million and $555.0 million, respectively, and we recorded net income of $9.6 million and $24.2 million, respectively.  For the three and nine months ended September 30, 2008, our net sales were $178.7 and $517.6 million, respectively, and we recorded net income of $7.3 million and $18.9 million, respectively.

We conduct our operations primarily in two reportable segments — patient-care centers and distribution.  For the three months ended September 30, 2009, net sales attributable to our patient-care services segment and distribution segment were $169.0 million and $23.0 million, respectively.  For the nine months ended September 30, 2009, net sales attributable to our patient-care services segment and distribution segment were $487.9 million and $65.9 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

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

Distribution Services

We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. SPS maintains an inventory of approximately 23,000 O&P related items, all of which are manufactured by other companies.  SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.  Linkia’s network now totals approximately 1,000 O&P provider locations.  As of September 30, 2009, Linkia had 16 contracts with national and regional providers.

Industry Overview

We estimate that the United States O&P patient care market is approximately $2.8 billion, of which we account for approximately 23%.  The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million.  We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

•                  Continue to create, license or patent and market devices based on new cutting edge technology;

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

Results

Net sales for the three months ended September 30, 2009 increased by $13.6 million, or 7.6%, to $192.3 million from $178.7 million in the prior year’s third quarter.  The sales increase was principally the result of a $6.7 million, or 4.3% increase in same-center sales in our patient care business, a $2.1 million, or 10.0% increase in external sales of our distribution segment, and a $4.8 million increase primarily related to sales from acquired entities.  As a result of the sales increase, income from operations increased $3.6 million to $23.8 million in the three months ended September 30, 2009 from $20.2 million in the same period in 2008.

Net income for the three months ended September 30, 2009 increased $2.3 million to $9.6 million compared to $7.3 million in the same period of the prior year.  The current period benefited from the combination of increased sales, effective expense management, and lower interest costs.

Net sales for the nine months ended September 30, 2009 increased by $37.4 million, or 7.2%, to $555.0 million from $517.6 million in the same period of the prior year.  The sales increase was principally the result of a $19.2 million, or 4.3%, increase in same-center sales in our patient care business, a $5.0 million, or 8.1%, increase in external sales of our distribution segment, and a $13.2 million increase primarily related to sales from acquired entities.  As a result of the sales increase, income from operations increased $7.2 million to $63.0 million in the nine months ended September 30, 2009 from $55.8 million in the same period in 2008.

Net income for the nine months ended September 30, 2009 increased $5.3 million to $24.2 million, compared to $18.9 million in the same period of the prior year.  The current period benefited from the combination of increased sales, effective expense management, and lower interest costs.

Net cash provided by operations improved by $11.3 million for the nine months ended September 30, 2009 to $46.2 million compared to $34.9 million in the same period of the prior year. The improvement in cash provided by operations for the period was primarily the result of improved operating results and a $0.8 million decrease in working capital.  Days sales outstanding improved to 47 days as of September 30, 2009 from 50 days as of September 30, 2008.

As of September 30, 2009, $76.1 million, or 18.6%, of the Company’s total debt of $409.7 million was subject to variable interest rates.  The Company had access to funds of $131.2 million, comprised of $78.4 million of cash and $52.8 million available under its Revolving Credit Facility at September 30, 2009.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of $17.8 million defaulted Lehman commitment under the Revolving Credit Facility, which increases the current amount available under the credit facility to $62.8 million.  The Company believes that it has sufficient liquidity to conduct its normal operations and fund its acquisition plan in 2009.

For the full year 2009, the Company expects revenues to be between $750 million and $760 million, which would result in growth of 6.7% to 8.1% compared to fiscal 2008.  The Company also expects diluted EPS in the range of $1.05 to $1.07 for twelve months ended December 31, 2009.

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

The following represents the composition of our accounts receivable balance by payor:

September 30, 2009 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$47,136	$8,838	$6,392	$62,366
Private pay	4,299	1,597	1,358	7,254
Medicaid	9,415	2,022	1,262	12,699
Medicare	18,775	2,049	1,251	22,075
VA	1,348	143	69	1,560
	$80,973	$14,649	$10,332	$105,954

December 31, 2008
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$48,209	$9,072	$6,357	$63,638
Private pay	3,090	2,065	1,031	6,186
Medicaid	8,582	2,725	1,339	12,646
Medicare	19,304	1,876	1,176	22,356
VA	908	178	48	1,134
	$80,093	$15,916	$9,951	$105,960

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

•                  Fair Value:  Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements and disclosures, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  The authoritative guidance requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of September 30, 2009, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

Effective January 1, 2008, the Company adopted the authoritative guidance regarding the option to fair value financial assets and liabilities that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

•                  Investments:  Investment securities available-for-sale consist of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on our consolidated balance sheets. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consist of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of September 30, 2009, both investments failed at auction due to the absence of a market for the ARS.  The Company’s ARS are reported at fair value.

The fair values of our ARS were estimated through use of discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer.  Since these inputs were not observable, they are classified as level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, the Company recorded no unrealized losses and approximately $39,000 in unrealized losses, respectively, for the three months ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, the Company recorded unrealized losses of $0.3 million and $0.4 million, respectively, related to the Primus ARS.   These losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets.  The fair value of the Primus ARS of $1.2 million and $1.5 million as of September 30, 2009 and December 31, 2008, respectively, is classified as other long term assets.  The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value, which is $5.0 million, at any time during the period from September 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company has elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.  As of September 30, 2009, the Company determined the fair value of the Rights was $0.4 million and the fair value of the ARS was $4.6 million, while the fair value of the ARS and the Rights as of December 31, 2008 were $4.0 million and $1.0 million, respectively. The change in the fair value of the Rights and the ARS for the three and nine months ending September 30, 2009 are reflected as components of earnings.

•                  Interest Rate Swaps:  The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheets. In accordance with the authoritative guidance, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the quarter ending September 30, 2009.  There was no ineffectiveness for the three months ended September 30, 2009. The interest rate swaps did not qualify for hedge accounting under the authoritative guidance for hedging and derivatives during the second quarter of 2009 due to changes in counterparty risk factors.  As a result, the change in the fair value of the interest  rate swap was recognized in earnings during the second quarter of 2009 resulting in the Company recording an unrealized gain of $0.2 million which is reflected in the Company’s consolidated income statement for the nine months ending September 30, 2009. In both the first and third quarters of 2009, the Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in those periods.

Since their inception, the fair value of the interest rate swaps has declined $6.1 million. Of the decline, $5.6 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s consolidated balance sheets as of September 30, 2009.  As of December 31, 2008, liabilities from the interest rate swap were $7.2 million, with $3.7 million reported in accrued expenses, with the remainder reported in other liabilities.  Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses.  We assess goodwill for impairment annually on October 1st, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.  Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years.  Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.  As of September 30, 2009, there were no indicators of impairment.

•                  Income Taxes:  We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We recognize a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years.

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

New Accounting Guidance

In August 2009, the FASB issued additional authoritative guidance for measuring the fair value of liabilities. This included clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The additional authoritative guidance is effective for the year ending December 31, 2009.  The impact of the additional authoritative guidance for measuring the fair value of liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the Company adopted the authoritative guidance that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification defines two levels of GAAP: authoritative and nonauthoritative.  The impact of adopting the Codification did not effect the Company’s consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	30.6	29.9	30.4	30.0
Personnel costs	34.8	35.6	35.4	35.9
Other operating expenses	20.1	20.7	20.6	20.8
Depreciation and amortization	2.1	2.4	2.2	2.5
Income from operations	12.4	11.4	11.4	10.8
Interest expense	4.0	4.5	4.1	4.7
Unrealized gain from interest rate swap	—	—	—	—
Income before taxes	8.4	6.9	7.3	6.1
Provision for income taxes	3.3	2.8	2.9	2.4
Net income	5.1%	4.1%	4.4%	3.7%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Sales.  Net sales for the three months ended September 30, 2009 increased by $13.6 million, or 7.6%, to $192.3 million from $178.7 million in the prior year’s third quarter.  The sales increase was principally the result of a $6.7 million, or 4.3% increase in same-center sales in our patient care business, a $2.1 million, or 10.0% increase in external sales of our distribution segment, and a $4.8 million increase principally related to sales from acquired entities.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended September 30, 2009 was $58.9 million, an increase of $5.5 million, or 10.3%, over $53.4 million for the same period in the prior year.  The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales increased to 30.6% in 2009 from 29.9% in 2008. The increase in cost of goods sold - materials as a percentage of sales resulted from an increase in distribution sales which have a higher materials cost.

Personnel Costs.  Personnel costs for the three months ended September 30, 2009 increased by $3.3 million to $67.0 million from $63.7 million for the three months ended September 30, 2008.  The increase of $3.3 million from the prior year is due primarily to $1.2 million from acquired entities, $3.4 million related to merit increases and other compensation all of which were offset by a decrease in employee benefit cost of $1.3 million. As a percentage of net sales, personnel costs have decreased by 80 basis points compared to the same period in the prior year.

Other Operating Expenses.  Other operating expenses for the three months ended September 30, 2009 increased by $1.7 million to $38.7 million from $37.0 million for the three months ended September 30, 2008. The increase is due primarily to $1.5 million in additional variable compensation expense.  Effective cost management and lower bad debt expense of $0.3 million resulted in other operating costs as a percentage of net sales decreasing 60 basis points to 20.1% compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2009 was $4.0 million versus $4.3 million for the three months ended September 30, 2008.  The decrease from the prior year was due to certain assets related to our billing system being fully depreciated.

Income from Operations.  Income from operations increased $3.6 million to $23.8 million for the three months ended September 30, 2009 compared to $20.2 million in the three months ended September 30, 2008 due to the combination of increased sales and effective expense management.

Interest Expense.  Interest expense for the three months ended September 30, 2009 decreased to $7.7 million compared to $8.0 million for the three months ended September 30, 2008 primarily due to lower variable interest rates.

Provision for Income Taxes.  An income tax provision of $6.4 million was recognized for the three months ended September 30, 2009 compared to $4.9 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate was 40.0% for the three months ended September 30, 2009 and 2008.  The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  Net income increased $2.3 million, or 31.4%, to $9.6 million in the third quarter of 2009 from $7.3 million last year.  In addition to improved income from operations, net income benefited from lower variable interest cost in the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Sales.  Net sales for the nine months ended September 30, 2009 increased by $37.4 million, or 7.2%, to $555.0 million from $517.6 million for the same period in the prior year.  The sales increase was principally the result of a $19.2 million, or 4.3%, increase in same-center sales in our patient care business, a $5.0 million, or 8.1%, increase in external sales of our distribution segment, and a $13.2 million increase principally related to sales from acquired entities.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the nine months ended September 30, 2009 was $168.8 million, an increase of $13.4 million, or 8.6%, over $155.4 million for the same period in the prior year.  The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales increased to 30.4% in 2009 from 30.0% in 2008. The increase in cost of goods sold - materials as a percentage of sales resulted from an increase in distribution sales which have a higher materials cost.

Personnel Costs.  Personnel costs for the nine months ended September 30, 2009 increased by $11.2 million, or 6.0%, to $196.8 million from $185.6 million for the nine months ended September 30, 2008.  The increase was principally due to $4.4 million of additional personnel costs from acquired entities, additional stock and other compensation of $2.7 million, of which $0.6 million related to non-recurring severance expenses, merit increases of $3.0 million, and other increases of $1.1 million.  As a percentage of net sales, personnel costs have decreased by 50 basis points compared to the same period in the prior year.

Other Operating Expenses.  Other operating expenses for the nine months ended September 30, 2009 increased by $6.1 million to $114.1 million from $108.0 million for the nine months ended September 30, 2008. The increase is due primarily to additional variable compensation expense of $5.4 million, higher occupancy costs of $1.2 million, acquisitions of $1.4 million and additional bad debt expense of $0.7 million, offset by lower advertising costs of $1.2 million and $1.4 million of reductions in other overhead costs.  Effective cost management resulted in other operating costs as a percentage of net sales decreasing 20 basis points to 20.6% compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2009 was $12.3 million versus $12.8 million for the nine months ended September 30, 2008.  The decrease was due to certain assets related to our billing system being fully depreciated during the second quarter of 2009.

Income from Operations.  Principally due to the combination of increased sales and effective expense management, income from operations increased $7.2 million to $63.0 million for the nine months ended September 30, 2009 compared to $55.8 million in the nine months ended September 30, 2008.

Interest Expense.  Interest expense for the nine months ended September 30, 2009 decreased to $22.9 million compared to $24.3 million for the nine months ended September 30, 2008 primarily due to lower variable interest rates.

Unrealized gain from Interest Rate Swap.  The Company’s interest rate swaps on $150.0 million of the Company’s variable term loans did not qualify for hedge accounting under the authoritative guidance for hedging and derivatives during the second quarter of 2009 due to changes in counterparty risk factors.  As a result, the change in the fair value of the interest rate swap was recognized in earnings during the second quarter of 2009 resulting in the Company recording an unrealized gain of $0.2 million. In both the first and third quarters of 2009, the Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in those periods. There was no ineffectiveness related to the interest rate swaps for the first and third quarter 2009.

Provision for Income Taxes.  An income tax provision of $16.1 million was recognized for the nine months ended September 30, 2009 compared to $12.6 million for the same period of the prior year.  The change in the income tax provision was primarily the result of higher income from operations.  The effective tax rate was 40.0% for the nine months ended September 30, 2009 and 2008.  The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  Net income for the nine months ended September 30, 2009 increased by 27.9% to $24.2 million, compared to net income of $18.9 million, for the same period in the prior year.  In addition to improved income from operations, net income benefited from lower variable interest costs during 2009.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at September 30, 2009 was $219.0 million compared to $200.2 million at December 31, 2008.  Working capital increased principally as a result of continued strong cash collections.  Cash flows provided by operations of $46.1 million for the nine months ended September 30, 2009 compared favorably to $34.9 million of cash flows provided by operations in the prior year for the same period primarily due to improved operating results.  Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof for the nine months ended September 30, 2009 decreased to 47 days compared to 50 days for the same period last year.  The decrease in DSO is due to a continued effort at our patient-care centers to target collections.

Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2009 versus $17.7 million for the same period in the prior year.  Cash used in investing activities in the current period included $12.7 million related to the purchase of computer related assets, machinery and equipment, and leasehold improvements and $2.5 million related to acquisitions of patient-care centers.

Net cash used in financing activities was $11.3 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $9.4 million for the nine months ended September 30, 2008.  The decrease in cash provided by financing activities was due in part to the repayment of the outstanding balance on the Company’s line of credit of $15.3 million, offset by $2.9 million provided from the issuance of common stock related to the exercise of employee stock options and $3.6 million provided in proceeds from the line of credit established with UBS.

Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
	(Unaudited)

Revolving Credit Facility	$—	$15,253
Line of Credit	3,621	—
Term Loan	222,525	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 4.00% to 7.25%, maturing through September 2013	8,568	9,007
	409,714	422,324
Less current portion	(8,425)	(3,794)
	$401,289	$418,530

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of September 30, 2009, the Company was in compliance with all such covenants.

In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.  As of September 30, 2009, the Company had $52.8 million available under the Revolving Credit Facility, net of LCPI’s $17.8 million commitment and $4.3 million of outstanding letters of credit.  On October 23, 2009 Barclays Bank PLC  replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Revolving Credit Facility, which increases the current amount available under the credit facility to $62.8 million.

Line of Credit

On April 6, 2009 the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of September 30, 2009, the Company had drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At September 30, 2009, the interest rate on the Term Loan was 2.25%.

Interest Rate Swaps

The Company utilizes interest rate swaps to manage its exposures to interest rate risk associated with the Company’s variable rate borrowings.  The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Company’s consolidated balance sheets. In accordance with the authoritative guidance, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the quarter ending September 30, 2009.  There was no ineffectiveness for the three months ended September 30, 2009. The interest rate swaps did not qualify for hedge accounting under the authoritative guidance for hedging and derivatives during the second quarter of 2009 due to changes in counterparty risk factors.  As a result, the change in the fair value of the interest rate swaps were recognized in earnings during the second quarter of 2009 resulting in the Company recording an unrealized gain of $0.2 million which is reflected in the Company’s consolidated income statement for the nine months ending September 30, 2009. In both the first and third quarters of 2009, the Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in those periods.

Since their inception, the fair value of the interest rate swaps has declined $6.1 million. Of the decline, $5.6 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s consolidated balance sheets as of September 30, 2009.  As of December 31, 2008, liabilities from the interest rate swap were $7.2 million, with $3.7 million reported in accrued expenses, with the remainder reported in other liabilities.  Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2009, the Company was in compliance with all covenants under these debt agreements.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt.  We also believe that based on our cash and cash equivalents balances of $78.4 million at September 30, 2009 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, results of operations or cash flows.  In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.  We are limited to $50.0 million in acquisitions annually, plus any unused portion of such amount from the previous fiscal year, by the terms of the Revolving Credit Facility agreement.

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

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2009 (unaudited):

Payments Due by Period

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$1,336	$8,327	$4,809	$4,739	$215,503	$175,000	$409,714
Interest payments on long-term debt	11,566	28,099	27,900	27,700	22,739	8,969	126,973
Operating leases	9,841	35,600	29,661	23,271	16,203	17,314	131,890
Capital leases and other long-term obligations (1)	1,101	4,703	4,886	3,856	3,199	9,936	27,681
Total contractual cash obligations	$23,844	$76,729	$67,256	$59,566	$257,644	$211,219	$696,258

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of September 30, 2009 comprised of $1.4 million of unrecognized tax benefits, of which $0.5 million is expected to be settled in the fiscal year 2009, with the remainder thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of September 30, 2009, IN, Inc. had outstanding purchase commitments of approximately $0.5 million that we expect to be fulfilled over the next three months.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At September 30, 2009, all our outstanding debt, with the exception of $72.5 million of the Term Loan and the Line of Credit, is subject to fixed interest rates (see Item 3 below).

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings.  Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry.  Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of risks and uncertainties.  We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Line of Credit.  As of September 30, 2009, we have cash flow exposure to the changing interest rates on $72.5 million of the Term Loan and the entire line of credit.  The other obligations have fixed interest or dividend rates.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time-to-time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At September 30, 2009, we had one contract outstanding which fixed LIBOR at 2.25% and the contract expired on October 30, 2009.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis of our financial instruments as of September 30, 2009 that is sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan	$1,669	$2,782	$3,894	$5,007	$6,119	$7,232	$8,345
Interest Rate Swap	6,996	6,246	5,496	4,746	3,996	3,246	2,496

	$8,665	$9,028	$9,390	$9,753	$10,115	$10,478	$10,841

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We derived 40.5% and 40.6% of our net sales for the three months ended September 30, 2009 and 2008, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  For the nine months ended September 30, 2009 and 2008, we derived 41.0% and 40.0%, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare.  Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment.  The Medicare price increases for 2009, 2008 and 2007 were 5.0%, 2.7% and 4.3%, respectively.  Although Medicare prices have not yet been adjusted for 2010, the applicable CPIU for 2009 reflected decline of approximately 1.4%.  We do not expect this decline in the CPIU to result in a decline in Medicare prices, which we expect to remain unchanged for 2010.  Nevertheless, if the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Funds associated with certain of our auction rate securities may not be accessible and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

Our investments include an auction rate security (“ARS”), classified as other long term assets, and reported at an aggregate fair value of $1.2 million and an aggregate cost of $2.5 million, as of September 30, 2009.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, investors can attempt to sell via auction or continue to hold the securities at par.  The auctions for all of the ARS held by us were unsuccessful as of September 30, 2009.  The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

ITEM 6.  Exhibits

(a)           Exhibits.  The following exhibits are filed herewith:

Exhibit No.             Document

10.1         Assignment and Acceptance dated October 23, 2009 related to Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Commercial Paper Inc., as Assignor and Barclays Bank PLC, as Assignee, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, and Bank of America, N.A., as successor by merger to LaSalle Bank National Association as LC Issuing Bank.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: November 6, 2009	/s/ Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2009	/s/ George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 6, 2009	/s/ Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)