Form 10-K
period 2009-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2010-03-03
CIK 722723

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

         State the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $428,417,262

         As of February 22, 2010 the registrant had 31,901,708 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.    BUSINESS.

Business Overview

General

        We are the largest owner and operator of orthotic and prosthetic ("O&P") patient-care centers ("patient -care centers") in the United States, accounting for approximately 27% of the estimated $2.6 billion O&P patient-care market. At December 31, 2009, we operated 677 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners ("practitioners"). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. ("SPS"), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties. We also create new products, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. ("IN, Inc.") for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions. Another subsidiary, Linkia LLC ("Linkia"), develops programs to manage all aspects of O&P patient care for large private payors.

        For the years ended December 31, 2009, 2008, and 2007, our net sales were $760.1 million, $703.1 million, and $637.4 million, respectively. We recorded net income of $36.1 million, $26.7 million, and $19.3 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

        We conduct our operations in two segments—patient care services and distribution. For the year ended December 31, 2009, net sales attributable to our patient-care services segment and distribution segment were $670.4 and $88.0 million, respectively, and for the year ended December 31, 2008, net sales attributable to our patient-care services segment and distribution segment were $620.0 million and $80.7 million, respectively. See Note P to our consolidated financial statements contained herein elsewhere in this Annual Report on Form 10-K for financial information about our segments.

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

  •
  History of successful integration of small and medium-sized O&P business acquisitions, including 83 O&P businesses since 1997, representing over 204 patient-care centers;

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

  •
  Selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets; and

  •
  Develop new delivery channels for our traditional O&P products; and

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

Business Description

Patient Care Services

        As of December 31, 2009, we provided O&P patient care services through 677 patient-care centers and over 1,000 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or are candidates for formal certification, by the O&P industry certifying boards. One or more practitioners closely manage each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. For the year ended December 31, 2009, 36.2% or approximately $88.0 million of SPS' distribution sales were to third-party O&P services providers, and the balance of approximately $155.0 million represented intercompany sales to our patient-care centers. SPS maintains in inventory approximately 25,000 O&P related items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Product Development

        IN, Inc. specializes in product development principally in the field of functional electrical stimulation. IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc's. first product, the WalkAide System ("WalkAide"), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. Additionally, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society which honors outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. In November 2008, the Centers for Medicare and Medicaid Services ("CMS") overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009. IN, Inc is pursuing additional coverage for stroke rehabilition which represents the largest potential patient population. CMS has agreed to sponsor additional clinical trials in order to validate the WalkAide's clinical benefits to stroke patients. IN, Inc anticipates that theses trials will be completed in the first half of 2011. In addition to reimbursement from Medicare and Medicaid, IN, Inc has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

Provider Network Management

        Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia's network now totals over 1,000 O&P provider locations. As of December 31, 2009, Linkia had 35 contracts with national and regional providers.

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

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.5%, 39.7%, and 40.3% of our net sales in 2009, 2008, and 2007, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban ("CPIU") unless congress acts to change or eliminate the adjustment. The Medicare price increases for 2010, 2009, 2008, and 2007 were 0.0%, 5.0%, 2.7%, and 4.3%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

        Through the normal course of business, we receive patient deposits on devices not yet delivered. At December 31, 2009 and 2008, we had received $0.9 million of deposits from our patients.

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

Acquisitions

        In 2009, we acquired seven O&P companies and related businesses, operating a total of 23 patient care centers and one fabrication facility, located in California, Iowa, Nebraska, New York, Pennsylvania, Washington, and Wyoming. The aggregate purchase price for these O&P businesses was $16.6 million.

In 2008, we acquired 13 O&P companies and related businesses, operating a total of 19 patient care centers, located in California, Colorado, Florida, Louisiana, Maine, New York, Ohio, and Washington. The aggregate purchase price for these O&P businesses, excluding potential contingent consideration provisions, was $13.5 million.

Competition

        The O&P services industry is highly fragmented, consisting mainly of local O&P patient-care centers. The business of providing O&P patient care services is highly competitive in the markets in which we operate. We compete with numerous small independent O&P providers for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We compete with other patient care service providers, including device manufacturers that have independent sales forces, on the basis of quality and timeliness of patient care, location of patient-care centers and pricing for services.

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

        Confidentiality and Privacy Laws.    The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. The new requirements have had a significant effect on the manner in which we handle health data and communicate with payors. Our billing system, OPS, was designed to meet these requirements.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2009, we had an average of 3,636 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Residents	Technicians	Administrative	Distribution	Corporate and Shared Services
Hanger Prosthetics & Orthotics, Inc.	1,106	90	563	1,359	—	—
Southern Prosthetic Supply, Inc.	—	—	—	—	201	—
Hanger Orthopedic Group, Inc.	—	—	—	—	—	317

        We have established an affiliation with the University of Hartford pursuant to which we own and operate a school at the Newington, Connecticut campus that offers a certificate in orthotics and/or prosthetics after the completion of a nine-month course. We believe there are only nine schools of this kind in the United States. The program director is a Hanger employee, and our practitioners teach most of the courses. After completion of the nine-month course, graduates receive a certificate and go on to complete a residency in their area of specialty. After their residency is complete, graduates can choose to complete a course of study in another area of specialty. Most graduates will then sit for a certification exam to either become a certified prosthetist or certified orthotist. We offer exam preparation courses for graduates who agree to become our practitioners to help them prepare for those exams.

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

        We derived 40.5%, 39.7%, and 40.3% of our net sales for the years ended December 31, 2009, 2008, and 2007, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs sets maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban ("CPIU") unless Congress acts to change or eliminate the adjustment. The Medicare price increases for 2010, 2009, 2008, and 2007 were 0.0%, 5.0%, 2.7%, and 4.3%, respectively. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

        Our investments include an auction rate security ("ARS"), classified as other long term assets, and reported at an aggregate fair value of $1.4 million and an aggregate cost of $1.7 million, as of December 31, 2009. ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can attempt to sell via auction or continue to hold the securities at par. The auctions for all of the ARS held by us were unsuccessful as of December 31, 2009. The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Our Website

        Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (i.e. Forms 3, 4 and 5), proxy statements, and other documents as required by applicable law and regulations as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee and Quality and Technology Committee of our Board of Directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial and accounting officers; as well as our Corporate Governance Guidelines. Information contained on our website is not part of this report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        As of December 31, 2009, we operated 677 patient-care centers and facilities in 45 states and the District of Columbia. We own 16 buildings that house a patient-care center. The remaining centers are occupied under leases expiring between the years of 2010 and 2019. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

        The following table sets forth the number of our patient-care centers located in each state as of December 31, 2009:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	12	Louisiana	15	North Carolina	13
Arizona	37	Maine	5	North Dakota	2
Arkansas	5	Maryland	10	Ohio	35
California	73	Massachusetts	9	Oklahoma	11
Colorado	25	Michigan	6	Oregon	11
Connecticut	10	Minnesota	6	Pennsylvania	30
Delaware	1	Mississippi	10	South Carolina	13
District of Columbia	1	Missouri	21	South Dakota	1
Florida	50	Montana	5	Tennessee	15
Georgia	32	Nebraska	8	Texas	30
Illinois	23	Nevada	6	Utah	3
Indiana	11	New Hampshire	2	Virginia	9
Iowa	8	New Jersey	8	Washington	18
Kansas	14	New Mexico	7	West Virginia	7
Kentucky	10	New York	33	Wisconsin	13
				Wyoming	3

        We also lease distribution facilities in Texas, California, Georgia, Florida, and Pennsylvania. We lease our corporate headquarters in Bethesda, Maryland. In January 2010, we signed a lease agreement and will relocate our corporate headquarters to Austin, TX. Substantially all of our owned properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements.

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

        The Company is in a highly regulated industry and receives regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to the Company's billing activities. To date these inquiries have not resulted in material liabilities, but no assurance can be given that future regulatory agencies' inquiries will be consistent with the results to date or that any discrepancies identified during a regulatory review will not have a material adverse effect on the Company's consolidated financial statements.

        The United States Attorney's Office for the Eastern District of New York (the "US Attorney's Office") initiated an investigation in June 2004 regarding allegations of billing discrepancies at the Company's West Hempstead, New York patient-care center. Based upon communications with the US Attorney's Office, it is the Company's understanding that the US Attorney's Office will not file any criminal charges or pursue any False Claims Act remedies against the Company related to the alleged billing discrepancies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        [Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Ivan R. Sabel, CPO	64	Chairman of the Board
Thomas F. Kirk	64	President and Chief Executive Officer
Richmond L. Taylor	61	Executive Vice President, President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc.
Ron N. May	63	Executive Vice President, President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
George E. McHenry	57	Executive Vice President, Secretary, and Chief Financial Officer
Vinit K. Asar	43	Executive Vice President and Chief Growth Officer
Thomas E. Hartman	47	Vice President and General Counsel
Thomas C. Hofmeister	43	Vice President and Chief Accounting Officer
Marion L. Mullauer	57	Vice President and Chief Information Officer
Sam Reimer	40	Vice President and Treasurer
Brian A. Wheeler	49	Vice President, Human Resources

        Ivan R. Sabel, CPO has been our Chairman of the Board of Directors since August 1995 and was our Chief Executive Officer from August 1995 until March 2008. Mr. Sabel was our President from November 1987 to January 2002. Mr. Sabel also served as the Chief Operating Officer from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President, Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by us in 1986. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a former clinical instructor in orthopedics at the Georgetown University Medical School in Washington, D.C., a member of the Government Relations Committee of the American Orthotic and Prosthetic Association ("AOPA"), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee, a current member of the U.S. Department of Veterans Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel also serves as a member of the Medical Advisory Board of DJ Orthopedics, Inc., a manufacturer of knee braces. Mr. Sabel has been a director since 1986. Mr. Sabel holds a B.S. in Prosthetics and Orthotics from New York University.

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

        Thomas E. Hartman has been our Vice President & General Counsel since June 2009. Mr. Hartman joined Hanger from Foley & Lardner, LLP where he was a partner in Foley's Business Law Department. Mr. Hartman's practice at Foley was focused on securities transactions, securities law compliance, mergers and acquisitions, and corporate governance. Prior to joining Foley in 1995, Mr. Hartman was a business law associate at Jones Day. Mr. Hartman received his J.D. from the University of Wisconsin in Madison, and a Bachelor of Science in Engineering (Industrial & Operations Engineering) from the University of Michigan in Ann Arbor.

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

        Sam Reimer has been our Vice President & Treasurer since October 2009 and a Vice President with Hanger since May 2008. Prior to Hanger, Mr. Reimer was with Sprint Nextel from 2003 to 2007, most recently as a Corporate Vice President in Finance and Corporate Development. At Sprint Nextel, he also held additional positions in Operations Finance and Merger Integration. From 2000 to 2003, Mr. Reimer was Director of Corporate Finance with webMethods, Inc. Prior to webMethods, Mr. Reimer held various accounting and finance positions with companies in the software and telecommunications industries. Mr. Reimer received his CPA certificate from the state of Virginia and his Bachelor of Science in Accounting degree from Virginia Tech.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2009	High	Low
First Quarter	$16.08	$11.32
Second Quarter	15.37	11.14
Third Quarter	14.95	12.28
Fourth Quarter	14.63	13.27

Year Ended December 31, 2008	High	Low
First Quarter	$11.92	$9.27
Second Quarter	16.49	10.00
Third Quarter	19.76	15.06
Fourth Quarter	17.64	12.26

Holders

        At February 22, 2010, there were approximately 311 holders of record of 31,901,708 shares of our outstanding common stock.

Dividend Policy

        We have never paid cash dividends on our common stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in our business. The terms of our agreements with our financing sources and certain other agreements limit the payment of dividends on our common stock and such agreements will continue to limit the payment of dividends in the future.

        Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

Equity Compensation Plans

        The following table sets forth information as of December 31, 2009 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by security holders	859,796	$13.49	936,918	(a)
Not approved by security holders	406,000	5.95	N/A

Total	1,265,796		936,918

(a)
The number of securities remaining available for future issuance is comprised of 865,991 shares from Employee Plans and 70,927 shares from Directors Plans.

Sales of Unregistered and Registered Securities

        During the year ended December 31, 2009, we sold no securities that were without registration under the Securities Act of 1933 ("Securities Act").

Issuer Purchases of Equity Securities

        During the year ended December 31, 2009, we made no repurchases of our common stock.

STOCK PERFORMANCE CHART

        The annual changes in the cumulative total shareholder return on Hanger's common stock for the five-year period shown in the graph shown below are based on the assumption that $100 had been invested in Hanger common stock, the Standard & Poor's 500 Stock Index, the Standard & Poor's Small Cap Stock Index, the Russell 2000 Stock Index and a company determined peer group index on December 31, 2004, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2009.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

	2004	2005	2007	2008	2008	2009
Hanger Orthopedic Group, Inc.	$100.00	$70.49	$92.96	$135.93	$179.14	$170.74
S & P 500	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
S&P SmallCap 600	$100.00	$106.65	$121.66	$120.18	$81.73	$101.16
RUSSELL 2000	$100.00	$103.32	$120.89	$117.57	$76.65	$95.98
Peer Group Only	$100.00	$86.89	$84.67	$88.48	$53.71	$84.73

        Assumes $100 invested on December 31, 2004.

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

	Year Ended December 31,
Statement of Operations Data:	2009	2008	2007	2006	2005
(In thousands, except per share data)(1)
Net sales	$760,070	$703,129	$637,350	$598,766	$578,241
Cost of goods sold—materials	228,295	210,323	184,625	180,462	163,285
Personnel costs	264,581	248,234	225,012	210,422	204,045
Other operating expenses	160,355	149,661	143,857	130,773	135,715
Depreciation and amortization	16,319	17,183	15,876	14,670	13,920

Income from operations	90,520	77,728	67,980	62,439	61,276
Interest expense	30,693	32,549	36,987	38,643	37,141
Unrealized loss (gain) from interest rate swap(2)	(167)	738	—	—	—
Extinguishment of debt(3)	—	—	—	16,953	—

Income before taxes	59,994	44,441	30,993	6,843	24,135
Provision for income taxes	23,901	17,695	11,726	3,409	6,382

Net income	36,093	26,746	19,267	3,434	17,753
Preferred stock dividends and accretion(4)	—	5,670	1,665	7,518	5,892

Net income (loss) applicable to common stock	$36,093	$21,076	$17,602	$(4,084)	$11,861

Basic Per Common Share Data
Net income (loss)	$1.15	$0.81	$0.78	$(0.19)	$0.55

Shares used to compute basic per common share amounts	31,384	25,930	22,476	21,981	21,695

Diluted Per Common Share Data(5)
Net income (loss)	$1.13	$0.78	$0.64	$(0.19)	$0.53

Shares used to compute diluted per common share amounts	32,068	27,091	30,257	21,981	22,232

(1)
As of January 1, 2009, the Company revised its income statement presentation, including prior periods, to group all personnel costs in one line item within income from operations. Previously, personnel costs were divided between revenue producing personnel costs, which were included in costs of goods sold, and non-revenue producing personnel costs, which were included in selling, general and administrative expenses. The new income statement presentation will create better transparency and comparability between current and future results, as well as provide consistency with management's internal reporting format. The new income statement presentation does not change previously reported income from operations, net income or earnings per share for prior periods.

(2)
The loss (gain) from interest rate swap results from ineffective portions of the swap that occurred during the year.

(3)
The 2006 charge of $17.0 million relates to the debt and preferred stock refinancing.

(4)
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

(5)
For 2006, excludes the effect of all dilutive options and warrants as a result of our net loss for the year ended December 31, 2006.

	Year Ended December 31,
Balance Sheet Data:	2009	2008	2007	2006	2005
(In thousands)
Cash and cash equivalents	$84,558	$58,413	$26,938	$23,139	$7,921
Working capital	216,664	200,248	165,794	157,208	135,551
Total assets	875,036	813,750	759,683	719,122	704,467
Total debt	410,472	422,324	410,892	410,624	378,431
Redeemable convertible preferred stock	—	—	47,654	47,654	61,942
Shareholders' equity	315,893	266,866	190,538	167,677	165,242

	Year Ended December 31,
Other Financial Data:	2009	2008	2007	2006	2005
(In thousands)
Capital expenditures	$21,270	$19,330	$20,129	$12,827	$8,759
Net cash provided by (used in):
Operating activities	$73,131	$53,220	$51,687	$24,037	$25,741
Investing activities	(34,152)	(30,168)	(42,096)	(13,212)	(11,247)
Financing activities	(12,834)	8,423	(5,792)	4,393	(14,924)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about, among other things, our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

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

        We have increased our net sales during the past two years through organic growth, acquisitions & opening of new patient care centers, increased distribution revenues though targeted sales efforts and increased product offerings, and continued growth revenue associated with the Linkia contracts. Our operations include two reportable segments—patient-care and distribution.

  Patient Care

        At December 31, 2009, we operated 677 O&P patient-care centers in 45 states and the District of Columbia and employed in excess of 1,000 revenue-generating O&P practitioners ("practitioners"). For the years ended December 31, 2009 and 2008, net sales attributable to our patient-care services were $670.4 and $620.0 million, respectively

        Patients are referred to our local patient-care centers directly by physicians as a result of our reputation with them or through our agreements with managed care providers. In our orthotics business, we design, fabricate, fit and maintain a wide range of standard and custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients' lives, shorten the rehabilitation process and lower the cost of rehabilitation.

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

  Distribution Services

        We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. For the year ended December 31, 2009, 36.2% or approximately $88.0 million of SPS' distribution sales were to third-party O&P services providers, and the balance of approximately $155.0 million represented intercompany sales to our patient-care centers. SPS maintains in inventory approximately 25,000 O&P related items, all of which are manufactured by other companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Product Development

        IN, Inc. specializes in product development principally in the field of functional electrical stimulation. IN, Inc. identifies emerging MyoOrthotics Technologies® developed at research centers and universities throughout the world that use neuromuscular stimulation to improve the functionality of an impaired limb. MyoOrthotics Technologies® represents the merging of orthotic technologies with electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc's. first product, the WalkAide System ("WalkAide"), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. Additionally, in September 2007 the WalkAide earned the esteemed da Vinci Award for Adaptive Technologies from the National Multiple Sclerosis Society, which honors outstanding engineering achievements in adaptive and assistive technology that provide solutions to accessibility issues for people with disabilities. In November 2008, the Centers for Medicare and Medicaid Services ("CMS") overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009. IN, Inc is pursuing additional coverage for stroke rehabilition which represents the largest potential patient population. CMS has agreed to sponsor additional clinical trials in order to validate the WalkAide's clinical benefits to stroke patients. IN, Inc anticipates that theses trials will be completed in the first half of 2011. In addition to reimbursement from Medicare and Medicaid, IN, Inc has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

Provider Network Management

        Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia's network now totals over 1,000 O&P provider locations. As of December 31, 2009, Linkia had 35 contracts with national and regional providers.

Results and Outlook

        Net sales for the year ended December 31, 2009 increased by $57.0 million, or 8.1%, to $760.1 million from $703.1 million for the year ended December 31 2008. The sales increase was principally the result of a $29.6 million, or 4.9%, increase in same-center sales in our patient care centers, a $7.3 million, or 9.1%, increase in sales of the Company's distribution segment and a $20.1 million increase principally related to sales from acquired entities.

        The growth in sales along with a focus on expense management resulted in income from operations increasing $12.8 million, or 16.5%, to $90.5 million for the year end December 31, 2009 compared to $77.7 million for the year ended December 31, 2008. Income from operations as a percentage of sales improved 80 basis points to 11.9% in 2009 compared to 11.1% in the prior year.

        Net income applicable to common stock for the year ended December 31, 2009 increased to $36.1 million, or $1.13 per diluted share, compared to net income applicable to common stock of $21.1 million, or $0.78 per diluted share, for the year ended December 31, 2008. In addition to improved income from operations, net income benefited from lower variable interest costs during 2009.

        Cash flows from operations for the year ended December 31, 2009 was $73.1 million, a $19.9 million, or 37.4% increase, compared to 2008. The improvement was primarily the result of improved operating results. As of December 31, 2009, $75.6 million, or 18.4%, of the Company's total debt of $410.5 million was subject to variable interest rates. The Company had total liquidity of $148.5 million, comprised of $84.6 million of cash and $63.9 million available under its revolving credit facility at December 31, 2009. The Company believes that it has sufficient liquidity to conduct its normal operations and fund its acquisition plans through 2010.

        For 2010, the Company expects revenues to be between $815 million and $825 million which would result in growth of 7.2% to 8.5% compared to 2009. The Company also expects diluted EPS for 2010 to be in the range of $1.27 to $1.29, which would represent a 12.4% to 14.2% increase over 2009 diluted EPS. We expect to improve operating margins by 20-40 basis points and to generate cash flow from operations of $60 to $70 million.

        During 2010, the Company will be relocating its corporate headquarters from Bethesda, Maryland to Austin, Texas and the cost of this move will be reported as a separate component of income from operations. The Company will incur severance and relocation costs of approximately $10.0 million to $12.0 million, as well as, lease exit cost of approximately $3.0 million to $5.0 million. Once complete, the Company anticipates that the move will result in a reduction in operating expenses of approximately $2.5 million to $3.5 million annually.

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

  •
  Revenue Recognition:  Revenues in our patient care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patients; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues from the sale of O&P devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value.

    Revenue at our patient-care centers segment is recorded net of all contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system is designed to record revenue at net realizable value based on our contract with the patient's insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

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

    As part of our preauthorization process with payors, we validate our ability to bill the payor for the service we are providing before we deliver the device. Subsequent to billing for our devices and services, there may be problems with pre-authorization or other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If we do not collect from the patient, we record bad debt expense. Occasionally, a portion of a bill is rejected by a payor due to a coding error on our part and we are prevented from pursuing payment from the patient due to the terms of our contract with the insurance company. We appeal these types of decisions and are generally successful. This activity is factored into our methodology to determine the estimate for the allowance for doubtful accounts. We immediately record, as a reduction of sales, a disallowed sale for any claims that we know we will not recover and adjust our future estimates accordingly.

    Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess collectibility. In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances. On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account's net realizable value is estimated after considering the customer's payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In cases where valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

    The following represents the composition of our accounts receivable balance by payor:

December 31, 2009	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Commercial and other	$52,768	$9,862	$5,587	$68,217
Private pay	3,543	2,061	1,564	$7,168
Medicaid	9,929	2,177	1,382	$13,488
Medicare	22,624	1,796	1,316	$25,736
VA	1,087	240	71	$1,398

	$89,951	$16,136	$9,920	$116,007

December 31, 2008	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Commercial and other	$48,209	$9,072	$6,357	$63,638
Private pay	3,090	2,065	1,031	6,186
Medicaid	8,582	2,725	1,339	12,646
Medicare	19,304	1,876	1,176	22,356
VA	908	178	48	1,134

	$80,093	$15,916	$9,951	$105,960

  •
  Inventories:  Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our patient-care centers segment, we calculate cost of goods sold—materials in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed physical inventory and other factors, such as sales mix and purchasing trends among other factors. Cost of goods sold—materials is adjusted once the annual physical inventory is taken and the valuation is completed in the fourth quarter. We treat these inventory adjustments as changes in accounting estimates. At our distribution segment, a perpetual inventory is maintained. Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold—materials.

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

    Effective January 1, 2008, the Company adopted the authoritative guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

    Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, noting no impact to the Company's consolidated financial statements.

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

    Our investments consist of two auction rate securities ("ARS") totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond—1998 ("Indiana ARS") and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes ("Primus ARS"). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. As of December 31, 2009, both investments failed at auction due to the absence of a market for the ARS. The Company's ARS are reported at fair value.

    The fair values of our ARS were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs are not observable in an active market, they are classified as Level 3 inputs under the fair value accounting rules discussed in the "Fair Value" section above. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, the Company recorded unrealized losses of $0.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively, related to the Primus ARS. These losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets. The unrealized losses recognized during the years ended December 31, 2009 and 2008, represent the change in fair value of the auction rate securities. The fair value of the Primus ARS of $1.4 million and $1.5 million as of December 31, 2009 and 2008, respectively, is classified as other long term assets. The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

    During the year ended December 31, 2009 authoritative guidance was issued to modify the other-than-temporary impairment ("OTTI") analysis for debt securities classified as available-for-sale or held-to-maturity. The revised guidance requires that each reporting period, the Company compare the present value of the cash flows expected to be collected from the security against the amortized cost basis, and identify the portion of the impairment loss representing a credit loss arising from an increase in the credit risk associated with the instrument. The guidance requires the credit loss to be recognized in earnings for debt securities where Companies does not intend to sell the debt security, and it is more likely than not that the entity will be required to sell the debt security before the anticipated recovery of the amortized cost basis. In regards to the OTTI on the Primus ARS, a credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009. This credit loss reduces the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009 compared to the $2.5 million par value of the investment as of December 31, 2008.

    On November 4, 2008, the Company agreed to accept Auction Rate Security Rights ("the Rights") related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. The Company expects to exercise these Rights and put its auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights. By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities. An OTTI charge of approximately $1.0 million was recognized during the year ended December 31, 2008 due to the reclassification of the Indiana ARS from available for sale to trading securities. Recordation of the Rights asset resulted in a gain of $1.0 million during the year ended December 31, 2008. As of December 31, 2009, the Company determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million, while the fair values of the ARS and the Rights as of December 31, 2008 were $4.0 million and $1.0 million, respectively. The change in the fair value of the Rights and the ARS for the year ended December 31, 2009 are reflected as components of earnings.

  •
  Interest Rate Swaps:  The Company utilizes interest rate swaps to manage its exposure to interest rate risk associated with the Company's variable rate borrowings. The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. In accordance with the authoritative guidance, the Company designates the interest rate swaps as cash flow hedges of variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

    In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate term loans were converted to a fixed rate of 5.4%. The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the year ended December 31, 2009. The interest rate swaps did not qualify for hedge accounting under the authoritative guidance for hedging and derivatives during the second quarter of 2009 due to changes in counterparty risk factors. As a result, the change in the fair value of the interest rate swap was recognized in earnings during the second quarter of 2009 resulting in the Company recording an unrealized gain of $0.2 million which is reflected in the Company's consolidated income statement for the year ended December 31, 2009. In the first, third, and fourth quarters of 2009, the Company's interest rate swaps qualified for hedge accounting, hence any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in those periods.

    Since their inception, the fair value of the interest rate swaps has declined $5.3 million. Of the decline, $4.8 million is related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company's consolidated balance sheets as of December 31, 2009. As of December 31, 2008, liabilities from the interest rate swaps were $7.2 million, with $3.7 million reported in accrued expenses, with the remainder reported in other liabilities. Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

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

  •
  Income Taxes:  We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We account for income taxes under the liability method, whereby deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized to be less than the carrying value of the deferred tax asset.

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

	2009	2008
Discount rate	5.50%	6.25%
Average rate of increase in compensation	3.25%	3.25%

    We believe the assumptions used are appropriate. However, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

        In August 2009, the FASB issued additional authoritative guidance for measuring the fair value of liabilities, including clarification for circumstances whereby a quoted price in an active market for an identical liability is not available. The additional authoritative guidance was effective for the year ending December 31, 2009, and adoption did not have a material impact on the Company's consolidated financial statements.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold—Materials	30.0	29.9	29.0
Personnel Costs	34.9	35.3	35.3
Other operating expenses	21.1	21.3	22.6
Depreciation and amortization	2.1	2.4	2.5

Income from operations	11.9	11.1	10.7
Interest expense	4.0	4.7	5.8
Unrealized gain from interest rate swap	—	(0.1)	—

Income before taxes	7.9	6.3	4.9
Provision for income taxes	3.2	2.5	1.8

Net income	4.7	3.8	3.1

Year-ended December 31, 2009 compared with the year ended December 31, 2008

        Net Sales.    Net sales for the year ended December 31, 2009 increased by $57.0 million, or 8.1%, to $760.1 million from $703.1 million last year. The sales increase was principally the result of a $29.6 million, or 4.9%, increase in same-center sales in our patient care centers, a $7.3 million, or 9.1%, increase in sales of the Company's distribution segment and a $20.1 million increase principally related to sales from acquired entities.

        Cost of Goods Sold—Materials.    Cost of goods sold—materials for the year ended December 31, 2009 were $228.3 million, an increase of $18.0 million, or 8.6%, over $210.3 million for the same period in the prior year. The increase was the result of the growth in sales. Cost of goods sold—materials as a percentage of net sales increased to 30.0% in 2009 from 29.9% in 2008. The increase in cost of goods sold—materials as a percentage of sales resulted from an increase in sales of the distributions business which have higher materials costs and to a lesser extent increase in materials costs at the patient care centers.

        Personnel Costs.    Personnel costs for the year ended December 31, 2009 increased by $16.4 million to $264.6 million from $248.2 million for the year ended December 31, 2008. The increase of $16.4 million from the prior year is due primarily to $7.6 million related to merit increases and other compensation, $6.5 million from acquired entities, and $2.3 million increase in employee benefit cost. As a percentage of net sales, personnel costs have decreased by 40 basis points compared to the same period in the prior year.

        Other Operating Expenses.    Other operating expenses for the year ended December 31, 2009 increased by $10.7 million to $160.4 million from $149.7 million for the year ended December 31, 2008. The increase is due primarily to $6.3 million increase in bonus expense, $4.0 million increase in rent expense, and $0.4 million increase in other operating expenses. Other operating expenses as a percentage of net sales decreased 20 basis points to 21.1% compared to the same period in the prior year.

        Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2009 was $16.3 million versus $17.2 million for the year ended December 31, 2008. The decrease from the prior year was due to certain assets related to our billing system being fully depreciated.

        Income from Operations.    Income from operations increased $12.8 million to $90.5 million for the year ended December 31, 2009 compared to $77.7 million in the year ended December 31, 2008 due to the combination of increased sales and effective expense management.

        Interest Expense.    Interest expense for the year ended December 31, 2009 decreased to $30.7 million compared to $32.5 million for the year ended December 31, 2008 primarily due to lower variable interest rates.

        Provision for Income Taxes.    An income tax provision of $23.9 million was recognized for the year ended December 31, 2009 compared to $17.7 million for the same period of the prior year. The change in the income tax provision was primarily the result of an increase in pretax income. The effective tax rate was 39.8% for the years ended December 31, 2009 and 2008. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

        Net Income.    Net income applicable to common stock for year ended December 31, 2009 increased to $36.1 million, or $1.13 per diluted share, compared to net income applicable to common stock of $21.1 million, or $0.78 per diluted share, for the year ended December 31, 2008. In addition to improved income from operations, net income benefited from lower variable interest costs during 2009.

Year ended December 31, 2008 compared with the year ended December 31, 2007

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

        Cost of Goods Sold—Materials.    Cost of goods sold—materials for the year ended December 31, 2008 were $210.3 million, an increase of $25.7 million, or 13.9%, over $184.6 million for the year ended December 31, 2007. The increase was the result of the growth in sales. Cost of goods sold—materials as a percentage of net sales increased to 29.9% in 2008 from 29.0% in 2007. The increase in cost of goods sold—materials was due to the increase in sales of the distribution business which have higher material costs and to a lesser extent increase in material costs at the patient care centers.

        Personnel Costs.    Personnel costs for the year ended December 31, 2008 increased by $23.2 million to $248.2 million from $225.0 million for the year ended December 31, 2007. As a percentage of net sales, personnel costs did not change compared to the year ended December 31, 2007.

        Other Operating Expenses.    Other operating expenses for the year ended December 31, 2008 increased by $5.8 million to $149.7 million from $143.9 million for the year ended December 31, 2007. As a percentage of net sales, other operating expenses decreased 130 basis points to 21.3% compared to the year ended December 31, 2007.

        Depreciation and Amortization.    Depreciation and amortization expense increased $1.3 million for the year to $17.2 million from $15.9 million in prior year. The increase is a result of investments in leasehold improvements, computer hardware, and the computer software over the last 18 months. In addition, as part of acquisitions completed in 2008, the Company recorded customer relationship and other intangibles. Amortization related to current year acquisitions, as well as a full year of amortization of intangibles related to SureFit, which we acquired mid-2007, resulted in an additional $0.2 million of amortization expense.

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

        Unrealized loss from Interest Rate Swap.    During 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable term loans were converted to a fixed rate. These interest rate swaps are accounted for under the authoritative guidance for derivatives and hedging and during the period a portion of the swaps were deemed to be ineffective resulting in the Company recording an unrealized loss of $0.7 million.

        Provision for Income Taxes.    The provision for income taxes for the year ended December 31, 2008 was $17.7 million, or 39.8% of pretax income, compared to $11.7 million, or 37.8% of pretax income, for the year ended December 31, 2007. The increase in income tax expense as a percentage of pretax income is partially attributable to an increase in state tax expenses and partially offset by a reduction in valuation allowances. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

        Net Income.    As a result of the above, we recorded net income of $26.7 million for the year ended December 31, 2008, compared to net income of $19.3 million in the prior year.

Financial Condition, Liquidity and Capital Resources

Cash Flows

        Our working capital at December 31, 2009 was $216.7 million compared to $200.2 million at December 31, 2008. Working capital increased principally as a result of an increase in cash and short-term investments. Cash on hand increased due to improved cash flow from operations resulting from continued improvements in cash collections. Days sales outstanding ("DSO"), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2009 decreased to 50 days compared to 51 days for the same period last year. The decrease in DSO was due to a continued effort at our patient-care centers to target collections as well as the implementation of electronic billing and standard workflow protocols. The ratio of current assets to current liabilities was 3.3 to 1 at December 31, 2009 compared to 3.7 to 1 at December 31, 2008. Net cash provided by operating activities was $73.1 million for the year ended December 31, 2009, compared to $53.2 million in the prior year. The current year operating cash flows reflected improved financial performance and improved collections.

        Net cash used in investing activities was $34.2 million for the year ended December 31, 2009, compared to $30.2 million in the prior year. In 2009, 2008, and 2007, we invested $21.3 million, $19.3 million and $20.1, million respectively, in improvements to our patient care centers and in upgrades to our computer hardware and software. In addition, during 2009 we acquired seven orthotic and prosthetic companies which had a total of 23 patient care centers and one fabrication facility. In 2008, we acquired 13 orthotic and prosthetic companies which had a total of 19 patient care centers, and we acquired two orthotic and prosthetic companies along with the assets of SureFit, LLC, a manufacturer and distributor of custom footwear in 2007. During 2007, we invested in two auction rate securities with a par value of $7.5 million. Additionally, in 2009, we invested $2.0 million in company owned life insurance policies which cover the executives and certain management of the Company, whereby the Company is the beneficiary.

        Net cash used in financing activities was $12.8 million for the year ended December 31, 2009, while net cash provided by financing activities was $8.4 million for the year ended December 31, 2008. This compares to net cash used of $5.8 million for the year ended December 31, 2007. As of December 31, 2009, $75.6 million, or 18.4%, of the Company's total debt of $410.5 million was subject to variable interest rates. The Company had access to funds totaling $148.5 million, comprised of $84.6 million of cash and $63.9 million available under its Revolving Credit Facility at December 31, 2009. The Company believes that it has sufficient liquidity to conduct its normal operations and fund its acquisition plan in 2010.

Debt

        The following summarizes our debt balance at December 31:

(In thousands)	2009	2008
Revolving Credit Facility	$—	$15,253
Line of Credit	3,628	—
Term Loan	221,956	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.00% to 7.25%, maturing through December 2014	9,888	9,007

	410,472	422,324
Less current portion	(8,835)	(3,794)

	$401,637	$418,530

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

        In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility. As anticipated, Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers Holdings, Inc. ("Lehman"), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI's total commitment was $17.8 million of our total $75.0 million dollar facility. On July 15, 2009, the Company repaid the outstanding balance on the Revolving Credit Facility.

        On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted LCPI commitment under the Revolving Credit Facility. LCPI's remaining commitment under default is $7.8 million of our total $75.0 million dollar facility. As of December 31, 2009, the Company had $63.9 million available under the revolving credit facility, net of LCPI's $7.8 remaining defaulted million commitment and $3.3 million of outstanding letters of credit.

Line of Credit

        On April 6, 2009 the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement. The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value. As of December 31, 2009, the Company had drawn $3.6 million, which is the maximum currently allowed under the agreement. The credit line has no net cost to the Company, as it bears interest in the amount equal to the income on the ARS.

Term Loan

        The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of excess cash flows, capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The obligations under the Term Loan are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%. The Term Loan bears interest, at the Company's option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%. At December 31, 2009, the interest rate on the Term Loan was 2.24%.

10 1/4% Senior Notes

        The 10 1/4% Senior Notes, entered into on May 26, 2006, mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company's current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1.

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

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At December 31, 2009, the Company was in compliance with all covenants under these debt agreements.

General

        We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. We also believe that based on the Company's cash and cash equivalents balances of $84.6 million at December 31, 2009 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on the Company's liquidity, financial condition, results of operations or cash flows. In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above. We are limited to $50.0 million in acquisitions annually by the terms of the Revolving Credit Facility agreement. As of December 31, 2009, the Company had $63.9 million of available credit under the Revolving Credit Facility. Availability under the Company's Revolving Credit Facility is net of LCPI's $7.8 million defaulted commitment and $3.3 million of outstanding letters of credit.

Preferred Stock

        In June 2008, the average closing price of the Company's common stock exceeded the Company's forced conversion price of the Series A Convertible Preferred Stock by 200% for a 20-trading day period, triggering an acceleration of the Series A Preferred Stock dividends that were otherwise payable through May 26, 2011. The accelerated dividends were paid in the form of increased stated value of preferred stock, in lieu of cash. On July 25, 2008, the Company notified the holder of Series A Preferred Stock of its election to force the conversion of the Series A Preferred into 7,308,730 shares of common stock. The conversion of the Series A Preferred Stock to common stock occurred on August 8, 2008.

Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of December 31, 2009:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$8,835	$5,324	$5,221	$215,985	$175,107	$—	$410,472
Interest payments on long-term debt	28,213	27,963	27,743	22,762	8,972	—	115,653
Operating leases	38,081	32,312	25,769	18,282	12,004	9,305	135,753
Capital leases	464	389	317	148	—	—	1,318
Other long-term obligations(1)	4,089	5,432	4,438	3,018	2,748	8,477	28,202

Total contractual cash obligations	$79,832	$71,420	$63,488	$260,195	$198,831	$43,471	$691,398

(1)
Other long-term obligations include commitments under our SERP plan. Refer to Note L of the Company's Annual Repoort on Form 10-K for additional disclosure.

        In addition to the table above, the Company has certain other tax liabilities as of December 31, 2009 comprised of $1.4 million of tax effected unrecognized tax benefits, of which $0.8 million is expected to be settled in the fiscal year 2010.

Dividends

        We have never paid cash dividends on our common stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in our business. The terms of our agreements with our financing sources and certain other agreements limit the payment of dividends on our common stock and such agreements will continue to limit the payment of dividends in the future.

Supplemental Executive Retirement Plan

        In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2009, and 2008 and have utilized the actuarial calculations as a basis for establishing our benefit obligation liability.

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2009	2008
Discount rate	5.50%	6.25%
Average rate of increase in compensation	3.25%	3.25%

        The discount rate at December 31, 2009 of 5.50% decreased 75 basis points compared to the discount rate used at December 31, 2008 due to changes in the pension discount curve rate available on the open market at December 31, 2009. The average rate of increase in compensation was 3.25 percent at December 31, 2009 and 2008.

        Future payments under the supplemental executive retirement plan as of December 31, 2009 are as follows:

(In thousands)
2010	—
2011	1,037
2012	1,218
2013	1,218
2014	1,548
Thereafter	8,477

$13,498

Selected Operating Data

        The following table sets forth selected operating data as of the end of the years indicated:

	2009	2008	2007	2006	2005
Patient-care centers	677	668	636	618	624
Revenue-generating O&P practitioners	1,127	1,070	1,060	1,034	1,021
Number of states (including D.C.)	46	46	46	46	46
Same-center net sales growth(1)	4.9%	7.3%	5.0%	2.2%	0.2%

(1)
Represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

        We are exposed to the market risk that is associated with changes in interest rates. At December 31, 2009, all our outstanding debt, with the exception of the $72.0 million of the Term Loan and the $3.6 million of the Line of Credit, is subject to fixed interest rates. Interest on the $3.6 million outstanding on the Line of Credit has no net cost to the Company, as it bears interest equal to the income on the ARS. (see Item 7A below).

Forward Looking Statements

        This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. Refer to risk factors disclosed in Part I, Item 1A of this filing for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have existing obligations relating to our 10 1/4% Senior Notes, Term Loan, and Subordinated Seller Notes. As of December 31, 2009, we have cash flow exposure to the changing interest rates on $72.0 million of the Term Loan. We are not subject to changes in interest rates on the $3.6 million outstanding as the Line of Credit has no net cost to the Company, as it bears interest equal to the income on the ARS. The other obligations have fixed interest rates.

        In addition, in the normal course of business, we are exposed to fluctuations in interest rates. From time to time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time. At December 31, 2009, we had one contract outstanding which fixed LIBOR at 2.24% , which expired on January 29, 2010.

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate Term Loans were converted to a fixed rate of 5.4%. The agreements expire in April 2011.

        Presented below is an analysis of our financial instruments as of December 31, 2009 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$1,642	$2,752	$3,862	$4,972	$6,082	$7,191	$8,301
Interest Rate Swap	7,005	6,255	5,505	4,755	4,005	3,255	2,505

	$8,647	$9,007	$9,367	$9,727	$10,087	$10,446	$10,806

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below and included beginning at page F-4 of this Annual Report on Form 10-K.

Quarterly Financial Data

	Quarter Ended (Unaudited)
2009	Mar 31	Jun 30	Sep 30	Dec 31(1)
(Dollars in thousands, except per share amounts)
Net Sales	$169,146	$193,523	$192,296	$205,104
Income from Operations	$15,131	$24,156	$23,762	$27,471
Net Income	$4,515	$10,036	$9,642	$11,900
Basic per Common Share Net Income	$0.15	$0.32	$0.31	$0.37
Diluted per Common Share Net Income	$0.14	$0.31	$0.30	$0.37

	Quarter Ended (Unaudited)
2008	Mar 31	Jun 30	Sep 30	Dec 31(1)
(Dollars in thousands, except per share amounts)
Net Sales	$157,656	$181,184	$178,742	$185,547
Income from Operations	14,199	21,387	20,238	21,904
Net Income	3,565	8,005	7,340	7,836
Basic per Common Share Net Income	$0.14	$0.12	$0.27	$0.25
Diluted per Common Share Net Income	$0.12	$0.11	$0.23	$0.24

(1)
For the three month periods ended December 31, 2009 and 2008 includes: $2.1 million and $0.8 million, respectively, decrease to cost of material resulting from the company's annual physical inventory.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Based on an evaluation of the Company's disclosure controls and procedures conducted by the Company's Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009. Additionally, the Company's officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

        (b)   Report of the Registrant's Independent Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

        (c)   Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, that has materially effected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

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
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Income Statements for the Three Years Ended December 31, 2009
Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2009
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009
Notes to Consolidated Financial Statements

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

Exhibit No.	Document
3(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3(f)	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10(a)
Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
10(b)
Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).
10(c)
Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005).
10(d)	Amended and Supplemental Executive Retirement Plan, dated January 1, 2005.*
10(e)
Purchase Agreement, dated as of May 23, 2006, between the Registrant and the Initial Purchasers named in Schedule I thereto relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(f)
Indenture, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and Wilmington Trust Company, as trustee, relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(g)
Registration Rights Agreement, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and the initial purchasers named therein relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(h)
Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(i)
Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit No.	Document
10(j)	Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Brothers Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book-Runners, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and LaSalle Bank National Association and General Electric Capital Corporation, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(k)
Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(l)
Assignment and Acceptance dated October 23, 2009 related to Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Commercial Paper Inc., as Assignor and Barclays Bank PLC, as Assignee, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, and Bank of America, N.A., as successor by merger to LaSalle Bank National Association as LC Issuing Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10(m)
First Amendment to Credit Agreement, by and among the Registrant, the Lenders party thereto and Citicorp North America, Inc., dated as of March 12, 2007. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
10(n)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(o)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(p)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(q)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(r)
Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*

Exhibit No.	Document
10(s)	Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*
10(t)
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).
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

HANGER ORTHOPEDIC GROUP, INC.
Dated: March 3, 2010	By:	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 3, 2010	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)
Dated: March 3, 2010	/s/ GEORGE E. MCHENRY George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 3, 2010	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Vice President of Finance (Chief Accounting Officer)
Dated: March 3, 2010	/s/ IVAN R. SABEL Ivan R. Sabel, CPO Chairman
Dated: March 3, 2010	/s/ PETER NEFF Peter Neff Director

Dated: March 3, 2010	/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D. Director
Dated: March 3, 2010	/s/ CYNTHIA L. FELDMANN Cynthia L. Feldmann Director
Dated: March 3, 2010	/s/ ERIC GREEN Eric Green Director
Dated: March 3, 2010	/s/ ISAAC KAUFMAN Isaac Kaufman Director
Dated: March 3, 2010	/s/ H.E. THRANHARDT H.E. Thranhardt, CPO Director
Dated: March 3, 2010	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director

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

        2.     Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. The framework on which management's evaluation of the Company's internal control over financial reporting is based is the "Internal Control—Integrated Framework" published in 1992 by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

        3.     Management has determined that the Company's internal control over financial reporting, as of December 31, 2009, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Baltimore, Maryland
March 3, 2010

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,558	$58,413
Short-term investments	4,976	4,968
Accounts receivable, less allowance for doubtful accounts of $10,526 and $6,099 in 2009 and 2008, respectively	105,480	99,861
Inventories	91,289	85,960
Prepaid expenses, other current assets and income taxes receivable	8,380	12,512
Deferred income taxes	15,167	12,312

Total current assets	309,850	274,026

PROPERTY, PLANT AND EQUIPMENT
Land	864	949
Buildings	4,599	4,967
Furniture and fixtures	14,007	13,310
Machinery and equipment	45,803	32,070
Leasehold improvements	52,174	47,579
Computer and software	59,980	67,802

Total property, plant and equipment, gross	177,427	166,677
Less accumulated depreciation and amortization	115,116	115,943

Total property, plant and equipment, net	62,311	50,734

INTANGIBLE ASSETS
Excess cost over net assets acquired	484,422	470,411
Patents and other intangible assets, $16,828 and $13,854 in 2009 and 2008 respectively, less accumulated amortization of $9,312 and $8,782 in 2009 and 2008, respectively	7,516	5,072

Total intangible assets, net	491,938	475,483

OTHER ASSETS
Debt issuance costs, net	5,660	7,482
Other assets	5,277	6,025

Total other assets	10,937	13,507

TOTAL ASSETS	$875,036	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$8,835	$3,794
Accounts payable	27,552	18,764
Accrued expenses	19,223	16,810
Accrued interest payable	1,776	2,074
Accrued compensation related costs	35,800	32,336

Total current liabilities	93,186	73,778

LONG-TERM LIABILITIES
Long-term debt, less current portion	401,637	418,530
Deferred income taxes	37,973	33,166
Other liabilities	26,347	21,410

Total liabilities	559,143	546,884

COMMITMENTS AND CONTINGENCIES (Note H)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 32,992,674 shares and 32,513,190 shares issued and outstanding in 2009 and 2008, respectively	330	325
Additional paid-in capital	233,111	221,623
Accumulated other comprehensive loss	(3,056)	(4,497)
Retained earnings	86,164	50,071

	316,549	267,522
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	315,893	266,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$875,036	$813,750

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31,

(Dollars in thousands, except share and per share amounts)

	2009	2008	2007
Net sales	$760,070	$703,129	$637,350
Cost of goods sold—materials	228,295	210,323	184,625
Personnel costs	264,581	248,234	225,012
Other operating expenses	160,355	149,661	143,857
Depreciation and amortization	16,319	17,183	15,876

Income from operations	90,520	77,728	67,980
Interest expense	30,693	32,549	36,987
Unrealized loss (gain) from interest rate swap	(167)	738	—

Income before taxes	59,994	44,441	30,993
Provision for income taxes	23,901	17,695	11,726

Net income	36,093	26,746	19,267
Preferred stock dividend-Series A Convertible Preferred Stock	—	5,670	1,665

Net income applicable to common stock	$36,093	$21,076	$17,602

Basic Per Common Share Data
Net income	$1.15	$0.81	$0.78

Shares used to compute basic per common share amounts	31,383,895	25,930,096	22,475,513

Diluted Per Common Share Data
Net income	$1.13	$0.78	$0.64

Shares used to compute diluted per common share amounts	32,068,325	27,090,817	30,257,021

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended December 31, 2009

(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2006	22,378	$224	$156,480	$—	$11,629	$(656)	$167,677
Preferred dividends declared	—	—	—	—	(1,665)	—	(1,665)
Net income	—	—	—	—	19,267	—	19,267
Issuance of Common Stock in connection with the exercise of stock options	399	4	1,621	—	—	—	1,625
Issuance of restricted stock	1,686	17	(17)	—	—	—	—
Forfeiture of restricted stock	(30)	(1)	1	—	—	—	—
Adoption of FIN 48	—	—	—	—	(236)	—	(236)
Compensation expense associated with stock options	—	—	38	—	—	—	38
Compensation expense associated with restricted stock	—	—	3,295	—	—	—	3,295
Tax benefit associated with vesting of restricted stock	—	—	537	—	—	—	537

Balance, December 31, 2007	24,433	$244	$161,955	$—	$28,995	$(656)	$190,538
Comprehensive income
Net income	—	—	—	—	26,746	—	26,746
Other comprehensive income
Interest rate swaps:
Reclassification of net losses on interest rate swaps from OCI to net income, net of taxes of $295	—	—	—	443	—	—	443
Unrealized loss on interest rate swaps, net of taxes of $2,895	—	—	—	(4,342)	—	—	(4,342)
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $415	—	—	—	623	—	—	623
Unrealized loss on auction rate securities, net of taxes of $814	—	—	—	(1,221)	—	—	(1,221)

Total comprehensive income	—	—	—	(4,497)	26,746	—	22,249
Preferred dividends declared	—	—	—	—	(5,670)	—	(5,670)
Issuance of Common Stock in connection with the exercise of stock options	206	2	658	—	—	—	660
Issuance of restricted stock	594	6	(6)	—	—	—	—
Forfeiture of restricted stock	(29)	—	—	—	—	—	—
Compensation expense associated with stock options	—	—	9	—	—	—	9
Compensation expense associated with restricted stock	—	—	4,702	—	—	—	4,702
Tax benefit associated with vesting of restricted stock	—	—	1,470	—	—	—	1,470
Conversion of Series A Convertible Preferred Stock	7,309	73	52,835	—	—	—	52,908

Balance, December 31, 2008	32,513	$325	$221,623	$(4,497)	$50,071	$(656)	$266,866
Comprehensive income
Net income	—	—	—	—	36,093	—	36,093
Other comprehensive income
Interest rate swaps:
Unrealized gain on interest rate swaps, net of taxes of $687	—	—	—	1,031	—	—	1,031
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $320	—	—	—	480	—	—	480
Unrealized loss on auction rate securities, net of taxes of $47	—	—	—	(70)	—	—	(70)

Total comprehensive income	—	—	—	1,441	36,093	—	37,534
Issuance of Common Stock in connection with the exercise of stock options	345	3	2,753	—	—	—	2,756
Forfeiture of restricted stock	(17)	—	—	—	—	—
Issuance of restricted stock	151	2	(2)	—	—	—	—
Compensation expense associated with restricted stock	—	—	7,430	—	—	—	7,430
Tax benefit associated with vesting of restricted stock	—	—	1,307	—	—	—	1,307

Balance, December 31, 2009	32,992	$330	$233,111	$(3,056)	$86,164	$(656)	$315,893

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$36,093	$26,746	$19,267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized loss (gain) on interest rate swap	(167)	738	—
Unrealized losses on investments	800	32	—
Loss (Gain) on disposal of assets	(294)	60	255
Provision for bad debt	16,128	15,906	15,774
Provision for deferred income taxes	1,074	456	1,508
Depreciation and amortization	16,319	17,183	15,877
Amortization of debt issuance costs	1,822	1,822	1,813
Compensation expense on stock options and restricted stock	7,430	4,712	3,332
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(20,069)	(15,404)	(13,519)
Inventories	(4,424)	(3,118)	(5,569)
Prepaid expenses, other current assets, and income taxes receivable	971	774	(3,226)
Other assets	16	(213)	(114)
Accounts payable	3,287	631	(2,451)
Accrued expenses, accrued interest payable, and income taxes payable	5,893	995	(65)
Accrued compensation related costs	3,365	(769)	12,346
Other liabilities	4,887	2,669	6,459

Net cash provided by operating activities	73,131	53,220	51,687

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(21,270)	(19,330)	(20,129)
Acquisitions and contingent considerations (net of cash acquired)	(11,511)	(10,911)	(14,833)
Purchase of short-term investments	—	—	(7,500)
Purchase of company-owned life insurance investment	(2,000)	—	—
Proceeds from sale of property, plant and equipment	629	73	366

Net cash used in investing activities	(34,152)	(30,168)	(42,096)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	15,253	—
Repayments under revolving credit agreement	(15,253)	—	—
Repayment of term loan	(1,109)	(3,485)	(2,301)
Scheduled repayment of long-term debt	(2,828)	(3,590)	(3,186)
Increase in debt issue costs	—	—	(265)
Proceeds from issuance of Common Stock	2,756	661	1,625
Proceeds from line of credit	3,600	—	—
Series A Convertible Preferred Stock dividend payment	—	(416)	(1,665)

Net cash provided by (used in) financing activities	(12,834)	8,423	(5,792)

Increase in cash and cash equivalents	26,145	31,475	3,799
Cash and cash equivalents, at beginning of year	58,413	26,938	23,139

Cash and cash equivalents, at end of year	$84,558	$58,413	$26,938

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

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

        We have evaluated subsequent events for recognition or disclosure through March 3, 2010, which was the date we filed this Form 10-K with the SEC.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold—materials in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as a change in the sales mix or changes in the trend of purchases. Cost of goods sold—materials during the interim periods are reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. The Company recorded increases to inventory of $2.1 million, $0.8 million, and $4.2 million in conjunction with our physical inventory during fiscal years 2009, 2008, and 2007, respectively.

        For its distribution segment, a perpetual inventory is maintained. Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold—materials.

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

        Effective January 1, 2008, the Company adopted the authoritative guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings and are immaterial to the Company's financial statements.

        Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, noting no impact to the Company's consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following is a listing of the Company's assets measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 and 2008, respectively:

	2009				2008
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$78,590	$—	$—	$78,590	$53,962	$—	$—	$53,962
Auction Rate Securities	—	—	4,660	4,660	—	—	3,962	3,962
Rights on auction rate securities	—	—	315	315	—	—	1,006	1,006
Other Assets
Auction rate securities	—	—	1,387	1,387	—	—	1,503	1,503

	$78,590	$—	$6,362	$84,952	$53,962	$—	$6,471	$60,433

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$4,369	$—	$4,369	$—	$3,711	$—	$3,711
Other Liabilities
Interest rate swaps	—	887	—	887	—	3,526	—	3,526

	$—	$5,256	$—	$5,256	$—	$7,237	$—	$7,237

        During the years ended December 31, 2009 and 2008, assets and liabilities that were measured at fair value using level 3 inputs had the following activity:

	Auction Rate Securities	Rights	Total
For the year ended December 31, 2009
Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized losses
Included in earnings	(109)	(691)	(800)
Included in other comprehensive income	691	—	691
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	$6,047	$315	$6,362

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Auction Rate Securities	Rights	Total
For the year ended December 31, 2008
Balance as of December 31, 2007	$7,500	$—	$7,500
Total unrealized losses
Included in earnings	(1,038)	1,006	(32)
Included in other comprehensive income	(997)	—	(997)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2008	$5,465	$1,006	$6,471

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

        Our investments consist of two auction rate securities ("ARS") totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond—1998 ("Indiana ARS") and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes ("Primus ARS"). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. As of December 31, 2009, both investments failed at auction due to the absence of a market for the ARS. The Company's ARS are reported at fair value.

        The fair values of our ARS were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs are not observable in an active market, they are classified as Level 3 inputs under the fair value accounting rules discussed in the "Fair Value" section above. For the years ended December 31, 2009 and 2008, the Company recorded unrealized losses of $0.1 million and $1.0 million, respectively, related to the Primus ARS. These losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets. The unrealized losses recognized during the years ended December 31, 2009 and 2008, represent the change in fair value of the auction rate securities. The fair value of the Primus ARS of $1.4 million and $1.5 million as of December 31, 2009 and 2008, respectively, is classified as other long term assets. The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During the year ended December 31, 2009 authoritative guidance was issued to modify the other-than-temporary impairment ("OTTI") analysis for debt securities classified as available-for-sale or held-to-maturity. The revised guidance requires that each reporting period, the Company compare the present value of the cash flows expected to be collected from the security against the amortized cost basis, and identify the portion of the impairment loss representing a credit loss arising from an increase in the credit risk associated with the instrument. The guidance requires the credit loss to be recognized in earnings for debt securities where Companies does not intend to sell the debt security, and it is more likely than not, that the entity will be required to sell the debt security before the anticipated recovery of the amortized cost basis. In regards to the OTTI on the Primus ARS, a credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009. This credit loss reduces the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009 compared to the $2.5 million par value of the investment as of December 31, 2008.

        On November 4, 2008, the Company agreed to accept Auction Rate Security Rights ("the Rights") related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. The Company expects to exercise these Rights and put its auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights. By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities. An OTTI charge of approximately $1.0 million was recognized during the year ended December 31, 2008 due to the reclassification of the Indiana ARS from available for sale to trading securities. Recordation of the Rights asset resulted in a gain of $1.0 million during the year ended December 31, 2008. As of December 31, 2009, the Company determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million, while the fair values of the ARS and the Rights as of December 31, 2008 were $4.0 million and $1.0 million, respectively. The change in the fair value of the Rights and the ARS for the year ended December 31, 2009 are reflected as components of earnings.

Interest Rate Swaps

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate term loans were converted to a fixed rate of 5.4%. The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the year ended December 31, 2009. The interest rate swaps did not qualify for hedge accounting under the authoritative guidance for hedging and derivatives during the second quarter of 2009 due to changes in counterparty risk factors. As a result, the change in the fair value of the interest rate swap was recognized in earnings during the second quarter of 2009, resulting in the Company recording an unrealized gain of $0.2 million which is reflected in the Company's consolidated income statement for

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the year ended December 31, 2009. In the first, third, and fourth quarters of 2009, the Company's interest rate swaps qualified for hedge accounting, hence any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in those periods.

        Since their inception, the fair value of the interest rate swaps has declined $5.3 million. Of the decline, $4.8 million is related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company's consolidated balance sheets as of December 31, 2009. As of December 31, 2008, liabilities from the interest rate swaps were $7.2 million, with $3.7 million reported in accrued expenses, and the remainder reported in other liabilities. Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Fair Value of Financial Instruments

        The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2009, was $184.8 million, as compared to the carrying value of $175.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at December 31, 2009.

Revenue Recognition

        Revenues in our patient care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of orthotic and prosthetic devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenue at the patient-care centers segment is recorded net of all contractual adjustments and discounts. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of the Company's centralized, computerized billing system is designed to record revenue at net realizable value based on the Company's contract with the patient's insurance company. Updated billing information is received periodically from payors and is uploaded into the Company's centralized contract module and then disseminated, electronically, to all patient-care centers.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, with the exception of assets acquired through acquisitions, which are recorded at fair value. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Income

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Computers and software	5 years
Buildings	10 to 40 years
Assets under capital leases	Shorter of 10 years or term of lease
Leasehold improvements	Shorter of 10 years or term of lease

        Depreciation expense related to property, plant and equipment was approximately $15.0 million, $16.0 million, and $14.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        In accordance with the authoritative guidance for Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed computer software costs incurred during the application development stage. At December 31, 2009 and 2008, computers and software included capitalized computer software currently under development of $2.2 million and $1.0 million, respectively.

Repairs and Maintenance

        Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2009, 2008, and 2007, the Company incurred $1.3 million, $1.4 million, and $1.7 million, respectively, in repairs and maintenance costs.

Goodwill and Other Intangible Assets

        The authoritative guidance for Accounting for Goodwill and Other Intangible Assets requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually (the Company has selected October 1 as its annual test date). The Company evaluated its intangible assets, other than goodwill, and determined that all such assets have determinable lives. Refer to Note D for further discussion.

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

        Amortization expense related to definite-lived intangible assets for the years ended December 31, 2009, 2008, and 2007, was $1.3 million, $1.1 million, and $0.9 million, respectively. Estimated aggregate

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortization expense for definite-lived intangible assets for each of the five years ending December 31, 2014 and thereafter is as follows:

(In thousands)
2010	$1,248
2011	811
2012	811
2013	811
2014	793
Thereafter	3,042

$7,516

Debt Issuance Costs

        Debt issuance costs incurred in connection with the Company's long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Income Statements.

Long-Lived Asset Impairment

        The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow value is less than the asset's carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There are no long-lived asset impairments for the year ended December 31, 2009 or 2008.

Supplemental Executive Retirement Plan

        Expense and liability balances associated with the Company's Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note L for further discussion.

Marketing

        Marketing costs, including advertising, are expensed as incurred. The Company incurred $3.5 million, $4.7 million, and $4.6 million in marketing costs during the years ended December 31, 2009, 2008, and 2007, respectively.

Income Taxes

        The Company adopted the authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. As a result of adoption, the Company recognized a decrease of approximately

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

$0.2 million to the January 1, 2007 retained earnings balance. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years.

Stock-Based Compensation

General

        The Company issues options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors. At December 31, 2009, 4.7 million shares of common stock were authorized for issuance under the Company's share-based compensation plans. Shares of common stock issued under the share-based compensation plans are issued from the Company's authorized, but unissued shares. Stock option and restricted share awards are granted at the fair market value of the Company's common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

        The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all share-based payments at fair value.

        The Company adopted the authoritative guidance using the modified prospective method. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of the authoritative guidance is calculated in accordance with the authoritative guidance and recognized in the consolidated income statements over the requisite remaining service period; compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance. For the years ended December 31, 2009, 2008, and 2007, the Company recognized $7.4 million, $4.7 million, and $3.3 million, respectively, in compensation expense.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Guidance

        In August 2009, the FASB issued additional authoritative guidance for measuring the fair value of liabilities, including clarification for circumstances whereby a quoted price in an active market for an identical liability is not available. The additional authoritative guidance was effective for the year ending December 31, 2009, and adoption did not have a material impact on the Company's consolidated financial statements.

NOTE C—SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

        The supplemental disclosure requirements for the statements of cash flows are as follows:

(In thousands)	2009	2008	2007
Cash paid during the period for:
Interest	$29,497	$31,339	$36,312
Income taxes	18,096	17,520	11,518
Non-cash financing and investing activities:
Non-cash accelerated dividends on preferred stock	$—	$5,254	$—
Conversion of Series A Convertible Preferred Stock	—	52,908
Purchase of property, plant, and equipment	7,468	2,240	2,202
Unrealized gain (loss) on auction rate securities	410	(598)	—
Unrealized gain (loss) on interest rate swaps	1,031	(3,899)	—
Issuance of notes in connection with acquisitions	3,741	3,256	5,755
Issuance of restricted shares of common stock	2,058	9,192	14,630

NOTE D—GOODWILL

        The Company completed its annual goodwill impairment analysis in October 2009 and 2008, which did not result in an impairment. In completing the analysis, the Company determined that it had two reporting units with goodwill to be evaluated, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company's reporting units was primarily determined based on the income approach and considered the market and cost approach.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—GOODWILL (Continued)

        The activity related to goodwill for the two years ended December 31, is as follows:

	Patient-Care Centers			Distribution
(In thousands)	Goodwill	Accumulated Impairment Losses	Net	Goodwill	Total
Balance at December 31, 2007
Goodwill	$466,982	$(45,808)	$421,174	$38,388	$459,562
Additions due to acquisitions	9,477	—	9,477	—	9,477
Additions due to contingent consideration	1,372	—	1,372	—	1,372

Balance at December 31, 2008	477,831	(45,808)	432,023	38,388	470,411
Additions due to acquisitions	13,188	—	13,188	—	13,188
Additions due to contingent consideration	823	—	823	—	823

Balance at December 31, 2009	491,842	(45,808)	446,034	38,388	484,422

NOTE E—INVENTORY

        Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

(In thousands)	2009	2008
Raw materials	$34,157	$31,021
Work in process	38,814	35,808
Finished goods	18,318	19,131

	$91,289	$85,960

NOTE F—ACQUISITIONS

        Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

        During the year ended December 31, 2009, the Company acquired 23 patient care centers and one fabrication facility for an aggregate purchase price of $16.6 million, consisting of $10.9 million in cash, $3.0 million in promissory notes, and $2.7 million in contingent considerations payable within the next two years. Contingent consideration is reported as other liabilities on the Company's consolidated balance sheet. The Company recorded approximately $11.3 million of goodwill and incurred approximately $0.2 million of transaction costs related to these acquisitions. The results of operations for these acquisitions are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACQUISITIONS (Continued)

        During 2008 and 2007, the Company acquired thirteen and seven orthotic and prosthetic companies and related businesses, respectively. The aggregate purchase price, excluding potential contingent consideration provisions, for 2008 acquisitions was $13.5 million, consisting of $9.6 million in cash, $3.7 million in promissory notes, and $0.2 million in contingent consideration. In 2007, the Company also acquired certain assets of SureFit LLC, a manufacturer and distributor of custom footwear. The aggregate purchase price, excluding potential contingent consideration provisions, for 2007 acquisitions was $20.1 million, consisting of $14.3 million in cash, and $5.8 million in promissory notes.

        In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $1.5 million, $1.1 million, and $0.2 million during the years ended December 31, 2009, 2008, and 2007, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay up to a total of $5.2 million related to contingent consideration provisions of acquisitions in future periods.

NOTE G—LONG-TERM DEBT

        Long-term debt as of December 31 was as follows:

(In thousands)	2009	2008
Revolving Credit Facility	$—	$15,253
Line of Credit	3,628	—
Term Loan	221,956	223,064
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 5.00% to 7.25%, maturing through December 2014	9,888	9,007

	410,472	422,324
Less current portion	(8,835)	(3,794)

	$401,637	$418,530

Revolving Credit Facility

        The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company's option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company's subsidiaries and are collateralized by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year. As of December 31, 2009, the Company was in compliance with all such covenants.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

        In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility. As anticipated, Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman Brothers Holdings, Inc. ("Lehman"), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008. LCPI's total commitment was $17.8 million of our total $75.0 million dollar facility. On July 15, 2009, the Company repaid the outstanding balance on the Revolving Credit Facility.

        On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted LCPI commitment under the Revolving Credit Facility. LCPI's remaining commitment under default is $7.8 million of our total $75.0 million dollar facility. As of December 31, 2009, the Company had $63.9 million available under the revolving credit facility, net of LCPI's $7.8 remaining defaulted million commitment and $3.3 million of outstanding letters of credit.

Line of Credit

        On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement. The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value. As of December 31, 2009, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement. The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

        The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement. The obligations under the Term Loan are guaranteed by the Company's subsidiaries and are collateralized by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets and all the assets of the Company's subsidiaries. The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility. As of December 31, 2009, the Company was in compliance with all such covenants. The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%. As of December 31, 2009, the Term Loan bears interest, at the Company's option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%. At December 31, 2009, the interest rate on the Term Loan was 2.24%.

10 1/4% Senior Notes

        The 10 1/4% Senior Notes, entered into on May 26, 2006, mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company's current and future domestic subsidiaries. Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006.

        On or prior to June 1, 2009, the Company could have redeemed up to 35% of the aggregate principal amount of the notes at a redemption price of 110.250% of the principal amount thereof, plus

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

accrued and unpaid interest and additional interest, if any, with the net cash proceeds of an equity offering; provided that (i) at least 65% of the aggregate principal amount of the notes remained outstanding immediately after the redemption (excluding notes held by the Company and its subsidiaries); and (ii) the redemption occurred within 90 days of the date of the closing of the equity offering.

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

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At December 31, 2009 and 2008, the Company was in compliance with all covenants under these debt agreements.

        Maturities of long-term debt at December 31, 2009 are as follows:

(In thousands)
2010	$8,835
2011	5,324
2012	5,221
2013	215,985
2014	175,107
Thereafter	—

$410,472

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

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

        The Company is in a highly regulated industry and receives regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to the Company's billing activities. To date these inquiries have not resulted in material liabilities, but no assurance can be given that future regulatory agencies' inquiries will be consistent with the results to date or that any

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

discrepancies identified during a regulatory review will not have a material adverse effect on the Company's consolidated financial statements.

        The United States Attorney's Office for the Eastern District of New York (the "US Attorney's Office") initiated an investigation in June 2004 regarding allegations of billing discrepancies at the Company's West Hempstead, New York patient-care center. Based upon communications with the US Attorney's Office, it is the Company's understanding that the US Attorney's Office will not file any criminal charges or pursue any False Claims Act remedies against the Company related to the alleged billing discrepancies.

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

NOTE J—NET INCOME PER COMMON SHARE

        Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—NET INCOME PER COMMON SHARE (Continued)

weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and restricted shares and are calculated using the treasury stock method.

In thousands, except share and per share data)	2009	2008	2007
Net income	$36,093	$26,746	$19,267
Less preferred stock dividends declared-Series A Convertible Preferred Stock(1)	—	5,670	1,665

Net income applicable to common stock	$36,093	$21,076	$17,602

Shares of common stock outstanding used to compute basic per common share amounts	31,383,895	25,930,096	22,475,513
Effect of dilutive restricted stock and options	684,430	1,160,721	1,167,751
Effect of dilutive convertible preferrred stock	—	—	6,613,757

Shares used to compute diluted per common share amounts(2)	32,068,325	27,090,817	30,257,021

Basic income per share applicable to common stock	$1.15	$0.81	$0.78
Diluted income per share applicable to common stock	1.13	0.78	0.64

(1)
For 2008, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive.

(2)
For 2009, 2008 and 2007, options to purchase 605,728; 570,727; and 1,059,565 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the year.

NOTE K—INCOME TAXES

        The provision for income taxes is as follows:

(In thousands)	2009	2008	2007
Current:
Federal	$18,470	$14,124	$10,371
State	4,357	3,115	2,131

Total Current	22,827	17,239	12,502

Deferred:
Federal	1,073	(58)	(644)
State	1	514	(132)

Total Deferred	1,074	456	(776)

Provision for income taxes	$23,901	$17,695	$11,726

        Through December 31, 2009, the Company continues not to provide deferred taxes on foreign earnings, as such earnings are intended to be indefinitely reinvested outside the United States.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES (Continued)

        A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from:
State income taxes (net of federal effect)	3.7	5.3	6.5
Permanent adjustments	(0.4)	0.7	(0.6)
Adjustment to prior year's taxes	1.5	0.3	(3.2)
Adjustments to uncertain tax positions	—	(1.5)	0.1

Provision for income taxes	39.8%	39.8%	37.8%

        The Company has accumulated state net operating losses as of December 31, 2009 totaling $225.1 million; the Company anticipates utilizing $34.5 million in years 2010 through 2029. The state operating loss carryforwards without a valuation allowance expire in varying amounts between years 2010 and 2029. The following table summarizes the state net operating loss activity for the years ended December 31:

(In thousands)	2009	2008
State net operating losses, at beginning of year	$229,891	$237,283
Net operating losses generated	576	4,890

Total net operating losses available	230,467	242,173
Expired net operating losses	(2,653)	(2,818)
Net operating losses utilized	(2,672)	(9,464)

State net operating losses, at end of year	$225,142	$229,891

        The following table summarizes the activity in state net operating losses, for which valuation allowances have been established, for the years ended December 31:

(In thousands)	2009	2008
Beginning of year	$192,126	$189,623
Net operating loss utilized	(312)	(1,343)
Valuation allowance increase (reduction)	(1,227)	3,846

End of year	$190,587	$192,126

        The valuation allowance reduction in 2009 was due to a release of valuation allowance against deferred tax assets that were determined to have become realizable. The net valuation allowance increase in 2008 was due to the recording of new valuation allowances against deferred tax assets that were determined to have become unlikely to be realizable less the release of other valuation allowance against other deferred tax assets that were determined to have become realizable.

        In addition to valuation allowances reported for net operating losses, there were $1.2 and $1.0 million of valuation allowances reported for other state net deferred tax assets as of December 31, 2009 and 2008, respectively.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES (Continued)

        The Company's management believes that it is more likely than not that the majority of the deferred tax assets will be realized. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2009	2008
Deferred tax liabilities:
Goodwill amortization	$47,527	$41,832
Patent amortization	59	355

	47,586	42,187

Deferred tax assets:
State net operating loss	12,038	11,990
Accrued expenses	5,712	5,272
Property, plant and equipment	1,091	968
Deferred benefit plan compensation	5,918	4,527
Accrued vacation	996	969
Provision for bad debt allowance	3,991	2,255
Inventory capitalization and reserves	1,938	1,801
Investments in debt and equity securities	2,294	3,311
Restricted stock	963	823
Other	1,198	695

	36,139	32,611

Valuation allowance on NOL	(11,359)	(11,278)

	24,780	21,333

Net deferred tax liabilities	$22,806	$20,854

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

        As discussed in Note B, the Company adopted the authoritative guidance for accounting for uncertainty in income taxes as of January 1, 2007. As of the adoption date, the Company had tax effected unrecognized tax benefits of $3.3 million of which $1.1 million, if recognized, would affect the effective tax rate. Over the next 12 months, the Company may recognize gross tax effected unrecognized tax benefits of up to $1.4 million, of which $0.8 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In thousands)	2009	2008	2007
Unrecognized tax benefits, at beginning of the year	1,789	5,749	5,861
Additions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(112)
Reduction for lapse of applicable statute of limitations	(80)	(3,960)	—

Unrecognized tax benefits, at end of the year	$1,709	$1,789	$5,749

        As of the January 1, 2007 adoption date, the Company had accrued interest expense and penalties related to the unrecognized tax benefits of $0.4 million and $0.4 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Reduction in accrued interest and penalties resulting from statute of limitation releases, net of additional accruals of interest and penalties, for the year ended December 31, 2008 was $0.7 million. Total penalties and interest accrued as of December 31, 2009 and 2008, were $0.1 million.

        The Company is subject to income tax in U.S. federal, state and local jurisdictions and is subject to examination by federal, state, and local authorities. The Company is no longer subject to US Federal income tax examinations for years before 2006 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

NOTE L—EMPLOYEE BENEFITS

Savings Plan

        The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company recorded matching contributions of $3.2 million, $2.8 million, and $2.5 million, respectively, of contributions under this plan during 2009, 2008 and 2007, respectively.

Deferred Compensation

        In conjunction with the acquisition of J.E. Hanger, Inc. of Georgia ("JEH") in 1996, the Company assumed the unfunded deferred compensation plan that had been established for certain key JEH officers. The plan provides for benefits ratably over the period of active employment from the time the contract is entered into to the time the participant retires. Participation was determined by JEH's Board of Directors. The Company purchased individual life insurance contracts with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The liability related to the deferred compensation arrangements amounted to approximately $0.4 million and $0.3 million at December 31, 2009 and 2008, respectively.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—EMPLOYEE BENEFITS (Continued)

Supplemental Executive Retirement Plan

        Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, and have utilized the actuarial calculation as a basis for our benefit obligation liability. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

        The Plan's net benefit cost is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2006	$5,851
Service cost	2,082
Interest cost	336

Benefit obligation at December 31, 2007	8,269
Service cost	2,221
Interest cost	518

Benefit obligation at December 31, 2008	11,008
Service cost	2,435
Interest cost	695

Benefit obligation at December 31, 2009	$14,138

Unfunded status	$14,138
Unamortized net (gain) loss	—

Net amount recognized	$14,138

Amounts Recognized in the Consolidated Balance Sheet
Non-Current Accrued liabilities	$14,138

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2009	2008
Discount rate	5.50%	6.25%
Average rate of increase in compensation	3.25%	3.25%

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—EMPLOYEE BENEFITS (Continued)

        At December 31, 2009, the estimated accumulated benefit obligation is $14.1 million. Future payments under the Plan are as follows:

(In thousands)
2010	—
2011	1,037
2012	1,218
2013	1,218
2014	1,548
Thereafter	8,477

$13,498

NOTE M—STOCK-BASED COMPENSATION

Employee Plans

        Under the Company's 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant. In 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. In May 2006, an additional 2.7 million shares of common stock were authorized for issuance. In May 2007, the Company's shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company's current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan. The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards ("Incentive Awards") and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan. In August 2007, 205,000 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted shares to be released under this grant was dependent on the diluted EPS for the twelve month period from July 1, 2007 through June 30, 2008. The target EPS for this period was met, therefore, 100% of the performance-based restricted shares were released based on the four year vesting period. In November 2008, 165,490 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

shares to be released under this grant was dependent on the diluted EPS for the twelve month period from October 1, 2008 through September 30, 2009. The target EPS for this period was met, therefore, 120% of the performance-based restricted shares were released based on the four year vesting period.

        During 2009 and 2008, no options were cancelled under the 2002 Stock Incentive and Bonus Plan. During 2007, options for 4,000 shares were cancelled under the 2002 Stock Incentive and Bonus Plan. At December 31, 2009, 865,991 shares of common stock were available for issuance.

Director Plans

        During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company, respectively, approved the 2003 Non-Employee Directors' Stock Incentive Plan ("2003 Directors' Plan") which replaced the Company's 1993 Non-Employee Director Stock Option Plan ("Director Plan"). The 2003 Directors' Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors' Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares of common stock rather than cash. Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant. Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant. In May 2007, the Company's shareholders further approved an amendment to the 2003 Directors' Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director. The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year. The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year. The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors' Plan. There were no 2003 Directors' Plan option cancellations during 2009, 2008 and 2007. At December 31, 2009, 70,927 shares of common stock were available for issuance.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

Restricted Shares of Common Stock

        A summary of the activity of restricted shares of common stock for the year ended December 31, 2009 is as follows:

	Employee Plans		Director Plans
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	993,375	$7.91	79,135	$7.52
Granted	814,000	9.51	70,200	11.38
Vested	(295,188)	8.48	(26,379)	7.52
Forfeited	(41,500)	8.27	—	—

Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73
Granted	567,850	16.18	66,742	12.59
Vested	(453,247)	8.46	(49,778)	9.34
Forfeited	(28,250)	8.84	—	—

Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23
Granted	40,778	16.07	70,696	14.06
Vested	(587,657)	10.42	(81,493)	10.55
Forfeited	(23,700)	11.05	—	—

Nonvested at December 31, 2009	986,461	$12.29	129,123	$13.21

        During the years ended December 31, 2009 and 2008, 669,150 and 503,025 restricted shares of common stock with an intrinsic value of $7.0 million and $4.3 million, respectively, became fully vested. As of December 31, 2009, total unrecognized compensation cost related to restricted shares of common stock was approximately $11.6 million and the related weighted-average period over which it is expected to be recognized is approximately two years. The aggregate granted shares have vesting dates through June 2013. The 2009 grant was $1.1 million at the date of grant which is amortized to expense ratably over the vesting period of granted shares.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

Options

        The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,388,983	$10.70	188,411	$10.04	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(514,250)	14.31	—	—	—	—
Exercised	(364,084)	3.91	(35,298)	5.68	—	—

Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95

Granted	—	—	—	—	—	—
Terminated	(193,914)	15.24	(10,000)	18.63	—	—
Exercised	(222,785)	3.04	(7,649)	2.83	—	—

Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95

Granted	—	—	—	—	—	—
Terminated	(20,658)	5.48	(5,000)	14.00	—	—
Exercised	(308,960)	8.16	(35,000)	6.68	—	—

Outstanding at December 31, 2009	764,332	$13.74	95,464	$11.46	406,000	$5.95

Aggregate intrinsic value at December 31, 2009	$10,505,152		$1,094,495		$2,415,000
Weighted average remaining contractual term (years)	3.2		4.1		0.3

        The intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $2.8 million and $0.7 million, respectively. Options exercisable under the Company's share-based compensation plans at December 31, 2009 and 2008 were 1.3 million and 1.6 million shares, respectively, with a weighted average exercise price of $11.07 and $12.76, an average remaining contractual term of 2.3 and 2.7 years, and an aggregate intrinsic value of $14.0 million and $17.0 million as of December 31, 2009 and 2008. Cash received by the Company related to the exercise of options during the years ended December 31, 2009 and 2008 amounted to $3.0 million and $0.3 million. As of December 31, 2009 and 2008, there is no unrecognized compensation cost related to stock option awards.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—STOCK-BASED COMPENSATION (Continued)

Options

        The summary of the options exercisable is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2009	764,332	95,464	406,000
2008	1,093,950	135,464	406,000
2007	1,510,649	139,475	406,000

        Information concerning outstanding and exercisable options as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number of Options or Awards	Remaining Life (Years)	Exercise Price	Number of Options or Awards	Weighted Average Exercise Price
$ 4.63 to $ 6.02	435,463	0.6	$5.90	435,463	$5.90
8.08 to 12.10	124,605	4.7	8.72	124,605	8.72
13.50 to 16.75	705,728	3.0	14.68	705,728	14.68

	1,265,796	2.3	$11.07	1,265,796	$11.07

NOTE N—LEASES

Operating Leases

        The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. The Company recognizes rent expense on a straight-line basis for leases with escalation clauses. Certain of these leases also contain renewal options. Rent expense was approximately $39.3 million, $35.4 million, and $33.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively. Sublease rental income of $0.3 million, $0.4 million, and $0.4 million, for the years ended December 31, 2009, 2008, and 2007, respectively, was netted against rent expense. The Company estimates it will receive approximately $0.3 million of sublease rent income in the future.

        Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2009 are as follows:

(In thousands)
2010	$38,081
2011	32,312
2012	25,769
2013	18,282
2014	12,004
Thereafter	9,305

$135,753

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—RELATED PARTY TRANSACTIONS

        The firm of Foley & Lardner LLP serves as the Company's outside general counsel. The Company's Chairman is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $2.7 million, $3.0 million, and $3.0 million for the years ended 2009, 2008 and 2007, respectively, which amounted to less than two-thirds of one percent of that firm's annual revenues for each such year. At December 31, 2009 and 2008, the Company had $0.1 and $0.4 million payable to Foley & Lardner LLP, respectively.

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

        Other—This consists of Hanger corporate, IN, Inc. and Linkia. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

(In thousands)	Patient-Care Services	Distribution	Other	Consolidating Adjustments	Total
2009
Net sales
Customers	$670,458	$88,043	$1,569	$—	$760,070
Intersegments	—	155,017	2,782	(157,799)	—
Depreciation and amortization	10,288	893	5,138	—	16,319
Income from operations	125,185	25,634	(60,467)	168	90,520
Interest (income) expense	28,470	3,443	(1,220)	—	30,693
Income (loss) before taxes and extraordinary items	96,715	22,191	(59,080)	168	59,994
Total assets	821,988	119,989	(66,941)	—	875,036
Capital expenditures	14,704	794	5,772	—	21,270
2008
Net sales
Customers	$619,977	$80,707	$2,445	$—	$703,129
Intersegments	—	136,679	3,264	(139,943)	—
Depreciation and amortization	11,855	735	4,593	—	17,183
Income from operations	103,957	23,423	(50,427)	775	77,728
Interest (income) expense	(6,484)	7,086	31,947	—	32,549
Income (loss) before taxes and extraordinary items	96,715	22,191	(83,112)	168	35,962
Total assets	707,635	91,948	14,167		813,750
Capital expenditures	11,175	505	7,650		19,330
2007
Net sales
Customers	$571,676	$64,440	$1,234	$—	$637,350
Intersegments	—	124,757	783	(125,540)	—
Depreciation and amortization	12,138	490	3,248	—	15,876
Income from operations	97,404	19,235	(50,593)	1,934	67,980
Interest (income) expense	(6,526)	7,001	36,512	—	36,987
Income (loss) before taxes and extraordinary items	103,930	12,234	(87,105)	1,934	30,993
Total assets	729,904	75,087	(45,308)	—	759,683
Capital expenditures	10,972	918	8,239	—	20,129

        The Company's foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2009, 2008, or 2007.

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2009	Allowance for doubtful accounts	$6,099	$16,128	$11,701	$10,526
	Inventory reserves	283	315	145	453
2008	Allowance for doubtful accounts	$3,965	$15,906	$13,772	$6,099
	Inventory reserves	165	241	123	283
2007	Allowance for doubtful accounts	$3,369	$15,774	$15,178	$3,965
	Inventory reserves	123	94	52	165

Year	Classification	Balance at beginning of year	Generated	Utilized/Released	Expired	Balance at end of year
(In thousands)
2009	Net Operating Loss	$11,990	$63	$—	$15	$12,038
	Valuation Allowance	11,278	386	305	—	11,359
2008	Net Operating Loss	$12,255	$247	$432	$80	$11,990
	Valuation Allowance	10,813	844	367	12	11,278
2007	Net Operating Loss	$18,668	$632	$1,188	$5,857	$12,255
	Valuation Allowance	13,448	956	3,591	—	10,813

S-1

EXHIBIT INDEX

Exhibit No.	Document
3(a)	Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
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
3(f)	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10(a)
Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
10(b)
Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).
10(c)
Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005).
10(d)	Amended and Supplemental Executive Retirement Plan, dated January 1, 2005.*
10(e)
Purchase Agreement, dated as of May 23, 2006, between the Registrant and the Initial Purchasers named in Schedule I thereto relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(f)
Indenture, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and Wilmington Trust Company, as trustee, relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).

Exhibit No.	Document
10(g)	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant, the Registrant's subsidiaries signatory thereto and the initial purchasers named therein relating to the Registrant's 10 1/4% Senior Notes due 2014. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 30, 2006).
10(h)
Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(i)
Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(j)
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
10(k)
Guarantee and Collateral Agreement, dated as of May 26, 2006, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Citicorp North America, Inc., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10(l)
Assignment and Acceptance dated October 23, 2009 related to Credit Agreement, dated as of May 26, 2006, among the Registrant, the Several Lenders identified therein, Lehman Commercial Paper Inc., as Assignor and Barclays Bank PLC, as Assignee, Citicorp North America, Inc., as Administrative Agent and Swing Line Lender, and Bank of America, N.A., as successor by merger to LaSalle Bank National Association as LC Issuing Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10(m)
First Amendment to Credit Agreement, by and among the Registrant, the Lenders party thereto and Citicorp North America, Inc., dated as of March 12, 2007. (Incorporated herein by reference to Exhibit 10 (cc) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
10(n)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between and Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(o)
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(p)
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

Exhibit No.	Document
10(q)	Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10(r)
Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*
10(s)
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*
10(t)
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).
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