Form 10-Q
period 2010-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2010-05-05
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, 31,978,082 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$64,066	$84,558
Short-term investments	4,976	4,976
Accounts receivable, less allowance for doubtful accounts of $11,502 and $10,526 in 2010 and 2009, respectively	99,255	105,480
Inventories	93,136	91,289
Prepaid expenses, other assets, and income taxes receivable	16,385	8,380
Deferred income taxes	14,351	15,167
Total current assets	292,169	309,850

PROPERTY, PLANT AND EQUIPMENT
Land	864	864
Buildings	4,616	4,599
Furniture and fixtures	14,193	14,007
Machinery and equipment	48,208	45,803
Leasehold improvements	53,303	52,174
Computer and software	60,934	59,980
Total property, plant and equipment, gross	182,118	177,427
Less accumulated depreciation	118,908	115,116
Total property, plant and equipment, net	63,210	62,311

INTANGIBLE ASSETS
Goodwill	484,868	484,422
Patents and other intangible assets, net	7,136	7,516
Total intangible assets, net	492,004	491,938

OTHER ASSETS
Debt issuance costs, net	5,205	5,660
Other assets	5,402	5,277
Total other assets	10,607	10,937

TOTAL ASSETS	$857,990	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$8,602	$8,835
Accounts payable	21,100	27,552
Accrued expenses	17,770	19,223
Accrued interest payable	6,340	1,776
Accrued compensation related costs	15,115	35,800
Total current liabilities	68,927	93,186

LONG-TERM LIABILITIES
Long-term debt, less current portion	400,160	401,637
Deferred income taxes	39,522	37,973
Other liabilities	25,121	26,347
Total liabilities	533,730	559,143

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 33,551,329 shares and 32,992,674 shares issued in 2010 and 2009, respectively	336	330
Additional paid-in capital	237,123	233,111
Accumulated other comprehensive loss	(2,709)	(3,056)
Retained earnings	90,166	86,164
	324,916	316,549
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	324,260	315,893

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$857,990	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$178,316	$169,146
Cost of goods sold - materials	53,650	51,049
Personnel costs	68,769	64,059
Other operating expenses	35,315	34,451
Relocation expenses	2,059	—
Depreciation and amortization	4,311	4,456
Income from operations	14,212	15,131

Interest expense	7,542	7,607
Income before taxes	6,670	7,524

Provision for income taxes	2,668	3,009
Net income	$4,002	$4,515

Basic Per Common Share Data
Net income	$0.13	$0.15
Shares used to compute basic per common share amounts	31,881,750	30,926,725

Diluted Per Common Share Data
Net income	$0.12	$0.14
Shares used to compute diluted per common share amounts	32,926,033	31,955,851

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$4,002	$4,515
Adjustments to reconcile net income to net cash provided by operating activities:

(Gain) loss on disposal of assets	27	(124)
Provision for bad debts	3,599	3,785
Provision for deferred income taxes	2,132	213
Depreciation and amortization	4,311	4,456
Amortization of debt issuance costs	455	455
Compensation expense on stock options and restricted stock	1,916	1,751
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	2,626	294
Inventories	(1,847)	(1,013)
Prepaid expenses, other current assets, and income taxes receivable	(8,004)	(1,959)
Other assets	(148)	35
Accounts payable	(3,942)	(4,957)
Accrued expenses and accrued interest payable	3,252	4,956
Accrued compensation related costs	(20,684)	(17,176)
Other liabilities	232	1,053
Net cash used in operating activities	(12,073)	(3,716)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(7,914)	(2,827)
Acquisitions and contingent purchase price (net of cash acquired)	(1,185)	(2,083)
Proceeds from sale of property, plant and equipment	2	303
Net cash used in investing activities	(9,097)	(4,607)

Cash flows from financing activities:
Repayment of term loan	(580)	—
Repayment of long-term debt	(688)	(540)
Proceeds from issuance of common stock	1,946	2,383
Net cash provided by financing activities	678	1,843

Decrease in cash and cash equivalents	(20,492)	(6,480)
Cash and cash equivalents, at beginning of period	84,558	58,413
Cash and cash equivalents, at end of period	$64,066	$51,933

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009, filed by the Company with the SEC.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method.  For its patient-care centers segment, the Company calculates cost of goods sold-materials in accordance with the gross profit method for all reporting periods.  The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as a change in the sales mix or changes in the trend of purchases.  Cost of goods sold-materials during the interim periods are reconciled and adjusted when the annual physical inventory is taken.  The Company treats these adjustments as changes in accounting estimates.

For its distribution segment, a perpetual inventory is maintained.  Management adjusts the reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price.  Shipping and handling activities are reported as part of cost of goods sold-materials.

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of March 31, 2010, there has been no impact to the Company’s consolidated financial statements related to

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

The following is a listing of the Company’s assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010 (unaudited)				December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities
Money market funds	$54,293	$—	$—	$54,293	$78,590	$—	$—	$78,590

Trading Securities
Auction Rate Securities	—	—	4,657	4,657	—	—	4,660	4,660
Rights on auction rate securities	—	—	319	319	—	—	315	315

Available-for-sale debt securities
Auction rate securities	—	—	1,387	1,387	—	—	1,387	1,387

	$54,293	$—	$6,363	$60,656	$78,590	$—	$6,362	$84,952

(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$4,677	$—	$4,677	$—	$5,256	$—	$5,256

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

During the three months ended March 31, 2010 and, 2009, assets and liabilities that were measured at fair value using Level 3 inputs had the following activity:

For the three months ended March 31, 2010	Auction Rate Securities	Rights	Total
Balance as of December 31, 2009	$6,047	$315	$6,362
Total unrealized losses	—	—	—
Included in earnings	(3)	4	1
Included in accumulated other comprehensive loss	—	—	—
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of March 31, 2010 (unaudited)	—	—	—
	$6,044	$319	$6,363

For the three months ended March 31, 2009	Auction Rate Securities	Rights	Total
Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized losses
Included in earnings	277	(269)	8
Included in accumulated other comprehensive loss	77	—	77
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of March 31, 2009 (unaudited)	$5,819	$737	$6,556

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

Our investments consist of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of March 31,

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

2010, both investments failed at auction due to the absence of a market for the ARS.  The Company’s ARS are reported at fair value.

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

The Company recorded no unrealized losses and approximately $0.1 million in unrealized gains, respectively, related to the Primus ARS for the three months ended March 31, 2010 and 2009. These gains and losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets.  The fair value of the Primus ARS of $1.4 million as of March 31, 2010 and December 31, 2009, is classified as other long term assets.  The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

During the year ended December 31, 2009 authoritative guidance was issued to modify the other-than-temporary impairment (“OTTI”) analysis for debt securities classified as available-for-sale or held-to-maturity.  The revised guidance requires that each reporting period, the Company compare the present value of the cash flows expected to be collected from the security against the amortized cost basis, and identify the portion of the impairment loss representing a credit loss arising from an increase in the credit risk associated with the instrument.  The guidance requires the credit loss to be recognized in earnings for debt securities where companies do not intend to sell the debt security, and it is more likely than not, that the entity will be required to sell the debt security before the anticipated recovery of the amortized cost basis.  In regards to the OTTI on the Primus ARS, a credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009.  This credit loss reduced the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

As of March 31, 2010 and December 31, 2009, the Company determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million. The change in the fair value of the Rights and the ARS for the three months ended March 31, 2010 are reflected as components of earnings.

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

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three months ended March 31, 2010 and December 31, 2009.  There was no ineffectiveness for the three months ended March 31, 2010 and December 31, 2009.  The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in that period.

Since their inception, the fair value of the interest rate swaps has declined $4.7 million. Of the decline, $4.2 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s consolidated balance sheet as of March 31, 2010.  As of December 31, 2009, liabilities from the interest rate swap were $5.3 million, with $4.4 million reported in accrued expenses, with the remainder reported in other liabilities.  Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.  The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Senior Notes, at March 31, 2010, was $184.8 million, as compared to the carrying value of $175.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at March 31, 2010.

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

Revenue at the patient-care centers segment is recorded net of all contractual adjustments and discounts.  The Company employs a systematic process to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis.  The contracting module of our centralized, computerized billing system is designed to record revenue at net realizable value based on our contract with the patient’s insurance company.  Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated, electronically, to all patient-care centers.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

Stock-Based Compensation

The Company has issued options and restricted shares of common stock under two active share-based compensation plans, one for employees and the other for the Board of Directors.  At March 31, 2010, 4.7 million shares of common stock were authorized for issuance under the Company’s share-based compensation plans.  Shares of common stock issued under the share-based compensation plans are issued from the Company’s authorized, but unissued shares.  Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date immediately preceding the date of grant.  Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years.  Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all share-based payments at fair value.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The Company adopted the authoritative guidance using the modified prospective method.  Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of the authoritative guidance is calculated in accordance with the authoritative guidance and recognized in the consolidated statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance.  For the three months ended March 31, 2010 and 2009, the Company recognized $1.9 million and $1.8 million, respectively, in compensation expense.

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

Income Taxes

The Company applies the authoritative guidance for accounting for uncertainty in income taxes.  Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $1.2 million, of which $0.5 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.  Total penalties and interest accrued as of March 31, 2010 is $0.1 million.  The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions.  The Company is no longer subject to US Federal income tax examinations for years before 2006 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance

In January 2010, the FASB issued additional authoritative guidance for fair value measurements and disclosures.  This includes the disclosure of significant transfers in and out of Level 1 and 2 measurements and describing the reasons for the transfers, reporting of information separately for purchases, sales, issuances, and settlements within Level 3 measurements, level of disaggregation, and input and valuation techniques.  The additional authoritative guidance, except for the reporting of information within Level 3 measurements was effective January 1, 2010.  The adoption of the additional guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.  The additional authoritative guidance for the reporting of activity for purchases, sales, issuances, and settlements within Level 3 measurements is effective January 1, 2011 The Company believes the impact of the additional authoritative guidance for fair value measurements and disclosures for Level 3 measurements will not have a material impact on the Company’s consolidated financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$2,534	$2,843
Income taxes	3,351	1,438

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	4,413	—
Unrealized gain on auction rate securities	—	46
Unrealized gain on interest rate swaps	348	—
Issuance of notes in connection with acquistions	—	1,150
Issuance of restricted shares of common stock	7,837	554

NOTE D — ACQUISITIONS

Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

During the three months ended March 31, 2010, the Company did not acquire any new patient care centers.  During the three months ended March 31, 2009 the Company acquired one patient care center for an aggregate purchase price of $3.5 million, consisting of $2.0 million in cash, $0.8 million in promissory notes, and $0.9 million in contingent consideration payable within the next three years. The Company recorded approximately $3.3 million of goodwill and incurred

NOTE D — ACQUISITIONS (CONTINUED)

approximately $0.1 million of transaction costs related to this acquisition.  The results of operations for this acquisition are included in the Company’s results of operations from the date of acquisition.  Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $0.8 million and $0.6 million during the three months ended March 31, 2010 and 2009, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill.  The Company estimates that it may pay up to a total of $4.4 million related to contingent consideration provisions of acquisitions in future periods.

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

The activity related to goodwill for the three months ended March 31, 2010 and 2009 are as follows:

	Patient-Care Centers			Distribution
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$484,422
Additions due to acquisitions	—	—	—	—	—
Additions due to contingent considerations	446	—	446	—	446
Balance at March 31, 2010 (unaudited)	$492,288	$(45,808)	$446,480	$38,388	$484,868

	Patient-Care Centers			Distribution
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Total
Balance at December 31, 2008	$477,831	$(45,808)	$432,023	$38,388	$470,411
Additions due to acquisitions	4,806	—	4,806	—	4,806
Additions due to contingent considerations	195	—	195	—	195
Balance at March 31, 2009 (unaudited)	$482,832	$(45,808)	$437,024	$38,388	$475,412

NOTE F — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	March 31,	December 31,
(In thousands)	2010	2009
	(Unaudited)
Raw materials	$34,370	$34,157
Work-in-process	42,053	38,814
Finished goods	16,713	18,318
	$93,136	$91,289

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2010	2009
	(Unaudited)
Line of Credit	$3,644	$3,628
Term Loan	221,375	221,956
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.50% to 7.00%, maturing through September 2013	8,743	9,888
	408,762	410,472
Less current portion	(8,602)	(8,835)
	$400,160	$401,637

Revolving Credit Facility

The $75.0 million Revolving Credit Facility matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of March 31, 2010, the Company was in compliance with all such covenants.

NOTE G — LONG TERM DEBT (CONTINUED)

Revolving Credit Facility (continued)

In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Revolving Credit Facility.  As of March 31, 2010, the Company had $63.5 million available under the Revolving Credit Facility, net of LCPI’s remaining $7.8 million commitment and $3.7 million of outstanding letters of credit.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of March 31, 2010, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At March 31, 2010, the interest rate on the Term Loan was 2.25%.

10 ¼% Senior Notes

The 10 ¼% Senior Notes, entered into on May 26, 2006, mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006.

NOTE G — LONG TERM DEBT (CONTINUED)

10 ¼% Senior Notes (continued)

The notes are not redeemable at the Company’s option prior to June 1, 2010.  On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% through May 31, 2011; (ii) 102.563% through May 31, 2012; and (iii) 100.0% beginning June 1, 2013 and thereafter through June 1, 2014.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2010, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agrees to purchase assembled WalkAide System kits.  As of March 31, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.0 million that we expect to be fulfilled over the next three months.

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

The Company is also in a highly regulated industry and receives regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to the Company’s billing activities.  To date, these inquiries have not resulted in material liabilities, but no assurance can be given that future regulatory agencies’ inquiries will be consistent with the results to date or that any discrepancies identified during a regulatory review will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE H – COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE I – NET INCOME PER COMMON SHARE

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

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2010	2009
	(Unaudited)	(Unaudited)

Net income	$4,002	$4,515

Shares of common stock outstanding used to compute basic per common share amounts	31,881,750	30,926,725
Effect of dilutive restricted stock and options (1)	1,044,283	1,029,126
Shares used to compute dilutive per common share amounts	32,926,033	31,955,851

Basic income per share	$0.13	$0.15
Diluted income per share	0.12	0.14

(1) For the three months ended March 31, 2009, options to purchase 626,707, shares of common stock are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock for the period. There were no anti-dilutive options for the three months ended March 31, 2010.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2010:

Discount rate	5.50%
Average rate of increase in compensation	3.25%

We believe the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2009	$14,138
Service cost	416
Interest cost	201
Net benefit cost accrued at March 31, 2010 (unaudited)	$14,755

NOTE K - STOCK-BASED COMPENSATION

Employee Plans

Under the Company’s 2002 Stock Option Plan, 1.5 million shares of common stock were authorized for issuance.  Options may only be granted under the plan at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of four years following the date of grant and generally with expirations of ten years after grant.  In 2003, the 2002 Stock Option Plan was amended to permit the grant of restricted shares of common stock in addition to stock options and to change the name of the plan to the 2002 Stock Incentive Plan. In May 2006, an additional 2.7 million shares of common stock were authorized for issuance. In May 2007, the Company’s shareholders approved amendments to the 2002 Stock Incentive Plan, most notably the incorporation of the Company’s current annual incentive plan for certain executive officers into the 2002 Stock Incentive Plan.  The amendments resulted in the following changes to the 2002 Stock Incentive Plan: (i) addition of performance-based cash awards (“Incentive Awards”) and renaming the 2002 Stock Incentive Plan to be the 2002 Stock Incentive and Bonus Plan; (ii) limitation on the number of options, shares of restricted stock, annual Incentive Awards and long term Incentive Awards that an individual can receive during any

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Employee Plans (continued)

calendar year; (iii) addition of a list of specific performance goals that the Company may use for the provision of awards under the 2002 Stock Incentive and Bonus Plan; (iv) limitation on the total number of shares of stock issued pursuant to the exercise of incentive stock options; and (v) addition of a provision allowing for the Company to institute a compensation recovery policy, which would allow the Compensation Committee, in appropriate circumstances, to seek reimbursement of certain compensation realized under awards granted under the 2002 Stock Incentive and Bonus Plan.

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

In November 2008, 165,490 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted shares to be released under this grant is dependent on the pro-forma diluted EPS for the twelve-month period from October 1, 2008 through September 30, 2009. The target EPS for this period was met, therefore, in accordance with the terms of the performance share grants 120% of the performance-based restricted shares were released based on the four year vesting period.

In March 2010, 135,000 performance-based restricted shares were granted to certain executives. These performance-based restricted shares are subject to the same vesting period as the service-based restricted shares for employees. However, the quantity of restricted shares to be released under this grant is dependent on the pro-forma diluted EPS for the twelve-month period from January 1, 2010 through December 31, 2010.

During the three months ended March 31, 2010 and 2009, no options were cancelled under the 2002 Stock Incentive and Bonus Plan. At March 31, 2010, 440,041 shares of common stock were available for issuance.

Director Plans

During April and May 2003, the Compensation Committee of the Board of Directors and the shareholders of the Company approved the 2003 Non-Employee Directors’ Stock Incentive Plan (“2003 Directors’ Plan”) which replaced the Company’s 1993 Non-Employee Director Stock Option Plan (“Director Plan”).  The 2003 Directors’ Plan authorized 500,000 shares of common stock for grant and permits the issuance of stock options and restricted shares of common stock. The 2003 Directors’ Plan also provides for the automatic annual grant of 8,500 shares of restricted shares of common stock to each director and permits the grant of additional restricted stock in the event the director elects to receive his or her annual director fee in restricted shares

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Director Plans (continued)

of common stock rather than cash.  Options may only be granted at an exercise price that is not less than the fair market value of the common stock on the date of grant and may expire no later than ten years after grant.  Vesting and expiration periods are established by the Compensation Committee of the Board of Directors, generally with vesting of three years following grant and generally with expirations of ten years after grant.

In May 2007, the Company’s shareholders further approved an amendment to the 2003 Directors’ Plan providing for the issuance by the Company of restricted stock units to its non-employee directors, at the option of such director.  The restricted stock units effectively allow the director to elect to defer receipt of the shares of restricted stock which the director would ordinarily receive on an annual basis until (i) the January 15th of the year following the calendar year in which the director terminates service on the Board of Directors, or (ii) the fifth, tenth or fifteenth anniversary of the annual meeting date on the election form for that year.  The director may elect to receive his or her annual grant of restricted stock, including shares to be received in lieu of the annual director fee, in the form of restricted stock units, with such election to take place on or prior to the date of the annual meeting of stockholders for such year.  The restricted stock units are subject to the same vesting period as the shares of restricted stock issued under the 2003 Directors’ Plan.  During the three months ended March 31, 2010 and 2009, there were no option cancellations under the 2003 Directors’ Plan.  At March 31, 2010, 70,927 shares of common stock were available for issuance.

Restricted Shares of Common Stock

A summary of the activity of restricted shares of common stock for the three months ended March 31, 2010 is as follows:

	Employee Plans		Director Plans
		Weighted Average Grant		Weighted Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value

Nonvested at December 31, 2009	986,461	$12.29	129,123	$13.21
Granted	431,950	18.51	—	—
Vested	(2,500)	10.63	(708)	16.08
Forfeited	(6,000)	13.26	—	—

Nonvested at March 31, 2010 (unaudited)	1,409,911	$14.20	128,415	$13.20

During the three-month period ended March 31, 2010, 3,208 restricted shares of common stock, with an intrinsic value of $0.04 million became fully vested.  As of March 31, 2010, total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $14 million and the related weighted-average period over which it is expected to be recognized is approximately three years.  The outstanding restricted shares have vesting dates through March 2014.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Plans		Director Plans		Non-Qualified Awards
(In thousands, except per share and weighted average price amounts)	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at December 31, 2009	764,332	$13.74	95,464	$11.46	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(1,500)	4.63	—	—	—	—
Exercised	(123,332)	14.06	(15,373)	13.82	—	—

Outstanding at March 31, 2010 (unaudited)	639,500	$13.74	80,091	$11.15	406,000	$5.95

Aggregate intrinsic value at March 31, 2010 (unaudited)	$8,759,700		$881,940		$2,415,000
Weighted average remaining contractual term (years) (unaudited)	3.2		3.4		1.7

The intrinsic value of options exercised during the three months ended March 31, 2010 was $1.9 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2010 were 1.1 million shares with a weighted average exercise price of $10.71, an average remaining contractual term of 2.7 years, and an aggregate intrinsic value of $12.1 million.

Cash received by the Company related to the exercise of options during the three months ended March 31, 2010 amounted to $1.9 million. As of March 31, 2010, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of March 31, 2010 (unaudited) is as follows:

			Options Outstanding			Options Exercisable
			Number of	Weighted Average		Number of	Wt Avg	Weighted
Range of			Options	Remaining	Exercise	Options	Remaining	Average
Exercise Prices			or Awards	Life (Years)	Price	or Awards	Life (Years)	Exercise Price
5.09	to	6.02	433,963	1.9	$5.90	433,963	1.9	$5.90
8.08	to	12.10	119,605	4.5	$8.62	119,605	4.5	$8.62
13.50	to	16.75	572,023	3.0	$14.80	572,023	3.0	$14.80
			1,125,591	2.7	$10.71	1,125,591	2.7	$10.71

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

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended March 31, 2010
Net sales
Customers	$156,046	$21,817	$454	$—	$178,316
Intersegments	—	38,154	983	(39,136)	—
Depreciation and amortization	2,774	240	1,297	—	4,311
Income (loss) from operations	24,434	6,134	(16,299)	(57)	14,212
Interest (income) expense	7,089	851	(398)	—	7,542
Income (loss) before taxes	17,345	5,283	(15,901)	(57)	6,670

Capital Expenditures	6,782	453	679	—	7,914

Three Months Ended March 31, 2009
Net sales
Customers	$147,767	$20,916	$463	$—	$169,146
Intersegments	—	34,962	374	(35,336)	—
Depreciation and amortization	2,787	309	1,360	—	4,456
Income (loss) from operations	23,594	6,237	(14,700)	—	15,131
Interest (income) expense	(1,624)	1,769	7,462	—	7,607
Income (loss) before taxes	25,218	4,468	(22,162)	—	7,524

Capital Expenditures	2,432	185	210		2,827

Total Assets
March 31, 2010	820,963	122,475	(85,448)	—	857,990
December 31, 2009	821,988	119,989	(66,941)	—	875,036

NOTE M – CORPORATE OFFICE RELOCATION

The Company is relocating its corporate headquarters from Bethesda, Maryland to Austin, Texas and anticipates that the move will be substantially completed by the end of the third quarter of 2010.  The Company anticipates it will incur employee termination and relocation costs of approximately $10.0 million to $12.0 million and lease exit cost of approximately $3.0 million to $5.0 million.   Employee termination costs are expensed over the service period and will be paid out over the next twelve months. Other relocation costs are expensed as incurred.  During the first quarter of 2010, the Company incurred $1.5 million of employee termination costs and $0.6 million in other relocation associated costs.

The following is a summary of the employee termination costs to be paid in future periods:

Balance as of December 31, 2009	$—
(In thousands)

Accruals	1,527

Payments	—

Balance as of March 31, 2010	$1,527

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of risks and uncertainties.  Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Business Overview

General

We are the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers (“patient -care centers”), accounting for approximately 27% of the estimated $2.6 billion O&P patient-care market in the United States. At March 31, 2010, we operated 678 O&P patient-care centers in 46 states and the District of Columbia with over 3700 employees including 1,110 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also introduce new technologies, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three months ended March 31, 2010, our net sales were $178.3 million and we recorded net income of $4.0 million. For the three months ended March 31, 2009, our net sales were $169.1 million, and we recorded net income of $4.5 million.

We conduct our operations primarily in two reportable segments — patient-care services and distribution.  For the three months ended March 31, 2010, net sales attributable to our patient-care services segment and distribution segment were $156.0 million and $21.8 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We estimate that the United States O&P patient care market is approximately $2.6 billion, of which we account for approximately 27%.  The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million.  We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

Distribution Services

We distribute O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. SPS maintains an inventory of approximately 25,000 O&P related items, all of which are manufactured by other companies.  SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.  Linkia’s network now totals approximately 1,000 O&P provider locations.  As of March 31, 2010, Linkia had 42 contracts with national and regional providers.

Competitive Strengths

We believe the combination of the following competitive strengths will help us in growing our business through an increase in our net sales, net income and market share:

•                  Leading market position, with an approximate 27% share of total industry revenues and operations in 46 states and the District of Columbia, in an otherwise fragmented industry;

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

The following represents the composition of our accounts receivable balance by payor:

March 31, 2010 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$46,499	$9,503	$7,183	$63,185
Private pay	4,074	1,619	1,984	7,677
Medicaid	9,764	2,345	1,696	13,805
Medicare	20,646	2,279	1,620	24,545
VA	1,196	197	152	1,545
	$82,179	$15,943	$12,635	$110,757

December 31, 2009
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$52,768	$9,862	$5,587	$68,217
Private pay	3,543	2,061	1,564	7,168
Medicaid	9,929	2,177	1,382	13,488
Medicare	22,624	1,796	1,316	25,736
VA	1,087	240	71	1,398
	$89,951	$16,136	$9,920	$116,007

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

•                  Inventories:  Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method.  At our patient-care centers segment, we calculate cost of goods sold-materials in accordance with the gross profit method for all reporting periods.  We base the estimates used in applying the gross profit method on the actual results of the most recently completed physical inventory and other factors, such as sales mix and purchasing trends among other factors.  Cost of goods sold-materials during the period is adjusted when the annual physical inventory is taken.  We treat these inventory adjustments as changes in accounting estimates.  At our distribution segment, a perpetual inventory is maintained.  Management adjusts our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price.  Shipping and handling costs are included in cost of goods sold-materials.

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of March 31, 2010, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

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

Our investments consist of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  As of March 31, 2010, both investments failed at auction due to the absence of a market for the ARS.  The Company’s ARS are reported at fair value.

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

The Company recorded no unrealized losses and approximately $0.1 million in unrealized gains, respectively, related to the Primus ARS for the three months ended March 31, 2010 and 2009. These losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets.  The fair value of the Primus ARS of $1.4 million as of March 31, 2010 and December 31, 2009, is classified as other long term assets.  The funds associated with this security will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer refinances the underlying debt, or the underlying security matures.

During the year ended December 31, 2009 authoritative guidance was issued to modify the other-than-temporary impairment (“OTTI”) analysis for debt securities classified as available-for-sale or held-to-maturity.  The revised guidance requires that each reporting period, the Company compare the present value of the cash flows expected to be collected from the security against the amortized cost basis, and identify the portion of the impairment loss representing a credit loss arising from an increase in the credit risk associated with the instrument.  The guidance requires the credit loss to be recognized in earnings for debt securities where Companies does not intend to sell the debt security, and it is more likely than not, that the entity will be required to sell the debt security before the anticipated recovery of the amortized cost basis.  In regards to the OTTI on the Primus ARS, a credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009.  This credit loss reduced the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009.

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS.  The Company expects to exercise these Rights and put its auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.  By accepting the Rights, the Company can no longer assert that it has the intent to hold the Indiana ARS until anticipated recovery. The Company elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.  As of March 31, 2010 and December 31, 2009, the Company determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million. The change in the fair value of the Rights and the ARS for the three months ended March 31, 2010 are reflected as components of earnings.

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

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three months ended March 31,

2010.  There was no ineffectiveness for the three months ended March 31, 2010.  The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in that period.

Since their inception, the fair value of the interest rate swaps has declined $4.7 million. Of the decline, $4.2 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, is reported in accrued expenses, while the remainder is reported in other liabilities on the Company’s consolidated balance sheet as of March 31, 2010.  As of December 31, 2009, liabilities from the interest rate swap were $5.3 million, with $4.4 million reported in accrued expenses, while the remainder reported in other liabilities.  Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses.  We assess goodwill for impairment annually on October 1st, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.  Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years.  Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.  As of March 31, 2010, there were no indicators of impairment.

•                  Income Taxes:  We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  We account for income taxes under the liability method, whereby deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce tax assets when we expect the amount of tax benefit to be realized to be less than the carrying value of the deferred tax asset.

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

•                  New Accounting Guidance:  In January 2010, the FASB issued additional authoritative guidance for fair value measurements and disclosures.  This includes the disclosure of significant transfers in and out of Level 1 and 2 measurements and describing the reasons for the transfers, reporting of information separately for purchases, sales, issuances, and settlements within Level 3 measurements, level of disaggregation, and input and valuation techniques.  The additional authoritative guidance, except for the reporting of information within Level 3 measurements was effective January 1, 2010.  The adoption of the additional guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.  The additional authoritative guidance for the reporting of activity for purchases, sales, issuances, and settlements within Level 3 measurements is effective January 1, 2011 The Company believes the impact of the additional authoritative guidance for fair value measurements and disclosures for Level 3 measurements will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended March 31,

	2010	2009
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Cost of goods sold - materials	30.1	30.2
Personnel costs	38.6	37.9
Other operating expenses	19.9	20.4
Relocation expenses	1.2	—
Depreciation and amortization	2.4	2.6
Income from operations	7.8	9.0
Interest expense	4.2	4.5
Income before taxes	3.6	4.4
Provision for income taxes	1.5	1.8
Net income	2.1%	2.6%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Sales.  Net sales for the three months ended March 31, 2010 increased by $9.2 million, or 5.4%, to $178.3 million from $169.1 million for the three months ended March 31, 2009.  The sales increase was principally the result of a $5.4 million, or 3.6% increase in same-center sales in our patient care business, a $0.9 million, or 4.3% increase in external sales of our distribution segment, and a $2.9 million increase principally related to sales from acquired entities.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended March 31, 2010 was $53.7 million, an increase of $2.7 million, or 5.1%, over $51.0 million for the three months ended March 31, 2009.  The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales decreased to 30.1% in 2010 from 30.2% in 2009 due to a slight change in payor mix.

Personnel Costs.  Personnel costs for the three months ended March 31, 2010 increased by $4.7 million to $68.8 million from $64.1 million for the three months ended March 31, 2009.  The increase of $4.7 million from the prior year is due primarily to $1.4 million from acquired entities, $2.9 million related to merit increases and other compensation, and employee benefit costs of $0.4 million. As a percentage of net sales, personnel costs have increased by 70 basis points compared to the same period in the prior year.

Other Operating Expenses.  Other operating expenses for the three months ended March 31, 2010 increased by $0.8 million to $35.3 million from $34.5 million for the three months ended March 31, 2009. The increase is due primarily to $0.5 million in acquired entities operating expenses.  Other operating expenses as a percentage of net revenues decreased 50 basis points to 19.9% from 20.4% in the first quarter 2010 and 2009, respectively, due to continued focus on expense management

Relocation Expenses.  The Company is relocating its corporate headquarters from Bethesda, Maryland to Austin, Texas and anticipates the move will be substantially complete by the end of the third quarter of 2010.  The Company anticipates incurring a total of approximately $10 to $12 million of employee termination and relocation costs.  During the three months ended March 31, 2010 the Company incurred $1.5 million of employee termination costs and $0.6 million in other relocation costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2010 was $4.3 million compared to $4.5 million for the three months ended March 31, 2009.  The decrease from the prior year was due to certain assets related to our billing system being fully depreciated.

Income from Operations.  Income from operations decreased $0.9 million to $14.2 million for the three months ended March 31, 2010 compared to $15.1 million in the three months ended March 31, 2009. The current period experienced the combination of increased sales and effective expense management, offset by corporate office relocation expenses.

Interest Expense.  Interest expense for the three months ended March 31, 2010 decreased to $7.5 million compared to $7.6 million for the three months ended March 31, 2009 primarily due to lower variable interest rates.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2010 was $2.7 million or 40.0% of pre tax income, compared to $3.0 million or 40.0% of pre tax income for the three months ended March 31, 2009.  The change in the income tax provision was primarily the result of lower income from operations.  The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  Net income decreased $0.5 million, or 11.4%, to $4.0 million for three months ended March 31, 2010 from $4.5 million for the three months ended March 31, 2009.  The current period experienced the combination of increased sales, effective expense management, and lower interest costs offset by corporate office relocation expenses.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at March 31, 2010 was $223.2 million compared to $216.7 million at December 31, 2009.  Cash flows used in operations of $12.1 million for the three months ended March 31, 2010 compared unfavorably to $3.7 million of cash flows used operations in the prior year for the same period primarily due to funding normal working capital needs.  Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof for the three months ended March 31, 2010 decreased to 46 days compared to 48 days for the same period last year.  The decrease in DSO is due to a continued effort at our patient-care centers to target collections.

Net cash used in investing activities was $9.1 million for the three months ended March 31, 2010 versus $4.6 million for the same period in the prior year.  Cash used in investing activities in the current period included $7.9 million related to the purchase of computer related assets, machinery and equipment, and leasehold improvements and $1.2 million related to acquisitions of patient-care centers.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2010 compared to cash provided by financing activities of $1.8 million for the three months ended March 31, 2009.  The decrease in cash provided by financing activities was due in part to increased debt payments and a decrease in proceeds from issuance of common stock due to the timing of employees’ exercising of restricted stock grants.

Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
	(Unaudited)

Line of Credit	$3,644	$3,628
Term Loan	221,375	221,956
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.50% to 7.00%, maturing through September 2013	8,743	9,888
	408,762	410,472
Less current portion	(8,602)	(8,835)
	$400,160	$401,637

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

In response to the volatility in the current global credit markets, on September 26, 2008, the Company decided to validate its borrowing capacity and availability by submitting a $20.0 million borrowing request under the facility.  As anticipated, Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), failed to fund its pro-rata commitment of $4.7 million and the Company borrowed a total of $15.3 million under the facility on September 29, 2008.  LCPI’s total commitment is $17.8 million of our total $75.0 million dollar facility.  On July 15, 2009, the Company paid in full the outstanding balance on the Revolving Credit Facility.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Revolving Credit Facility.  As of March 31, 2010, the Company had $63.5 million available under the Revolving Credit Facility, net of LCPI’s remaining $7.8 million commitment and $3.7 million of outstanding letters of credit.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the

Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of March 31, 2010, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At March 31, 2010, the interest rate on the Term Loan was 2.25%.

10 ¼% Senior Notes

The 10 ¼% Senior Notes, entered into on May 26, 2006, mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1, and commence on December 1, 2006.

The notes are not redeemable at the Company’s option prior to June 1, 2010.  On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% through May 31, 2011; (ii) 102.563% through May 31, 2012; and (iii) 100.0% beginning June 1, 2013 and thereafter through June 1, 2014.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2010, the Company was in compliance with all covenants under these debt agreements.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt.  We also believe that based on our cash and cash equivalents balances of $64.1 million at March 31, 2010 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, results of operations or cash flows.  In addition, we will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.  We are limited to $50.0 million in acquisitions annually, plus any unused portion of such amount from the previous fiscal year, by the terms of the Revolving Credit Facility agreement.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2010 (unaudited):

Payments Due by Period

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$7,774	$5,101	$4,984	$215,796	$175,107	$—	$408,762
Interest payments on long-term debt	25,651	25,160	22,979	20,385	8,972	—	$103,147
Operating leases	30,204	35,324	29,647	22,529	16,557	36,946	$171,207
Capital leases and other long-term obligations (1)	4,056	5,615	4,847	3,184	2,750	8,477	$28,929
Total contractual cash obligations	$67,685	$71,200	$62,457	$261,894	$203,386	$45,423	$712,045

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of March 31, 2010 comprised of $1.2 million of unrecognized tax benefits, of which $0.6 million is expected to be settled in the fiscal year 2010, with the remainder thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of March 31, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.0 million that we expect to be fulfilled over the next three months.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At March 31, 2010, all our outstanding debt, with the exception of $71.4 million of the Term Loan and the Line of Credit, is subject to fixed interest rates (see Item 3 below).

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings.  Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry.  Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of risks and uncertainties.  We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Line of Credit.  As of March 31, 2010, we have cash flow exposure to the changing interest rates on $71.4 million of the Term Loan and the entire Line of Credit.  The other obligations have fixed interest or dividend rates.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time-to-time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At March 31, 2010, we had one contract outstanding which fixed LIBOR at 2.25% and expired on April 28, 2010.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis of our financial instruments as of March 31, 2010 that are sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan	$1,660	$2,767	$3,874	$4,981	$6,088	$7,195	$8,302
Interest Rate Swap	6,995	6,245	5,494	4,745	3,996	3,245	2,495

	$8,655	$9,012	$9,368	$9,726	$10,084	$10,440	$10,797

ITEM 4.                  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below.  References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 40.6% and 41.4% of our net sales for the three months ended March 31, 2010 and 2009, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare.  Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net sales. Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment.  The Medicare price increases for 2010, 2009, 2008 and 2007 were 0.0%, 5.0%, 2.7% and 4.3%, respectively.  If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Funds associated with certain of our auction rate securities may not be accessible and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

Our investments include an auction rate security (“ARS”), classified as other long term assets, and reported at an aggregate fair value of $1.4 million and an aggregate cost of $1.7 million, as of March 31, 2010.  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days, but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, investors can attempt to sell via auction or continue to hold the securities at par.  The auctions for all of the ARS held by us were unsuccessful as of March 31, 2010.  The funds associated with these will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 5, 2010	/s/Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2010	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2010	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)