Form 10-Q
period 2010-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2010-08-09
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of July 30, 2010, 32,334,110 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72,133	$84,558
Short-term investments	4,976	4,976
Accounts receivable, less allowance for doubtful accounts of $12,536 and $10,526 in 2010 and 2009, respectively	106,329	105,480
Inventories	95,037	91,289
Prepaid expenses, other assets, and income taxes receivable	16,397	8,380
Deferred income taxes	13,271	15,167
Total current assets	308,143	309,850

PROPERTY, PLANT AND EQUIPMENT
Land	864	864
Buildings	4,536	4,599
Furniture and fixtures	14,903	14,007
Machinery and equipment	51,685	45,803
Leasehold improvements	54,241	52,174
Computer and software	62,806	59,980
Total property, plant and equipment, gross	189,035	177,427
Less accumulated depreciation	122,351	115,116
Total property, plant and equipment, net	66,684	62,311

INTANGIBLE ASSETS
Goodwill	491,860	484,422
Patents and other intangible assets, net	7,195	7,516
Total intangible assets, net	499,055	491,938

OTHER ASSETS
Debt issuance costs, net	4,795	5,660
Other assets	3,918	5,277
Total other assets	8,713	10,937

TOTAL ASSETS	$882,595	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$9,025	$8,835
Accounts payable	24,381	27,552
Accrued expenses	15,795	19,223
Accrued interest payable	1,748	1,776
Accrued compensation related costs	26,482	35,800
Total current liabilities	77,431	93,186

LONG-TERM LIABILITIES
Long-term debt, less current portion	400,149	401,637
Deferred income taxes	40,906	37,973
Other liabilities	25,699	26,347
Total liabilities	544,185	559,143

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 33,627,945 and 32,992,674 shares issued in 2010 and 2009, respectively	336	330
Additional paid-in capital	240,694	233,111
Accumulated other comprehensive loss	(1,892)	(3,056)
Retained earnings	99,928	86,164
	339,066	316,549
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	338,410	315,893

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,595	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$205,808	$193,523	$384,124	$362,670
Cost of goods sold - materials	62,753	58,848	116,403	109,897
Personnel costs	70,552	65,748	139,321	129,807
Other operating expenses	40,710	40,963	76,025	75,416
Relocation expenses	4,185	—	6,244	—
Depreciation and amortization	4,460	3,808	8,771	8,264
Income from operations	23,148	24,156	37,360	39,286

Interest expense	7,506	7,428	15,048	15,035
Income before taxes	15,642	16,728	22,312	24,251

Provision for income taxes	5,880	6,692	8,548	9,700
Net income	$9,762	$10,036	$13,764	$14,551

Basic Per Common Share Data
Net income	$0.30	$0.32	$0.43	$0.47
Shares used to compute basic per common share amounts	32,032,265	31,250,047	31,957,007	31,105,742

Diluted Per Common Share Data
Net income	$0.30	$0.31	$0.42	$0.46
Shares used to compute diluted per common share amounts	32,831,310	32,019,843	32,750,873	31,924,652

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$13,764	14,551

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on interest rate swap	—	(167)
Loss (gain) on disposal of assets and auction rate securities	232	(127)
Provision for bad debts	8,142	8,865
Provision for income taxes	4,052	424
Depreciation and amortization	8,771	8,264
Amortization of debt issuance costs	911	911
Compensation expense on stock options and restricted stock	4,356	3,473
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(7,685)	(6,365)
Inventories	(3,510)	(565)
Prepaid expenses, other current assets, and income taxes receivable	(8,278)	1,902
Other assets	(51)	64
Accounts payable	(2,747)	(4,105)
Accrued expenses and accrued interest payable	(2,298)	617
Accrued compensation related costs	(9,340)	(8,541)
Other liabilities	1,161	1,559
Net cash provided by operating activities	7,480	20,760

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(13,740)	(6,097)
Acquisitions and contingent purchase price (net of cash acquired)	(6,784)	(2,347)
Proceeds from sale of property, plant and equipment	2	303
Proceeds from sale of auction rate securities	1,518	—
Net cash used in investing activities	(19,004)	(8,141)

Cash flows from financing activities:
Repayment of long-term debt	(2,914)	(1,126)
Proceeds from issuance of common stock	2,013	2,871
Proceeds on UBS buy-back securities	—	3,600
Net cash (used in) provided by financing activities	(901)	5,345

(Decrease) increase in cash and cash equivalents	(12,425)	17,964
Cash and cash equivalents, at beginning of period	84,558	58,413
Cash and cash equivalents, at end of period	$72,133	$76,377

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

recognized or disclosed at fair value in the financial statements on a recurring basis. As of June 30, 2010, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

The following is a listing of the Company’s assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010 (unaudited)				December 31, 2009 (unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities
Money market funds	$48,088	$—	$—	$48,088	$78,590	$—	$—	$78,590

Trading Securities
Auction rate securities	—	—	4,657	4,657	—	—	4,660	4,660
Rights on auction rate securities	—	—	319	319	—	—	315	315

Available-for-sale debt securities
Auction rate securities	—	—	—	—	—	—	1,387	1,387

	$48,088	$—	$4,976	$53,064	$78,590	$—	$6,362	$84,952

(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$3,629	$—	$3,629	$—	$5,256	$—	$5,256

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

During the six months ended June 30, 2010 and, 2009, assets and liabilities that were measured at fair value using Level 3 inputs had the following activity:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
For the six months ended June 30, 2010	Auction Rate Securities	Rights	Total
Balance as of December 31, 2009	$6,047	$315	$6,362
Total unrealized losses
Included in earnings	(185)	4	(181)
Included in accumulated other comprehensive loss	313	—	313
Settlements	(1,518)	—	(1,518)
Transfers in and/or out of Level 3	—	—	—
Balance as of June 30, 2010 (unaudited)	$4,657	$319	$4,976

For the six months ended June 30, 2009	Auction Rate Securities	Rights	Total
Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized losses
Included in earnings	659	(651)	8
Included in accumulated other comprehensive loss	(289)	—	(289)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance as of June 30, 2009 (unaudited)	$5,835	$355	$6,190

Investments: Trading securities consist of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on our consolidated balance sheets. The Company’s Management continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consisted of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  The Company’s ARS are reported at fair value.

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

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. The Company elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.  As of June 30, 2010 and December 31, 2009, the Company determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million. The change in the fair value of the Rights and the ARS for the six months ended June 30, 2010 are reflected as components of earnings.

In May of 2010, the Company sold its investment in the Primus ARS for $1.5 million in cash proceeds. The Company recognized a loss on the sale of the auction rate securities of $0.2 million, which is the difference between the amortized cost basis of $1.7 million and the cash proceeds of $1.5 million received from the sale of the Primus ARS.  The loss was reported in other expense on the Company’s income statement.

On July 1, 2010, the Company exercised its right to put the ARS back to UBS at par value of $5.0 million. The $5.0 proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three and six months ended June 30, 2010.  The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement.

Since their inception, the fair value of the interest rate swaps has declined to $3.6 million. Of the decline, $3.1 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The total liability, $3.6 million, is reported in accrued expenses on the Company’s consolidated balance sheet as of June 30, 2010.  As of December 31, 2009, liabilities from the interest rate swap were $5.3 million, with $4.4 million reported in accrued expenses, with the remainder reported in other liabilities.  Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.  The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Senior Notes, at June 30, 2010, was $182.2 million, as compared to the carrying value of $175.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at June 30, 2010.

Revenue Recognition

Revenues in our patient care centers are derived from the sale of orthotic and prosthetic (“O&P”) devices and the maintenance and repair of existing devices.  The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

devices.  Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patients; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.  Revenues from maintenance and repairs are recognized when the service is provided.  Revenues from the sale of O&P devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns.  Discounted sales are recorded at net realizable value.

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

Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Regardless of the balance, accounts receivable amounts are periodically evaluated to assess

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

collectibility.  In addition to the actual bad debt expense recognized during collection activities, the Company estimates the amount of potential bad debt expense that may occur in the future.  This estimate is based upon historical experience as well as a review of the receivable balances.

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

Income Taxes

The Company applies the authoritative guidance for accounting for uncertainty in income taxes.  Over the next 12 months the Company may recognize gross tax affected unrecognized tax benefits of up to $1.0 million, of which $0.4 million is expected to impact the effective tax rate, due to the pending expiration of the period of limitations for assessing tax deficiencies for certain income tax returns.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.  Total penalties and interest accrued as of June 30, 2010 is $0.1 million.  The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions.  The Company is no longer subject to US Federal income tax examinations for years before 2006 and with few exceptions is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

New Accounting Guidance

In January 2010, the FASB issued additional authoritative guidance for fair value measurements and disclosures.  This includes the disclosure of significant transfers in and out of Level 1 and 2

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance (continued)

measurements and describing the reasons for the transfers, reporting of information separately for purchases, sales, issuances, and settlements within Level 3 measurements, level of disaggregation, and input and valuation techniques.  The additional authoritative guidance, except for the reporting of information within Level 3 measurements was effective January 1, 2010.  The adoption of the additional guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.  The additional authoritative guidance for the reporting of activity for purchases, sales, issuances, and settlements within Level 3 measurements is effective January 1, 2011. The Company believes the impact of the additional authoritative guidance for fair value measurements and disclosures for Level 3 measurements will not have a material impact on the Company’s consolidated financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$14,188	$14,739
Income taxes	$10,048	$7,098

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	$5,709	$—
Unrealized loss on auction rate securities	$—	$(174)
Unrealized gain on interest rate swaps	$976	$579
Issuance of notes in connection with acquistions	$2,000	$1,631
Issuance of restricted shares of common stock	$9,181	$1,484

NOTE D — ACQUISITIONS

Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

During the six months ended June 30, 2010, the Company acquired one entity consisting of three new patient care centers for a purchase price of $7.7 million, consisting of $5.7 million in cash, $2.0 million in promissory notes, and $1.4 million in contingent consideration payable within the next two years. The Company recorded approximately $7.1 million of goodwill and incurred

NOTE D — ACQUISITIONS (CONTINUED)

approximately $0.04 million of transaction costs related to this acquisition. Pro forma results would not be materially different.

During the six months ended June 30, 2009 the Company acquired two entities consisting of five patient care centers for an aggregate purchase price of $3.9 million, consisting of $2.2 million in cash, $0.9 million in promissory notes, and $0.8 million in contingent consideration payable within the next two years. The Company recorded approximately $3.5 million of goodwill and incurred approximately $0.1 million of transaction costs related to these acquisitions.  The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition.  Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $1.0 million and $0.8 million during the six months ended June 30, 2010 and 2009, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill.  The Company estimates that it may pay up to a total of $7.3 million related to contingent consideration provisions of acquisitions in future periods. Of the $7.3 million, $3.7 million is related to acquisitions completed after adoption of the revised authoritative guidance.

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

NOTE E — GOODWILL (CONTINUED)

The activity related to goodwill for the six months ended June 30, 2010 and 2009 are as follows:

	Patient-Care Centers			Distribution
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$484,422
Additions due to acquisitions	6,453	—	6,453	—	6,453
Additions due to contingent considerations	985	—	985	—	985
Balance at June 30, 2010 (unaudited)	$499,280	$(45,808)	$453,472	$38,388	$491,860

	Patient-Care Centers			Distribution
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Total
Balance at December 31, 2008	$477,831	$(45,808)	$432,023	$38,388	$470,411
Additions due to acquisitions	5,345	—	5,345	—	5,345
Additions due to contingent considerations	83	—	83	—	83
Balance at June 30, 2009 (unaudited)	$483,259	$(45,808)	$437,451	$38,388	$475,839

NOTE F — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)
Raw materials	$34,983	$34,157
Work-in-process	42,607	38,814
Finished goods	17,447	18,318
	$95,037	$91,289

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)
Line of Credit	$3,657	$3,628
Term Loan	220,800	221,956
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through October 2014	9,717	9,888
	409,174	410,472
Less current portion	(9,025)	(8,835)
	$400,149	$401,637

Revolving Credit Facility

The $75.0 million Revolving Credit Facility (the “Facility”) matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Company was notified by Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) that they were unable to continue their commitment under the Facility. LCPI’s total commitment was $17.8 million of our total $75.0 million dollar facility.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Facility.  The Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of June 30, 2010, the Company was in compliance with all such covenants and had $63.5 million available under the Facility, net of LCPI’s remaining $7.8 million commitment and $3.7 million of outstanding letters of credit.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of June 30, 2010, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS. On July 1, 2010, the Company closed the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

NOTE G — LONG TERM DEBT (CONTINUED)

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At June 30, 2010, the interest rate on the Term Loan was 2.35%.

10 ¼% Senior Notes

The 10 ¼% Senior Notes, entered into on May 26, 2006, mature June 1, 2014, are senior indebtedness and are guaranteed on a senior unsecured basis by all of the Company’s current and  future domestic subsidiaries.  Interest is payable semi-annually on June 1 and December 1, and commenced on December 1, 2006.

The notes were not redeemable at the Company’s option prior to June 1, 2010.  On or after June 1, 2010, the Company may redeem all or part of the notes upon not less than 30 days and no more than 60 days’ notice, for the twelve-month period beginning on June 1 of the following years; at (i) 105.125% through May 31, 2011; (ii) 102.563% through May 31, 2012; and (iii) 100.0% beginning June 1, 2013 and thereafter through June 1, 2014.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2010, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits.  As of June 30, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.1 million that the Company expects to be fulfilled over the next three months.

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

NOTE I — NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$9,762	$10,036	$13,764	$14,551

Shares of common stock outstanding used to compute basic per common share amounts	32,032,265	31,250,047	31,957,007	31,105,742
Effect of dilutive restricted stock and options (1)	799,045	769,796	793,866	818,910
Shares used to compute dilutive per common share amounts	32,831,310	32,019,843	32,750,873	31,924,652

Basic income per share	$0.30	$0.32	$0.43	$0.47
Diluted income per share	$0.30	$0.31	$0.42	$0.46

(1) For the three and six months ended June 30, 2009, options to purchase 715,728 and 615,728, shares of common stock are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock for the period. There were no anti-dilutive options for the three and six months ended June 30, 2010.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2010:

Discount rate	5.50%
Average rate of increase in compensation	3.25%

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

The Company believes the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2009	$14,138
Service cost	831
Interest cost	401
Net benefit cost accrued at June 30, 2010 (unaudited)	$15,370

NOTE K - STOCK-BASED COMPENSATION

The Company utilizes the authoritative guidance using the modified prospective method.  Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of the authoritative guidance is calculated in accordance with the authoritative guidance and recognized in the consolidated statements of operations over the requisite remaining service period; compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance.

The Company has issued options and restricted shares of common stock under two share-based compensation plans, one for employees and the other for the Board of Directors.  On May 13, 2010, the stockholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and terminated the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”). No new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding will remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan.

The 2010 Plan provides that 2.5 million shares of Common Stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan; provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options.  Of these 2.5 million shares, 2.0 million are shares that are newly authorized for issuance under the 2010 Plan and 0.5 million are unissued shares not subject to awards that have been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan. Unless earlier terminated by the Board of Directors, the 2010 Plan will remain in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company’s stockholders, which is the effective date for the plan, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

At June 30, 2010, of the 6.2 million shares of common stock authorized for issuance under the Company’s existing and prior share-based compensation plans, and 3.7 million have been issued.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $13.2 million at June 30, 2010, and is expected to be expensed as compensation expense over approximately three years. The Company had no unrecognized expense related to its stock option grants for the periods ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, the Company has included approximately $4.3 million and $3.4 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income. Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented.  The Company calculates the fair value of stock options using the Black-Scholes model.  The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Three Months Ended June 30, 2010
Net sales
Customers	$181,160	$24,230	$418	$—	$205,808
Intersegments	—	43,282	1,136	(44,418)	—
Depreciation and amortization	2,845	261	1,354	—	4,460
Income (loss) from operations	35,622	7,727	(20,162)	(39)	23,148
Interest (income) expense	7,094	855	(443)	—	7,506
Income (loss) before taxes	28,527	6,872	(19,718)	(39)	15,642

Three Months Ended June 30, 2009
Net sales
Customers	$171,189	$21,953	$381	$—	$193,523
Intersegments	—	38,448	327	(38,775)	—
Depreciation and amortization	2,389	129	1,290	—	3,808
Income (loss) from operations	33,218	6,264	(15,338)	12	24,156
Interest (income) expense	(1,596)	1,770	7,421	—	7,595
Income (loss) before taxes	34,814	4,494	(22,592)	12	16,728

Six Months Ended June 30, 2010
Net sales
Customers	$337,206	$46,047	$871	$—	$384,124
Intersegments	—	81,436	2,119	(83,555)	—
Depreciation and amortization	5,619	502	2,650	—	8,771
Income (loss) from operations	60,057	13,861	(36,475)	(83)	37,360
Interest (income) expense	14,183	1,706	(841)	—	15,048
Income (loss) before taxes	45,874	12,155	(35,634)	(83)	22,312

Capital expenditures	9,938	755	3,047	—	13,740

Six Months Ended June 30, 2009
Net sales
Customers	$318,955	$42,870	$845	$—	$362,670
Intersegments	—	73,410	1,075	(74,485)	—
Depreciation and amortization	5,176	438	2,650	—	8,264
Income (loss) from operations	56,812	12,501	(30,144)	117	39,286
Interest (income) expense	(3,221)	3,539	14,884	—	15,202
Income (loss) before taxes	60,033	8,962	(44,861)	117	24,251

Capital expenditures	5,249	302	546	—	6,097

Total Assets
June 30, 2010	882,453	131,154	(131,012)	—	882,595
December 31, 2009	821,988	119,989	(66,941)	—	875,036

NOTE M — CORPORATE OFFICE RELOCATION

The Company is relocating its corporate headquarters from Bethesda, Maryland to Austin, Texas and anticipates that the move will be substantially completed by the end of the third quarter of 2010.  The Company anticipates it will incur employee termination and relocation costs of approximately $10.0 million to $12.0 million and lease exit cost of approximately $3.0 million to $5.0 million.   Employee termination costs are expensed over the service period and will be paid out over the next twelve months. Other relocation costs are expensed as incurred.  For the three and six months ended June 30, 2010, the Company incurred $2.5 million and $4.0 million of employee termination costs, respectively, and $1.7 million and $2.2 million, respectively in other relocation associated costs.

The following is a summary of the office relocation costs to be paid in future periods:

(In thousands)
Balance as of December 31, 2009 (unaudited)	$—
Salaries, wages, and benefits accrued	3,617
Salaries, wages, and benefits paid	—
Balance as of June 30, 2010 (unaudited)	$3,617

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

Business Overview

General

Hanger Orthopedic Group, Inc. (the “Company”) is the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers, (“patient-care centers”),  accounting for approximately 27% of the estimated $2.6 billion O&P patient-care market in the United States. At June 30, 2010, the Company operated 681 O&P patient-care centers in 45 states and the District of Columbia with over 3700 employees including 1,128 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also introduce new technologies, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three and six months ended June 30, 2010, our net sales were $205.8 million and $384.1, respectively, and the Company recorded net income of $9.8 million and $13.8 million, respectively. For the three and six months ended June 30, 2009, our net sales were $193.5 million and $362.7 million, respectively, and the Company recorded net income of $10.0 million and $14.6 million, respectively.

The Company conducts our operations primarily in two reportable segments — patient-care services and distribution.  For the three months ended June 30, 2010, net sales attributable to our patient-care services segment and distribution segment were $181.1 million and $24.2 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

The Company estimates that the United States O&P patient care market is approximately $2.6 billion, of which the Company accounts for approximately 27%.  The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million.  We do not believe that any of our patient care competitors account for a market share of more than 2% of the country’s total estimated O&P patient care services revenue.

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

•      developing new distribution channels to sell our existing products;

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

Our practitioners are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. The Company provides centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time practitioners have to provide patient care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for practitioners in that region.

Distribution Services

The Company distributes O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. SPS maintains an inventory of over 27,000 O&P related items, all of which are manufactured by other companies.  SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

This is accomplished at competitive prices as a result of our direct purchases from manufacturers.  Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues and exhibits at industry and medical meetings and conventions.  The Company directs specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

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

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.  Linkia’s network now totals approximately 1,000 O&P provider locations.  As of June 30, 2010, Linkia had 43 contracts with national and regional providers.

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 84 O&P businesses since 1997,  representing over 207 patient-care centers;

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

•                  Experienced and committed management team; and

•                  Successful government relations efforts including:

•                  Supported our patients’ efforts to pass “The Prosthetic Parity Act” in 17 states;

•                  Increased Medicaid reimbursement levels in several states; and

•                  Created the Hanger Orthopedic Political Action Committee (The Hanger PAC).

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions and disclosures.  The Company has chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner.  Management regularly assesses these policies in light of current and forecasted economic conditions.  Our accounting policies are stated in Note B to the Consolidated Financial Statements included elsewhere in this report.  The Company believes the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

•                  Revenue Recognition:  Revenues in our patient care centers are derived from the sale of orthotic and prosthetic (“O&P”) devices and the maintenance and repair of existing devices.  The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices.  Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patients; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.  Revenues from maintenance and repairs are recognized when the service is provided.  Revenues from the sale of O&P devices to customers by our distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns.  Discounted sales are recorded at net realizable value.

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

The following represents the composition of our accounts receivable balance by payor:

June 30, 2010 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$48,810	$10,039	$7,767	$66,616
Private pay	4,863	2,210	2,069	9,142
Medicaid	10,715	2,273	1,966	14,954
Medicare	22,314	2,402	1,690	26,406
VA	1,373	304	70	1,747
	$88,075	$17,228	$13,562	$118,865

December 31, 2009
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$52,768	$9,862	$5,587	$68,217
Private pay	3,543	2,061	1,564	7,168
Medicaid	9,929	2,177	1,382	13,488
Medicare	22,624	1,796	1,316	25,736
VA	1,087	240	71	1,398
	$89,951	$16,136	$9,920	$116,007

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of June 30, 2010, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

Investments: Trading securities consist of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on our consolidated balance sheets. The Company’s Management continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Our investments consisted of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million is collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR.  At the reset date, investors can attempt to sell via auction or continue to hold the securities at par.  The Company’s ARS are reported at fair value.

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

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permit the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. The Company elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.  As of June 30, 2010 and December 31, 2009, the Company

determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million. The change in the fair value of the Rights and the ARS for the six months ended June 30, 2010 are reflected as components of earnings.

In May of 2010, the Company sold its investment in the Primus ARS for $1.5 million in cash proceeds. The Company recognized a loss on the sale of the auction rate securities of $0.2 million, which is the difference between the amortized cost basis of $1.7 million and the cash proceeds of $1.5 million received from the sale of the Primus ARS.  The loss was reported in other expense on the Company’s income statement.

On July 1, 2010, the Company exercised its right to put the ARS back to UBS at par value of $5.0 million. The $5.0 proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million.

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

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three and six months ended June 30, 2010.  The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement.

Since their inception, the fair value of the interest rate swaps has declined to $3.6 million. Of the decline, $3.1 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $3.6 million, is reported in accrued expenses on the Company’s consolidated balance sheet as of June 30, 2010.

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

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses.  The Company assesses goodwill for impairment annually on October 1st, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.  Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years.  Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.  As of June 30, 2010, there were no indicators of impairment.

•                  Income Taxes:  The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  We account for income taxes under the liability method, whereby deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce tax assets when we expect the amount of tax benefit to be realized to be less than the carrying value of the deferred tax asset.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	30.5	30.4	30.3	30.3
Personnel costs	34.3	34.0	36.3	35.8
Other operating expenses	19.8	21.2	19.8	20.8
Relocation expenses	2.0	—	1.6	—
Depreciation and amortization	2.2	1.9	2.3	2.3
Income from operations	11.2	12.5	9.7	10.8
Interest expense	3.6	3.8	3.9	4.1
Income before taxes	7.6	8.7	5.8	6.7
Provision for income taxes	2.9	3.5	2.2	2.7
Net income	4.7%	5.2%	3.6%	4.0%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Sales.  Net sales for the three months ended June 30, 2010 increased by $12.3 million, or 6.4%, to $205.8 million from $193.5 million for the three months ended June 30, 2009.  The sales increase was principally the result of a $6.8 million, or 4.0% increase in same-center sales in our patient care business, a $2.3 million, or 10.4% increase in external sales of our distribution segment, and a $3.2 million increase principally related to sales from acquired entities.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended June 30, 2010 was $62.8 million, an increase of $4.0 million, or 6.8%, over $58.8 million for the three months ended June 30, 2009.  The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales increased to 30.5% in 2010 from 30.4% in 2009 due to a slight change in payor mix.

Personnel Costs.  Personnel costs for the three months ended June 30, 2010 increased by $4.9 million to $70.6 million from $65.7 million for the three months ended June 30, 2009.  The increase of $4.9 million from the prior year is due primarily to $1.3 million from acquired entities, $2.4 million related to merit increases and other compensation, and employee benefit costs of $1.2 million.

Other Operating Expenses.  Other operating expenses for the three months ended June 30, 2010 decreased by $0.3 million to $40.7 million from $41.0 million for the three months ended June 30, 2009. The decrease is due primarily to continued expense management, including lower bad debt expense and variable compensation accruals. Other operating expenses as a percentage of net revenues decreased 40 basis points to 19.8% from 21.2% in the first quarter 2010 and 2009, respectively, due to continued focus on expense management.

Relocation Expenses.  The Company is relocating its corporate headquarters from Bethesda, Maryland to Austin, Texas and anticipates the move will be substantially complete by the end of the third quarter of 2010.  During the three months ended June 30, 2010 the Company incurred $4.2 million of employee termination costs and other relocation costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2010 was $4.5 million compared to $3.8 million for the three months ended June 30, 2009.  The increase from the prior year was commensurate with the increase in fixed asset purchases over the last 12 months.

Income from Operations.  Income from operations decreased $1.1 million to $23.1 million for the three months ended June 30, 2010 compared to $24.2 million in the three months ended June 30, 2009. The decrease in the current period over the same period prior in the year is due mainly to expenses related to our corporate office relocation, offset by increases in sales.

Interest Expense.  Interest expense for the three months ended June 30, 2010 was consistent with expenses in the same quarter in the previous year due to variable interest rates remaining approximately the same.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2010 was $5.9 million or 37.6% of pre tax income, compared to $6.7 million or 40.0% of pre tax income for the three months ended June 30, 2009.  The decrease in the income tax provision was primarily the result of lower income from operations.  The effective tax rate in the six month period ended June 30, 2010 benefited from the release of $0.3 million in tax reserves. The rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  Net income decreased $0.2 million, or 2.5%, to $9.8 million for three months ended June 30, 2010 from $10.0 million for the three months ended June 30, 2009.  The current period  decreased over the same period in the prior year due mainly to corporate office relocation expenses, partially offset by increases in sales.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Sales.  Net sales for the six months ended June 30, 2010 increased by $21.4 million, or 5.9%, to $384.1 million from $362.7 million for the same period in the prior year.  The sales increase was principally the result of a $12.4 million, or 3.9%, increase in same-center sales in our patient care business, a $3.2 million increase in external sales of our distribution segment, and a $5.9 million increase associated with acquisitions.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the six months ended June 30, 2010 was $116.4 million, an increase of $6.5 million, or 5.9%, over $109.9 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales was 30.3% in both 2010 and 2009.

Personnel Costs.  Personnel costs for the six months ended June 30, 2010 increased by $9.5 million to $139.3 million from $129.8 million for the six months ended June 30, 2009.  The increase was principally due to $2.7 million of additional personnel cost from acquired entities, $5.2 million related to merit increases and other compensation, and employee benefit costs of $1.6 million.

Other Operating Expenses.  Other operating expenses for the six months ended June 30, 2010 were $76.0 million which is consistent with the prior year.

Relocation Expenses.  The Company is relocating its corporate headquarters from Bethesda, Maryland to Austin, Texas and anticipates the move will be substantially complete by the end of the third quarter of 2010.  The Company anticipates incurring a total of approximately $10 to $12 million of employee termination and relocation costs.  During the six months ended June 30, 2010 the Company incurred a total of $6.2 million, made up of $4.0 million of employee termination costs and $2.2 million in other relocation costs.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2010 was $8.8 million versus $8.3 million for the six months ended June 30, 2009.  The increase is commensurate with the increase in fixed asset purchases over the last 12 months.

Income from Operations.  Principally due to the increase in operating expenses, income from operations decreased $1.9 million to $37.4 million for the six months ended June 30, 2010 compared to $39.3 million in the six months ended June 30, 2009.

Interest Expense.  Interest expense for the six months ended June 30, 2010 was consistent with expenses in the same period in the previous year due to variable interest rates remaining approximately the same.

Provision for Income Taxes: The provision for income taxes for the six months ended June 30, 2010 was $8.5 million, or 38.3% of pre tax income, compared to $9.7 million or 40% of pre tax income for the six months ended June 30, 2009. The decrease in the income tax provision was primarily the result of lower income from operations. The effective tax rate in the six month period ended June 30, 2010 benefited from the release of $0.3 million of tax reserves. The rate consists principally of the federal statutory tax rate of 35.0% and state income taxes.

Net Income.  As a result of the above, the Company recorded net income of $13.8 million for the six months ended June 30, 2010 compared to $14.6 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at June 30, 2010 was $230.7 million compared to $216.7 million at December 31, 2009.  Cash flow provided by operations was $7.5 million for the six months ended June 30, and was $13.3 million less than $20.8 million in the prior year. The reduced cash flow is due to the build in working capital and the relocation expense in the current year.  Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof is 49 days, which is consistent with the prior year.

Net cash used in investing activities was $19.0 million for the six months ended June 30, 2010 versus $8.1 million for the same period in the prior year.  Cash used in investing activities in the current period included $13.7 million related to the purchase of computer related assets, machinery and equipment, and leasehold improvements and $6.8 million related to acquisitions of patient-care centers. These amounts were offset by the sale of our Primus Auction Rate Security in May 2010, with proceeds totaling $1.5 million.

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2010 compared to cash provided by financing activities of $5.3 million for the six months ended June 30, 2009.  The decrease in cash provided by financing activities was due to the proceeds from the UBS loan obtained in conjunction with the Rights agreement that was included in the prior year and additional scheduled repayment of long-term debt in the current year.

Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)

Line of Credit	$3,657	$3,628
Term Loan	220,800	221,956
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.50% to 7.00%, maturing through September 2013	9,717	9,888
	409,174	410,472
Less current portion	(9,025)	(8,835)
	$400,149	$401,637

Revolving Credit Facility

The $75.0 million Revolving Credit Facility (the “Facility”) matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Company was notified by Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) that they were unable to continue their commitment under the Facility. LCPI’s total commitment was $17.8 million of our total $75.0 million dollar facility.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Facility.  The Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of June 30, 2010, the Company was in compliance with all such covenants and had $63.5 million available under the Facility, net of LCPI’s remaining $7.8 million commitment and $3.7 million of outstanding letters of credit.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line is collateralized by our Indiana ARS and allows the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  As of June 30, 2010, the Company has drawn $3.6 million, which is the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS. On July 1, 2010, the Company closed the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At June 30, 2010, the interest rate on the Term Loan was 2.35%.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2010, the Company was in compliance with all covenants under these debt agreements.

General

We are actively evaluating refinancing our current debt, including our revolving credit facility which matures on May 26, 1011.  However, we believe that based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, will be sufficient for the foreseeable future to fund anticipated working capital, capital expenditures and to make required debt service payments.  We will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.  We are limited to $50.0 million in acquisitions annually, plus any unused portion of such amount from the previous fiscal year, by the terms of the Revolving Credit Facility agreement.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2010 (unaudited):

Payments Due by Period

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$6,675	$6,101	$5,495	$215,796	$175,107	$—	$409,174
Interest payments on long-term debt	14,108	25,352	23,204	20,492	8,972	713	$92,841
Operating leases	19,845	35,324	29,647	22,529	16,557	36,946	$160,848
Capital leases and other long-term obligations (1)	2,998	6,349	5,581	3,193	2,753	8,477	$29,351
Total contractual cash obligations	$43,626	$73,126	$63,927	$262,010	$203,389	$46,136	$692,214

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

In addition to the table above, the Company has certain other tax liabilities as of June 30, 2010 comprised of $1.0 million of unrecognized tax benefits, of which $0.4 million is expected to be settled in the fiscal year 2010, with the remainder thereafter.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of June 30, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.1 million that we expect to be fulfilled over the next three months.

Market Risk

The Company is exposed to the market risk that is associated with changes in interest rates.  At June 30, 2010, all our outstanding debt, with the exception of $74.5 million of the Term Loan and the Line of Credit, is subject to fixed interest rates (see Item 3 below).

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

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Line of Credit.  As of June 30, 2010, we have cash flow exposure to the changing interest rates on $74.5 million of the Term Loan and the entire Line of Credit.  The other obligations have fixed interest or dividend rates.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time-to-time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At June 30, 2010, we had one contract outstanding which fixed LIBOR at 2.35% and expired on July 28, 2010.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%.  The agreements expire in April 2011.

Presented below is an analysis of our financial instruments as of June 30, 2010 that are sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan	$1,877	$2,981	$4,085	$5,189	$6,293	$7,397	$8,501
Interest Rate Swap	6,840	6,090	5,339	4,590	3,840	3,090	2,340

	$8,717	$9,071	$9,424	$9,779	$10,133	$10,487	$10,841

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We derived 40.7% and 41.0% of our net sales for the three months ended June 30, 2010 and 2009, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  For the six months ended June 30, 2010 and 2009, we derived 40.6% and 41.2%, respectively, of our net sales from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare.  Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net sales. For example, a number of states are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices, and Arizona has recently enacted legislation limiting Medicaid orthotic eligibility for those over 21 years of age.  This legislation does not become effective until October 1, 2010, and we are evaluating its impact on our business in Arizona.  Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index- Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment.  The Medicare price increases for 2010, 2009, 2008 and 2007 were 0.0%, 5.0%, 2.7% and 4.3%, respectively.  If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

ITEM 6.	Exhibits

(a)	Exhibits. The following exhibits are filed herewith or incorporated by reference:

	Exhibit No.	Document

10.1

Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Annex A to Hanger Orthopedic Group, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed on April 2, 2010).

	10.2*	Form of Restricted Stock Agreement for Non-Employee Directors (filed herewith).

	10.3*	Form of Restricted Stock Agreement for Executives (filed herewith).

	10.4*	Form of Restricted Stock Agreement for Employees (filed herewith).

	10.5*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (filed herewith).

	10.6*	Form of Executive Non-Qualified Stock Option Agreement (filed herewith).

	10.7*	Form of Non-Qualified Stock Option Agreement (filed herewith).

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: August 9, 2010	/s/Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2010	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2010	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)