Form 10-Q
period 2010-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2010-11-05
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-10670

HANGER ORTHOPEDIC GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10910 Domain Drive, Suite 300, Austin, TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 777-3800

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

As of November 1, 2010, 32,481,046 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

Certifications of Chief Executive Officer and Chief Financial Officer

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,609	$84,558
Short-term investments	—	4,976
Accounts receivable, less allowance for doubtful accounts of $14,537 and $10,526 in 2010 and 2009, respectively	104,610	105,480
Inventories	98,606	91,289
Prepaid expenses, other assets, and income taxes receivable	15,995	8,380
Deferred income taxes	12,743	15,167
Total current assets	327,563	309,850

PROPERTY, PLANT AND EQUIPMENT
Land	864	864
Buildings	4,551	4,599
Furniture and fixtures	15,064	14,007
Machinery and equipment	49,755	45,803
Leasehold improvements	56,499	52,174
Computer and software	65,057	59,980
Total property, plant and equipment, gross	191,790	177,427
Less accumulated depreciation	126,357	115,116
Total property, plant and equipment, net	65,433	62,311

INTANGIBLE ASSETS
Goodwill	494,399	484,422
Patents and other intangible assets, net	7,928	7,516
Total intangible assets, net	502,327	491,938

OTHER ASSETS
Debt issuance costs, net	4,294	5,660
Other assets	3,943	5,277
Total other assets	8,237	10,937

TOTAL ASSETS	$903,560	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,238	$8,835
Accounts payable	22,995	27,552
Accrued expenses	22,991	19,223
Accrued interest payable	6,268	1,776
Accrued compensation related costs	29,960	35,800
Total current liabilities	88,452	93,186

LONG-TERM LIABILITIES
Long-term debt, less current portion	399,091	401,637
Deferred income taxes	41,115	37,973
Other liabilities	27,149	26,347
Total liabilities	555,807	559,143

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 33,643,401 and 32,992,674 shares issued in 2010 and 2009, respectively	336	330
Additional paid-in capital	242,574	233,111
Accumulated other comprehensive loss	(1,353)	(3,056)
Retained earnings	106,852	86,164
	348,409	316,549
Treasury stock, at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	347,753	315,893

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$903,560	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended September 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$206,749	$192,296	$590,874	$554,966
Cost of goods sold - materials	63,373	58,887	179,776	168,784
Personnel costs	70,108	66,976	209,429	196,783
Other operating expenses	42,507	38,669	118,531	114,085
Relocation expenses	7,975	—	14,220	—
Depreciation and amortization	4,471	4,002	13,242	12,265
Income from operations	18,315	23,762	55,676	63,049

Interest expense	7,636	7,692	22,684	22,727
Income before taxes	10,679	16,070	32,992	40,322

Provision for income taxes	3,755	6,428	12,303	16,129
Net income	$6,924	$9,642	$20,689	$24,193

Basic Per Common Share Data
Net income	$0.21	$0.31	$0.64	$0.77
Shares used to compute basic per common share amounts	32,377,237	31,578,889	32,097,084	31,263,458

Diluted Per Common Share Data
Net income	$0.21	$0.30	$0.63	$0.76
Shares used to compute diluted per common share amounts	32,866,487	32,214,321	32,784,479	31,938,613

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$20,689	24,193

Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) on disposal of assets and auction rate securities	704	(123)
Unrealized gain on interest rate swap	—	(167)
Provision for bad debts	12,213	12,516
Provision for income taxes	4,052	1,076
Depreciation and amortization	13,242	12,265
Amortization of debt issuance costs	1,366	1,366
Compensation expense on restricted stock	5,920	5,429
Other	(93)	—
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(10,038)	(8,094)
Inventories	(7,604)	(2,391)
Prepaid expenses, other current assets, and income taxes receivable	(7,873)	1,722
Other assets	(76)	36
Accounts payable	(1,154)	(573)
Accrued expenses and accrued interest payable	11,010	4,294
Accrued compensation related costs	(5,865)	(7,983)
Other liabilities	2,429	2,583
Net cash provided by operating activities	38,922	46,149

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(19,743)	(12,675)
Acquisitions and contingent purchase price (net of cash acquired)	(9,385)	(2,512)
Proceeds from sale of marketable securities	6,494	—
Proceeds from sale of property, plant and equipment	72	303
Net cash used in investing activities	(22,562)	(14,884)

Cash flows from financing activities:
Repayment under revolving credit facility	—	(15,253)
Repayment of term loan	(1,731)	(539)
Scheduled repayment of seller’s notes	(1,934)	(2,045)
Proceeds from issuance of common stock	2,013	2,941
Proceeds from line of credit	—	3,600
Repayment of line of credit	(3,657)	—
Net cash used in financing activities	(5,309)	(11,296)

Increase in cash and cash equivalents	11,051	19,969
Cash and cash equivalents, at beginning of period	84,558	58,413
Cash and cash equivalents, at end of period	$95,609	$78,382

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

recognized or disclosed at fair value in the financial statements on a recurring basis. As of September 30, 2010, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

The following is a listing of the Company’s assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010 (unaudited)				December 31, 2009 (unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities
Money market funds	$77,015	$—	$—	$77,015	$78,590	$—	$—	$78,590

Trading Securities
Auction rate securities	—	—	—	—	—	—	4,660	4,660
Rights on auction rate securities	—	—	—	—	—	—	315	315

Available-for-sale debt securities
Auction rate securities	—	—	—	—	—	—	1,387	1,387

	$77,015	$—	$—	$77,015	$78,590	$—	$6,362	$84,952

(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives
Interest rate swaps	$—	$2,732	$—	$2,732	$—	$5,256	$—	$5,256

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

During the nine months ended September 30, 2010 and, 2009, assets and liabilities that were measured at fair value using Level 3 inputs had the following activity:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
For the nine months ended September 30, 2010	Auction Rate Securities	Rights	Total
Balance as of December 31, 2009	$6,047	$315	$6,362
Total unrealized gains (losses)
Included in earnings	(160)	4	(156)
Included in accumulated other comprehensive loss	313	—	313
Settlements	(6,200)	(319)	(6,519)
Balance as of September 30, 2010 (unaudited)	$—	$—	$—

For the nine months ended September 30, 2009	Auction Rate Securities	Rights	Total
Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized gains (losses)
Included in earnings	660	(652)	8
Included in accumulated other comprehensive loss	(289)	—	(289)
Balance as of September 30, 2009 (unaudited)	$5,836	$354	$6,190

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

Our investments consisted of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million was collateralized by Indiana Secondary Market Municipal Bond — 1998 (“Indiana ARS”) and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”).  ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. The Company’s ARS are reported at fair value.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

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

In May 2010, the Company sold its investment in the Primus ARS for $1.5 million in cash proceeds. The Company recognized a loss on the sale of the auction rate securities of $0.2 million, which is the difference between the amortized cost basis of $1.7 million and the cash proceeds of $1.5 million received from the sale of the Primus ARS.  The loss was reported in other expense on the Company’s income statement.

On July 1, 2010, the Company exercised its right to put the ARS back to UBS at par value of $5.0 million. The $5.0 proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million. As of September 30, 2010 and December 31, 2009, the Company determined the fair value of the Rights was $0 and $0.3 million, respectively, and the fair value of the ARS was $0 and $4.7 million, respectively. The change in the fair value of the Rights and the ARS during the nine months ended September 30, 2010 are reflected as components of earnings.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk.  The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three and nine months ended September 30, 2010.  The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement.

Since their inception, the fair value of the interest rate swaps has declined to $2.7 million. Of the decline, $2.2 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The total liability, $2.7 million, is reported in accrued expenses on the Company’s consolidated balance sheet as of September 30, 2010.  As of December 31, 2009, liabilities from the interest rate swap were $5.3 million, with $4.4 million reported in accrued expenses, with the remainder reported in other liabilities.  Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million of the decline was related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.  The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Senior Notes, at September 30, 2010, was $183.1 million, as compared to the carrying value of $175.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at September 30, 2010.

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

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$16,835	$17,641
Income taxes	$13,282	$13,199

Non-cash financing and investing activities:
Unrealized loss on auction rate securities	$—	$(174)
Unrealized gain on interest rate swaps	$1,514	$550
Issuance of notes in connection with acquistions	$2,700	$1,641
Issuance of restricted shares of common stock	$9,462	$1,541

NOTE D — ACQUISITIONS

Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

During the nine months ended September 30, 2010, the Company acquired three entities consisting of five new patient care centers for a purchase price of $11.4 million, consisting of $7.0 million in cash, $2.7 million in promissory notes, and $1.7 million in contingent consideration payable within the next two years. The Company recorded approximately $9.0 million of goodwill and incurred approximately $0.1 million of transaction costs related to these acquisitions. Pro forma results would not be materially different.

During the nine months ended September 30, 2009 the Company acquired two entities consisting of five patient care centers for an aggregate purchase price of $3.9 million, consisting of $2.2 million in cash, $0.9 million in promissory notes, and $0.8 million in contingent consideration payable within the next two years. The Company recorded approximately $3.5 million of goodwill and incurred approximately $0.1 million of transaction costs related to these acquisitions.  The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition.  Pro forma results would not be materially different.

NOTE D — ACQUISITIONS (CONTINUED)

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $1.3 million and $0.9 million during the nine months ended September 30, 2010 and 2009, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay up to a total of $6.7 million related to contingent consideration provisions of acquisitions in future periods. Of the $6.7 million, $4.0 million is related to acquisitions completed after adoption of the revised authoritative guidance.

On October 18, 2010, we announced the definitive agreement to purchase Accelerated Care Plus Corporation (‘‘ACP’’) for $155.0 million in cash. We intend to finance this transaction through cash on hand and a concurrent refinancing of our senior credit facilities. See Note G for further discussion of refinancing. ACP is the nation’s leading provider of integrated clinical programs for sub-acute and long-term care rehabilitation providers and having contracts to serve more than 4,000 out of a total market of approximately 15,000 skilled nursing facilities (SNF) nationwide, including 22 of the 25 largest national providers. ACP’s unique value proposition is to provide its customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and continuous onsite therapist education and training. Their services support increasingly-advanced treatment options for a broader patient population and more medically-complex conditions.  The transaction is subject to customary closing conditions and is expected to close before the end of 2010.

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

The activity related to goodwill for the nine months ended September 30, 2010 and 2009 are as follows:

	Patient-Care Centers
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Distribution Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$484,422
Additions due to acquisitions	9,007	—	9,007	—	9,007
Additions due to contingent considerations	970	—	970	—	970
Balance at September 30, 2010	$501,819	$(45,808)	$456,011	$38,388	$494,399

	Patient-Care Centers
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Distribution Goodwill	Total
Balance at December 31, 2008	$477,831	$(45,808)	$432,023	$38,388	$470,411
Additions due to acquisitions	5,434	—	5,434	—	5,434
Additions due to contingent considerations	223	—	223	—	223
Balance at September 30, 2009	$483,488	$(45,808)	$437,680	$38,388	$476,068

NOTE F — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	September 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)

Raw materials	$34,754	$34,157
Work-in-process	44,268	38,814
Finished goods	19,584	18,318
	$98,606	$91,289

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)
Revolving Credit Facility	$—	$—
Line of Credit	—	3,628
Term Loan	220,225	221,956
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through October 2014	10,104	9,888
	405,329	410,472
Less current portion	(6,238)	(8,835)
	$399,091	$401,637

Revolving Credit Facility

The $75.0 million Revolving Credit Facility (the “Facility”) matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Company was notified by Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) that they were unable to continue their commitment under the Facility. LCPI’s total commitment was $17.8 million of our total $75.0 million dollar facility.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Facility.  The Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of September 30, 2010, the Company was in compliance with all such covenants and had $63.5 million available under the Facility, net of LCPI’s remaining $7.8 million commitment and $3.7 million of outstanding letters of credit.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line was collateralized by our Indiana ARS and allowed the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  The Company had drawn $3.6 million, which was the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS. On July 1, 2010, the Company settled the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

NOTE G — LONG TERM DEBT (CONTINUED)

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At September 30, 2010, the interest rate on the Term Loan was 2.26%.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2010, the Company was in compliance with all covenants under these debt agreements.

Refinance

On November 2, 2010 we issued $200.0 million of 7 1/8% Senior Notes due 2018 and used a portion of the proceeds to retire the $175.0 million of 10 ¼% Senior Notes due 2014 and to pay approximately $14.3 million in fees related to the transaction, with the remainder to be used for general corporate purposes. The 7 1/8% Senior Notes are senior indebtedness and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries. Interest is payable May 15th and November 15th of each year. In conjunction with this transaction, the

NOTE G — LONG TERM DEBT (CONTINUED)

Refinance (Continued)

Company will incur a loss on the extinguishment of the 10 ¼% Senior Notes of approximately $11.5 million.

During October, we entered into a non-binding commitment letter with a group of financial institutions to refinance and expand our credit facilities to provide the necessary funding to complete the acquisition of ACP. The new credit facilities will consist of up to a $100.0 million revolving credit facility and up to $325.0 million in  term loans. The Company expects to complete the refinancing during the fourth quarter of 2010, however no assurance can be made as to the Company’s ability to complete the transaction at acceptable terms.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits. As of September 30, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.2 million that the Company expects to be fulfilled over the next three months.

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

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement.  The

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Guarantees and Indemnifications (Continued)

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

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$6,924	$9,642	$20,689	$24,193

Shares of common stock outstanding used to compute basic per common share amounts	32,377,237	31,578,889	32,097,084	31,263,458
Effect of dilutive restricted stock and options (1)	489,250	635,432	687,395	675,155
Shares used to compute dilutive per common share amounts	32,866,487	32,214,321	32,784,479	31,938,613

Basic income per share	$0.21	$0.31	$0.64	$0.77
Diluted income per share	$0.21	$0.30	$0.63	$0.76

(1) For both the three and nine months ended September 30, 2009, options to purchase 605,728 shares of common stock are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company’s common stock for the period. For the three months ended September 30, 2010, options to purchase 228,023 shares of common stock are not included in the computation of diluted income per share as the options are anti-dilutive. There were no anti-dilutive options for the nine months ended September 30, 2010.

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

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2010:

Discount rate	5.50%
Average rate of increase in compensation	3.25%

The Company believes the assumptions used are appropriate, however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2009	$14,138
Service cost	1,247
Interest cost	602
Net benefit cost accrued at September 30, 2010 (unaudited)	$15,987

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

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

At September 30, 2010, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 0.1 million shares have been issued.

Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $11.8 million at September 30, 2010, and is expected to be expensed as compensation expense over approximately three years. The Company had no unrecognized expense related to its stock option grants for the periods ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010 and 2009, the Company has included approximately $5.9 million and $5.4 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002 and 2003 Plans. Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented.  The Company calculates the fair value of stock options using the Black-Scholes model.  The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

(In thousands)	Patient-Care Centers	Distribution	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended September 30, 2010
Net sales
Customers	$180,721	$25,459	$569	$—	$206,749
Intersegments	—	44,016	870	(44,886)	—
Depreciation and amortization	2,746	248	1,477	—	4,471
Income (loss) from operations	33,676	8,437	(23,840)	42	18,315
Interest (income) expense	7,096	848	(308)	—	7,636
Income (loss) before taxes	26,580	7,589	(23,532)	42	10,679

Three Months Ended September 30, 2009
Net sales
Customers	$168,951	$23,049	$296	$—	$192,296
Intersegments	—	40,025	992	(41,017)	—
Depreciation and amortization	2,528	225	1,249	—	4,002
Income (loss) from operations	31,130	7,066	(14,392)	(42)	23,762
Interest (income) expense	(1,621)	1,761	7,552	—	7,692
Income (loss) before taxes	32,751	5,305	(21,944)	(42)	16,070

Nine Months Ended September 30, 2010
Net sales
Customers	$517,927	$71,506	$1,441	$—	$590,874
Intersegments	—	125,452	2,989	(128,441)	—
Depreciation and amortization	8,364	750	4,128	—	13,242
Income (loss) from operations	93,732	22,299	(60,357)	2	55,676
Interest (income) expense	21,278	2,554	(1,148)	—	22,684
Income (loss) before taxes	72,454	19,745	(59,209)	2	32,992

Capital expenditures	12,182	878	6,683	—	19,743

Nine Months Ended September 30, 2009
Net sales
Customers	$487,906	$65,919	$1,141	$—	$554,966
Intersegments	—	113,436	2,067	(115,503)	—
Depreciation and amortization	7,704	664	3,897	—	12,265
Income (loss) from operations	87,942	19,567	(44,535)	75	63,049
Interest (income) expense	(4,842)	5,300	22,436	—	22,894
Income (loss) before taxes	92,784	14,267	(66,804)	75	40,322

Capital expenditures	10,675	438	1,562	—	12,675

Total Assets
September 30, 2010	979,078	141,331	(216,849)	—	903,560
December 31, 2009	821,988	119,989	(66,941)	—	875,036

NOTE M — CORPORATE OFFICE RELOCATION

The Company has moved its corporate headquarters from Bethesda, Maryland to Austin, Texas during the nine months ended September 30, 2010.  In conjunction with the move, the Company has incurred employee separation costs, other relocation costs, and lease termination costs.  Employee separation costs are expensed pro-ratably over the requisite service period. The Company incurred employee separation costs of $0.4 million and $3.7 million during the three and nine months ended September 30, 2010 respectively. The Company anticipates these costs will be paid to employees over the next twelve months. Other relocation costs totaled $2.5 million and $5.5 million for the three and nine months ended September 30, 2010. These costs are expensed when incurred and the Company anticipates incurring up to an additional $2.0 million over the next three to six months. As of September 30, 2010 the Company abandoned its lease premises in Bethesda, Maryland and has recorded a lease termination liability of $5.0 million, net of anticipated sub-lease recoveries. The lease termination cost will be paid out over the remaining term of the lease which expires in September 30, 2014.

The following is a summary of the relocation liabilities to be paid in future periods:

(in thousands)	Employee Separation	Lease Termination	Total
Balance as of December 31, 2009 (unaudited)	$—	$—	$—
Amounts expensed	3,673	5,028	8,701
Amounts paid	(861)	—	(861)
Balance as of September 30, 2010 (unaudited)	$2,812	$5,028	$7,840

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

Business Overview

General

Hanger Orthopedic Group, Inc. (the “Company”) is the largest owner and operator of orthotic and prosthetic (“O&P”) patient-care centers, (“patient-care centers”), accounting for approximately 27% of the estimated $2.6 billion O&P patient-care market in the United States. At September 30, 2010, the Company operated in excess of 675 O&P patient-care centers in 45 states and the District of Columbia with over 3,800 employees including over 1,100 revenue-generating O&P practitioners (“practitioners”). In addition, through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we are the largest distributor of branded and private label O&P devices and components in the United States, all of which are manufactured by third parties.  We also introduce new technologies, through our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”) for patients who have had a loss of mobility due to strokes, multiple sclerosis or other similar conditions.  Another subsidiary, Linkia LLC (“Linkia”), develops programs to manage all aspects of O&P patient care for large private payors.

For the three and nine months ended September 30, 2010, our net sales were $206.7 million and $590.9 million, respectively, and the Company recorded net income of $6.9 million and $20.7 million, respectively. For the three and nine months ended September 30, 2009, our net sales were $192.3 million and $555.0 million, respectively, and the Company recorded net income of $9.6 million and $24.2 million, respectively.

The Company conducts its operations primarily in two reportable segments — patient-care services and distribution.  For the three months ended September 30, 2010, net sales attributable to our patient-care services segment and distribution segment were $180.7 million and $25.5 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

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

Distribution Services

The Company distributes O&P components to the O&P market as a whole and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest O&P distributor. SPS maintains an inventory of over 28,000 O&P related items, all of which are manufactured by other companies.  SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the United States within two business days.

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

Provider Network Management

Linkia is the first provider network management service company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.  Linkia’s network now totals approximately 1,000 O&P provider locations.  As of September 30, 2010, Linkia had 43 contracts with national and regional providers.

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 86 O&P businesses since 1997,  representing over 200 patient-care centers;

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

•                  Experienced and committed management team; and

•                  Successful government relations efforts including:

•                  Supported our patients’ efforts to pass “The Prosthetic Parity Act” in 19 states;

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

The following represents the composition of our accounts receivable balance by payor:

September 30, 2010 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$48,271	$9,556	$9,138	$66,965
Private pay	4,167	2,417	3,089	9,673
Medicaid	10,211	2,181	2,105	14,497
Medicare	22,015	2,243	1,994	26,252
VA	1,379	266	115	1,760
	$86,043	$16,663	$16,441	$119,147

December 31, 2009
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$52,768	$9,862	$5,587	$68,217
Private pay	3,543	2,061	1,564	7,168
Medicaid	9,929	2,177	1,382	13,488
Medicare	22,624	1,796	1,316	25,736
VA	1,087	240	71	1,398
	$89,951	$16,136	$9,920	$116,007

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

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%.  The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. The agreements, which expire April 2011, qualify as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three and nine months ended September 30, 2010.  The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement.

Since their inception, the fair value of the interest rate swaps has declined to $2.7 million. Of the decline, $2.2 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $2.7 million, is reported in accrued expenses on the Company’s consolidated balance sheet as of September 30, 2010.  As of December 31, 2009, liabilities from the interest rate swap were $5.3 million, with $4.4 million reported in accrued expenses, while the remainder reported in other liabilities. Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million of the decline was related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses.  The Company assesses goodwill for impairment annually on October 1st, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units.  Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years.  Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.  As of September 30, 2010, there were no indicators of impairment.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	30.7	30.6	30.4	30.4
Personnel costs	33.9	34.8	35.4	35.4
Other operating expenses	20.6	20.1	20.1	20.6
Relocation expenses	3.9	—	2.4	—
Depreciation and amortization	2.2	2.1	2.2	2.2
Income from operations	8.7	12.4	9.5	11.4
Interest expense	3.7	4.0	3.8	4.1
Income before taxes	5.0	8.4	5.7	7.3
Provision for income taxes	1.7	3.3	2.2	2.9
Net income	3.3%	5.1%	3.5%	4.4%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Sales.  Net sales for the three months ended September 30, 2010 increased by $14.5 million, or 7.5%, to $206.7 million from $192.3 million for the three months ended September 30, 2009.  The sales increase was principally the result of a $6.9 million, or 4.1% increase in same-center sales in our patient care business, a $2.4 million, or 10.5% increase in external sales of our distribution segment, and a $5.2 million increase principally related to sales from acquired entities.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended September 30, 2010 was $63.4 million, an increase of $4.5 million, or 7.6%, over $58.9 million for the three months ended September 30, 2009.  The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales increased to 30.7% in 2010 from 30.6% in 2009 due to a slight change in sales mix.

Personnel Costs.  Personnel costs for the three months ended September 30, 2010 increased by $3.1 million to $70.1 million from $67.0 million for the three months ended September 30, 2009.  The increase of $3.1 million from the prior year is due primarily to $2.2 million from acquired entities, $1.6 million related to merit increases and other compensation, offset by a decrease in employee benefit costs $0.7 million. Personnel costs as a percentage of sales decreased 90 basis points to 33.9% from 34.8% in the prior year due to continued leveraging of existing personnel over greater sales volume.

Other Operating Expenses.  Other operating expenses for the three months ended September 30, 2010 increased by $3.8 million to $42.5 million from $38.7 million for the three months ended September 30, 2009. The increase is due primarily to $0.7 million of additional operating costs from acquired entities, $0.6 million of due diligence costs related to the acquisition of Accelerated Care Plus, higher occupancy costs of $1.0 million, increased variable compensation and bad debt expense of $0.4 million each, and an increase in other overhead costs of $0.7 million. As a percentage of net revenue, other operating expenses increased 50 basis points to 20.6% from 20.1% in 2009 due primarily to the recently acquired entities and due diligence costs related to ACP.

Relocation Expenses.  The Company has substantially completed the relocation of its corporate office from Bethesda, Maryland to Austin, Texas. During the three months ended September 30, 2010, the Company incurred $3.0 million of employee separation and other costs and $5.0 million in lease termination costs related to the closing of the Bethesda, Maryland office.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2010 was $4.5 million compared to $4.0 million for the three months ended September 30, 2009.  The increase from the prior year was commensurate with the increase in fixed asset purchases over the last 12 months.

Income from Operations.  Income from operations decreased $5.5 million to $18.3 million for the three months ended September 30, 2010 compared to $23.8 million in the three months ended September 30, 2009. The decrease in the current period over the same period in the prior year is due to the Company recording nonrecurring charges for relocation, $8.0 million, and due diligence costs related to the acquisition of ACP, $0.6 million. Both of these nonrecurring charges were offset by increased revenues.

Interest Expense.  Interest expense for the three months ended September 30, 2010 was consistent with expenses in the same quarter in the previous year due to variable interest rates remaining approximately the same.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2010 was $3.8 million or 35.2% of pre tax income, compared to $6.4 million or 40.0% of pre tax income for the same period in the prior year.  The decrease in the income tax provision is primarily due to lower taxable income along with a decrease in the effective tax rate.  The Company’s effective tax rate has benefited from the release of income tax reserves.

Net Income.  Net income decreased $2.7 million, or 28.2%, to $6.9 million for three months ended September 30, 2010 from $9.6 million for the three months ended September 30, 2009.  The current period decreased over the same period in the prior year due mainly to corporate office relocation expenses and due diligence costs related to ACP, partially offset by increases in sales.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Sales.  Net sales for the nine months ended September 30, 2010 increased by $35.9 million, or 6.5%, to $590.9 million from $555.0 million for the same period in the prior year.  The sales increase was principally the result of a $19.3 million, or 4.0%, increase in same-center sales in our patient care business, a $5.6 million, or 8.5% increase, in external sales of our distribution segment, and an $11.0 million increase associated with acquisitions.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the nine months ended September 30, 2010 was $179.8 million, an increase of $11.0 million, or 6.5%, over $168.8 million for the same period in the prior year.  The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales were 30.4% in both 2010 and 2009.

Personnel Costs.  Personnel costs for the nine months ended September 30, 2010 increased by $12.6 million to $209.4 million from $196.8 million for the nine months ended September 30, 2009.  The increase was principally due to $4.9 million of additional personnel cost from acquired entities, $6.8 million related to merit increases and other compensation, and employee benefit costs of $0.9 million.

Other Operating Expenses.  Other operating expenses for the nine months ended September 30, 2010 increased by $4.4 million to $118.5 million from $114.1 million for the nine months ended September 30, 2009. The increase is due primarily to $1.7 million of additional operating costs from acquired entities, higher occupancy costs of $2.1 million, and $2.7 million of increases in other overhead costs, offset by a decrease in variable compensation expense of $1.7 million and decrease in bad debt expense of $0.4 million. Continued focus on cost management resulted in other operating costs as a percentage of net sales decreasing 50 basis points to 20.1% compared to 20.6% in the same period in the prior year.

Relocation Expenses. The Company has substantially completed the relocation of its corporate office from Bethesda, Maryland to Austin, Texas. During the nine months ended September 30, 2010, the Company incurred $9.2 million of employee separation and other costs and $5.0 million in lease termination costs related to the closing of the Bethesda, Maryland office.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2010 was $13.2 million versus $12.3 million for the nine months ended September 30, 2009. The increase is commensurate with the increase in fixed asset purchases over the last 12 months.

Income from Operations.  Income from operations decreased $7.3 million to $55.7 million for the nine months ended September 30, 2010, compared to $63.0 million in the nine months ended September 30, 2009, primarily due to nonrecurring expenses of $14.8 million consisting of corporate relocation and due diligence costs related to ACP.

Interest Expense.  Interest expense for the nine months ended September 30, 2010 was consistent with expenses in the same period in the previous year due to variable interest rates remaining approximately the same.

Provision for Income Taxes: The provision for income taxes for the nine months ended September 30, 2010 was $12.3 million or 37.3% of pre tax income, compared to $16.1 million or 40.0% of pre tax income for the same period in the prior year.  The decrease in the income tax provision is primarily due to lower taxable income along with a decrease in the effective tax rate.  The Company’s effective tax rate has benefited from the release of income tax reserves.

Net Income.  As a result of the above, the Company recorded net income of $20.7 million for the nine months ended September 30, 2010 compared to $24.2 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at September 30, 2010 was $239.1 million compared to $216.7 million at December 31, 2009. The increase in working capital is primarily due to an increase in inventory and other assets and the reduction in compensation accruals. Cash flow provided by operations was $38.9 million for the nine months ended September 30, 2010 compared to $46.1 million in the prior year. The reduced cash flow is primarily due to the build in inventory and other working capital. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof is 47 days, which is consistent with the prior year.

Net cash used in investing activities was $22.6 million for the nine months ended September 30, 2010 versus $14.9 million for the same period in the prior year.  Cash used in investing activities in the current period included $19.7 million related to the purchase of computer related assets, machinery and equipment, and leasehold improvements and $9.4 million related to acquisitions of patient-care centers. These amounts were offset by the sale of our auction rate securities, with proceeds totaling $6.5 million.

Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2010 versus $11.3 million for the same period in the prior year.  The decrease in cash used in financing activities was due to the repayment of the outstanding balance on the Company’s revolving credit facility of $15.3 million, as well as the timing of the repayments and borrowings related to the auction rate securities and line of credit.

Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$—	$—
Line of Credit	—	3,628
Term Loan	220,225	221,956
10 1/4% Senior Notes due 2014	175,000	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through October 2014	10,104	9,888
	405,329	410,472
Less current portion	(6,238)	(8,835)
	$399,091	$401,637

Revolving Credit Facility

The $75.0 million Revolving Credit Facility (the “Facility”) matures on May 26, 2011 and bears interest, at the Company’s option, at LIBOR plus 2.75% or a Base Rate (as defined in the credit agreement) plus 1.75%. The obligations under the Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries. The Company was notified by Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) that they were unable to continue their commitment under the Facility. LCPI’s total commitment was $17.8 million of our total $75.0 million dollar facility.  On October 23, 2009, Barclays Bank PLC replaced $10.0 million of the $17.8 million defaulted Lehman commitment under the Facility. The Facility requires compliance with various covenants including but not limited to a maximum total leverage ratio of 6.5 times EBITDA (as defined in the credit agreement) and a maximum annual capital expenditures limit of $50.0 million, plus an unused portion of such amount from the previous fiscal year.  As of September 30, 2010, the Company was in compliance with all such covenants and had $63.5 million available under the

Facility, net of LCPI’s remaining $7.8 million commitment and $3.7 million of outstanding letters of credit.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement.  The credit line was collateralized by our Indiana ARS and allowed the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value.  The Company had drawn $3.6 million, which was the maximum currently allowed under the agreement.  The credit line has no net cost to the Company as it bears interest in the amount equal to the income on the ARS. On July 1, 2010, the Company settled the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

Term Loan

The $230.0 million Term Loan matures on May 26, 2013 and requires quarterly principal and interest payments that commenced on September 30, 2006.  From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales or other events as defined in the credit agreement.  The obligations under the Term Loan are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s subsidiaries.  The Term Loan is subject to covenants that mirror those of the Revolving Credit Facility.  The Company secured, effective March 13, 2007, certain amendments to the Term Loan that included reducing the margin over LIBOR that the Company pays as interest under the existing Term Loan from 2.50% to 2.00%.  The Term Loan bears interest, at the Company’s option, at LIBOR plus 2.00% or a Base Rate (as defined in the credit agreement) plus 1.00%.  At September 30, 2010, the interest rate on the Term Loan was 2.26%.

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

Refinance

On November 2, 2010 we issued $200.0 million of 7 1/8% Senior Notes due 2018 and used a portion of the proceeds to retire the $175.0 million of 10 ¼% Senior Notes due 2014 and to pay approximately $14.3 million in fees related to the transaction, with the remainder to be used for general corporate purposes. The 7 1/8% Senior Notes are senior indebtedness and are guaranteed on a senior unsecured basis by all of our current and future domestic subsidiaries.  Interest is payable May 15th and November 15th of each year. In conjunction with this transaction, the Company will incur a loss on the extinguishment of the 10 ¼% Senior Notes of approximately $11.5 million.

During October, we entered into a non-binding commitment letter with a group of financial institutions to refinance and expand our credit facilities to provide the necessary funding to complete the acquisition of ACP. The new credit facilities will consist of up to a $100.0 million revolving credit facility and up to $325.0 million term loans. The Company expects to complete the refinancing during the fourth quarter of 2010, however no assurance can be made as to the Company’s ability to complete the transaction at acceptable terms. However, we believe that based on current levels of operations and anticipated growth, cash generated from operations will be sufficient for the foreseeable future to fund anticipated working capital, capital expenditures and to make required debt service payments. We will continue to evaluate potential acquisitions and expect to fund such acquisitions from our available sources of liquidity, as discussed above.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2010, the Company was in compliance with all covenants under these debt agreements.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2010 (unaudited):

Payments Due by Period

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt (1)	$2,203	$6,252	$5,728	$216,039	$175,107	$—	$405,329
Interest payments on long-term debt	11,799	25,984	23,762	20,768	8,972	—	$91,285
Operating leases	10,389	38,047	31,921	24,511	17,995	33,319	$156,182
Capital leases and other long-term obligations (2)	2,377	8,077	6,739	4,312	3,451	8,477	$33,433
Total contractual cash obligations	$26,768	$78,360	$68,150	$265,630	$205,525	$41,796	$686,229

(1) This does not reflect the effects of the refinancing.

(2) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

Off-Balance Sheet Arrangements

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of September 30, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.2 million that we expect to be fulfilled over the next three months.

Market Risk

The Company is exposed to the market risk that is associated with changes in interest rates.  At September 30, 2010, all our outstanding debt, with the exception of $70.2 million of the Term Loan and the Line of Credit, is subject to fixed interest rates (see Item 3 below).

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 10 ¼% Senior Notes, Term Loan, Subordinated Seller Notes, and Line of Credit.  As of September 30, 2010, we have cash flow exposure to the changing interest rates on $70.2 million of the Term Loan and the entire Line of Credit.  The other obligations have fixed interest or dividend rates.

In addition, in the normal course of business, we are exposed to fluctuations in interest rates.  From time-to-time, we execute LIBOR contracts to fix interest rate exposure for specific periods of time.  At September 30, 2010, we had one contract outstanding which fixed LIBOR at 2.26%, which expired on October 29, 2010.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%. The agreements expire in April 2011.

Presented below is an analysis of our financial instruments as of September 30, 2010 that is sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan and the Interest Rate Swap, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan	$1,674	$2,775	$3,876	$4,977	$6,078	$7,178	$8,279
Interest Rate Swap	6,975	6,225	5,475	4,725	3,975	3,225	2,475

	$8,649	$9,000	$9,351	$9,702	$10,053	$10,403	$10,754

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially effected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

We derived 41.3% and 40.5% of our net sales for the three months ended September 30, 2010 and 2009, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  For the nine months ended September 30, 2010 and 2009, we derived 40.9% and 41.0%, respectively, of our net sales from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other thirdparty payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices, and Arizona has recently enacted legislation limiting Medicaid orthotic eligibility for those over 21 years of age. This legislation does not become effective until October 1, 2010, and we are evaluating its impact on our business in Arizona. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban (‘‘CPIU’’) unless Congress acts to change or eliminate the adjustment. The Medicare price increases for 2010, 2009, 2008 and 2007 were 0.0%, 5.0%, 2.7% and 4.3%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (‘‘PPACA’’) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for 2011 will be based on the CPI-U percentage increase for the 12-month period ending with June 2010. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (‘‘the MFP Adjustment’’). MFP Adjustment may result in that percentage increase being less than zero for a year, and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: November 5, 2010	/s/Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2010	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2010	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)