Form 10-K
period 2010-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2011-03-11
CIK 722723

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 1-10670

HANGER ORTHOPEDIC GROUP, INC.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	84-0904275 (I.R.S. Employer Identification No.)
10910 Domain Drive, Suite 300, Austin, TX (Address of principal executive offices)	78758 (Zip Code)

         Registrant's phone number, including area code: (512) 777-3800

         Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $579,278,194

         As of February 28, 2011 the registrant had 33,366,100 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.    BUSINESS.

Business Overview

General

        The goal of Hanger Orthopedic Group, Inc. (the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient care centers in the United States and the largest dedicated distributor of O&P products in the United States. We operate in excess of 675 O&P patient care centers located in 45 states and the District of Columbia and five strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC ("Linkia"), manage an O&P network and develop programs to manage all aspects of O&P patient care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics and Accelerated Care Plus. Innovative Neurotronics ("IN, Inc.") introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus ("ACP") is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

        For the years ended December 31, 2010, 2009, and 2008, our net sales were $817.4 million, $760.1 million, and $703.1 million, respectively. We recorded net income of $21.4 million, $36.1 million, and $26.7 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

        We have three segments—patient care services, distribution, and therapeutic solutions. The following table summarizes the percentage of total revenue derived from each segment:

	For the year ended December 31,
	2010	2009	2008
Patient-care services	87.5%	88.3%	88.3%
Distribution	11.7%	11.6%	11.5%
Therapeutic solutions	0.8%	0.1%	0.2%

        See Note O to our consolidated financial statements contained herein elsewhere in this Annual Report on Form 10-K for financial information about our segments.

Industry Overview

        We provide goods and services to the O&P, post-acute, and other rehabilitation markets. We estimate that the O&P patient care market in the United States is approximately $2.6 billion, of which we account for approximately 27%, and the post-acute rehabilitation and other rehabilitation market is approximately $1.3 billion, of which we account for 5%. We commissioned a study over the past six to nine months which identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

        The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country's total estimated O&P patient care services revenue.

        The O&P services industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in incidence of disease, and the demands for new and advanced devices.

        We estimate the post-acute rehabilitation market to include approximately 15,000 skilled nursing facilities and to have a market potential of approximately $0.2 billion. We provide technologically advanced rehabilitation equipment and clinical programs to approximately 30% of the post-acute market. We estimate the broader rehabilitation markets, which include independent rehabilitation providers and providers in other post-acute settings, to be approximately $1.1 billion. We currently provide goods and services to very few customers in this portion of the market, however, we believe this market would benefit from our products and services.

Business Strategy

        Our goal is to be the provider of choice for products and services that enhance human physical capabilities. We focus on disciplined diversification of our revenue streams both within our traditional orthotic and prosthetics market and in complimentary and adjacent markets that expand our continuum of care. In addition, we continue to focus on gaining operational efficiencies and expanding the market share of our core businesses. We have implemented a strategy of disciplined diversification through internal efforts by developing business such as IN, Inc., Linkia, Dosteon, CARES, and in adjacent markets through the acquisition of SureFit and ACP.

        Our internal efforts focus on leveraging the resources and expertise of our core O&P patient care services business in order to provide additional products and services to our patients. IN, Inc. was created to bring innovative applications and product technology to market. IN, Inc.'s first two products are the WalkAide and V-Hold and both are good examples of bringing new products to the O&P market place. Our knowledge of the O&P market place enabled us to create Linkia, which is the only O&P provider network management service company that functions as a liaison between provider networks and third party health insurance companies. Linkia provides insurance payors with data and administrative services that allow these payors to provide higher quality more efficient care to their insureds; in return this solidifies our relationship with payors and allows us to negotiate favorable national or regional contracts. We continually assess market opportunities to identify additional opportunities to leverage our footprint and expertise beyond the traditional O&P market. We have identified and are piloting two new channels of revenue; CARES and Dosteon. CARES is a pilot program that works with hospital emergency rooms to provide a wide variety of orthotic and durable medical equipment ("DME") products, while Dosteon partners with physicians offices, such as orthopedic and vascular surgeons to provide for the postoperative needs of their patients. These pilot businesses, along with dedicated sales personnel, help us sell into markets not previously served by our traditional brick and mortar facilities. We are encouraged with the progress of these businesses and their ability to contribute to the growth of our patient care business.

        We continually look to diversify our revenue streams outside of our core O&P business. We have executed this through the acquisition of SureFit and ACP. SureFit, which is a part of our distribution business, expanded our continuum of care into the podiatry market by providing custom shoe inserts and shoes. ACP, which combined with IN, Inc., comprises our Therapeutic Solutions segment. Therapeutic Solutions provides the platform to expand into the post-acute and other rehabilitation markets by providing technologically advanced therapeutic equipment and related clinical protocols which enhance the productivity and outcomes of rehabilitative care. We also look to leverage the relationships we have with the rehabilitation providers in order to provide our traditional O&P offerings to their patients.

        It is also our goal to continue to provide superior patient care and be the most cost-efficient, full service, national O&P operator distributor. The key elements of our strategy to achieve this goal are to:

  •
  Improve our performance by:

  •
  investing in and developing new processes to improve the productivity of our practitioners and our distribution centers, including the use of scanning technology as well as development of a comprehensive electronic practice management system;

  •
  continuing periodic patient evaluations to gauge patient satisfaction as well as the functionality of their device;

  •
  improving the utilization and efficiency of administrative and corporate support services;

  •
  enhancing margins through continued consolidation of vendors and product offering; and

  •
  leveraging our market share to increase sales and improve pricing;

  •
  Increase our market share and net sales by:

  •
  continued marketing of Linkia to regional and national providers and contracting with national and regional managed care providers who we believe select us as a preferred O&P provider because of our reputation, national reach, density of the network and our ability to monitor quality and outcomes while reducing administrative expenses;

  •
  increasing the volume of our patient care business through enhanced comprehensive marketing programs aimed at referring physicians and patients. Our patient Evaluation Clinics program, allows patients to have their devices inspected and serviced if necessary. The program also informs them of technological improvements which may benefit them by further improving their mobility. Our "People in Motion" program also introduces potential patients to the latest O&P technology;

  •
  expanding the breadth of products being offered through our distribution segment and our patient care centers;

  •
  increasing the number of practitioners through our residency program; and

  •
  Selectively acquiring small and medium-sized O&P patient care service businesses and opening satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets;

Business Description

Patient Care Services

        As of December 31, 2010, we provided O&P patient care services through 678 patient-care centers and over 1,100 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or are candidates for formal certification, by the O&P industry certifying boards. A practitioner manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        In our orthotics business, we design, fabricate, fit and maintain a wide range of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients' lives, shorten the rehabilitation process and lower the cost of rehabilitation. Patients are referred to Hanger by an attending physician who determines a patient's treatment and writes a prescription. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient's needs.

        The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements, frequently using our digital imaging system (Insignia), of the patient's residual limb to ensure an anatomically correct fit. Prosthetic devices are custom fabricated and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the remainder are prefabricated but custom fit.

        Custom devices are fabricated by our skilled technicians using plaster castings, measurements and designs made by our practitioners and by utilization of our proprietary Insignia system. The Insignia system replaces plaster casting of a patient's residual limb with a computer generated image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities.

        To provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient-care centers. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly enhance the rehabilitation process. The quality of our services and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients and referring physicians.

Provider Network Management

        Linkia is the first provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia's network now includes approximately 1,000 O&P provider locations, including approximately 350 independent providers. As of December 31, 2010, Linkia had 43 contracts with national and regional providers.

Distribution Services

        We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 26,000 individual SKUs manufactured by more than 50 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

        Our distribution business enables us to:

  •
  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

  •
  reduce our patient-care center inventory levels and improve inventory turns;

  •
  perform inventory quality control;

  •
  encourage our patient-care centers to use clinically appropriate products that enhance our profit margins; and

  •
  coordinate new product development efforts with key vendor "partners".

        Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues, and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

Therapeutic Solutions

        We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through its subsidiaries IN, Inc. and ACP. IN, Inc. specializes in product development, principally in the field of functional electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc.'s first product, the WalkAide System ("WalkAide"), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. In November 2008, the Centers for Medicare and Medicaid Services ("CMS") overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009. IN, Inc. is conducting trials in its effort to gain additional coverage for stroke rehabilitation which represents the largest potential patient population. IN, Inc. anticipates that these trials will be completed by the end of 2011 with submission of data to CMS during 2012. In addition to reimbursement from Medicare and Medicaid, IN, Inc. has been working with commercial insurance companies and has had limited success in obtaining payment for the WalkAide device. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

        On December 1, 2010 we acquired ACP, which is the nation's leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. We have contracts to serve more than 4,000 skilled nursing facilities nationwide, including 22 of the 25 largest national providers. Our unique value proposition is to provide our customers with a full-service "total solutions" approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.

Reimbursement

        The principal reimbursement sources for our services are:

  •
  commercial and other, which consist of individuals, rehabilitation providers, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation programs and similar sources;

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

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.4%, 40.5%, and 39.7% of our net sales in 2010, 2009, and 2008, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban ("CPIU") unless congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2011, 2010, 2009, 2008, and 2007 were (0.1%), 0.0%, 5.0%, 2.7%, and 4.3%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

        We enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third-party payor. These contracts typically have a stated term of one to three years. These contracts generally may be terminated without cause by either party on 60 to 90 days' notice or on 30 days' notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered. Renewals can be impacted by competition from small independent O&P providers who from time to time will accept contracts with below market reimbursement in order to gain market share. We also enter into contracts with customers to provide rehabilitation technologies and integrated clinical programs. These contracts contain negotiated pricing and the term ranges from one to five years.

        Through the normal course of business, we receive patient deposits on devices not yet delivered. At December 31, 2010 and 2009, we had received $0.8 million and $0.9 million of deposits, respectively, from our patients.

Competitive Strengths

        We believe the combination of the following competitive strengths will help us in growing our businesses through an increase in our net sales, net income and market share:

  •
  Leading market position both in the O&P market place and in the post acute rehabilitation markets;

  •
  National scale of operations, which better enables us to:

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

  •
  History of successful integration of small and medium-sized O&P business acquisitions, including 89 O&P businesses since 1997, representing over 200 patient-care centers;

  •
  Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program located at the University of Connecticut;

  •
  Experienced and committed management team; and

  •
  Successful government relations efforts which enables us to:

  •
  Support our patients' efforts to pass "The Prosthetic Parity Act" in 19 states;

  •
  Increase Medicaid reimbursement levels in several states; and

  •
  Create the Hanger Orthopedic Political Action Committee (The Hanger PAC).

Suppliers

        In our O&P patient care businesses, we purchase prefabricated O&P devices, components and materials that our technicians use to fabricate O&P products from in excess of 400 suppliers across the country. These devices, components and materials are used in the products we offer in our patient-care centers throughout the country. Currently, only three of our third-party suppliers accounted for more than 5% of our total purchases. In addition, two of our purchased products accounted for a significant portion of total purchases from three of our existing suppliers. Our therapeutic solutions businesses purchase goods from a variety of suppliers, none of which accounted more than 5% of our total purchases.

Sales and Marketing

        In our O&P patient care businesses individual practitioners in local patient-care centers historically have conducted our sales and marketing efforts. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. In our distribution and therapeutic solutions businesses we employ dedicated sales professionals that generally are responsible for a geographic region or specific product line.

        In addition, we have developed a centralized marketing department the goal of which is to augment the efforts of the business segment personnel. In the case of our O&P businesses, this enables the practitioner to focus more of his or her efforts on patient care. Our sales and marketing effort targets the following:

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

Acquisitions

        In 2010, we acquired five O&P companies, operating a total of six patient care centers located in California, New York, Texas, and Utah. The aggregate purchase price for these O&P businesses was $10.6 million, and the expenses incurred by us were insignificant and are included in other operating expenses in the period incurred. During the fourth quarter, we completed the acquisition of ACP for a purchase price of approximately $157.8 million, and we incurred approximately $5.4 million of related expenses in connection with the acquisition. In 2009, we acquired seven O&P companies and one fabrication facility, operating a total of 23 patient care centers, located in California, Iowa, Nebraska, New York, Pennsylvania, and Washington. The aggregate purchase price for these O&P businesses was $16.6 million.

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

        Our therapeutic solutions businesses compete with other providers of equipment and services on a regional and national basis that have similar sales forces and products. We strive to differentiate our products with additional services such as clinical protocols and continuing education.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2010, we had an average of 4,273 employees. The following table summarizes our average number of employees for the year:

	Practitioners	Residents	Technicians	Administrative	Distribution	Corporate and Shared Services	Sales	Other	Total
Patient-care services	1,181	98	583	1,431	—	—	208	—	3,501
Distribution	—	—	—	—	228	—	—	—	228
Therapeutic solutions	—	—	—	—	—	72	182	—	254
Other	—	—	—	—	—	247	—	43	290

	1,181	98	583	1,431	228	319	390	43	4,273

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

        For a discussion of important risk factors affecting our business, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see "Item 1A—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and

Results of Operations" below. We do not have any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1A.    RISK FACTORS.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

        We derived 40.4%, 40.5%, and 39.7% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices, and Arizona has recently enacted legislation limiting Medicaid orthotic eligibility for those over 21 years of age. This legislation did not become effective until October 1, 2010, and we are evaluating its impact on our business in Arizona. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban ("CPIU") unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2011, 2010, 2009, 2008 and 2007 were (0.1%), 0.0%, 5.0%, 2.7% and 4.3%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 ("PPACA") changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity ("the MFP Adjustment"). The MFP Adjustment may result in that percentage increase being less than zero for a year, and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

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

We may not realize the expected benefits of the acquisition of Accelerated Care Plus.

        Our ability to realize the anticipated benefits of the acquisition of ACP will depend, in part, on our ability to successfully integrate our business with that of ACP, and we cannot assure you that the combination of the two companies will result in the realization of economic, operational and other benefits we anticipate. If we are unable to successfully implement our planned integration with ACP and realize the expected benefits from the acquisition, our results of operations and cash flows could be adversely affected.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

        We have substantial debt. As of December 31, 2010, we have approximately $508.7 million of total indebtedness and $96.8 million available on our Revolving Credit Facility.

        The level of our indebtedness could have important consequences to us. For example, our substantial indebtedness could:

  •
  make it more difficult for us to satisfy our obligations;

  •
  increase our vulnerability to adverse general economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have proportionately less debt;

  •
  make it more difficult for us to borrow money for working capital, capital expenditures, acquisitions or other purposes;

  •
  limit our ability to refinance indebtedness, or the associated costs may increase; and

  •
  expose us to the risk of increased interest rates with respect to that portion of our debt that has a variable rate of interest.

Our Website

        Our website is http://www.hanger.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (i.e. Forms 3, 4 and 5), proxy statements, and other documents as required by applicable law and regulations as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee and Quality and Technology Committee of our Board of Directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial and accounting officers; as well as our Corporate Governance Guidelines. Information contained on our website is not part of this report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        As of December 31, 2010, we operated 678 patient-care centers and facilities in 45 states and the District of Columbia. We own 15 buildings that house a patient-care center. The remaining centers are occupied under leases expiring between the years of 2011 and 2021. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

        The following table sets forth the number of our patient-care centers located in each state as of December 31, 2010:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	11	Louisiana	15	North Carolina	13
Arizona	42	Maine	5	North Dakota	2
Arkansas	5	Maryland	10	Ohio	33
California	71	Massachusetts	8	Oklahoma	11
Colorado	23	Michigan	5	Oregon	12
Connecticut	9	Minnesota	6	Pennsylvania	29
Delaware	1	Mississippi	11	South Carolina	15
District of Columbia	1	Missouri	19	South Dakota	1
Florida	51	Montana	5	Tennessee	14
Georgia	34	Nebraska	10	Texas	33
Illinois	22	Nevada	6	Utah	4
Indiana	11	New Hampshire	2	Virginia	9
Iowa	9	New Jersey	8	Washington	18
Kansas	14	New Mexico	7	West Virginia	7
Kentucky	10	New York	31	Wisconsin	12
				Wyoming	3

        We also lease distribution facilities in Texas, California, Georgia, Florida, and Pennsylvania. In January 2010, we signed a lease agreement and relocated our corporate headquarters to Austin, TX in August 2010. Substantially all of our owned properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS.

        We are subject to legal proceedings and claims which arise in the ordinary course of its business, including additional payments under business purchase agreements. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of our operations.

        We are in a highly regulated industry and receives regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to our billing activities. To date these inquiries have not resulted in material liabilities, but no assurance can be given that future regulatory agencies' inquiries will be consistent with the results to date or that any discrepancies identified during a regulatory review will not have a material adverse effect on the our consolidated financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Thomas F. Kirk	65	President and Chief Executive Officer
Richmond L. Taylor	62	Executive Vice President, President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc.
Ron N. May	64	Executive Vice President, President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
George E. McHenry	58	Executive Vice President, Secretary, and Chief Financial Officer
Vinit K. Asar	44	Executive Vice President and Chief Growth Officer
Thomas E. Hartman	48	Vice President and General Counsel
Thomas C. Hofmeister	44	Vice President and Chief Accounting Officer
Walt Meffert	44	Vice President and Chief Information Officer
Sam Reimer	41	Vice President and Treasurer
Andrew Morton	45	Vice President, Human Resources

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

        George E. McHenry has been our Executive Vice President and Chief Financial Officer since October 2001 and our Secretary since 2004. From 1987 until he joined us in October 2001, Mr. McHenry served as Executive Vice President, Chief Financial Officer and Secretary of U.S. Vision, Inc., an optical company with 600 locations in 47 states. Prior to joining U.S. Vision, Inc., he was employed principally as a Senior Manager by the firms of Touche Ross & Co. (now Deloitte & Touche) and Main Hurdman (now KPMG LLP) from 1974 to 1987. Mr. McHenry is a Certified Public Accountant and received a Bachelor of Science degree in accounting from St. Joseph's University.

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

        Thomas C. Hofmeister joined us in October of 2004 as our Vice President of Finance and Chief Accounting Officer and was previously employed as the Chief Financial Officer of Woodhaven Health Services from October 2002 through October 2004. Prior to that, Mr. Hofmeister served as Senior Vice President and Chief Accounting Officer of Magellan Health Services, Inc. from 1999 to 2002; Controller of London Fog Industries, Inc. from 1998 to 1999 and Vice President and Controller of Pharmerica, Inc. from 1995 to 1998. Mr. Hofmeister was also employed as a senior manager at KPMG Peat Marwick from 1988 to 1995. Mr. Hofmeister holds a B.S. degree in accounting from Mount Saint Mary's University.

        Walt Meffert joined Hanger as Vice President and Chief Information Officer in April 2010. Mr. Meffert was previously the Senior Vice President & Chief Technology Officer for Apria Healthcare since December of 2008. Concurrently Mr. Meffert also served as Senior Vice President & Chief Information Officer for Coram, Inc. since November 2005. As the CTO/CIO at Apria Healthcare and Coram, Inc. he directed all production infrastructures and business applications supporting over 700 branches and five main business lines in addition to providing IT oversight and alignment for Apria's Global IT service delivery. Before joining Apria Healthcare/Coram Inc., Mr. Meffert Served as Senior Vice President & Chief Information Officer for NeighborCare. Mr. Meffert served as Chief Technology Officer for Register.com, a leading provider of global domain name registration and Internet services from November 2001 to April 2004; Vice President of Enterprise Application Engineering at the creative software development company, Macromedia from October 1999 to November 2001; Director of Electronic Commerce—Internet Center at Bell Atlantic from January 1998 to October 1999; various leadership positions at The General Electric Company including the leading of the Internet Consulting and Systems Integration teams from 1990 to 1998. Mr. Meffert is a graduate of the renowned GE Edison Engineer program. Mr. Meffert holds a Bachelor of Science degree in Computer Science from the University of Maryland, Baltimore County and a Master of Science in Computer Science degree from John Hopkins University.

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

        Andrew C. Morton joined us as our Vice President Human Resources in June 2010. Mr. Morton joined Hanger from Freescale Semiconductor since 2006 in two capacities; first as Vice President Talent and Corporate Services, and then Vice President Human Resources Supply Chain. From 1992 to 2006 Mr. Morton worked at IBM and held various global field and corporate HR executive roles of increasing responsibility across its software, hardware and sales businesses. Mr. Morton has a B.S. degree in Finance from the University of Colorado at Boulder, and an MBA from Syracuse University. In between degrees he worked for Baxter Healthcare in Finance roles from 1988 to 1989.

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2010	High	Low
First Quarter	$19.22	$13.57
Second Quarter	19.31	16.57
Third Quarter	19.01	13.05
Fourth Quarter	21.68	14.69

Year Ended December 31, 2009	High	Low
First Quarter	$16.08	$11.32
Second Quarter	15.37	11.14
Third Quarter	14.95	12.28
Fourth Quarter	14.63	13.27

Holders

        At February 28, 2011 there were approximately 302 holders of record of 33,366,100 shares of our outstanding common stock.

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

Equity Compensation Plans

        The following table sets forth information as of December 31, 2010 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by security holders	514,591	$13.08	2,357,290
Not approved by security holders	376,000	5.98	N/A

Total	890,591		2,357,290

Sales of Unregistered and Registered Securities

        One December 1, 2010, in connection with the closing of our acquisition of ACP, we sold an aggregate of 488,112 shares of our common stock to four senior officers of ACP for an aggregate purchase price of $7,355,847. The sale was exempt from registration under the Securities Act of 1933 ("Securities Act") pursuant to Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

        During the year ended December 31, 2010, we made no repurchases of our common stock.

STOCK PERFORMANCE CHART

        The annual changes in the cumulative total shareholder return on Hanger's common stock for the five-year period shown in the graph shown below are based on the assumption that $100 had been invested in Hanger common stock, the Standard & Poor's 500 Stock Index, the Standard & Poor's Small Cap Stock Index, the Russell 2000 Stock Index and a company determined peer group index on December 31, 2005, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2010.

        The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the "Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

	2005	2006	2007	2008	2009	2010
Hanger Orthopedic Group, Inc.	$100.00	$131.88	$192.86	$254.18	$242.25	$371.18
S & P 500	$100.00	$115.79	$122.16	$76.97	$97.33	$112.00
S&P SmallCap 600	$100.00	$115.12	$114.78	$79.11	$99.34	$125.47
RUSSELL 2000	$100.00	$118.37	$116.51	$77.14	$98.10	$124.44
Peer Group Only	$100.00	$95.95	$95.27	$64.95	$101.93	$123.37
Peer Group + HANGER	$100.00	$98.80	$102.76	$79.54	$108.73	$138.80

        Assumes $100 invested on December 31, 2005.

(1)
Total return assumes reinvestment of dividends and based on market capitalization.

(2)
Fiscal year ending December 31.

(3)
The four issuers of common stock included in the peer group index are Odyssey Healthcare, Inc., Continucare Corp., RehabCare Group, Inc. and MedCath Corp.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

	Year Ended December 31,
Statement of Operations Data:	2010	2009	2008	2007	2006
(In thousands, except per share amounts)
Net sales	$817,379	$760,070	$703,129	$637,350	$598,766
Cost of goods sold—materials	247,565	228,295	210,323	184,625	180,462
Personnel costs	284,095	264,581	248,234	225,012	210,422
Other operating expenses	163,673	160,355	149,661	143,857	130,773
Relocation expenses(1)	16,444	—	—	—	—
Acquisition expenses(2)	5,414	—	—	—	—
Depreciation and amortization	18,809	16,319	17,183	15,876	14,670

Income from operations	81,379	90,520	77,728	67,980	62,439
Interest expense	30,340	30,693	32,549	36,987	38,643
Loss (gain) from interest rate swap(3)	1,610	(167)	738	—	—
Extinguishment of debt	13,985	—	—	—	16,953

Income before taxes	35,444	59,994	44,441	30,993	6,843
Provision for income taxes	14,009	23,901	17,695	11,726	3,409

Net income	21,435	36,093	26,746	19,267	3,434
Preferred stock dividends and accretion(4)	—	—	5,670	1,665	7,518

Net income (loss) applicable to common stock	$21,435	$36,093	$21,076	$17,602	$(4,084)

Basic Per Common Share Data
Net income (loss)	$0.66	$1.15	$0.81	$0.78	$(0.19)

Shares used to compute basic per common share amounts	32,238	31,384	25,930	22,476	21,981

Diluted Per Common Share Data
Net income (loss)	$0.65	$1.13	$0.78	$0.64	$(0.19)

Shares used to compute diluted per common share amounts	32,888	32,068	27,091	30,257	21,981

(1)
During 2010, the Company relocated its corporate headquarters from Bethesda, Maryland to Austin, Texas. The cost incurred included employee separation, relocation costs, and lease termination costs.

(2)
During 2010, the Company completed the acquisition of ACP for $157.8 million and incurred legal, professional, and other deal-related expenses. Expenses related to other acquisitions were insignificant and recorded as part of other operating expenses.

(3)
During 2009 and 2008, the (gain) loss from interest rate swap results from the ineffective portions of the swap that occurred during the year. In 2010, the Company was required to terminate its interest rate swaps in conjunction with refinancing of the debt, resulting in a $1.6 million charge to interest expense.

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

	Year Ended December 31,
Balance Sheet Data:	2010	2009	2008	2007	2006
(In thousands)
Cash and cash equivalents	$36,308	$84,558	$58,413	$26,938	$23,139
Working capital	185,799	216,664	200,248	165,794	157,208
Total assets	1,061,479	875,036	813,750	759,683	719,122
Total debt	508,684	410,472	422,324	410,892	410,624
Redeemable convertible preferred stock	—	—	—	47,654	47,654
Shareholders' equity	364,427	315,893	266,866	190,538	167,677

	Year Ended December 31,
Other Financial Data:	2010	2009	2008	2007	2006
(In thousands)
Capital expenditures	$30,593	$21,270	$19,330	$20,129	$12,827
Net cash provided by (used in):
Operating activities	$56,542	$73,131	$53,220	$51,687	$24,037
Investing activities	(185,975)	(34,152)	(30,168)	(42,096)	(13,212)
Financing activities	81,183	(12,834)	8,423	(5,792)	4,393

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

Overview

        The goal of Hanger Orthopedic Group, Inc. (the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient care centers in the United States and the largest dedicated distributor of O&P products in the United States. We operate in excess of 675 O&P patient care centers located in 45 states and the District of Columbia and five strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC ("Linkia"), manage an O&P network and develop programs to manage all aspects of O&P patient care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics and Accelerated Care Plus. Innovative Neurotronics ("IN, Inc.") introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus ("ACP") is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

        We have increased our net sales during the past two years through organic growth, acquisitions & opening of new patient care centers, increased distribution revenues though targeted sales efforts and increased product offerings, and continued growth in revenue associated with the Linkia contracts. Our operations include three reportable segments—patient-care, distribution, and therapeutic solutions.

  Patient Care

        As of December 31, 2010, we provided O&P patient care services through 678 patient-care centers and over 1,100 practitioners in 45 states and the District of Columbia. For the years ended December 31, 2010 and 2009, net sales attributable to our patient-care services were $714.7 million and $670.4 million, respectively.

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

  Distribution Services

        We distribute O&P components to our customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. For the year ended December 31, 2010, 36.1% or approximately $95.5 million of SPS' distribution sales were to third-party O&P services providers, and the balance of approximately $168.8 million represented intercompany sales to our patient-care centers. SPS maintains in inventory approximately 26,000 individual SKUs manufactured by more than 50 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

        Our distribution business enables us to:

  •
  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

  •
  reduce our patient-care center inventory levels and improve inventory turns;

  •
  perform inventory quality control;

  •
  encourage our patient-care centers to use clinically appropriate products that enhance our profit margins; and

  •
  coordinate new product development efforts with key vendor "partners".

        Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues, and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

  Therapeutic Solutions

        We provide therapeutic solutions to the O&P and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. IN, Inc. specializes in product development, principally in the field of functional electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc.'s first product, the WalkAide System, has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. In November 2008, the Centers for Medicare and Medicaid Services ("CMS") overturned a non-coverage decision and assigned a specific E-code to the WalkAide, which is reimbursable for beneficiaries with foot drop due to incomplete spinal cord injuries. The code was effective January 1, 2009. IN, Inc. is conducting trials in its effort to gain additional coverage for stroke rehabilitation which represents the largest potential patient population. IN, Inc. anticipates that these trials will be completed by the end of 2011 with submission of data to CMS during 2012. In addition to reimbursement from Medicare and Medicaid, IN, Inc. has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

        On December 1, 2010 we acquired ACP, which is the nation's leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. We have contracts to serve more than 4,000 skilled nursing facilities nationwide, including 22 of the 25 largest national providers. Our unique value proposition is to provide our customers with a full-service "total solutions" approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.

Results and Outlook

        Net sales for the year ended December 31, 2010 increased by $57.3 million, or 7.5%, to $817.4 million from $760.1 million for the year ended December 31, 2009. The sales increase was principally the result of a $30.4 million, or 4.6%, increase in same-center sales in the patient care centers, a $7.5 million, or 8.5%, increase in sales of our distribution segment, $5.5 million in sales from the therapeutic solutions segment and a $13.9 million increase principally related to sales from acquired patient care entities.

        Income from operations and net income applicable to common stock were $81.4 million and $21.4 million, respectively, in 2010 compared to $90.5 million and $36.1 million, respectively, in the prior year. During 2010 we incurred expenses which reduced income from operations by $21.8 million and net income by $25.1 million, net of tax. These costs include operating expenses of $16.4 million to relocate corporate headquarters from Bethesda, Maryland to Austin, Texas, and $5.4 million of costs related to the acquisition of ACP, and non-operating expenses of $14.0 million related to early extinguishment of debt, and $1.6 million to terminate the interest rate swaps tied to our extinguished debt instruments. During the fourth quarter of 2010, in conjunction with the ACP acquisition, we refinanced and expanded our credit facilities by issuing $200.0 million of Senior Notes due November 2018, borrowing $300.0 million under a Term Loan Facility due December 2016, and establishing a $100.0 million revolving credit facility due December 2015. We used proceeds from these offerings and cash on hand to acquire ACP. Our cash flow from operations decreased from $73.1 million in 2009 to $56.5 million in 2010 primarily due to costs incurred in the relocation of corporate headquarters, the acquisition of ACP, and the termination of the interest rate swaps.

        As of December 31, 2010, $300.0 million, or 59.0%, of our total debt of $508.7 million was subject to variable interest rates. We had total liquidity of $133.1 million, comprised of $36.3 million of cash and $96.8 million available under our revolving credit facility at December 31, 2010. We believe that we have sufficient liquidity to conduct our normal operations and fund its acquisition plans through 2011.

        For 2011, we expect revenues to be between $945 million and $955 million which would result in growth of 15.6% to 16.8% compared to 2010. We also expect diluted EPS for 2011 to be in the range of $1.63 to $1.68. We expect to improve operating margins by 20 - 40 basis points and to generate cash flow from operations of $85 million to $90 million. We also plan to invest $40 million to $50 million in new capital additions to fund our core business, including ACP's continued expansion and development of a comprehensive electronic practice management system.

Critical Accounting Policies and Estimates

        Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that we believe are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note B to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

  •
  Revenue Recognition:  Revenues in our patient care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in our therapeutic solutions are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with our customers.

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

    As part of our preauthorization process with payors, we validate our ability to bill the payor for the service we are providing before we deliver the device. Subsequent to billing for our devices and services, there may be problems with pre-authorization or other insurance coverage issues with payors. If there has been a lapse in coverage, the patient is financially responsible for the charges related to the devices and services received. If we do not collect from the patient, a bad debt expense is recognized.

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

    On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectibility of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account's net realizable value is estimated after considering the customer's payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, we may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In cases where valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

    The following represents the composition of our accounts receivable balance by payor:

December 31, 2010	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Commercial and other	$59,827	$9,000	$8,439	$77,266
Private pay	7,088	2,304	1,324	$10,716
Medicaid	11,331	2,019	2,276	$15,626
Medicare	25,522	2,330	1,777	$29,629
VA	1,491	432	148	$2,071

	$105,259	$16,085	$13,964	$135,308

December 31, 2009	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Commercial and other	$52,768	$9,862	$5,587	$68,217
Private pay	3,543	2,061	1,564	$7,168
Medicaid	9,929	2,177	1,382	$13,488
Medicare	22,624	1,796	1,316	$25,736
VA	1,087	240	71	$1,398

	$89,951	$16,136	$9,920	$116,007

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

    At our distribution segment, a perpetual inventory is maintained. We adjust our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold—materials.

  •
  Fair Value:  Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements and disclosures, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The authoritative guidance requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

    Effective January 1, 2008, we adopted the authoritative guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

    Effective January 1, 2009, we adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, noting no impact to our consolidated financial statements.

  •
  Investments:  Trading securities consisted of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on our consolidated balance sheets. We continually evaluate whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

    Our investments consisted of two auction rate securities ("ARS") totaling $7.5 million of par value, $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 ("Indiana ARS") and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes ("Primus ARS"). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. Our ARS were reported at fair value at December 31, 2009, and during 2010 both ARSs were sold.

    The fair values of our ARS were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs are not observable in an active market, they are classified as Level 3 inputs under the fair value accounting rules discussed above under "Fair Value".

    As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses of $0.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively, related to the Primus ARS. These losses are reflected in accumulated other comprehensive loss on our consolidated balance sheets. The unrealized losses recognized during the years ended December 31, 2009 and 2008, represent the change in fair value of the auction rate securities. The fair value of the Primus ARS of $1.4 million and $1.5 million as of December 31, 2009 and 2008, respectively, was classified as other long term assets. During 2009, an other-than-temporary impairment ("OTTI") credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009. This credit loss reduced the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009.

    In May 2010, we sold our investment in the Primus ARS for $1.5 million in cash proceeds. We recognized a loss on the sale of the auction rate securities of $0.2 million, which is the difference between the amortized cost basis of $1.7 million and the cash proceeds of $1.5 million received from the sale of the Primus ARS. The loss was reported in other expense on our income statement.

    On November 4, 2008, we agreed to accept Auction Rate Security Rights ("the Rights") related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permitted us to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. We elected to classify the Rights and our investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

    On July 1, 2010, we exercised our right to put the ARS back to UBS at par value of $5.0 million. The $5.0 million proceeds were received on July 1, 2010. As part of the settlement, we closed out a $3.6 million line of credit with UBS that we obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million. As of December 31, 2009, we determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million.

    An OTTI charge of approximately $1.0 million was recognized during the year ended December 31, 2008 due to the reclassification of the Indiana ARS from available for sale to trading securities. Recordation of the Rights asset resulted in a gain of $1.0 million during the year ended December 31, 2008. As of December 31, 2009, we determined the fair value of the Rights was $0.3 million and the fair value of the ARS was $4.7 million, while the fair values of the ARS and the Rights as of December 31, 2008 were $4.0 million and $1.0 million, respectively. The change in the fair value of the Rights and the ARS for the year ended December 31, 2009 are reflected as components of earnings.

  •
  Interest Rate Swaps:  Prior to December 2010, we utilized interest rate swaps to manage our exposure to interest rate risk associated with our variable rate borrowings. The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. In accordance with the authoritative guidance, we designated the interest rate swaps as cash flow hedges of variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness were recognized in earnings.

    In May 2008, we entered into two interest rate swap agreements under which $150.0 million of our variable rate term loans were converted to a fixed rate of 5.4%. The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows we is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. As of December 31, 2008, liabilities from the interest rate swaps were $7.2 million, with $3.7 million reported in accrued expenses, with the remainder reported in other liabilities. Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. As of December 31, 2009, liabilities from the interest rate swaps were $5.3 million, with $4.4 million reported in accrued expenses, and the remainder reported in other liabilities. Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million of the decline was related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets.

    On December 1, 2010, we were required to terminate the interest rate swaps due to refinancing of the credit facilities. We incurred a loss of $1.6 million, which is recorded in loss/(gain) from interest rate swap on the consolidated income statement.

  •
  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset. As of October 1, 2010, there were no indicators of impairment as the fair value of the reporting units is substantially in excess of their carrying value.

  •
  Income taxes:  We are required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

    We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than

    50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

    Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on the income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods.

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

	2010	2009
Discount rate	4.75%	5.50%
Average rate of increase in compensation	3.00%	3.25%

    We believe the assumptions used are appropriate. However, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

        In January 2010, the FASB issued additional authoritative guidance for fair value measurements and disclosures. This includes the disclosure of significant transfers in and out of Level 1 and 2 measurements and describing the reasons for the transfers, reporting of information separately for purchases, sales, issuances, and settlements within Level 3 measurements, level of disaggregation, and input and valuation techniques. The additional authoritative guidance, except for the reporting of information within Level 3 measurements was effective January 1, 2010. The adoption of the additional guidance on January 1, 2010 did not have a material impact on our consolidated financial statements. The additional authoritative guidance for the reporting of activity for purchases, sales, issuances, and settlements within Level 3 measurements is effective January 1, 2011. We believe the impact of the additional authoritative guidance for fair value measurements and disclosures for Level 3 measurements will not have a material impact on our consolidated financial statements.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold—Materials	30.3	30.0	29.9
Personnel Costs	34.8	34.9	35.3
Other operating expenses	20.0	21.1	21.3
Relocation expenses	2.0	—	—
Acquisition expenses	0.7	—	—
Depreciation and amortization	2.3	2.1	2.4

Income from operations	9.9	11.9	11.1
Interest expense	3.7	4.0	4.7
Extinguishment of debt	1.7	—	—
Loss (gain) from interest rate swap	0.2	—	(0.1)

Income before taxes	4.3	7.9	6.3
Provision for income taxes	1.7	3.2	2.5

Net income	2.6	4.7	3.8

Year-ended December 31, 2010 compared with the year ended December 31, 2009

        Net Sales.    Net sales for the year ended December 31, 2010 increased by $57.3 million, or 7.5%, to $817.4 million from $760.1 million last year. The sales increase was principally the result of a $30.4 million, or 4.6%, increase in same-center sales in the patient care centers, a $7.5 million, or 8.5%, increase in sales of our distribution segment, $5.5 million in sales from the therapeutic solutions segment and a $13.9 million increase principally related to sales from acquired patient care entities.

        Cost of Goods Sold—Materials.    Cost of goods sold—materials for the year ended December 31, 2010 was $247.6 million, an increase of $19.3 million, or 8.4%, over $228.3 million for the same period in the prior year. The increase was the result of the growth in sales. Cost of goods sold—materials as a percentage of net sales increased to 30.3% in 2010 from 30.0% in 2009. The increase in cost of goods sold—materials as a percentage of sales resulted from a change in revenue mix within our patient-care centers and increased sales in our distribution business, which have higher materials costs and, to a lesser extent, increased from materials costs at the patient care centers.

        Personnel Costs.    Personnel costs for the year ended December 31, 2010 increased by $19.5 million to $284.1 million from $264.6 million for the year ended December 31, 2009. The increase of $19.5 million from the prior year is due primarily to $9.1 million related to merit increases and other compensation, $8.0 million from acquired entities, and a $2.4 million increase in employee benefit cost. As a percentage of net sales, personnel costs have decreased by 10 basis points compared to the same period in the prior year.

        Other Operating Expenses.    Other operating expenses for the year ended December 31, 2010 increased by $3.3 million to $163.7 million from $160.4 million for the year ended December 31, 2009. The increase is due primarily to $3.0 million increase in expenses from acquired entities and $0.3 million increase in other operating expenses. Other operating expenses as a percentage of net sales decreased 110 basis points to 20.0% compared to the same period in the prior year.

        Relocation Expenses.    We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas. During the year ended December 31, 2010, we incurred $16.4 million in relocation costs, of which $5.8 million was from lease termination costs related to the closing of the Bethesda, Maryland office. The remainder relates to employee relocation and separation costs. We anticipate incurring additional costs into 2011 as employees finalize their relocation.

        Acquisition Expenses.    We acquired ACP and incurred acquisition costs of $5.4 million related to the transaction, consisting of $3.3 million in legal and advisor fees and $2.1 million of stock-based compensation.

        Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2010 was $18.8 million versus $16.3 million for the year ended December 31, 2009. The increase is commensurate with the increase in fixed asset purchases over the last 12 months and the acquisition of ACP.

        Income from Operations.    Income from operations decreased $9.1 million to $81.4 million for the year ended December 31, 2010 compared to $90.5 million in the year ended December 31, 2009 primarily due to nonrecurring expenses of $21.8 million consisting of corporate relocation and costs related to the acquisition of ACP, offset by increased sales.

        Interest Expense.    Interest expense for the year ended December 31, 2010 decreased slightly to $30.3 million compared to $30.7 million for the year ended December 31, 2009, primarily due to lower variable interest rates.

        Extinguishment of Debt.    In November and December 2010, we completed the refinancing of substantially all our outstanding debt. In conjunction with this transaction, a $14.0 million loss on extinguishment of debt was recorded during the fourth quarter.

        Loss on Interest Rate Swaps.    We incurred a $1.6 million charge to terminate the interest rate swaps. We were required to terminate the swaps in conjunction with refinancing our credit facilities.

        Provision for Income Taxes.    An income tax provision of $14.0 million was recognized for the year ended December 31, 2010 compared to $23.9 million for the same period of the prior year. The decrease in the income tax provision is primarily due to lower pre-tax earnings and to a lesser extent lower state income tax rates. Our effective tax rate in 2010 has benefited from the release of $1.2 million in income tax reserves and other discrete items.

        Net Income.    Net income applicable to common stock for year ended December 31, 2010 decreased to $21.4 million, or $0.65 per diluted share, compared to net income applicable to common stock of $36.1 million, or $1.13 per diluted share, for the year ended December 31, 2009. The current period decreased over the same period in the prior year due mainly to corporate office relocation expenses, costs to acquire ACP, the extinguishment of debt, and the loss on the termination of the interest rate swaps.

Year-ended December 31, 2009 compared with the year ended December 31, 2008

        Net Sales.    Net sales for the year ended December 31, 2009 increased by $57.0 million, or 8.1%, to $760.1 million from $703.1 million last year. The sales increase was principally the result of a $29.6 million, or 4.9%, increase in same-center sales in our patient care centers, a $7.3 million, or 9.1%, increase in sales of our distribution segment and a $20.1 million increase principally related to sales from acquired entities.

        Cost of Goods Sold—Materials.    Cost of goods sold—materials for the year ended December 31, 2009 were $228.3 million, an increase of $18.0 million, or 8.6%, over $210.3 million for the same period in the prior year. The increase was the result of the growth in sales. Cost of goods sold—materials as a percentage of net sales increased to 30.0% in 2009 from 29.9% in 2008. The increase in cost of goods sold—materials as a percentage of sales resulted from an increase in sales of the distributions business which have higher materials costs and, to a lesser extent, from increased materials costs at the patient care centers.

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

        Interest Expense.    Interest expense for the year ended December 31, 2009 decreased to $30.7 million compared to $32.5 million for the year ended December 31, 2008, primarily due to lower variable interest rates.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows

        Our working capital at December 31, 2010 was $185.8 million compared to $216.7 million at December 31, 2009. The decrease in working capital is primarily due to the decrease in cash used in the purchase of ACP. Days sales outstanding ("DSO"), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2010 increased to 52 days compared to 50 days for the same period last year. The increase in DSO was due to the changes in payor mix. Net cash provided by operating activities was $56.5 million for the year ended December 31, 2010, compared to $73.1 million in the prior year. The decrease in current year operating cash flows resulted primarily from cash paid related to the acquisition costs of ACP, the relocation of corporate headquarters, the termination of the interest rate swaps, and to a lesser extent increased DSO and inventory.

        Net cash used in investing activities was $186.0 million for the year ended December 31, 2010 compared to $34.2 million in the prior year. In 2010, 2009, and 2008, we invested $30.6 million, $21.3 million, and $19.3 million, respectively, in improvements to our patient care centers and in upgrades to our computer hardware and software. In 2010, we acquired five O&P companies operating a total of six patient care centers at an aggregate purchase price of $10.6 million, and we completed the acquisition of ACP for a purchase price of approximately $157.8 million. The ACP acquisition was funded using cash on hand and a portion of the proceeds from the debt refinancing discussed below. In 2009, we acquired seven O&P companies and one fabrication facility, operating a total of 23 patient care centers for an aggregate purchase price of $16.6 million. We acquired 13 orthotic and prosthetic companies in 2008. Additionally, in 2009, we invested $2.0 million in company owned life insurance policies which cover the executives and certain management of the Company, whereby the Company is the beneficiary. Net cash used in investing activities in 2010 was offset by the sale of our auction rate securities, with proceeds totaling $6.5 million.

        Net cash provided by/(used in) financing activities was $81.2 million, ($12.8) million, and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2008 cash from financing activities included borrowings under the revolving credit facility which were repaid in 2009. In 2008 and 2009, we made required repayments of seller notes and term loans, as well as received proceeds from common stock related to employee stock compensation plans. During 2010 we: (i) refinanced our credit facilities (see further description below under the heading "Debt"); (ii) sold 0.4 million shares of common stock with proceeds of $7.4 million to executives of ACP in connection with the closing of the ACP acquisition; (iii) paid off the $3.6 million line of credit related to the auction rate securities; and (iv) made scheduled repayments of seller notes of $3.8 million; and (v) $5.0 million of proceeds from issuance of stock under employee stock compensation plans.

Debt

        The following summarizes our debt balance at December 31:

(In thousands)	2010	2009
Revolving Credit Facility	$—	$—
Line of Credit	—	3,628
Term Loan	300,000	221,956
7 1/8% Senior Notes due 2018	200,000	—
10 1/4% Senior Notes due 2014	—	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.25%, maturing through November 2018	8,684	9,888

	508,684	410,472
Less current portion	(7,006)	(8,835)

	$501,678	$401,637

Refinancing

        During the fourth quarter of 2010, we refinanced our credit facilities though the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, borrowing $300.0 million under a Term Loan Facility maturing in 2016, and established a $100.0 million revolving credit facility maturing in December 2015. We recorded a $14.0 million charge relate to the early extinguishment of the debt comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire our outstanding 10 1/4% Senior notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the term loan under our existing credit facility; (iii) pay $16.9 million in debt issuance costs; and (iv) $78.2 million for general corporate purposes, including the acquisition of ACP. In conjunction with the refinancing, we incurred a $1.6 million charge because we were contractually obligated to terminate interest rate swap agreements associated with our existing credit facility.

Revolving Credit Facility

        Our $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the credit agreement), and includes a 1.5% LIBOR floor. The obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries' shares, all of our assets, and all the assets of our subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.00:1.00 until September 30, 2011, 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, 4.00:1.00 from October 1, 2012 to September 30, 2013, and 3.75:1.00 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year's allowance if not expended in the fiscal year for which it is permitted. At December 31, 2010, we were in compliance with these covenants. As of December 31, 2010, we have not drawn on the Revolving Credit Facility and have $96.8 million available under that facility. Availability under our Revolving Credit Facility is net of standby letters of credit of approximately $3.2 million.

Line of Credit

        On April 6, 2009, we obtained a collateralized line of credit from UBS in conjunction with the Rights agreement. The credit line was collateralized by our Indiana ARS and allowed us to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value. We had drawn $3.6 million, which was the maximum allowed under the agreement. The credit line had no net cost to us as interest expense was equal to the income on the ARS. On July 1, 2010, we settled the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

Term Loan Facility

        Our $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly payments commencing March 31, 2011. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales, or other events as defined in the credit agreement. The Term Loan Facility bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the credit agreement), and includes a 1.5% LIBOR floor. At December 31, 2010, the interest rate on the Term Loan Facility was 5.25%. The obligations under the Term Loan Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries' shares, all of our assets, and all the assets of our subsidiaries. The Term Loan Facility is subject to covenants that mirror those of the Revolving Credit Facility, and as of December 31, 2010, we were in compliance with these covenants.

7 1/8% Senior Notes

        Our 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of our current and future material domestic subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

        On or prior to November 15, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date. On or after November 15, 2014, we may redeem all or from time to time a part of the notes upon not less than 30 not more than 60 days' notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At December 31, 2010, we were in compliance with all covenants under these debt agreements.

General

        We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. As of December 31, 2010, $300.0 million, or 59.0%, of our total debt of $508.7 million was subject to variable interest rates. We had access to funds totaling $133.1 million, comprised of $36.3 million of cash and $96.8 million available under the Revolving Credit Facility, at December 31, 2010. Availability under the Revolving Credit Facility is net of $3.2 million of outstanding letters of credit. We believe that we have sufficient liquidity to conduct our normal operations and fund our acquisition plan in 2011.

Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of December 31, 2010:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$7,006	$6,421	$4,216	$3,107	$3,000	$484,934	$508,684
Interest payments on long-term debt	30,337	29,986	29,672	29,472	29,311	54,017	202,795
Operating leases	40,018	33,423	25,932	19,223	9,950	26,615	155,161
Capital leases	433	360	192	16	—	—	1,001
Other long-term obligations(1)	8,808	5,959	4,118	3,526	1,584	11,971	35,966

Total contractual cash obligations	$86,602	$76,149	$64,130	$55,344	$43,845	$577,537	$903,607

(1)
Other long-term obligations include commitments under our SERP plan. Refer to Note K of the Company's Annual Report on Form 10-K for additional disclosure.

        The carrying value of the Company's long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2010, was $198.5 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price of 99.25 obtained from Bank of America Merrill Lynch at December 31, 2010.

Off-Balance Sheet Arrangements

        The wholly-owned subsidiary, IN, Inc., is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits. As of December 31, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.0 million, which we expect to be fulfilled over the next three months.

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

Supplemental Executive Retirement Plan

        In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2010, and 2009 and have utilized the actuarial calculations as a basis for establishing our benefit obligation liability.

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2010	2009
Discount rate	4.75%	5.50%
Average rate of increase in compensation	3.00%	3.25%

        The discount rate at December 31, 2010 of 4.75% decreased 75 basis points compared to the discount rate used at December 31, 2009 due to changes in the pension discount curve rate available on the open market at December 31, 2010. The average rate of increase in compensation was 3.00% at December 31, 2010 and 3.25% in 2009.

        Future payments under the supplemental executive retirement plan as of December 31, 2010 are as follows:

(In thousands)
2011	$526
2012	697
2013	697
2014	1,584
2015	1,584
Thereafter	11,971

$17,059

Selected Operating Data

        The following table sets forth selected operating data as of the end of the years indicated:

	2010	2009	2008	2007	2006
Patient-care centers	678	677	668	636	618
Revenue-generating O&P practitioners	1,156	1,127	1,070	1,060	1,034
Number of states (including D.C.)	46	46	46	46	46
Same-center net sales growth(1)	4.6%	4.9%	7.3%	5.0%	2.2%

(1)
Represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

        We are exposed to the market risk that is associated with changes in interest rates. At December 31, 2010, all of our outstanding debt, with the exception of the $300.0 million of the Term Loan Facility is subject to fixed interest rates (see Item 7A below).

Forward Looking Statements

        This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. Refer to risk factors disclosed in Part I, Item 1A of this filing for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, and Subordinated Seller Notes. As of December 31, 2010, we have cash flow exposure to the changing interest rates on $300.0 million of the Term Loan Facility. The other obligations have fixed interest rates.

        Presented below is an analysis of our financial instruments as of December 31, 2010 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$11,250	$12,750	$14,250	$15,750	$17,250	$18,750	$20,250

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below and included beginning at page F-4 of this Annual Report on Form 10-K.

Quarterly Financial Data

	Quarter Ended (Unaudited)
2010	Mar 31	Jun 30	Sep 30	Dec 31(1)
(Dollars in thousands, except per share amounts)
Net Sales	$178,316	$205,808	$206,749	$226,505
Income from Operations	$14,212	$23,148	$18,315	$25,702
Net Income	$4,002	$9,762	$6,924	$746
Basic per Common Share Net Income	$0.13	$0.30	$0.21	$0.02
Diluted per Common Share Net Income	$0.12	$0.30	$0.21	$0.02

	Quarter Ended (Unaudited)
2009	Mar 31	Jun 30	Sep 30	Dec 31(1)
(Dollars in thousands, except per share amounts)
Net Sales	$169,146	$193,523	$192,296	$205,104
Income from Operations	$15,131	$24,156	$23,762	$27,471
Net Income	$4,515	$10,036	$9,642	$11,900
Basic per Common Share Net Income	$0.15	$0.32	$0.31	$0.37
Diluted per Common Share Net Income	$0.14	$0.31	$0.30	$0.37

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the

Commission's rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by the our Chief Executive Officer and Chief Financial Officer, such officers concluded that our disclosure controls and procedures were effective as of December 31, 2010. Additionally our officers concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

        (a)   Management's Annual Report on Internal Control Over Financial Reporting

        In accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 and Item 308(a) of the Commission's Regulation S-K, the report of management on our internal control over financial reporting is set forth immediately preceding our financial statements included in this Annual Report on Form 10-K. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Accelerated Care Plus, Corp., which is included in the 2010 consolidated financial statements and constituted 14.2% of total assets as of December 31, 2010 and 0.6% of revenues for the year then ended.

        (b)   Report of the Registrant's Independent Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

        (c)   Changes in Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Accelerated Care Plus, Corp., which is included in the 2010 consolidated financial statements and constituted 14.2% of total assets as of December 31, 2010 and 0.6% of revenues for the year then ended.

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
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Income Statements for the Three Years Ended December 31, 2010
Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2010
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2010
Notes to Consolidated Financial Statements

          (2)   Financial Statements Schedule:

Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto.

          (3)   Exhibits:

See Part (b) of this Item 15.

(b)
Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated October 18, 2010, by and among Hanger Orthopedic Group, Inc., Speed Acquisition Vehicle, Inc., ComVest ACPC Holdings, LLC and John B. Beach. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 18, 2010).
3.1
Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3.2
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
3.3
Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

Exhibit No.	Document
3.4	Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant's Current Report on Form 8-K dated May 15, 1989).
3.5
Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.6	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
4.1
Indenture, dated November 2, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.2
Registration Rights Agreement, dated November 2, 2010, by and among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc., as representatives of the several initial purchasers. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.3
First Supplemental Indenture, dated December 13, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Filed herewith).
10.1
Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
10.2
Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).
10.3
Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005).
10.4	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2011 (Filed herewith).*
10.5
Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit No.	Document
10.6	Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.7
Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.8
Credit Agreement, dated as of December 1, 2010, among the Company and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 1, 2010).
10.9
Guarantee and Collateral Agreement, dated as of December 1, 2010, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Bank of America, N/A., as Administrative Agent. (Filed herewith).
10.10
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.11
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.12
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.13
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.14
Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*
10.15
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*
10.16
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).
10.17	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

Exhibit No.	Document
10.18	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.19	Form of Restricted Stock Agreement for Executives (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.20	Form of Restricted Stock Agreement for Employees Executives (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.21
Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.22	Form of Executive Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.23	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.24
Securities Purchase and Lock-Up Agreement, dated October 18, 2010, by and between Hanger Orthopedic Group, Inc. and John B. Breach and Schedule of Substantially Identical Securities Purchase and Lock-Up Agreements Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 18, 2010).
10.25	Employment Agreement, effective as of November 2008 by and between Vinit Asar and the Registrant. (Filed herewith).*
21	List of Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: March 11, 2011	By:	/s/ THOMAS F. KIRK Thomas F. Kirk President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 11, 2011	/s/ THOMAS F. KIRK Thomas F. Kirk President, Chief Executive Officer, and Director (Principal Executive Officer)
Dated: March 11, 2011	/s/ GEORGE E. MCHENRY George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 11, 2011	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Vice President of Finance (Chief Accounting Officer)
Dated: March 11, 2011	/s/ IVAN R. SABEL, CPO Ivan R. Sabel, CPO Chairman
Dated: March 11, 2011	/s/ PETER NEFF Peter Neff Director

Dated: March 11, 2011	/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D. Director
Dated: March 11, 2011	/s/ CYNTHIA L. FELDMANN Cynthia L. Feldmann Director
Dated: March 11, 2011	/s/ ERIC GREEN Eric Green Director
Dated: March 11, 2011	/s/ STEPHEN HARE Stephen Hare Director
Dated: March 11, 2011	/s/ ISAAC KAUFMAN Isaac Kaufman Director
Dated: March 11, 2011	/s/ BENNETT ROSENTHAL Bennett Rosenthal Director

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

        2.     Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. The framework on which management's evaluation of the Company's internal control over financial reporting is based is the "Internal Control—Integrated Framework" published in 1992 by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

        3.     Management has determined that the Company's internal control over financial reporting, as of December 31, 2010, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.     In making its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, Management excluded Accelerated Care Plus, Corp. from its assessment because this entity was acquired by Hanger Orthopedic Group, Inc. in December 2010. Accelerated Care Plus, Corp. is a wholly-owned subsidiary of Hanger Orthopedic Group, Inc. that represents 14.2% of consolidated total assets and 0.6% of consolidated revenue as of and for the year ended December 31, 2010. See Note F to the Consolidated Financial Statements for a discussion of the acquisition.

        5.     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note F to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Accelerated Care Plus, Corp. from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Accelerated Care Plus, Corp. from our audit of internal control over financial reporting. Accelerated Care Plus, Corp. is a wholly-owned subsidiary whose total assets and total revenues represent 14.2 percent and 0.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP Austin, Texas March 11, 2011

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,308	$84,558
Short-term investments	—	4,976
Accounts receivable, less allowance for doubtful accounts of $16,686 and $10,526 in 2010 and 2009, respectively	118,622	105,480
Inventories	98,290	91,289
Prepaid expenses, other current assets and income taxes receivable	17,814	8,380
Deferred income taxes	17,458	15,167

Total current assets	288,492	309,850

PROPERTY, PLANT AND EQUIPMENT
Land	839	864
Buildings	4,299	4,599
Furniture and fixtures	16,134	14,007
Machinery and equipment	52,905	45,803
Equipment leased to third parties under operating leases	31,294	—
Leasehold improvements	59,223	52,174
Computer and software	69,648	59,980

Total property, plant and equipment, gross	234,342	177,427
Less accumulated depreciation and amortization	131,038	115,116

Total property, plant and equipment, net	103,304	62,311

INTANGIBLE ASSETS
Excess cost over net assets acquired	590,699	484,422
Patents and other intangible assets, $66,779 and $16,828 in 2010 and 2009, respectively, less accumulated amortization of $10,400 and $9,312 in 2010 and 2009, respectively	56,379	7,516

Total intangible assets, net	647,078	491,938

OTHER ASSETS
Debt issuance costs, net	16,589	5,660
Other assets	6,016	5,277

Total other assets	22,605	10,937

TOTAL ASSETS	$1,061,479	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,006	$8,835
Accounts payable	29,243	27,552
Accrued expenses	20,796	19,223
Accrued interest payable	2,522	1,776
Accrued compensation related costs	43,126	35,800

Total current liabilities	102,693	93,186

LONG-TERM LIABILITIES
Long-term debt, less current portion	501,678	401,637
Deferred income taxes	64,447	37,973
Other liabilities	28,234	26,347

Total liabilities	697,052	559,143

COMMITMENTS AND CONTINGENCIES (Note H)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 34,352,163 shares and 32,992,674 shares issued and outstanding in 2010 and 2009, respectively	344	330
Additional paid-in capital	257,419	233,111
Accumulated other comprehensive loss	(279)	(3,056)
Retained earnings	107,599	86,164

	365,083	316,549
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	364,427	315,893

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,061,479	$875,036

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31,

(Dollars in thousands, except share and per share amounts)

	2010	2009	2008
Net sales	$817,379	$760,070	$703,129
Cost of goods sold—materials	247,565	228,295	210,323
Personnel costs	284,095	264,581	248,234
Other operating expenses	163,673	160,355	149,661
Relocation expenses	16,444	—	—
Acquisition expenses	5,414	—	—
Depreciation and amortization	18,809	16,319	17,183

Income from operations	81,379	90,520	77,728
Interest expense	30,340	30,693	32,549
Extinguishment of debt	13,985	—	—
Loss (gain) from interest rate swap	1,610	(167)	738

Income before taxes	35,444	59,994	44,441
Provision for income taxes	14,009	23,901	17,695

Net income	21,435	36,093	26,746
Preferred stock dividend—Series A Convertible Preferred Stock	—	—	5,670

Net income applicable to common stock	$21,435	$36,093	$21,076

Basic Per Common Share Data
Net income	$0.66	$1.15	$0.81

Shares used to compute basic per common share amounts	32,238,401	31,383,895	25,930,096

Diluted Per Common Share Data
Net income	$0.65	$1.13	$0.78

Shares used to compute diluted per common share amounts	32,888,305	32,068,325	27,090,817

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended December 31, 2010

(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2007	24,433	$244	$161,955	$—	$28,995	$(656)	$190,538
Comprehensive income
Net income	—	—	—	—	26,746	—	26,746
Other comprehensive income
Interest rate swaps:
Reclassification of net losses on interest rate swaps from OCI to net income, net of taxes of $295	—	—	—	443	—	—	443
Unrealized loss on interest rate swaps, net of taxes of $2,895	—	—	—	(4,342)	—	—	(4,342)
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $415	—	—	—	623	—	—	623
Unrealized loss on auction rate securities, net of taxes of $814	—	—	—	(1,221)	—	—	(1,221)

Total comprehensive income	—	—	—	(4,497)	26,746	—	22,249
Preferred dividends declared	—	—	—	—	(5,670)	—	(5,670)
Issuance of Common Stock in connection with the exercise of stock options	206	2	658	—	—	—	660
Issuance of restricted stock	594	6	(6)	—	—	—	—
Forfeiture of restricted stock	(29)	—	—	—	—	—	—
Compensation expense associated with stock options	—	—	9	—	—	—	9
Compensation expense associated with restricted stock	—	—	4,702	—	—	—	4,702
Tax benefit associated with vesting of restricted stock	—	—	1,470	—	—	—	1,470
Conversion of Series A Convertible Preferred Stock	7,309	73	52,835	—	—	—	52,908

Balance, December 31, 2008	32,513	$325	$221,623	$(4,497)	$50,071	$(656)	$266,866
Comprehensive income
Net income	—	—	—	—	36,093	—	36,093
Other comprehensive income
Interest rate swaps:
Unrealized gain on interest rate swaps, net of taxes of $687	—	—	—	1,031	—	—	1,031
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $320	—	—	—	480	—	—	480
Unrealized loss on auction rate securities, net of taxes of $47	—	—	—	(70)	—	—	(70)

Total comprehensive income	—	—	—	1,441	36,093	—	37,534
Issuance of Common Stock in connection with the exercise of stock options	345	3	2,753	—	—	—	2,756
Forfeiture of restricted stock	(17)	—	—	—	—	—
Issuance of restricted stock	151	2	(2)	—	—	—	—
Compensation expense associated with restricted stock	—	—	7,430	—	—	—	7,430
Tax benefit associated with vesting of restricted stock	—	—	1,307	—	—	—	1,307

Balance, December 31, 2009	32,992	$330	$233,111	$(3,056)	$86,164	$(656)	$315,893
Comprehensive income
Net income	—	—	—	—	21,435	—	21,435
Other comprehensive income
Interest rate swaps:
Unrealized gain on interest rate swaps, net of taxes of $1,912	—	—	—	2,868	—	—	2,868
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $125	—	—	—	188	—	—	188
Unrealized loss on Retirement Plan				(456)			(456)
Tax benefit on unrealized loss on Retirement Plan	—	—	—	177	—	—	177

Total comprehensive income	—	—	—	2,777	21,435	—	24,212
Issuance of Common Stock in connection with the exercise of stock options	374	4	5,023	—	—	—	5,027
Proceeds from sale of stock	488	5	7,351	—	—	—	7,356
Forfeiture of restricted stock	(33)	—	—	—	—	—	—
Issuance of restricted stock	531	5	(5)	—	—	—	—
Compensation expense	—	—	9,597	—	—	—	7,487
Tax benefit associated with vesting of restricted stock	—	—	2,342	—	—	—	2,342

Balance, December 31, 2010	34,352	$344	$257,419	$(279)	$107,599	$(656)	$364,427

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$21,435	$36,093	$26,746
Adjustments to reconcile net income to net cash provided by operating activities:
Extinguishment of debt	13,985	—	—
Loss (gain) on interest rate swap	1,610	(167)	738
Loss on auction rate securities	188	800	32
Loss (gain) on disposal of assets	828	(294)	60
Provision for bad debt	20,276	16,128	15,906
Provision for deferred income taxes	752	1,074	456
Depreciation and amortization	18,809	16,319	17,183
Amortization of debt issuance costs	1,893	1,822	1,822
Compensation expense on stock options and restricted stock	9,596	7,430	4,712
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(31,041)	(20,069)	(15,404)
Inventories	(5,431)	(4,424)	(3,118)
Prepaid expenses, other current assets, and income taxes receivable	(9,099)	971	774
Other assets	(63)	16	(213)
Accounts payable	(190)	3,287	631
Accrued expenses, accrued interest payable, and income taxes payable	7,520	5,893	995
Accrued compensation related costs	5,599	3,365	(769)
Other liabilities	(125)	4,887	2,669

Net cash provided by operating activities	56,542	73,131	53,220

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(30,593)	(21,270)	(19,330)
Acquisitions and contingent considerations (net of cash acquired)	(162,250)	(11,511)	(10,911)
Proceeds from sale of marketable securities and ARS	6,495	—	—
Purchase of company-owned life insurance investment	—	(2,000)	—
Proceeds from sale of property, plant and equipment	373	629	73

Net cash used in investing activities	(185,975)	(34,152)	(30,168)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	15,253
Repayments under revolving credit agreement	—	(15,253)	—
Repayment of term loan	(221,956)	(1,109)	(3,485)
Scheduled repayment of seller's notes	(3,810)	(2,828)	(3,590)
Repayment of senior notes due 2014	(184,831)	—	—
Proceeds on senior notes due 2018	200,000	—	—
Proceeds on term loan	300,000	—	—
Increase in debt issue costs	(16,976)	—	—
Proceeds from issuance of Common Stock	12,384	2,756	661
Proceeds from line of credit	—	3,600	—
Repayment of line of credit	(3,628)	—	—
Series A Convertible Preferred Stock dividend payment	—	—	(416)

Net cash provided by (used in) financing activities	81,183	(12,834)	8,423

Increase in cash and cash equivalents	(48,250)	26,145	31,475
Cash and cash equivalents, at beginning of year	84,558	58,413	26,938

Cash and cash equivalents, at end of year	$36,308	$84,558	$58,413

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—THE COMPANY

        The goal of Hanger Orthopedic Group, Inc. (the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. The Company provides orthotic and prosthetic patient care services, distributes O&P devices and components, manages O&P networks, and provides therapeutic solutions to the broader post acute market. The Company is the largest owner and operator of orthotic and prosthetic patient care centers in the United States and the largest dedicated distributor of O&P products in the United States. The Company operates in excess of 675 O&P patient care centers located in 45 states and the District of Columbia and five strategically located distribution facilities. In addition to providing O&P services and products the Company, through its subsidiary, Linkia LLC ("Linkia"), manages an O&P network and develop programs to manage all aspects of O&P patient care for insurance companies. The Company provides therapeutic solutions through its subsidiaries Innovative Neurotronics and Accelerated Care Plus. Innovative Neurotronics ("IN, Inc.") introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus ("ACP") is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

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

Credit Risk

        The Company primarily provides O&P devices and products throughout the United States of America and is reimbursed by the patients' third-party insurers, governmentally funded health insurance programs, and in the case of its distribution segment from independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing faculties in the United States primarily though operating leases. The Company performs ongoing credit evaluations of its customers. Accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon their financial stability which could be affected by future legislation

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

Inventories

        Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its patient-care centers segment, the Company calculates cost of goods sold—materials in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as a change in the sales mix or changes in the trend of purchases. Cost of goods sold—materials during the interim periods are reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates. The Company recorded a decrease of $1.0 million in inventory in 2010, along with increases to inventory of $2.1 million and $0.8 million in conjunction with the physical inventory during fiscal years 2009 and 2008, respectively.

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

        Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of December 31, 2010, there has been no impact to the Company's consolidated financial statements

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

        The following is a listing of the Company's assets measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010 and 2009, respectively:

	2010				2009
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$17,014	$—	$—	$17,014	$78,590	$—	$—	$78,590
Trading Securities
Auction Rate Securities	—	—	—	—	—	—	4,660	4,660
Rights on auction rate securities	—	—	—	—	—	—	315	315
Available-for-sale debt securities
Auction rate securities	—	—	—	—	—	—	1,387	1,387

	$17,014	$—	$—	$17,014	$78,590	$—	$6,362	$84,952

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Current Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$4,369	$—	$4,369
Other Liabilities
Interest rate swaps	—	—	—	—	—	887	—	887

	$—	$—	$—	$—	$—	$5,256	$—	$5,256

        During the years ended December 31, 2010 and 2009, assets and liabilities that were measured at fair value using level 3 inputs had the following activity:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Rights	Total
For the year ended December 31, 2010
Balance as of December 31, 2009	$6,047	$315	$6,362
Total unrealized losses
Included in earnings	(160)	4	(156)
Included in other comprehensive income	313	—	313
Settlements	(6,200)	(319)	(6,519)

Balance as of December 31, 2010	$—	$—	$—

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Rights	Total
For the year ended December 31, 2009
Balance as of December 31, 2008	$5,465	$1,006	$6,471
Total unrealized losses
Included in earnings	(109)	(691)	(800)
Included in other comprehensive income	691	—	691

Balance as of December 31, 2009	$6,047	$315	$6,362

Investments

        Trading securities consisted of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets. The Company's management continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

        The Company's investments consisted of two auction rate securities ("ARS") totaling $7.5 million of par value, $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 ("Indiana ARS") and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes ("Primus ARS"). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. The Company's ARS were reported at fair value at December 31, 2009, and during 2010 both ARS were sold.

        The fair values of the Company's ARS were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs are not observable in an active market, they are classified as Level 3 inputs under the fair value accounting rules discussed above under "Fair Value".

        As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, the Company recorded unrealized losses of $0.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively, related to the Primus ARS. These losses are reflected in accumulated other comprehensive loss on the consolidated balance sheets. The unrealized losses recognized during the years ended December 31, 2009 and 2008, represent the change in fair value of the auction rate securities. The fair value of the Primus ARS of $1.4 million and $1.5 million as of December 31, 2009 and 2008, respectively, was classified as other long term assets. During 2009, an other-than-temporary impairment ("OTTI") credit loss of $0.8 million was identified and recognized

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

during the year ended December 31, 2009. This credit loss reduced the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009.

        In May 2010, the Company sold its investment in the Primus ARS for $1.5 million in cash proceeds. The Company recognized a loss on the sale of the auction rate securities of $0.2 million, which is the difference between the amortized cost basis of $1.7 million and the cash proceeds of $1.5 million received from the sale of the Primus ARS. The loss was reported in other expense on the Company's income statement.

        On November 4, 2008, the Company agreed to accept Auction Rate Security Rights ("the Rights") related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permitted the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. The Company elected to classify the Rights and its investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities.

        On July 1, 2010, the Company exercised its right to put the ARS back to UBS at par value of $5.0 million. The $5.0 proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million. As of December 31, 2009, the Company determined the fair value of the Rights was $0.3 million, and the fair value of the ARS was $4.7 million.

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

Interest Rate Swaps

        Prior to December 2010, the Company utilized interest rate swaps to manage its exposure to interest rate risk associated with the Company's variable rate borrowings. The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. In accordance with the authoritative guidance, the Company designated the interest rate swaps as cash flow hedges of variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness were recognized in earnings.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company's variable rate term loans were converted to a fixed rate of 5.4%. The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. As of December 31, 2008, liabilities from the interest rate swaps were $7.2 million, with $3.7 million reported in accrued expenses, and the remainder reported in other liabilities. Of the $7.2 million in liabilities reported as of December 31, 2008, $6.5 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. As of December 31, 2009, liabilities from the interest rate swaps were $5.3 million, with $4.4 million reported in accrued expenses, with the remainder reported in other liabilities. Of the $5.3 million in liabilities reported as of December 31, 2009, $4.8 million of the decline was related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on the consolidated balance sheets.

        On December 1, 2010, the Company was required to terminate the interest rate swaps due to refinancing of the credit facilities. The Company incurred a loss of $1.6 million, which is recorded in loss/(gain) from interest rate swap on the consolidated income statement.

Fair Value of Financial Instruments

        The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2010, was $198.5 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at December 31, 2010.

Revenue Recognition

        Revenues in the Company's patient care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in the therapeutic solutions are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with our customers.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, with the exception of assets acquired through acquisitions, which are recorded at fair value. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Income Statements. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Asset class	Estimated life (in years)
Furniture and fixtures	5
Machinery and equipment	5
Computers and software	5
Buildings	10 - 40
Assets under capital leases	Shorter of 10 or lease term
Leasehold improvements	Shorter of 10 or lease term
Equipment leased to third parties under operating leases	10

        The following table outlines the investment in equipment leased to third parties under operating leases:

(In thousands)
Program equipment	$31,294
Less: Accumulated depreciation	(446)

Net book value at December 31, 2010	$30,848

        The following is a schedule by years of minimum future rentals on operating leases as of December 31, 2010:

(In thousands)
2011	$49,775
2012	47,287
2013	44,922
2014	40,542
2015	38,515
Thereafter	113,963

$335,005

        Depreciation expense related to property, plant and equipment was approximately $17.3 million, $15.0 million, and $16.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with the authoritative guidance for Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed computer software costs incurred during the application development stage. At December 31, 2010 and 2009, computers and software included capitalized computer software currently under development of $1.0 million and $2.2 million, respectively.

Repairs and Maintenance

        Repairs and maintenance costs are expensed as incurred. During the years ended December 31, 2010, 2009, and 2008, the Company incurred $1.5 million, $1.3 million, and $1.4 million, respectively, in repairs and maintenance costs.

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

        Non-compete agreements are recorded based on agreements entered into by the Company and are amortized, using the straight-line method, over their estimated term ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that may warrant revised estimates of useful lives or that indicate that impairment had occurred. The activity related to intangible assets for the two years ended December 31, 2010 and 2009 is as follows:

	Patient-Care Centers			Distribution			Therapeutic Solutions
(In thousands)	Patents and other intangibles	Accumulated amortization	Net	Patents and other intangibles	Accumulated amortization	Net	Patents and other intangibles	Accumulated amortization	Net	Total
Balance at December 31, 2008	$11,050	$8,299	$2,751	$2,604	$384	$2,220	$200	$99	$101	$5,072
Additions due to acquisitions	3,919	—	3,919	—	—	—	—	—	—	3,919
Write-offs and other adjustments	(944)	(767)	(177)	—	—	—	—	—	—	(177)
Amortization expense	—	1,022	(1,022)	—	256	(256)	—	20	(20)	(1,298)

Balance at December 31, 2009	14,025	8,554	5,471	2,604	640	1,964	200	119	81	7,516
Additions due to acquisitions	2,315	—	2,315	—	—	—	48,100	—	48,100	50,415
Write-offs and other adjustments	(467)	(467)	—	—	—	—	—	—	—	—
Amortization expense	—	986	(986)	—	256	(256)	—	310	(310)	(1,552)

Balance at December 31, 2010	$15,873	$9,073	$6,800	$2,604	$896	$1,708	$48,300	$429	$47,871	$56,379

        Amortization expense related to definite-lived intangible assets for the years ended December 31, 2010, 2009, and 2008, was $1.6 million, $1.3 million, and $1.1 million, respectively. Estimated aggregate

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortization expense for definite-lived intangible assets for each of the five years ending December 31, and thereafter is as follows:

(In thousands)
2011	4,534
2012	4,532
2013	4,530
2014	4,503
2015	4,447
Thereafter	33,833

$56,379

Debt Issuance Costs

        Debt issuance costs incurred in connection with the Company's long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Income Statements.

Long-Lived Asset Impairment

        The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the undiscounted cash flow value is less than the asset's carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There are no long-lived asset impairments or indicators of impairment for the years ended December 31, 2010 or 2009.

Supplemental Executive Retirement Plan

        Expense and liability balances associated with the Company's Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note K for further discussion.

Marketing

        Marketing costs, including advertising, are expensed as incurred. The Company incurred $4.3 million, $3.5 million, and $4.7 million in marketing costs during the years ended December 31, 2010, 2009, and 2008, respectively.

Income Taxes

        The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Stock-Based Compensation

        The Company issues options and restricted shares of common stock under one active share-based compensation plan. At December 31, 2010, 2.5 million shares of common stock were authorized for issuance under the Company's share-based compensation plan. Shares of common stock issued under the share-based compensation plan are issued from the Company's authorized, but unissued shares. Stock option and restricted share awards are granted at the fair market value of the Company's common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

        The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all share-based payments at fair value.

        The Company adopted the authoritative guidance using the modified prospective method. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of the authoritative guidance is calculated in accordance with the authoritative guidance and recognized in the consolidated income statements over the requisite remaining service period; compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance. For the years ended December 31, 2010, 2009, and 2008, the Company recognized $7.5 million, $7.4 million, and $4.7 million, respectively, in compensation expense.

        Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

Segment Information

        The Company applies a "management" approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments. The

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

description of the Company's reportable segments and the disclosure of segment information are presented in Note O.

New Accounting Guidance

        In January 2010, the FASB issued additional authoritative guidance for fair value measurements and disclosures. This includes the disclosure of significant transfers in and out of Level 1 and 2 measurements and describing the reasons for the transfers, reporting of information separately for purchases, sales, issuances, and settlements within Level 3 measurements, level of disaggregation, and input and valuation techniques. The additional authoritative guidance, except for the reporting of information within Level 3 measurements was effective January 1, 2010. The adoption of the additional guidance on January 1, 2010 did not have a material impact on the Company's consolidated financial statements. The additional authoritative guidance for the reporting of activity for purchases, sales, issuances, and settlements within Level 3 measurements is effective January 1, 2011. The Company believes the impact of the additional authoritative guidance for fair value measurements and disclosures for Level 3 measurements will not have a material impact on the Company's consolidated financial statements.

NOTE C—SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

        The supplemental disclosure requirements for the statements of cash flows are as follows:

(In thousands)	2010	2009	2008
Cash paid during the period for:
Interest	$27,758	$29,497	$31,339
Income taxes	14,120	18,096	17,520
Non-cash financing and investing activities:
Non-cash accelerated dividends on preferred stock	$—	$—	$5,254
Conversion of Series A Convertible Preferred Stock	—	—	52,908
Purchase of property, plant, and equipment in accounts payable	2,660	7,468	2,240
Unrealized loss on SERP	278	—	—
Unrealized gain (loss) on auction rate securities	—	410	(598)
Unrealized gain (loss) on interest rate swaps	1,514	1,031	(3,899)
Issuance of notes in connection with acquisitions	2,950	3,741	3,256
Issuance of restricted shares of common stock	9,325	2,058	9,192

NOTE D—GOODWILL

        The Company completed its annual goodwill impairment analysis in October 2010 and 2009, which did not result in an impairment as the fair value of the reporting units is substantially in excess of their carrying value. In completing the analysis, the Company determined that it had two reporting units with goodwill to be evaluated, which were the same as its reportable segments: (i) patient-care centers and (ii) distribution. The fair value of the Company's reporting units was primarily determined based on the income approach and considered the market and cost approach. On December 1, 2010, the Company acquired ACP. This transaction resulted in $96.1 million in goodwill, none of which is amortizable for tax purposes. Due to the timing of the close of the acquisition, ACP was not included in the 2010 impairment analysis but will be included in the analysis performed in 2011.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—GOODWILL (Continued)

        The activity related to goodwill for the two years ended December 31, is as follows:

	Patient-Care Centers			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2008	$477,831	$(45,808)	$432,023	$38,388	$—	$470,411
Additions due to acquisitions	13,188	—	13,188	—	—	13,188
Contingent consideration	823	—	823	—	—	823

Balance at December 31, 2009	491,842	(45,808)	446,034	38,388	—	484,422
Additions due to acquisitions	9,221	—	9,221	—	96,079	105,300
Contingent consideration	977	—	977	—	—	977

Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699

NOTE E—INVENTORY

        Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

(In thousands)	2010	2009
Raw materials	$36,444	$34,157
Work in process	38,499	38,814
Finished goods	23,347	18,318

	$98,290	$91,289

NOTE F—ACQUISITIONS

        On December 1, 2010, the Company completed the acquisition of ACP for approximately $157.8 million in cash and incurred $5.4 million of costs to complete the transaction. These costs, which are reflected as acquisition expenses on the consolidated financial statements, are comprised of $3.3 million in legal and advisor fees and $2.1 million in stock based compensation related to the sale of stock to executives of ACP. The Company recorded: (i) approximately $96.1 million of goodwill, which is not amortizable for tax purposes; (ii) $48.2 million of intangible assets; (iii) $32.5 million of fixed assets at fair value; (iv) $7.2 million of current assets; (v) $6.0 million of current liabilities; and (vi) $20.0 million of deferred tax liabilities related to the ACP transaction. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, expected revenue and cash flow growth in future years and our ability to provide patient care services to a previously underserved market. The Company identified intangible assets totaling $48.2 million comprised of; (i) $22.3 million of customer relationships with a useful life of 14 years; (ii) $9.1 million related to the trade name which has an indefinite life; (iii) $8.1 million related to proprietary treatment programs with a useful life of 15 years; (iv) $5.4 million of patented technology with a useful life of eight years; and (v) $3.3 million related to other assets with a three to five year useful life. The results of operations for ACP are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACQUISITIONS (Continued)

        ACP is the nation's leading provider of integrated clinical programs for sub-acute and long-term care rehabilitation providers and having contracts to serve more than 4,000 out of a total market of approximately 15,000 skilled nursing facilities (SNF) nationwide, including 22 of the 25 largest national providers. ACP's unique value proposition is to provide its customers with a full-service "total solutions" approach encompassing proven medical technology, evidence-based clinical programs, and continuous onsite therapist education and training. Their services support increasingly-advanced treatment options for a broader patient population and more medically-complex conditions. The Company financed this transaction through cash on hand and a concurrent refinancing of its senior credit facilities. See Note G for further discussion of refinancing.

        In addition to ACP, the Company acquired five O&P companies, operating a total of six patient care centers located in California, New York, Texas, and Utah. The aggregate purchase price for these O&P businesses was $10.6 million. Of this aggregate purchase price, $3.0 million consisted of promissory notes and $2.2 million is made up of contingent considerations payable within the next three years. Contingent consideration is reported as other liabilities on the Company's consolidated balance sheet. The Company recorded approximately $9.2 million of goodwill related to these acquisitions and the expenses incurred to acquire these acquisitions were insignificant and are included in other operating expenses. The results of operations for these acquisitions are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different. Based upon the allocation of the purchase price, the goodwill related to the acquisitions is not amortizable for tax purposes.

        During 2009 and 2008, the Company acquired seven and 13 orthotic and prosthetic companies and related businesses, respectively. The aggregate purchase price, excluding potential contingent consideration provisions, for 2009 acquisitions was $16.6 million, consisting of $10.9 million in cash, $3.0 million in promissory notes, and $2.7 million in contingent consideration. The aggregate purchase price for 2008 acquisitions was $13.5 million, consisting of $9.6 million in cash, and $3.7 million in promissory notes, and $0.2 million in contingent consideration.

        In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $1.3 million, $1.5 million, and $1.1 million during the years ended December 31, 2010, 2009, and 2008, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay up to a total $6.4 million related to contingent consideration provisions of acquisitions in future periods. Of the $6.4 million, $4.4 million is related to acquisitions completed after adoption of the revised authoritative guidance.

        Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT

        Long-term debt as of December 31 was as follows:

(In thousands)	2010	2009
Revolving Credit Facility	$—	$—
Line of Credit	—	3,628
Term Loan	300,000	221,956
7 1/8% Senior Notes due 2018	200,000	—
10 1/4% Senior Notes due 2014	—	175,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.25%, maturing through November 2018	8,684	9,888

	508,684	410,472
Less current portion	(7,006)	(8,835)

	$501,678	$401,637

Refinancing

        During the fourth quarter of 2010, the Company refinanced its credit facilities through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, $300.0 million Term Loan Facility which matures in 2016, and established a $100.0 million revolving credit facility. The Company recorded a $14.0 million charge relate to the early extinguishment of the debt comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire the outstanding 10 1/4% Senior notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under the existing credit facility; (iii) pay $16.9 million in debt issuance costs; and (iv) $78.2 million was used for general corporate purposes including the acquisition of ACP. In conjunction with the refinancing, the Company incurred a $1.6 million charge because it was contractually obligated to terminate the interest rate swap agreements associated with the extinguished debt.

Revolving Credit Facility

        The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the credit agreement), and includes a 1.5% LIBOR floor. The obligations under the Revolving Credit Facility are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets, and all the assets of the Company's subsidiaries. The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.00:1.00 until September 30, 2011, 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, 4.00:1.00 from October 1, 2012 to September 30, 2013, and 3.75:1.00 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year's allowance if not expended in the

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

fiscal year for which it is permitted. At December 31, 2010, the Company was in compliance with these covenants. As of December 31, 2010, the Company has not made draws on the Revolving Credit Facility and has $96.8 million available under that facility. Availability under the Company's Revolving Credit Facility is net of standby letters of credit of approximately $3.2 million.

Line of Credit

        On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement. The credit line was collateralized by the Indiana ARS and allowed the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value. The Company had drawn $3.6 million, which was the maximum currently allowed under the agreement. The credit line had no net cost to the Company as the interest expense was equal to the income on the ARS. On July 1, 2010, the Company settled the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

Term Loan Facility

        The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly payments commencing March 31, 2011. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales, or other events as defined in the credit agreement. The Term Loan Facility bears interest at LIBOR plus 3.75%, or applicable rate (as defined in the credit agreement), and includes a 1.5% LIBOR floor. At December 31, 2010, the interest rate on the Term Loan Facility was 5.25%. The obligations under the Term Loan Facility are guaranteed by the Company's subsidiaries and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets, and all the assets of the Company's subsidiaries. The Term Loan Facility is subject to covenants that mirror those of the Revolving Credit Facility, and as of December 31, 2010 was in compliance with these covenants.

7 1/8% Senior Notes

        The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of the Company's current and future domestic subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

        On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date. On or after November 15, 2014, the Company may redeem all or from time to time a part of the notes upon not less than 30 not more than 60 days' notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

Subsidiary Guarantees

        The Revolving and Term Loan Facility and the 7 1/8% Senior Notes are guaranteed by all of the Company's subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations, the Guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the Guarantor Subsidiaries is minor. There

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

are no restrictions on the ability of our subsidiaries to transfer cash to co-guarantors. All consolidated amounts in the Company's financial statements are representative of the combined guarantors.

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At December 31, 2010 and 2009, the Company was in compliance with all covenants under these debt agreements.

        Maturities of long-term debt at December 31, 2010 are as follows:

(In thousands)
2011	$7,006
2012	6,421
2013	4,216
2014	3,107
2015	3,000
Thereafter	484,934

$508,684

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

        The Company's wholly-owned subsidiary, Innovative Neurotronics, Inc. ("IN, Inc."), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits. As of December 31, 2010, IN, Inc. had outstanding purchase commitments of approximately $1.0 million that the Company expects to be fulfilled over the next three months.

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

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Guarantees and Indemnifications

        In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. The Company has reviewed its existing contracts containing indemnification or clauses of guarantees and does not believe that its liability under such agreements is material to the Company's operations.

NOTE I—NET INCOME PER COMMON SHARE

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

(In thousands, except share and per share data)	2010	2009	2008
Net income	$21,435	$36,093	$26,746
Less preferred stock dividends declared—Series A Convertible Preferred Stock(1)	—	—	5,670

Net income applicable to common stock	$21,435	$36,093	$21,076

Shares of common stock outstanding used to compute basic per common share amounts	32,238,401	31,383,895	25,930,096
Effect of dilutive restricted stock and options	649,904	684,430	1,160,721

Shares used to compute diluted per common share amounts(2)	32,888,305	32,068,325	27,090,817

Basic income per share applicable to common stock	$0.66	$1.15	$0.81
Diluted income per share applicable to common stock	0.65	1.13	0.78

(1)
For 2008, excludes the effect of the conversion of the Redeemable Convertible Preferred Stock as it is considered anti-dilutive.

(2)
For 2009, and 2008, options to purchase 605,728, and 570,727 shares of common stock, respectively, are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the year. In 2010, no shares were excluded as the exercise prices were less than the average market price.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES

        Components of income tax expense attributable to continuing operations are as follows:

(In thousands)	2010	2009	2008
Current:
Federal	$11,084	$18,470	$14,124
State	2,173	4,357	3,115

Total Current	13,257	22,827	17,239

Deferred:
Federal	384	1,073	(58)
State	368	1	514

Total Deferred	752	1,074	456

Provision for income taxes	$14,009	$23,901	$17,695

        A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes (net of federal effect)	5.7	3.7	5.3
Permanent adjustments	1.3	(0.4)	0.7
Adjustments to uncertain tax positions	(2.1)	—	(1.5)
Other	(0.4)	1.5	0.3

Provision for income taxes	39.5%	39.8%	39.8%

        During 2010, the Company recorded $5.1 million of deferred tax assets related to acquired net operating loss carryforwards. The offset for recording the acquired net operating loss carryforwards was $5.1 million to goodwill. Utilization of the acquired carryforwards is subject to limitations due to ownership changes that may delay the utilization of a portion of the acquired carryforwards. No valuation allowances have been placed on the acquired net operating loss carryforwards. The Company has accumulated federal net operating losses of $12.2 million and state net operating losses of $44.9 million as of December 31, 2010. It is anticipated that the Company will utilize all of the federal and $30.8 million of the state net operating losses that are currently available. The carryforwards for significant taxing jurisdictions expire beginning in 2026.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations as of December 31 are as follows:

(In thousands)	2010	2009
Deferred tax liabilities:
Goodwill amortization	$53,089	$47,527
Patent amortization	—	59
Property, plant and equipment	6,008	—
Acquired Intangibles	19,292	—
Other	350	—

	78,739	47,586

Deferred tax assets:
Deferred rent	1,016	697
Net operating loss carryforwards	6,670	12,038
Accrued expenses	8,901	5,733
Property, plant and equipment	—	1,091
Deferred benefit plan compensation	6,367	5,918
Accrued vacation	1,769	996
Provision for bad debt allowance	4,314	3,991
Inventory capitalization and reserves	1,728	1,938
Investments in debt and equity securities	—	2,294
Restricted stock	836	963
Patent amortization	118	—
Other	859	480

	32,578	36,139
Valuation allowance	(828)	(11,359)

	31,750	24,780

Net deferred tax liabilities	$46,989	$22,806

        The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2010 and 2009, the Company recorded a valuation allowance of $0.8 million and $11.4 million, respectively, related to state loss carryforwards, which are expected to expire and not be utilized, and other deferred tax assets for such states. The 2010 decrease in the valuation allowance of $10.5 million is primarily due to a reduction in the value of the net operating losses in Maryland and associated valuation allowance as a result of the relocation of the Company's headquarters to Texas.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In thousands)	2010	2009	2008
Unrecognized tax benefits, at beginning of the year	$1,709	$1,789	$5,749
Additions for tax positions related to the current year	107	—	—
Decrease related to prior year positions	(672)	—	—
Decrease for lapse of applicable statute of limitations	(724)	(80)	(3,960)

Unrecognized tax benefits, at end of the year	$420	$1,709	$1,789

        As of December 31, 2010, 2009, and 2008, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $39 thousand, $774 thousand, and $856 thousand, respectively. At December 31, 2010, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2010, 2009, and 2008, the Company recognized ($51) thousand, $50 thousand, and ($646) thousand of interest and penalties, respectively. As of December 31, 2010 and 2009, the Company had accrued interest and penalties of $32 thousand and $96 thousand, respectively.

        The Company is subject to income tax in U.S. federal, state and local jurisdictions and is subject to examination by federal, state, and local authorities. The Company is no longer subject to US Federal income tax examinations for years before 2007, and with few exceptions, is no longer subject to state and local income tax examinations by tax authorities for years before 2006.

NOTE K—EMPLOYEE BENEFITS

Savings Plan

        The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company recorded matching contributions of $3.5 million, $3.2 million, and $2.8 million, respectively, of contributions under this plan during 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

        Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2010 and have utilized the actuarial calculation as a basis for its benefit obligation liability. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—EMPLOYEE BENEFITS (Continued)

        The Plan's net benefit cost is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2007	$8,269
Service cost	2,221
Interest cost	518

Benefit obligation at December 31, 2008	11,008
Service cost	2,435
Interest cost	695

Benefit obligation at December 31, 2009	14,138
Service cost	1,663
Interest cost	802
Actuarial loss	456

Benefit obligation at December 31, 2010	$17,059

Unfunded status	$17,059
Unamortized net (gain) loss	—

Net amount recognized	$17,059

Amounts Recognized in the Consolidated Balance Sheet
Non-Current Accrued liabilities	$17,059

        For the year ended December 31, 2010, the actuarial loss included in accumulated other comprehensive income (loss) in the consolidated statements of changes in shareholders' equity and comprehensive income is $0.5 million. Net of $0.2 million in taxes, the resulting balance in accumulated other comprehensive income is $0.3 million for the year ended 2010. There were no other components such as prior service costs or transition obligations relating to Plan costs recorded within accumulated other comprehensive income (loss) during 2010.

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2010	2009
Discount rate	4.75%	5.50%
Average rate of increase in compensation	3.00%	3.25%

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—EMPLOYEE BENEFITS (Continued)

        At December 31, 2010, the estimated accumulated benefit obligation is $17.1 million. Future payments under the Plan are as follows:

(In thousands)
2011	$526
2012	697
2013	697
2014	1,584
2015	1,584
Thereafter	11,971

$17,059

NOTE L—STOCK-BASED COMPENSATION

        On May 13, 2010, the stockholders of the Company approved the 2010 Omnibus Incentive Plan (the "2010 Plan") and terminated the Amended and Restated 2002 Stock Incentive and Bonus Plan (the "2002 Plan") and 2003 Non-Employee Directors' Stock Incentive Plan (the "2003 Plan"). No new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding will remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan.

        The 2010 Plan provides that 2.5 million shares of Common Stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan; provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options. Of these 2.5 million shares, 2.0 million are shares that are newly authorized for issuance under the 2010 Plan and 0.5 million are unissued shares not subject to awards that have been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan. Unless earlier terminated by the Board of Directors, the 2010 Plan will remain in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company's stockholders, which is the effective date for the plan, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

        At December 31, 2010, of the 2.5 million shares of common stock authorized for issuance under the Company's 2010 Plan, approximately 0.1 million shares have been issued. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $9.8 million at December 31, 2010, and is expected to be expensed as compensation expense over approximately three years. The Company had no unrecognized expense related to its stock option grants for the periods ended December 31, 2010 and 2009.

        During 2010, 2009, and 2008, no options were cancelled under the 2002 Stock Incentive and Bonus Plan. There were no 2003 Directors' Plan option cancellations during 2010, 2009 and 2008.

        For the year ended December 31, 2010, 2009, and 2008, the Company has included approximately $7.5 million, $7.4 million, and $4.7 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003, and 2010 Plans. Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented. The Company calculates the fair value of stock options

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

Restricted Shares of Common Stock

        A summary of the activity of restricted shares of common stock for the years ended December 31 is as follows:

	Employee Awards		Director Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,470,687	$8.67	122,956	$9.73
Granted	567,850	16.18	66,742	12.59
Vested	(453,247)	8.46	(49,778)	9.34
Forfeited	(28,250)	8.84	—	—

Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23
Granted	40,778	16.07	70,696	14.06
Vested	(587,657)	10.42	(81,493)	10.55
Forfeited	(23,700)	11.05	—	—

Nonvested at December 31, 2009	986,461	$12.29	129,123	$13.21

Granted	454,950	18.45	75,710	18.48
Vested	(585,228)	11.36	(71,079)	12.86
Forfeited	(48,112)	13.99	—	—

Nonvested at December 31, 2010	808,071	$16.33	133,754	$16.38

        During the years ended December 31, 2010 and 2009, 656,307 and 669,150 restricted shares of common stock with an intrinsic value of $7.6 million and $7.0 million, respectively, became fully vested. As of December 31, 2010, total unrecognized compensation cost related to restricted shares of common stock was approximately $9.8 million and the related weighted-average period over which it is expected to be recognized is approximately two years. The aggregate granted shares have vesting dates through June 2014. The 2010 grant was $9.7 million at the date of grant which is amortized to expense ratably over the vesting period of granted shares.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

Options

        The summary of option activity and weighted average exercise prices are as follows:

	Employee Awards		Director Awards		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,510,649	$11.10	153,113	$11.04	406,000	$5.95

Granted	—	—	—	—	—	—
Terminated	(193,914)	15.24	(10,000)	18.63	—	—
Exercised	(222,785)	3.04	(7,649)	2.83	—	—

Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95

Granted	—	—	—	—	—	—
Terminated	(20,658)	5.48	(5,000)	14.00	—	—
Exercised	(308,960)	8.16	(35,000)	6.68	—	—

Outstanding at December 31, 2009	764,332	$13.74	95,464	$11.46	406,000	$5.95

Granted	—	—	—	—	—	—
Terminated	(1,500)	4.63		—	—	—
Exercised	(328,332)	14.16	(15,373)	13.82	(30,000)	5.50

Outstanding at December 31, 2010	434,500	$13.45	80,091	$11.08	376,000	$5.98

Aggregate intrinsic value at December 31, 2010	$5,843,450		$881,940		$2,250,000
Weighted average remaining contractual term (years)	2.7		2.6		1.0

        The intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $5.0 million and $2.8 million, respectively. Options exercisable under the Company's share-based compensation plans at December 31, 2010 and 2009 were 0.9 million and 1.3 million shares, respectively, with a weighted average exercise price of $10.08 and $11.07, respectively, an average remaining contractual term of 2.0 and 2.3 years, respectively, and an aggregate intrinsic value of $9.0 million and $14.0 million as of December 31, 2010 and 2009. Cash received by the Company related to the exercise of options during the years ended December 31, 2010 and 2009 amounted to $5.0 million and $3.0 million. As of December 31, 2010 and 2009, there is no unrecognized compensation cost related to stock option awards.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

        The summary of the options vested and exercisable is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2010	434,500	80,091	376,000
2009	764,332	95,464	406,000
2008	1,093,950	135,464	406,000

        Information concerning outstanding and exercisable options as of December 31, 2010 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number of Options or Awards	Remaining Life (Years)	Exercise Price
$ 5.09 to $ 6.02	403,963	1.2	$5.93
8.08 to 12.10	119,605	3.6	8.62
13.50 to 16.75	367,023	2.3	15.12

	890,591	2.0	$10.08

NOTE M—LEASES

Operating Leases

        The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. The Company recognizes rent expense on a straight-line basis for leases with escalation clauses. Certain of these leases also contain renewal options. Renewal periods vary according to lease agreements. Rent expense was approximately $40.4 million, $39.3 million, and $35.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively. Sublease rental income of $0.1 million, $0.3 million, and $0.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively, was netted against rent expense. The Company estimates it will receive approximately $0.1 million of sublease rent income in the future.

        Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2010 are as follows:

(In thousands)
2011	$40,018
2012	33,423
2013	25,932
2014	19,223
2015	9,950
Thereafter	26,615

$155,161

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—RELATED PARTY TRANSACTIONS

        The firm of Foley & Lardner LLP serves as the Company's outside general counsel. The Company's Chairman is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $3.3 million, $2.7 million, and $3.0 million, for the years ended 2010, 2009 and 2008, respectively, which amounted to approximately one half of one percent of that firm's annual revenues for each such year. At December 31, 2010 and 2009, the Company had $0.3 million and $0.1 million payable to Foley & Lardner LLP, respectively.

NOTE O—SEGMENT AND RELATED INFORMATION

        The Company has identified three reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments' income from operations. In December 2010, as a result of the acquisition of ACP, the Company realigned its reportable segments and identified the third operating segment. Therapeutic Solutions includes ACP and IN, Inc., which previously was included in Other. The results of IN, Inc. have been reclassified to Therapeutic Solutions in all years presented.

        The reportable segments are: (i) patient-care services (ii) distribution, and (iii) therapeutic solutions. The reportable segments are described further below:

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

        Therapeutic Solutions—This segment consists of the leasing of rehabilitation equipment from ACP as well the operations of IN, Inc. ACP is a developer of specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation.

        Other—This consists of Hanger corporate and Linkia. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

        The accounting policies of the segments are the same as those described in the summary of "Significant Accounting Policies" in Note B to the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—SEGMENT AND RELATED INFORMATION (Continued)

        Summarized financial information concerning the Company's reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care centers segment and were made at prices which approximate market values.

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
2010
Net sales
Customers	$714,665	$95,544	$6,622	$548	$—	$817,379
Intersegments	—	168,823	3,839	—	(172,662)	—
Depreciation and amortization	11,211	1,004	1,293	5,414	(113)	18,809
Income from operations	131,430	30,395	(5,402)	(75,023)	(21)	81,379
Interest (income) expense	28,410	3,397	480	(1,947)	—	30,340
Income (loss) before taxes	103,020	26,998	(5,882)	(88,671)	(21)	35,444
Total assets	1,054,270	146,166	142,970	(281,927)	—	1,061,479
Capital expenditures	17,599	1,112	2,056	9,826	—	30,593
2009
Net sales
Customers	$670,458	$88,043	$1,122	$447	$—	$760,070
Intersegments	—	155,017	2,782	—	(157,799)	—
Depreciation and amortization	10,288	893	349	4,902	(113)	16,319
Income from operations	125,185	25,634	(5,762)	(54,705)	168	90,520
Interest (income) expense	28,470	3,443	—	(1,220)	—	30,693
Income (loss) before taxes	96,715	22,191	(5,762)	(53,318)	168	59,994
Total assets	821,988	119,989	(16,902)	(50,039)	—	875,036
Capital expenditures	14,704	794	904	4,868	—	21,270
2008
Net sales
Customers	$619,977	$80,707	$1,867	$578	$—	$703,129
Intersegments	—	136,679	3,264	—	(139,943)	—
Depreciation and amortization	11,855	735	285	4,421	(113)	17,183
Income from operations	103,957	23,423	(4,000)	(46,427)	775	77,728
Interest (income) expense	(6,484)	7,086	1	31,946	—	32,549
Income (loss) before taxes	110,441	16,337	(4,001)	(79,111)	775	44,441
Total assets	707,635	91,948	(11,608)	25,775	—	813,750
Capital expenditures	11,175	505	390	7,260	—	19,330

        The Company's foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2010, 2009, or 2008.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—CORPORATE OFFICE RELOCATION

        The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas during the year ended December 31, 2010. In conjunction with the move, the Company incurred employee separation costs, other relocation costs, and lease termination costs. Employee separation costs are expensed pro-ratably over the requisite service period. The Company incurred employee separation and relocation costs of $10.6 million the year ended December 31, 2010. The Company anticipates these costs will be paid to employees during 2011. These costs are expensed when incurred and the Company anticipates incurring up to an additional $1.5 million to $2.5 million over the next three to six months. As of August 31, 2010 the Company abandoned its lease premises in Bethesda, Maryland and has recorded a lease termination liability of $5.8 million, net of anticipated sub-lease recoveries. The lease termination liability will be paid out over the remaining term of the lease which expires on September 30, 2014.

        The following is a summary of the relocation incurred and to be paid in future periods:

(In thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2009	$—	$—	$—	$—
Expenses incurred	4,350	6,246	5,848	16,444
Amounts paid	(2,455)	(6,246)	(642)	(9,343)

Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2010	Allowance for doubtful accounts	$10,526	$20,276	$14,116	$16,686
2009	Allowance for doubtful accounts	$6,099	$16,128	$11,701	$10,526
2008	Allowance for doubtful accounts	$3,965	$15,906	$13,772	$6,099

Year	Classification	Balance at beginning of year	Acquistions	Generated	Utilized/Released	Expired	Balance at end of year
(In thousands)
2010	Net Operating Loss	$12,038	$4,872	$29	$10,251	$18	$6,670
	Valuation Allowance	11,359	—	23	10,554	—	828
2009	Net Operating Loss	$11,990	$—	$63	$—	$15	$12,038
	Valuation Allowance	11,278	—	386	305	—	11,359
2008	Net Operating Loss	$12,255	$—	$247	$432	$80	$11,990
	Valuation Allowance	10,813	—	844	367	12	11,278

S-1

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated October 18, 2010, by and among Hanger Orthopedic Group, Inc., Speed Acquisition Vehicle, Inc., ComVest ACPC Holdings, LLC and John B. Beach. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 18, 2010).
3.1
Certificate of Incorporation, as amended, of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3.2
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
3.3
Certificate of Agreement of Merger of Sequel Corporation and Delaware Sequel Corporation. (Incorporated herein by reference to Exhibit 3.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).
3.4
Certificate of Ownership and Merger of Hanger Acquisition Corporation and J. E. Hanger, Inc. as filed with the Office of the Secretary of the State of Delaware on April 11, 1989. (Incorporated herein by reference to Exhibit 2(f) to the Registrant's Current Report on Form 8-K dated May 15, 1989).
3.5
Certificate of Amendment to Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on September 16, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.6	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
4.1
Indenture, dated November 2, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.2
Registration Rights Agreement, dated November 2, 2010, by and among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc., as representatives of the several initial purchasers. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.3
First Supplemental Indenture, dated December 13, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Filed herewith).
10.1
Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*

Exhibit No.	Document
10.2	Amended and Restated 2003 Non-Employee Directors' Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).
10.3
Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant's Current Report on Form 8-K filed on February 24, 2005).
10.4	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2011 (Filed herewith).*
10.5
Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.6
Registration Rights Agreement, dated as of May 26, 2006, among the Registrant and Ares Corporate Opportunities Fund, L.P. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.7
Letter Agreements, dated May 26, 2006, between the Registrant and Ares Corporate Opportunities Fund, L.P. regarding board and management rights. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.8
Credit Agreement, dated as of December 1, 2010, among the Company and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 1, 2010).
10.9
Guarantee and Collateral Agreement, dated as of December 1, 2010, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Bank of America, N/A., as Administrative Agent. (Filed herewith).
10.10
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.11
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between George E. McHenry and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.12
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.13
Third Amended and Restated Employment Agreement, effective as of January 1, 2005, by and between Richmond L. Taylor and the Registrant. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

Exhibit No.	Document
10.14	Second Amended and Restated Employment Agreement, effective as of September 13, 2007, by and between Ronald N. May and the Registrant. (Incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on November 13, 2007).*
10.15
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Ivan R. Sabel and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).*
10.16
Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 5, 2008, by and between Thomas F. Kirk and the Registrant. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2008).
10.17	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.18	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.19	Form of Restricted Stock Agreement for Executives (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.20	Form of Restricted Stock Agreement for Employees Executives (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.21
Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.22	Form of Executive Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.23	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.24
Securities Purchase and Lock-Up Agreement, dated October 18, 2010, by and between Hanger Orthopedic Group, Inc. and John B. Breach and Schedule of Substantially Identical Securities Purchase and Lock-Up Agreements Omitted Pursuant to Instruction 2 to Item 601 of Regulation S-K (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 18, 2010).
10.25	Employment Agreement, effective as of November 2008 by and between Vinit Asar and the Registrant. (Filed herewith).*
21	List of Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Exhibit No.	Document
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*
Management contract or compensatory plan