Form 10-Q
period 2011-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2011-05-04
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 27, 2011 33,497,310 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,666	$36,308
Accounts receivable, less allowance for doubtful accounts of $16,089 and $16,686 in 2011 and 2010, respectively	110,146	118,622
Inventories	99,786	98,290
Prepaid expenses, other assets, and income taxes receivable	21,678	17,814
Deferred income taxes	17,596	17,458
Total current assets	268,872	288,492

PROPERTY, PLANT AND EQUIPMENT
Land	839	839
Buildings	4,299	4,299
Furniture and fixtures	16,246	16,134
Machinery and equipment	54,477	52,905
Equipment leased to third parties under operating leases	33,010	31,294
Leasehold improvements	60,476	59,223
Computer and software	72,088	69,648
Total property, plant and equipment, gross	241,435	234,342
Less accumulated depreciation	137,000	131,038
Total property, plant and equipment, net	104,435	103,304

INTANGIBLE ASSETS
Goodwill	595,015	590,699
Patents and other intangible assets, net	56,895	56,379
Total intangible assets, net	651,910	647,078

OTHER ASSETS
Debt issuance costs, net	20,030	16,589
Other assets	6,347	6,016
Total other assets	26,377	22,605

TOTAL ASSETS	$1,051,594	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2011	2010

LIABILITIES
AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,379	$7,006
Accounts payable	24,540	29,243
Accrued expenses	18,847	20,796
Accrued interest payable	6,350	2,522
Accrued compensation related costs	17,614	43,126
Total current liabilities	74,730	102,693

LONG-TERM LIABILITIES
Long-term debt, less current portion	510,841	501,678
Deferred income taxes	64,447	64,447
Other liabilities	27,888	28,234
Total liabilities	677,906	697,052

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 34,424,222 shares and 34,352,163 shares issued at 2011 and 2010, respectively	349	344
Additional paid-in capital	260,462	257,419
Accumulated other comprehensive loss	(279)	(279)
Retained earnings	113,812	107,599
	374,344	365,083
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	373,688	364,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,051,594	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$200,439	$178,316
Cost of goods sold - materials	58,108	53,650
Personnel costs	78,889	68,769
Other operating expenses	37,390	35,315
Relocation expenses	376	2,059
Depreciation and amortization	7,292	4,311
Income from operations	18,384	14,212

Interest expense	8,379	7,542
Income before taxes	10,005	6,670

Provision for income taxes	3,792	2,668
Net income	$6,213	$4,002

Basic Per Common Share Data
Net income	$0.19	$0.13
Shares used to compute basic per common share amounts	33,360,840	31,881,750

Diluted Per Common Share Data
Net income	$0.18	$0.12
Shares used to compute diluted per common share amounts	34,134,067	32,926,033

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$6,213	$4,002
Adjustments to reconcile net income to net cash used in operating activities:

Loss on disposal of assets	5	27
Reduction of earnouts	(257)	—
Provision for bad debts	4,078	3,599
Provision for deferred income taxes	(343)	2,132
Depreciation and amortization	7,292	4,311
Amortization of debt issuance costs	748	455
Compensation expense on restricted stock	1,658	1,916
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	5,483	2,626
Inventories	(1,368)	(1,847)
Prepaid expenses, other current assets, and income taxes receivable	(3,663)	(8,004)
Equipment leased to third parties under operating leases	(1,722)	—
Other assets	(265)	(148)
Accounts payable	(6,339)	(3,942)
Accrued expenses and accrued interest payable	2,323	3,252
Accrued compensation related costs	(25,531)	(20,684)
Other liabilities	193	232
Net cash used in operating activities	(11,495)	(12,073)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(5,387)	(7,914)
Acquisitions and contingent purchase price (net of cash acquired)	(4,941)	(1,185)
Purchase of technology license/registration of patent	(50)	—
Proceeds from sale of property, plant and equipment	3	2
Net cash used in investing activities	(10,375)	(9,097)

Cash flows from financing activities:
Borrowings under revolving credit agreement	10,000	—
Repayment of term loan	(750)	(580)
Repayment of long-term debt	(406)	(688)
Deferred financing costs	(4,189)	—
Proceeds from issuance of common stock	573	1,946
Net cash provided by financing activities	5,228	678

Decrease in cash and cash equivalents	(16,642)	(20,492)
Cash and cash equivalents, at beginning of period	36,308	84,558
Cash and cash equivalents, at end of period	$19,666	$64,066

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the Company with the SEC.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories (continued)

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

Effective January 1, 2008, the Company adopted the authoritative guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings and are immaterial to the Company’s financial statements.

Effective January 1, 2009, the Company adopted the authoritative guidance for fair value measurements and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of December 31, 2010, there has been no impact to the Company’s consolidated financial statements related to the application of fair value measurements and disclosures guidance for non-financial assets and liabilities.

The following is a listing of the Company’s assets measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011 (unaudited)				December 31, 2010 (unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities
Money market funds	$—	$—	$—	$—	$17,014	$—	$—	$17,014

	$—	$—	$—	$—	$17,014	$—	$—	$17,014

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

During the three months ended March 31, 2010, assets and liabilities that were measured at fair value using Level 3 inputs had the following activity:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
For the three months ended March 31, 2010	Auction Rate Securities	Rights	Total
Balance as of December 31, 2009	$6,047	$315	$6,362
Total unrealized losses
Included in earnings	(3)	4	1
Balance as of March 31, 2010 (unaudited)	$6,044	$319	$6,363

For the three months ended March 31, 2011, the Company had no assets or liabilities that were measured at fair value using Level 3 inputs.

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

The Company’s investments consisted of two auction rate securities (“ARS”) totaling $7.5 million of par value, $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 (“Indiana ARS”) and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. The Company’s ARS were reported at fair value at December 31, 2009, and during 2010 both ARS were sold.

The fair values of the Company’s ARS were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs are not observable in an active market, they are classified as Level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.

The Company recorded no unrealized losses related to the Primus ARS for the three months ended March 31, 2010. The fair value of the Primus ARS as of March 31, 2010 was $1.4 million and was classified as other long term assets. In May 2010, the Company sold its investment in the Primus ARS for $1.5 million.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

On November 4, 2008, the Company agreed to accept Auction Rate Security Rights (“the Rights”) related to the Indiana ARS from UBS offered through a prospectus filed on October 7, 2008. The Rights permitted the Company to sell, or put, the Indiana ARS back to UBS at par value of $5.0 million, at any time during the period from June 30, 2010 through July 2, 2012 and to obtain a credit line from UBS collateralized by the ARS. The Company elected to classify the Rights and its investments in the Indiana ARS as trading securities in accordance with the authoritative guidance for accounting for investments in debt and equity securities. As of March 31, 2010, the Company determined the fair value of the Indiana ARS was $4.7 million and the fair value of the Rights was $0.3 million. The change in the fair value for December 31, 2009 was $0.1 million and was reflected as a component of earnings.

On July 1, 2010, the Company exercised its right to put the ARS back to UBS at par value of $5.0 million. The $5.0 proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million.

Interest Rate Swaps

Prior to December 2010, the Company utilized interest rate swaps to manage its exposure to interest rate risk associated with the Company’s variable rate borrowings. The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. In accordance with the authoritative guidance, the Company designated the interest rate swaps as cash flow hedges of variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness were recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate term loans were converted to a fixed rate of 5.4%. The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. The agreements, which originally expired April 2011, qualified as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging for the three months ended March 31, 2010, and there was no ineffectiveness. The Company’s interest rate swaps qualified for hedge accounting, so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in that period. Since their inception, the fair value of the interest rate swaps had declined $4.7 million at March 31, 2010. Of the decline, $4.2 million related to the effective portion of the interest rate swaps and was reported as a component of accumulated other comprehensive loss on our consolidated balance sheets. The current portion of the liability, $4.4 million, was reported in accrued expenses, while the remainder was reported in other liabilities on the Company’s consolidated balance sheet as of March 31, 2010.

On December 1, 2010, the Company was required to terminate the interest rate swaps due to refinancing of the credit facilities. The Company incurred a loss of $1.6 million, which is recorded in loss/(gain) from interest rate swap on the consolidated income statement.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at March 31, 2011, was $204.0 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at March 31, 2011.

Revenue Recognition

Revenues in the Company’s patient care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in the therapeutic solutions are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with our customers.

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

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$3,789	$2,534
Income taxes	1,030	3,351

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	2,628	4,413
Earnouts payable on acquisitions	321	—
Unrealized gain on interest rate swaps	—	348
Issuance of notes in connection with acquistions	693	—
Issuance of restricted shares of common stock	11,566	7,837

NOTE D - GOODWILL

The Company determined that it has three reporting units with goodwill to be evaluated, which are the same as its reportable segments: (i) patient-care centers; (ii) distribution; and (iii) therapeutic solutions. The Company completes its annual goodwill impairment analysis in October of each year. The fair value of the Company’s reporting units is primarily determined based on the income approach and considered the market and cost approach. On December 1, 2010, the Company acquired ACP. This transaction resulted in $96.1 million in goodwill, none of which is amortizable for tax purposes.

The activity related to goodwill for the three months ended March 31, 2011 and 2010 is as follows:

	Patient-Care Centers				Therapeutic
		Accumulated		Distribution	Solutions
(In thousands)	Goodwill	Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	3,552	—	3,552	—	423	3,975
Additions due to contingent considerations	341	—	341	—	—	341
Balance at March 31, 2011 (unaudited)	$505,933	$(45,808)	$460,125	$38,388	$96,502	$595,015

	Patient-Care Centers				Therapeutic
		Accumulated		Distribution	Solutions
(In thousands)	Goodwill	Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$—	$484,422
Additions due to acquisitions	—	—	—	—	—	—
Additions due to contingent considerations	446	—	446	—	—	446
Balance at March 31, 2010 (unaudited)	$492,288	$(45,808)	$446,480	$38,388	$—	$484,868

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	March 31,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Raw materials	$35,653	$36,444
Work-in-process	41,992	38,499
Finished goods	22,141	23,347
	$99,786	$98,290

NOTE F — ACQUISITIONS

On December 1, 2010, the Company completed the acquisition of ACP for approximately $157.8 million in cash and incurred $5.4 million of costs to complete the transaction. These costs, which are reflected as acquisition expenses on the consolidated financial statements, are comprised of $3.3 million in legal and advisor fees and $2.1 million in stock based compensation related to the sale of stock to executives of ACP. The Company recorded: (i) approximately $96.1 million of goodwill, which is not amortizable for tax purposes; (ii) $48.2 million of intangible assets; (iii) $32.5 million of fixed assets at fair value; (iv) $7.2 million of current assets; (v) $6.0 million of current liabilities; and (vi) $20.0 million of deferred tax liabilities related to the ACP transaction. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, expected revenue and cash flow growth in future years and the ability to provide patient care services to a previously underserved market. The Company identified intangible assets totaling $48.2 million comprised of; (i) $22.3 million of customer relationships with a useful life of 14 years; (ii) $9.1 million related to the trade name which has an indefinite life; (iii) $8.1 million related to proprietary treatment programs with a useful life of 15 years; (iv) $5.4 million of patented technology with a useful life of eight years; and (v) $3.3 million related to other assets with a three to five year useful life. The results of operations for ACP are included in the Company’s results of operations from the date of acquisition. Pro forma results for the prior period would not be materially different.

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

During the three months ended March 31, 2011, the Company acquired one O&P company, operating a total of one patient care center. The aggregate purchase price for this O&P business was $5.8 million. Of this aggregate purchase price, $0.7 million consisted of promissory notes and $0.6 million is made up of contingent consideration payable within the next two years. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $3.6 million of goodwill related to this acquisition and the expenses incurred related to this acquisition were insignificant and are included in other operating expenses. The results of operations for this acquisition are included in the Company’s results of operations from the date of acquisition. Pro forma

NOTE F — ACQUISITIONS (CONTINUED)

results would not be materially different. The Company made the election to treat the acquisition in the first quarter of 2011 as an asset purchase, and therefore, goodwill is amortizable for tax purposes.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $0.4 million and $0.8 million during the three months ended March 31, 2011 and 2010, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. The Company estimates that it may pay up to a total of $5.8 million related to contingent consideration provisions of acquisitions in future periods. Of the $5.8 million, $4.6 million is related to acquisitions completed after adoption of the revised authoritative guidance.

Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations, which provides revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$10,000	$—
Line of Credit	—	—
Term Loan	299,250	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2018	8,970	8,684
	518,220	508,684
Less current portion	(7,379)	(7,006)
	$510,841	$501,678

(1) At March 31, 2010, the Company had $175.0 million outstanding of 10 1/4% Senior Notes.

(2) At March 31, 2010, the Company had $221.4 million outstanding on the Term Loan at 2.25%.

Refinancing and Amendment

During the fourth quarter of 2010, the Company refinanced its senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016, and the establishment of a $100.0 million Revolving Credit Facility. The Company recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire the outstanding 10 1/4% Senior notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under the existing term loan facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million for general corporate purposes, including to partially fund the purchase price for the acquisition of ACP.

NOTE G — LONG TERM DEBT (CONTINUED)

Refinancing and Amendment (continued)

On March 11, 2011, the Company entered into an amendment to its Credit Agreement dated as of December 1, 2010. The amendment (i) reduced the interest rate margin applicable to the term loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the term loans under the Credit Agreement from 1.50% to 1.0%. We incurred $4.1 million of fees related to the Amendment which will be amortized into interest expense over the remaining term of the debt.

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the credit agreement), and includes a 1.50% LIBOR floor. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s subsidiaries. As of March 31, 2011 the stated interest rate is 5.25%.

The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.00:1.00 until September 30, 2011, 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 to September 30, 2013, and 3.75:1.00 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. At March 31, 2011, the Company was in compliance with these covenants. As of March 31, 2011, the Company has $86.6 million available under that facility. Availability under the Company’s Revolving Credit Facility as of March 31, 2011 was net of standby letters of credit of approximately $3.4 million and $10.0 million of outstanding borrowings. The $10.0 million draw was subsequently paid back in April 2011.

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

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly payments commencing March 31, 2011. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales, or other events as defined in the credit agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the credit agreement), and includes a 1.0% LIBOR floor. At March 31, 2011, the interest rate on the Term Loan Facility was 4.00%. The obligations under the Term Loan Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s subsidiaries. The Term Loan Facility is

NOTE G — LONG TERM DEBT (CONTINUED)

Term Loan (continued)

subject to covenants that mirror those of the Revolving Credit Facility, and as of March 31, 2011, the Company was in compliance with these covenants.

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date. On or after November 15, 2014, the Company may redeem all or from time to time a part of the notes upon not less than 30 not more than 60 days’ notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

Subsidiary Guarantees

The Revolving and Term Loan Facility and the 7 1/8% Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations, the Guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the Guarantor Subsidiaries is minor. There are no restrictions on the ability of our subsidiaries to transfer cash to co-guarantors. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2011, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits. As of March 31, 2011, IN, Inc. had outstanding purchase commitments of approximately $1.1 million that the Company expects to be fulfilled over the next three months.

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

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. The Company has reviewed its existing contracts containing indemnification or clauses of guarantees and does not believe that its liability under such agreements is material to the Company’s operations.

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

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2011	2010
	(Unaudited)	(Unaudited)

Net income	$6,213	$4,002

Shares of common stock outstanding used to compute basic per common share amounts	33,360,840	31,881,750
Effect of dilutive restricted stock and options (1)	773,227	1,044,283
Shares used to compute dilutive per common share amounts	34,134,067	32,926,033

Basic income per share	$0.19	$0.13
Diluted income per share	0.18	0.12

(1) There were no anti-dilutive options for the three months ended March 31, 2011 and 2010.

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company, and calls for annual payments upon retirement based on years of service and final average salary. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2011:

Discount rate	4.75%
Average rate of increase in compensation	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2010	$17,059
Service cost	247
Interest cost	202
Net benefit cost accrued at March 31, 2011 (unaudited)	$17,508

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

On May 13, 2010, the stockholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and terminated the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and the 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”). No new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding on May 13, 2010 remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan.

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

At March 31, 2011, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 0.5 million shares have been issued. During the first quarter of 2011, the Company issued approximately 0.4 million shares of restricted stock under the 2010 plan. The fair value on the date of grant was $11.4 million.

Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $18.8 million at March 31, 2011, and is expected to be expensed as compensation expense over approximately four years. The Company had no unrecognized expense related to its stock option grants for the periods ended March 31, 2011 and 2010.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

During the three months ended March 31, 2011 and 2010, no options were cancelled under the 2002 Stock Incentive and Bonus Plan. There were no 2003 Directors’ Plan option cancellations during the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011 and 2010, the Company has included approximately $1.7 million and $1.9 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003, and 2010 Plans. Compensation expense relates to restricted share grants. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

NOTE L — SEGMENT AND RELATED INFORMATION

The Company has identified three reportable segments in which it operates based on the products and services it provides. The Company evaluates segment performance and allocates resources based on the segments’ income from operations. In December 2010, as a result of the acquisition of ACP, the Company realigned its reportable segments and identified the third operating segment. Therapeutic solutions include ACP and IN, Inc., which previously was included in Other. The results of IN, Inc. have been reclassified to Therapeutic Solutions in all years presented.

The reportable segments are: (i) patient-care services (ii) distribution, and (iii) therapeutic solutions. The reportable segments are described further below:

Patient-Care Services—This segment consists of the Company’s owned and operated patient-care centers and fabrication centers of O&P components. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the distribution segment to the patient-care services segment and were made at prices which approximate market values.

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended March 31, 2011
Net sales
Customers	$160,551	$23,461	$16,257	$170	$—	$200,439
Intersegments	—	41,627	745	—	(42,372)	—
Depreciation and amortization	2,961	284	2,474	1,573	—	7,292
Income (loss) from operations	22,373	6,887	751	(11,728)	101	18,384
Interest (income) expense	7,116	849	1,440	(1,026)	—	8,379
Income (loss) before taxes	15,257	6,038	(689)	(10,702)	101	10,005

Capital Expenditures	3,082	168	90	2,047	—	5,387

Three Months Ended March 31, 2010
Net sales
Customers	$156,046	$21,817	$351	$102	$—	$178,316
Intersegments	—	38,154	982	—	(39,136)	—
Depreciation and amortization	2,774	240	78	1,219	—	4,311
Income (loss) from operations	24,434	6,134	(1,484)	(14,815)	(57)	14,212
Interest (income) expense	7,089	851	—	(398)	—	7,542
Income (loss) before taxes	17,345	5,283	(1,484)	(14,417)	(57)	6,670

Capital Expenditures	6,782	453	587	92	—	7,914

Total Assets
March 31, 2011	1,137,977	149,344	140,001	(375,728)	—	1,051,594
December 31, 2010	1,054,270	146,166	142,970	(281,927)	—	1,061,479

NOTE M — CORPORATE OFFICE RELOCATION

The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas during the year ended December 31, 2010. In conjunction with the move, the Company incurred employee separation costs, other relocation costs, and lease termination costs. Employee separation costs are expensed pro-ratably over the requisite service period. The Company incurred employee separation and relocation costs of $0.4 million during the three months ended March 31, 2011. The Company anticipates incurring $1.0 to $2.0 million of additional costs in 2011 as the final employee moves are completed.  As of August 31, 2010 the Company abandoned its lease premises in Bethesda, Maryland and recorded a lease termination liability of $4.6 million, net of anticipated sub-lease recoveries. The lease termination liability will be paid out over the remaining term of the lease which expires on September 30, 2014.

The following is a summary of the relocation incurred and to be paid in future periods:

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	36	340	—	376
Amounts paid	(926)	—	(641)	(1,567)
Balance as of March 31, 2011	$1,005	$340	$4,565	$5,910

	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2009	$—	$—	$—	$—
Expenses incurred	1,527	532	—	2,059
Amounts paid	—	—	—	—
Balance as of March 31, 2010	$1,527	$532	$—	$2,059

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of risks and uncertainties. Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Business Overview

General

The goal of Hanger Orthopedic Group, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient care centers in the United States and the largest dedicated distributor of O&P products in the United States. We operate in excess of 675 O&P patient care centers located in 45 states and the District of Columbia and five strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC (“Linkia”), manage an O&P network and develop programs to manage all aspects of O&P patient care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics and Accelerated Care Plus. Innovative Neurotronics (“IN, Inc.”) introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus (“ACP”) is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

For the three months ended March 31, 2011, our net sales were $200.4 million and we recorded net income of $6.2 million. For the three months ended March 31, 2010, our net sales were $178.3 million, and we recorded net income of $4.0 million.

We have three segments—patient care services, distribution, and therapeutic solutions. For the three months ended March 31, 2011, net sales attributable to our patient-care services, distribution, and therapeutic solutions segments were $160.6 million, $23.5 million, and $16.3 million, respectively. See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We provide goods and services to the O&P, post-acute, and other rehabilitation markets. We estimate that the O&P patient care market in the United States is approximately $2.6 billion, of which we account for approximately 27%, and the post-acute rehabilitation and other rehabilitation market is approximately $1.3 billion, of which we account for 5%. We commissioned a study which identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient care services revenue.

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

Our internal efforts focus on leveraging the resources and expertise of our core O&P patient care services business in order to provide additional products and services to our patients. IN, Inc. was created to bring innovative applications and product technology to market. IN, Inc.’s first two products are the WalkAide and V-Hold and both are good examples of bringing new products to the O&P market place. Our knowledge of the O&P market place enabled us to create Linkia, which is the only O&P provider network management service company that functions as a liaison between provider networks and third party health insurance companies. Linkia provides insurance payors with data and administrative services that allow these payors to provide higher quality more efficient care to their insureds; in return this solidifies our relationship with payors and allows us to negotiate favorable national or regional contracts. We continually assess market opportunities to identify additional opportunities to leverage our footprint and expertise beyond the traditional O&P market. We have identified and are piloting two new channels of revenue; CARES and Dosteon. CARES is a pilot program that works with hospital emergency rooms to provide a wide variety of orthotic and durable medical equipment (“DME”) products, while Dosteon partners with physicians offices, such as orthopedic and vascular surgeons to provide for the postoperative needs of their patients. These pilot businesses, along with dedicated sales personnel, help us sell into markets not previously served by our traditional brick and mortar facilities. We are encouraged with the progress of these businesses and their ability to contribute to the growth of our patient care business.

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

•                  increasing the volume of our patient care business through enhanced comprehensive marketing programs aimed at referring physicians and patients. Our patient Evaluation Clinics program, allows patients to have their devices inspected and serviced if necessary. The program also informs them of technological improvements which may benefit them by further improving their mobility. Our “People in Motion” program also introduces potential patients to the latest O&P technology;

•                  expanding the breadth of products being offered through our distribution segment and our patient care centers;

•                  increasing the number of practitioners through our residency program; and

•                  Selectively acquiring small and medium-sized O&P patient care service businesses and opening satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets.

Business Description

Patient Care Services

As of March 31, 2011, we provided O&P patient care services through over 675 patient-care centers and over 1,100 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or are candidates for formal certification, by the O&P industry certifying boards. A practitioner manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

In our orthotics business, we design, fabricate, fit and maintain a wide range of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process and lower the cost of rehabilitation. Patients are referred to Hanger by an attending physician who determines a patient’s treatment and writes a prescription. Our practitioners then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient’s needs.

The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements, frequently using our digital imaging system (Insignia), of the patient’s residual limb to ensure an anatomically correct fit. Prosthetic devices are custom fabricated and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the remainder are prefabricated but custom fit.

Custom devices are fabricated by our skilled technicians using plaster castings, measurements and designs made by our practitioners and by utilization of our proprietary Insignia system. The Insignia system replaces plaster casting of a patient’s residual limb with a computer generated image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities.

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

Provider Network Management

Linkia is the first provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia’s network now includes approximately 1,000 O&P provider locations, including approximately 350 independent providers. As of March 31, 2011, Linkia had 43 contracts with national and regional providers.

Distribution Services

We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 26,000 individual SKUs manufactured by more than 50 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Therapeutic Solutions

We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through its subsidiaries IN, Inc. and ACP. IN, Inc. specializes in product development, principally in the field of functional electrical stimulation. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc.’s first product, the WalkAide System (“WalkAide”), has received FDA approval, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. IN, Inc. is conducting trials in its effort to gain additional coverage for stroke rehabilitation which represents the largest potential patient population. IN, Inc. anticipates that these trials will be completed by the end of 2011 with submission of data to CMS during 2012. In addition to reimbursement from Medicare and Medicaid, IN, Inc. has been working with commercial insurance companies and has had limited success in obtaining payment for the WalkAide device. The WalkAide is sold in the United States through our patient care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

On December 1, 2010 we acquired ACP, which is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. We have contracts to serve more than 4,000 skilled nursing facilities nationwide, including 22 of the 25 largest national providers. Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 90 O&P businesses since 1997, representing over 200 patient-care centers;

•                  Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry, and our certification program in conjunction with the University of Hartford;

•                  Experienced and committed management team; and

•                  Successful government relations efforts which enables us to:

•                  Support our patients’ efforts to pass “The Prosthetic Parity Act” in 19 states;

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

The following represents the composition of our accounts receivable balance by type of payor:

March 31, 2011 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$50,211	$10,421	$10,140	$70,772
Private pay	4,573	3,912	2,512	10,997
Medicaid	10,970	1,969	2,260	15,199
Medicare	22,858	2,211	2,107	27,176
VA	1,529	316	246	2,091
	$90,141	$18,829	$17,265	$126,235

December 31, 2010 (unaudited)
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$59,827	$9,000	$8,439	$77,266
Private pay	7,088	2,304	1,324	10,716
Medicaid	11,331	2,019	2,276	15,626
Medicare	25,522	2,330	1,777	29,629
VA	1,491	432	148	2,071
	$105,259	$16,085	$13,964	$135,308

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

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset. As of October 1, 2010, there were no indicators of impairment as the fair value of the reporting units was substantially in excess of their carrying value. As of March 31, 2011, there were no indicators of impairment.

•                  Income taxes:  We are required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Cost of goods sold - materials	29.0	30.1
Personnel costs	39.4	38.6
Other operating expenses	18.7	19.9
Relocation expenses	0.2	1.2
Depreciation and amortization	3.6	2.4
Income from operations	9.1	7.8
Interest expense	4.2	4.2
Income before taxes	4.9	3.6
Provision for income taxes	1.9	1.5
Net income	3.0%	2.1%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales.  Net sales for the three months ended March 31, 2011 increased by $22.1 million, or 12.4%, to $200.4 million from $178.3 million for the three months ended March 31, 2010. The sales increase was principally the result of a $15.9 million increase in therapeutic solutions segment, a $1.6 million or 7.5% increase in external sales of our distribution segment, a $0.3 million or 0.2% increase in same center sales in the patient care centers, and a $4.3 million increase principally related to sales from acquired entities. The $15.9 million increase in therapeutic solutions is primarily due to the acquisition of ACP on December 1, 2010.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended March 31, 2011 was $58.1 million, an increase of $4.4 million, or 8.3%, over $53.7 million for the three months ended March 31, 2010. The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales decreased to 29.0% in 2011 from 30.1% in 2010 due primarily to the lower cost of materials associated with the $15.9 million increase in sales at the therapeutic solutions segment.

Personnel Costs.  Personnel costs for the three months ended March 31, 2011 increased by $10.1 million to $78.9 million from $68.8 million for the three months ended March 31, 2010. The increase of $10.1 million from the prior year was due primarily to $8.2 million from acquired entities and the remainder of the increase results primarily from increased staffing and merit increases. As a percentage of net sales, personnel costs have increased by 80 basis points compared to the same period due to the acquired entities and to a lesser extent decreased leverage in our patient care centers as a result of staffing in anticipation of higher sales volumes in the second through fourth quarters of 2011.

Other Operating Expenses.  Other operating expenses for the three months ended March 31, 2011 increased by $2.1 million to $37.4 million from $35.3 million in the first quarter of 2010. The increase was due primarily to $3.3 million in acquired entities operating expenses offset by reductions in corporate overhead related to the relocation to Austin, Texas and a decrease in incentive compensation. Other operating expenses as a percentage of net revenues decreased 120 basis points to 18.7% from 19.9% in the first quarter of 2011 and 2010, respectively, due to continued focus on expense management.

Relocation Expenses.  We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas. We continue to incur costs related to moving our employees due to the timing of selling homes and completing their permanent relocation. During the three months ended March 31, 2011, we incurred $0.4 million of employee relocation costs, as compared to $2.1 million incurred during the first quarter of 2010 which was comprised of $1.5 million of employee termination costs and $0.6 million of other relocation costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2011 increased $3.0 million to $7.3 million compared to $4.3 million in the first quarter of 2010.  The increase is primarily due to $2.5 million related to acquired entities and $0.5 million related to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations increased $4.2 million to $18.4 million for the three months ended March 31, 2011 compared to $14.2 million in the three months ended March 31, 2010. The current period experienced the combination of increased sales, lower operating expenses and lower relocation expenses.

Interest Expense.  Interest expense for the three months ended March 31, 2011 increased to $8.4 million compared to $7.5 million for the three months ended March 31, 2010 primarily due to increased debt levels resulting from our acquisition of ACP and the related refinancing in December of 2010, partially offset by lower interest rates.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2011 was $3.8 million or 37.9% of pre-tax income, compared to $2.7 million or 40.0% of pre-tax income for the three months ended March 31, 2010. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes which were lower in 2011.  The tax provision for the three months ended March 31, 2011 benefited from approximately $0.1 million of discrete tax benefits and lower blended state tax rates compared to the same period in 2010.

Net Income.  Net income increased $2.2 million to $6.2 million for three months ended March 31, 2011 from $4.0 million for the three months ended March 31, 2010. The current period experienced the combination of increased sales, lower corporate office relocation expenses and a lower effective tax rate, as compared with the first quarter of 2010.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Our working capital at March 31, 2011 was $194.1 million compared to $185.8 million at December 31, 2010. Cash flows used in operations of $11.5 million for the three months ended March 31, 2011 compared favorably to $12.1 million used in the prior year period, despite paying $4.8 million more in annual incentive compensation payments in the 2011 quarter. Days sales outstanding (“DSO”), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof for the three months ended March 31, 2011 increased to 47 days compared to 46 days for the same period last year.

Net cash used in investing activities was $10.4 million for the three months ended March 31, 2011 versus $9.1 million for the same period in the prior year. The increase was primarily due to increased investment in acquired businesses offset by lower capital expenditures in the first quarter of 2011 compared to 2010.

Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2011 compared to cash provided by financing activities of $0.7 million for the three months ended March 31, 2010.  The 2011 cash provided by financing activities was higher than 2010 due to the $10.0 million borrowings under the revolving credit facility, offset by $4.1 million of additional financing cost incurred related to the amendment to our credit facilities completed in March 2011, and lower proceeds from employee related stock compensation plans.

Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$10,000	$—
Line of Credit	—	—
Term Loan	299,250	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2018	8,970	8,684
	518,220	508,684
Less current portion	(7,379)	(7,006)
	$510,841	$501,678

(1)   At March 31, 2010, the Company had $175.0 million outstanding of 10 1/4% Senior Notes.

(2)   At March 31, 2010, the Company had $221.4 million outstanding on the Term Loan at 2.25%.

Refinancing and Amendment

During the fourth quarter of 2010, we refinanced our senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016, and the establishment of a $100.0 million Revolving Credit Facility. We recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire the outstanding 10 1/4% Senior notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under the existing term loan facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million for general corporate purposes, including to partially fund the purchase price for the acquisition of ACP.

On March 11, 2011, we entered into an amendment to our Credit Agreement dated as of December 1, 2010. The amendment (i) reduced the interest rate margin applicable to the term loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the term loans under the Credit Agreement from 1.50% to 1.0%. We incurred $4.1 million of fees related to the Amendment which will be amortized into interest expense over the remaining term of the debt.

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the credit agreement), and includes a 1.50% LIBOR floor. The obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries’ shares, all of our assets, and all the assets of our subsidiaries. As of March 31, 2011 the stated interest rate is 5.25%.

The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.00:1.00 until September 30, 2011, 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 to September 30, 2013, and 3.75:1.00 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. At March 31, 2011, we were in compliance with these covenants. As of March 31, 2011, we have $86.6 million available under that facility. Availability under our Revolving Credit Facility as of March 31, 2011 was net of standby letters of credit of approximately $3.4 million and $10.0 million of outstanding borrowings. The $10.0 million draw was subsequently paid back in April 2011.

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

Term Loan Facility

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly payments commencing March 31, 2011. From time to time, mandatory payments may be required as a result of capital stock issuances, additional debt incurrences, asset sales, or other events as defined in the credit agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the credit agreement), and includes a 1.0% LIBOR floor. At March 31, 2011, the interest rate on the Term Loan Facility was 4.00%. The obligations under the Term Loan Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries’ shares, all of our assets, and all the assets of our subsidiaries. The Term Loan Facility is subject to covenants that mirror those of the Revolving Credit Facility, and as of March 31, 2011, we were in compliance with these covenants.

7 1/8% Senior Notes

Our 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of our current and future material domestic subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

On or prior to November 15, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date. On or after November 15, 2014, we may redeem all or from time to time a part of the notes upon not less than 30 not more than 60 days’ notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

Subsidiary Guarantees

The Revolving and Term Loan Facility and the 7 1/8% Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations, the Guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the Guarantor Subsidiaries is minor. There are no restrictions on the ability of our subsidiaries to transfer cash to co-guarantors. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2011, we were in compliance with all covenants under these debt agreements.

General

As of March 31, 2011, $309.3 million, or 59.7%, of our total debt of $518.2 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans, and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2011 (unaudited):

Payments Due by Period

(In thousands)	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$6,132	$6,776	$4,224	$3,107	$13,000	$484,981	$518,220
Interest payments on long-term debt	23,866	26,694	26,433	26,257	26,099	50,910	$180,259
Operating leases	30,662	34,534	26,796	20,145	11,398	28,061	$151,596
Capital leases and other long-term obligations (1)	7,684	7,801	6,213	3,685	1,584	11,971	$38,938
Total contractual cash obligations	$68,344	$75,805	$63,666	$53,194	$52,081	$575,923	$889,013

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

The carrying value of our long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at March 31, 2011, was $204.0 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price of 102.0 obtained from Bank of America Merrill Lynch at March 31, 2011.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of March 31, 2011, IN, Inc. had outstanding purchase commitments of approximately $1.1 million that we expect to be fulfilled over the next three months.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  At March 31, 2011, all our outstanding debt, with the exception of $309.3 million of the Term Loan and the borrowings under the Revolver, was subject to fixed interest rates (see Item 3 below).

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P practitioners, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver, and Subordinated Seller Notes. As of March 31, 2011, we had cash flow exposure to the changing interest rates on $309.3 million of the Term Loan Facility and borrowings under the Revolver. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of March 31, 2011 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility and borrowings under the Revolver, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Rates	50 BPS	100 BPS	150 BPS
Term Loan	$7,481	$8,978	$10,474	$11,970	$13,466	$14,963	$16,459
Borrowings under Revolver	$251	$301	$351	$401	$451	$501	$551
	$7,732	$9,279	$10,825	$12,371	$13,917	$15,464	$17,010

ITEM 4.                  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 40.4% and 40.6% of our net sales for the three months ended March 31, 2011 and 2010, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices, and Arizona has recently enacted legislation limiting Medicaid orthotic eligibility for those over 21 years of age. This legislation did not become effective until October 1, 2010, and we are evaluating its impact on our business in Arizona. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2011, 2010, 2009, 2008 and 2007 were (0.1%), 0.0%, 5.0%, 2.7% and 4.3%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year, and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of March 31, 2011, we had approximately $518.2 million of total indebtedness and $86.6 million available under our Revolving Credit Facility.

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

4.1

First Supplemental Indenture, dated December 13, 2010, by and among the Hanger Orthopedic Group, Inc., Accelerated Care Plus Corp., ACP Medical Supply Corporation, Liberty Health Services, LLC and Wilmington Trust Company, as trustee. (Filed herewith).

4.2

Second Supplemental Indenture, dated February 15, 2011, by and among the Hanger Orthopedic Group, Inc., Team Post-Op, Inc., a California corporation as the guaranteeing subsidiary, and Wilmington Trust Company, as trustee. (Filed herewith).

10.1

Amendment No. 1, dated as of March 11, 2011, to the Credit Agreement, dated as of December 1, 2010, among the Company and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 11, 2011).

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

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 4, 2011	/s/Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2011	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 4, 2011	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)