Form 10-Q
period 2011-06-30
HANGER ORTHOPEDIC GROUP INC
filed 2011-08-02
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of July 22, 2011 33,506,060 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,526	$36,308
Accounts receivable, less allowance for doubtful accounts of $18,127 and $16,686 in 2011 and 2010, respectively	121,731	118,622
Inventories	102,666	98,290
Prepaid expenses, other assets, and income taxes receivable	19,419	17,814
Deferred income taxes	17,596	17,458
Total current assets	280,938	288,492

PROPERTY, PLANT AND EQUIPMENT
Land	794	839
Buildings	4,332	4,299
Furniture and fixtures	16,680	16,134
Machinery and equipment	54,469	52,905
Equipment leased to third parties under operating leases	33,496	31,294
Leasehold improvements	62,266	59,223
Computer and software	75,564	69,648
Total property, plant and equipment, gross	247,601	234,342
Less accumulated depreciation	143,489	131,038
Total property, plant and equipment, net	104,112	103,304

INTANGIBLE ASSETS
Goodwill	596,773	590,699
Patents and other intangible assets, net	55,802	56,379
Total intangible assets, net	652,575	647,078

OTHER ASSETS
Debt issuance costs, net	19,212	16,589
Other assets	6,135	6,016
Total other assets	25,347	22,605

TOTAL ASSETS	$1,062,972	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,772	$7,006
Accounts payable	21,633	29,243
Accrued expenses	24,017	20,796
Accrued interest payable	3,122	2,522
Accrued compensation related costs	23,818	43,126
Total current liabilities	79,362	102,693

LONG-TERM LIABILITIES
Long-term debt, less current portion	499,361	501,678
Deferred income taxes	64,447	64,447
Other liabilities	28,189	28,234
Total liabilities	671,359	697,052

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 34,911,015 shares and 34,352,163 shares issued at 2011 and 2010, respectively	349	344
Additional paid-in capital	262,956	257,419
Accumulated other comprehensive loss	(279)	(279)
Retained earnings	129,243	107,599
	392,269	365,083
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	391,613	364,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,062,972	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$234,751	$205,808	$435,190	$384,124
Cost of goods sold - materials	68,514	62,753	126,622	116,403
Personnel costs	81,014	70,552	159,903	139,321
Other operating expenses	44,603	40,710	81,993	76,025
Relocation expenses	42	4,185	417	6,244
Depreciation and amortization	7,696	4,460	14,988	8,771
Income from operations	32,882	23,148	51,267	37,360

Interest expense	7,791	7,506	16,170	15,048
Income before taxes	25,091	15,642	35,097	22,312

Provision for income taxes	9,660	5,880	13,453	8,548
Net income	$15,431	$9,762	$21,644	$13,764

Basic Per Common Share Data
Net income	$0.46	$0.30	$0.65	$0.43
Shares used to compute basic per common share amounts	33,499,268	32,032,265	33,429,502	31,957,007

Diluted Per Common Share Data
Net income	$0.45	$0.30	$0.63	$0.42
Shares used to compute diluted per common share amounts	34,365,395	32,831,310	34,284,513	32,750,873

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$21,644	$13,764
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposal of assets and auction rate securities	(45)	232
Reduction of seller notes and earnouts	(281)	—
Provision for bad debts	10,891	8,142
Provision for deferred income taxes	(343)	4,052
Depreciation and amortization	14,988	8,771
Amortization of debt issuance costs	1,607	911
Compensation expense on restricted stock	3,874	4,356
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(12,779)	(7,685)
Inventories	(4,181)	(3,510)
Prepaid expenses, other current assets, and income taxes	3,926	(8,928)
Accounts payable	(7,583)	(2,747)
Accrued expenses and accrued interest payable	(1,854)	(2,868)
Accrued compensation related costs	(19,332)	(9,340)
Other	106	1,110
Net cash provided by in operating activities	10,638	6,260

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(13,630)	(13,740)
Purchase of equipment leased to third parties under operating leases	(1,639)	—
Acquisitions and contingent purchase price (net of cash acquired)	(6,064)	(6,784)
Proceeds from sale of property, plant and equipment	94	2
Proceeds from sale of auction rate securities	—	1,518
Net cash used in investing activities	(21,239)	(19,004)

Cash flows from financing activities:
Borrowings under revolving credit agreement	10,000	—
Repayment under revolving credit agreement	(10,000)	—
Repayment of term loan	(1,500)	(1,201)
Repayment of long-term debt	(2,119)	(1,713)
Deferred financing costs	(4,230)	—
Excess tax benefit from stock-based compensation	1,095	1,220
Proceeds from issuance of common stock	573	2,013
Net cash (used in) provided by financing activities	(6,181)	319

Decrease in cash and cash equivalents	(16,782)	(12,425)
Cash and cash equivalents, at beginning of period	36,308	84,558
Cash and cash equivalents, at end of period	$19,526	$72,133

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revision of Previously Reported Statement of Cash Flow Information

During the second quarter of 2011, the Company identified a misclassification within the consolidated statements of cash flows, resulting in the overstatement of the net cash provided by operating activities in prior periods. The offsetting understatement was to net cash provided by financing activities. The misclassification had no impact on total reported decrease in cash and cash equivalents for any period, and therefore had no impact on operating or net income. The Company assessed the materiality of this item on previously reported periods and concluded the misclassification was not material. Accordingly the six month period ended June 30, 2010 has been revised and in future filings, any comparative period presentations will be revised when those periods are presented.

The impact of the reclassification on the statement of cash flows for the six month period ended June 30, 2010 is shown in the table below:

(in thousands)	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities	$7,480	(1,220)	$6,260
Net cash (used in) provided by financing activities	$(901)	1,220	$319

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

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its Patient-Care Services segment, the Company calculates cost of goods sold—materials in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as a change in the sales mix or changes in the trend of purchases. Cost of goods sold—materials during the interim periods are reconciled and adjusted when the annual physical inventory is taken. The Company treats these adjustments as changes in accounting estimates.

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

The following is a listing of the Company’s assets measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011 (unaudited)				December 31, 2010 (unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities
Money market funds	$—	$—	$—	$—	$17,014	$—	$—	$17,014
	$—	$—	$—	$—	$17,014	$—	$—	$17,014

During the six months ended June 30, 2010, assets and liabilities that were measured at fair value using Level 3 inputs had the following activity:

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

For the six months ended June 30, 2011, the Company had no assets or liabilities that were measured at fair value using Level 3 inputs.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s investments consisted of two auction rate securities (“ARS”) totaling $7.5 million of par value; $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 (“Indiana ARS”), and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. The Company’s ARS were sold during 2010.

The fair values of the Company’s ARS were estimated through use of discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable in an active market, they were classified as Level 3 inputs under the fair value accounting rules discussed above under “Fair Value”.

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

On July 1, 2010, the Company exercised its right to put the ARS back to UBS at par value of $5.0 million. The $5.0 million proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, resulting in net cash proceeds of approximately $1.4 million.

Interest Rate Swaps

Prior to December 2010, the Company utilized interest rate swaps to manage its exposure to interest rate risk associated with the Company’s variable rate borrowings. The authoritative guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. In accordance with the authoritative guidance, the Company designated the interest rate swaps as cash flow hedges of variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Rate Swaps (continued)

into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness were recognized in earnings.

In May 2008, the Company entered into two interest rate swap agreements under which $150.0 million of the Company’s variable rate Term Loans were converted to a fixed rate of 5.4%. The fair value of each interest rate swap is an estimate of the present value of the expected future cash flows the Company is to receive under the applicable interest rate swap agreement. The valuation models used to determine the fair value of the interest rate swaps are based upon the forward yield curve of one month LIBOR (Level 2 inputs), the hedged interest rate, and other factors including counterparty credit risk. The agreements, which originally expired April 2011, qualified as cash flow hedges in accordance with the authoritative guidance for derivatives and hedging, and there was no ineffectiveness so any adjustments in fair value related to the effective portion of the interest rate swaps were not required to be recognized through the income statement in that period.

On December 1, 2010, the Company was required to terminate the interest rate swaps due to refinancing of the credit facilities. The Company incurred a loss of $1.6 million, which was recorded in loss/(gain) from interest rate swap on the consolidated income statement.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes as of June 30, 2011 was $208.0 million, as compared to the carrying value of $200.0 million as of that date. The fair values of the Senior Notes were based on quoted market prices as of June 30, 2011.

Revenue Recognition

Revenues in the Company’s patient-care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the Distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in the Therapeutic Solutions segment are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with customers.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Revenue at the Patient-Care Services segment is recorded net of all contractual adjustments and discounts. The Company employs a systematic process to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of the Company’s centralized, computerized billing system is designed to record revenue at net realizable value based on the Company’s contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into the Company’s centralized contract module and then disseminated, electronically, to all patient-care centers.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company does not expect the adoption of these provisions to have a significant effect on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220),” which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company does not expect the adoption of these provisions to have a significant effect on the consolidated financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$13,885	$14,188
Income taxes	3,077	10,048

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	218	5,709
Earnouts payable on acquisitions	647	—
Unrealized gain on interest rate swaps	—	976
Issuance of notes in connection with acquistions	1,100	2,000
Issuance of restricted shares of common stock	12,963	9,181

NOTE D - GOODWILL

The Company determined that it has three reporting units with goodwill to be evaluated, which are the same as its reportable segments: (i) Patient-Care Services; (ii) Distribution; and (iii) Therapeutic Solutions. The Company completes its annual goodwill impairment analysis in October of each year. The fair value of the Company’s reporting units is primarily determined based on the income approach and considers the market and cost approach. On December 1, 2010, the Company acquired Accelerated Care Plus Corp. (“ACP”). This transaction resulted in $96.5 million in goodwill, none of which is amortizable for tax purposes.

The activity related to goodwill for the six months ended June 30, 2011 and 2010 is as follows:

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	4,910	—	4,910	—	423	5,333
Additions due to contingent considerations	741	—	741	—	—	741
Balance at June 30, 2011 (unaudited)	$507,691	$(45,808)	$461,883	$38,388	$96,502	$596,773

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$—	$484,422
Additions due to acquisitions	6,453	—	6,453	—	—	6,453
Additions due to contingent considerations	985	—	985	—	—	985
Balance at June 30, 2010 (unaudited)	$499,280	$(45,808)	$453,472	$38,388	$—	$491,860

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Raw materials	$35,692	$36,444
Work-in-process	43,813	38,499
Finished goods	23,161	23,347
	$102,666	$98,290

NOTE F — ACQUISITIONS

On December 1, 2010, the Company completed the acquisition of ACP for approximately $157.8 million in cash and incurred $5.4 million of costs to complete the transaction. These costs, which are reflected as acquisition expenses on the consolidated financial statements, are comprised of $3.3 million in legal and advisor fees and $2.1 million in stock based compensation related to the sale of stock to executives of ACP. The Company recorded: (i) approximately $96.5 million of goodwill, which is not amortizable for tax purposes; (ii) $48.2 million of intangible assets; (iii) $32.5 million of fixed assets at fair value; (iv) $7.2 million of current assets; (v) $6.4 million of current liabilities; and (vi) $20.0 million of deferred tax liabilities related to the ACP transaction. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, expected revenue and cash flow growth in future years and the ability to provide services to a previously underserved market. The Company identified intangible assets totaling $48.2 million comprised of: (i) $22.3 million of customer relationships with a useful life of 14 years; (ii) $9.1 million related to the trade name which has an indefinite life; (iii) $8.1 million related to proprietary treatment programs with a useful life of 15 years; (iv) $5.4 million of patented technology with a useful life of eight years; and (v) $3.3 million related to other assets with a three to five year useful life. The results of operations for ACP are included in the Company’s results of operations from the date of acquisition. Pro forma results for the prior period would not be materially different.

ACP is the nation’s leading provider of integrated clinical programs for sub-acute and long-term care rehabilitation providers and having contracts to serve more than 4,000 out of a total market of approximately 15,000 skilled nursing facilities (“SNFs”) nationwide, including 22 of the 25 largest national providers. ACP’s unique value proposition is to provide its customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and continuous onsite therapist education and training. Their services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. The Company financed this transaction through cash on hand and a concurrent refinancing of its senior credit facilities. See Note G for further discussion of refinancing.

During the six months ended June 30, 2011, the Company acquired three O&P companies, operating a total of four patient-care centers. The aggregate purchase price for these O&P businesses was $7.3 million. Of this aggregate purchase price, $1.1 million consisted of promissory notes, $0.9 million is made up of contingent consideration payable within the next two years, and $5.3 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $4.9 million of goodwill related to these acquisitions, and the expenses incurred related to these acquisitions were insignificant and are included in other operating expenses. The results of operations for this acquisition are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different. The Company made the election to treat the acquisitions in 2011 as asset purchases, and therefore, goodwill is amortizable for tax purposes.

NOTE F — ACQUISITIONS (CONTINUED)

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $0.7 million and $1.0 million during the six months ended June 30, 2011 and 2010, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments of $0.6 million in the first six months of 2011 and none in the same period 2010. The Company estimates that it may pay up to a total of $4.9 million related to contingent consideration provisions of acquisitions in future periods. Of the $4.9 million, $4.7 million is related to acquisitions completed after adoption of the revised authoritative guidance.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$—	$—
Line of Credit	—	—
Term Loan	298,500	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2018	7,633	8,684
	506,133	508,684
Less current portion	(6,772)	(7,006)
	$499,361	$501,678

As of June 30, 2010, the Company had $175.0 million of outstanding 10 ¼% Senior Notes and $220.8 million outstanding on the Term Loan at 2.35%.

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

On March 11, 2011, the Company entered into an amendment to its Credit Agreement dated as of December 1, 2010 (as amended, the “Credit Agreement”). The Amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. The Company incurred $4.1 million of fees related to the Amendment which will be amortized into interest expense over the remaining term of the debt.

NOTE G — LONG TERM DEBT (CONTINUED)

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.00:1.00 until September 30, 2011, 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of June 30, 2011, the Company was in compliance with these covenants. As of June 30, 2011, the Company had $96.6 million available under that facility. Availability under the Revolving Credit Facility as of June 30, 2011 was net of standby letters of credit of approximately $3.4 million. On April 28, 2011, the Company paid back a $10.0 million draw on the Revolving Credit Facility. As of June 30, 2011, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s domestic subsidiaries.

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

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments commencing March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences and asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. As of June 30, 2011, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s domestic subsidiaries.

NOTE G — LONG TERM DEBT (CONTINUED)

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtedness which is guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date. On or after November 15, 2014, the Company may redeem all or from time to time a part of the notes upon not less than 30 and not more than 60 days’ notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

Subsidiary Guarantees

The Revolving and Term Loan Facility and the 7 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations. The Guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the Guarantor Subsidiaries are minor. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-guarantors. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. As of June 30, 2011, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits. As of June 30, 2011, IN, Inc. had outstanding purchase commitments of approximately $2.0 million that the Company expects to be fulfilled over the next three months.

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

The Company is in a highly regulated industry and receives regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to the Company’s billing activities. To date these inquiries have not resulted in material liabilities, but no assurance can be given that future regulatory agencies’  inquiries will be consistent with the results to date or that any discrepancies

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Contingencies (continued)

identified during a regulatory review will not have a material adverse effect on the Company’s consolidated financial statements.

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

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$15,431	$9,762	$21,644	$13,764

Shares of common stock outstanding used to compute basic per common share amounts	33,499,268	32,032,265	33,429,502	31,957,007
Effect of dilutive restricted stock and options (1)	866,127	799,045	855,011	793,866
Shares used to compute dilutive per common share amounts	34,365,395	32,831,310	34,284,513	32,750,873

Basic income per share	$0.46	$0.30	$0.65	$0.43
Diluted income per share	$0.45	$0.30	$0.63	$0.42

(1) There were no anti-dilutive options for the three or six months ended June 30, 2011 and 2010.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2011:

Discount rate	4.75%
Average rate of increase in compensation	3.00%

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation is as follows:

(In thousands)

Net benefit cost accrued at December 31, 2010 (unaudited)	$17,059
Service cost	247
Interest cost	202
Payments made	(526)
Net benefit cost accrued at March 31, 2011 (unaudited)	16,982
Service cost	247
Interest cost	202
Net benefit cost accrued at June 30, 2011 (unaudited)	$17,431

Net benefit cost accrued at December 31, 2009 (unaudited)	$14,138
Service cost	415
Interest cost	201
Net benefit cost accrued at March 31, 2010 (unaudited)	14,754
Service cost	415
Interest cost	201
Net benefit cost accrued at June 30, 2010 (unaudited)	$15,370

NOTE K - STOCK-BASED COMPENSATION

The Company utilizes the authoritative guidance using the modified prospective method. Under the modified prospective method, compensation expense related to awards granted prior to and unvested as of the adoption of the authoritative guidance is calculated in accordance with the authoritative guidance and recognized in the consolidated statements of operations over the requisite remaining service period. Compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance.

On May 13, 2010, the stockholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and terminated the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and the 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”). No new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding on May 13, 2010 remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

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

As of June 30, 2011, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 589,000 shares have been issued. During the first quarter of 2011, the Company issued approximately 437,000 shares of restricted stock under the 2010 Plan. The fair value on the date of grant was $11.4 million. In the second quarter of 2011, the Company granted approximately 60,000 shares at a fair value of approximately $1.5 million on grant date. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $18.4 million as of June 30, 2011 and is expected to be expensed as compensation expense over approximately four years.

During the six months ended June 30, 2011 and 2010, no options were cancelled under the 2002 Plan. There were no 2003 Plan option cancellations during the six months ended June 30, 2011 and 2010.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

For the six months ended June 30, 2011 and 2010, the Company has included approximately $3.9 million and $4.3 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003, and 2010 Plans. Compensation expense relates to restricted share grants. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. The Company had no unrecognized expense related to its stock option grants for the periods ended June 30, 2011 and 2010.

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

Therapeutic Solutions—This segment consists of the leasing of rehabilitation equipment by ACP as well the operations of IN, Inc. ACP is a developer of specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P market. MyoOrthotics Technologies represents the merging of orthotic technologies with electrical stimulation.

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

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended June 30, 2011
Net sales
Customers	$192,976	$25,578	$16,067	$130	$—	$234,751
Intersegments	—	48,940	986	—	(49,926)	—
Depreciation and amortization	3,029	299	2,575	1,793	—	7,696
Income (loss) from operations	39,005	7,479	811	(14,371)	(42)	32,882
Interest (income) expense	7,094	848	1,440	(1,591)	—	7,791
Income (loss) before taxes	31,911	6,631	(628)	(12,781)	(42)	25,091

Three Months Ended June 30, 2010
Net sales
Customers	$181,160	$24,230	$351	$67	$—	$205,808
Intersegments	—	43,282	982	154	(44,418)	—
Depreciation and amortization	2,845	261	106	1,248	—	4,460
Income (loss) from operations	35,622	7,727	(1,484)	(18,678)	(39)	23,148
Interest (income) expense	7,094	855	—	(443)	—	7,506
Income (loss) before taxes	28,527	6,872	(1,484)	(18,234)	(39)	15,642

Six Months Ended June 30, 2011
Net sales
Customers	$353,527	$49,038	$32,323	$302	$—	$435,190
Intersegments	—	90,567	1,732	—	(92,299)	—
Depreciation and amortization	5,990	583	5,077	3,338	—	14,988
Income (loss) from operations	61,378	14,366	1,562	(26,099)	60	51,267
Interest (income) expense	14,210	1,697	2,880	(2,617)	—	16,170
Income (loss) before taxes	47,168	12,669	(1,318)	(23,482)	60	35,097

Capital expenditures	7,058	630	2,006	5,575	—	15,269

Six Months Ended June 30, 2010
Net sales
Customers	$337,206	$46,047	$664	$207	$—	$384,124
Intersegments	—	81,436	2,119	—	(83,555)	—
Depreciation and amortization	5,619	502	220	2,430	—	8,771
Income (loss) from operations	60,057	13,861	(2,961)	(33,514)	(83)	37,360
Interest (income) expense	14,183	1,706	—	(841)	—	15,048
Income (loss) before taxes	45,874	12,155	(2,961)	(32,673)	(83)	22,312

Capital expenditures	9,938	755	666	2,381	—	13,740

Total Assets
June 30, 2011	1,216,050	157,570	138,020	(448,668)	—	1,062,972
December 31, 2010	1,054,270	146,166	142,970	(281,927)	—	1,061,479

NOTE M — CORPORATE OFFICE RELOCATION

The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas during the year ended December 31, 2010. In conjunction with the move, the Company incurred employee separation costs, other relocation costs, and lease termination costs. Employee separation costs are expensed pro-ratably over the requisite service period. The Company anticipates incurring $0.5 to $1.5 million of additional costs in 2011 as the final employee moves are completed.  During the six months ended June 30, 2011, the Company reversed $0.2 million in excess accrued employee separation costs.  As of August 31, 2010 the Company abandoned its lease premises in Bethesda, Maryland and recorded a lease termination liability of $3.9 million as of June 30, 2011, net of anticipated sub-lease recoveries. The lease termination liability will be paid out over the remaining term of the lease which expires on September 30, 2014.

The following is a summary of the costs of the relocation incurred and to be paid in future periods:

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	(159)	576	—	417
Amounts paid	(1,312)	(576)	(1,306)	(3,194)
Balance as of June 30, 2011	$424	$—	$3,900	$4,324

	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2009	$—	$—	$—	$—
Expenses incurred	3,406	211	—	3,617
Amounts paid	—	(211)	—	(211)
Balance as of June 30, 2010	$3,406	$—	$—	$3,406

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

Business Overview

General

The goal of Hanger Orthopedic Group, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and the largest dedicated distributor of O&P products in the United States. We operate in excess of 675 O&P patient-care centers located in 45 states and the District of Columbia and five strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC (“Linkia”), manage an O&P provider network and develop programs to manage all aspects of O&P patient-care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics, Inc., and Accelerated Care Plus Corp. Innovative Neurotronics (“IN, Inc.”) introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus Corp. (“ACP”) is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

For the three and six months ended June 30, 2011, our net sales were $234.8 million and $435.2 million, respectively, and we recorded net income of $15.4 million and $21.6 million, respectively. For the three and six months ended June 30, 2010, our net sales were $205.8 million and $384.1 million, respectively, and we recorded net income of $9.7 million and $13.8 million, respectively.

We have three segments—Patient-Care Services, Distribution, and Therapeutic Solutions. For the three months ended June 30, 2011, net sales attributable to our Patient-Care Services, Distribution, and Therapeutic Solutions segments were $193.0 million, $25.6 million, and $16.1 million, respectively. For the six months ended June 30, 2011, net sales attributable to our Patient-Care Services, Distribution, and Therapeutic Solutions segments were $353.5 million, $49.0 million, and $32.3 million, respectively. See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We provide goods and services to the O&P, post-acute, and other rehabilitation markets. We estimate that the O&P patient-care market in the United States is approximately $2.6 billion, of which we account for approximately 27%, and the post-acute rehabilitation and other rehabilitation market is approximately $1.3 billion, of which we account for approximately 5%. We commissioned a study that identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient-care services revenue.

The O&P services industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient-care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in incidence of disease, and the demand for new and advanced devices.

We estimate the post-acute rehabilitation market to include approximately 15,000 skilled nursing facilities and to have a market potential of approximately $200.0 million. We provide technologically advanced rehabilitation equipment and clinical programs to approximately 30% of the post-acute market. We estimate the broader rehabilitation markets, which include independent rehabilitation providers and providers in other post-acute settings, to be approximately $1.1 billion. We currently provide goods and services to very few customers in this portion of the market, however, we believe this market would benefit from our products and services.

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

Our internal efforts focus on leveraging the resources and expertise of our core O&P patient-care services business in order to provide additional products and services to our patients. IN, Inc. was created to bring innovative applications and product technology to market. IN, Inc.’s first two products are WalkAide and V-Hold and both are good examples of bringing new products to the O&P market place. Our knowledge of the O&P market place enabled us to create Linkia, which is the only O&P provider network management service company. Linkia functions as a liaison between its provider network and third party health insurance companies. Linkia provides insurance payors with data and administrative services that allow these payors to provide higher quality more efficient care to their insureds; in return this solidifies our relationship with payors and allows us to negotiate favorable national or regional contracts. We continually assess market opportunities to identify additional opportunities to leverage our footprint and expertise beyond the traditional O&P market. We have identified and are piloting two new channels of revenue; CARES and Dosteon. CARES is a pilot program that works with hospital emergency rooms to provide a wide variety of orthotic and durable medical equipment (“DME”) products, while Dosteon partners with physicians offices, such as orthopedic and vascular surgeons, to provide for the postoperative needs of their patients. These pilot businesses, along with dedicated sales personnel, help us sell into markets not previously served by our traditional brick and mortar facilities. We are encouraged with the progress of these businesses and their ability to contribute to the growth of our patient-care business.

We continually look to diversify our revenue streams outside of our core O&P business. We have executed this through the acquisition of SureFit and ACP. SureFit, which is a part of our Distribution business, expanded our continuum of care into the podiatry market by providing custom shoe inserts and shoes. ACP, combined with IN, Inc., comprises our Therapeutic Solutions segment. Therapeutic Solutions provides a platform to expand into the post-acute and other rehabilitation markets by providing technologically advanced therapeutic equipment and related clinical protocols that enhance the productivity and outcomes of rehabilitative care. We also look to leverage the relationships ACP has with the rehabilitation providers in order to provide our traditional O&P offerings to their patients.

It is also our goal to continue to provide superior patient-care and be the most cost-efficient, full service, national O&P operator distributor. The key elements of our strategy to achieve this goal are to:

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

•                  Increase our market share and net sales by:

•                  continued marketing and contracting of Linkia to regional and national healthcare providers who we believe have selected Hanger as a preferred O&P provider because of our reputation, national reach, density of the network and our ability to monitor quality and outcomes while reducing administrative expenses;

•                  increasing the volume of our patient-care business through enhanced comprehensive marketing programs aimed at referring physicians and patients. Our patient Education Clinics program informs patients of technological improvements which may benefit them by further improving their mobility, and typically generates follow-on patient-care business. Our “People in Motion” program also introduces potential patients to the latest O&P technology;

•                  expanding the breadth of products being offered through our Distribution segment and our patient-care centers;

•                  increasing the number of practitioners through our residency program; and

•                  Selectively acquiring small and medium-sized O&P patient-care service businesses and opening satellite patient-care centers intended to expand our presence within an existing market and secondarily to enter into new markets.

Business Description

Patient-Care Services

As of June 30, 2011, we provided O&P patient-care services through over 675 patient-care centers and over 1,100 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or are candidates for formal certification, by the O&P industry certifying boards. A practitioner manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results. The practitioner creates a cast and takes detailed measurements, frequently using our digital imaging system (which we call Insignia™), of the patient’s residual limb to ensure an anatomically correct fit. Prosthetic devices are custom fabricated and fit by skilled practitioners. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the remainder are prefabricated but custom fit.

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

Provider Network Management

Linkia is the first provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia’s network now includes approximately 1,000 O&P provider locations, including approximately 350 independent providers. As of June 30, 2011, Linkia had 44 contracts with national and regional providers.

Distribution Services

We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 26,000 individual SKUs manufactured by more than 300 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Therapeutic Solutions

We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. IN, Inc. specializes in product development, principally in the field of functional electrical stimulation. Working with inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the device to the marketplace through a variety of distribution channels. IN, Inc.’s first product, the WalkAide System (“WalkAide”), treats the condition commonly called drop foot. WalkAid has received FDA approval for patients with drop foot related to partial spinal cord injury, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. IN, Inc. is conducting trials in its effort to gain additional coverage for stroke rehabilitation which represents the largest potential population of drop foot patients. IN, Inc. anticipates that these trials will be completed by the end of 2011 with submission of data to CMS during 2012. In addition to reimbursement from

Medicare and Medicaid, IN, Inc. has been working with commercial insurance companies and has had limited success in obtaining payment for the WalkAide device for a variety of patient conditions that cause drop foot. The WalkAide is sold in the United States through our patient-care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

On December 1, 2010 we acquired ACP, the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. ACP has contracts to serve more than 4,000 skilled nursing facilities nationwide, including 22 of the 25 largest national providers. Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.

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

•                  Development of leading-edge technologies that can be brought to market through our patient practices and licensed distributors worldwide;

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

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 92 O&P businesses since 1997, representing over 200 patient-care centers;

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

•                  Revenue Recognition:  Revenues in our patient-care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the

Distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in our Therapeutic Solutions segment are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with our customers.

Revenue at our Patient-Care Services segment is recorded net of all contractual adjustments and discounts. We employ a systematic process to ensure that our sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The contracting module of our centralized, computerized billing system is designed to record revenue at net realizable value based on our contract with the patient’s insurance company. Updated billing information is received periodically from payors and is uploaded into our centralized contract module and then disseminated to all patient-care centers electronically.

The following represents the composition of our accounts receivable balance by type of payor:

June 30, 2011 (unaudited)

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$52,465	$12,058	$13,013	$77,536
Private pay	2,700	2,365	6,381	11,446
Medicaid	11,452	2,955	3,024	17,431
Medicare	25,081	2,857	3,152	31,090
VA	1,565	426	364	2,355
	$93,263	$20,661	$25,934	$139,858

December 31, 2010 (unaudited)

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$59,827	$9,000	$8,439	$77,266
Private pay	7,088	2,304	1,324	10,716
Medicaid	11,331	2,019	2,276	15,626
Medicare	25,522	2,330	1,777	29,629
VA	1,491	432	148	2,071
	$105,259	$16,085	$13,964	$135,308

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

•                  Inventories:  Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. At our Patient-Care Services segment, we calculate cost of goods sold—materials in accordance with the gross profit method for all reporting periods. We base the estimates used in applying the gross profit method on the actual results of the most recently completed physical inventory and other factors, such as sales mix and purchasing trends among other factors. Cost of goods sold-materials is adjusted once the annual physical inventory is taken and the valuation is completed in the fourth quarter. We treat these inventory adjustments as changes in accounting estimates.

At our Distribution segment, a perpetual inventory is maintained. We adjust our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold-materials.

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset. As of October 1, 2010, there were no indicators of impairment as the fair value of the reporting units was substantially in excess of their carrying value. As of June 30, 2011, there were no indicators of impairment.

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

New Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220),” which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	29.2	30.5	29.1	30.3
Personnel costs	34.5	34.3	36.7	36.3
Other operating expenses	19.0	19.8	18.8	19.8
Relocation expenses	0.0	2.0	0.1	1.6
Depreciation and amortization	3.3	2.2	3.4	2.3
Income from operations	14.0	11.2	11.9	9.7
Interest expense	3.3	3.6	3.7	3.9
Income before taxes	10.7	7.6	8.2	5.8
Provision for income taxes	4.1	2.9	3.1	2.2
Net income	6.6%	4.7%	5.1	3.6%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Sales.  Net sales for the three months ended June 30, 2011 increased by $29.0 million, or 14.1%, to $234.8 million from $205.8 million for the three months ended June 30, 2010. The sales increase was principally the result of a $15.8 million increase in our Therapeutic Solutions segment, a $1.3 million or 5.6% increase in external sales of our Distribution segment, a $7.4 million or 4.1% increase in same center sales in our Patient-Care Services segment, and a $4.5 million increase principally related to sales from acquired entities. The $15.8 million increase in Therapeutic Solutions is primarily due to the acquisition of ACP on December 1, 2010.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended June 30, 2011 was $68.5 million, an increase of $5.7 million, or 9.2%, over $62.8 million for the three months ended June 30, 2010. The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales decreased to 29.2% in 2011 from 30.5% in 2010 due primarily to the lower cost of materials associated with the $15.8 million increase in sales at the Therapeutic Solutions segment.

Personnel Costs.  Personnel costs for the three months ended June 30, 2011 increased by $10.4 million to $81.0 million from $70.6 million for the three months ended June 30, 2010. The increase of $10.4 million from the prior year was due primarily to $8.1 million from acquired entities and the remainder of the increase resulted primarily from increased staffing and merit increases. As a percentage of net sales, personnel costs have increased by 20 basis points compared to the same period in 2010. This increase is primarily due to the entities acquired in the last six months of 2010 and the first six months of 2011.

Other Operating Expenses.  Other operating expenses for the three months ended June 30, 2011 increased by $3.9 million to $44.6 million from $40.7 million in the second quarter of 2010. The increase was due primarily to $3.1 million in acquired entities operating expenses offset by reductions in corporate overhead related to the relocation to Austin, Texas and a decrease in incentive compensation. Other operating expenses as a percentage of net revenues decreased 80 basis points to 19.0% from 19.8% in the second quarter of 2011 and 2010, respectively, due to decreases in rent and incentive compensation.

Relocation Expenses.  We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas. We continue to incur costs related to moving our employees due to the timing of selling homes and completing their permanent relocation. During the three months ended June 30, 2011, we incurred less than $0.1 million of employee relocation costs, as compared to $4.2 million incurred during the second quarter of 2010. The second quarter 2010 costs were comprised of $2.5 million of employee termination costs and $1.7 million of other relocation costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2011 increased $3.2 million to $7.7 million compared to $4.5 million in the second quarter of 2010. The increase is primarily due to $2.5 million related to ACP and $0.6 million related to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations increased $9.8 million to $32.9 million for the three months ended June 30, 2011 compared to $23.1 million for the three months ended June 30, 2010. The current period experienced the combination of increased sales, lower operating expenses and lower relocation expenses.

Interest Expense.  Interest expense for the three months ended June 30, 2011 increased to $7.8 million compared to $7.5 million for the three months ended June 30, 2010, primarily due to increased debt levels resulting from our acquisition of ACP and the related refinancing of our senior debt in December of 2010, partially offset by lower interest rates.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2011 was $9.7 million or 38.5% of pre-tax income, compared to $5.9 million or 37.6% of pre-tax income for the three months ended June 30, 2010. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes. The tax provision for the three months ended June 30, 2011 also benefited from approximately $0.2 million of discrete tax benefits, which was $0.1 million less than the same period in 2010.

Net Income.  Net income increased $5.6 million to $15.4 million for three months ended June 30, 2011 from $9.8 million for the three months ended June 30, 2010. The current period experienced the combination of increased sales and lower corporate office relocation expenses, as compared with the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales.  Net sales for the six months ended June 30, 2011 increased by $51.1 million, or 13.3%, to $435.2 million from $384.1 million for the same period in the prior year. The sales increase was principally the result of a $31.7 million increase in our Therapeutic Solutions segment, a $3.0 million or 6.5% increase in external sales of our Distribution segment, a $7.7 million or 2.3% increase in same center sales in our Patient-Care Services segment, and a $8.7 million increase principally related to sales from acquired entities. The $31.7 million increase in Therapeutic Solutions was primarily due to the acquisition of ACP on December 1, 2010.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the six months ended June 30, 2011 was $126.6 million, an increase of $10.2 million, or 8.8%, over $116.4 million for the same period in the prior year. The increase was the result of growth in sales. Cost of goods sold - materials as a percentage of net sales decreased to 29.1% in 2011 from 30.3% in the same period 2010 due primarily to the lower cost of materials associated with the $31.7 million increase in sales at the Therapeutic Solutions segment.

Personnel Costs.  Personnel costs for the six months ended June 30, 2011 increased by $20.6 million to $159.9 million from $139.3 million for the six months ended June 30, 2010. The increase of $20.6 million from the prior year was due primarily to $16.3 million from acquired entities and the remainder of the increase resulted primarily from increased staffing and merit increases. As a percentage of net sales, personnel costs have increased by 40 basis points compared to the same period in 2010. This increase is primarily due to the entities acquired in the last six months of 2010 and the first six months of 2011.

Other Operating Expenses.  Other operating expenses for the six months ended June 30, 2011 increased by $6.0 million to $82.0 million from $76.0 million in the same period of 2010. The increase was due primarily to $6.4 million in acquired entities operating expenses offset by reductions in corporate overhead related to the relocation to Austin, Texas and a decrease in incentive compensation. Other operating expenses as a percentage of net revenues decreased 100 basis points to 18.8% from 19.8% in the second half of 2011 and 2010, respectively, due to continued focus on expense management.

Relocation Expenses.  We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas. We continue to incur costs related to moving our employees due to the timing of selling homes and completing their permanent relocation. During the six months ended June 30, 2011, we incurred $0.4 million of employee relocation costs, as compared to $6.2 million incurred during the same period of 2010. The 2010 costs were comprised of $4.0 million of employee termination costs and $2.2 million of other relocation costs.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 was $15.0 million versus $8.8 million for the six months ended June 30, 2010. The increase is primarily due to $4.9 million related to ACP and $1.1 million related to operating assets purchased over the last 12 months.

Income from Operations.  Principally due to the decrease in operating expenses, income from operations increased $13.9 million to $51.3 million for the six months ended June 30, 2011 compared to $37.4 million for the six months ended June 30, 2010.

Interest Expense.  Interest expense for the six months ended June 30, 2011 increased to $16.2 million compared to $15.0 million for the six months ended June 30, 2010, primarily due to increased debt levels resulting from our acquisition of ACP and the related refinancing of our senior debt in December of 2010, partially offset by lower interest rates.

Provision for Income Taxes: The provision for income taxes for the six months ended June 30, 2011 was $13.5 million, or 38.3% of pre tax income, compared to $8.5 million or 38.3% of pre tax income for the six months ended June 30, 2010. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes. The tax provision for the six months ended June 30, 2011 benefited from approximately $0.2 million of discrete tax benefits, which was $0.2 million less than the same period in 2010.

Net Income.  As a result of the above, the Company recorded net income of $21.6 million for the six months ended June 30, 2011 compared to $13.8 million for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources

Cash Flows

Cash flow from operating activities for the six months ended June 30, 2011 was $10.6 million compared to $6.3 million for the six months ended June 30, 2010. The increase in operating cash flow in the 2011 period as compared to the 2010 period is due to increased earnings offset by increases in working capital. Working capital as of June  30, 2011 was $201.6 million compared to $185.8 million at December 31, 2010, and represents normal business trends as cash collections are used to pay annual incentive compensation. Days outstanding (“DSO”), which is the number of days between billing for our services and the date of receipt of payment, have remained stable at approximately 50 days.

Net cash used in investing activities was $21.2 million for the six months ended June 30, 2011 compared to the $19.0 million for the same period in the prior year. The increase of $2.2 million results from $1.6 million of equipment that is leased through customers by ACP and the prior year benefit of $1.5 million of proceeds from the sale of auction rate securities, offset primarily by a decrease in amounts incurred related to acquisitions.

Net cash used in financing activities was $6.2 million for the six months ended June 30, 2011 compared to cash provided by financing activities of $0.3 million for the six months ended June 30, 2010. The 2011 cash used in financing activities was higher than 2010 primarily due to $4.1 million of additional financing costs incurred related to the amendment to our credit facilities in March 2011 and $0.7 million in increased debt repayments in 2011.

Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$—	$—
Line of Credit	—	—
Term Loan	298,500	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2018	7,633	8,684
	506,133	508,684
Less current portion	(6,772)	(7,006)
	$499,361	$501,678

As of June 30, 2010, the Company had $175.0 million of outstanding 10 ¼% Senior Notes and $220.8 million outstanding on the Term Loan at 2.35%.

Refinancing and Amendment

During the fourth quarter of 2010, we refinanced our senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016, and the establishment of a $100.0 million Revolving Credit Facility. We recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire our outstanding 10 1/4% Senior Notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under our existing Term Loan Facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million for general corporate purposes, including to partially fund the purchase price for the acquisition of ACP.

On March 11, 2011, we entered into an amendment to our Credit Agreement dated as of December 1, 2010 (as amended, the “Credit Agreement”). The Amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. We incurred $4.1 million of fees related to the Amendment which will be amortized into interest expense over the remaining term of the debt.

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.00:1.00 until September 30, 2011, 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of June 30, 2011, we were in compliance with these covenants. As of June 30, 2011, we have $96.6 million available under that facility. Availability under our Revolving Credit Facility as of June 30, 2011 was net of standby letters of credit of approximately $3.4 million. On April 28, 2011, the Company paid back a $10.0 million draw on the Revolving Credit Facility. As of June 30, 2011 the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries’ shares, all of our assets, and all the assets of our domestic subsidiaries.

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

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments commencing March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences and asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. As of June 30, 2011, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries’ shares, all of our assets, and all the assets of our domestic subsidiaries.

7 1/8% Senior Notes

Our 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtedness which is guaranteed on a senior unsecured basis by all of our current and future material domestic subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

On or prior to November 15, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date. On or after November 15, 2014, we may redeem all or from time to time a part of the notes upon not less than 30 and not more than 60 days’ notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

Subsidiary Guarantees

The Revolving and Term Loan Facility and the 7 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations. The Guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the Guarantor Subsidiaries are minor. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-guarantors. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. As of June 30, 2011, we were in compliance with all covenants under these debt agreements.

General

As of June 30, 2011, $298.5 million, or 59.0%, of our total debt of $506.1 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans, and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2011 (unaudited):

Payments Due by Period

(In thousands)	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$4,321	$6,852	$4,259	$3,188	$13,083	$474,430	$506,133
Interest payments on long-term debt	23,761	26,669	26,407	26,229	26,070	50,884	$180,020
Operating leases	23,448	46,791	40,824	31,488	23,727	48,669	$214,947
Capital leases and other long-term obligations (1)	6,837	12,467	9,401	6,472	2,650	11,971	$49,798
Total contractual cash obligations	$58,367	$92,779	$80,891	$67,377	$65,530	$585,954	$950,898

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

The carrying value of our long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, as of June 30, 2011, was $208.0 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price as of June 30, 2011.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits.  As of June 30, 2011, IN, Inc. had outstanding purchase commitments of approximately $2.0 million that we expect to be fulfilled over the next three months.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  As of June 30, 2011, all our outstanding debt, with the exception of $298.5 million of the Term Loan, was subject to fixed interest rates (see Item 3 below).

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

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver, and Subordinated Seller Notes. As of June 30, 2011, we had cash flow exposure to the changing interest rates on $298.5 million of the Term Loan Facility. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of June 30, 2011 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of June 30, 2011, the current LIBOR and applicable rate, which is 4.0% combined, are 50 BPS below the LIBOR floor; therefore, any further decreases in the rate would not reduce estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Rates	50 BPS	100 BPS	150 BPS
Term Loan	$11,940	$11,940	$11,940	$11,940	$11,940	$12,507	$14,000

ITEM 4.                Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 40.6% and 40.7% of our net sales for the six months ended June 30, 2011 and 2010, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2011, 2010, 2009, 2008 and 2007 were (0.1%), 0.0%, 5.0%, 2.7% and 4.3%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year, and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of June 30, 2011, we had approximately $506.1 million of total indebtedness and $96.6 million available under our Revolving Credit Facility.

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

•                  limit our ability to refinance indebtedness, or the associated costs may increase; and

•                  expose us to the risk of increased interest rates with respect to that portion of our debt that has a variable rate of interest.

ITEM 6.                Exhibits

(a)           Exhibits.  The following exhibits are filed herewith:

Exhibit No.	Document

3.01	Amended and Restated Certificate of Incorporation of Hanger Orthopedic Group, Inc. dated as of May 13, 2011 (Filed herewith).

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: August 2, 2011	/s/Thomas F. Kirk
Thomas F. Kirk
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2011	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 2, 2011	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)