Form 10-Q
period 2011-09-30
HANGER ORTHOPEDIC GROUP INC
filed 2011-11-04
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of October 28, 2011 33,657,707 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,437	$36,308
Accounts receivable, less allowance for doubtful accounts of $19,968 and $16,686 in 2011 and 2010, respectively	127,231	118,622
Inventories	110,597	98,290
Prepaid expenses, other assets, and income taxes receivable	14,691	17,814
Deferred income taxes	18,502	17,458
Total current assets	302,458	288,492

PROPERTY, PLANT AND EQUIPMENT
Land	794	839
Buildings	4,332	4,299
Furniture and fixtures	17,070	16,134
Machinery and equipment	55,296	52,905
Equipment leased to third parties under operating leases	34,835	31,294
Leasehold improvements	63,789	59,223
Computer and software	78,231	69,648
Total property, plant and equipment, gross	254,347	234,342
Less accumulated depreciation	149,832	131,038
Total property, plant and equipment, net	104,515	103,304

INTANGIBLE ASSETS
Goodwill	601,979	590,699
Patents and other intangible assets, net	55,274	56,379
Total intangible assets, net	657,253	647,078

OTHER ASSETS
Debt issuance costs, net	18,348	16,589
Other assets	6,073	6,016
Total other assets	24,421	22,605

TOTAL ASSETS	$1,088,647	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$8,030	$7,006
Accounts payable	24,011	29,243
Accrued expenses	23,554	20,796
Accrued interest payable	6,559	2,522
Accrued compensation related costs	23,382	43,126
Total current liabilities	85,536	102,693

LONG-TERM LIABILITIES
Long-term debt, less current portion	499,661	501,678
Deferred income taxes	63,484	64,447
Other liabilities	30,919	28,234
Total liabilities	679,600	697,052

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 34,927,515 shares and 34,352,163 shares issued and outstanding at 2011 and 2010, respectively	349	344
Additional paid-in capital	264,978	257,419
Accumulated other comprehensive loss	(279)	(279)
Retained earnings	144,655	107,599
	409,703	365,083
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	409,047	364,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,088,647	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended September 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$235,261	$206,749	$670,451	$590,874
Cost of goods sold - materials	69,362	63,373	195,984	179,776
Personnel costs	82,127	70,108	242,030	209,429
Other operating expenses	44,394	42,507	126,387	118,531
Relocation expenses	272	7,975	689	14,220
Depreciation and amortization	7,864	4,471	22,852	13,242
Income from operations	31,242	18,315	82,509	55,676

Interest expense	7,796	7,636	23,966	22,684
Income before taxes	23,446	10,679	58,543	32,992

Provision for income taxes	8,034	3,755	21,487	12,303
Net income	$15,412	$6,924	$37,056	$20,689

Basic Per Common Share Data
Net income	$0.46	$0.21	$1.11	$0.64
Shares used to compute basic per common share amounts	33,571,967	32,377,237	33,477,951	32,097,084

Diluted Per Common Share Data
Net income	$0.45	$0.21	$1.08	$0.63
Shares used to compute diluted per common share amounts	34,347,215	32,866,487	34,215,105	32,784,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$37,056	$20,689
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of assets and auction rate securities	(6)	704
Reduction of seller notes and earnouts	(321)	(93)
Provision for bad debts	17,291	12,213
Provision for deferred income taxes	(446)	4,052
Depreciation and amortization	22,852	13,242
Amortization of debt issuance costs	2,470	1,366
Compensation expense on restricted stock	6,014	5,920
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(23,551)	(10,038)
Inventories	(11,584)	(7,604)
Prepaid expenses, other current assets, and income taxes	7,640	(7,755)
Accounts payable	(6,757)	(1,154)
Accrued expenses and accrued interest payable	2,142	9,356
Accrued compensation related costs	(19,816)	(5,865)
Other	2,166	2,353
Net cash provided by operating activities	35,150	37,386

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(18,879)	(19,743)
Purchase of equipment leased to third parties under operating leases	(2,875)	—
Acquisitions and contingent purchase price (net of cash acquired)	(10,868)	(9,385)
Proceeds from sale of property, plant and equipment	94	72
Proceeds from sale of marketable securities	—	6,494
Net cash used in investing activities	(32,528)	(22,562)

Cash flows from financing activities:
Borrowings under revolving credit agreement	10,000	—
Repayment under revolving credit agreement	(10,000)	—
Repayment of term loan	(2,250)	(1,731)
Scheduled repayment of seller’s notes	(2,561)	(1,934)
Repayment of line of credit	—	(3,657)
Deferred financing costs	(4,230)	—
Excess tax benefit from stock-based compensation	975	1,536
Proceeds from issuance of common stock	573	2,013
Net cash used in financing activities	(7,493)	(3,773)

(Decrease) increase in cash and cash equivalents	(4,871)	11,051
Cash and cash equivalents, at beginning of period	36,308	84,558
Cash and cash equivalents, at end of period	$31,437	$95,609

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revision of Previously Reported Statement of Cash Flow Information

During the second quarter of 2011, the Company identified a misclassification within the consolidated statements of cash flows, resulting in the overstatement of the net cash provided by operating activities in prior periods. The offsetting understatement was to net cash provided by financing activities. The misclassification had no impact on total reported decrease in cash and cash equivalents for any period, and therefore had no impact on operating or net income. The Company assessed the materiality of this item on previously reported periods and concluded the misclassification was not material. Accordingly, the nine month period ended September 30, 2010 has been revised and in future filings, any comparative period presentations will be revised when those periods are presented.

The impact of the reclassification on the statement of cash flows for the nine month period ended September 30, 2010 is shown in the table below:

(in thousands)	As Previously Reported	Adjustment	As Revised
Net cash provided by operating activities	$38,922	(1,536)	$37,386
Net cash (used in) provided by financing activities	$(5,309)	1,536	$(3,773)

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For its Distribution segment, a perpetual inventory is maintained. Management records a provision for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling activities are reported as part of cost of goods sold—materials.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following is a listing of the Company’s assets measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011 (unaudited)				December 31, 2010 (unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities
Money market funds	$—	$—	$—	$—	$17,014	$—	$—	$17,014

	$—	$—	$—	$—	$17,014	$—	$—	$17,014

During the nine months ended September 30, 2010, assets and liabilities that were measured at fair value using Level 3 inputs had the following activity:

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

For the nine months ended September 30, 2011, the Company had no assets or liabilities that were measured at fair value using Level 3 inputs.

Investments

Prior to 2011, the Company’s trading securities consisted of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets.

The Company’s investments consisted of two auction rate securities (“ARS”) totaling $7.5 million of par value; $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 (“Indiana ARS”), and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes (“Primus ARS”). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. The Company’s ARS were sold during the nine months ended September 30, 2010.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes as of September 30, 2011 was $199.0 million, as compared to the carrying value of $200.0 million as of that date. The fair values of the Senior Notes were based on quoted market prices as of September 30, 2011.

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

Disallowed sales generally relate to billings to payors with whom the Company does not have a formal contract. In these situations the Company records the sale at usual and customary rates and simultaneously recognizes a provision for the disallowed sale to reduce the sale to net value, based on its historical experience with the payor in question. Disallowed sales may also result if the payor rejects or adjusts certain billing codes. Billing codes are frequently updated. As soon as updates are received, the Company reflects the change in its centralized billing system.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company is currently evaluating the requirements of this update and has not yet determined the impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220),” which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company is currently evaluating the requirements of this update and has not yet determined the impact on its consolidated financial statements.

In July 2011, the FASB issued “Presentation and Disclosures of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The objective of this update is to provide financial statement users with greater transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity’s sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The amendments in this update require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance provided in ASU No. 2011-07 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company is currently evaluating the requirements of this update and has not yet determined the impact on its consolidated financial statements.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Guidance (continued)

In September 2011, the FASB issued “Testing for Goodwill Impairment” regarding Intangibles — Goodwill and Other (Topic 350). The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and will be effective for the year ended December 31, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$17,345	$16,835
Income taxes	12,319	13,282

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	169	2,691
Earnouts payable on acquisitions	2,067	—
Unrealized gain on interest rate swaps	—	1,514
Issuance of notes in connection with acquistions	3,850	2,700
Issuance of restricted shares of common stock	13,252	9,462

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

The activity related to goodwill for the nine months ended September 30, 2011 and 2010 is as follows:

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	10,116	—	10,116	—	423	10,539
Additions due to contingent considerations	741	—	741	—	—	741
Balance at September 30, 2011 (unaudited)	$512,897	$(45,808)	$467,089	$38,388	$96,502	$601,979

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$—	$484,422
Additions due to acquisitions	9,007	—	9,007	—	—	9,007
Additions due to contingent considerations	970	—	970	—	—	970
Balance at September 30, 2010 (unaudited)	$501,819	$(45,808)	$456,011	$38,388	$—	$494,399

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	September 30,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Raw materials	$36,681	$36,444
Work-in-process	47,575	38,499
Finished goods	26,341	23,347
	$110,597	$98,290

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

ACP is the nation’s leading provider of integrated clinical programs for sub-acute and long-term care rehabilitation providers and has contracts to serve more than 4,000 out of a total market of approximately 15,000 skilled nursing facilities (“SNFs”) nationwide, including facilities operated by 20 of the 25 largest national providers. ACP’s unique value proposition is to provide its customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs and continuous onsite therapist education and training. Their services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. The Company financed this transaction through cash on hand and a concurrent refinancing and increase of its senior credit facilities. See Note G for further discussion of refinancing.

During the nine months ended September 30, 2011, the Company acquired five O&P companies, operating a total of 10 patient-care centers. The aggregate purchase price for these O&P businesses was $16.2 million. Of this aggregate purchase price, $3.9 million consisted of promissory notes, $2.3 million is made up of contingent consideration payable within the next two years and $10.0 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $10.0 million of goodwill related to these acquisitions, and the expenses incurred related to these acquisitions were insignificant and are included in other operating expenses. The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different. Of the $10.0 million of goodwill recorded for the 2011 acquisitions, the Company plans to make the election to treat $8.9 million as asset purchases, and this amount will be amortizable for tax purposes.

NOTE F — ACQUISITIONS (CONTINUED)

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0.7 million and $1.1 million during the nine months ended September 30, 2011 and 2010, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments of $0.7 million in the first nine months of 2011 and $0.2 million in the same period 2010. The Company estimates that it may pay up to a total of $6.2 million related to contingent consideration provisions of acquisitions in future periods. Of the $6.2 million, $6.0 million is related to acquisitions completed after adoption of the revised authoritative guidance discussed above.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$—	$—
Line of Credit	—	—
Term Loan	297,750	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2018	9,941	8,684
	507,691	508,684
Less current portion	(8,030)	(7,006)
	$499,661	$501,678

As of September 30, 2010, the Company had $175.0 million of outstanding 10¼% Senior Notes and $220.2 million outstanding under the then existing Term Loan, which bore interest at an annual rate of 2.26%.

Refinancing and Amendment

During the fourth quarter of 2010, the Company refinanced its senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016 and the establishment of a $100.0 million Revolving Credit Facility. The Company recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire the outstanding 10 1/4% Senior Notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under the existing Term Loan Facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million for general corporate purposes, including to partially fund the purchase price for the acquisition of ACP.

On March 11, 2011, the Company entered into an amendment to its Credit Agreement dated as of December 1, 2010 (as amended, the “Credit Agreement”). The Amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. The Company incurred $4.1 million of fees related to this amendment, which will be amortized into interest expense over the remaining term of the debt.

NOTE G — LONG TERM DEBT (CONTINUED)

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at an annual LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). As of September 30, 2011, the Company had $96.6 million available under that facility. Availability under the Revolving Credit Facility as of September 30, 2011 was net of standby letters of credit of approximately $3.4 million. On April 28, 2011, the Company paid back a $10.0 million draw on the Revolving Credit Facility. As of September 30, 2011, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s domestic subsidiaries.

Line of Credit

On April 6, 2009, the Company obtained a collateralized line of credit from UBS in conjunction with the Rights agreement. The credit line was collateralized by the Indiana ARS and allowed the Company to borrow up to the fair market value of the ARS not to exceed its $5.0 million par value. The Company had drawn $3.6 million, which was the maximum allowed under the agreement. The credit line had no net cost to the Company as the interest expense was equal to the income on the ARS. On July 1, 2010, the Company settled the $3.6 million line of credit with UBS in conjunction with settling the Rights agreement.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments commencing March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences and asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement) and includes a 1.0% LIBOR floor. As of September 30, 2011, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are guaranteed by the Company’s subsidiaries and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets and all the assets of the Company’s domestic subsidiaries.

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

NOTE G — LONG TERM DEBT (CONTINUED)

Subsidiary Guarantees

The Revolving and Term Loan Facilities and the 7 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations. The Guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the Guarantor Subsidiaries are minor. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-guarantors. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

Debt Covenants

The Revolving Credit and Term Loan Facilities require compliance with various covenants including but not limited to (i) minimum consolidated coverage ratio of 3.25:1.00 to September 30, 2012 and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012 and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted.

The terms of the Senior Notes, the Revolving Credit Facility and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. As of September 30, 2011, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company’s wholly-owned subsidiary, Innovative Neurotronics, Inc. (“IN, Inc.”), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits. As of September 30, 2011, IN, Inc. had outstanding purchase commitments of approximately $1.6 million that the Company expects to be fulfilled over the next three months.

Contingencies

The Company is subject to legal proceedings and claims which arise from time to time in the ordinary course of its business, including additional payments under business purchase agreements. In the opinion of management, the amount of ultimate liability, if any, with respect to these items will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$15,412	$6,924	$37,056	$20,689

Shares of common stock outstanding used to compute basic per common share amounts	33,571,967	32,377,237	33,477,951	32,097,084
Effect of dilutive restricted stock and options (1)	775,248	489,250	737,154	687,395
Shares used to compute dilutive per common share amounts	34,347,215	32,866,487	34,215,105	32,784,479

Basic income per share	$0.46	$0.21	$1.11	$0.64
Diluted income per share	$0.45	$0.21	$1.08	$0.63

(1) There were no anti-dilutive options for the three or nine months ended September 30, 2011 and 2010.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2011:

Discount rate	4.75%
Average rate of increase in compensation	3.00%

NOTE J — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the three months ended September 30, 2011 and 2010 is as follows:

(in thousands)
Net benefit cost accrued at June 30, 2011 (unaudited)	$17,431
Service cost	247
Interest cost	202
Net benefit cost accrued at September 30, 2011 (unaudited)	$17,880

(in thousands)
Net benefit cost accrued at June 30, 2010 (unaudited)	$15,370
Service cost	415
Interest cost	201
Net benefit cost accrued at September 30, 2010 (unaudited)	$15,986

The change in the Plan’s net benefit obligation for the nine months ended September 30, 2011 and 2010 is as follows:

(in thousands)
Net benefit cost accrued at December 31, 2010 (unaudited)	$17,059
Service cost	741
Interest cost	606
Payments made	(526)
Net benefit cost accrued at September 30, 2011 (unaudited)	$17,880

(in thousands)
Net benefit cost accrued at December 31, 2009 (unaudited)	$14,138
Service cost	1,245
Interest cost	603
Net benefit cost accrued at September 30, 2010 (unaudited)	$15,986

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

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

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

As of September 30, 2011, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 604,000 shares have been issued. During the first nine months of 2011, the Company issued approximately 511,000 shares of restricted stock under the 2010 Plan. The total fair value of these grants is $13.2 million. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $16.8 million as of September 30, 2011 and is expected to be expensed as compensation expense over approximately four years.

During the nine months ended September 30, 2011 and 2010, no options were cancelled under either the 2002 Plan or the 2003 Plan.

For the nine months ended September 30, 2011 and 2010, the Company has included approximately $6.0 million and $5.9 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted share grants. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. The Company had no unrecognized expense related to its stock option grants for the periods ended September 30, 2011 and 2010.

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

The reportable segments are: (i) Patient-Care Services (ii) Distribution and (iii) Therapeutic Solutions. The reportable segments are described further below:

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

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

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended September 30, 2011
Net sales
Customers	$192,557	$26,448	$16,085	$171	$—	$235,261
Intersegments	—	50,063	857	99	(51,019)	—
Depreciation and amortization	3,139	307	2,673	1,745	—	7,864
Income (loss) from operations	35,437	7,398	1,350	(12,867)	(76)	31,242
Interest (income) expense	7,113	835	1,441	(1,593)	—	7,796
Income (loss) before taxes	28,324	6,563	(90)	(11,275)	(76)	23,446

Three Months Ended September 30, 2010
Net sales
Customers	$180,721	$25,459	$393	$176	$—	$206,749
Intersegments	—	44,016	870	—	(44,886)	—
Depreciation and amortization	2,746	248	116	1,361	—	4,471
Income (loss) from operations	33,676	8,437	(1,790)	(22,050)	42	18,315
Interest (income) expense	7,096	848	—	(308)	—	7,636
Income (loss) before taxes	26,580	7,589	(1,790)	(21,742)	42	10,679

Nine Months Ended September 30, 2011
Net sales
Customers	$546,084	$75,487	$48,408	$472	$—	$670,451
Intersegments	—	140,630	2,589	99	(143,318)	—
Depreciation and amortization	9,129	889	7,750	5,084	—	22,852
Income (loss) from operations	96,815	21,763	2,912	(38,964)	(17)	82,509
Interest (income) expense	21,322	2,532	4,321	(4,209)	—	23,966
Income (loss) before taxes	75,493	19,231	(1,409)	(34,755)	(17)	58,543

Capital expenditures	9,299	1,057	3,372	8,026	—	21,754

Nine Months Ended September 30, 2010
Net sales
Customers	$517,927	$71,506	$1,057	$384	$—	$590,874
Intersegments	—	125,452	2,989	—	(128,441)	—
Depreciation and amortization	8,364	750	336	3,792	—	13,242
Income (loss) from operations	93,732	22,299	(4,751)	(55,606)	2	55,676
Interest (income) expense	21,278	2,554	—	(1,148)	—	22,684
Income (loss) before taxes	72,454	19,745	(4,751)	(54,458)	2	32,992

Capital expenditures	12,182	878	687	5,996	—	19,743

Total Assets
September 30, 2011	1,253,052	167,137	137,519	(469,061)	—	1,088,647
December 31, 2010	1,054,270	146,166	142,970	(281,927)	—	1,061,479

NOTE M — CORPORATE OFFICE RELOCATION

The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas during the year ended December 31, 2010. In conjunction with the move, the Company incurred employee separation costs, other relocation costs and lease termination costs. Employee separation costs are expensed pro-ratably over the requisite service period. The Company anticipates incurring $0.5 to $1.5 million of additional costs in 2011 as the final employee moves are completed. During the nine months ended September 30, 2011, the Company reversed $0.2 million in excess accrued employee separation costs.  As of August 31, 2010 the Company abandoned its lease premises in Bethesda, Maryland and recorded a lease termination liability of $3.4 million as of September 30, 2011, net of anticipated sub-lease recoveries. The lease termination liability will be paid out over the remaining term of the lease which expires on September 30, 2014.

The following is a summary of the costs of the relocation incurred and to be paid in future periods:

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	(158)	847	—	689
Amounts paid	(1,468)	(847)	(1,821)	(4,136)
Balance as of September 30, 2011	$269	$—	$3,385	$3,654

	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2009	$—	$—	$—	$—
Expenses incurred	4,172	5,020	5,028	14,220
Amounts paid	(945)	(5,020)	—	(5,965)
Balance as of September 30, 2010	$3,227	$—	$5,028	$8,255

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

Business Overview

General

The goal of Hanger Orthopedic Group, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and the largest dedicated distributor of O&P products in the United States. We operate in excess of 680 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC (“Linkia”), manage an O&P provider network and develop programs to manage all aspects of O&P patient-care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics, Inc. and Accelerated Care Plus Corp. Innovative Neurotronics (“IN, Inc.”) introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus Corp. (“ACP”) is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

For the three and nine months ended September 30, 2011, our net sales were $235.3 million and $670.5 million, respectively, and we recorded net income of $15.4 million and $37.1 million, respectively. For the three and nine months ended September 30, 2010, our net sales were $206.7 million and $590.9 million, respectively, and we recorded net income of $6.9 million and $20.7 million, respectively.

We have three segments—Patient-Care Services, Distribution and Therapeutic Solutions. For the three months ended September 30, 2011, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $192.6 million, $26.4 million and $16.1 million, respectively. For the nine months ended September 30, 2011, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $546.1 million, $75.5 million and $48.4 million, respectively. See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We provide goods and services to the O&P, post-acute and other rehabilitation markets. We estimate that the O&P patient-care market in the United States is approximately $2.6 billion, of which we account for approximately 27%, and the post-acute rehabilitation and other rehabilitation market is approximately $1.3 billion, of which we account for approximately 5%. We commissioned a study that identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient-care services revenue.

The O&P services industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient-care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in incidence of disease and the demand for new and advanced devices.

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

Business Strategy

Our goal is to be the provider of choice for products and services that enhance human physical capabilities. We focus on disciplined diversification of our revenue streams both within our traditional orthotic and prosthetics market and in complimentary and adjacent markets that expand our continuum of care. In addition, we continue to focus on gaining operational efficiencies and expanding the market share of our core businesses. We have implemented a strategy of disciplined diversification through internal efforts by developing business such as IN, Inc., Linkia, Dosteon, CARES and in adjacent markets through the acquisition of SureFit and ACP.

Our internal efforts focus on leveraging the resources and expertise of our core O&P patient-care services business in order to provide additional products and services to our patients. IN, Inc. was created to bring innovative applications and product technology to market. IN, Inc.’s first two products are WalkAide and V-Hold and both are good examples of bringing new products to the O&P market place. Our knowledge of the O&P market place enabled us to create Linkia, which is the only O&P provider network management service company. Linkia functions as a liaison between its provider network and third party health insurance companies. Linkia provides insurance payors with data and administrative services that allow these payors to provide higher quality more efficient care to their insureds; in return this solidifies our relationship with payors and allows us to negotiate favorable national or regional contracts. We continually assess market opportunities to identify additional opportunities to leverage our footprint and expertise beyond the traditional O&P market. We have identified and are piloting two new channels of revenue, CARES and Dosteon. CARES is a pilot program that works with hospital emergency rooms to provide a wide variety of orthotic and durable medical equipment (“DME”) products, while Dosteon partners with physicians offices, such as orthopedic and vascular surgeons, to provide for the postoperative needs of their patients. These pilot businesses, along with dedicated sales personnel, help us sell into markets not previously served by our traditional brick and mortar facilities. We are encouraged with the progress of these businesses and their ability to contribute to the growth of our patient-care business.

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

•                  increasing the volume of our patient-care business through enhanced comprehensive marketing programs aimed at referring physicians and patients. Our patient Education Clinics program informs patients of technological improvements which may benefit them by further improving their mobility and typically generates follow-on patient-care business. Our “People in Motion” program also introduces potential patients to the latest O&P technology;

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

Business Description

Patient-Care Services

As of September 30, 2011, we provided O&P patient-care services through over 680 patient-care centers with over 1,100 practitioners in 45 states and the District of Columbia. Substantially all of our practitioners are certified, or are candidates for formal certification, by one or more of the O&P industry certifying boards. A practitioner manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Custom devices are fabricated by our skilled technicians using plaster castings, measurements and designs made by our practitioners and by utilization of our proprietary Insignia system. The Insignia system replaces plaster casting of a patient’s residual limb with a computer generated image. Insignia provides a very accurate image, faster turnaround for the patient and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities.

To provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient-care centers. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process. The quality of our services and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients and referring physicians.

Provider Network Management

Linkia is the first provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia’s network now includes approximately 1,000 O&P provider locations, including over 360 independent providers. As of September 30, 2011, Linkia had 45 contracts with national and regional providers.

Distribution Services

We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 26,000 individual SKUs manufactured by more than 300 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Marketing of our distribution services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists and podiatrists.

Therapeutic Solutions

We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. IN, Inc. specializes in product development, principally in the field of functional electrical stimulation. Working with inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology and then introduces the device to the marketplace through a variety of distribution channels. IN, Inc.’s first product, the WalkAide System (“WalkAide”), treats the condition commonly called drop foot. WalkAid has received FDA approval for patients with drop foot related to partial spinal cord injury, achieved ISO 13485:2004 and ISO 9001:2000 certification, as well as the European CE Mark, which are widely accepted quality management standards for medical devices and related services. IN, Inc. is conducting trials in its effort to gain additional coverage for stroke rehabilitation, which represents the largest potential population of drop foot patients. IN, Inc. anticipates that these trials will be completed by the end of 2011 with submission of data to CMS during 2012. In addition to reimbursement from

Medicare and Medicaid, IN, Inc. has been working with commercial insurance companies and has had limited success in obtaining payment for the WalkAide device for a variety of patient conditions that cause drop foot. The WalkAide is sold in the United States through our patient-care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

On December 1, 2010 we acquired ACP, the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. ACP has contracts to serve more than 4,000 skilled nursing facilities nationwide, including facilities operated by 20 of the 25 largest national providers. ACP’s unique value proposition is to provide customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs and continuous onsite therapist education and training. ACP’s services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.

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

•                  Practitioner compensation plans that financially reward practitioners for their efficient management of accounts receivable collections, labor, materials and other costs, and encourage cooperation among our practitioners within the same local market area;

•                  Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•                  History of successful integration of small and medium-sized O&P business acquisitions, including 94 O&P businesses since 1997, representing over 225 patient-care centers;

•                  Highly trained practitioners, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry and our certification program in conjunction with the University of Hartford;

•                  Experienced and committed management team; and

•                  Successful government relations efforts which enables us to:

•                  Support our patients’ efforts to pass “The Prosthetic Parity Act” in 20 states;

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

The following represents the composition of our accounts receivable balance by type of payor:

September 30, 2011 (unaudited)

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$54,887	$11,024	$15,481	$81,392
Private pay	4,027	3,439	6,774	14,240
Medicaid	11,143	3,034	4,202	18,379
Medicare	24,127	3,186	4,109	31,422
VA	1,338	174	254	1,766
	$95,522	$20,857	$30,820	$147,199

December 31, 2010 (unaudited)

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Commercial and other	$59,827	$9,000	$8,439	$77,266
Private pay	7,088	2,304	1,324	10,716
Medicaid	11,331	2,019	2,276	15,626
Medicare	25,522	2,330	1,777	29,629
VA	1,491	432	148	2,071
	$105,259	$16,085	$13,964	$135,308

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

Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset. As of October 1, 2010, there were no indicators of impairment as the fair value of the reporting units was substantially in excess of their carrying value.

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

We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

New Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220),” which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In July 2011, the FASB issued “Presentation and Disclosures of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities,” The objective of this update is to provide financial statement users with greater transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity’s sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The amendments in this update require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance provided in ASU No. 2011-07 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for our year ended December 31, 2012. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In September 2011, the FASB issued “Testing for Goodwill Impairment” regarding Intangibles — Goodwill and Other (Topic 350). The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and will be effective for our year ended December 31, 2012. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Guidance and Outlook

The Company expects fourth quarter 2011 revenues of between $243 million and $247 million and diluted EPS between $0.49 and $0.52, which results in full year revenues of between $914 million and $918 million and diluted EPS of $1.59 to $1.62.

The Company’s goal is to increase operating margins for the full year by 20-40 basis points in its core business when compared to the prior year. The Company anticipates generating cash flow from operations of $70 million to $75 million in 2011 and investing $30 million to $35 million in new capital additions in 2011 to fund its core businesses, including the development of a comprehensive electronic practice management system during the year.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	29.5	30.7	29.2	30.4
Personnel costs	34.9	33.9	36.1	35.4
Other operating expenses	18.9	20.6	18.9	20.1
Relocation expenses	0.1	3.9	0.1	2.4
Depreciation and amortization	3.3	2.2	3.4	2.2
Income from operations	13.3	8.7	12.3	9.5
Interest expense	3.3	3.7	3.6	3.8
Income before taxes	10.0	5.0	8.7	5.7
Provision for income taxes	3.4	1.7	3.2	2.2
Net income	6.6%	3.3%	5.5%	3.5%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales.  Net sales for the three months ended September 30, 2011 increased by $28.6 million, or 13.8%, to $235.3 million from $206.7 million for the three months ended September 30, 2010. The sales increase was principally the result of a $15.7 million increase in our Therapeutic Solutions segment, a $1.0 million, or 3.9%, increase in external sales of our Distribution segment, a $7.2 million, or 4.0%, increase in same center sales in our Patient-Care Services segment and a $4.7 million increase principally related to sales from acquired entities. The $15.7 million increase in Therapeutic Solutions was primarily due to the acquisition of ACP on December 1, 2010.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended September 30, 2011 was $69.4 million, an increase of $6.0 million, or 9.5%, over $63.4 million for the three months ended September 30, 2010. The increase was the result of the growth in sales.  Cost of goods sold - materials as a percentage of net sales decreased to 29.5% in 2011 from 30.7% in 2010 due primarily to the lower cost of materials associated with the $15.7 million increase in sales at the Therapeutic Solutions segment.

Personnel Costs.  Personnel costs for the three months ended September 30, 2011 increased by $12.0 million to $82.1 million from $70.1 million for the three months ended September 30, 2010. The increase from the prior year was due primarily to $8.3 million from acquired entities and the remainder of the increase resulted from increased employee benefit costs, staffing and merit increases. As a percentage of net sales, personnel costs have increased by 1.0%, of which 0.5% was attributable to the entities acquired in the last three months of 2010 and the first nine months of 2011, and the remainder was attributable to increased employee benefits.

Other Operating Expenses.  Other operating expenses for the three months ended September 30, 2011 increased by $1.9 million to $44.4 million from $42.5 million for the three months ended September 30, 2010. The increase was due primarily to $3.2 million in operating expenses from acquired entities, offset by reductions in corporate overhead related to the relocation to Austin, Texas and a decrease in incentive compensation. Other operating expenses as a percentage of net revenues decreased 1.7% to 18.9% from 20.6% in the third quarter of 2011 and 2010, respectively, due to decreases in rent and incentive compensation.

Relocation Expenses.  We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas. We continue to incur costs related to moving our employees due to the timing of selling homes and completing their permanent relocation. During the three months ended September 30, 2011, we incurred $0.3 million of employee relocation costs, compared to $8.0 million incurred during the third quarter of 2010. The third quarter 2010 costs were comprised of $3.0 million of employee termination and other costs and $5.0 million of lease termination costs related to the closing of the Bethesda, Maryland office.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2011 increased $3.4 million to $7.9 million compared to $4.5 million in the third quarter of 2010. The increase was primarily due to $2.6 million related to ACP and $0.8 million related to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations increased $12.9 million to $31.2 million for the three months ended September 30, 2011 compared to $18.3 million for the three months ended September 30, 2010. The increase was attributable to the $7.7 million reduction in relocation costs, $3.2 million from acquired entities and the remainder from increased sales in our core businesses.

Interest Expense.  Interest expense increased $0.2 million for the three months ended September 30, 2011 to $7.8 million compared to $7.6 million for the three months ended September 30, 2010, primarily due to increased debt levels resulting from our acquisition of ACP and the related refinancing of our senior debt in December of 2010, partially offset by lower interest rates.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2011 was $8.0 million, or 34.3% of pre-tax income, compared to $3.8 million, or 35.2% of pre-tax income, for the three months ended September 30, 2010. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes less permanent tax differences. The tax provision for both the three months ended September 30, 2011 and 2010 benefited from approximately $0.4 million of discrete tax benefits. The effective tax rate for the three months of 2011 was 0.9% lower than the same period in 2010 due to additional tax deductions.

Net Income.  Net income increased $8.5 million to $15.4 million for three months ended September 30, 2011 from $6.9 million for the three months ended September 30, 2010. The current period experienced the combination of increased sales, lower corporate office relocation expenses and the effects of acquired companies compared to the same period of 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales.  Net sales for the nine months ended September 30, 2011 increased by $79.6 million, or 13.5%, to $670.5 million from $590.9 million for the same period in the prior year. The sales increase was principally the result of a $47.4 million increase in our Therapeutic Solutions segment, a $4.0 million, or 5.6%, increase in external sales of our Distribution segment, a $14.7 million, or 2.9%, increase in same center sales in our Patient-Care Services segment and a $13.5 million increase principally related to sales from acquired entities. The $47.4 million increase in Therapeutic Solutions was primarily due to the acquisition of ACP on December 1, 2010.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the nine months ended September 30, 2011 was $196.0 million, an increase of $16.2 million, or 9.0%, over $179.8 million for the nine months ended September 30, 2010. The increase was the result of the growth in sales. Cost of goods sold - materials as a percentage of net sales decreased to 29.2% in 2011 from 30.4% in 2010 due primarily to the lower cost of materials associated with the $47.4 million increase in sales at the Therapeutic Solutions segment.

Personnel Costs.  Personnel costs for the nine months ended September 30, 2011 increased by $32.6 million to $242.0 million from $209.4 million for the nine months ended September 30, 2010. The increase from the prior year was due primarily to $24.6 million from acquired entities and the remainder of the increase resulted primarily from increased employee benefit costs, staffing and merit increases. As a percentage of net sales, personnel costs have increased by 70 basis points. The majority of the increase was attributable to the entities acquired in the last three months of 2010 and the first nine months of 2011.

Other Operating Expenses.  Other operating expenses for the nine months ended September 30, 2011 increased by $7.9 million to $126.4 million from $118.5 million in the same period of 2010. The increase was due primarily to $9.7 million in operating expenses from acquired entities, offset by reductions in corporate overhead related to the relocation to Austin, Texas and a decrease in incentive compensation. Other operating expenses as a percentage of net revenues decreased 1.2% in 2011 to 18.9% from 20.1% in 2010, primarily due to reduced corporate overhead in incentive compensation.

Relocation Expenses.  We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas. We continue to incur costs related to moving our employees due to the timing of selling homes and completing their permanent relocation. During the nine months ended

September 30, 2011, we incurred $0.7 million of employee relocation costs, compared to $14.2 million incurred during the same period of 2010. The 2010 costs were comprised of $9.2 million of employee termination and other costs and $5.0 million of lease termination costs related to the closing of the Bethesda, Maryland office.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011 was $22.9 million versus $13.2 million for the nine months ended September 30, 2010. The increase was primarily due to $7.4 million related to ACP and $2.3 million related to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations for the nine months ended September 30, 2011 increased by $26.8 million, or 48.2%, to $82.5 million from $55.7 million for the same period in the prior year. The increase was attributable to the $13.5 million reduction in relocation costs, $9.5 million from acquired entities and the remainder from increased sales in our core businesses.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 increased to $24.0 million compared to $22.7 million for the nine months ended September 30, 2010, primarily due to increased debt levels resulting from our acquisition of ACP and the related refinancing of our senior debt in December of 2010, partially offset by lower interest rates.

Provision for Income Taxes: The provision for income taxes for the nine months ended September 30, 2011 was $21.5 million, or 36.7% of pre-tax income, compared to $12.3 million or 37.3% of pre-tax income for the nine months ended September 30, 2010. The effective tax rate consists principally of the federal statutory tax rate of 35.0% and state income taxes less permanent tax differences. The tax provision for both the nine months ended September 30, 2011 and 2010 benefited from approximately $0.7 million of discrete tax benefits. The effective tax rate for the nine months of 2011 was 60 basis points lower than the same period in 2010 due to additional tax deductions.

Net Income.  As a result of the above, the Company recorded net income of $37.1 million for the nine months ended September 30, 2011 compared to $20.7 million for the same period in the prior year. The current period experienced the combination of increased sales, lower corporate office relocation expenses and the effects of acquired companies compared to the same period of 2010.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Cash flow from operating activities for the nine months ended September 30, 2011 was $35.2 million compared to $37.4 million for the nine months ended September 30, 2010 and reflects increased profitability offset by increases in working capital. Working capital as of September 30, 2011 was $216.9 million compared to $239.1 million at September 30, 2010.  The decrease in working capital is primarily due to cash used in the acquisition of ACP along with seasonal fluctuations in working capital.

Days outstanding (“DSO”), which is the number of days between billing for our services and the date of receipt of payment, increased to 51 days at September 30, 2011, as compared to 47 days in the same period of 2010. The increase in DSO is due to lower than expected collections in our pilot businesses and has resulted in an increase in accounts receivable over 120 days old. The Company has curtailed sales growth in these businesses and has focused additional resources on enhancing the billing and collection function.

Net cash used in investing activities was $32.5 million for the nine months ended September 30, 2011 compared to the $22.6 million for the same period of the prior year. The increase of $9.9 million results from $6.5 million of proceeds from the sale of marketable securities in the prior year, a $2.0 million increase in the purchase of plant, property and equipment and a $1.4 million increase in acquisitions of patient-care centers.

Net cash used in financing activities was $7.5 million for the nine months ended September 30, 2011 compared to cash used in financing activities of $3.8 million for the nine months ended September 30, 2010. The 2011 cash used in financing activities was higher than 2010 primarily due to $4.1 million of additional financing costs incurred in connection with the amendment to our credit facilities in March 2011.

Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
	(Unaudited)	(Unaudited)
Revolving Credit Facility	$—	$—
Line of Credit	—	—
Term Loan	297,750	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2018	9,941	8,684
	507,691	508,684
Less current portion	(8,030)	(7,006)
	$499,661	$501,678

As of September 30, 2010, the Company had $175.0 million of outstanding 10¼% Senior Notes and $220.2 million outstanding under the then existing Term Loan, which bore interest at an annual rate of 2.26%.

Refinancing and Amendment

During the fourth quarter of 2010, we refinanced our senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016 and the establishment of a $100.0 million Revolving Credit Facility. We recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire our outstanding 10 1/4% Senior Notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under our existing Term Loan Facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million for general corporate purposes, including to partially fund the purchase price for the acquisition of ACP.

On March 11, 2011, we entered into an amendment to our Credit Agreement dated as of December 1, 2010 (as amended, the “Credit Agreement”). The Amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. We incurred $4.1 million of fees related to this amendment which will be amortized into interest expense over the remaining term of the debt.

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at an annual LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). As of September 30, 2011, we have $96.6 million available under that facility. Availability under our Revolving Credit Facility as of September 30, 2011 was net of standby letters of credit of approximately $3.4 million. On April 28, 2011, the Company paid back a $10.0 million draw on the Revolving Credit Facility. As of September 30, 2011 the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries’ shares, all of our assets and all the assets of our domestic subsidiaries.

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

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments commencing March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences and asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. As of September 30, 2011, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are guaranteed by our subsidiaries and are secured by a first priority perfected interest in our subsidiaries’ shares, all of our assets and all the assets of our domestic subsidiaries.

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

Subsidiary Guarantees

The Revolving and Term Loan Facilities and the 7 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. Separate condensed consolidating information is not included as the Company does not have independent assets or operations.  The Guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the Guarantor Subsidiaries are minor. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-

guarantors. All consolidated amounts in the Company’s financial statements are representative of the combined guarantors.

Debt Covenants

The Revolving Credit and Term Loan facilities require compliance with various covenants including but not limited to (i) minimum consolidated coverage ratio of 3.25:1.00 to September 30, 2012 and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012 and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted.

The terms of the Senior Notes, the Revolving Credit Facility and the Term Loan Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. As of September 30, 2011, we were in compliance with all covenants under these debt agreements.

General

As of September 30, 2011, $297.8 million, or 58.6%, of our total debt of $507.7 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2011 (unaudited):

Payments Due by Period

(In thousands)	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$2,496	$7,417	$4,841	$3,787	$3,577	$485,573	$507,691
Interest payments on long-term debt	10,289	26,338	26,060	25,866	25,724	50,898	$165,175
Operating leases	10,955	39,907	31,757	25,160	16,362	39,801	$163,942
Capital leases and other long-term obligations (1)	4,726	14,823	11,025	7,254	3,747	11,971	$53,546
Total contractual cash obligations	$28,466	$88,485	$73,683	$62,067	$49,410	$588,243	$890,354

(1) Other long-term obligations consist primarily of amounts related to our Supplemental Executive Retirement Plan, contingent consideration payments and payments under the restructuring plans.

The carrying value of our long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, as of September 30, 2011, was $199.0 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price as of September 30, 2011.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, IN, Inc., is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits. As of September 30, 2011, IN, Inc. had outstanding purchase commitments of approximately $1.6 million that we expect to be fulfilled over the next three months.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  As of September 30, 2011, all our outstanding debt, with the exception of the $297.8 million borrowed under the Term Loan Facility, was subject to fixed interest rates (see Item 3 below).

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

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver and Subordinated Seller Notes. As of September 30, 2011, we had cash flow exposure to the changing interest rates on the $297.8 million borrowed under the Term Loan Facility. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of September 30, 2011 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of September 30, 2011, the current LIBOR and applicable rate, is 4.0%; therefore, a 50 BPS increase or decrease in LIBOR would not reduce or increase estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan	$11,910	$11,910	$11,910	$11,910	$11,910	$13,012	$14,500

ITEM 4.                  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 40.4% and 40.9% of our net sales for the nine months ended September 30, 2011 and 2010, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2011, 2010, 2009, 2008 and 2007 were (0.1%), 0.0%, 5.0%, 2.7% and 4.3%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of September 30, 2011, we had approximately $507.7 million of total indebtedness and $96.6 million available under our Revolving Credit Facility.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: November 4, 2011	/s/Thomas F. Kirk
Thomas F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2011	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 4, 2011	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)