Form 10-K
period 2011-12-31
HANGER ORTHOPEDIC GROUP INC
filed 2012-02-29
CIK 722723

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $823,240,613

         As of February 17, 2012 the registrant had 34,036,967 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.    BUSINESS.

Business Overview

General

        The goal of Hanger Orthopedic Group, Inc. (the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and, through our distribution subsidiary, Southern Prosthetic Supply, Inc. ("SPS"), the largest dedicated distributor of O&P products in the United States. We operate in excess of 700 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC ("Linkia"), manage an O&P provider network and develop programs to manage all aspects of O&P patient care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics and Accelerated Care Plus Corp. Innovative Neurotronics ("IN, Inc.") introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus Corp. ("ACP") is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

        For the years ended December 31, 2011, 2010, and 2009, our net sales were $918.5 million, $817.4 million, and $760.1 million, respectively. We recorded net income of $55.0 million, $21.4 million, and $36.1 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

        We have three segments—Patient-Care Services, Distribution, and Therapeutic Solutions. The following table summarizes the percentage of total revenue derived from each segment:

	For the year ended December 31,
	2011	2010	2009
Patient-care services	82.1%	87.5%	88.3%
Distribution	10.9%	11.7%	11.6%
Therapeutic solutions	7.0%	0.8%	0.1%

        See Note O to our consolidated financial statements contained herein elsewhere in this Annual Report on Form 10-K for financial information about our segments.

Industry Overview

        We provide goods and services to the O&P, post-acute, and other rehabilitation markets. We estimate that the O&P patient-care market in the United States is approximately $2.6 billion, of which we account for approximately 29%, and the post-acute rehabilitation and other rehabilitation market is approximately $1.3 billion, of which we account for 5%. We commissioned a study in the past which identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

        The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country's total estimated O&P patient-care services revenue.

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

        We estimate the post-acute rehabilitation market to include approximately 15,000 skilled nursing facilities ("SNFs") and to have a market potential of approximately $200 million. We provide technologically advanced rehabilitation equipment and clinical programs to approximately 31% of the post-acute market. We estimate the broader rehabilitation markets, which include independent rehabilitation providers and providers in other post-acute settings, to be approximately $1.1 billion. We currently provide goods and services to very few customers in this portion of the market, however, we believe this market would benefit from our products and services.

Business Strategy

        Our goal is to be the provider of choice for products and services that enhance human physical capabilities. We focus on disciplined diversification of our revenue streams both within our traditional orthotic and prosthetics market and in complimentary and adjacent markets that expand our continuum of care. In addition, we continue to focus on gaining operational efficiencies and expanding the market share of our core businesses. We have implemented a strategy of disciplined diversification through internal efforts by developing businesses such as IN, Inc., Linkia, Dosteon, and CARES in the O&P market, and in adjacent markets through the acquisition of SureFit and ACP.

        Our internal efforts focus on leveraging the resources and expertise of our core O&P patient-care services business in order to provide additional products and services to our patients. IN, Inc. was created to bring innovative applications and product technology to market. IN, Inc.'s first two products are the WalkAide and V-Hold, and both are good examples of bringing new products to the O&P market place. Our knowledge of the O&P market place enabled us to create Linkia, which is the only O&P provider network management service company that functions as a liaison between provider networks and third party health insurance companies. Linkia provides insurance payors with data and administrative services that allow these payors to provide higher quality, more efficient care to their insureds; in return this solidifies our relationship with payors and allows us to negotiate favorable national or regional contracts. We continually assess market opportunities to identify additional opportunities to leverage our footprint and expertise beyond the traditional O&P market. We have identified and are piloting two new channels of revenue; CARES and Dosteon. CARES is a pilot program that works with hospital emergency rooms to provide a wide variety of orthotic and durable medical equipment ("DME") products, while Dosteon partners with physicians offices, such as orthopedic and vascular surgeons to provide for the postoperative orthotic and DME needs of their patients. These pilot businesses, along with dedicated sales personnel, help us sell into markets not previously served by our traditional brick and mortar facilities. We are encouraged with the progress of these businesses and their ability to contribute to the growth of our patient care business.

        We continually look to diversify our revenue streams outside of our core O&P business. We have executed this through the acquisition of SureFit and ACP. SureFit, which is a part of our Distribution business, expanded our continuum of care into the podiatry market by providing custom shoe inserts and shoes. ACP, when combined with IN, Inc., comprises our Therapeutic Solutions segment. Therapeutic Solutions provides the platform to expand into the post-acute and other rehabilitation markets by providing technologically advanced therapeutic equipment and related clinical protocols which enhance the productivity and outcomes of rehabilitative care. We also look to leverage the relationships we have with the rehabilitation providers in order to provide our traditional O&P offerings to their patients.

        It is also our goal to continue to provide superior patient-care and be the most cost-efficient, full service, national O&P operator distributor. The key elements of our strategy to achieve this goal are to:

  •
  Improve our performance by:

  •
  investing in and developing new processes to improve the productivity of our clinicians and our distribution centers, including the use of scanning technology as well as development of a comprehensive electronic practice management system;

  •
  continuing periodic patient follow up visits to gauge patient satisfaction as well as the functionality of their device;

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

  •
  increasing the volume of our patient-care business through enhanced comprehensive marketing programs aimed at referring physicians and patients. Our Patient Education Clinics program informs patients of technological improvements which may benefit them by further improving their mobility, and also provides an opportunity to have their devices inspected and serviced if necessary. The program also Our "People in Motion" program also introduces potential patients to the latest O&P technology;

  •
  expanding the breadth of products being offered through our Distribution segment and our patient-care centers;

  •
  increasing the number of clinicians through our residency program; and

  •
  selectively acquiring small and medium-sized O&P patient-care service businesses and opening satellite patient-care centers primarily to expand our presence within an existing market and secondarily to enter into new markets;

Business Description

Patient-Care Services

        As of December 31, 2011, we provided O&P patient-care services through over 700 patient-care centers and over 1,190 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. A clinician manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

        In our orthotics business, we design, fabricate, fit and maintain a wide range of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly technologically advanced and are custom-designed to add functionality and comfort to patients' lives, shorten the rehabilitation process and lower the cost of rehabilitation. Patients are referred to Hanger by an attending physician who determines a patient's treatment and writes a prescription. Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient's needs.

        The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results. The clinician creates a cast and takes detailed measurements, frequently using our digital imaging system (Insignia), of the patient's residual limb to ensure an anatomically correct fit. Prosthetic devices are custom fabricated and fit by skilled clinicians. The majority of the orthotic devices provided by us are custom designed, fabricated and fit; the remainder are prefabricated but custom fit.

        Custom devices are fabricated by our skilled technicians using plaster castings, measurements and designs made by our clinicians and by utilization of our proprietary Insignia system. The Insignia system replaces plaster casting of a patient's residual limb with a computer generated image. Insignia provides a very accurate image, faster turnaround for the patient, and a more professional overall experience. Technicians use advanced materials and technologies to fabricate a custom device under quality assurance guidelines. Custom designed devices that cannot be fabricated at the patient-care centers are fabricated at one of several central fabrication facilities.

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

  •
  U.S. Department of Veterans Affairs.

        We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.0%, 40.4%, and 40.5% of our net sales in 2011, 2010, and 2009, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban ("CPIU") unless congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

        We enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third- party payor. These contracts typically have a stated term of one to three years. These contracts generally may be terminated without cause by either party on 60 to 90 days' notice or on 30 days' notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered.

        Through the normal course of business, we receive patient deposits on devices not yet delivered. At December 31, 2011 and 2010, we held $0.6 million and $0.8 million of deposits, respectively, from our patients.

Provider Network Management

        Linkia is the first provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia's network now includes approximately 1,030 O&P provider locations, including approximately 350 independent providers. As of December 31, 2011, Linkia had 52 contracts with national and regional providers.

Distribution Services

        We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 29,000 individual SKUs manufactured by more than 300 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Therapeutic Solutions

        We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. On December 1, 2010 we acquired ACP, which is the nation's leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. ACP's unique value proposition is to provide its customers with a full-service "total solutions" approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. ACP's services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. ACP has contracts to serve more than 4,000 skilled nursing facilities nationwide, including 21 of the 25 largest national providers. ACP's contracts contain negotiated pricing and service levels with terms ranging from one to five years. ACP generally bills its customers monthly and revenue is recognized based upon the contractual terms of the agreements.

        IN, Inc. specializes in the product development and commercialization of emerging products in the Orthotic Prosthetic and Rehabilitation markets. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc. currently has two commercial products: the WalkAide System which benefits patients with a condition referred to as drop foot and the V-Hold which is active vacuum technology used in lower extremity prosthetic devices. The V-Hold is primarily sold through our patient care centers. The WalkAide System is currently reimbursable for Medicare beneficiaries with foot drop due to incomplete spinal cord injuries. IN, Inc. is currently conducting clinical trials in an effort to gain additional coverage for stroke patients with foot drop which represents the largest potential patient population. IN, Inc. anticipates that these trials will be fully enrolled by the end of the second quarter of 2012 with submission of data to CMS in late 2012 or early 2013. In addition to reimbursement with Medicare, IN, Inc. has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide is sold in the United States through our patient-care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through a network of distributors in Europe, the Middle East/Africa, Latin America, Canada, and Asia.

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

  •
  Clinician compensation plans that financially reward clinicians for their efficient management of accounts receivable collections, labor, materials, and other costs, and encourage cooperation among our clinicians within the same local market area;

  •
  Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

  •
  History of successful integration of small and medium-sized O&P business acquisitions, including 97 O&P businesses since 1997, representing over 240 patient-care centers;

  •
  Highly trained clinicians, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry;

  •
  Experienced and committed management team; and

  •
  Successful government relations efforts which enables us to:

  •
  Support our patients' efforts to pass "The Prosthetic Parity Act" in 20 states;

  •
  Promote and educate legislators on the benefits and cost effectiveness of O&P services; and

  •
  Maintain an active Hanger Orthopedic Political Action Committee (The Hanger PAC).

Suppliers

        In our O&P patient-care businesses, we purchase prefabricated O&P devices, and components and materials that our technicians use to fabricate O&P products, from in excess of 400 suppliers across the country. These devices, components and materials are used in the products we offer in our patient-care centers throughout the country. As of December 31, 2011 only three of our third-party suppliers accounted for more than 5% of our total annual purchases. Our Therapeutic Solutions businesses purchase goods from a variety of suppliers, none of which accounted more than 5% of our total purchases.

Sales and Marketing

        In our O&P patient-care businesses individual clinicians in local patient-care centers historically have conducted our sales and marketing efforts. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. In our Distribution and Therapeutic Solutions businesses we employ dedicated sales professionals that generally are responsible for a geographic region or specific product line.

        In addition, we have developed a centralized marketing department the goal of which is to augment the efforts of the business segment personnel. In the case of our O&P businesses, this enables the clinician to focus more of his or her efforts on patient-care. Our sales and marketing effort targets the following:

  •
  Marketing and Public Relations.  Our objective is to increase the visibility of the "Hanger" name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

  •
  Business Development.  We have dedicated personnel in most of our regions of operation who are responsible for arranging seminars, clinics and forums to educate and consult with patients and to increase the individual communities' awareness of the "Hanger" name. These business development managers ("BDM") also meet with local referral and contract sources to help our clinicians develop new relationships in their markets.

  •
  Insurance Contracts.  Linkia is actively seeking contracts with national insurance companies to manage their network. We also have regional contract managers who negotiate with hospitals and regional payors.

  •
  Other Initiatives.  We are constantly seeking and developing new technology and products to enable us to provide the highest quality patient-oriented care. We continue to use our Insignia laser scanning system, which enables our clinicians to create and modify a computer-based scan of patients' limbs to create more comprehensive patient records and a better prosthetic fit. Due to the improvement Insignia offers to our patient-care, it has been an effective marketing tool for our clinicians.

Acquisitions

        In 2011, we acquired eight O&P companies, operating a total of 21 patient-care centers located in California, Illinois, Iowa, New York, Texas, Virginia and Washington. The aggregate purchase price for these O&P businesses was $24.9 million, including $14.1 million in cash and $10.8 million in unsecured notes and earn-outs to be paid over the next four years. We incurred $0.8 million of one-time legal costs related to these acquisitions. Other acquisition related expenses were insignificant and are included in other operating expenses in the period incurred. In 2010, we acquired five O&P companies, operating a total of six patient-care centers, located in California, New York, Texas, and Utah. The aggregate purchase price for these O&P businesses was $10.6 million. During the fourth quarter of 2010, we completed the acquisition of ACP for a purchase price of approximately $157.8 million, and we incurred approximately $5.4 million of related expenses in connection with the acquisition.

Competition

        The O&P services industry is highly fragmented, consisting mainly of local O&P patient-care centers. The business of providing O&P patient-care services is highly competitive in the markets in which we operate. We compete with numerous small independent O&P providers for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We compete with other patient-care service providers, including device manufacturers that have independent sales forces, on the basis of quality and timeliness of patient-care, location of patient-care centers and pricing for services.

        We also compete with independent O&P providers for the retention and recruitment of qualified clinicians. In certain markets, the demand for clinicians exceeds the supply of qualified personnel.

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

        Antikickback Laws.    Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal healthcare program (including Medicare, Medicaid, the U.S. Department of Veterans Affairs health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of the remuneration is to induce referrals or other business.

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

        In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal healthcare program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, clinician or supplier. Excluded from the definition of "remuneration" are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts.

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

        Certification and Licensure.    Our clinicians and/or certain operating units may be subject to certification or licensure requirements under the laws of some states. Most states do not require separate licensure for clinicians. However, several states currently require clinicians to be certified by an organization such as the American Board for Certification. The American Board for Certification conducts a certification program for clinicians and an accreditation program for patient-care centers. The minimum requirements for a certified clinician are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified clinician and successful completion of certain examinations. Minimum requirements for an accredited patient-care center include the presence of a certified clinician and specific plant and equipment requirements.

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

Personnel and Training

        None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2011, we had an average of 4,420 employees.

        We provide a series of ongoing training programs to improve the professional knowledge of our clinicians. For example, we have an annual Education Fair which is attended by over 750 of our clinicians and consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, basic accounting and business courses and other courses which allow the clinicians to fulfill their ongoing continuing education requirements.

Insurance

        We currently maintain insurance coverage for malpractice liability, product liability, workers' compensation, executive protection and property damage. Our general liability insurance coverage is $1.0 million per incident, with a $50.0 million umbrella insurance policy. The coverage for malpractice, product and workers' compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount. We have not incurred a material amount of expenses in the past as a result of uninsured O&P claims.

Special Note On Forward-Looking Statements

        Some of the statements contained in this report discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended to identify these forward- looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

  •
  the demand for our services and products;

  •
  our ability to integrate effectively the operations of businesses that we have acquired and plan to acquire in the future;

  •
  our ability to enter into national contracts;

  •
  our ability to attract and retain qualified orthotic and prosthetic clinicians;

  •
  changes in federal Medicare reimbursement levels and other governmental policies;

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

        We derived 40.0%, 40.4%, and 40.5% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these programs reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices, and some states have reduced or eliminated Medicaid coverage for orthotic devices for certain classes of persons otherwise covered by Medicaid. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban ("CPIU") unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 ("PPACA") changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity ("the MFP Adjustment"). The MFP Adjustment may result in that percentage increase being less than zero for a year, and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has issued a proposed rule for 2012. See 76 FR 42834 and 35 (July 19, 2011). CMS has not issued a proposed date for finalization of this rule. If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or if implemented what form any modifications might take.

        In addition to the risks to our Patient Care Services segment businesses discussed above, changes in government reimbursement levels could also adversely affect the net sales, cash flows and profitability of our Therapeutic Services segment business. In particular, a significant majority of ACP's sales involve devices and related services provided to skilled nursing facilities (SNFs) and similar businesses. Reductions in government reimbursement levels to SNFs could cause such SNFs to reduce or cancel their use of ACP's devices and modalities, negatively impacting net sales, cash flows and profitability. For example in July 2011 CMS announced an across the board reduction of approximately 10% in SNF reimbursement levels, negatively impacting the demand for ACP's devices and treatment modalities. We cannot predict whether any other modifications to reimbursement levels will be implemented, or if implemented what form any modifications might take.

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

If the non-competition agreements we have with our key executive officers and key clinicians were found by a court to be unenforceable, we could experience increased competition resulting in a decrease in our net sales.

        We generally enter into employment agreements with our executive officers and a significant number of our clinicians which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. State courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-compete covenant. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one or more of our key executive officers and/or a significant number of our clinicians were to leave us and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could materially and adversely affect our business, financial condition and results of operations.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

        We have substantial debt. As of December 31, 2011, we have approximately $508.0 million of total indebtedness and $96.8 million available on our Revolving Credit Facility.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        As of December 31, 2011, we operated over 700 patient-care centers and facilities in 45 states and the District of Columbia. We own 14 buildings that house a patient-care center. The remaining centers are occupied under leases expiring between the years of 2012 and 2023. We believe our leased or owned centers are adequate for carrying on our current O&P operations at our existing locations, as well as our anticipated future needs at those locations. We believe we will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

        The following table sets forth the number of our patient-care centers located in each state as of December 31, 2011:

State	Patient- Care Centers	State	Patient- Care Centers	State	Patient- Care Centers
Alabama	12	Louisiana	15	North Carolina	13
Arizona	44	Maine	5	North Dakota	2
Arkansas	6	Maryland	10	Ohio	33
California	71	Massachusetts	8	Oklahoma	11
Colorado	19	Michigan	6	Oregon	12
Connecticut	9	Minnesota	6	Pennsylvania	30
Delaware	1	Mississippi	11	South Carolina	16
District of Columbia	1	Missouri	20	South Dakota	1
Florida	55	Montana	5	Tennessee	14
Georgia	34	Nebraska	10	Texas	38
Illinois	28	Nevada	6	Utah	4
Indiana	11	New Hampshire	2	Virginia	11
Iowa	15	New Jersey	8	Washington	17
Kansas	14	New Mexico	8	West Virginia	6
Kentucky	10	New York	30	Wisconsin	11
				Wyoming	2

        We also lease distribution facilities in Texas, California, Georgia, Florida, Illinois, and Pennsylvania. In January 2010, we signed a lease agreement and relocated our corporate headquarters to Austin, TX in August 2010. Substantially all of our owned properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements.

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

        We are in a highly regulated industry and receive regulatory agency inquiries from time to time in the ordinary course of its business, including inquiries relating to our billing activities. To date these inquiries have not resulted in material liabilities, but no assurance can be given that future regulatory agencies' inquiries will be consistent with the results to date or that any discrepancies identified during a regulatory review will not have a material adverse effect on our consolidated financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Thomas F. Kirk	66	Chief Executive Officer
Vinit K. Asar	46	President and Chief Operating Officer
Richmond L. Taylor	63	Executive Vice President, President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc.
George E. McHenry	59	Executive Vice President, Secretary, and Chief Financial Officer
Thomas E. Hartman	49	Vice President and General Counsel
Thomas C. Hofmeister	45	Vice President and Chief Accounting Officer
Walt A. Meffert, Jr.	45	Vice President and Chief Information Officer
Russell G. Allen	41	Vice President and Treasurer
Andrew C. Morton	46	Vice President, Human Resources
Kenneth W. Wilson	49	President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
Rebecca J. Hast	61	President of Linkia, LLC

        Thomas F. Kirk has been our Chief Executive Officer since March 2008, and served as President from March 2008 to September 2011. Mr. Kirk also served as our Chief Operating Officer from January 2002 until March 2008. From September 1998 to January 2002, Mr. Kirk was a principal with AlixPartners, LLC (formerly Jay Alix & Associates, Inc.), a management consulting company retained by Hanger to facilitate its reengineering process. From May 1997 to August 1998, Mr. Kirk served as Vice President, Planning, Development and Quality for FPL Group, a full service energy provider located in Florida. From April 1996 to April 1997, he served as Vice President and Chief Financial Officer for Quaker Chemical Corporation in Pennsylvania. From December 1987 to March 1996, he served as Senior Vice President and Chief Financial Officer for Rhone-Poulenc, S.A. in Princeton,

New Jersey and Paris, France. From March 1977 to November 1987, he was employed by St. Joe Minerals Corp., a division of Fluor Corporation. Prior to this he held positions in sales, commercial development, and engineering with Koppers Co., Inc. Mr. Kirk holds a Ph.D. degree in strategic planning/marketing, and an M.B.A. degree in finance, from the University of Pittsburgh. He also holds a Bachelor of Science degree in mechanical engineering from Carnegie Mellon University. He is a registered professional engineer and a member of the Financial Executives Institute.

        Vinit K. Asar has been our President and Chief Operating Officer since September 2011, and prior to that, served as our Executive Vice President and Chief Growth Officer from December 2008 to September 2011. Mr. Asar came to Hanger from the Medical Device & Diagnostic sector at Johnson and Johnson, having worked at the Ethicon, Ethicon-Endo-Surgery, Cordis and Biosense Webster franchises. During his 18 year career at Johnson and Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing, Marketing and Sales in the US and in Europe. Prior to joining Hanger, Mr. Asar was the Worldwide Vice-President at Biosense Webster, the Electrophysiology division of Johnson and Johnson, responsible for the Worldwide Sales, Marketing and Services organizations. Mr. Asar has a B.S.B.A from Aquinas College and an M.B.A. from Lehigh University.

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

        Walt A. Meffert, Jr. joined Hanger as Vice President and Chief Information Officer in April 2010. Mr. Meffert was previously the Senior Vice President & Chief Technology Officer for Apria Healthcare from December 2008. Concurrently Mr. Meffert also served as Senior Vice President & Chief Information Officer for Coram, Inc. since November 2005. As the CTO/CIO at Apria Healthcare and Coram, Inc. he directed all production infrastructures and business applications supporting over 700 branches and five main business lines in addition to providing IT oversight and alignment for Apria's Global IT service delivery. Before joining Apria Healthcare/Coram Inc., Mr. Meffert Served as Senior Vice President & Chief Information Officer for NeighborCare. Mr. Meffert served as Chief Technology Officer for Register.com, a leading provider of global domain name registration and Internet services from November 2001 to April 2004; Vice President of Enterprise Application Engineering at the creative software development company, Macromedia from October 1999 to November 2001; Director of Electronic Commerce—Internet Center at Bell Atlantic from January 1998 to October 1999; various leadership positions at The General Electric Company including the leading of the Internet Consulting and Systems Integration teams from 1990 to 1998. Mr. Meffert is a graduate of the renowned GE Edison Engineer program. Mr. Meffert holds a Bachelor of Science degree in Computer Science from the University of Maryland, Baltimore County and a Master of Science in Computer Science degree from John Hopkins University.

        Russell G. Allen joined us in March of 2011 as our Vice President and Treasurer. Mr. Allen joined Hanger from Lance, Inc., a publicly traded consumer products company located in Charlotte, North Carolina, where he served in a variety of positions from 2003 to 2011, including Vice President of Treasury and Planning, and Director of Financial Planning & Analysis and Investor Relations. From 1995 to 2002 Mr. Allen worked at Ford Motor Company in Dearborn, Michigan, where he held various roles of increasing responsibility as part of Ford's Finance Management Development Program. Mr. Allen is a Certified Public Accountant and received a Bachelor of Business Administration from Southern Arkansas University and a Masters of Business Administration from The University of Illinois.

        Andrew C. Morton joined us as our Vice President Human Resources in June 2010. Prior to joining Hanger, Mr. Morton worked for Freescale Semiconductor since 2006 in two capacities; first as Vice President Talent and Corporate Services, and then Vice President Human Resources Supply Chain. From 1992 to 2006 Mr. Morton worked at IBM and held various global field and corporate HR executive roles of increasing responsibility across its software, hardware and sales businesses. Mr. Morton has a B.S. degree in Finance from the University of Colorado at Boulder, and an MBA from Syracuse University. In between degrees he worked for Baxter Healthcare in Finance roles from 1988 to 1989.

        Kenneth W. Wilson has been President and Chief Operating Officer of Southern Prosthetic Supply (SPS) since September 2011. Mr. Wilson was previously employed by Cardinal Health Inc., the largest distributor of pharmaceuticals and medical products in the United States, for 22 years, serving as Senior Vice President/General Manager of its Ambulatory Care business from 2008 until September 2011, as Vice President/General Manager of its Onsite business from 2006 to 2008, and as Senior Vice President—Group Purchasing Accounts from 2004 to 2006. Prior to joining Cardinal Health, he worked at Allegiance Healthcare Corporation, a manufacturer of medical products, including surgical apparel and drapes, surgical instruments and respiratory care products. Allegiance Healthcare was a 1997 spin-off of Baxter Healthcare Corporation that was acquired by Cardinal Health in 1999. Mr. Wilson served Allegiance Healthcare as Head of Allegiance National Account and Health Systems from 2002 to 2004, and as Vice President—Health Systems from 1997-2002. From 1988 to 1997, Mr. Wilson was with Baxter Healthcare, a manufacturer of a wide variety of medical products across three divisions, including drugs and vaccines, dialysis equipment and intravenous (IV) supplies. Mr. Wilson left Baxter in 1997 as a Regional Director in Encinitas, California. Prior to joining Baxter, he also worked for PepsiCo, USA and Proctor & Gamble in a variety of sales roles. Mr. Wilson received his Bachelor of

Science degree in Economics and Social Science from Davidson College in 1984. He has been married to wife Candace since 1989 and has 5 children.

        Rebecca J. Hast has been President of Linkia, LLC since November 2005. Prior to joining Linkia, Ms. Hast was with United Healthgroup Incorporated, a healthcare company that offers a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services. Ms. Hast held a variety of positions from 1999 to 2004, leaving United Healthgroup as Senior Vice President, Account Development for the Dental Benefit Providers, a wholly owned subsidiary of United Healthgroup's Specialty Services Division (now Optum). Prior to joining United Healthgroup, Ms. Hast held management and leadership positions with Magellan Health Services, Inc., a specialty healthcare management company, and other healthcare insurance and services providers. Ms. Hast holds a Bachelor of Science degree from University of Pittsburgh.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2011	High	Low
First Quarter	$27.87	$20.55
Second Quarter	27.97	23.46
Third Quarter	26.17	16.58
Fourth Quarter	22.01	14.58

Year Ended December 31, 2010	High	Low
First Quarter	$19.22	$13.57
Second Quarter	19.31	16.57
Third Quarter	19.01	13.05
Fourth Quarter	21.68	14.69

Holders

        At February 17, 2012 there were approximately 282 holders of record of 34,036,967shares of our outstanding common stock.

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

Equity Compensation Plans

        The following table sets forth information as of December 31, 2011 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by security holders	462,759	$13.36	1,837,021
Not approved by security holders	—	—	N/A

Total	462,759		1,837,021

Sales of Unregistered Securities

        During the year ended December 31, 2011, we sold no securities that were unregistered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        During the year ended December 31, 2011, we made no repurchases of our common stock.

STOCK PERFORMANCE CHART

        The annual changes in the cumulative total shareholder return on Hanger's common stock for the five-year period shown in the graph shown below are based on the assumption that $100 had been invested in Hanger common stock, the Russell 2000 Stock Index, the Standard & Poor's 500 Stock Index, the Standard & Poor's Small Cap Stock Index, the Standard & Poor's 500 Health Care Services Index and the Standard & Poor's 500 Health Care Facilities Index on December 31, 2006, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2011.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

	December 31,
	2006	2007	2008	2009	2010	2011
Hanger Orthopedic Group, Inc.	$100.00	$146.24	$192.73	$183.68	$281.45	$248.28
S & P 500	$100.00	$105.50	$66.48	$84.06	$96.73	$98.77
S&P SmallCap 600	$100.00	$99.70	$68.72	$86.29	$108.99	$110.10
RUSSELL 2000	$100.00	$98.43	$65.17	$82.88	$105.13	$100.72
S&P 500 Health Care Services Index	$100.00	$156.74	$130.25	$183.28	$198.19	$182.83
S&P 500 Health Care Facilities Index	$100.00	$121.08	$27.41	$128.48	$159.48	$122.28

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

	Year Ended December 31,
Statement of Operations Data:	2011	2010	2009	2008	2007
(In thousands, except per share amounts)
Net sales	$918,539	$817,379	$760,070	$703,129	$637,350
Cost of goods sold—materials	267,677	247,565	228,295	210,323	184,625
Personnel costs	322,765	284,095	264,581	248,234	225,012
Other operating expenses	178,335	163,673	160,355	149,661	143,857
Relocation expenses(1)	1,185	16,444	—	—	—
Acquisition expenses(2)	781	5,414	—	—	—
Depreciation and amortization	30,969	18,809	16,319	17,183	15,876

Income from operations	116,827	81,379	90,520	77,728	67,980
Interest expense	31,821	30,340	30,693	32,549	36,987
Loss (gain) from interest rate swap(3)	—	1,610	(167)	738	—
Extinguishment of debt	—	13,985	—	—	—

Income before taxes	85,006	35,444	59,994	44,441	30,993
Provision for income taxes	29,987	14,009	23,901	17,695	11,726

Net income	55,019	21,435	36,093	26,746	19,267
Preferred stock dividends and accretion(4)	—	—	—	5,670	1,665

Net income applicable to common stock	$55,019	$21,435	$36,093	$21,076	$17,602

Basic Per Common Share Data
Net income	$1.64	$0.66	$1.15	$0.81	$0.78

Shares used to compute basic per common share amounts	33,545	32,238	31,384	25,930	22,476

Diluted Per Common Share Data
Net income	$1.61	$0.65	$1.13	$0.78	$0.64

Shares used to compute diluted per common share amounts	34,220	32,888	32,068	27,091	30,257

(1)
During 2011 and 2010, the Company relocated its corporate headquarters from Bethesda, Maryland to Austin, Texas. The cost incurred included employee separation, relocation costs, and lease termination costs.

(2)
During 2011 the company purchased eight O&P companies for an aggregate purchase price of $24.9 million and incurred $0.8 million in legal costs. During 2010, the Company acquired five O&P companies for an aggregate purchase price of $10.6 million and completed the acquisition of ACP for $157.8 million and incurred legal, professional, and other deal-related expenses.

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

	Year Ended December 31,
Balance Sheet Data:	2011	2010	2009	2008	2007
(In thousands)
Cash and cash equivalents	$42,896	$36,308	$84,558	$58,413	$26,938
Working capital	241,729	185,799	216,664	200,248	165,794
Total assets	1,128,500	1,061,479	875,036	813,750	759,683
Total debt	508,033	508,684	410,472	422,324	410,892
Redeemable convertible preferred stock	—	—	—	—	47,654
Shareholders' equity	429,663	364,427	315,893	266,866	190,538

	Year Ended December 31,
Other Financial Data:	2011	2010	2009	2008	2007
(In thousands)
Capital expenditures	$28,124	$30,593	$21,270	$19,330	$20,129
Net cash provided by (used in):
Operating activities	$61,804	$54,200	$71,824	$51,750	$51,687
Investing activities	(46,870)	(185,975)	(34,152)	(30,168)	(42,096)
Financing activities	(8,346)	83,525	(11,527)	9,893	(5,792)

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

Overview

        The goal of Hanger Orthopedic Group, Inc. (the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and the largest dedicated distributor of O&P products in the United States through our distribution subsidiary, Southern Prosthetic Supply, Inc. ("SPS"). We operate in excess of 700 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC ("Linkia"), manage an O&P network and develop programs to manage all aspects of O&P patient-care for insurance companies. We provide therapeutic solutions through our subsidiaries Innovative Neurotronics and Accelerated Care Plus Corp. Innovative Neurotronics ("IN, Inc.") introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus Corp. ("ACP") is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

        We have increased our net sales during the past two years through organic growth, acquisitions and opening of new patient-care centers, increased distribution revenues though targeted sales efforts and increased product offerings, and continued growth in revenue associated with the Linkia contracts. Our operations include three reportable segments—Patient-Care Services, Distribution, and Therapeutic Solutions.

  Patient-Care Services

        As of December 31, 2011, we provided O&P patient-care services through over 700 patient-care centers and over 1,190 clinicians in 45 states and the District of Columbia. For the years ended December 31, 2011 and 2010, net sales attributable to our patient-care services were $753.4 million and $714.7 million, respectively.

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

        Our clinicians are also responsible for managing and operating our patient-care centers and are compensated, in part, based on their success in managing costs and collecting accounts receivable. We provide centralized administrative, marketing and materials management services to take advantage of economies of scale and to increase the time clinicians have to provide patient-care. In areas where we have multiple patient-care centers, we also utilize shared fabrication facilities where technicians fabricate devices for clinicians in that region.

  Distribution Services

        We distribute O&P components to our customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation's largest O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. For the year ended December 31, 2011, 34.6% or approximately $100.5 million of SPS distribution sales were to third-party O&P services providers, and the balance of approximately $190.3 million represented intercompany sales to our patient-care centers. SPS maintains in inventory approximately 29,000 individual SKUs manufactured by more than 300 different companies. SPS maintains distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Therapeutic Solutions

        We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. On December 1, 2010 we acquired ACP, which is the nation's leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. ACP's unique value proposition is to provide its customers with a full-service "total solutions" approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. ACP's services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. ACP has contracts to serve more than 4,000 skilled nursing facilities nationwide, including 21 of the 25 largest national providers. ACP's contracts contain negotiated pricing and service levels with terms ranging from one to five years. ACP generally bills its customers monthly and revenue is recognized based upon the contractual terms of the agreements.

        IN, Inc. specializes in product development and commercialization of emerging products. Working with the inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc. has two products; the WalkAide System which benefits patients with a condition referred to as drop foot and the V-Hold which is active suction technology used in lower extremity prosthetic devices. The WalkAide System is currently reimbursable from Medicare beneficiaries with foot drop due to incomplete spinal cord injuries. IN, Inc. is currently conducting clinical trials in an effort to gain additional coverage for stroke patients with foot drop which represents the largest potential patient population. IN, Inc. anticipates that these trials will be fully enrolled by the end of the second quarter of 2011 with submission of data to CMS in the fourth quarter of 2011 or early 2012. In addition to reimbursement from Medicare and Medicaid, IN, Inc. has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide and V-Hold are sold in the United States through our patient-care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through licensed distributors.

Results and Outlook

        Net sales for the year ended December 31, 2011 increased by $101.2 million, or 12.4%, to $918.5 million from $817.4 million for the year ended December 31, 2010. The sales increase was principally the result of an $18.4 million, or 2.6%, increase in same-center sales in our Patient-Care Services segment, a $4.9 million, or 5.1%, increase in sales of our Distribution segment, $57.4 million in increased sales from our Therapeutic Solutions segment, resulting primarily from the December 2010 acquisition of ACP, and a $20.5 million increase principally related to sales from acquired patient-care entities.

        Income from operations and net income were $116.8 million and $55.0 million, respectively, in 2011 compared to $81.4 million and $21.4 million, respectively, in the prior year. Our cash flow from operations increased $7.6 million to $61.8 million in 2011, from $54.2 million in 2010 primarily due to normal changes in working capital. As of December 31, 2011, $297.0 million, or 58.5%, of our total debt of $508.0 million was subject to variable interest rates. We had total liquidity of $139.7 million, comprised of $42.9 million of cash and $96.8 million available under our Revolving Credit Facility at December 31, 2011. We believe that we have sufficient liquidity to conduct our normal operations and fund its acquisition plans through 2012.

        The Company expects full year 2012 revenues between $970 million and $990 million resulting from comparable store sales growth in our Patient Care Services and Distribution segments of 3% to 5%. We expect flat to slightly higher revenues in our Therapeutic Services segment for the year, with sales in the first half of the year down then trending up the second half as the rate of new contracts accelerates. The Company anticipates diluted earnings per share between $1.67 and $1.74, which includes approximately $0.05 for one-time training costs related to the implementation of our new patient management system. As in past years, the Company's goal is to increase operating margins by twenty to forty basis points. The Company anticipates generating cash flow from operations between $70 million and $80 million in 2012 and investing a total of $40 million to $50 million in capital additions. During 2012 the Company will continue its acquisition program with a goal of closing acquisitions that total approximately $20 million in annualized revenues.

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

  •
  Revenue Recognition:  Revenues in our Patient-Care Services segment are derived from the sale of O&P devices and the maintenance and repair of existing devices and are recorded net of all contractual adjustments and discounts. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the Distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in our Therapeutic Solutions are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with our customers.

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

        The following represents the composition of our accounts receivable balance by payor:

December 31, 2011	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Patient Care Services
Commercial insurance	$50,136	$9,594	$11,759	$71,489
Private pay	3,936	3,791	9,219	16,946
Medicaid	12,018	3,678	4,173	19,869
Medicare	25,438	3,489	4,433	33,360
VA	1,428	373	159	1,960
Distribution & Therapeutic Solutions Trade accounts receivable	11,367	2,663	3,200	17,230

	$104,323	$23,588	$32,943	$160,854

December 31, 2010	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Patient Care Services
Commercial insurance	$45,595	$6,907	$7,713	$60,215
Private pay	9,817	3,733	6,178	19,728
Medicaid	14,853	2,621	2,671	20,145
Medicare	13,118	1,949	1,750	16,817
VA	1,905	463	170	2,538
Distribution & Therapeutic Solutions Trade accounts receivable	11,526	2,153	2,186	15,865

	$96,814	$17,826	$20,668	$135,308

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

    At our Distribution and Therapeutic Solutions segments, a perpetual inventory is maintained. We adjust our reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items is in excess of its market price. Shipping and handling costs are included in cost of goods sold—materials.

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

    Prior to December 2010, our investments consisted of two auction rate securities ("ARS") totaling $7.5 million of par value, $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 ("Indiana ARS") and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes ("Primus ARS"). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. Our ARS were reported at fair value during 2010 when both ARSs were sold.

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

    As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses of $0.1 million for the year ended December 31, 2009 related to the Primus ARS. This loss is reflected in accumulated other comprehensive loss on our consolidated balance sheets. The unrealized loss recognized during the year ended December 31, 2009 represents the change in fair value of the auction rate securities. The fair value of the Primus ARS was $1.4 million as of December 31, 2009. During 2009, an other-than-temporary impairment ("OTTI") credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009. This credit loss reduced the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009.

    As of December 31, 2009, we determined the fair value of the Auction Rate Security Rights ("the Rights") was $0.3 million and the fair value of the ARS was $4.7 million, while the fair values of the ARS and the Rights as of December 31, 2008 were $4.0 million and $1.0 million, respectively. The change in the fair value of the Rights and the ARS for the year ended December 31, 2009 are reflected as components of earnings.

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

  •
  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the value assigned to net identifiable assets of purchased businesses. We assess goodwill for impairment annually on October 1, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. Our annual impairment test for goodwill primarily utilizes the income approach and considers the market approach and the cost approach in determining the value of our reporting units. Non-compete agreements are recorded based on agreements entered into by us and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 17 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset. As of October 1, 2011, there were no indicators of impairment as the fair value of the reporting units is substantially in excess of their carrying value.

  •
  Income taxes:  We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

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

	2011	2010
Discount rate	3.90%	4.75%
Average rate of increase in compensation	3.00%	3.00%

    We believe the assumptions used are appropriate. However, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.

New Accounting Guidance

        In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820, "Fair Value Measurement." The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company's year ended December 31, 2012. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220)," which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, The FASB issued an amendment to ASU 2011-05 which deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The deferral date is undetermined at this time. All other requirements of ASU 2011-05 are not affected by this update. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The provisions are effective for the Company's year ended December 31, 2012. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

        In July 2011, the FASB issued "Presentation and Disclosures of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities." The objective of this update is to provide financial statement users with greater transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity's sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient's ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The amendments in this update require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance provided in ASU No. 2011-07 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively, except for the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on the statement of operations. The provisions are effective for the Company's year ended December 31, 2012. The Company is currently evaluating the requirements of this update and has not yet determined the impact on its consolidated financial statements.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our statements of operations as a percentage of our net sales:

	For the Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold—Materials	29.1	30.3	30.0
Personnel Costs	35.1	34.8	34.9
Other operating expenses	19.4	20.0	21.1
Relocation expenses	0.1	2.0	—
Acquisition expenses	0.1	0.7	—
Depreciation and amortization	3.4	2.3	2.1

Income from operations	12.8	9.9	11.9
Interest expense	3.5	3.7	4.0
Extinguishment of debt	—	1.7	—
Loss from interest rate swap	—	0.2	—

Income before taxes	9.3	4.3	7.9
Provision for income taxes	3.3	1.7	3.2

Net income	6.0	2.6	4.7

Year-ended December 31, 2011 compared with the year ended December 31, 2010

        Net Sales.    Net sales for the year ended December 31, 2011 increased by $101.2 million, or 12.4%, to $918.5 million from $817.4 million last year. The sales increase was principally the result of a $18.4 million, or 2.6%, increase in same-center sales in our Patient-Care Services segment, a $4.9 million, or 5.1%, increase in sales of our Distribution segment, $57.4 million in increased sales from our Therapeutic Solutions segment, resulting primarily from the December 2010 acquisition of ACP, and a $20.5 million increase related to sales from acquired patient-care entities.

        Cost of Goods Sold—Materials.    Cost of goods sold—materials for the year ended December 31, 2011 was $267.7 million, an increase of $20.1 million, or 8.1%, over $247.6 million for the same period in the prior year. The increase was the result of the growth in sales. Cost of goods sold—materials as a percentage of net sales decreased to 29.1% in 2011 from 30.3% in 2010. The decrease in cost of goods sold—materials as a percentage of sales resulted from the inclusion of a full year of results from ACP, which has a lower of cost of goods sold as a percentage of sales.

        Personnel Costs.    Personnel costs for the year ended December 31, 2011 increased by $38.7 million to $322.8 million from $284.1 million for the year ended December 31, 2010. The increase from the prior year is due primarily to $4.3 million related to merit increases and other compensation, $21.7 million from ACP, $9.5 million from acquired patient care centers, and a $1.3 million increase in sales commissions. As a percentage of net sales, personnel costs have increased by 30 basis points compared to the same period in the prior year as a result of the acquisition of ACP which is more labor intensive.

        Other Operating Expenses.    Other operating expenses for the year ended December 31, 2011 increased by $14.6 million to $178.3 million from $163.7 million for the year ended December 31, 2010. The increase is due primarily to $12.2 million in expenses related to the acquisition of ACP and the patient care centers, $4.0 million related to additional bad debt expense related to pilot programs in our Patient Care Services Segment, and a $1.9 million increase in telephone and data expense, which is partially offset by a decrease of $4.0 million in incentive compensation expense when compared to the prior year. Other operating expenses as a percentage of net sales decreased 60 basis points to 19.4% compared to the same period in the prior year as fixed costs were leveraged over increased sales.

        Relocation Expenses.    We have substantially completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas which began in 2010. During the year ended December 31, 2011, we incurred $1.2 million in relocation costs compared to $16.4 million in 2010. Of the $1.2 million in 2011, $1.0 million was from employee relocation and separation costs.

        Acquisition Expenses.    During 2011, we acquired eight companies consisting of 21 patient care centers and incurred $0.8 million of one-time legal costs. In December 2010 we acquired ACP and incurred acquisition costs of $5.4 million related to the transaction, consisting of $3.3 million in legal and advisor fees and $2.1 million of non-cash stock-based compensation expense.

        Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2011 was $31.0 million versus $18.8 million for the year ended December 31, 2010. The increase is commensurate with the increase in fixed asset purchases over the last 12 months and the acquisition of ACP.

        Income from Operations.    Income from operations increased $35.4 million to $116.8 million for the year ended December 31, 2011 compared to $81.4 million in the year ended December 31, 2010. The increase is due to a reduction of $19.9 million in relocation and acquisition costs, $9.1 million of additional operating income related to the Therapeutic Services segment, and the remainder of the increase is attributable to the Patient Care Services segment. As a percentage of sales, income from operations increased to 12.8%, a 2.9% increase from 9.9% in 2010 primarily due to lower acquisition and relocation costs in 2011 and the acquisition of ACP.

        Interest Expense.    Interest expense for the year ended December 31, 2011 increased slightly to $31.8 million compared to $30.3 million for the year ended December 31, 2010, primarily due to higher debt balance in 2011 that resulted from the acquisition of ACP in the fourth quarter of 2010.

        Extinguishment of Debt.    In November and December 2010, we completed the refinancing of substantially all our outstanding debt. In conjunction with this transaction, a $14.0 million loss on extinguishment of debt was recorded during the fourth quarter.

        Loss on Interest Rate Swaps.    During 2010, we incurred a $1.6 million charge to terminate the interest rate swaps. We were required to terminate the swaps in conjunction with refinancing our credit facilities.

        Provision for Income Taxes.    An income tax provision of $30.0 million was recognized for the year ended December 31, 2011 compared to $14.0 million for the same period of the prior year. The increase in the income tax provision is primarily due to higher pre-tax earnings. Our effective tax rate was 35.3% and 39.5% for 2011 and 2010, respectively. The 2011 effective tax rate benefited 2.5% from the realization of certain state tax benefits and other nonrecurring discrete items. The 2010 effective tax rate benefited from the release of income tax reserves and other discrete items.

        Net Income.    Net income for year ended December 31, 2011 increased to $55.0 million, or $1.61 per diluted share, compared to net income of $21.4 million, or $0.65 per diluted share, for the year ended December 31, 2010. The current period increased over the same period in the prior year due primarily to increased net sales in 2011, and the absence of the following: corporate office relocation expenses, costs to acquire ACP, the extinguishment of debt, and the loss on the termination of the interest rate swaps, that were incurred in 2010.

Year-ended December 31, 2010 compared with the year ended December 31, 2009

        Net Sales.    Net sales for the year ended December 31, 2010 increased by $57.3 million, or 7.5%, to $817.4 million from $760.1 million last year. The sales increase was principally the result of a $30.4 million, or 4.6%, increase in same-center sales in our Patient-Care Services segment, a $7.5 million, or 8.5%, increase in sales in our Distribution segment, a $5.5 million increase in sales from our Therapeutic Solutions segment and a $13.9 million increase principally related to sales from acquired patient-care entities.

        Cost of Goods Sold—Materials.    Cost of goods sold—materials for the year ended December 31, 2010 was $247.6 million, an increase of $19.3 million, or 8.4%, over $228.3 million for the same period in the prior year. The increase was the result of the growth in sales. Cost of goods sold—materials as a percentage of net sales increased to 30.3% in 2010 from 30.0% in 2009. The increase in cost of goods sold—materials as a percentage of sales resulted from a change in revenue mix within our Patient-Care Services and increased sales in our Distribution business, which have higher materials costs and, to a lesser extent, from increased materials costs at the patient- care centers.

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

        Acquisition Expenses.    We acquired ACP and incurred acquisition costs of $5.4 million related to the transaction, consisting of $3.3 million in legal and advisor fees and $2.1 million of non-cash stock-based compensation expense.

        Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2010 was $18.8 million versus $16.3 million for the year ended December 31, 2009. The increase is commensurate with the increase in fixed asset purchases over the last 12 months and the acquisition of ACP.

        Income from Operations.    Income from operations decreased $9.1 million to $81.4 million for the year ended December 31, 2010 compared to $90.5 million in the year ended December 31, 2009 primarily due to nonrecurring expenses of $21.8 million consisting of corporate relocation expenses and costs related to the acquisition of ACP, offset by increased sales.

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

        Provision for Income Taxes.    An income tax provision of $14.0 million was recognized for the year ended December 31, 2010 compared to $23.9 million for the same period of the prior year. The decrease in the income tax provision is primarily due to lower pre-tax earnings and to a lesser extent lower state income tax rates. Our effective tax rate was 39.5% and 39.8% for 2010 and 2009 respectively. Our effective tax rate in 2010 benefited from the release of income tax reserves and other discrete items, and increased from non-deductible acquisition costs.

        Net Income.    Net income applicable to common stock for year ended December 31, 2010 decreased to $21.4 million, or $0.65 per diluted share, compared to net income applicable to common stock of $36.1 million, or $1.13 per diluted share, for the year ended December 31, 2009. The current period decreased over the same period in the prior year due primarily to corporate office relocation expenses, costs to acquire ACP, the extinguishment of debt, and the loss on the termination of the interest rate swaps.

Financial Condition, Liquidity and Capital Resources

Cash Flows

        Our working capital at December 31, 2011 was $241.7 million, compared to $185.8 million at December 31, 2010. The increase in working capital is primarily due to the increase in inventory, accounts receivable and reduced levels of incentive compensation payable. Days sales outstanding ("DSO"), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2011 increased to 54 days compared to 52 days for the same period last year. The increase in DSO is primarily due to an increase in accounts receivable at the CARES pilot program within our Patient-Care Services segment which is experiencing delays in its billing and collections processes. Net cash provided by operating activities was $61.8 million for the year ended December 31, 2011, compared to $54.2 million in the prior year. The increase in current year operating cash flows resulted primarily from increased net sales in 2011, and the absence of cash paid related to the acquisition costs of ACP in 2010, and the expenses related to relocation of corporate headquarters in 2010.

        Net cash used in investing activities was $46.9 million for the year ended December 31, 2011 compared to $186.0 million in the prior year. In 2011, 2010, and 2009, we invested $28.1 million, $30.6 million, and $21.3 million, respectively, in improvements to our patient-care centers, upgrades to our computer hardware and software, and purchases of equipment leased to third parties by our Therapeutic Solutions segment. In 2011, we acquired eight O&P companies operating a total of 21 patient-care centers at an aggregate purchase price of $24.9 million. In 2010, we acquired five O&P companies operating a total of six patient-care centers at an aggregate purchase price of $10.6 million, and we completed the acquisition of ACP for a purchase price of approximately $157.8 million. The ACP acquisition was funded using cash on hand and a portion of the proceeds from the new debt facility discussed below. In 2009, we acquired seven O&P companies and one fabrication facility, operating a total of 23 patient-care centers for an aggregate purchase price of $16.6 million. Additionally, in 2011, we invested $4.0 million in company-owned life insurance policies which cover senior executives and certain management of the Company, whereby the Company is the beneficiary.

        Net cash (used in)/provided by financing activities was $(8.3) million, $83.5 million, and $(11.5) million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011 we:

(i) borrowed and repaid $10.0 million under our revolving credit facility; (ii) made $4.2 million of required repayments of promissory notes we issued in connection with acquisitions ("Seller Notes"); (iii) repaid $3.0 million related to term loan borrowings under our credit facilities ("Term Loans"); incurred $4.2 million of financing costs related to the repricing of our debt in the first quarter of 2011; and (iv) received $0.6 million of proceeds from employee stock compensation plans. During 2010 we: (i) entered into new Credit Facilities (see further description below under the heading "Debt"); (ii) sold 0.4 million shares of common stock with proceeds of $7.4 million to executives of ACP in connection with the closing of the ACP acquisition; (iii) paid off the $3.6 million line of credit related to the auction rate securities; and (iv) made scheduled repayments of seller notes of $3.8 million; and (v) $5.0 million of proceeds from issuance of stock under employee stock compensation plans. During 2009 we repaid borrowings under the Revolving Credit Facility of $15.3 million from the previous year. We also made required repayments of Seller Notes and Term Loans of $3.9 million, as well as received proceeds from common stock related to employee stock compensation plans of $2.8 million.

Debt

        The following summarizes our debt balance at December 31:

(In thousands)	2011	2010
Revolving Credit Facility	$—	$—
Term Loan	297,000	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.25%, maturing through November 2018	11,033	8,684

	508,033	508,684
Less current portion	(8,065)	(7,006)

	$499,968	$501,678

Refinancing

        During the fourth quarter of 2010, we refinanced our senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016, and the establishment of a $100.0 million Revolving Credit Facility. We recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire our outstanding 10 1/4% Senior Notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under our existing Term Loan Facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million to partially fund the purchase price for the acquisition of ACP.

        On March 11, 2011, we entered into an amendment to our Credit Agreement dated as of December 1, 2010 (as amended, the "Credit Agreement"). The amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. We incurred $4.1 million of fees related to the Amendment which will be amortized into interest expense over the remaining term of the debt.

Revolving Credit Facility

        The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year's allowance if not expended in the fiscal year for which it is permitted. As of December 31, 2011, we were in compliance with these covenants. As of December 31, 2011, we have $96.8 million available under that facility. Availability under our Revolving Credit Facility as of December 31, 2011 was net of standby letters of credit of approximately $3.2 million. On April 28, 2011, the Company paid back a $10.0 million draw on the Revolving Credit Facility. As of December 31, 2011 the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by our subsidiaries, and are secured by a first priority perfected interest in our subsidiaries' shares, all of our assets, and all the assets of our subsidiaries.

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

Term Loan Facility

        The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments commencing March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences and asset sales, or other events as defined in the Credit Agreement. There were no mandatory prepayments required during 2011 and 2010. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. As of December 31, 2011, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by our subsidiaries, and are secured by a first priority perfected interest in our subsidiaries' shares, all of our assets, and all the assets of our subsidiaries.

7 1/8% Senior Notes

        Our 7 1/8% Senior Notes mature November 15, 2018 and are unsecured senior indebtedness which is guaranteed on a senior unsecured basis by all of our current and future material subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

        On or prior to November 15, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date with the proceeds of a public offering of our equity securities. On or after November 15, 2014, we may redeem all or from time to time a part of the notes upon not less than 30 not more than 60 days' notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

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

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit our ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. As of December 31, 2011, we were in compliance with all covenants under these debt agreements.

General

        We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. As of December 31, 2011, $297.0 million, or 58.5%, of our total debt of $508.0 million was subject to variable interest rates. We had access to funds totaling $139.7 million, comprised of $42.9 million of cash and $96.8 million available under the Revolving Credit Facility, at December 31, 2011. Availability under the Revolving Credit Facility is net of $3.2 million of outstanding letters of credit. We believe that we have sufficient liquidity to conduct our normal operations and fund our acquisition plan in 2012.

Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of December 31, 2011:

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$8,065	$5,384	$4,415	$4,222	$285,947	$200,000	$508,033
Interest payments on long-term debt	26,424	26,127	25,913	25,751	50,908	—	155,123
Operating leases	41,909	33,332	26,741	17,713	12,211	30,592	162,498
Capital leases and other long-term obligations(1)	16,146	12,004	8,251	3,771	1,593	14,040	55,805

Total contractual cash obligations	$92,544	$76,847	$65,320	$51,457	$350,659	$244,632	$881,459

(1)
Other long-term obligations include commitments under our SERP plan. Refer to Note K of the Company's Annual Report on Form 10-K for additional disclosure.

        The carrying value of the Company's long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2011, was $203.0 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price at December 31, 2011.

Off-Balance Sheet Arrangements

        Our wholly-owned subsidiary, IN, Inc., is party to a non-binding purchase agreement under which it purchases assembled WalkAide System kits. As of December 31, 2011, IN, Inc. had outstanding purchase commitments of approximately $1.2 million, which we expect to be fulfilled over the next three months.

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

Supplemental Executive Retirement Plan

        In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2011, and 2010 and have utilized it in establishing our benefit obligation liability.

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2011	2010
Discount rate	3.90%	4.75%
Average rate of increase in compensation	3.00%	3.00%

        The discount rate at December 31, 2011 of 3.90% decreased 85 basis points compared to the discount rate used at December 31, 2010 due to changes in the pension discount curve rate available on the open market at December 31, 2011. The average rate of increase in compensation was 3.00% at December 31, 2011 and 2010.

        Future payments under the supplemental executive retirement plan as of December 31, 2011 are as follows:

(In thousands)
2012	$706
2013	706
2014	1,593
2015	1,592
2016	1,593
Thereafter	14,040

$20,230

Selected Operating Data

        The following table sets forth selected operating data as of the end of the years indicated:

	2011	2010	2009	2008	2007
Patient-care centers	701	678	677	668	636
Revenue-generating O&P clinicians	1,191	1,156	1,127	1,070	1,060
Number of states (including D.C.)	46	46	46	46	46
Same-center net sales growth(1)	2.6%	4.6%	4.9%	7.3%	5.0%

(1)
Represents the aggregate increase or decrease of our patient-care centers' sales in the current year compared to the preceding year. Patient-care centers that have been owned by the Company for at least one full year are included in the computation.

Market Risk

        We are exposed to the market risk that is associated with changes in interest rates. At December 31, 2011, all of our outstanding debt, with the exception of the $297.0 million of the Term Loan Facility is subject to fixed interest rates (see Item 7A below).

Forward Looking Statements

        This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health-care industry, uncertainties inherent in investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements. Refer to risk factors disclosed in Part I, Item 1A of this filing for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, and Seller Notes. As of December 31, 2011, we have cash flow exposure to the changing interest rates on $297.0 million of the Term Loan Facility. The other obligations have fixed interest rates.

        Presented below is an analysis of our financial instruments as of December 31, 2011 that is sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of December 31, 2011, the current LIBOR and applicable rate, which is 4.0% combined, are 71 BPS below the LIBOR floor; therefore, any further decreases in the rate would not reduce estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$11,880	$11,880	$11,880	$11,880	$11,880	$12,741	$14,226

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below and included beginning at page F-4 of this Annual Report on Form 10-K.

Quarterly Financial Data

	Quarter Ended (Unaudited)
2011	Mar 31	Jun 30	Sep 30	Dec 31
(Dollars in thousands, except per share amounts)
Net Sales	$200,439	$234,751	$235,261	$248,088
Income from Operations	$18,385	$32,882	$31,242	$34,318
Net Income	$6,214	$15,431	$15,412	$17,963
Basic per Common Share Net Income	$0.19	$0.46	$0.46	$0.53
Diluted per Common Share Net Income	$0.18	$0.45	$0.45	$0.52

	Quarter Ended (Unaudited)
2010	Mar 31	Jun 30	Sep 30	Dec 31
(Dollars in thousands, except per share amounts)
Net Sales	$178,316	$205,808	$206,749	$226,505
Income from Operations	$14,212	$23,148	$18,315	$25,702
Net Income	$4,002	$9,762	$6,924	$746
Basic per Common Share Net Income	$0.13	$0.30	$0.21	$0.02
Diluted per Common Share Net Income	$0.12	$0.30	$0.21	$0.02

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Based on an evaluation of our disclosure controls and procedures conducted by the our Chief Executive Officer and Chief Financial Officer, such officers concluded that our disclosure controls and procedures were effective as of December 31, 2011. Additionally our officers concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports filed with the Exchange Act was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

        (b)   Report of the Registrant's Independent Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

        (c)   Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

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
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Income Statements for the Three Years Ended December 31, 2011
Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2011
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011
Notes to Consolidated Financial Statements

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
3.1
Amended and Restated Certificate of Incorporation of Hanger Orthopedic Group, Inc. dated as of May 13, 2011 (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
3.2	Amended and Restated By-Laws of the Registrant adopted on February 2, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2012).
4.1
Indenture, dated November 2, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).

Exhibit No.	Document
4.2	Registration Rights Agreement, dated November 2, 2010, by and among Hanger Orthopedic Group, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc., as representatives of the several initial purchasers. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.3
First Supplemental Indenture, dated December 13, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
4.4
Second Supplemental Indenture, dated February 15, 2011, by and among the Hanger Orthopedic Group, Inc., Accelerated Care Plus Corp., ACP Medical Supply Corporation, Liberty Health Services, LLC and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
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
10.4
Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2011 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).*
10.5
Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
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

Exhibit No.	Document
10.9	Guarantee and Collateral Agreement, dated as of December 1, 2010, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Bank of America, N/A., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.10
Amendment No. 1, dated as of March 11, 2011, to the Credit Agreement, dated as of December 1, 2010, among the Company and the lenders and gents party hereto. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 11, 2011).
10.11
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between George E. McHenry and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.12
Fifth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Thomas F. Kirk and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.13
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Richmond L. Taylor and the Company. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.14	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.15	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.16	Form of Restricted Stock Agreement for Executives (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.17	Form of Restricted Stock Agreement for Employees Executives (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.18
Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.19	Form of Executive Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.20	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
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

Exhibit No.	Document
10.22	Amended and Restated Employment Agreement, as of January 1, 2012 by and between Vinit Asar and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.23	Employment Agreement, as of January 1, 2012 by and between Thomas Hofmeister and the Company. (Filed herewith).
21	List of Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101
The following financial information from the Company's Annual Report on Form 10-K, for the period ended December 31, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.
Dated: February 29, 2012	By:	/s/ THOMAS F. KIRK Thomas F. Kirk Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 29, 2012	/s/ THOMAS F. KIRK Thomas F. Kirk Chief Executive Officer and Director (Principal Executive Officer)
Dated: February 29, 2012	/s/ GEORGE E. MCHENRY George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February 29, 2012	/s/ THOMAS C. HOFMEISTER Thomas C. Hofmeister Vice President of Finance (Chief Accounting Officer)
Dated: February 29, 2012	/s/ IVAN R. SABEL, CPO Ivan R. Sabel, CPO Director
Dated: February 29, 2012	/s/ PETER NEFF Peter Neff Director

Dated: February 29, 2012	/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D. Director
Dated: February 26, 2012	/s/ CYNTHIA L. FELDMANN Cynthia L. Feldmann Director
Dated: February 24, 2012	/s/ ERIC GREEN Eric Green Director
Dated: February 23, 2012	/s/ STEPHEN HARE Stephen Hare Director
Dated: February 29, 2012	/s/ ISAAC KAUFMAN Isaac Kaufman Director
Dated: February 27, 2012	/s/ PATRICIA B. SHRADER Patricia B. Shrader Director

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

        2.     Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934 and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The framework on which management's evaluation of the Company's internal control over financial reporting is based is the "Internal Control—Integrated Framework" published in 1992 by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

        3.     Management has determined that the Company's internal control over financial reporting, as of December 31, 2011, was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        4.     The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger Orthopedic Group, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Hanger Orthopedic Group, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP Austin, Texas February 29, 2012

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,896	$36,308
Accounts receivable, less allowance for doubtful accounts of $22,028 and $16,686 in 2011 and 2010, respectively	138,826	118,622
Inventories	114,086	98,290
Prepaid expenses, other current assets and income taxes receivable	17,015	17,814
Deferred income taxes	20,648	17,458

Total current assets	333,471	288,492

PROPERTY, PLANT AND EQUIPMENT
Land	794	839
Buildings	4,400	4,299
Furniture and fixtures	17,281	16,134
Machinery and equipment	56,137	52,905
Equipment leased to third parties under operating leases	33,830	31,294
Leasehold improvements	65,245	59,223
Computer and software	81,775	69,648

Total property, plant and equipment, gross	259,462	234,342
Less accumulated depreciation and amortization	154,690	131,038

Total property, plant and equipment, net	104,772	103,304

INTANGIBLE ASSETS
Goodwill	609,484	590,699
Patents and other intangible assets, less accumulated amortization of $15,160 and $10,400 in 2011 and 2010, respectively	54,894	56,379

Total intangible assets, net	664,378	647,078

OTHER ASSETS
Debt issuance costs, net	17,485	16,589
Other assets	8,394	6,016

Total other assets	25,879	22,605

TOTAL ASSETS	$1,128,500	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$8,065	$7,006
Accounts payable	26,561	29,243
Accrued expenses	18,247	20,796
Accrued interest payable	3,040	2,522
Accrued compensation related costs	35,829	43,126

Total current liabilities	91,742	102,693

LONG-TERM LIABILITIES
Long-term debt, less current portion	499,968	501,678
Deferred income taxes	74,309	64,447
Other liabilities	32,818	28,234

Total liabilities	698,837	697,052

COMMITMENTS AND CONTINGENCIES (Note H)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 35,127,230 shares and 34,352,163 shares issued and outstanding in 2011 and 2010, respectively	351	344
Additional paid-in capital	268,535	257,419
Accumulated other comprehensive loss	(1,185)	(279)
Retained earnings	162,618	107,599

	430,319	365,083
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	429,663	364,427

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,128,500	$1,061,479

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31,

(Dollars in thousands, except share and per share amounts)

	2011	2010	2009
Net sales	$918,539	$817,379	$760,070
Cost of goods sold—materials	267,677	247,565	228,295
Personnel costs	322,765	284,095	264,581
Other operating expenses	178,335	163,673	160,355
Relocation expenses	1,185	16,444	—
Acquisition expenses	781	5,414	—
Depreciation and amortization	30,969	18,809	16,319

Income from operations	116,827	81,379	90,520
Interest expense	31,821	30,340	30,693
Extinguishment of debt	—	13,985	—
Loss (gain) from interest rate swap	—	1,610	(167)

Income before taxes	85,006	35,444	59,994
Provision for income taxes	29,987	14,009	23,901

Net income	$55,019	$21,435	$36,093

Basic Per Common Share Data
Net income	$1.64	$0.66	$1.15

Shares used to compute basic per common share amounts	33,544,813	32,238,401	31,383,895

Diluted Per Common Share Data
Net income	$1.61	$0.65	$1.13

Shares used to compute diluted per common share amounts	34,220,256	32,888,305	32,068,325

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

For the Three Years Ended December 31, 2011

(In thousands)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2008	32,513	$325	$221,623	$(4,497)	$50,071	$(656)	$266,866
Comprehensive income
Net income	—	—	—	—	36,093	—	36,093
Other comprehensive income
Interest rate swaps:
Unrealized gain on interest rate swaps, net of taxes of $687	—	—	—	1,031	—	—	1,031
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $320	—	—	—	480	—	—	480
Unrealized loss on auction rate securities, net of taxes of $47	—	—	—	(70)	—	—	(70)

Total comprehensive income	—	—	—	1,441	36,093	—	37,534
Issuance of Common Stock in connection with the exercise of stock options	345	3	2,753	—	—	—	2,756
Forfeiture of restricted stock	(17)	—	—	—	—	—
Issuance of restricted stock	151	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	7,430	—	—	—	7,430
Tax benefit associated with vesting of restricted stock	—	—	1,307	—	—	—	1,307

Balance, December 31, 2009	32,992	330	233,111	(3,056)	86,164	(656)	315,893
Comprehensive income
Net income	—	—	—	—	21,435	—	21,435
Other comprehensive income
Interest rate swaps:
Unrealized gain on interest rate swaps, net of taxes of $1,912	—	—	—	2,868	—	—	2,868
Auction rate securities:
Reclassification of net losses on auction rate securities from OCI to net income, net of taxes of $125	—	—	—	188	—	—	188
Unrealized loss on Retirement Plan				(456)			(456)
Tax benefit on unrealized loss on Retirement Plan	—	—	—	177	—	—	177

Total comprehensive income	—	—	—	2,777	21,435	—	24,212
Issuance of Common Stock in connection with the exercise of stock options	374	4	5,023	—	—	—	5,027
Proceeds from sale of stock	488	5	7,351	—	—	—	7,356
Forfeiture of restricted stock	(33)	—	—	—	—	—	—
Issuance of restricted stock	531	5	(5)	—	—	—	—
Stock-based compensation expense	—	—	9,597	—	—	—	9,597
Tax benefit associated with vesting of restricted stock	—	—	2,342	—	—	—	2,342

Balance, December 31, 2010	34,352	344	257,419	(279)	107,599	(656)	364,427
Comprehensive income
Net income	—	—	—	—	55,019	—	55,019
Other comprehensive income
Unrealized loss on Retirement Plan				(1,452)			(1,452)
Tax benefit on unrealized loss on Retirement Plan	—	—	—	546	—	—	546

Total comprehensive income	—	—	—	(906)	55,019	—	54,113
Issuance of Common Stock in connection with the exercise of stock options	417	4	2,676	—	—	—	2,680
Forfeiture of restricted stock	(63)	(1)	1	—	—	—	—
Issuance of restricted stock	548	5	(5)	—	—	—	—
Purchase and retirement of treasury stock	(127)	(1)	(2,106)	—	—	—	(2,107)
Stock-based compensation expense	—	—	8,088	—	—	—	8,088
Tax benefit associated with vesting of restricted stock	—	—	2,462	—	—	—	2,462

Balance, December 31, 2011	35,127	$351	$268,535	$(1,185)	$162,618	$(656)	$429,663

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$55,019	$21,435	$36,093
Adjustments to reconcile net income to net cash provided by operating activities:
Extinguishment of debt	—	13,985	—
Loss (gain) on interest rate swap and disposal of auction rate securities	—	1,798	(167)
Loss on disposals of assets	7	828	506
Reduction of seller notes and earnouts	(541)	—	—
Provision for bad debt	24,837	20,276	16,128
Provision for deferred income taxes	8,439	752	1,074
Depreciation and amortization	30,969	18,809	16,319
Amortization of debt issuance costs	3,334	1,893	1,822
Compensation expense on stock options and restricted stock	8,088	9,596	7,430
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(42,024)	(31,041)	(20,069)
Inventories	(14,944)	(5,431)	(4,424)
Prepaid expenses, other current assets, and income taxes	796	(9,590)	(336)
Accounts payable	(5,902)	(190)	3,287
Accrued expenses, accrued interest payable	(1,094)	5,669	5,893
Accrued compensation related costs	(7,404)	5,599	3,365
Other	2,224	(188)	4,903

Net cash provided by operating activities	61,804	54,200	71,824

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(25,300)	(30,593)	(21,270)
Purchase of equipment leased to third parties under operating leases	(2,824)	—	—
Acquisitions and contingent considerations (net of cash acquired)	(14,842)	(162,250)	(11,511)
Proceeds from sale of marketable securities	—	6,495	—
Purchase of company-owned life insurance investment	(4,000)	—	(2,000)
Proceeds from sale of property, plant and equipment	96	373	629

Net cash used in investing activities	(46,870)	(185,975)	(34,152)

Cash flows from financing activities:
Borrowings under revolving credit agreement	10,000	—	—
Repayments under revolving credit agreement	(10,000)	—	(15,253)
Repayment of term loan	(3,000)	(221,956)	(1,109)
Scheduled repayment of seller's notes	(4,151)	(3,810)	(2,828)
Repayment of senior notes due 2014	—	(184,831)	—
Proceeds on senior notes due 2018	—	200,000	—
Proceeds on term loan	—	300,000	—
Deferred financing costs	(4,230)	(16,976)	—
Proceeds from line of credit	—	—	3,600
Repayment of line of credit	—	(3,628)	—
Excess tax benefit from stock-based compensation	2,462	2,342	1,307
Proceeds from issuance of Common Stock	2,680	12,384	2,756
Purchase and retirement of treasury stock	(2,107)	—	—

Net cash (used in) provided by financing activities	(8,346)	83,525	(11,527)
Increase (decrease) in cash and cash equivalents	6,588	(48,250)	26,145
Cash and cash equivalents, at beginning of year	36,308	84,558	58,413

Cash and cash equivalents, at end of year	$42,896	$36,308	$84,558

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—THE COMPANY

        The goal of Hanger Orthopedic Group, Inc. (the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. The Company provides orthotic and prosthetic ("O&P") patient-care services, distributes O&P devices and components, manages O&P networks, and provides therapeutic solutions to the broader post acute market. The Company is the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and, through its distribution subsidiary, Southern Prosthetic Supply ("SPS"), the largest dedicated distributor of O&P products in the United States. The Company operates in excess of 700 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products the Company, through its subsidiary, Linkia LLC ("Linkia"), manages an O&P provider network and develops programs to manage all aspects of O&P patient-care for insurance companies. The Company provides therapeutic solutions through its subsidiaries Innovative Neurotronics and Accelerated Care Plus Corp. Innovative Neurotronics ("IN, Inc.") introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. Accelerated Care Plus Corp. ("ACP") is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,000 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Revision of Previously Reported Statement of Cash Flow Information

        During the second quarter of 2011, the Company identified a misclassification within the consolidated statements of cash flows, resulting in the overstatement of the net cash provided by operating activities in prior periods. The offsetting understatement was to net cash provided by financing activities. The misclassification had no impact on total reported decrease in cash and cash equivalents for any period, and therefore had no impact on operating or net income. The Company assessed the materiality of this item on previously reported periods and concluded the misclassification was not material. Accordingly, the periods ended December 31, 2010 and 2009 have been revised and in future filings, any comparative period presentations will be revised when those periods are presented.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The impact of the reclassification on the statement of cash flows for the years ended December 31, 2010 and 2009 is shown in the table below:

(in thousands)	As Previously Reported	Adjustment	As Revised
December 31, 2009
Net cash provided by operating activities	$73,131	(1,307)	$71,824
Net cash used in financing activities	$(12,834)	1,307	$(11,527)
December 31, 2010
Net cash provided by operating activities	$56,542	(2,342)	$54,200
Net cash provided by financing activities	$81,183	2,342	$83,525

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

Credit Risk

        The Company primarily provides O&P devices and services and products throughout the United States of America and is reimbursed by the patients' third-party insurers, governmentally funded health insurance programs, and in the case of its Distribution segment from independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing faculties in the United States primarily though operating leases. The Company performs ongoing credit evaluations of its customers. Accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon their financial stability which could be affected by future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

Inventories

        Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market using the first-in, first-out method. For its Patient-Care Services segment, the Company calculates cost of goods sold—materials in accordance with the gross profit method for all reporting periods. The Company bases the estimates used in applying the gross profit method on the actual results of the most recently completed fiscal year and other factors, such as a change in the sales mix or changes in the trend of purchases. Cost of goods sold—materials during the interim periods are reconciled and adjusted when the annual physical inventory is taken. The Company

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

treats these adjustments as changes in accounting estimates. The Company recorded an increase of $2.3 million in inventory in conjunction with the physical inventory during 2011, a decrease to inventory of $1.0 million in 2010 and an increase of $2.1 million in 2009.

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

        The following is a listing of the Company's assets measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011 and 2010, respectively:

	2011				2010
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current Assets
Marketable Securities	$—	$—	$—	$—	$17,014	$—	$—	$17,014

Balance as of December 31,	$—	$—	$—	$—	$17,014	$—	$—	$17,014

        During the year ended December 31, 2010, assets and liabilities that were measured at fair value using level 3 inputs had the following activity:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Rights	Total
For the year ended December 31, 2010
Balance as of December 31, 2009	$6,047	$315	$6,362
Total unrealized losses
Included in earnings	(160)	4	(156)
Included in other comprehensive income	313	—	313
Settlements	(6,200)	(319)	(6,519)

Balance as of December 31, 2010	$—	$—	$—

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the year ended December 31, 2011, the Company had no assets or liabilities that were measured at fair value using Level 3 inputs.

Investments

        Prior to December 2010, the Company's trading securities consisted of auction rate securities accounted for in accordance with authoritative guidance for investments in debt and equity securities. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Securities purchased to be held for indeterminate periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets. The Company's management continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

        Prior to December 2010, the Company's investments consisted of two auction rate securities ("ARS") totaling $7.5 million of par value; $5.0 million was collateralized by Indiana Secondary Market Municipal Bond—1998 ("Indiana ARS"), and $2.5 million was collateralized by Primus Financial Products Subordinated Deferrable Interest Notes ("Primus ARS"). ARS are securities that are structured with short-term interest rate reset dates which generally occur every 28 days and are linked to LIBOR. At the reset date, investors can attempt to sell via auction or continue to hold the securities at par. The Company's ARS were sold during 2010.

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

        As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, the Company recorded an unrealized loss of $0.1 million for the year ended December 31, 2009 related to the Primus ARS. This loss was reflected in accumulated other comprehensive loss on the consolidated balance sheets. The unrealized loss recognized during the year ended December 31, 2009 represented the change in fair value of the auction rate securities. During 2009, an other-than-temporary impairment ("OTTI") credit loss of $0.8 million was identified and recognized during the year ended December 31, 2009. This credit loss reduced the amortized cost basis on the Primus ARS to $1.7 million as of December 31, 2009.

        In May 2010, the Company sold its investment in the Primus ARS for $1.5 million.

        On July 1, 2010, the Company exercised its right to put the Indiana ARS back to UBS at par value of $5.0 million. The $5.0 million proceeds were received on July 1, 2010. As part of the settlement, the Company closed out a $3.6 million line of credit with UBS that the Company obtained as part of the buyback agreement originally executed in November 2008, with net cash proceeds of approximately $1.4 million.

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

Fair Value of Financial Instruments

        The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of the Company's long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Senior Notes, at December 31, 2011 was $203.0 million as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on quoted market prices at December 31, 2011.

Revenue Recognition

        Revenues in the Company's patient-care centers are derived from the sale of O&P devices and the maintenance and repair of existing devices and are recorded net of all contractual adjustments and discounts. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. Revenues on the sale of O&P devices to customers by the

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Distribution segment are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues in the Therapeutic Solutions segment are primarily derived from leasing rehabilitation technology combined with clinical therapy programs and education and training. The revenue is recorded on a monthly basis according to terms of the contracts with our customers.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation and amortization, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Income Statements. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Asset class	Estimated life (in years)
Furniture and fixtures	5
Machinery and equipment	5
Computers and software	5
Buildings	10 - 40
Assets under capital leases	Shorter of 10 or lease term
Leasehold improvements	Shorter of 10 or lease term
Equipment leased to third parties under operating leases	Up to 10

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table outlines the investment in equipment leased to third parties under operating leases:

(In thousands)
Program equipment	$33,830
Less: Accumulated depreciation	$(4,682)

Net book value at December 31, 2011	$29,148

        Depreciation expense related to property, plant and equipment was approximately $26.2 million, $17.3 million, and $15.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Repairs and Maintenance

        Repair and maintenance costs are expensed as incurred. During the years ended December 31, 2011, 2010, and 2009, the Company incurred $1.6 million, $1.5 million, and $1.3 million, respectively, in repair and maintenance costs.

Goodwill and Other Intangible Assets

        The authoritative guidance for Accounting for Goodwill and Other Intangible Assets requires that purchased goodwill and certain indefinite-lived intangibles not be amortized, but instead be tested for impairment at least annually or wherever facts or circumstances indicate potential impairment (the Company has selected October 1 as its annual test date). The Company evaluated its intangible assets, other than goodwill and the trade name, and determined that all such assets have determinable lives. Refer to Note D for further discussion.

        Non-compete agreements are recorded based on agreements entered into by the Company and are amortized, using the straight-line method, over their estimated term ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that may warrant

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

revised estimates of useful lives or that indicate that impairment had occurred. The activity related to intangible assets for the two years ended December 31, 2011 and 2010 is as follows:

	Patient-Care Centers			Distribution			Therapeutic Solutions
(In thousands)	Patents and other intangibles	Accumulated amortization	Net	Patents and other intangibles	Accumulated amortization	Net	Patents and other intangibles	Accumulated amortization	Net	Total
Balance at December 31, 2009	$14,025	$8,554	$5,471	$2,604	$640	$1,964	$200	$119	$81	$7,516
Additions	2,315	—	2,315	—	—	—	48,100	—	48,100	50,415
Write-offs and other adjustments	(467)	(467)	—	—	—	—	—	—	—	—
Amortization expense	—	986	(986)	—	256	(256)	—	310	(310)	(1,552)

Balance at December 31, 2010	15,873	9,073	6,800	2,604	896	1,708	48,300	429	47,871	56,379
Additions	3,128	—	3,128	—	—	—	—	—	—	3,128
Write-offs and other adjustments	(1)	—	(1)	—	—	—	149	—	149	148
Amortization expense	—	995	(995)	—	257	(257)	—	3,509	(3,509)	(4,761)

Balance at December 31, 2011	$19,000	$10,068	$8,932	$2,604	$1,153	$1,451	$48,449	$3,938	$44,511	$54,894

        Amortization expense related to definite-lived intangible assets for the years ended December 31, 2011, 2010, and 2009, was $4.8 million, $1.6 million, and $1.3 million, respectively. Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31 and thereafter:

(In thousands)
2012	$4,830
2013	4,821
2014	4,804
2015	4,748
2016	4,107
Thereafter	31,584

$54,894

Debt Issuance Costs

        Debt issuance costs incurred in connection with the Company's long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Income Statements.

Long-Lived Asset Impairment

        The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset of the operating unit is considered impaired when the undiscounted

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

cash flow value is less than the reporting unit's carrying value. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There are no long-lived asset impairments or indicators of impairment for the years ended December 31, 2011 or 2010.

Supplemental Executive Retirement Plan

        Expense and liability balances associated with the Company's Supplemental Executive Retirement Plan are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Refer to Note K for further discussion.

Marketing

        Marketing costs, including advertising, are expensed as incurred. The Company incurred $3.9 million, $4.3 million, and $3.5 million in marketing costs during the years ended December 31, 2011, 2010, and 2009, respectively.

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

Stock-Based Compensation

        The Company issues options and restricted shares of common stock under one active share-based compensation plan. At December 31, 2011, 2.5 million shares of common stock were authorized for issuance under the Company's share-based compensation plan. Shares of common stock issued under the share-based compensation plan are issued from the Company's authorized, but unissued shares. Stock option and restricted share awards are granted at the fair market value of the Company's common stock on the date immediately preceding the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the compensation plan, ranging from one to four years.

        The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all share-based payments at fair value.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Compensation expense for all awards granted after the adoption of the authoritative guidance is calculated according to the provisions of such guidance. For the years ended December 31, 2011, 2010, and 2009, the Company recognized $8.1 million, $7.5 million, and $7.4 million, respectively, in compensation expense.

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

New Accounting Guidance

        In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends ASC 820, "Fair Value Measurement." The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company's year ended December 31, 2012. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220)," which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, The FASB issued an amendment to ASU 2011-05 which deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The deferral date is undetermined at this time. All other requirements of ASU 2011-05 are not affected by this update. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The provisions are effective for the Company's year ended December 31, 2012. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

        In July 2011, the FASB issued "Presentation and Disclosures of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities." The objective of this update is to provide financial statement users with greater transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. This update

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

provides information to assist financial statement users in assessing an entity's sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient's ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The amendments in this update require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance provided in ASU No. 2011-07 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively, except for the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on the statement of operations. The provisions are effective for the Company's year ended December 31, 2012. The Company is currently evaluating the requirements of this update and has not yet determined the impact on its consolidated financial statements.

NOTE C—SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

        The supplemental disclosure requirements for the statements of cash flows are as follows:

(In thousands)	2011	2010	2009
Cash paid during the period for:
Interest	$27,799	$27,758	$29,497
Income taxes	17,152	14,120	18,096
Non-cash financing and investing activities:
Purchase of property, plant, and equipment in accounts payable	$810	$2,660	$7,468
Unrealized loss on SERP (net of tax)	906	278	—
Unrealized gain (loss) on auction rate securities	—	—	410
Unrealized gain (loss) on interest rate swaps	—	1,514	1,031
Earnouts payable on acquisitions	4,098	2,182	2,658
Issuance of notes in connection with acquisitions	6,700	2,950	3,741
Issuance of restricted shares of common stock	12,754	9,325	2,058

NOTE D—GOODWILL

        The Company completed its annual goodwill impairment analysis in October 2011 and 2010, which did not result in an impairment as the fair value of the reporting units is substantially in excess of their carrying value. In completing the analysis, the Company determined that it had three reporting units with goodwill to be evaluated, which were the same as its reportable segments: (i) Patient-Care Services and (ii) Distribution and (iii) Therapeutic Solutions. The fair value of the Company's reporting units

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—GOODWILL (Continued)

was primarily determined based on the income approach and considered the market and cost approach. On December 1, 2010, the Company acquired Accelerated Care Plus Corp. ("ACP"). This transaction resulted in $96.9 million in goodwill, none of which is amortizable for tax purposes.

        The activity related to goodwill for the two years ended December 31, is as follows:

	Patient-Care Centers			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2009	$491,842	$(45,808)	$446,034	$38,388	$—	$484,422
Additions due to acquisitions	9,221	—	9,221	—	96,079	105,300
Contingent consideration	977	—	977	—	—	977

Balance at December 31, 2010	502,040	(45,808)	456,232	38,388	96,079	590,699
Additions due to acquisitions	17,192	—	17,192	—	851	18,043
Contingent consideration	742	—	742	—	—	742

Balance at December 31, 2011	$519,974	$(45,808)	$474,166	$38,388	$96,930	$609,484

NOTE E—INVENTORY

        Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows at December 31:

(In thousands)	2011	2010
Raw materials	$39,121	$36,444
Work in process	45,735	38,499
Finished goods	29,230	23,347

	$114,086	$98,290

NOTE F—ACQUISITIONS

        In 2011 the Company acquired eight O&P companies, operating a total of 21 patient-care centers. The aggregate purchase price for these O&P businesses was $24.9 million. Of this aggregate purchase price, $6.7 million consisted of promissory notes and $4.1 million was made up of contingent consideration payable within the next three years. Contingent consideration is reported as other liabilities on the Company's consolidated balance sheet. The Company recorded approximately $17.2 million of goodwill related to these acquisitions and the expenses incurred to acquire these acquisitions were insignificant and are included in other operating expenses. The results of operations for these acquisitions are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different. Of the $17.2 million of goodwill recorded for the 2011 acquisitions, the Company intends to make an election to treat certain of these acquisitions as an asset acquisition for tax purposes resulting in $14.0 million of this amount being amortizable for tax purposes.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACQUISITIONS (Continued)

        On December 1, 2010, the Company completed the acquisition of ACP for approximately $157.8 million in cash and incurred $5.4 million of costs to complete the transaction. These costs, which are reflected as acquisition expenses on the consolidated financial statements, are comprised of $3.3 million in legal and advisor fees and $2.1 million in stock based compensation related to the sale of stock to executives of ACP. The Company recorded: (i) approximately $96.9 million of goodwill, which is not amortizable for tax purposes; (ii) $48.2 million of intangible assets; (iii) $32.5 million of fixed assets at fair value; (iv) $7.2 million of current assets; (v) $6.4 million of current liabilities; and (vi) $20.4 million of deferred tax liabilities related to the ACP transaction. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, expected revenue and cash flow growth in future years and the ability to provide services to a previously underserved market. The Company identified intangible assets totaling $48.2 million comprised of: (i) $22.3 million of customer relationships with a useful life of 14 years; (ii) $9.1 million related to the trade name which has an indefinite life; (iii) $8.1 million related to proprietary treatment programs with a useful life of 15 years; (iv) $5.4 million of patented technology with a useful life of eight years; and (v) $3.3 million related to other assets with a three to five year useful life. The results of operations for ACP are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different.

        ACP is the nation's leading provider of integrated clinical programs for sub-acute and long-term care rehabilitation providers and having contracts to serve more than 4,000 out of a total market of approximately 15,000 skilled nursing facilities (SNF) nationwide, including 21 of the 25 largest national providers. ACP's unique value proposition is to provide its customers with a full-service "total solutions" approach encompassing proven medical technology, evidence-based clinical programs, and continuous onsite therapist education and training. Their services support increasingly-advanced treatment options for a broader patient population and more medically-complex conditions. The Company financed this transaction through cash on hand and a concurrent refinancing of its senior credit facilities. See Note G for further discussion of refinancing.

        In addition to ACP, the Company acquired five O&P companies in 2010, operating a total of six patient-care centers located in California, New York, Texas, and Utah. The aggregate purchase price for these O&P businesses was $10.6 million. Of this aggregate purchase price, $3.0 million consisted of promissory notes and $2.2 million was made up of contingent considerations payable within the next three years. Contingent consideration is reported as other liabilities on the Company's consolidated balance sheet. The Company recorded approximately $9.2 million of goodwill related to these acquisitions and the expenses incurred to acquire these acquisitions were insignificant and are included in other operating expenses. The results of operations for these acquisitions are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different. The goodwill related to the acquisitions is not amortizable for tax purposes. During 2009, the Company acquired seven orthotic and prosthetic companies and related businesses. The aggregate purchase price for 2009 acquisitions was $16.6 million, consisting of $10.9 million in cash, $3.0 million in promissory notes, and $2.7 million in contingent consideration.

        In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made payments of $0.7 million, $1.3 million, and $1.5 million during the years ended December 31, 2011, 2010, and 2009, respectively. The Company has accounted for changes in the estimates of these amounts as additional purchase price, resulting in an increase in goodwill. In

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACQUISITIONS (Continued)

connection with contingent consideration agreements with acquisitions completed subsequent to adoption of the revised authoritative guidance, the Company made payments of $1.5 million in 2011, $0.4 million in 2010, and none in 2009.

        The Company estimates that it may pay up to $7.2 million related to contingent consideration provisions of acquisitions in future periods.

NOTE G—LONG-TERM DEBT

        Long-term debt as of December 31 was as follows:

(In thousands)	2011	2010
Revolving Credit Facility	$—	$—
Term Loan	297,000	300,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.25%, maturing through November 2018	11,033	8,684

	508,033	508,684
Less current portion	(8,065)	(7,006)

	$499,968	$501,678

Refinancing and Amendment

        During the fourth quarter of 2010, the Company refinanced its senior debt through the issuance of $200.0 million of 7 1/8% Senior Notes due 2018, a new $300.0 million Term Loan Facility which matures in 2016, and the establishment of a $100.0 million Revolving Credit Facility. The Company recorded a $14.0 million charge related to the early extinguishment of the senior debt, comprised primarily of $9.8 million of premiums paid to debt holders and a $4.2 million write-off of debt issuance costs and other fees. The proceeds of the refinancing were used for the following: (i) $184.8 million to retire the outstanding 10 1/4% Senior Notes due 2014 and related premiums and fees; (ii) $220.3 million to retire the outstanding balance under the existing Term Loan Facility; (iii) $16.9 million to pay debt issuance costs; and (iv) $78.2 million to partially fund the purchase price for the acquisition of ACP.

        On March 11, 2011, the Company entered into an amendment to its Credit Agreement dated as of December 1, 2010 (as amended, the "Credit Agreement"). The amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. The Company incurred $4.1 million of fees related to the Amendment which will be amortized into interest expense over the remaining term of the debt.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

Revolving Credit Facility

        The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year's allowance if not expended in the fiscal year for which it is permitted. As of December 31, 2011, the Company was in compliance with these covenants. As of December 31, 2011, the Company had $96.8 million available under that facility. Availability under the Revolving Credit Facility as of December 31, 2011 was net of standby letters of credit of approximately $3.2 million. On April 28, 2011, the Company paid back a $10.0 million draw on the Revolving Credit Facility. As of December 31, 2011, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company's subsidiaries, and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets, and all the assets of the Company's subsidiaries.

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

Term Loan Facility

        The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments commencing March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences and asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. There were no mandatory prepayments required during 2011 and 2010. As of December 31, 2011, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company's subsidiaries, and are secured by a first priority perfected interest in the Company's subsidiaries' shares, all of the Company's assets, and all the assets of the Company's subsidiaries.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

7 1/8% Senior Notes

        The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of the Company's current and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

        On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date with the proceeds of a public offering of its equity securities. On or after November 15, 2014, the Company may redeem all or from time to time a part of the notes upon not less than 30 not more than 60 days' notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

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

Debt Covenants

        The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At December 31, 2011 and 2010, the Company was in compliance with all covenants under these debt agreements.

        Maturities of long-term debt at December 31, 2011 and the years thereafter are as follows:

(In thousands)
2012	$8,065
2013	5,384
2014	4,415
2015	4,222
2016	285,947
Thereafter	200,000

$508,033

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

        The Company's wholly-owned subsidiary, Innovative Neurotronics, Inc. ("IN, Inc."), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide System kits. As of December 31, 2011, IN, Inc. had outstanding purchase commitments of approximately $1.2 million that the Company expects to be fulfilled over the next three months.

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

NOTE I—NET INCOME PER COMMON SHARE

        Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—NET INCOME PER COMMON SHARE (Continued)

common shares. Dilutive potential common shares consist of stock options and restricted shares and are calculated using the treasury stock method.

(In thousands, except share and per share data)	2011	2010	2009
Net income applicable to common stock	$55,019	$21,435	$36,093

Shares of common stock outstanding used to compute basic per common share amounts	33,544,813	32,238,401	31,383,895
Effect of dilutive restricted stock and options	675,443	649,904	684,430

Shares used to compute diluted per common share amounts(1)	34,220,256	32,888,305	32,068,325

Basic income per share applicable to common stock	$1.64	$0.66	$1.15
Diluted income per share applicable to common stock	$1.61	$0.65	$1.13

(1)
For 2009, options to purchase 605,728 shares of comon stock are not included in the computation of diluted income per share as these options are anti-dilutive because the exercise prices of the options were greater than the average market price of the Company's common stock during the year. In 2010 and 2011, no shares were excluded as the exercise prices were less than the average market price.

NOTE J—INCOME TAXES

        Components of income tax expense attributable to continuing operations are as follows:

(In thousands)	2011	2010	2009
Current:
Federal	$19,270	$11,084	$18,470
State	2,278	2,173	4,357

Total Current	21,548	13,257	22,827

Deferred:
Federal	6,242	384	1,073
State	2,197	368	1

Total Deferred	8,439	752	1,074

Provision for income taxes	$29,987	$14,009	$23,901

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

        A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes (net of federal effect)	4.3	5.7	3.7
Domestic manufacturing deduction	(2.0)	(3.0)	(1.6)
Adjustments to uncertain tax positions	—	(2.1)	—
Non-deductible acquisition costs	—	2.3
Other	(2.0)	1.6	2.7

Provision for income taxes	35.3%	39.5%	39.8%

        The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(In thousands)	2011	2010
Deferred tax liabilities:
Goodwill amortization	$58,423	$53,089
Property, plant and equipment	6,011	6,008
Acquired intangibles	18,091	19,292
Debt issuance costs	2,446	—
Tax accounting method changes	2,626	—
Other	1,578	350

	89,175	78,739

Deferred tax assets:
Net operating loss carryforwards	5,499	6,670
Accrued expenses	11,870	10,670
Deferred benefit plan compensation	7,693	6,367
Provision for bad debt allowance	5,756	4,314
Inventory capitalization and reserves	2,247	1,728
Restricted stock	1,947	836
Deferred rent	1,282	1,016
Other	594	977

	36,888	32,578
Valuation allowance	(1,374)	(828)

	35,514	31,750

Net deferred tax liabilities	$53,661	$46,989

        At December 31, 2011 and 2010, the Company had accumulated federal net operating loss carryforwards of $7.1 million and $12.2 million, respectively, and state net operating loss carryforwards of $59.0 million and $44.9 million, respectively. The federal net operating loss carryforwards expire from 2025 through 2029, and the state net operating loss carryforwards for significant taxing jurisdictions expire from 2022 through 2028. Utilization of the acquired carryforwards is subject to

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

limitations due to ownership changes that may delay the utilization of a portion of the acquired carryforwards.

        The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2011 and 2010, the Company recorded a valuation allowance of $1.4 million and $0.8 million, respectively, related to state loss carryforwards, which are expected to expire before utilization, and other deferred tax assets for such states. The increase in the valuation allowance of $0.6 million was recorded as an increase in income tax expense.

        A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In thousands)	2011	2010	2009
Unrecognized tax benefits, at beginning of the year	$420	$1,709	$1,789
Additions for tax positions related to the current year	—	107	—
Decrease related to prior year positions	(190)	(672)	—
Decrease for lapse of applicable statute of limitations	—	(724)	(80)

Unrecognized tax benefits, at end of the year	$230	$420	$1,709

        As of December 31, 2011, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.04 million. At December 31, 2011, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, 2010, and 2009, the amount of accrued interest and penalties was immaterial. The amount of interest and penalties recognized in all periods presented was immaterial.

        The Company is subject to income tax in U.S. federal, state and local jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2008, and with few exceptions, is no longer subject to state and local income tax examinations by tax authorities for years before 2007. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years.

NOTE K—EMPLOYEE BENEFITS

Savings Plan

        The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company recorded matching contributions of $3.9 million, $3.5 million, and $3.2 million, respectively, of contributions under this plan during 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

        Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2011 and has utilized it in establishing the

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—EMPLOYEE BENEFITS (Continued)

benefit obligation liability. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Net periodic benefit expense is actuarially determined.

        The Plan's net benefit cost is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2009	$14,589
Service cost	1,663
Interest cost	802
Actuarial loss	456

Benefit obligation at December 31, 2010	$17,510
Service cost	986
Interest cost	807
Payments	(526)
Actuarial loss	1,453

Benefit obligation at December 31, 2011	$20,230

Unfunded status	$20,230
Unamortized net (gain) loss	—

Net amount recognized	$20,230

Amounts Recognized in the Consolidated Balance Sheet
Current Accrued liabilities	706
Non-Current Accrued liabilities	19,524

Total Accrued liabilities	$20,230

        For the year ended December 31, 2011, accumulated other comprehensive income (loss) balance was $1.2 million which consists of actuarial losses for the years 2011 and 2010 of $1.4 million and $0.5 million, respectively. The company recorded a tax benefit on the unrealized losses for the plan years 2011 and 2010 of $0.5 million and $0.2 million, respectively. There were no other components such as prior service costs or transition obligations relating to Plan costs recorded within accumulated other comprehensive income (loss) during 2010 or 2011.

        The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2011	2010
Discount rate	3.90%	4.75%
Average rate of increase in compensation	3.00%	3.00%

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—EMPLOYEE BENEFITS (Continued)

        At December 31, 2011, the estimated accumulated benefit obligation is $20.2 million. Future payments under the Plan are as follows:

(In thousands)
2012	$706
2013	706
2014	1,593
2015	1,592
2016	1,593
Thereafter	14,040

$20,230

NOTE L—STOCK-BASED COMPENSATION

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

        As of December 31, 2011, of the 2.5 million shares of common stock authorized for issuance under the Company's 2010 Plan, approximately 613,000 shares have been issued. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $14.4 million at December 31, 2011, and is expected to be expensed as compensation expense over approximately four years.

        During 2011, 2010, and 2009, no options were cancelled under the 2002 Plan. There were no 2003 Plan option cancellations during 2011, 2010 and 2009.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

        For the year ended December 31, 2011, 2010, and 2009, the Company has included approximately $8.1 million, $7.5 million, and $7.4 million, respectively, for share-based compensation cost in the accompanying consolidated statements of income for the 2002, 2003, and 2010 Plans. Compensation expense primarily relates to restricted share grants, as the amount of expense related to options is immaterial in all periods presented. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. The Company had no unrecognized expense related to its stock option grants for the periods ended December 31, 2011 and 2010.

Restricted Shares of Common Stock

        A summary of the activity of restricted shares of common stock for the years ended December 31 is as follows:

	Employee Awards		Director Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,557,040	$11.47	139,920	$11.23
Granted	40,778	16.07	70,696	14.06
Vested	(587,657)	10.42	(81,493)	10.55
Forfeited	(23,700)	11.05	—	—

Nonvested at December 31, 2009	986,461	$12.29	129,123	$13.21
Granted	454,950	18.45	75,710	18.48
Vested	(585,228)	11.36	(71,079)	12.86
Forfeited	(48,112)	13.99	—	—

Nonvested at December 31, 2010	808,071	$16.33	133,754	$16.38
Granted	487,620	25.25	59,698	25.72
Vested	(374,067)	14.61	(62,533)	15.46
Forfeited	(28,101)	19.17	(15,001)	20.80

Nonvested at December 31, 2011	893,523	$21.84	115,918	$21.12

        During the years ended December 31, 2011 and 2010, 436,601 and 656,307 restricted shares of common stock with an intrinsic value of $6.4 million and $7.6 million, respectively, became fully vested. As of December 31, 2011, total unrecognized compensation cost related to restricted shares of common stock was approximately $14.4 million and the related weighted-average period over which it is expected to be recognized is approximately two years. The aggregate granted shares have vesting dates through December 2015. The 2011 and 2010 grants totaled $13.3 million and $9.7 million, respectively, at the dates of grant, and are amortized to expense ratably over the vesting period of granted shares.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

Options

        The summary of option activity and weighted average exercise prices are as follows:

	Employee Awards		Director Awards		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,093,950	$12.01	135,464	$10.33	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(20,658)	5.48	(5,000)	14.00	—	—
Exercised	(308,960)	8.16	(35,000)	6.68	—	—

Outstanding at December 31, 2009	764,332	$13.74	95,464	$11.46	406,000	$5.95
Granted	—	—	—	—	—	—
Terminated	(1,500)	4.63	—	—	—	—
Exercised	(328,332)	14.16	(15,373)	13.82	(30,000)	5.50

Outstanding at December 31, 2010	434,500	$13.45	80,091	$11.08	376,000	$5.98
Granted	—	—	—	—	—	—
Terminated	—	—	(10,373)	10.79	—	—
Exercised	—	—	(41,459)	10.38	(376,000)	5.98

Outstanding at December 31, 2011	434,500	$13.45	28,259	$11.99	—	$—

Aggregate intrinsic value at December 31, 2011	$5,843,450		$339,843		$—
Weighted average remaining contractual term (years)	1.7		2.4		—

        The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $2.7 million and $5.0 million, respectively. Options exercisable under the Company's share-based compensation plans at December 31, 2011 and 2010 were 0.5 million and 0.9 million shares, respectively, with a weighted average exercise price of $13.36 and $10.08, respectively, an average remaining contractual term of 1.7 and 2.0 years, respectively, and an aggregate intrinsic value of $6.2 million and $9.0 million as of December 31, 2011 and 2010. Cash received by the Company related to the exercise of options during the years ended December 31, 2011 and 2010 amounted to $2.7 million and $5.0 million. As of December 31, 2011 and 2010, there is no unrecognized compensation cost related to stock option awards.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

        The summary of the options vested and exercisable is as follows:

	Employee Plans	Director Plans	Non-Qualified Awards
December 31,
2011	434,500	28,259	—
2010	434,500	80,091	376,000
2009	764,332	95,464	406,000

        Information concerning outstanding and exercisable options as of December 31, 2011 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number of Options or Awards	Remaining Life (Years)	Exercise Price
$ 5.09 to $12.00	113,482	3.0	8.02
12.01 to 16.75	349,277	1.3	15.10

	462,759	1.7	$13.36

NOTE M—LEASES

Operating Leases

        The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. The Company recognizes rent expense on a straight-line basis for leases with escalation clauses. Certain of these leases also contain renewal options. Renewal periods vary according to lease agreements. Rent expense was approximately $41.4 million, $40.4 million, and $39.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Sublease rental income of $0.6 million, $0.1 million, and $0.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively, was netted against rent expense. The Company estimates it will receive approximately $3.4 million of sublease rent income in the future.

        Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2011 are as follows:

(In thousands)
2012	$41,909
2013	33,332
2014	26,741
2015	17,713
2016	12,211
Thereafter	30,592

$162,498

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—RELATED PARTY TRANSACTIONS

        The firm of Foley & Lardner LLP serves as the Company's outside general counsel. The Company's Chairman is the brother-in-law of the partner in charge of the relationship. Total fees paid by the Company to Foley & Lardner LLP were $2.6 million, $3.3 million, and $2.7 million, for the years ended 2011, 2010 and 2009, respectively.

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

        The reportable segments are: (i) Patient-Care Services (ii) Distribution, and (iii) Therapeutic solutions. The reportable segments are described further below:

        Patient-Care Services—This segment consists of the Company's owned and operated patient-care centers and fabrication centers of O&P components. The patient-care centers provide services to design and fit O&P devices to patients. These centers also instruct patients in the use, care and maintenance of the devices. Fabrication centers are involved in the fabrication of O&P components for both the O&P industry and the Company's own patient-care centers. The principal reimbursement sources for the Company's services are:

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

  •
  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

  •
  U.S. Department of Veterans Affairs.

        The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.0%, 40.4%, and 40.5% of the Company's net sales in 2011, 2010, and 2009, respectively.

        Distribution—This segment distributes O&P products and components to both the O&P industry and the Company's own patient-care practices.

        Therapeutic Solutions—This segment consists of the leasing of rehabilitation equipment from, and the provision of clinical program by, ACP as well the operations of IN, Inc. ACP is a developer of specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation. IN, Inc. specializes in bringing emerging MyoOrthotics Technologies® to the O&P

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—SEGMENT AND RELATED INFORMATION (Continued)

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

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
2011
Net sales
Customers	$753,409	$100,456	$64,014	$660	$—	$918,539
Intersegments	15,853	174,431	3,520	—	(193,804)	—
Depreciation and amortization	12,502	1,088	10,424	7,068	(113)	30,969
Income from operations	139,790	28,293	3,703	(54,654)	(305)	116,827
Interest (income) expense	28,440	3,356	5,761	(5,736)	—	31,821
Income (loss) before taxes	111,350	24,937	(2,058)	(48,918)	(305)	85,006
Total assets	1,279,481	170,077	135,781	(456,839)	—	1,128,500
Capital expenditures	11,886	1,318	3,667	11,253	—	28,124
2010
Net sales
Customers	$714,665	$95,544	$6,622	$548	$—	$817,379
Intersegments	—	168,823	3,839	—	(172,662)	—
Depreciation and amortization	11,211	1,004	1,293	5,414	(113)	18,809
Income from operations	131,430	30,395	(5,402)	(75,023)	(21)	81,379
Interest (income) expense	28,410	3,397	480	(1,947)	—	30,340
Income (loss) before taxes	103,020	26,998	(5,882)	(88,671)	(21)	35,444
Total assets	1,054,270	146,166	142,970	(281,927)	—	1,061,479
Capital expenditures	17,599	1,112	2,056	9,826	—	30,593
2009
Net sales
Customers	$670,458	$88,043	$1,122	$447	$—	$760,070
Intersegments	—	155,017	2,782	—	(157,799)	—
Depreciation and amortization	10,288	893	349	4,902	(113)	16,319
Income from operations	125,185	25,634	(5,762)	(54,705)	168	90,520
Interest (income) expense	28,470	3,443	—	(1,220)	—	30,693
Income (loss) before taxes	96,715	22,191	(5,762)	(53,318)	168	59,994
Total assets	821,988	119,989	(16,902)	(50,039)	—	875,036
Capital expenditures	14,704	794	904	4,868	—	21,270

        The Company's foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2011, 2010, or 2009.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—CORPORATE OFFICE RELOCATION

        The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas in 2010. In conjunction with the move, the Company incurred employee separation costs, other relocation costs, and lease termination costs. Employee separation costs are expensed pro-ratably over the requisite service period. The Company incurred $1.2 million of additional costs in 2011 as the final employee moves are completed. As of August 31, 2010 the Company abandoned its lease premises in Bethesda, Maryland and recorded a lease termination liability of $3.1 million as of December 31, 2011, net of anticipated sub-lease recoveries. The lease termination liability will be paid out over the remaining term of the lease which expires on September 30, 2014.

        The following is a summary of the costs of the relocation incurred and to be paid in future periods:

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2009	$—	$—	$—	$—
Expenses incurred	4,350	6,246	5,848	16,444
Amounts paid	(2,455)	(6,246)	(642)	(9,343)

Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	(158)	1,211	132	1,185
Amounts paid	(1,511)	(1,211)	(2,253)	(4,975)

Balance as of December 31, 2011	$226	$—	$3,085	$3,311

HANGER ORTHOPEDIC GROUP, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2011	Allowance for doubtful accounts	$16,686	$22,101	$16,759	$22,028
2010	Allowance for doubtful accounts	$10,526	$20,276	$14,116	$16,686
2009	Allowance for doubtful accounts	$6,099	$16,128	$11,701	$10,526

Year	Classification	Balance at beginning of year	Generated	Utilized/ Released	Balance at end of year
(In thousands)
2011	Deferred tax asset valuation allowance	$828	$547	$1	$1,374
2010	Deferred tax asset valuation allowance	$11,359	$23	$10,554	$828
2009	Deferred tax asset valuation allowance	$11,278	$386	$305	$11,359

S-1

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated October 18, 2010, by and among Hanger Orthopedic Group, Inc., Speed Acquisition Vehicle, Inc., ComVest ACPC Holdings, LLC and John B. Beach. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 18, 2010).
3.1
Amended and Restated Certificate of Incorporation of Hanger Orthopedic Group, Inc. dated as of May 13, 2011 (Incorporated herein by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
3.2	Amended and Restated By-Laws of the Registrant adopted on February 2, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2012).
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
4.3
First Supplemental Indenture, dated December 13, 2010, by and among the Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
4.4
Second Supplemental Indenture, dated February 15, 2011, by and among the Hanger Orthopedic Group, Inc., Accelerated Care Plus Corp., ACP Medical Supply Corporation, Liberty Health Services, LLC and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
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
10.4
Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2011 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).*

Exhibit No.	Document
10.5	Amended and Restated Preferred Stock Purchase Agreement, dated as of May 25, 2006, by and among the Registrant, Ares Corporate Opportunities Fund, L.P. and the Initial Purchasers identified therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
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
10.9
Guarantee and Collateral Agreement, dated as of December 1, 2010, made by the Registrant, as Borrower, and certain of its subsidiaries, in favor of Bank of America, N/A., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.10
Amendment No. 1, dated as of March 11, 2011, to the Credit Agreement, dated as of December 1, 2010, among the Company and the lenders and gents party hereto. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 11, 2011).
10.11
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between George E. McHenry and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.12
Fifth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Thomas F. Kirk and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.13
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Richmond L. Taylor and the Company. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.14	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.15	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.16	Form of Restricted Stock Agreement for Executives (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.17	Form of Restricted Stock Agreement for Employees Executives (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.18
Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

Exhibit No.	Document
10.19	Form of Executive Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.20	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
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
10.22
Amended and Restated Employment Agreement, as of January 1, 2012 by and between Vinit Asar and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.23	Employment Agreement, as of January 1, 2012 by and between Thomas Hofmeister and the Company. (Filed herewith).
21	List of Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101
The following financial information from the Company's Anual Report on Form 10-K, for the period ended December 31, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

*
Management contract or compensatory plan.