Form 10-Q
period 2012-03-31
HANGER ORTHOPEDIC GROUP INC
filed 2012-05-04
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012 34,117,244 shares of common stock, $.01 par value per share, were outstanding.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,248	$42,896
Restricted cash	3,120	—
Accounts receivable, less allowance for doubtful accounts of $22,022 and $22,028 in 2012 and 2011, respectively	133,308	138,826
Inventories	120,485	114,086
Prepaid expenses, other assets, and income taxes receivable	20,106	17,015
Deferred income taxes	20,652	20,648
Total current assets	329,919	333,471

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	7,294	4,400
Furniture and fixtures	17,464	17,281
Machinery and equipment	57,314	56,137
Equipment leased to third parties under operating leases	34,186	33,830
Leasehold improvements	66,410	65,245
Computer and software	84,216	81,775
Total property, plant and equipment, gross	267,678	259,462
Less accumulated depreciation	161,538	154,690
Total property, plant and equipment, net	106,140	104,772

INTANGIBLE ASSETS
Goodwill	611,147	609,484
Patents and other intangible assets, net	53,958	54,894
Total intangible assets, net	665,105	664,378

OTHER ASSETS
Debt issuance costs, net	16,622	17,485
Other assets	8,661	8,394
Total other assets	25,283	25,879

TOTAL ASSETS	$1,126,447	$1,128,500

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,927	$8,065
Accounts payable	26,105	26,561
Accrued expenses	19,325	18,247
Accrued interest payable	6,615	3,040
Accrued compensation related costs	19,031	35,829
Total current liabilities	79,003	91,742

LONG-TERM LIABILITIES
Long-term debt, less current portion	498,168	499,968
Deferred income taxes	74,257	74,309
Other liabilities	35,183	32,818
Total liabilities	686,611	698,837

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 35,588,485 and 35,127,230 shares issued and outstanding at 2012 and 2011, respectively	356	351
Additional paid-in capital	271,149	268,535
Accumulated other comprehensive loss	(1,185)	(1,185)
Retained earnings	170,172	162,618
	440,492	430,319
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	439,836	429,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,126,447	$1,128,500

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$218,091	$200,439
Cost of goods sold - materials	64,098	58,108
Personnel costs	83,619	78,889
Other operating expenses	42,133	37,390
Relocation expenses	—	376
Depreciation and amortization	8,285	7,292
Income from operations	19,956	18,384

Interest expense	7,777	8,379
Income before taxes	12,179	10,005

Provision for income taxes	4,624	3,792
Net income	$7,555	$6,213

Other comprehensive income	—	—
Comprehensive income	7,555	6,213

Basic Per Common Share Data
Net income	$0.22	$0.19
Shares used to compute basic per common share amounts	34,036,539	33,360,840

Diluted Per Common Share Data
Net income	$0.22	$0.18
Shares used to compute diluted per common share amounts	34,639,660	34,134,067

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$7,555	$6,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of assets	—	5
Reduction of seller notes and earnouts	(177)	(257)
Provision for bad debts	4,723	4,078
Provision for deferred income taxes	—	(343)
Depreciation and amortization	8,285	7,292
Amortization of debt issuance costs	863	748
Compensation expense on restricted stock	1,971	1,658
Excess tax benefit from stock-based compensation	(209)	(816)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	851	5,483
Inventories	(6,087)	(1,368)
Prepaid expenses, other current assets, and income taxes	(2,234)	(3,010)
Accounts payable	(522)	(6,339)
Accrued expenses and accrued interest payable	3,594	1,670
Accrued compensation related costs	(17,504)	(25,531)
Other	183	(1,794)
Net cash provided by (used in) operating activities	1,292	(12,311)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(4,777)	(5,437)
Purchase of equipment leased to third parties under operating leases	(539)	—
Acquisitions and contingent purchase price (net of cash acquired)	(2,402)	(4,941)
Proceeds from sale of property, plant and equipment	—	3
Restricted cash	(3,120)	—
Net cash used in investing activities	(10,838)	(10,375)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	10,000
Repayment of term loan	(1,450)	(750)
Scheduled repayment of seller’s notes	(488)	(406)
Deferred financing costs	—	(4,189)
Excess tax benefit from stock-based compensation	209	816
Proceeds from issuance of common stock	627	573
Net cash (used in) provided by financing activities	(1,102)	6,044

Decrease in cash and cash equivalents	(10,648)	(16,642)
Cash and cash equivalents, at beginning of period	42,896	36,308
Cash and cash equivalents, at end of period	$32,248	$19,666

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 have been prepared by Hanger Orthopedic Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed by the Company with the SEC.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Revision of Previously Reported Statement of Cash Flow Information

During the second quarter of 2011, the Company identified a misclassification within the consolidated statements of cash flows, resulting in the overstatement of the net cash provided by operating activities in prior periods. The offsetting understatement was to net cash provided by financing activities. The misclassification had no impact on total reported decrease in cash and cash equivalents for any period, and therefore had no impact on operating or net income. The Company assessed the materiality of this item on previously reported periods and concluded the misclassification was not material. Accordingly, the three month period ended March 31, 2011 has been revised.

The impact of the reclassification on the statement of cash flows for the three month period ended March 31, 2011 is shown in the table below:

	As Previously
(in thousands)	Reported	Adjustment	As Revised
Net cash used in operating activities	$(11,495)	(816)	$(12,311)
Net cash (used in) provided by financing activities	$5,228	816	$6,044

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

Restricted Cash

Restricted cash has statutory or contractual restrictions that prevent it from being used in the Company’s operations.  The Company agreed to restrict $3.1 million of cash to eliminate letters of credit obligations used as collateral under the revolving credit facility.

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

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities (level 2). The fair value of the Senior Notes, based on quoted market prices (level 1), as of March 31, 2012 was $210.5 million, as compared to the carrying value of $200.0 million as of that date.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted the amendments of this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220),” which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted the amendments of this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07 “Presentation and Disclosures of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The objective of this update is to provide financial statement users with greater transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity’s sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The amendments in this update require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance provided in ASU No. 2011-07 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company has determined that ASU No. 2011-07 has no impact on its financial statements.

In September 2011, FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment”, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011. This amendment does not impact the quantitative testing methodology, should it be necessary. The Company adopted this standard on January 1, 2012 and the initial adoption of the amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$3,278	$3,789
Income taxes (net of refunds)	1,566	1,030

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	1,028	2,628
Earnouts payable on acquisitions	—	321
Issuance of notes in connection with acquistions	—	693
Issuance of restricted shares of common stock	8,419	11,566

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

The activity related to goodwill for the three months ended March 31, 2012 and 2011 is as follows:

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2011	$519,974	$(45,808)	$474,166	$38,388	$96,930	$609,484
Additions due to acquisitions	1,536	—	1,536	—	—	1,536
Additions due to contingent considerations	127	—	127	—	—	127
Balance at March 31, 2012 (unaudited)	$521,637	$(45,808)	$475,829	$38,388	$96,930	$611,147

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	3,552	—	3,552	—	423	3,975
Additions due to contingent considerations	341	—	341	—	—	341
Balance at March 31, 2011 (unaudited)	$505,933	$(45,808)	$460,125	$38,388	$96,502	$595,015

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	March 31,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Raw materials	$39,488	$39,121
Work-in-process	52,970	45,735
Finished goods	28,027	29,230
	$120,485	$114,086

NOTE F — ACQUISITIONS

During the three months ended March 31, 2012, the Company acquired one O&P company, operating a total of 2 patient-care centers. The aggregate purchase price for this O&P business was $2.0 million paid in cash. The Company recorded approximately $1.3 million of goodwill related to this acquisition, and the expenses incurred related to this acquisition were insignificant and are included in other operating expenses. During the three months ended March 31, 2011, the Company acquired one O&P company, operating a total of one patient care center. The aggregate purchase price for this O&P business was $5.8 million. Of this aggregate purchase price, $0.7 million consisted of promissory notes and $0.6 million is made up of contingent consideration payable within the next two years. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $3.6 million of goodwill related to this acquisition and the expenses incurred related to this acquisition were insignificant and are included in other operating expenses. The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different. The Company intends to make an election to treat this acquisition as an asset acquisition for tax purposes which will result in the goodwill being amortizable for tax purposes.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0.1 million and $0.4 million during the three months ended March 31, 2012 and 2011, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments of $0.4 million in the first three months of 2012 and $0.1 million in the same period 2011. The Company estimates that it may pay up to a total of $6.6 million related to contingent consideration provisions of acquisitions in future periods.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Revolving Credit Facility	$—	$—
Term Loan	295,550	297,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2016	10,545	11,033
	506,095	508,033
Less current portion	(7,927)	(8,065)
	$498,168	$499,968

Amendment to Credit Agreement

On March 11, 2011, the Company entered into an amendment to its Credit Agreement dated as of December 1, 2010 (as amended, the “Credit Agreement”). The amendment (i) reduced the interest rate margin applicable to the Term Loans under the Credit Agreement by 0.75% to 3.0% and (ii) reduced the LIBOR floor applicable to the Term Loans under the Credit Agreement from 1.5% to 1.0%. The

NOTE G — LONG TERM DEBT (CONTINUED)

Company incurred $4.1 million of fees related to this amendment, which will be amortized into interest expense over the remaining term of the debt.

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of March 31, 2012, the Company had $99.5 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility as of March 31, 2012 was net of standby letters of credit of approximately $0.5 million. As of March 31, 2012, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments which commenced March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences,  certain asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. There were no mandatory prepayments required during the first three months of 2012 or 2011. As of March 31, 2012, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of the Company’s current and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date with the proceeds of a public offering of its equity securities. On or after November 15, 2014, the Company may redeem all or from time to time a part of the notes, upon not less than 30 days and not more than 60 days’ notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2012, the Company was in compliance with all covenants under these debt agreements.

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

NOTE I — NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2012	2011
	(Unaudited)	(Unaudited)

Net income	$7,555	$6,213

Shares of common stock outstanding used to compute basic per common share amounts	34,036,539	33,360,840
Effect of dilutive restricted stock and options (1)	603,121	773,227
Shares used to compute dilutive per common share amounts	34,639,660	34,134,067

Basic income per share	$0.22	$0.19
Diluted income per share	$0.22	$0.18

(1) There were no anti-dilutive options for the three months ended March 31, 2012 and 2011.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2012:

Discount rate	3.90%
Average rate of increase in compensation	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the three months ended March 31, 2012 and 2011 is as follows:

(in thousands)
Net benefit cost accrued at December 31, 2011 (unaudited)	$20,230
Service cost	230
Interest cost	190
Payments	(525)
Net benefit cost accrued at March 31, 2012 (unaudited)	$20,125

(in thousands)
Net benefit cost accrued at December 31, 2010 (unaudited)	$17,510
Service cost	247
Interest cost	202
Net benefit cost accrued at March 31, 2011 (unaudited)	$17,959

NOTE K - STOCK-BASED COMPENSATION

The Company utilizes the authoritative guidance using the modified prospective method. Compensation expense for all awards granted is calculated according to the provisions of such guidance.

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

The 2010 Plan provides that 2.5 million shares of Common Stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan; provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options. Of these 2.5 million shares, 2.0 million are shares that are newly authorized for issuance under the 2010 Plan and 0.5 million are unissued shares not subject to awards that have been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan. Unless earlier terminated by the Board of Directors, the 2010 Plan will remain in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company’s stockholders, which is the effective date for the 2010 plan, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

As of March 31, 2012, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1,061,000 shares have been issued. During the first three months of 2012, the Company issued approximately 448,000 shares of restricted stock under the 2010 Plan. The total fair value of these grants is $9.0 million. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $19.1 million as of March 31, 2012 and is expected to be expensed as compensation expense over approximately four years.

During the three months ended March 31, 2012 and 2011, no options were cancelled under either the 2002 Plan or the 2003 Plan.

For the three months ended March 31, 2012 and 2011, the Company has included approximately $2.0 million and $1.7 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted share grants. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. The Company had no unrecognized expense related to its stock option grants for the periods ended March 31, 2012 and 2011.

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

Patient-Care Services—This segment consists of the Company’s owned and operated patient-care centers. The patient-care centers provide services to design and fit O&P devices to patients. These centers

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

also instruct patients in the use, care and maintenance of the devices. The principal reimbursement sources for the Company’s services are:

•                  Commercial and other, which consist of individuals, rehabilitation providers, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs and similar sources;

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

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 41.2% and 40.4%, of the Company’s net sales for the three months ended March 31, 2012 and 2011, respectively.

Distribution—This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices. This segment also includes the Company’s Fabrication centers which are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

Therapeutic Solutions—This segment consists of the leasing of rehabilitation equipment from, and the provision of clinical program by, ACP as well the operations of IN, Inc. ACP is a developer of specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation. IN, Inc. specializes in bringing emerging neuromuscular technologies to the O&P market.

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended March 31, 2012
Net sales
Customers	$176,369	$26,241	$15,333	$148	$—	$218,091
Intersegments	—	47,569	844	—	(48,413)	—
Depreciation and amortization	3,417	324	2,673	1,871	—	8,285
Income (loss) from operations	24,870	8,542	268	(13,447)	(277)	19,956
Interest (income) expense	7,582	832	1,440	(2,077)	—	7,777
Income (loss) before taxes	17,288	7,710	(1,172)	(11,370)	(277)	12,179

Capital Expenditures	2,541	90	624	2,061	—	5,316

Three Months Ended March 31, 2011
Net sales
Customers	$160,551	$23,461	$16,257	$170	$—	$200,439
Intersegments	—	41,627	745	—	(42,372)	—
Depreciation and amortization	2,961	284	2,474	1,573	—	7,292
Income (loss) from operations	22,373	6,887	751	(11,728)	101	18,384
Interest (income) expense	7,116	849	1,440	(1,026)	—	8,379
Income (loss) before taxes	15,257	6,038	(689)	(10,702)	101	10,005

Capital Expenditures	3,082	168	90	2,047	—	5,387

Total Assets
March 31, 2012	1,292,294	178,481	134,733	(479,061)	—	1,126,447
December 31, 2011	1,279,481	170,077	135,781	(456,839)	—	1,128,500

NOTE M — CORPORATE OFFICE RELOCATION

The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas in 2010. As of 1/1/2012 the relocation of the corporate office was complete. The following is a summary of the costs of the relocation incurred and to be paid in future periods:

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2011	$226	$—	$3,085	$3,311
Expenses incurred	—	—	—	—
Amounts paid	(35)	—	(104)	(139)
Balance as of March 31, 2012	$191	$—	$2,981	$3,172

	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	36	340	—	376
Amounts paid	(926)	(340)	(641)	(1,907)
Balance as of March 31, 2011	$1,005	$—	$4,565	$5,570

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of risks and uncertainties. Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Business Overview

General

The goal of Hanger Orthopedic Group, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and, through our distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), the largest dedicated distributor of O&P products in the United States. We operate in excess of 700 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC (“Linkia”), manage an O&P provider network and develop programs to manage all aspects of O&P patient care for insurance companies. We also provide therapeutic solutions through our subsidiaries Innovative Neurotronics (“IN, Inc.”) and Accelerated Care Plus Corp (“ACP”). IN, Inc. introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. ACP is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,200 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

For the three months ended March 31, 2012, our net sales were $218.1 million and we recorded net income of $7.6 million. For the three months ended March 31, 2011, our net sales were $200.4 million and we recorded net income of $6.2 million.

We have three segments—Patient-Care Services, Distribution and Therapeutic Solutions. For the three months ended March 31, 2012, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $176.5 million, $26.3 million and $15.3 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We provide goods and services to the O&P, post-acute, and other rehabilitation markets. We estimate that the O&P patient-care market in the United States is approximately $2.6 billion, of which we account for approximately 29%, and the post-acute rehabilitation and other rehabilitation markets, combined, are approximately $1.3 billion, of which we account for 5%. We commissioned a study in the past which identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

The O&P patient-care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient-care services revenue.

The O&P services industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient-care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services to continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in incidence of disease, and the demands for new and advanced devices.

We estimate the post-acute rehabilitation market to include approximately 15,000 skilled nursing facilities (“SNFs”) and to have a market potential of approximately $200 million. We provide technologically advanced rehabilitation equipment and clinical programs to approximately 31% of the post-acute market. We estimate the broader rehabilitation markets, which include independent rehabilitation providers and providers in other post-acute settings, to be approximately $1.1 billion. We currently provide goods and services to very few customers in this portion of the market, however, we believe this market would benefit from our products and services.

Business Description

Patient-Care Services

As of March 31, 2012, we provided O&P patient-care services through over 700 patient-care centers and over 1,180 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. A clinician manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

The principal reimbursement sources for our services are:

•                  Commercial and other, which consist of individuals, rehabilitation providers, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs and similar sources;

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

We estimate that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 41.2% and 40.4% of our net sales for the three months ended March 31, 2012 and 2011, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Through the normal course of business, we receive patient deposits on devices not yet delivered. At March 31, 2012 and 2011, we held $1.1 million and $1.3 million of deposits, respectively, from our patients.

Provider Network Management

Linkia is the only provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia’s network now includes approximately 1,030 O&P provider locations, including approximately 350 independent providers. As of March 31, 2012, Linkia had 52 contracts with national and regional providers.

Distribution Services

We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 29,000 individual SKUs manufactured by more than 300 different companies. SPS operates distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Therapeutic Solutions

We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. ACP is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. ACP’s unique value proposition is to provide its customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. ACP’s services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. ACP has contracts to serve more than 4,200 skilled nursing facilities nationwide, including 21 of the 25 largest national providers. ACP’s contracts contain negotiated pricing and service levels with terms ranging from one to five years. ACP generally bills its customers monthly and revenue is recognized based upon the contractual terms of the agreements.

IN, Inc. specializes in the product development and commercialization of emerging products in the Orthotic Prosthetic and Rehabilitation markets. Working with inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc. currently has two commercial products: the WalkAide System which benefits patients with a condition referred to as drop foot and the V-Hold which is active vacuum technology used in lower extremity prosthetic devices. The V-Hold is primarily sold through our patient care centers. The WalkAide System is currently reimbursable for Medicare beneficiaries with foot drop due to incomplete spinal cord injuries. IN, Inc. is currently conducting clinical trials in an effort to gain additional coverage for stroke patients with foot drop, which represents the largest potential foot drop patient population. These trials are now fully enrolled with submission of data to CMS anticipated in 2013. In addition to reimbursement with Medicare, IN, Inc. has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide is sold in the United States through our patient-care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through a network of distributors in Europe, the Middle East/Africa, Latin America, Canada, and Asia.

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

The following represents the composition of our accounts receivable balance by type of payor:

March 31, 2012
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care Services
Commercial insurance	$40,808	$10,377	$12,789	$63,974
Private pay	4,453	3,513	9,216	17,182
Medicaid	11,262	3,255	4,411	18,928
Medicare	25,111	3,608	5,275	33,994
VA	1,974	370	263	2,607
Distribution & Therapeutic Solutions Trade accounts receivable	11,688	3,011	3,946	18,645
	$95,296	$24,134	$35,900	$155,330

December 31, 2011
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care Services
Commercial insurance	$50,136	$9,594	$11,759	$71,489
Private pay	3,936	3,791	9,219	16,946
Medicaid	12,018	3,678	4,173	19,869
Medicare	25,438	3,489	4,433	33,360
VA	1,428	373	159	1,960
Distribution & Therapeutic Solutions Trade accounts receivable	11,367	2,663	3,200	17,230
	$104,323	$23,588	$32,943	$160,854

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

New Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company adopted the amendments of this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220),” which changes the presentation of comprehensive income. The amended guidance gives companies the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company adopted the amendments of this ASU effective January 1, 2012, and the initial adoption of the amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07 “Presentation and Disclosures of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The objective of this update is to provide financial statement users with greater transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity’s sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The amendments in this update require certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance provided in ASU No. 2011-07 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. The Company has determined that ASU No. 2011-07 has no impact on its financial statements.

In September 2011, FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment”, which provides entities the option to perform a qualitative assessment in order to determine whether additional quantitative impairment testing is necessary. This amendment is effective for reporting periods beginning after December 15, 2011. This amendment does not impact the quantitative testing methodology, should it be necessary. The Company adopted this standard on January 1, 2012 and the initial adoption of the amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

Guidance and Outlook

The Company expects full year 2012 revenues of between $970 million and $990 million resulting from comparable store sales growth in our Patient Care Services and Distribution segments of 3% to 5%. We expect flat to slightly higher revenues in our Therapeutic Services segment for the year, with sales in the first half of the year down then trending up in the second half as the rate of new contracts accelerates. The Company anticipates diluted earnings per share of between $1.67 and $1.74, which includes approximately $0.05 for one-time training costs related to the implementation of our new patient management system. As in past years, the Company’s goal is to increase operating margins by twenty to forty basis points. The Company anticipates generating cash flow from operations between $70 million and $80 million in 2012 and investing a total of $40 million to $50 million in capital additions. During 2012 the Company will continue its acquisition program with a goal of closing acquisitions that total approximately $20 million in annualized revenues.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Cost of goods sold - materials	29.4	29.0
Personnel costs	38.3	39.4
Other operating expenses	19.3	18.7
Relocation expenses	—	0.2
Depreciation and amortization	3.8	3.6
Income from operations	9.2	9.1
Interest expense	3.6	4.2
Income before taxes	5.6	4.9
Provision for income taxes	2.1	1.9
Net income	3.5%	3.0%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales.  Net sales for the three months ended March 31, 2012 increased $17.7 million, or 8.8%, to $218.1 million from $200.4 million for the three months ended March 31, 2011. The increase was the result of a $11.4 million, or 7.1%, increase in same-center sales in the Patient-Care Services segment; a $4.4 million increase from acquired entities; a $2.8 million, or 11.9%, increase in sales in the Distribution segment; and a $0.9 million decrease from the Therapeutic Solutions segment.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended March 31, 2012 was $64.1 million, an increase of $6.0 million, or 10.3%, over $58.1 million for the three months ended March 31, 2011. The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales increased 40 basis points due to mix of revenue.

Personnel Costs.  Personnel costs for the three months ended March 31, 2012 increased by $4.7 million to $83.6 million from $78.9 million for the three months ended March 31, 2011. The increase was due to costs from acquired entities and increased employee benefit costs, staffing and merit increases. As a percentage of net sales, personnel costs decreased 1.1% to 38.3% in 2012 from 39.4% in 2011 due to leveraging existing resources over increased sales volume.

Other Operating Expenses.  Other operating expenses for the three months ended March 31, 2012 increased $4.7 million, to $42.1 million, from $37.4 million for the three months ended March 31, 2011. The increase was primarily due to: (i) the addition of $1.0 million in operating expenses from acquired entities; (ii) $1.2 million in increased expenses related bad debt; (iii) $0.8 million in increased incentive compensation; (iv) $0.6 million related to Instride trials; and (v) $0.6 million of non-recurring benefit in the first quarter of 2011, which reduced general insurance costs.  Other operating expenses as a percentage of net revenues increased 0.6% to 19.3% in 2012 from 18.7% in the prior year.

Relocation Expenses.  As of January 1, 2012, we had completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas.  During the three months ended March 31, 2011, we incurred $0.4 million of employee relocation costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 increased $1.0 million, to $8.3 million, compared to $7.3 million in the first quarter of 2011. The increase was primarily due to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations increased $1.6 million, to $20.0 million, for the three months ended March 31, 2012 compared to $18.4 million for the three months ended March 31, 2011 due to increased sales volume.

Interest Expense.  Interest expense decreased $0.6 million for the three months ended March 31, 2012, to $7.8 million, compared to $8.4 million, for the three months ended March 31, 2011,  primarily due to lower interest rates resulting from the amendment to our credit facilities in March of 2011.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2012 was $4.6 million, or 38.0% of pre-tax income, compared to $3.8 million, or 37.9% of pre-tax income, for the three months ended March 31, 2011. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.

Net Income.  Net income increased $1.4 million, to $7.6 million, for three months ended March 31, 2012, from $6.2 million for the three months ended March 31, 2011, due primarily to increased sales volume.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at March 31, 2012 was $250.9 million, compared to $194.1 million at March 31, 2011. The increase in working capital is primarily due to increases in cash, inventory, and accounts receivable. Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the three months ended March 31, 2012 increased to 51 days from 47 days for the same period last year. Net cash provided by operating activities was $1.3 million for the quarter ended March 31, 2012 compared to $12.3 million used in operating activities in the prior year. The increase in cash provided by operating activities in the current year resulted primarily from increased net sales, and a decrease in incentive compensation payments in 2012.

Net cash used in investing activities was $10.8 million for the quarter ended March 31, 2012, compared to $10.4 million in the prior year. In 2012, we acquired one O&P company operating 2 patient-care centers at an aggregate purchase price of $2.0 million.  During the same period in 2011, we acquired one O&P company operating one patient-care center for an aggregate purchase price of $5.8 million. Additionally, in 2012, we invested $5.3 million in capital assets, compared to $5.4 million for the same period in 2011. Capital assets acquired in 2012 related to the development of the Company’s new patient management system and machinery and equipment purchases. During the first quarter of 2012 we restricted $3.1 million of cash in order to eliminate letters of credit obligations.

Net cash (used in)/provided by financing activities was $(1.1) million and $6.0 million for the quarters ended March 31, 2012 and 2011, respectively. During the first quarter of 2012 we: (i) repaid $1.4 million related to term loan borrowings under our credit facilities (“Term Loans”); (ii) made $0.5 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $0.6 million of proceeds from issuance of stock under employee stock compensation plans. During the first quarter of 2011 we: (i) borrowed $10.0 million under our revolving credit facility; (ii) repaid

$0.8 million related to Term Loans; (iii) made $0.4 million of required repayments of Seller Notes; (iv) incurred $4.2 million of financing costs related to the repricing of our debt in the first quarter of 2011; and (v) received $0.6 million of proceeds from issuance of stock under employee stock compensation plans.

Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Revolving Credit Facility	$—	$—
Term Loan	295,550	297,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2016	10,545	11,033
	506,095	508,033
Less current portion	(7,927)	(8,065)
	$498,168	$499,968

Amendment to Credit Agreement

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

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of March 31, 2012, the Company had $99.5 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility as of March 31, 2012 was net of standby letters of credit of approximately $0.5 million. As of March 31, 2012, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments which commenced March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences,  certain asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. There were no mandatory prepayments required during the first three months of 2012 or 2011. As of March 31, 2012, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the Company’s subsidiaries’ shares, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtness which is guaranteed on a senior unsecured basis by all of the Company’s current and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2011.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date with the proceeds of a public offering of its equity securities. On or after November 15, 2014, the Company may redeem all or from time to time a part of the notes, upon not less than 30 days and not more than 60 days’ notice, for the twelve month period beginning on November 15, of the indicated years at (i) 103.563% during 2014; (ii) 101.781% during 2015; and (iii) 100.00% during 2016 and thereafter through November 15, 2018.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At March 31, 2012, the Company was in compliance with all covenants under these debt agreements.

General

As of March 31, 2012, $295.6 million, or 58.4%, of our total debt of $506.1 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2012 (unaudited):

	Payments Due by Period
(In thousands)	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total

Long-term debt	$6,763	$5,448	$4,415	$4,222	$285,247	$200,000	$506,095
Interest payments on long-term debt	23,400	26,098	25,885	25,723	24,165	26,719	$151,990
Operating leases	32,302	35,286	28,261	18,780	12,927	30,791	$158,347
Capital leases and other long-term obligations (1)	12,960	14,027	11,347	8,570	3,369	12,357	$62,630
Total contractual cash obligations	$75,425	$80,859	$69,908	$57,295	$325,708	$269,867	$879,062

(1) Other long-term obligations include commitments under our SERP plan. Refer to Note K of the Company’s Annual Report on Form 10-K for additional disclosure.

The carrying value of our long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities (level 2). The fair value of the Senior Notes, as of March 31, 2012, was $210.5 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price as of March 31, 2012 (level 1).

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  As of March 31, 2012, all our outstanding debt, with the exception of the $295.6 million borrowed under the Term Loan Facility, was subject to fixed interest rates (see Item 3 below).

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, as well as the results of an internal investigation and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient-care centers, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver and Subordinated Seller Notes. As of March 31, 2012, we had cash flow exposure to the changing interest rates on the $295.6 million borrowed under the Term Loan Facility. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of March 31, 2012 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of March 31, 2012, the current LIBOR and applicable rate, is 4.0%; therefore, a 76 BPS increase or decrease in LIBOR would not reduce or increase estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$11,822	$11,822	$11,822	$11,822	$11,822	$12,531	$14,009

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 41.2% and 40.4% of our net sales for the three months ended March 31, 2012 and 2011, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7% respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of March 31, 2012, we had approximately $506.1 million of total indebtedness and $99.5 million available under our Revolving Credit Facility.

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

3.1

Amended and Restated By-Laws of Hanger Orthopedic Group, Inc., as amended effective February 2, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 2, 1012).

10.1

Fifth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Thomas F. Kirk and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 26, 2012).

10.2

Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Vinit Asar and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 26, 2012).

10.3

Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between George E. McHenry and the Company. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 26, 2012).

10.4

Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Richmond L. Taylor and the Company. (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 26, 2012).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)      Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER ORTHOPEDIC GROUP, INC.

Dated: May 4, 2012	/s/Thomas F. Kirk
Thomas F. Kirk
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2012	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 4, 2012	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)