Form 10-Q
period 2012-06-30
HANGER, INC.
filed 2012-08-03
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-10670

HANGER, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0904275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10910 Domain Drive, Suite 300, Austin, TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 777-3800

Formerly Hanger Orthopedic Group, Inc.

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

As of July 27, 2012 34,199,023 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,613	$42,896
Restricted cash	3,120	—
Accounts receivable, less allowance for doubtful accounts of $24,382 and $22,028 in 2012 and 2011, respectively	142,551	138,826
Inventories	124,815	114,086
Prepaid expenses, other assets, and income taxes receivable	18,273	17,015
Deferred income taxes	20,652	20,648
Total current assets	351,024	333,471

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	7,302	4,400
Furniture and fixtures	17,991	17,281
Machinery and equipment	58,264	56,137
Equipment leased to third parties under operating leases	34,314	33,830
Leasehold improvements	67,801	65,245
Computer and software	91,107	81,775
Total property, plant and equipment, gross	277,573	259,462
Less accumulated depreciation	168,262	154,690
Total property, plant and equipment, net	109,311	104,772

INTANGIBLE ASSETS
Goodwill	615,732	609,484
Patents and other intangible assets, net	54,732	54,894
Total intangible assets, net	670,464	664,378

OTHER ASSETS
Debt issuance costs, net	15,759	17,485
Other assets	8,623	8,394
Total other assets	24,382	25,879

TOTAL ASSETS	$1,155,181	$1,128,500

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2012	2011

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,115	$8,065
Accounts payable	29,116	26,561
Accrued expenses	22,915	18,247
Accrued interest payable	3,034	3,040
Accrued compensation related costs	23,990	35,829
Total current liabilities	85,170	91,742

LONG-TERM LIABILITIES
Long-term debt, less current portion	498,311	499,968
Deferred income taxes	74,257	74,309
Other liabilities	37,025	32,818
Total liabilities	694,763	698,837

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 35,504,100 and 35,127,230 shares issued and outstanding at 2012 and 2011, respectively	355	351
Additional paid-in capital	274,345	268,535
Accumulated other comprehensive loss	(1,185)	(1,185)
Retained earnings	187,559	162,618
	461,074	430,319
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	460,418	429,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,155,181	$1,128,500

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$251,754	$234,751	$469,846	$435,190
Cost of goods sold - materials	72,899	68,514	136,998	126,622
Personnel costs	83,435	81,014	167,054	159,903
Other operating expenses	51,256	44,603	93,389	81,993
Relocation expenses	—	42	—	417
Depreciation and amortization	8,438	7,696	16,723	14,988
Income from operations	35,726	32,882	55,682	51,267

Interest expense	7,684	7,791	15,461	16,170
Income before taxes	28,042	25,091	40,221	35,097

Provision for income taxes	10,656	9,660	15,280	13,453
Net income	$17,386	$15,431	$24,941	$21,644

Other comprehensive income	—	—	—	—
Comprehensive income	$17,386	$15,431	$24,941	$21,644

Basic Per Common Share Data
Net income	$0.51	$0.46	$0.73	$0.65
Shares used to compute basic per common share amounts	34,268,941	33,499,268	34,110,820	33,429,502

Diluted Per Common Share Data
Net income	$0.50	$0.45	$0.72	$0.63
Shares used to compute diluted per common share amounts	34,720,489	34,365,395	34,637,769	34,284,513

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$24,941	$21,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on disposal of assets	1	(45)
Reduction of seller notes and earnouts	(870)	(281)
Provision for bad debts	12,925	10,891
Provision for deferred income taxes	—	(343)
Depreciation and amortization	16,723	14,988
Amortization of debt issuance costs	1,726	1,607
Compensation expense on restricted stock	4,014	3,874
Excess tax benefit from stock-based compensation	(448)	(1,095)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(16,190)	(12,779)
Inventories	(10,272)	(4,181)
Prepaid expenses, other current assets, and income taxes	1,915	5,021
Accounts payable	2,327	(7,583)
Accrued expenses and accrued interest payable	501	(1,854)
Accrued compensation related costs	(12,562)	(19,332)
Other	2,270	106
Net cash provided by operating activities	27,001	10,638

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(14,907)	(13,630)
Purchase of equipment leased to third parties under operating leases	(1,063)	(1,639)
Acquisitions and contingent purchase price (net of cash acquired)	(6,395)	(6,064)
Proceeds from sale of property, plant and equipment	—	94
Restricted cash	(3,120)	—
Net cash used in investing activities	(25,485)	(21,239)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	10,000
Repayment under revolving credit agreement	—	(10,000)
Repayment of term loan	(2,200)	(1,500)
Repayment of long-term debt	(2,451)	(2,119)
Repayment of capital lease obligations	(168)	—
Deferred financing costs	—	(4,230)
Excess tax benefit from stock-based compensation	448	1,095
Proceeds from issuance of common stock	1,572	573
Net cash used in financing activities	(2,799)	(6,181)

Decrease in cash and cash equivalents	(1,283)	(16,782)
Cash and cash equivalents, at beginning of period	42,896	36,308
Cash and cash equivalents, at end of period	$41,613	$19,526

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 have been prepared by Hanger, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities (level 2). The fair value of the Senior Notes, based on quoted market prices (level 1), as of June 30, 2012 was $206.0 million, as compared to the carrying value of $200.0 million as of that date.

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

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended
	June 30,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$13,444	$13,885
Income taxes (net of refunds)	8,818	3,077

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	615	218
Earnouts payable on acquisitions	1,842	647
Issuance of notes in connection with acquistions	1,250	1,100
Issuance of restricted shares of common stock	5,478	12,963

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

NOTE D — GOODWILL (CONTINUED)

The activity related to goodwill for the six months ended June 30, 2012 and 2011 is as follows:

	Patient-Care Services				Therapeutic
		Accumulated		Distribution	Solutions
(In thousands)	Goodwill	Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2011	$519,974	$(45,808)	$474,166	$38,388	$96,930	$609,484
Additions due to acquisitions	4,807	—	4,807	—	964	5,771
Additions due to contingent considerations	477	—	477	—	—	477
Balance at June 30, 2012 (unaudited)	$525,258	$(45,808)	$479,450	$38,388	$97,894	$615,732

	Patient-Care Services				Therapeutic
		Accumulated		Distribution	Solutions
(In thousands)	Goodwill	Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	4,910	—	4,910	—	423	5,333
Additions due to contingent considerations	741	—	741	—	—	741
Balance at June 30, 2011 (unaudited)	$507,691	$(45,808)	$461,883	$38,388	$96,502	$596,773

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	June 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)

Raw materials	$39,627	$39,121
Work-in-process	56,636	45,735
Finished goods	28,551	29,230
	$124,815	$114,086

NOTE F — ACQUISITIONS

During the six months ended June 30, 2012, the Company acquired five O&P companies, operating a total of eight patient-care centers. The aggregate purchase price for these O&P businesses was $8.6 million. Of this aggregate purchase price, $1.2 million consisted of promissory notes, $1.8 million is made up of contingent consideration payable within the next five years, and $5.6 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $5.5 million of goodwill related to these acquisitions, and the expenses incurred related to this acquisition were insignificant and are included in other operating expenses. During the six months ended June 30, 2011, the Company acquired three O&P companies, operating a total of four patient care centers. The aggregate purchase price for these O&P businesses was $7.3 million. Of this aggregate purchase price, $1.1 million consisted of promissory notes and $0.9 million is made up of contingent consideration payable within the next two years and $5.3 million was paid in cash. The Company recorded approximately $4.9 million of goodwill related to these acquisitions and the expenses incurred related to these acquisitions were insignificant and are included in other operating expenses.

The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different. The Company intends to make an election to treat the acquisitions in 2012 as asset acquisitions for tax purposes which will result in the goodwill being amortizable for tax purposes.

NOTE F — ACQUISITIONS (CONTINUED)

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0.5 million and $0.7 million during the six months ended June 30, 2012 and 2011, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments of $0.8 million in the first six months of 2012 and $0.6 million in the same period 2011. The Company estimates that it may pay up to a total of $7.9 million related to contingent consideration provisions of acquisitions in future periods.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)

Revolving Credit Facility	$—	$—
Term Loan	294,800	297,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2016	9,627	11,033
	504,427	508,033
Less current portion	(6,115)	(8,065)
	$498,311	$499,968

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

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of June 30, 2012, the Company had $99.5 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility as of June 30, 2012 was net of standby letters of credit of approximately $0.5 million. As of June 30, 2012, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

NOTE G — LONG TERM DEBT (CONTINUED)

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments of $750,000 that commenced on March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. During the first six months of 2012 the Company made a mandatory prepayment on its Term Loan Facility of $700,000.  There were no mandatory prepayments made during the first six months of 2011. As of June 30, 2012, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2012, the Company was in compliance with all covenants under these debt agreements.

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

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$17,386	$15,431	$24,941	$21,644

Shares of common stock outstanding used to compute basic per common share amounts	34,268,941	33,499,268	34,110,820	33,429,502
Effect of dilutive restricted stock and options (1)	451,548	866,127	526,949	855,011
Shares used to compute dilutive per common share amounts	34,720,489	34,365,395	34,637,769	34,284,513

Basic income per share	$0.51	$0.46	$0.73	$0.65
Diluted income per share	$0.50	$0.45	$0.72	$0.63

(1) There were no anti-dilutive options for the three or six months ended June 30, 2012 and 2011.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2012:

Discount rate	3.90%
Average rate of increase in compensation	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the six months ended June 30, 2012 and 2011 is as follows:

(in thousands)
Net benefit cost accrued at December 31, 2011 (unaudited)	$20,230
Service cost	230
Interest cost	190
Payments	(525)
Net benefit cost accrued at March 31, 2012 (unaudited)	$20,125
Service cost	230
Interest cost	190
Payments	(180)
Net benefit cost accrued at June 30, 2012 (unaudited)	$20,365

(in thousands)
Net benefit cost accrued at December 31, 2010 (unaudited)	$17,510
Service cost	247
Interest cost	202
Payments	(526)
Net benefit cost accrued at March 31, 2011 (unaudited)	$17,433
Service cost	247
Interest cost	202
Net benefit cost accrued at June 30, 2011 (unaudited)	$17,882

NOTE K - STOCK-BASED COMPENSATION

The Company utilizes the authoritative guidance using the modified prospective method. Compensation expense for all awards granted is calculated according to the provisions of such guidance.

On May 13, 2010, the shareholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and terminated the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and the 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”). No new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding on May 13, 2010 remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

NOTE K - STOCK-BASED COMPENSATION (CONTINUED)

The 2010 Plan provides that 2.5 million shares of Common Stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan; provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options. Of these 2.5 million shares, 2.0 million are shares that are newly authorized for issuance under the 2010 Plan and 0.5 million are unissued shares not subject to awards that have been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan. Unless earlier terminated by the Board of Directors, the 2010 Plan will remain in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company’s shareholders, which is the effective date for the 2010 plan, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

As of June 30, 2012, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1,122,000 shares have been issued. During the first six months of 2012, the Company issued approximately 509,000 shares of restricted stock under the 2010 Plan. The total fair value of these grants is $10.4 million. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $14.5 million as of June 30, 2012 and is expected to be expensed as compensation expense over approximately four years.

During the six months ended June 30, 2012 and 2011, no options were cancelled under either the 2002 Plan or the 2003 Plan.

For the six months ended June 30, 2012 and 2011, the Company has included approximately $4.0 million and $3.9 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted share grants.

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

•                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•                  U.S. Department of Veterans Affairs.

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 41.3% and 40.6%, of the Company’s net sales for the six months ended June 30, 2012 and 2011, respectively.

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

Other—This segment consists of Hanger corporate and Linkia. Linkia is a national managed-care agent for O&P services and a patient referral clearing house.

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended June 30, 2012
Net sales
Customers	$207,791	$27,413	$16,356	$194	$—	$251,754
Intersegments	—	53,147	1,000	—	(54,147)	—
Depreciation and amortization	3,381	324	2,712	2,021	—	8,438
Income (loss) from operations	40,454	9,473	941	(14,974)	(168)	35,726
Interest (income) expense	7,552	830	1,435	(2,133)	—	7,684
Income (loss) before taxes	32,902	8,643	(494)	(12,841)	(168)	28,042

Three Months Ended June 30, 2011
Net sales
Customers	$192,976	$25,578	$16,067	$130	$—	$234,751
Intersegments	—	48,940	986	—	(49,926)	—
Depreciation and amortization	3,029	299	2,575	1,793	—	7,696
Income (loss) from operations	39,005	7,479	811	(14,371)	(42)	32,882
Interest (income) expense	7,094	848	1,440	(1,591)	—	7,791
Income (loss) before taxes	31,911	6,631	(628)	(12,781)	(42)	25,091

Six Months Ended June 30, 2012
Net sales
Customers	$384,163	$53,653	$31,688	$342	$—	$469,846
Intersegments	—	100,716	1,844	—	(102,560)	—
Depreciation and amortization	6,797	648	5,386	3,892	—	16,723
Income (loss) from operations	65,324	18,015	1,208	(28,420)	(445)	55,682
Interest (income) expense	15,135	1,662	2,875	(4,211)	—	15,461
Income (loss) before taxes	50,189	16,353	(1,667)	(24,209)	(445)	40,221

Capital expenditures	4,677	220	1,359	9,714	—	15,970

Six Months Ended June 30, 2011
Net sales
Customers	$353,527	$49,038	$32,323	$302	$—	$435,190
Intersegments	—	90,567	1,732	—	(92,299)	—
Depreciation and amortization	5,990	583	5,077	3,338	—	14,988
Income (loss) from operations	61,378	14,366	1,562	(26,099)	60	51,267
Interest (income) expense	14,210	1,697	2,880	(2,617)	—	16,170
Income (loss) before taxes	47,168	12,669	(1,318)	(23,482)	60	35,097

Capital Expenditures	7,058	630	2,006	5,575	—	15,269

Total Assets
March 31, 2012	1,335,910	188,321	135,350	(504,400)	—	1,155,181
December 31, 2011	1,279,481	170,077	135,781	(456,839)	—	1,128,500

NOTE M — CORPORATE OFFICE RELOCATION

The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas in 2010.  As of January 1, 2012 the relocation of the corporate office was complete.  The following is a summary of the costs of the relocation incurred and to be paid in future periods:

NOTE M — CORPORATE OFFICE RELOCATION (CONTINUED)

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2011	$226	$—	$3,085	$3,311
Expenses incurred	—	—	—	—
Amounts paid	(83)	—	(439)	(522)
Balance as of June 30, 2012	$143	$—	$2,646	$2,789

	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	(159)	576	—	417
Amounts paid	(1,312)	(576)	(1,306)	(3,194)
Balance as of June 30, 2011	$424	$—	$3,900	$4,324

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

Business Overview

General

The goal of Hanger, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. Built on a legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation.  We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and, through our distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), the largest dedicated distributor of O&P products in the United States. We operate in excess of 700 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC (“Linkia”), manage an O&P provider network and develop programs to manage all aspects of O&P patient care for insurance companies. We also provide therapeutic solutions through our subsidiaries Innovative Neurotronics (“IN, Inc.”) and Accelerated Care Plus Corp (“ACP”). IN, Inc. introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. ACP is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,400 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

For the three and six months ended June 30, 2012, our net sales were $251.8 million and $469.8 million, respectively, and we recorded net income of $17.4 million and $24.9 million, respectively. For the three and six months ended June 30, 2011, our net sales were $234.8 million and $435.2 million respectively, and we recorded net income of $15.4 million and $21.6 million, respectively.

We have three segments—Patient-Care Services, Distribution and Therapeutic Solutions. For the three months ended June 30, 2012, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $207.8 million, $27.4 million and $16.4 million, respectively.  For the six months ended June 30, 2012, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $384.2 million, $53.7 million and $31.7 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We provide goods and services to the O&P, post-acute, and other rehabilitation markets. We estimate that the O&P patient-care market in the United States is approximately $2.6 billion, of which we account for approximately 29%, and the post-acute rehabilitation and other rehabilitation markets, combined, are approximately $1.3 billion, of which we account for 5%.

We commissioned a study in the past that identified additional opportunities to leverage our expertise beyond the traditional O&P market, and we believe these additional opportunities could potentially expand our available O&P market by an additional $1.4 billion to $4.0 billion.

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

Business Description

Patient-Care Services

As of June 30, 2012, we provided O&P patient-care services through over 700 patient-care centers and over 1,195 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. A clinician manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 41.3% and 40.6% of our net sales for the six months ended June 30, 2012 and 2011, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Through the normal course of business, we receive patient deposits on devices not yet delivered. At June 30, 2012 and December 31 2011, we held $1.2 million and $0.5 million of deposits, respectively, from our patients.

Provider Network Management

Linkia is the only provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia’s network now includes approximately 1,050 O&P provider locations, including approximately 360 independent providers. As of June 30, 2012, Linkia had 53 contracts with national and regional providers.

Distribution Services

We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 27,000 individual SKUs manufactured by more than 300 different companies. SPS operates distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

Therapeutic Solutions

We provide therapeutic solutions to the O&P market and post-acute rehabilitation market through our subsidiaries IN, Inc. and ACP. ACP is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. ACP’s unique value proposition is to provide its customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and continuous onsite therapist education and training. ACP’s services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. ACP has contracts to serve more than 4,400 skilled nursing facilities nationwide, including 21 of the 25 largest national providers. ACP’s contracts contain negotiated pricing and service levels with terms ranging from one to five years. ACP generally bills its customers monthly and revenue is recognized based upon the contractual terms of the agreements.

IN, Inc. specializes in the product development and commercialization of emerging products in the O&P and Rehabilitation markets. Working with inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc. currently has two commercial products: the WalkAide System which benefits patients with a condition referred to as drop foot and the V-Hold which is active vacuum technology used in lower extremity prosthetic devices. The V-Hold is primarily sold through our patient care centers. The WalkAide System is currently reimbursable for Medicare beneficiaries with foot drop due to incomplete spinal cord injuries. IN, Inc. is currently conducting clinical trials in an effort to gain additional coverage for stroke patients with foot drop, which represents the largest potential foot drop patient population. These trials are now fully enrolled with submission of data to CMS anticipated in 2013. In addition to reimbursement with Medicare, IN, Inc. has been working with commercial insurance companies and has had limited success in receiving coverage for the WalkAide. The WalkAide is sold in the United States through our patient-care centers and SPS. IN, Inc. is also marketing the WalkAide internationally through a network of distributors in Europe, the Middle East/Africa, Latin America, Canada, and Asia.

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

The following represents the composition of our accounts receivable balance by type of payor:

June 30, 2012
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care Services
Commercial insurance	$45,106	$9,444	$14,665	$69,215
Private pay	4,489	4,158	8,310	16,957
Medicaid	12,266	2,899	3,626	18,791
Medicare	27,977	5,050	6,329	39,356
VA	2,102	299	248	2,649
Distribution & Therapeutic Solutions Trade accounts receivable	12,538	3,300	4,127	19,965
	$104,478	$25,150	$37,305	$166,933

December 31, 2011
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care Services
Commercial insurance	$50,136	$9,594	$11,759	$71,489
Private pay	3,936	3,791	9,219	16,946
Medicaid	12,018	3,678	4,173	19,869
Medicare	25,438	3,489	4,433	33,360
VA	1,428	373	159	1,960
Distribution & Therapeutic Solutions Trade accounts receivable	11,367	2,663	3,200	17,230
	$104,323	$23,588	$32,943	$160,854

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

Guidance and Outlook

The Company expects full year 2012 revenues of between $970 million and $990 million resulting from comparable store sales growth in our Patient Care Services segment of 3% to 5% and growth in our Distribution segment of 3% to 5%. We expect flat to slightly higher revenues in our Therapeutic Solution Services segment for the year, with sales in the first half of the year down then trending up in the second half as the rate of new contract sales accelerates. The Company anticipates diluted earnings per share of between $1.74 and $1.78, which includes approximately $0.01 for one-time training costs related to the implementation of our new pratice management system.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	29.0	30.5	29.2	30.3
Personnel costs	33.1	34.3	34.5	36.3
Other operating expenses	20.4	19.8	19.0	19.8
Relocation expenses	—	2.0	0.0	1.6
Depreciation and amortization	3.4	2.2	3.3	2.3
Income from operations	14.2	11.2	14.0	9.7
Interest expense	3.1	3.6	3.3	3.9
Income before taxes	11.1	7.6	10.7	5.8
Provision for income taxes	4.2	2.9	4.1	2.2
Net income	6.9%	4.7%	6.6%	3.6%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales.  Net sales for the three months ended June 30, 2012 increased $17.0 million, or 7.2%, to $251.6 million for the second quarter of 2012 compared to $234.8 million for the same period of 2011.  The increase was the result of a $8.8 million, or 4.6%, increase in same-center sales in the Patient-Care Services segment; a $5.9 million increase from acquired entities; a $1.8 million, or 7.0%, increase in sales in the Distribution segment; and a $0.3 million increase from the Therapeutic Solutions segment.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended June 30, 2012 was $72.9 million, an increase of $4.4 million over $68.5 million for the three months ended June 30, 2011. The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales decreased 20 basis points due to revenue mix.

Personnel Costs.  Personnel costs for the three months ended June 30, 2012 increased by $2.4 million to $83.4 million from $81.0 million for the three months ended June 30, 2011. The increase was due to costs from acquired entities and increased employee benefit costs, staffing and merit increases. As a percentage of net sales, personnel costs decreased 140 basis points to 33.1% in 2012 from 34.5% in 2011 due to leveraging existing headcount over increased sales volume.

Other Operating Expenses.  Other operating expenses for the three months ended June 30, 2012 increased $6.7 million, to $51.3 million, from $44.6 million for the three months ended June 30, 2011. The increase was primarily due to: (i) the addition of $1.1 million in operating expenses from acquired entities; (ii) $2.0 million in increased expenses related bad debt; (iii) $3.1 million in increased incentive compensation; and  (iv) $0.5 million related to Instride trials. Other operating expenses as a percentage of net revenues increased 1.4% to 20.4% in 2012 from 19.0% in the prior year due to the increase expenses discussed above.

Relocation Expenses.  As of January 1, 2012, we had completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas.  During the three months ended June 30, 2011, we incurred nominal costs related to the relocation of employees.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2012 increased $0.7 million, to $8.4 million, compared to $7.7 million in the second quarter of 2011. The increase was primarily due to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations increased $2.8 million, to $35.7 million, for the three months ended June 30, 2012 compared to $32.9 million for the three months ended June 30, 2011 due to increased sales volume and improved cost of materials as a percentage of net revenues.

Interest Expense.  Interest expense remained consistent, at was $7.7 million for the three months ended June 30, 2012, compared to $7.8 million, for the three months ended June 30, 2011.  Variable interest rates were comparable in the two periods and the Company made required repayments of debt.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2012 was $10.7 million, or 38.0% of pre-tax income, compared to $9.7 million, or 38.5% of pre-tax income, for the three months ended June 30, 2011. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2011 period has a higher effective tax rate due to higher state income tax rates and discrete tax items.

Net Income.  Net income increased $2.0 million, to $17.4 million, for three months ended June 30, 2012, from $15.4 million for the three months ended June 30, 2011, due primarily to increased sales volume.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Sales.  Net sales for the six months ended June 30, 2012 increased $34.6 million, or 8.0%, to $469.8 million from $435.2 million for the same period in 2011.  The sales increase was driven by a $20.2 million, or 5.7%, increase in same-center sales in the Patient-Care Services segment; a $10.6 million increase from acquired entities; a $4.6 million or 9.4% increase in sales in the Distribution segment; and a $0.7 million decrease from the Therapeutic Solutions segment.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the six months ended June 30, 2012 was $137.0 million, an increase of $10.4 million over $126.6 million for the six months ended June 30, 2011. The increase was the result of growth in sales.  Cost of goods sold - materials as a percentage of net sales increased 10 basis points due to mix of revenue.

Personnel Costs.  Personnel costs for the six months ended June 30, 2012 increased by $7.2 million to $167.1 million from $159.9 million for the six months ended June 30, 2011. The increase was due to costs from acquired entities and increased employee benefit costs, staffing and merit increases. As a percentage of net sales, personnel costs decreased 1.1% to 35.6% in 2012 from 36.7% in 2011 due to leveraging headcount over increased sales volume.

Other Operating Expenses.  Other operating expenses for the six months ended June 30, 2012 increased $11.4 million, to $93.4 million, from $82.0 million for the six months ended June 30, 2011. The increase was primarily due to: (i) the addition of $2.1 million in operating expenses from acquired entities; (ii) $3.4 million in increased expenses related to bad debt; (iii) $4.0 million in increased incentive compensation; (iv) $1.1 million related to Instride trials; and (v) 0.9 million in other costs. Other operating expenses as a percentage of net revenues increased 110 basis points to 19.9% in 2012 from 18.8% in the prior year due to the increase expenses discussed above.

Relocation Expenses.  As of January 1, 2012, we had completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas.  During the six months ended June 30, 2011, we incurred $0.4 million of employee relocation costs.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 increased $1.7 million, to $16.7 million, compared to $15.0 million in the first half of 2011. The increase was primarily due to operating assets purchased over the last 12 months.

Income from Operations.  Income from operations increased $4.4 million, to $55.7 million, for the six months ended June 30, 2012 compared to $51.3 million for the six months ended June 30, 2011 due to increased sales volume.

Interest Expense.  Interest expense decreased $0.7 million for the six months ended June 30, 2012, to $15.5 million, compared to $16.2 million for the six months ended June 30, 2011,  primarily due to lower interest rates resulting from the amendment to our credit facilities in March 2011.

Provision for Income Taxes.  The provision for income taxes for the six months ended June 30, 2012 was $15.3 million, or 38.0% of pre-tax income, compared to $13.5 million, or 38.3% of pre-tax income, for the six months ended June 30, 2011. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2011 period has a higher effective tax rate due to higher state income tax rates and discrete tax items.

Net Income.  Net income increased $3.3 million, to $24.9 million, for six months ended June 30, 2012, from $21.6 million for the six months ended June 30, 2011, due primarily to increased sales volume.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at June 30, 2012 was $265.9 million, compared to $201.6 million at June 30, 2011. The increase in working capital is primarily due to increases in cash, inventory, and accounts receivable. Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the six months ended June 30, 2012 increased to 54 days from 50 days for the same period last year. Net cash provided by operating activities was $27.0 million for six months ended June 30, 2012 compared to $10.6 million for the same period in the prior year. The increase in cash provided by operating activities in the current year resulted primarily from increased net income, and a decrease in incentive compensation payments in 2012.

Net cash used in investing activities was $25.5 million for the six months ended June 30, 2012, compared to $21.2 million in the prior year. In the first six months of 2012, we acquired five O&P companies operating eight patient-care centers at an aggregate purchase price of $8.6 million.  During the same period in 2011, we acquired three O&P companies operating four patient-care center for an aggregate purchase price of $7.3 million. Additionally, in the first six months of 2012, we invested $16.0 million in capital assets, compared to $15.2 million for the same period in 2011. Capital assets acquired in the first six months of 2012 related to the development of the Company’s new practice management system, leasehold improvements in our patient care practices and computer equipment purchases. Additionally, during the first six months of 2012 we restricted $3.1 million of cash in order to eliminate letters of credit obligations under our revolving credit agreement.

Net cash used by financing activities was $2.8 million and $6.2 million for the six months ended June 30, 2012 and 2011, respectively. During the first six months of 2012 we: (i) repaid $2.2 million related to term loan borrowings under our credit facilities (“Term Loans”); (ii) made $2.5 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $1.6 million of proceeds from issuance of stock under employee stock compensation plans. During the first six months of 2011 we: (i) borrowed and repaid $10.0 million under our revolving credit facility; (ii) repaid $1.5 million related to Term Loans; (iii) made $2.1 million of required repayments of Seller Notes; (iv) incurred $4.2 million of financing costs related to the amendment to our credit agreement in the first quarter of 2011; and (v) received $0.6 million of proceeds from issuance of stock under employee stock compensation plans.

Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
(In thousands)
Revolving Credit Facility	$—	$—
Term Loan	294,800	297,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 3.00% to 7.00%, maturing through November 2016	9,627	11,033
	504,427	508,033
Less current portion	(6,115)	(8,065)
	$498,311	$499,968

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

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of June 30, 2012, the Company had $99.5 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility as of June 30, 2012 was net of standby letters of credit of approximately $0.5 million. As of June 30, 2012, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments of $750,000 that commenced on March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. During the first six months of 2012 the Company made a mandatory prepayment on its Term Loan Facility of $700,000.  There were no mandatory prepayments made during the first six months of 2011. As of June 30, 2012, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At June 30, 2012, the Company was in compliance with all covenants under these debt agreements.

General

As of June 30, 2012, $294.8 million, or 58.4%, of our total debt of $504.4 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2012 (unaudited):

		Payments Due by Period
	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
(In thousands)
Long-term debt	$4,022	$5,629	$4,694	$4,512	$285,442	$200,128	$504,427
Interest payments on long-term debt	20,356	26,131	25,913	25,741	24,181	26,721	$149,043
Operating leases	21,859	37,473	30,219	20,668	14,813	32,614	$157,646
Capital leases and other long-term obligations (1)	7,795	14,211	12,768	11,057	5,094	12,982	$63,907
Total contractual cash obligations	$54,032	$83,444	$73,594	$61,978	$329,530	$272,445	$875,023

(1) Other long-term obligations include commitments under our SERP plan. Refer to Note K of the Company’s Annual Report on Form 10-K for additional disclosure.

The carrying value of our long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities (level 2). The fair value of the Senior Notes, as of June 30, 2012, was $206.0 million, as compared to the carrying value of $200.0 million at that date. The fair values of the Senior Notes were based on the quoted market price as of June 30, 2012 (level 1).

Market Risk

We are exposed to the market risk that is associated with changes in interest rates.  As of June 30, 2012, all our outstanding debt, with the exception of the $294.86 million borrowed under the Term Loan Facility, was subject to fixed interest rates (see Item 3 below).

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver and Subordinated Seller Notes. As of June 30, 2012, we had cash flow exposure to the changing interest rates on the $294.8 million borrowed under the Term Loan Facility. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of June 30, 2012 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of June 30, 2012, the current LIBOR and applicable rate, is 4.0%; therefore, a 75 BPS increase or decrease in LIBOR would not reduce or increase estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$11,792	$11,792	$11,792	$11,792	$11,792	$12,529	$14,003

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 41.3% and 40.6% of our net sales for the six months ended June 30, 2012 and 2011, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7% respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of June 30, 2012, we had approximately $504.4 million of total indebtedness and $99.5 million available under our Revolving Credit Facility.

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

3.1

Composite of Amended and Restated Certificate of Incorporation of Hanger, Inc., as amended through June 8, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on June 8, 2012).

10.1

Agreement and General Release, dated May 21, 2012, by and between Thomas F. Kirk and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 21, 2012).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)                                                          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER, INC.

Dated: August 3, 2012	/s/Vinit Asar
Vinit Asar
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2012	/s/George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 3, 2012	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)