Form 10-Q
period 2012-09-30
HANGER, INC.
filed 2012-11-02
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012 34,248,173 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55,620	$42,896
Restricted cash	3,120	—
Accounts receivable, less allowance for doubtful accounts of $22,571 and $22,028 in 2012 and 2011, respectively	144,096	138,826
Inventories	126,937	114,086
Prepaid expenses, other assets, and income taxes receivable	17,643	17,015
Deferred income taxes	22,406	20,648
Total current assets	369,822	333,471

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	7,333	4,400
Furniture and fixtures	18,838	17,281
Machinery and equipment	59,109	56,137
Equipment leased to third parties under operating leases	34,565	33,830
Leasehold improvements	71,527	65,245
Computer and software	94,259	81,775
Total property, plant and equipment, gross	286,425	259,462
Less accumulated depreciation	175,507	154,690
Total property, plant and equipment, net	110,918	104,772

INTANGIBLE ASSETS
Goodwill	624,828	609,484
Patents and other intangible assets, net	58,134	54,894
Total intangible assets, net	682,962	664,378

OTHER ASSETS
Debt issuance costs, net	14,896	17,485
Other assets	8,655	8,394
Total other assets	23,551	25,879

TOTAL ASSETS	$1,187,253	$1,128,500

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2012	2011

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,775	$8,065
Accounts payable	27,902	26,561
Accrued expenses	20,227	18,247
Accrued interest payable	6,513	3,040
Accrued compensation related costs	30,624	35,829
Total current liabilities	93,041	91,742

LONG-TERM LIABILITIES
Long-term debt, less current portion	501,210	499,968
Deferred income taxes	74,820	74,309
Other liabilities	37,464	32,818
Total liabilities	706,535	698,837

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 35,547,875 and 34,927,515 shares issued and outstanding at 2012 and 2011, respectively	355	351
Additional paid-in capital	277,302	268,535
Accumulated other comprehensive loss	(1,185)	(1,185)
Retained earnings	204,902	162,618
	481,374	430,319
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	480,718	429,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,187,253	$1,128,500

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$243,503	$235,261	$713,349	$670,451
Cost of goods sold - materials	73,109	69,362	210,107	195,984
Personnel costs	84,135	82,127	251,189	242,030
Other operating expenses	42,177	44,394	135,566	126,387
Relocation expenses	—	272	—	689
Depreciation and amortization	8,709	7,864	25,432	22,852
Income from operations	35,373	31,242	91,055	82,509

Interest expense, net	7,751	7,796	23,212	23,966
Income before taxes	27,622	23,446	67,843	58,543

Provision for income taxes	10,278	8,034	25,558	21,487
Net income	$17,344	$15,412	$42,285	$37,056

Other comprehensive income	—	—	—	—
Comprehensive income	$17,344	$15,412	$42,285	$37,056

Basic Per Common Share Data
Net income	$0.50	$0.46	$1.24	$1.11
Shares used to compute basic per common share amounts	34,362,757	33,571,967	34,224,756	33,477,951

Diluted Per Common Share Data
Net income	$0.50	$0.45	$1.21	$1.08
Shares used to compute diluted per common share amounts	35,002,351	34,347,215	34,817,680	34,215,105

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$42,285	$37,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on disposal of assets	5	(6)
Reduction of seller notes and earnouts	(971)	(321)
Provision for bad debts	15,926	17,291
Provision for deferred income taxes	(1,031)	(446)
Depreciation and amortization	25,432	22,852
Amortization of debt issuance costs	2,589	2,470
Compensation expense on restricted stock	6,100	6,014
Excess tax benefit from stock-based compensation	(685)	(975)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(19,612)	(23,551)
Inventories	(12,214)	(11,584)
Prepaid expenses, other current assets, and income taxes	348	8,615
Accounts payable	670	(6,757)
Accrued expenses and accrued interest payable	3,492	2,142
Accrued compensation related costs	(5,970)	(19,816)
Other	2,643	2,166
Net cash provided by operating activities	59,007	35,150

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(23,439)	(18,879)
Purchase of equipment leased to third parties under operating leases	(1,438)	(2,875)
Acquisitions and contingent purchase price (net of cash acquired)	(14,266)	(10,868)
Proceeds from sale of property, plant and equipment	—	94
Restricted cash	(3,120)	—
Net cash used in investing activities	(42,263)	(32,528)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	10,000
Repayment under revolving credit agreement	—	(10,000)
Repayment of term loan	(2,950)	(2,250)
Repayment of long-term debt	(3,416)	(2,561)
Repayment of capital lease obligations	(545)	—
Deferred financing costs	—	(4,230)
Excess tax benefit from stock-based compensation	685	975
Proceeds from issuance of common stock	2,206	573
Net cash used in financing activities	(4,020)	(7,493)

Decrease in cash and cash equivalents	12,724	(4,871)
Cash and cash equivalents, at beginning of period	42,896	36,308
Cash and cash equivalents, at end of period	$55,620	$31,437

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011 have been prepared by Hanger, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820 “Fair Value of Measurements and Disclosures” (“Topic 820”) for financial assets and liabilities. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The three levels of inputs are defined as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 - inputs that are unobservable in the marketplace and significant to the valuation

The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. The carrying value of the Company’s long-term debt, excluding the Senior Notes, approximates fair value based on rates currently available to the Company for debt with similar terms and remaining maturities (level 2). The fair value of the Senior Notes, based on quoted market prices (level 1), as of September 30, 2012 was $211.0 million, as compared to the carrying value of $200.0 million as of that date.  The fair value of obligations under capital leases, $65.5 million, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 measurement.

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

On a quarterly basis, the Company evaluates cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts. Additionally, a company-wide evaluation of collectability of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off.

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

Recent Accounting Pronouncements

The Company has adopted ASU No. 2011-08 “Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will implement this guidance in its annual goodwill test performed during the fourth quarter of 2012 and does not expect the adoption of ASU 2011-08 to have a significant impact to the Company’s consolidated financial position or results of operations.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$16,902	$17,345
Income taxes (net of refunds)	22,106	12,319

Non-cash financing and investing activities:
Non-cash property, plant and equipment purchases	455	169
Earnouts payable on acquisitions	2,676	2,067
Issuance of notes in connection with acquistions	7,625	3,850
Issuance of restricted shares of common stock	5,452	13,252

NOTE D - GOODWILL

The Company determined that it has three reporting units with goodwill to be evaluated, which are the same as its reportable segments: (i) Patient-Care Services; (ii) Distribution; and (iii) Therapeutic Solutions. The Company completes its annual goodwill impairment analysis in the fourth quarter of each year. The Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.

The activity related to goodwill for the nine months ended September 30, 2012 and 2011 is as follows:

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2011	$519,974	$(45,808)	$474,166	$38,388	$96,930	$609,484
Additions due to acquisitions	13,903	—	13,903	—	964	14,867
Additions due to contingent considerations	477	—	477	—	—	477
Balance at September 30, 2012 (unaudited)	$534,354	$(45,808)	$488,546	$38,388	$97,894	$624,828

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	10,116	—	10,116	—	423	10,539
Additions due to contingent considerations	741	—	741	—	—	741
Balance at September 30, 2011 (unaudited)	$512,897	$(45,808)	$467,089	$38,388	$96,502	$601,979

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	September 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Raw materials	$39,730	$39,121
Work-in-process	59,201	45,735
Finished goods	28,006	29,230
	$126,937	$114,086

NOTE F — ACQUISITIONS

During the nine months ended September 30, 2012, the Company acquired 14 O&P companies, operating a total of 21 patient-care centers. The aggregate purchase price for these O&P businesses was $21.8 million. Of this aggregate purchase price, $7.6 million consisted of promissory notes, $1.6 million is made up of contingent consideration payable within the next five years, and $12.6 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $13.6 million of goodwill related to these acquisitions, and the expenses incurred related to these acquisitions were insignificant and are included in other operating expenses. During the nine months ended September 30, 2011, the Company acquired 5 O&P companies, operating a total of 10 patient care centers. The aggregate purchase price for these O&P businesses was $16.2 million. Of this aggregate purchase price, $3.9 million consisted of promissory notes and $2.3 million is made up of contingent consideration payable within the next two years and $10.0 million was paid in cash. The Company recorded approximately $10.0 million of goodwill related to these acquisitions and the expenses incurred related to these acquisitions were insignificant and are included in other operating expenses.

The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different. The Company intends to make an election to treat the acquisitions in 2012 as asset acquisitions for tax purposes which will result in the goodwill being amortizable for tax purposes.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0.5 million and $0.7 million during the nine months ended September 30, 2012 and 2011, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments of $1.3 million in the first nine months of 2012 and $0.7 million in the same period 2011. The Company estimates that it may pay up to a total of $7.3 million related to contingent consideration provisions of acquisitions in future periods.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Revolving Credit Facility	$—	$—
Term Loan	294,050	297,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 6.50%, maturing through September 2017	14,935	11,033
	508,985	508,033
Less current portion	(7,775)	(8,065)
	$501,210	$499,968

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

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of September 30, 2012, the Company had $99.5 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility as of September 30, 2012 was net of standby letters of credit of approximately $0.5 million. As of September 30, 2012, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments of $750,000 that commenced on March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. During the first nine months of 2012 the Company made a mandatory prepayment on its Term Loan Facility of $700,000.  There were no mandatory prepayments made during the first nine months of 2011. As of September 30, 2012, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2012, the Company was in compliance with all covenants under these debt agreements.

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

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$17,344	$15,412	$42,285	$37,056

Shares of common stock outstanding used to compute basic per common share amounts	34,362,757	33,571,967	34,224,756	33,477,951
Effect of dilutive restricted stock and options (1)	639,594	775,248	592,924	737,154
Shares used to compute dilutive per common share amounts	35,002,351	34,347,215	34,817,680	34,215,105

Basic income per share	$0.50	$0.46	$1.24	$1.11
Diluted income per share	$0.50	$0.45	$1.21	$1.08

(1) There were no anti-dilutive options for the three or nine months ended September 30, 2012 and 2011.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at September 30, 2012 and 2011 is as follows:

	2012	2011
Discount rate	3.90%	4.75%
Average rate of increase in compensation	3.00%	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the nine months ended September 30, 2012 and 2011 is as follows:

(in thousands)
Net benefit cost accrued at December 31, 2011 (unaudited)	$20,230
Service cost	230
Interest cost	190
Payments	(525)
Net benefit cost accrued at March 31, 2012 (unaudited)	$20,125
Service cost	230
Interest cost	190
Payments	(180)
Net benefit cost accrued at June 30, 2012 (unaudited)	$20,365
Service cost	230
Interest cost	190
Net benefit cost accrued at September 30, 2012 (unaudited)	$20,785

(in thousands)
Net benefit cost accrued at December 31, 2010 (unaudited)	$17,510
Service cost	247
Interest cost	202
Payments	(526)
Net benefit cost accrued at March 31, 2011 (unaudited)	$17,433
Service cost	247
Interest cost	202
Net benefit cost accrued at June 30, 2011 (unaudited)	$17,882
Service cost	247
Interest cost	202
Net benefit cost accrued at September 30, 2011 (unaudited)	$18,331

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

As of September 30, 2012, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1,145,000 shares have been issued. During the first nine months of 2012, the Company issued approximately 532,000 shares of restricted stock under the 2010 Plan. The total fair value of these grants is $11.0 million. Total unrecognized share-based compensation cost related to unvested restricted stock awards was approximately $14.2 million as of September 30, 2012 and is expected to be expensed as compensation expense over approximately four years.

During the nine months ended September 30, 2012 and 2011, no options were cancelled under either the 2002 Plan or the 2003 Plan.

For the nine months ended September 30, 2012 and 2011, the Company has included approximately $6.1 million and $6.0 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted share grants.

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

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.8% and 40.4%, of the Company’s net sales for the nine months ended September 30, 2012 and 2011, respectively.

Distribution—This segment distributes O&P products and components to both the O&P industry and the Company’s own patient-care practices. This segment also includes the Company’s Fabrication centers which are involved in the fabrication of O&P components for both the O&P industry and the Company’s own patient-care centers.

Therapeutic Solutions—This segment consists of the leasing of rehabilitation equipment from, and the provision of clinical programs by ACP as well as the operations of IN, Inc. ACP is a developer of specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation. IN, Inc. specializes in bringing emerging neuromuscular technologies to the O&P market.

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Three Months Ended September 30, 2012
Net sales
Customers	$200,294	$27,373	$15,664	$172	$—	$243,503
Intersegments	—	52,770	1,171	—	(53,941)	—
Depreciation and amortization	3,485	321	2,852	2,051	—	8,709
Income (loss) from operations	37,598	9,182	869	(11,463)	(813)	35,373
Interest (income) expense	7,519	814	1,422	(2,004)	—	7,751
Income (loss) before taxes	30,079	8,368	(553)	(9,459)	(813)	27,622

Three Months Ended September 30, 2011
Net sales
Customers	$192,557	$26,448	$16,085	$171	$—	$235,261
Intersegments	—	50,063	857	99	(51,019)	—
Depreciation and amortization	3,139	307	2,673	1,745	—	7,864
Income (loss) from operations	35,437	7,398	1,350	(12,867)	(76)	31,242
Interest (income) expense	7,113	835	1,441	(1,593)	—	7,796
Income (loss) before taxes	28,324	6,563	(91)	(11,274)	(76)	23,446

Nine Months Ended September 30, 2012
Net sales
Customers	$584,456	$81,026	$47,354	$513	$—	$713,349
Intersegments	—	153,486	3,014	—	(156,500)	—
Depreciation and amortization	10,282	970	8,237	5,943	—	25,432
Income (loss) from operations	102,921	27,197	2,077	(39,881)	(1,259)	91,055
Interest (income) expense	22,654	2,475	4,296	(6,213)	—	23,212
Income (loss) before taxes	80,267	24,722	(2,219)	(33,668)	(1,259)	67,843

Capital expenditures	9,181	319	1,914	13,463	—	24,877

Nine Months Ended September 30, 2011
Net sales
Customers	$546,084	$75,487	$48,408	$472	$—	$670,451
Intersegments	—	140,630	2,589	99	(143,318)	—
Depreciation and amortization	9,129	889	7,750	5,084	—	22,852
Income (loss) from operations	96,815	21,763	2,912	(38,964)	(17)	82,509
Interest (income) expense	21,322	2,532	4,321	(4,209)	—	23,966
Income (loss) before taxes	75,493	19,231	(1,409)	(34,755)	(17)	58,543

Capital Expenditures	9,299	1,057	3,372	8,026	—	21,754

Total Assets
September 30, 2012	1,382,551	198,587	135,017	—	(528,901)	1,187,253
December 31, 2011	1,279,481	170,077	135,781	—	(456,839)	1,128,500

NOTE M — CORPORATE OFFICE RELOCATION

The Company moved its corporate headquarters from Bethesda, Maryland to Austin, Texas in 2010. As of January 1, 2012 the relocation of the corporate office was complete. The following is a summary of the costs of the relocation incurred and to be paid in future periods:

(in thousands)	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2011	$226	$—	$3,085	$3,311
Expenses incurred	—	—	—	—
Amounts paid	(124)	—	(805)	(929)
Balance as of September 30, 2012	$102	$—	$2,280	$2,382

	Employee Separation	Other Relocation	Lease Termination	Total
Balance as of December 31, 2010	$1,895	$—	$5,206	$7,101
Expenses incurred	(158)	847	—	689
Amounts paid	(1,468)	(847)	(1,821)	(4,136)
Balance as of September 30, 2011	$269	$—	$3,385	$3,654

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

Business Overview

General

The goal of Hanger, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation.  We provide orthotic and prosthetic patient-care services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to the broader post acute market. We are the largest owner and operator of orthotic and prosthetic patient-care centers in the United States and, through our distribution subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), the largest dedicated distributor of O&P products in the United States. We operate in excess of 730 O&P patient-care centers located in 45 states and the District of Columbia and six strategically located distribution facilities. In addition to providing O&P services and products we, through our subsidiary, Linkia LLC (“Linkia”), manage an O&P provider network and develop programs to manage all aspects of O&P patient care for insurance companies. We also provide therapeutic solutions through our subsidiaries Innovative Neurotronics (“IN, Inc.”) and Accelerated Care Plus Corp (“ACP”). IN, Inc. introduces emerging neuromuscular technologies developed through independent research in a collaborative effort with industry suppliers worldwide. ACP is a developer of specialized rehabilitation technologies and a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,400 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S.

For the three and nine months ended September 30, 2012, our net sales were $243.5 million and $713.4 million, respectively, and we recorded net income of $17.3 million and $42.3 million, respectively. For the three and nine months ended September 30, 2011, our net sales were $235.3 million and $670.5 million respectively, and we recorded net income of $15.4 million and $37.1 million, respectively.

We have three segments—Patient-Care Services, Distribution and Therapeutic Solutions.  For the three months ended September 30, 2012, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $200.3 million, $27.4 million and $15.7 million, respectively.  For the nine months ended September 30, 2012, net sales attributable to our Patient-Care Services, Distribution and Therapeutic Solutions segments were $584.5 million, $81.0 million and $47.4 million, respectively.  See Note L to our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We estimate that we currently account for approximately 21% of an addressable $4.3 billion O&P market. Hanger provides a unique portfolio of orthotic, prosthetic, post-operative and physical therapeutic solutions to patients in the acute, post-acute, and patient care clinic settings.  We estimate that the traditional O&P patient-care clinic market in the United States is approximately $2.6 billion, of which we account for approximately 26%.   Acute, post-acute and addressable adjacent O&P care opportunities we have identified comprise an additional $1.7 billion market.

The O&P patient-care market is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient-care clinic revenues.

The O&P services industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient-care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services to continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in the prevalence of disease associated disability, and the demand for new and advanced devices.

We estimate the post-acute rehabilitation market to include approximately 15,700 skilled nursing facilities (SNF) and to have a market potential of approximately $240 million. We provide technologically advanced rehabilitation equipment and clinical programs to approximately 28% of the SNF market. We estimate the broader post-acute rehabilitation markets to be approximately $0.6 billion. We currently provide goods and services to very few customers in this portion of the market; however, we believe this market would benefit from our products and services.

Business Description

Patient-Care Services

As of September 30, 2012, we provided O&P patient-care services through over 730 patient-care centers and over 1,200 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. A clinician manages each of our patient-care centers. Our patient-care centers also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Patients are referred to Hanger by an attending physician who determines a patient’s treatment and writes a prescription. Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient’s needs.  The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results.  Custom devices are fabricated by our skilled technicians using plaster castings, measurements and designs made by our clinicians.  Frequently our proprietary Insignia system is used to measure and design devices.  The Insignia system scans the patient and produces a very accurate computer generated image of the patient which results in a faster turnaround for the patient’s device and a more professional overall experience.

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

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.8% and 40.4% of our net sales for the nine months ended September 30, 2012 and 2011, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/ increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Through the normal course of business, we receive patient deposits on devices not yet delivered. At September 30, 2012 and December 31 2011, we held $1.1 million and $0.5 million of deposits, respectively, from our patients.

Provider Network Management

Linkia is the only provider network management company dedicated solely to serving the O&P market. Linkia is dedicated to managing the O&P services of national and regional insurance companies. Linkia partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Linkia’s network now includes approximately 1,070 O&P provider locations, including approximately 389 independent providers. As of September 30, 2012, Linkia had 53 contracts with national and regional providers.

Distribution Services

We distribute O&P components to independent customers and to our own patient-care centers through our wholly-owned subsidiary, SPS, which is the nation’s largest dedicated O&P distributor. We are also a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. SPS maintains in inventory approximately 30,000 individual SKUs manufactured by more than 340 different companies. SPS operates distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas, which allows us to deliver products via ground shipment anywhere in the contiguous United States typically within two business days.

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

IN, Inc. specializes in the product development and commercialization of emerging products in the O&P and Rehabilitation markets. Working with inventors under licensing and consulting agreements, IN, Inc. commercializes the design, obtains regulatory approvals, develops clinical protocols for the technology, and then introduces the devices to the marketplace through a variety of distribution channels. IN, Inc. currently has two commercial products: the WalkAide System which benefits patients with a condition referred to as drop foot, and the V-Hold which is active vacuum technology used in lower extremity prosthetic devices.

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

The following represents the composition of our accounts receivable balance by type of payor:

September 30, 2012
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care Services
Commercial insurance	$43,779	$10,432	$14,254	$68,465
Private pay	5,529	4,002	7,934	17,465
Medicaid	11,213	2,904	3,821	17,938
Medicare	26,564	5,481	7,155	39,200
VA	2,626	463	342	3,431
Distribution & Therapeutic Solutions
Trade accounts receivable	11,988	3,953	4,227	20,168
	$101,699	$27,235	$37,733	$166,667

December 31, 2011
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care Services
Commercial insurance	$50,136	$9,594	$11,759	$71,489
Private pay	3,936	3,791	9,219	16,946
Medicaid	12,018	3,678	4,173	19,869
Medicare	25,438	3,489	4,433	33,360
VA	1,428	373	159	1,960
Distribution & Therapeutic Solutions
Trade accounts receivable	11,367	2,663	3,200	17,230
	$104,323	$23,588	$32,943	$160,854

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

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. We assess goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  As of October 1, 2011, there were no indicators of impairment as the fair values of the reporting units were substantially in excess of their carrying values.

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

Guidance and Outlook

The Company expects full year 2012 revenues between $970 million and $990 million resulting from a comparable store sales growth in our patient-care services segment of 3% to 5% and growth in our distribution segment of 3% to 7%.  We expect flat to slightly higher revenues in our Therapeutic Solution Services segment for the year, with sales in the first half of the year down then trending up the second half as the rate of new contract sales accelerates. The Company anticipates diluted earnings per share between $1.75 and $1.79.  As in past years, the Company’s goal is to increase operating margins by twenty to forty basis points. The Company anticipates generating cash flow from operations between $70 million and $80 million in 2012 and investing a total of $35 million to $45 million in capital additions.  The Company will continue its acquisition program with a goal of closing acquisitions that total approximately $20 million in annualized revenues. We have already exceeded that goal in 2012 by closing $35.6 million in patient care acquisitions through October 2, 2012.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold - materials	30.0	29.5	29.5	29.2
Personnel costs	34.6	34.9	35.2	36.1
Other operating expenses	17.3	18.9	19.0	18.9
Relocation expenses	—	0.1	—	0.1
Depreciation and amortization	3.6	3.3	3.6	3.4
Income from operations	14.5	13.3	12.7	12.3
Interest expense	3.2	3.3	3.2	3.6
Income before taxes	11.3	10.0	9.5	8.7
Provision for income taxes	4.2	3.4	3.6	3.2
Net income	7.1%	6.6%	5.9%	5.5%

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Sales.  Net sales for the three months ended September 30, 2012 increased $8.2 million, or 3.5%, to $243.5 million for the third quarter of 2012 compared to $235.3 million for the same period of 2011.  This increase was due to a $1.9 million, or 1.0%, increase in same-center sales in the Patient-Care Services segment; a $5.8 million increase from acquired entities; a $0.9 million, or 3.5%, increase in sales in the Distribution segment; and a $0.4 million decrease from the Therapeutic Solutions segment.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the three months ended September 30, 2012 was $73.1 million, an increase of $3.7 million over $69.4 million for the three months ended September 30, 2011due to sales growth. Cost of goods sold - materials as a percentage of net sales increased 50 basis points due to revenue mix.

Personnel Costs.  Personnel costs for the three months ended September 30, 2012 increased by $2.0 million to $84.1 million from $82.1 million for the three months ended September 30, 2011 due to approximately $1.7 million from acquired entities and the remainder from merit and staffing increases.    As a percentage of net sales, personnel costs decreased 30 basis points to 34.6% in 2012 from 34.9% in 2011 due to leveraging existing headcount over increased sales volume.

Other Operating Expenses.  Other operating expenses, which are comprised primarily of professional, office, bad debt, incentive compensation, and reimbursable employee expenses, decreased $2.2 million to $42.2 million, or 17.3% of net revenues, in the third quarter of 2012 compared to $44.4 million, or 18.9% of net revenues, in the third quarter of 2011.  The decrease is primarily attributable to a $1.6 million decrease in variable operating expenses and a $1.2 million decrease in bad debt expense.  These decreases were partially offset by a $0.6 million increase from acquired entities.

Relocation Expenses.  As of January 1, 2012, we had completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas.  During the three months ended September 30, 2011, we incurred nominal costs related to the relocation of employees.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2012 increased $0.8 million, to $8.7 million, compared to $7.9 million in the third quarter of 2011. The increase was primarily due to software, leasehold improvements, and machinery and equipment purchased over the last 12 months.

Income from Operations.  Income from operations increased $4.2 million, to $35.4 million, for the three months ended September 30, 2012 compared to $31.2 million for the three months ended September 30, 2011 due to increased sales volume and improved leverage of operating expenses.

Interest Expense.  Interest expense remained consistent at $7.8 million for the three months ended September 30, 2012, compared to $7.8 million, for the three months ended September 30, 2011.  Variable interest rates were comparable in the two periods and the Company made required repayments of debt.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2012 was $10.3 million, or 37.2% of pre-tax income, compared to $8.0 million, or 34.3% of pre-tax income, for the three months ended September 30, 2011. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2011 period has a lower effective tax rate primarily due to the recognition of discrete tax benefits.

Net Income.  Net income increased $1.9 million, to $17.3 million, for three months ended September 30, 2012, from $15.4 million for the three months ended September 30, 2011, due to the reasons noted above.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Sales.  Net sales for the nine months ended September 30, 2012 increased $42.9 million, or 6.4%, to $713.4 million from $670.5 million for the same period in 2011.  The sales increase was driven by a $21.2 million, or 3.9%, increase in same-center sales in the Patient- Care Services segment; a $17.3 million increase from acquired entities; a $5.5 million or 7.3% increase in sales in the Distribution segment; and a $1.1 million decrease from the Therapeutic Solutions segment.

Cost of Goods Sold - Materials.  Cost of goods sold - materials for the nine months ended September 30, 2012 was $210.1 million, an increase of $14.1 million over $196.0 million for the nine months ended September 30, 2011. The increase was the result of growth in sales. Cost of goods sold - materials as a percentage of net sales increased 30 basis points due to mix of revenue.

Personnel Costs.  Personnel costs for the nine months ended September 30, 2012 increased by $9.2 million to $251.2 million from $242.0 million for the nine months ended September 30, 2011. The increase was due to approximately $6.7 million from acquired entities and the remainder from merit increases and increased employee benefit costs. As a percentage of net sales, personnel costs decreased 90 basis points to 35.2% in 2012 from 36.1% in 2011 due to leveraging headcount over increased sales volume.

Other Operating Expenses.  Other operating expenses, which are comprised primarily of professional, office, bad debt, incentive compensation, and reimbursable employee expenses, increased $9.2 million to $135.6 million, or 19.0% of net revenues, for the nine months ended September 30, 2012, compared to $126.4 million, or 18.9% of net revenues, for the nine months ended September 30, 2011.  The increase is attributable to $2.7 million from acquisitions, a $4.1 million increase in incentive compensation, with the remainder attributable to increased operating and bad debt expense.

Relocation Expenses.  As of January 1, 2012, we had completed the relocation of our corporate office from Bethesda, Maryland to Austin, Texas.  During the nine months ended September 30, 2011, we incurred $0.7 million of employee relocation costs.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 increased $2.5 million, to $25.4 million, compared to $22.9 million for the nine months ended September 30, 2011.  The increase was primarily due to software, leasehold improvements, and machinery and equipment purchased over the last 12 months.

Income from Operations.  Income from operations increased $8.5 million, to $91.1 million, for the nine months ended September 30, 2012 compared to $82.5 million for the nine months ended September 30, 2011 due to increased sales volume and improved leverage of operating expenses.

Interest Expense.  Interest expense decreased $0.8 million for the nine months ended September 30, 2012, to $23.2 million, compared to $24.0 million for the nine months ended September 30, 2011, primarily due to lower interest rates resulting from the amendment to our credit facilities in March 2011.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2012 was $25.6 million, or 37.7% of pre-tax income, compared to $21.5 million, or 36.7% of pre-tax income, for the nine months ended September 30, 2011. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2011 period has a lower effective tax rate primarily due to the recognition of discrete tax benefits.

Net Income.  Net income increased $5.2 million, to $42.3 million, for nine months ended September 30, 2012, from $37.1 million for the nine months ended September 30, 2011, due primarily to increased sales volume and improved leverage of operating expenses.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at September 30, 2012 was $276.8 million, compared to $216.9 million at September 30, 2011. The increase in working capital is primarily due to increases in cash, inventory, and accounts receivable. Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the nine months ended September 30, 2012 increased to 54 days from 51 days for the same period last year. Net cash provided by operating activities was $59.0 million for the nine months ended September 30, 2012 compared to $35.2 million for the same period in the prior year. The increase in cash provided by operating activities in the current year resulted primarily from increased net income, and a decrease in incentive compensation payments in 2012.

Net cash used in investing activities was $42.3 million for the nine months ended September 30, 2012, compared to $32.5 million in the prior year. In the first nine months of 2012, we acquired 14 O&P companies operating 21 patient-care centers at an aggregate purchase price of $21.8 million.  During the same period in 2011, we acquired 5 O&P companies operating 10 patient-care centers for an aggregate purchase price of $16.2 million. Additionally, in the first nine months of 2012, we invested $23.4 million in capital assets, compared to $21.8 million for the same period in 2011. Capital assets acquired in the first nine months of 2012 related to the development of the Company’s new practice management system, leasehold improvements in our patient care practices and computer equipment purchases. Additionally, during the first nine months of 2012 we restricted $3.1 million of cash in order to eliminate letters of credit obligations under our revolving credit agreement.

Net cash used by financing activities was $4.0 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively. During the first nine months of 2012 we: (i) repaid $2.9 million related to term loan borrowings under our credit facilities (“Term Loans”); (ii) made $3.4 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $2.2 million of proceeds from issuance of stock under employee stock compensation plans. During the first nine months of 2011 we: (i) borrowed and repaid $10.0 million under our revolving credit facility; (ii) repaid $2.2 million related to Term Loans; (iii) made $2.6 million of required repayments of Seller Notes; (iv) incurred $4.2 million of financing costs related to the amendment to our credit agreement in the first quarter of 2011; and (v) received $0.6 million of proceeds from issuance of stock under employee stock compensation plans.

Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Unaudited)
Revolving Credit Facility	$—	$—
Term Loan	294,050	297,000
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 6.50%, maturing through September 2017	14,935	11,033
	508,985	508,033
Less current portion	(7,775)	(8,065)
	$501,210	$499,968

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

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.75%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.25:1.00 from October 1, 2011 to September 30, 2012, and 3.50:1.00 thereafter until maturity; (ii) maximum total leverage ratio of 5.00:1.00 until December 31, 2011, 4.50:1.00 from January 1, 2012 to September 30, 2012, and 4.00:1.00 from October 1, 2012 thereafter until maturity; and (iii) maximum annual capital expenditures of 7.5% of consolidated net revenues of the preceding fiscal year with an additional maximum rollover of $15.0 million from the prior year’s allowance if not expended in the fiscal year for which it is permitted. As of September 30, 2012, the Company had $99.5 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility as of September 30, 2012 was net of standby letters of credit of approximately $0.5 million. As of September 30, 2012, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments of $750,000 that commenced on March 31, 2011. From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. During the first nine months of 2012 the Company made a mandatory prepayment on its Term Loan Facility of $700,000.  There were no mandatory prepayments made during the first nine months of 2011. As of September 30, 2012, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities and engage in mergers, consolidations and certain sales of assets. At September 30, 2012, the Company was in compliance with all covenants under these debt agreements.

General

As of September 30, 2012, $294.1 million, or 57.8%, of our total debt of $509.0 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2012 (unaudited):

Payments Due by Period

(In thousands)	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$2,234	$7,540	$6,680	$6,071	$285,895	$200,565	$508,985
Interest payments on long-term debt	17,298	26,374	26,081	25,831	24,208	26,735	$146,527
Operating leases	5,600	40,245	32,535	22,729	16,524	36,676	$154,309
Capital leases and other long-term obligations (1)	7,570	15,589	12,764	11,457	5,094	13,055	$65,529
Total contractual cash obligations	$32,702	$89,748	$78,060	$66,088	$331,721	$277,031	$875,350

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver and Subordinated Seller Notes. As of September 30, 2012, we had cash flow exposure to the changing interest rates on the $294.1 million borrowed under the Term Loan Facility. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of September 30, 2012 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of September 30, 2012, the current LIBOR and applicable rate, is 4.0%; therefore, a 75 BPS increase or decrease in LIBOR would not reduce or increase estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan	$11,762	$11,762	$11,762	$11,762	$11,762	$12,380	$13,850

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Change in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 40.8% and 40.4% of our net sales for the nine months ended September 30, 2012 and 2011, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to maximum reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index— Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2012, 2011, 2010, 2009, and 2008 were 2.4%, (0.1%), 0.0%, 5.0%, and 2.7% respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of September 30, 2012, we had approximately $509.0 million of total indebtedness and $99.5 million available under our Revolving Credit Facility.

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

3.1

Restated Certificate of Incorporation of Hanger, Inc., dated August 27, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012).

10.1

Second Amended and Restated Employment Agreement, dated August 27, 2012, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)

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

HANGER, INC.

Dated: November 2, 2012	/s/Vinit Asar
Vinit Asar
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2012	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 2, 2012	/s/Thomas C. Hofmeister
Thomas C. Hofmeister
Vice President of Finance
(Chief Accounting Officer)