Form 10-K/A
period 2012-12-31
HANGER, INC.
filed 2013-03-19
CIK 722723

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [☒]    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No [☒]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [☒]    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [☒]    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [☒]	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No [☒]

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

 EXPLANATORY NOTE

        Hanger, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on March 18, 2013, solely to furnish Exhibit 101—Interactive Data File (XBRL Exhibit), which was not included in the Original Filing.

        This Amendment does not update any other disclosure to reflect events occurring after the filing of the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

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

Exhibit No.	Document
10.1	Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant's Proxy Statement, dated April 10, 2007, relating to the Registrant's Annual Meeting of Stockholders held on May 10, 2007).*
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
10.21
Amended and Restated Employment Agreement, as of January 1, 2012 by and between Vinit K. Asar and the Company. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.22
Amended and Restated Employment Agreement, dated as of March 30, 2012, between Thomas E. Hartman and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*
10.23
Second Amended and Restated Employment Agreement, dated August 27, 2012, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012).*
10.24
Amended and Restated Employment Agreement, dated as of February 25, 2013, by and between Kenneth W. Wilson and Southern Prosthetic Supply, Inc. (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*
21	List of Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
23.1	Consent of PricewaterhouseCoopers LLP. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Exhibit No.	Document
101	The following financial information from the Company's Annual Report on Form 10-K, for the period ended December 31,2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of lncome and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (furnished herewith)

*
Management contract or compensatory plan

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.
Dated: March 18, 2013	By:	/s/ VINIT K. ASAR Vinit K. Asar Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
EXHIBIT INDEX
SIGNATURES