Form 10-Q/A
period 2012-03-31
HANGER, INC.
filed 2013-03-22
CIK 722723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Formerly, Hanger Orthopedic Group, Inc.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2012 (the “Original Filing”) to present a correction of an error related to calculating the value of work-in-process inventory (“WIP”), which results in a $0.03 and a $0.02 increase in earnings per diluted share, a $0.03 and $0.01 increase in basic earnings per share, and a $1.1 million and a $.5 million increase in net income for the first quarter of 2012 and 2011, respectively.  Corresponding adjustments to material costs, personnel costs, other operating expense, inventories, and the associated tax impacts have also been corrected herein.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, the information included in Item 4 of Part I regarding the material weakness in our internal control over financial reporting and clarification of our inventory policy, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing, including but not limited to our June 8, 2012 name change from Hanger Orthopedic Group, Inc. to Hanger, Inc. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing. Refer to Note B — Significant Accounting Policies - Restatement and Revision of Previously Reported Consolidated Financial Information.

HANGER ORTHOPEDIC GROUP, INC.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
		As Revised
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,248	$42,896
Restricted cash	3,120	—
Accounts receivable, less allowance for doubtful accounts of $22,022 and $22,028 in 2012 and 2011, respectively	133,308	138,826
Inventories	120,485	112,305
Prepaid expenses, other assets, and income taxes receivable	20,106	17,015
Deferred income taxes	20,652	20,648
Total current assets	329,919	331,690

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	7,294	4,400
Furniture and fixtures	17,464	17,281
Machinery and equipment	57,314	56,137
Equipment leased to third parties under operating leases	34,186	33,830
Leasehold improvements	66,410	65,245
Computer and software	84,216	81,775
Total property, plant and equipment, gross	267,678	259,462
Less accumulated depreciation	161,538	154,690
Total property, plant and equipment, net	106,140	104,772

INTANGIBLE ASSETS
Goodwill	611,147	609,484
Patents and other intangible assets, net	53,958	54,894
Total intangible assets, net	665,105	664,378

OTHER ASSETS
Debt issuance costs, net	16,622	17,485
Other assets	8,661	8,394
Total other assets	25,283	25,879

TOTAL ASSETS	$1,126,447	$1,126,719

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
		As Revised
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,927	$8,065
Accounts payable	26,105	26,561
Accrued expenses	19,325	17,547
Accrued interest payable	6,615	3,040
Accrued compensation related costs	19,031	35,829
Total current liabilities	79,003	91,042

LONG-TERM LIABILITIES
Long-term debt, less current portion	498,168	499,968
Deferred income taxes	74,257	74,309
Other liabilities	35,183	32,818
Total liabilities	686,611	698,137

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 35,588,485 and 35,127,230 shares issued and outstanding at 2012 and 2011, respectively	356	351
Additional paid-in capital	271,149	268,535
Accumulated other comprehensive loss	(1,185)	(1,185)
Retained earnings	170,172	161,537
	440,492	429,238
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	439,836	428,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,126,447	$1,126,719

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	As Restated	As Restated
Net sales	$218,091	$200,439
Material costs	66,697	59,111
Personnel costs	81,153	78,267
Other operating expenses	40,219	36,100
Relocation expenses	—	376
Depreciation and amortization	8,285	7,292
Income from operations	21,737	19,293

Interest expense	7,777	8,379
Income before taxes	13,960	10,914

Provision for income taxes	5,324	4,162
Net income	$8,636	$6,752

Other comprehensive income	—	—
Comprehensive income	8,636	6,752

Basic Per Common Share Data
Net income	$0.25	$0.20
Shares used to compute basic per common share amounts	34,036,539	33,360,840

Diluted Per Common Share Data
Net income	$0.25	$0.20
Shares used to compute diluted per common share amounts	34,639,660	34,134,067

The accompanying notes are an integral part of the consolidated financial statements.

HANGER ORTHOPEDIC GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2012	2011
	As Restated	As Restated
Cash flows from operating activities:
Net income	$8,636	$6,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of assets	—	5
Reduction of seller notes and earnouts	(177)	(257)
Provision for bad debts	4,723	4,078
Provision for deferred income taxes	—	(343)
Depreciation and amortization	8,285	7,292
Amortization of debt issuance costs	863	748
Compensation expense on restricted stock	1,971	1,658
Excess tax benefit from stock-based compensation	(209)	(816)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	851	5,483
Inventories	(7,868)	(2,277)
Prepaid expenses, other current assets, and income taxes	(2,234)	(3,010)
Accounts payable	(522)	(6,339)
Accrued expenses and accrued interest payable	4,294	2,040
Accrued compensation related costs	(17,504)	(25,531)
Other	183	(1,794)
Net cash provided by (used in) operating activities	1,292	(12,311)

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(4,777)	(5,437)
Purchase of equipment leased to third parties under operating leases	(539)	—
Acquisitions and contingent purchase price (net of cash acquired)	(2,402)	(4,941)
Proceeds from sale of property, plant and equipment	—	3
Restricted cash	(3,120)	—
Net cash used in investing activities	(10,838)	(10,375)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	10,000
Repayment of term loan	(1,450)	(750)
Scheduled repayment of seller’s notes	(488)	(406)
Deferred financing costs	—	(4,189)
Excess tax benefit from stock-based compensation	209	816
Proceeds from issuance of common stock	627	573
Net cash (used in) provided by financing activities	(1,102)	6,044

Decrease in cash and cash equivalents	(10,648)	(16,642)
Cash and cash equivalents, at beginning of period	42,896	36,308
Cash and cash equivalents, at end of period	$32,248	$19,666

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

Restatement and Revision of Previously Reported Consolidated Financial Information

During the fourth quarter of 2012, the Company identified adjustments necessary to correct prior periods for the overstatement of the value of work-in-process inventory at December 31, 2011 and 2010. The Company assessed the materiality of the errors on previously reported periods and concluded the impact was not material to any prior annual consolidated financial statements. Management, however, deemed the impact of this error on the consolidated financial statements for the three months ended March 31, 2012 and 2011 to be material and has restated the first quarter 2012 and 2011 financial results in this restated Quarterly Report on Form 10-Q/A (the “Amended Filing”). These errors had no impact on operating cash flows for any of the periods.  The impact of the error on the Consolidated Balance Sheet as of December 31, 2011 and Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011 is shown in the table below (in 000’s). The impact of the errors is included in the results of the Patient-Care Services segment in Note L. The error did not have an impact on the Consolidated Balance Sheets as of March 31, 2012.

	As of December 31, 2011
(in thousands)	As Previously Reported	As Revised

Inventories	$114,086	$112,305
Accrued expenses	$18,247	$17,547

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(in thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated

Material costs	$64,098	$66,697	$58,108	$59,111
Personnel costs	$83,619	$81,153	$78,889	$78,267
Other operating expenses	$42,133	$40,219	$37,390	$36,100
Income from operations	$19,956	$21,737	$18,384	$19,293
Income before taxes	$12,179	$13,960	$10,005	$10,914
Provision for income taxes	$4,624	$5,324	$3,792	$4,162
Net income	$7,555	$8,636	$6,213	$6,752
Basic earnings per share	$0.22	$0.25	$0.19	$0.20
Diluted earnings per share	$0.22	$0.25	$0.18	$0.20

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

Inventories

Inventories in the Patient-Care Services segment consisting principally of raw materials and work-in-process are valued based on the gross profit method which approximates lower of cost or market using the first-in first-out method. The Company applies the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period except on October 31st, which is the date of our Physical inventory. The annual physical inventory for this segment values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to our books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company recorded fourth quarter adjustments of an increase of $2.3 million and a decrease of $1.0 million to inventory as of October 31, 2011 and 2010, respectively. The October 31st inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The activity related to goodwill for the three months ended March 31, 2012 and 2011 is as follows:

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2011	$519,974	$(45,808)	$474,166	$38,388	$96,930	$609,484
Additions due to acquisitions	1,536	—	1,536	—	—	1,536
Additions due to contingent considerations	127	—	127	—	—	127
Balance at March 31, 2012 (unaudited)	$521,637	$(45,808)	$475,829	$38,388	$96,930	$611,147

	Patient-Care Services			Distribution	Therapeutic Solutions
(In thousands)	Goodwill	Accumulated Impairment Loss	Net	Goodwill	Goodwill	Total
Balance at December 31, 2010	$502,040	$(45,808)	$456,232	$38,388	$96,079	$590,699
Additions due to acquisitions	3,552	—	3,552	—	423	3,975
Additions due to contingent considerations	341	—	341	—	—	341
Balance at March 31, 2011 (unaudited)	$505,933	$(45,808)	$460,125	$38,388	$96,502	$595,015

NOTE E — INVENTORIES

Inventories, which are recorded at the lower of cost or market using the first-in, first-out method, were as follows:

	March 31,	December 31,
(In thousands)	2012	2011
	(Unaudited)	(Revised)
Raw materials	$39,488	$39,121
Work-in-process	52,970	43,954
Finished goods	28,027	29,230
	$120,485	$112,305

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

NOTE I — NET INCOME PER COMMON SHARE (CONTINUED)

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2012	2011
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Net income	$8,636	$6,752

Shares of common stock outstanding used to compute basic per common share amounts	34,036,539	33,360,840
Effect of dilutive restricted stock and options (1)	603,121	773,227
Shares used to compute dilutive per common share amounts	34,639,660	34,134,067

Basic income per share	$0.25	$0.20
Diluted income per share	$0.25	$0.20

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

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the three months ended March 31, 2012 and 2011 is as follows:

(in thousands)
Net benefit cost accrued at December 31, 2011	$20,230
Service cost	230
Interest cost	190
Payments	(525)
Net benefit cost accrued at March 31, 2012 (unaudited)	$20,125

(in thousands)
Net benefit cost accrued at December 31, 2010	$17,510
Service cost	247
Interest cost	202
Net benefit cost accrued at March 31, 2011 (unaudited)	$17,959

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

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the Distribution segment to the Patient-Care Services segment and were made at prices which approximate market values. The Patient-Care Services segment results below are restated as described in footnote B.

NOTE L — SEGMENT AND RELATED INFORMATION (CONTINUED)

(In thousands)	Patient-Care Services	Distribution	Therapeutic Solutions	Other	Consolidating Adjustments	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Three Months Ended March 31, 2012
Net sales
Customers	$176,369	$26,241	$15,333	$148	$—	$218,091
Intersegments	—	47,569	844	—	(48,413)	—
Depreciation and amortization	3,417	324	2,673	1,871	—	8,285
Income (loss) from operations	26,651	8,542	268	(13,447)	(277)	21,737
Interest (income) expense	7,582	832	1,440	(2,077)	—	7,777
Income (loss) before taxes	19,069	7,710	(1,172)	(11,370)	(277)	13,960

Capital Expenditures	2,541	90	624	2,061	—	5,316

Three Months Ended March 31, 2011
Net sales
Customers	$160,551	$23,461	$16,257	$170	$—	$200,439
Intersegments	—	41,627	745	—	(42,372)	—
Depreciation and amortization	2,961	284	2,474	1,573	—	7,292
Income (loss) from operations	23,282	6,887	751	(11,728)	101	19,293
Interest (income) expense	7,116	849	1,440	(1,026)	—	8,379
Income (loss) before taxes	16,166	6,038	(689)	(10,702)	101	10,914

Capital Expenditures	3,082	168	90	2,047	—	5,387

Total Assets
March 31, 2012	1,292,294	178,481	134,733	(479,061)	—	1,126,447
December 31, 2011	1,277,700	170,077	135,781	(456,839)	—	1,126,719

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

•                  Inventories:  Inventories in the Patient-Care Services segment consisting principally of raw materials and work-in-process respectively, are valued based on the gross profit method which approximates lower of cost or market using the first-in first-out method. We apply the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period except on October 31st, which is the date of our physical inventory. The annual physical inventory for this segment values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to our books are treated as changes in accounting estimates and are recorded in the fourth quarter. We recorded fourth quarter adjustments of an increase of $2.3 million and a decrease of $1.0 million to inventory as of October 31, 2011 and 2010, respectively. The October 31st inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

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

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Operations as a percentage of our net sales:

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Net sales	100.0%	100.0%
Material costs	30.6	29.5
Personnel costs	37.2	39.0
Other operating expenses	18.4	18.0
Relocation expenses	—	0.2
Depreciation and amortization	3.8	3.6
Income from operations	10.0	9.7
Interest expense	3.6	4.2
Income before taxes	6.4	5.5
Provision for income taxes	2.4	2.1
Net income	4.0%	3.4%

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

Material Costs.  Material costs for the three months ended March 31, 2012 was $66.7 million, an increase of $7.6 million, or 12.9%, over $59.1 million for the three months ended March 31, 2011. The increase was the result of growth in sales.  Material costs as a percentage of net sales increased 110 basis points due to mix of revenue.

Personnel Costs.  Personnel costs for the three months ended March 31, 2012 increased by $2.9 million to $81.2 million from $78.3 million for the three months ended March 31, 2011. The increase was due to costs from acquired entities and increased employee benefit costs, staffing and merit increases. As a percentage of net sales, personnel costs decreased 1.8% to 37.2% in 2012 from 39.0% in 2011 due to leveraging existing resources over increased sales volume.

Other Operating Expenses.  Other operating expenses for the three months ended March 31, 2012 increased $4.1 million, to $40.2 million, from $36.1 million for the three months ended March 31, 2011. The increase was primarily due to: (i) the addition of $1.0 million in operating expenses from acquired entities; (ii) $1.2 million in increased expenses related bad debt; (iii) $0.8 million in increased incentive compensation; and (iv) $0.6 million related to Instride trials.  Other operating expenses as a percentage of net revenues increased 0.4% to 18.4% in 2012 from 18.0% in the prior year.

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

Income from Operations.  Income from operations increased $2.4 million, to $21.7 million, for the three months ended March 31, 2012 compared to $19.3 million for the three months ended March 31, 2011 due to increased sales volume.

Interest Expense.  Interest expense decreased $0.6 million for the three months ended March 31, 2012, to $7.8 million, compared to $8.4 million, for the three months ended March 31, 2011,  primarily due to lower interest rates resulting from the amendment to our credit facilities in March of 2011.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2012 was $5.3 million, or 38.1% of pre-tax income, compared to $4.2 million, or 38.1% of pre-tax income, for the three months ended March 31, 2011. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.

Net Income.  Net income increased $1.9 million, to $8.6 million, for three months ended March 31, 2012, from $6.7 million for the three months ended March 31, 2011, due primarily to increased sales volume.

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

ITEM 4.  Controls and Procedures

Management’s Consideration of Restatement of Previously Issued Financial Statements

As discussed in Item 4.02 (a) of the Company’s Current Report on Form 8-K, dated March 18, 2013, management of the Company has restated previously issued consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and 2011 in this Amended Filing. The determination to restate these consolidated financial statements was made as a result of the Company’s identification of certain accounting errors as discussed in footnote B of the consolidated financial statements included in this Amended Filing.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  At the time that our Quarterly Report on Form 10-Q for the three month period ended March 31, 2012 was filed on May 4, 2012, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2012 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, management, based upon the substantial work performed during the restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Material Weakness

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

Remediation of Material Weakness

In an effort to remediate the material weakness discussed in Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, management will implement additional annual and quarterly reviews, analyses and calculations related to the valuation of work-in-process inventory. We believe the remediation measures described above will remediate this material weakness going forward.  Management will also continue to evaluate our controls and procedures, and may implement additional measures in the future or modify certain of the remediation measures described above.

Part II.  Other Information

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q/A to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q/A, for the period ended March 31 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)      Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER, INC.

Dated: March 22, 2013	/s/Vinit K. Asar
Vinit K. Asar
Chief Executive Officer
(Principal Executive Officer)

Dated: March 22, 2013	/s/George E. McHenry
George E. McHenry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)