Form 10-Q
period 2013-03-31
HANGER, INC.
filed 2013-05-09
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013 34,667,638 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,033	$19,211
Restricted cash	3,120	3,120
Accounts receivable, less allowance for doubtful accounts of $21,295 and $21,379 in 2013 and 2012, respectively	156,813	165,668
Inventories	132,492	127,295
Prepaid expenses, other assets, and income taxes receivable	19,791	15,673
Deferred income taxes	28,043	27,685
Total current assets	355,292	358,652

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	8,896	8,896
Furniture and fixtures	19,789	19,582
Machinery and equipment	60,887	60,364
Equipment leased to third parties under operating leases	34,869	34,827
Leasehold improvements	76,141	74,615
Computer and software	100,712	98,186
Total property, plant and equipment, gross	302,088	297,264
Less accumulated depreciation	190,187	182,803
Total property, plant and equipment, net	111,901	114,461

INTANGIBLE ASSETS
Goodwill	674,416	674,774
Patents and other intangible assets, less accumulated amortization of $22,312 and $20,643 in 2013 and 2012, respectively	62,661	64,281
Total intangible assets, net	737,077	739,055

OTHER ASSETS
Debt issuance costs, net	13,169	14,033
Other assets	11,482	11,126
Total other assets	24,651	25,159

TOTAL ASSETS	$1,228,921	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$11,528	$11,082
Accounts payable	26,345	28,923
Accrued expenses	23,089	22,357
Accrued interest payable	6,516	3,041
Accrued compensation related costs	22,134	41,784
Total current liabilities	89,612	107,187

LONG-TERM LIABILITIES
Long-term debt, less current portion	506,958	509,564
Deferred income taxes	77,730	77,730
Other liabilities	38,989	39,752
Total liabilities	713,289	734,233

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 35,937,455 and 35,617,884 shares issued and outstanding at 2013 and 2012, respectively	359	356
Additional paid-in capital	283,130	280,084
Accumulated other comprehensive loss	(1,919)	(1,919)
Retained earnings	234,718	225,229
	516,288	503,750
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	515,632	503,094

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,228,921	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$233,535	$218,091
Material costs	67,739	66,697
Personnel costs	89,953	81,153
Other operating expenses	43,769	40,144
Acquisition expenses	73	75
Depreciation and amortization	9,285	8,285
Income from operations	22,716	21,737

Interest expense	7,777	7,777
Income before taxes	14,939	13,960

Provision for income taxes	5,449	5,324
Net income	$9,490	$8,636

Other comprehensive income	—	—
Comprehensive income	$9,490	$8,636

Basic Per Common Share Data
Net income	$0.27	$0.25
Shares used to compute basic per common share amounts	34,598,494	34,036,539

Diluted Per Common Share Data
Net income	$0.27	$0.25
Shares used to compute diluted per common share amounts	35,066,032	34,639,660

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$9,490	$8,636
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	52	—
Reduction of seller notes and earnouts	—	(177)
Provision for doubtful accounts	5,229	4,723
Depreciation and amortization	9,285	8,285
Amortization of debt issuance costs	864	863
Compensation expense on stock options and restricted stock units	1,667	1,971
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	3,644	851
Inventories	(5,197)	(7,868)
Prepaid expenses, other current assets, and income taxes	(3,860)	(2,443)
Accounts payable	(2,006)	(522)
Accrued expenses and accrued interest payable	3,883	4,294
Accrued compensation related costs	(19,544)	(17,504)
Other	(1,314)	183
Net cash provided by operating activities	2,193	1,292

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(5,110)	(4,777)
Purchase of equipment leased to third parties under operating leases	(288)	(539)
Acquisitions and contingent considerations (net of cash acquired)	—	(2,402)
Restricted cash	—	(3,120)
Proceeds from sale of property, plant and equipment	91	—
Net cash used in investing activities	(5,307)	(10,838)

Cash flows from financing activities:
Repayment of term loan	(750)	(1,450)
Scheduled repayment of seller’s notes	(1,410)	(488)
Repayment of capital lease obligations	(180)	—
Excess tax benefit from stock-based compensation	1,214	209
Proceeds from issuance of common stock	62	627
Purchase and retirement of treasury stock	—	—
Net cash used in financing activities	(1,064)	(1,102)

Decrease in cash and cash equivalents	(4,178)	(10,648)
Cash and cash equivalents, at beginning of period	19,211	42,896
Cash and cash equivalents, at end of period	$15,033	$32,248

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 have been prepared by Hanger, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company with the SEC.

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

Credit Risk

The Company primarily provides O&P (orthotics and prosthetics) devices and services and products throughout the United States of America and is reimbursed by the patients’ third-party insurers, governmentally funded health insurance programs, and, for those products distributed through the Products & Services business, from independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing facilities in the United States primarily through operating leases. The Company performs ongoing credit evaluations of its customers. Accounts receivable are not collateralized. The ability of the Company’s debtors to meet their obligations is dependent upon their financial stability which could be affected by future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations.

Inventories

Inventories in the Patient Care segment consisting principally of raw materials and work-in-process, which amounted to $102.3 million and $96.6 million as of March 31, 2013 and December 31, 2012, respectively, are valued based on the gross profit method which approximates lower of cost or market using the first-in first-out method. The Company applies the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period except on October 31st, which is the date of our Physical inventory. The annual physical inventory for this segment values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to our books are treated as changes in accounting estimates and are recorded in the fourth quarter. The October 31st inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

Inventories in the Products & Services segments consist principally of finished goods which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

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

Financial Instruments

Assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, are $7.0 million and $11.0 million, respectively, and are comprised of cash equivalent money market investments. The money market investments are based on Level 1 observable market prices and are equivalent to one dollar. The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. The carrying value of the Company’s Term Loan as of March 31, 2013 and December 31, 2012, $292.6 million and $293.3 million, respectively, approximates fair value for debt with similar terms and remaining maturities based on rates currently available to the Company and are considered Level 2 measurements. The carrying value of the Senior Notes was $200.0 million and $200.0 million as of March 31, 2013 and December 31, 2012, respectively.  The fair value of the Senior Notes, based on a Level 1 quoted market price, was $216.0 million and $211.5 million as of March 31, 2013 and December 31, 2012.  Seller Notes are recorded at contractual carrying values of $25.9 million and $27.3 million as of March 31, 2013 and December 31, 2012, respectively, and carrying value approximates fair value for similar debt in all material respects.  The Company estimates fair value with a discounted cash flow model using unobservable rates and that they therefore represent Level 3 measurements.

Revenue Recognition

Revenues in the Company’s patient care clinics are derived from the sale of O&P devices and the maintenance and repair of existing devices and are recorded net of all contractual adjustments and discounts. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided.

Revenues on the distribution of O&P devices to customers are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. Revenues derived from leasing rehabilitation technology combined with clinical therapy programs and education and training are recorded on a monthly basis according to terms of the contracts with our customers.

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

Segment Information

The Company applies a “management” approach to disclosure of segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s operating segments. During the first quarter of 2013, the Company assessed and updated their operating segments to align with how the business is managed and determined their reportable segments are the same as their operating segments. The description of the Company’s segments and the disclosure of segment information are presented in Note L.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangibles for Impairment”. This ASU amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this new guidance in the first quarter of 2013, and the adoption did not impact the Company’s Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-2, “Other Comprehensive Income.” This ASU amends ASC 220, “Comprehensive Income,” and supersedes ASU 2011-05 “Presentation of Comprehensive Income” and ASU 2011-12 “Comprehensive Income,” to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance requires an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this guidance and its implementation did not have a material impact on its consolidated financial statements.

NOTE C - SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012

Cash paid during the period for:
Interest	$3,290	$3,278
Income taxes (net of refunds)	5,591	1,566

Non-cash financing and investing activities:
Purchase of property, plant and equipment in accounts payable	1,308	1,028
Capital lease obligations	65	—
Issuance of restricted stock units of common stock	9,617	8,419

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completes its annual goodwill and indefinite lived intangible impairment analysis in the fourth quarter of each year. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches. In conjunction with the Company’s evaluation of operating segments disclosed in Note L, the Company assessed its reporting unit structure and determined no changes were necessary.  As such, the Company concluded there was not a triggering event to re-evaluate whether a potential impairment of goodwill had occurred.  No triggering events have transpired since December 31, 2012.

Goodwill allocated to the Company’s operating segments for the three months ended March 31, 2013 and 2012 is as follows:

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2012	$538,492	$136,282	$674,774
Additions due to acquisitions	—	—	—
Contingent considerations (1)	—	—	—
Adjustments	(358)	—	(358)
Balance at March 31, 2013 (unaudited)	$538,134	$136,282	$674,416

	Patient Care	Products & Services	Total
Balance at December 31, 2011	$474,166	$135,318	$609,484
Additions due to acquisitions	1,372	—	1,372
Contingent considerations (1)	127	—	127
Adjustments	163	—	163
Balance at March 31, 2012 (unaudited)	$475,828	$135,318	$611,146

(1) Contingent consideration relates to acquisitions completed prior to the adoption of ASC 805.

The balances related to intangible assets for the three months ended March 31, 2013 and 2012 is as follows:

	31-Mar-13			31-Dec-12
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer Lists	$48,044	$(8,872)	$39,172	$48,044	$(7,846)	$40,198
Trade Name	9,070	—	9,070	9,070	—	9,070
Patents and Other Intangibles	27,859	(13,440)	14,419	27,810	(12,797)	15,013
	84,973	(22,312)	62,661	84,924	(20,643)	64,281

Customer lists are amortized over their estimated period of benefit, generally 10 to 14 years.  Patents are amortized using the straight-line method over 5 years.  Total intangible amortization expenses were $1.7 million and $2.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE E — INVENTORIES

Inventories recorded using the gross profit method primarily consisted of raw materials and work-in-process held by the Patient Care segment.  Inventories using the perpetual method primarily consisted of finished goods held by the Products and Services segment.  A description of the Company’s inventory valuation methodologies are presented in Note B.

(In thousands)	31-Mar-13	31-Dec-12

Raw materials	$39,478	$39,478
Work in process	62,774	57,143
Finished goods	30,240	30,674
	$132,492	$127,295

NOTE F — ACQUISITIONS

During the three months ended March 31, 2013, the Company did not acquire any new patient care centers.

During the three months ended March 31, 2012, the Company acquired one O&P company, operating a total of two patient care clinics. The aggregate purchase price for these O&P businesses was $2.0 million. The Company recorded approximately $1.4 million of goodwill related to these acquisitions and the expenses incurred related to these acquisitions were insignificant and were included in other operating expenses.

The results of operations for this acquisition are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments of $0.7 million in the first three months of 2013 and $0.4 million in the same period 2012. As of March 31, 2013 the Company has accrued a total of $5.7 million related to contingent consideration provisions related to acquisitions made in prior periods.

NOTE G — LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2013	2012

Revolving Credit Facility	$—	$—
Term Loan	292,550	293,300
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	25,936	27,346
Total Debt	518,486	520,646
Less current portion	(11,528)	(11,082)
Long Term Debt	$506,958	$509,564

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.25%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00.  As of March 31, 2012, the Company was in compliance with these covenants.  As of March 31, 2013, the Company had $99.5 million available under this facility. This availability as of March 31, 2013 was net of standby letters of credit of approximately $0.5 million. As of March 31, 2013, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments of $0.75 million.  From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during the first quarter of 2013 or 2012. The Term Loan Facility bears interest at LIBOR plus 3.0%, or applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. As of March 31, 2013, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s current and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date with the proceeds of a public offering of its equity securities. On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium, as described in further detail in the Company’s Annual Report on form 10-K for the year ended December 31, 2012.

Subsidiary Guarantees

The Revolving and Term Loan Facilities and the 7 1/8% Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included as the parent company does not have independent assets or operations. The guarantees are full and unconditional and joint and several. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. At March 31, 2013, the Company was in compliance with all covenants under these debt agreements.

NOTE H — COMMITMENTS AND CONTINGENT LIABILITIES

Contingencies

The Company is subject to legal proceedings and claims which arise from time to time in the ordinary course of its business, including additional payments under business purchase agreements.  In the opinion of management, the amount of ultimate liability, if any with respect to these actions, will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2013	2012

Net income	$9,490	$8,636

Shares of common stock outstanding used to compute basic per common share amounts	34,598,494	34,036,539
Effect of dilutive restricted stock and options (1)	467,538	603,121
Shares used to compute dilutive per common share amounts	35,066,032	34,639,660

Basic income per share	$0.27	$0.25
Diluted income per share	$0.27	$0.25

(1) There were no anti-dilutive options for the three months ended March 31, 2013 and 2012.

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

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2013 and 2012:

	2013	2012
Discount rate	3.25%	3.90%
Average rate of increase in compensation	3.00%	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the three months ended March 31, 2013 and 2012:

(in thousands)
Net benefit cost accrued at December 31, 2012	$22,377
Service cost	169
Interest cost	173
Payments	(705)
Net benefit cost accrued at March 31, 2013 (unaudited)	$22,014

(in thousands)
Net benefit cost accrued at December 31, 2011	$20,230
Service cost	230
Interest cost	190
Payments	(525)
Net benefit cost accrued at March 31, 2012 (unaudited)	$20,125

NOTE K - STOCK-BASED COMPENSATION

The Company utilizes the authoritative guidance using the modified prospective method. Compensation expense for all awards granted is calculated according to the provisions of such guidance.

On May 13, 2010, the shareholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and suspended future grants under the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and the 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”). No new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding on May 13, 2010 remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

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

As of March 31, 2013, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1.5 million shares have been issued. During the first three months of 2013, the Company issued approximately 0.4 million shares of restricted stock units under the 2010 Plan. The total fair value of these grants is $10.7 million. Total unrecognized share-based compensation cost related to unvested restricted stock units was approximately $18.9 million as of March 31, 2013 and is expected to be expensed as compensation expense over approximately four years.

For the three months ended March 31, 2013 and 2012, the Company has included approximately $1.7 million and $2.0 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted stock units grants.

NOTE L — SEGMENT AND RELATED INFORMATION

During the quarter, management changed its internal structure to align with their end-market customers. Due to the change, the Company assessed its operating segment structure and determined it has two operating segments: (i) Patient Care and (ii) Products & Services and that its reportable segments are the same as its operating segments.  Because management had previously identified three operating segments; all prior periods have been retroactively adjusted to reflect this change. The Company evaluates segment performance and allocates resources based on each segment’s income from operations. The operating segments are described further below:

Patient Care —This segment consists of (i) the Company’s owned and operated patient care clinics and (ii) its contracting and network management business.  The patient care clinics provide services to design and fit O&P devices to patients. These clinics also instruct patients in the use, care and maintenance of the devices. The principal reimbursement sources for the Company’s services are:

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

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.2% and 41.2%, of the Company’s net sales for the three months ended March 31, 2013 and 2012, respectively.

Our contract and network management business is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies. We partner with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,130 O&P provider locations, including over 400 independent providers. As of March 31, 2013, we had 56 contracts with national and regional providers.

Products & Services—This segment consists of its distribution business, which distributes and fabricates O&P products and components for both the O&P industry and the Company’s own patient care clinics, and its rehabilitation solutions business. Rehabilitation solutions leases rehabilitation equipment and provides evidence-based clinical programs to post-acute rehabilitation service providers. This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

Other — This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees and corporate offices expenses.

The accounting policies of the segments are the same as those described in the summary of “Significant Accounting Policies” in Note B to the consolidated financial statements.

Summarized financial information concerning the Company’s operating segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the Products & Services segment to the Patient Care segment and were made at prices which approximate market values.

		Products and		Consolidating
(In thousands)	Patient Care	Services	Other	Adjustments	Total

Three Months Ended March 31, 2013
Net sales
Customers	$193,212	$40,323	$—	$—	$233,535
Intersegments	—	51,083	—	(51,083)	—
Depreciation and amortization	4,066	3,203	2,016	—	9,285
Income (loss) from operations	25,389	9,475	(11,885)	(263)	22,716
Interest (income) expense	7,750	3,335	(3,308)	—	7,777
Income (loss) before taxes	17,639	6,140	(8,577)	(263)	14,939
Capital expenditures	2,903	107	2,388	—	5,398

Three Months Ended March 31, 2012
Net sales
Customers	$176,518	$41,573	$—	$—	$218,091
Intersegments	—	48,413	—	(48,413)	—
Depreciation and amortization	3,427	2,997	1,861	—	8,285
Income (loss) from operations	25,279	8,810	(12,075)	(277)	21,737
Interest (income) expense	7,582	2,272	(2,077)	—	7,777
Income (loss) before taxes	17,697	6,538	(9,998)	(277)	13,960

Capital expenditures	2,543	714	2,059	—	5,316

Total Assets
March 31, 2013	1,398,550	341,005	—	(510,634)	1,228,921
December 31, 2012	1,389,223	336,318	—	(488,214)	1,237,327

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of risks and uncertainties. Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Business Overview

General

The goal of Hanger, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. We provide orthotic and prosthetic patient care services, distribute O&P (orthotics and prosthetics) devices and components, manage O&P networks, and provide rehabilitative solutions to the broader post-acute market. For the three months ended March 31, 2013, our net sales were $233.5 million and we recorded net income of $9.5 million. For the three months ended March 31, 2012, our net sales were $218.1 million and we recorded net income of $8.6 million.

We have two segments—Patient Care and Products & Services. Our Patient Care segment is comprised of our patient care clinics and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 730 O&P patient care clinics located in 45 states and the District of Columbia and six strategically located distribution facilities. For the three months ended March 31, 2013, net sales to customers attributable to our Patient Care segment were $193.2 million

Our Products & Services segment is comprised of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,600 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S. This segment also develops neuromuscular technologies through independent research. For the three months ended March 31, 2013, net sales to customers attributed to Products & Services segment were $40.3 million. See Note L for our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We estimate that approximately $4.3 billion is spent in the United States each year for orthotic and prosthetic products and services. Our Patient Care segment, currently accounts for approximately 20% share, provides a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in the acute, post-acute, and patient care clinic settings.

The traditional O&P patient care industry is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient care clinic revenues.

The industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. We believe, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. We expect the demand for O&P services to continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in the prevalence of disease associated disability, and the demand for new and advanced replacement devices.

We estimate that approximately $2.1 billion is spent in the United States each year, principally by care providers, for O&P products, components, devices and supplies. Our Products & Services segment distributes O&P products, components, devices and supplies to independent customers and to our patient care clinics, and our distribution sales account for approximately 5% of the market outside of the Company.

We estimate the market for rehabilitation technologies, integrated clinical programs and therapist training in skilled nursing facilities (SNF) to be approximately $240 million annually.  We currently provide these products and services to approximately 30% of the estimated 15,700 SNFs located in the U.S. We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $600 million. Currently, our goods and services are only provided to a small segment of this larger category; however, we believe significant demand exists for future expansion.

Business Description

Patient Care

Our Patient Care segment, which is now comprised of our patient care clinics and our contracting and network management business, provides O&P patient care services through over 730 patient care clinics and over 1,250 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. Our patient care clinics also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

In our orthotics business, we design, fabricate, fit and maintain a wide range of custom-made braces and other devices that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints due to injuries from sports or other activities. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly becoming more technologically advanced and are custom-designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process and lower the cost of rehabilitation.

Patients are referred to our patient care clinics by an attending physician who determines a patient’s treatment and writes a prescription. Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of a custom orthotic or prosthetic device to meet the patient’s needs.  The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results.  These custom devices are fabricated by our skilled technicians using plaster castings, measurements and designs made by our clinicians.  Frequently our proprietary Insignia system is used to measure and design devices.  The Insignia system scans the patient and produces a very accurate computer generated image of the patient which results in a faster turnaround for the patient’s device and a more professional overall experience.

We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly enhance the rehabilitation process. The quality of our services and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients and referring physicians.  A listings of our principal reimbursement sources for our services is described in Note L.

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.2% and 41.2% of our net sales for the three months ended March 31, 2013 and 2012, respectively. These payors set reimbursement levels for O&P services and products using a series of codes which designate the type of product and service being delivered. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/ increases for 2013, 2012, and 2011were 0.8%, 2.4%, and (0.1%), respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

We enter into one to three year contracts with commercial and other payors to provide O&P services to referred patients. These contracts generally may be terminated without cause by either party on 60 to 90 days’ notice or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered.

Our contract and network management business is the only network management company dedicated solely to serving the O&P market for national and regional insurance companies. We partner with healthcare insurance companies either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,130 O&P provider locations, including over 400 independent providers. As of March 31, 2013, we had 56 contracts with national and regional providers.

Products & Services

Our Products & Services segment is the combination of our previously reported Distribution segment and Therapeutic Solutions segment. Through our distribution business, we distribute O&P components both to independent customers and to our own patient care clinics.  We also provide rehabilitative solutions to the O&P market and the post-acute rehabilitation market while being a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. Our distribution business maintains approximately 30,000 individual SKUs in inventory which are manufactured by more than 390 different companies. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas allow us to deliver products via ground shipment anywhere in the contiguous United States within two business days.

Our distribution business enables us to:

•                  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

•                  reduce our patient care clinic inventory levels and improve inventory turns;

•                  manage inventory quality;

•                  encourage our patient care clinics to use the most clinically appropriate products; and

•                  coordinate new product development efforts with key vendor “partners”.

Marketing of our services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues, and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

Our rehabilitative solutions business is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology; evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We serve more than 4,600 skilled nursing facilities nationwide, including 21 of the 25 largest national providers. Our contracts contain negotiated pricing and service levels with terms ranging from one to five years, generally billed to our customers monthly, and revenue is recognized based upon the contractual terms of the agreements.

We also have a product development business specializing in the commercialization of emerging products in the O&P and Rehabilitation markets. Working with inventors under licensing and consulting agreements, we commercialize the design, obtain regulatory approvals, develop clinical protocols for the technology, and then introduce the devices to the marketplace through a variety of distribution channels. We currently have two commercial products: the WalkAide System which benefits patients with a condition referred to as drop foot, and the V-Hold which is active vacuum technology used in lower extremity prosthetic devices.

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

•                  Revenue Recognition:  Revenues in our Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices and are recorded net of all contractual adjustments and discounts. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. In our Products & Services segment, revenues on the distribution of O&P devices to customers are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received and the amount established for anticipated returns. Discounted sales are recorded at net realizable value. We also derive revenue from leasing rehabilitation technology combined with clinical therapy programs and education and training, which is recorded on a monthly basis according to terms of the contracts with our customers.

•                  Accounts Receivable: Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. Accounts receivable balances are periodically evaluated to assess collectability. In addition to the actual bad debt expense recognized during collection activities, we estimate the amount of potential bad debt expense that may occur in the future. This estimate is based upon our historical experience as well as a review of our receivable balances.

On a monthly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of our allowance for doubtful accounts. Additionally, a company-wide evaluation of collectability of receivable balances older than 180 days is performed at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, we may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In cases where valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

The following represents the composition of our accounts receivable balance by type of payor:

March 31, 2013
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$45,156	$9,643	$13,341	$68,140
Private pay	7,172	4,766	7,371	19,309
Medicaid	12,816	3,402	4,549	20,767
Medicare	30,531	3,965	13,572	48,068
VA	1,997	611	548	3,156
Products and Services
Trade accounts receivable	11,242	2,822	4,604	18,668
	$108,914	$25,209	$43,985	$178,108

December 31, 2012
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$56,326	$11,413	$13,355	$81,094
Private pay	5,928	4,955	6,655	17,538
Medicaid	12,879	3,468	3,519	19,866
Medicare	29,910	6,118	9,494	45,522
VA	2,270	608	353	3,231
Products and Services
Trade accounts receivable	12,556	3,149	4,091	19,796
	$119,869	$29,711	$37,467	$187,047

•                  Inventories:  Inventories in the Patient Care segment consisting principally of raw materials and work-in-process are valued based on the gross profit method which approximates lower of cost or market using the first-in first-out method. The Company applies the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period except on October 31st, which is the date of our physical inventory. The annual physical inventory for this segment values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to our books are treated as changes in accounting estimates and are recorded in the fourth quarter. The October 31st inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

Inventories in the Products & Services segments consist principally of finished goods which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. We assess goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  As of October 1, 2012, there were no indicators of impairment as the fair values of the reporting units were substantially in excess of their carrying values.

Non-compete agreements are recorded when we enter into the agreement and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 14 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

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

Guidance and Outlook

The Company expects 2013 revenues of between $1.06 and $1.08 billion, resulting from 3% to 5% same center sales growth in its Patient Care segment, along with 3% to 5% growth in its Products & Services segment. The Company anticipates adjusted diluted earnings per share between $2.02 and $2.09 for 2013, excluding approximately $0.05 for training costs related to the implementation of Janus, a new clinic management system, and an increase in adjusted operating margins of between 30 to 50 basis points. The Company anticipates generating cash flow from operations of between $80 million and $100 million in 2013 and investing a total of $40 million to $50 million in capital additions.  During 2013 the Company will continue its acquisition program with a goal of closing acquisitions that total approximately $20 million in annualized revenues.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Income and Comprehensive Income as a percentage of our net sales:

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Material costs	29.0	30.6
Personnel costs	38.5	37.2
Other operating expenses	18.8	18.4
Acquisition expenses	0.0	0.0
Depreciation and amortization	4.0	3.8
Income from operations	9.7	10.0
Interest expense, net	3.4	3.6
Income before taxes	6.3	6.4
Provision for income taxes	2.2	2.4
Net income	4.1%	4.0%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Sales.  Net sales for the three months ended March 31, 2013 increased $15.4 million, or 7.1%, to $233.5 million from $218.1 million for the three months ended March 31, 2012.  This increase was due to a $16.7 million, or 9.5%, increase in the Patient Care segment, and a $1.3 million offset, or 3.0%, decrease in sales in the Products & Services segment. The increase in sales in the Patient Care segment was a result of an increase in same store sales and the impact of 2012 O&P acquisitions, including a number of former customers of the Products & Services segment. The decrease in sales in the Products & Services segment was a result of a number of its largest independent O&P customers being acquired by the Patient Care segment during 2012 and additional pressure put on independent O&P customers by the continuation of the CMS Recovery Audit Contractor (RAC) program.

Material Costs.  Material costs for the three months ended March 31, 2013 was $67.7 million, an increase of $1.0 million over $66.7 million for the three months ended March 31, 2012 primarily due to sales growth. Material costs as a percentage of net sales decreased 160 basis points primarily due to a reduction in product cost arising from an effort to further consolidate our purchasing power and the impact of 2012 O&P acquisitions, which had a lower material costs than the consolidated percentage.

Personnel Costs.  Personnel costs for the three months ended March 31, 2013 increased by $8.8 million to $90.0 million from $81.2 million for the three months ended March 31, 2012.  As a percentage of net sales, personnel costs increased 130 basis points to 38.5% in 2013 from 37.2% in 2012. The increase was primarily due to merit and staffing increases related to acquisitions made in 2012 and increased healthcare costs.

Other Operating Expenses.  Other operating expenses, which are comprised primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $3.6 million to $43.7 million, or 18.8% of net revenues, in the first quarter of 2013 compared to $40.1 million, or 18.4% of net revenues, in the first quarter of 2012.  The increase is primarily attributable to a $2.2 million increase in rent expenses and a $1.2 million increase in bonus expenses.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2013 increased $1.0 million, to $9.3 million, compared to $8.3 million in the first quarter of 2012. The increase was primarily due to software, leasehold improvements, and machinery and equipment purchased over the last 12 months.

Income from Operations.  Income from operations increased $1.0 million, to $22.7 million, for the three months ended March 31, 2013 compared to $21.7 million for the three months ended March 31, 2012 due primarily to increased sales volume.

Interest Expense.  Interest expense remained consistent at $7.8 million for the three months ended March 31, 2013, compared to $7.8 million, for the three months ended March 31, 2012, as variable interest rate and outstanding levels of debt were comparable in the two periods.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2013 was $5.5 million, or 36.5% of pre-tax income, compared to $5.3 million, or 38.1% of pre-tax income, for the three months ended March 31, 2012. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due the reinstatement of the 2012 federal Research and Development Tax Credit.

Net Income.  Net income increased $0.9 million, to $9.5 million, for three months ended March 31, 2013, from $8.6 million for the three months ended March 31, 2012, due to the reasons noted above.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at March 31, 2013 was $265.7 million, compared to $250.9 million at March 31, 2012. The increase in working capital is primarily due to increases in cash, inventory, and accounts receivable due to the growth of the business and acquisitions completed in 2012. Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the three months ended March 31, 2013 increased to 56 days from 51 days for the same period last year. The increase in DSO is primarily related to an increase in CMS Recovery Audit Contractor (RAC) audits, which review claims submitted to Medicare. Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2013 compared to $1.3 million for the same period in the prior year. The increase in cash provided by operating activities in the current year resulted primarily from increased net income.

Net cash used in investing activities was $5.3 million for the three months ended March 31, 2013, compared to $10.8 million in the prior year. In the first three months of 2013, we did not acquire O&P companies.  During the same period in 2012, we acquired two patient care clinics for an aggregate purchase price of $2.0 million. Additionally, in 2013, we invested $5.4 million in capital assets, compared to $5.3 million for the same period in 2012.

Net cash used in financing activities was $1.1 million and $1.1 million for the quarters ended March 31, 2013 and 2012, respectively. During the first quarter of 2013 we: (i) repaid $0.8 million related to term loan borrowings under our credit facilities (“Term Loans”); (ii) made $1.4 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $1.2 million of proceeds from the exercise of stock options issued under employee stock compensation plans. During the first quarter of 2012 we: (i) repaid $1.5 million related to term loan borrowings under our credit facilities (“Term Loans”); (ii) made $0.5 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $0.6 million of proceeds from the exercise of stock options issued under employee stock compensation plans.

Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2013	2012
	(Unaudited)
Revolving Credit Facility	$—	$—
Term Loan	292,550	293,300
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	25,936	27,346
Total Debt	518,486	520,646
Less current portion	(11,528)	(11,082)
Long Term Debt	$506,958	$509,564

Revolving Credit Facility

The $100.0 million Revolving Credit Facility matures on December 1, 2015 and bears interest at LIBOR plus 3.25%, or the applicable rate (as defined in the Credit Agreement). The Revolving Credit Facility requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00.  As of March 31, 2013, the Company was in compliance with these covenants.  As of March 31, 2013, the Company had $99.5 million available under this facility. This availability as of March 31, 2012 was net of standby letters of credit of approximately $0.5 million. As of March 31, 2013, the Company had no funds drawn on the Revolving Credit Facility. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

Term Loan

The $300.0 million Term Loan Facility matures on December 1, 2016 and requires quarterly principal payments of $0.75 million.  From time to time, mandatory prepayments may be required as a result of excess free cash flow as defined in the Credit Agreement, certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during the first quarter of 2013 or 2012. The Term Loan Facility bears interest at LIBOR plus 3.0%, or the applicable rate (as defined in the Credit Agreement), and includes a 1.0% LIBOR floor. As of March 31, 2013, the interest rate on the Term Loan Facility was 4.0%. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected interest in the equity interests of the Company’s subsidiaries, all of the Company’s assets, and all the assets of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s current and future subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest to the redemption date with the proceeds of a public offering of its equity securities. On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium, as described in further detail in the Company’s Annual Report on form 10-K for the year ended December 31, 2012.

Subsidiary Guarantees

The Revolving and Term Loan Facilities and the 7 1/8% Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included as the parent company does not have independent assets or operations. The guarantees are full and unconditional and joint and several. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. At March 31, 2013, the Company was in compliance with all covenants under these debt agreements.

General

As of March 31, 2013, $292.6 million, or 56.4%, of our total debt of $518.5 million was subject to variable interest rates based on a LIBOR floor of 1%, plus a 3% spread. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Because of the favorable interest rate environment, we are currently considering refinancing our Term Loan and Revolving Credit Facilities.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2013 (unaudited):

Payments Due by Period

(In thousands)	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total

Long-term debt	$8,952	$10,972	$10,474	$287,607	$630	$199,851	$518,486
Interest payments on long-term debt (1)	23,635	26,355	25,979	24,262	14,282	12,502	127,015
Operating leases	46,183	37,832	27,388	20,323	14,811	29,137	175,674
Capital leases	865	750	705	659	605	1,942	5,526
Other long-term obligations (2)	14,069	11,902	8,907	3,800	3,800	15,159	57,637
Total contractual cash obligations	$93,704	$87,811	$73,453	$336,651	$34,128	$258,591	$884,338

(1) Interest projections were based on the assumptions that the future interest rate for the Term Loan will remain at the current rate of 4%, which is the Company’s estimate for such period based on current and projected LIBOR rates.

(2) Other long-term obligations include commitments under our SERP plan in addition to IT and telephone contracts. Refer to Note K of the Company’s Annual Report on Form 10-K for additional disclosure on the SERP plan.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient care clinics, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health-care industry, uncertainties inherent in incomplete investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver and Subordinated Seller Notes. As of March 31, 2013, we had cash flow exposure to the changing interest rates on the $292.6 million borrowed under the Term Loan Facility. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of March 31, 2013 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. The LIBOR floor and applicable rate pursuant to the Term Loans under the Credit Agreement prevents the rate from dropping below 4.0%. As of March 31, 2013, the current LIBOR and applicable rate, is 4.0%; therefore, a 80 BPS increase or decrease in LIBOR would not reduce or increase estimated annual cash flows related to the outstanding balance on the Term Loan Facility.

	Annual Interest Expense Given an Interest Rate				Annual Interest Expense Given an Interest
Cash Flow Risk	Decrease of X Basis Points			No Change in	Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan	$11,702	$11,702	$11,702	$11,702	$11,702	$12,287	$13,750

ITEM 4.                Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013 as a result of the material weakness in our internal controls over financial reporting relating to the valuation of work-in-process inventory. Additional details are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under Part II, Item 9A.

Status of Remediation of Material Weakness

As of March 31, 2013, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 related to the proper valuation of work-in-process inventory. Management has implemented additional quarterly reviews, analysis and calculations surrounding the valuation of the work-in-process inventory to account for the changing sales volume from period to period. Management believes these measures will remediate the material weakness identified in the Form 10-K Annual report. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or determine to modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there were no changes in the Company’s internal control over financial reporting, beyond those remediation processes discussed above, that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 40.2% and 41.2% of our net sales for the three months ended March 31, 2013 and 2012, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index— Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price (decreases)/increases for 2013, 2012, and 2011 were 0.8%, 2.4%, and (0.1%) respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

In addition to the risks to our Patient Care segment businesses discussed above, changes in government reimbursement levels could also adversely affect the net sales, cash flows and profitability of our Products & Services segment business. In particular, a significant majority of ACP’s sales involve devices and related services provided to skilled nursing facilities (SNFs) and similar businesses. Reductions in government reimbursement levels to SNFs could cause such SNFs to reduce or cancel their use of ACP’s devices and modalities, negatively impacting net sales, cash flows and profitability. For example in July 2011 CMS announced an across the board reduction of approximately 10% in SNF reimbursement levels, negatively impacting the demand for ACP’s devices and treatment modalities. We cannot predict whether any other modifications to reimbursement levels will be implemented, or if implemented what form any modifications might take.

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our indebtedness.

We have substantial debt. As of March 31, 2013, we had approximately $518.5 million of total indebtedness and $99.5 million available under our Revolving Credit Facility.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)

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

HANGER, INC.

Dated: May 9, 2013	/s/Vinit K. Asar
Vinit K. Asar
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2013	/s/George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)