Form 10-Q
period 2013-06-30
HANGER, INC.
filed 2013-08-07
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013 34,757,520 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,766	$19,211
Restricted cash	3,120	3,120
Accounts receivable, less allowance for doubtful accounts and disallowed sales of $25,485 and $21,379 in 2013 and 2012, respectively	170,601	165,668
Inventories	137,557	127,295
Prepaid expenses, other assets, and income taxes receivable	18,333	15,673
Deferred income taxes	30,920	27,685
Total current assets	366,297	358,652

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	8,896	8,896
Furniture and fixtures	19,956	19,582
Machinery and equipment	61,572	60,364
Equipment leased to third parties under operating leases	35,662	34,827
Leasehold improvements	79,491	74,615
Computer and software	106,569	98,186
Total property, plant and equipment, gross	312,940	297,264
Less accumulated depreciation	197,698	182,803
Total property, plant and equipment, net	115,242	114,461

INTANGIBLE ASSETS
Goodwill	676,190	674,774
Patents and other intangible assets, less accumulated amortization of $23,974 and $20,643 in 2013 and 2012, respectively	61,262	64,281
Total intangible assets, net	737,452	739,055

OTHER ASSETS
Debt issuance costs, net	9,424	14,033
Other assets	11,209	11,126
Total other assets	20,633	25,159

TOTAL ASSETS	$1,239,624	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$13,802	$11,082
Accounts payable	34,314	28,923
Accrued expenses	24,496	22,357
Accrued interest payable	2,205	3,041
Accrued compensation related costs	24,940	41,784
Total current liabilities	99,757	107,187

LONG-TERM LIABILITIES
Long-term debt, less current portion	490,672	509,564
Deferred income taxes	76,509	77,730
Other liabilities	39,638	39,752
Total liabilities	706,576	734,233

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 36,031,041 and 35,617,884 shares issued and outstanding at 2013 and 2012, respectively	360	356
Additional paid-in capital	286,467	280,084
Accumulated other comprehensive loss	(1,919)	(1,919)
Retained earnings	248,796	225,229
	533,704	503,750
Treasury stock at cost (141,154 shares at 2013 and 2012)	(656)	(656)
Total shareholders’ equity	533,048	503,094

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,239,624	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$273,735	$251,754	$507,270	$469,845
Material costs	79,446	72,899	147,184	139,597
Personnel costs	93,176	83,435	183,129	164,588
Other operating expenses	54,959	51,256	98,802	91,475
Depreciation and amortization	9,510	8,438	18,795	16,723
Income from operations	36,644	35,726	59,360	57,462

Interest expense	7,708	7,684	15,485	15,461
Extinguishment of debt	6,645	—	6,645	—
Income before taxes	22,291	28,042	37,230	42,001

Provision for income taxes	8,212	10,656	13,661	15,980
Net income	$14,079	$17,386	$23,569	$26,021

Other comprehensive income	—	—	—	—
Comprehensive income	$14,079	$17,386	$23,569	$26,021

Basic Per Common Share Data
Net income	$0.40	$0.51	$0.68	$0.76
Shares used to compute basic per common share amounts	34,849,659	34,268,941	34,724,077	34,110,820

Diluted Per Common Share Data
Net income	$0.40	$0.50	$0.67	$0.75
Shares used to compute diluted per common share amounts	35,307,697	34,720,489	35,225,871	34,637,769

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$23,569	$26,021
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	169	1
Reduction of seller notes and earnouts	(57)	(870)
Provision for doubtful accounts and disallowed sales	14,905	12,925
Provision for deferred income taxes	(2,564)	—
Depreciation and amortization	18,795	16,723
Amortization of debt issuance costs	8,273	1,726
Compensation expense on stock options and restricted stock units	4,060	4,014
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(18,026)	(16,190)
Inventories	(7,940)	(12,053)
Prepaid expenses, other current assets, and income taxes	(2,746)	1,467
Accounts payable	7,611	2,327
Accrued expenses and accrued interest payable	(202)	1,201
Accrued compensation related costs	(18,612)	(12,562)
Other	409	2,271
Net cash provided by operating activities	27,644	27,001

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(15,939)	(14,907)
Purchase of equipment leased to third parties under operating leases	(2,106)	(1,063)
Acquisitions and contingent considerations (net of cash acquired)	(4,741)	(6,395)
Restricted cash	—	(3,120)
Proceeds from sale of property, plant and equipment	894	—
Net cash used in investing activities	(21,892)	(25,485)

Cash flows from financing activities:
Borrowings under term loan	225,000	—
Repayment of term loan	(293,300)	(2,200)
Borrowings under revolving credit agreement	120,000	—
Repayments under revolving credit agreement	(65,000)	—
Repayment of seller’s notes and other contingent considerations	(4,042)	(2,451)
Repayment of capital lease obligations	(411)	(168)
Deferred financing costs	(3,665)	—
Excess tax benefit from stock-based compensation	2,159	448
Proceeds from issuance of common stock	1,628	1,572
Purchase and retirement of treasury stock	(1,566)	—
Net cash used in financing activities	(19,197)	(2,799)

Decrease in cash and cash equivalents	(13,445)	(1,283)
Cash and cash equivalents, at beginning of period	19,211	42,896
Cash and cash equivalents, at end of period	$5,766	$41,613

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:

Issuance of restricted stock units of common stock	10,997	5,478

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of June 30, 2013, and for the three and six month periods ended June 30, 2013 and 2012 have been prepared by Hanger, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restatement and Revision of Previously Reported Consolidated Financial Information

During the fourth quarter of 2012, the Company identified adjustments necessary to correct prior periods for the overstatement of the value of work-in-process inventory at December 31, 2011 and 2010. The Company assessed the materiality of the errors on previously reported periods and concluded the impact was not material to any prior annual consolidated financial statements. Management, however, deemed the impact of this error on the consolidated financial statements for the three months ended March 31, 2012 and 2011 to be material and restated the first quarter 2012 and 2011 financial results in the restated Quarterly Report on Form 10-Q/A, filed with the SEC on March 22, 2013 (the “Amended Filing”). These errors had no impact on operating cash flows for any of the periods. The impact of the error on the Statements of Income and Comprehensive Income for the six month period ended June 30, 2012 is shown in the table below (in 000’s). The impact of the errors is included in the results of the Patient-Care Services segment in Note K. The error did not have an impact on the Consolidated Balance Sheets as of June 30, 2012.

	Six Months Ended June 30, 2012
(in thousands, except per share amounts)	As Previously Reported	As Revised
Material costs	$136,998	$139,597
Personnel costs	$167,054	$164,588
Other operating expenses	$93,389	$91,475
Income from operations	$55,682	$57,462
Income before taxes	$40,221	$42,001
Provision for income taxes	$15,280	$15,980
Net income	$24,941	$26,021
Basic earnings per share	$0.73	$0.76
Diluted earnings per share	$0.72	$0.75

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

Credit Risk

The Company primarily provides O&P (orthotics and prosthetics) devices and services and products throughout the United States of America and is reimbursed by the patients’ third-party and private payors insurers, governmentally funded health insurance programs, and, for those products distributed through the Products & Services business, by independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing facilities in the United States primarily through operating leases. The Company performs ongoing credit evaluations of its Products & Services segment customers. Accounts receivable are not collateralized. The ability of the Company’s debtors to meet their obligations is dependent upon their financial stability which could be affected by future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations.

Inventories

Inventories in the Patient Care segment consisting principally of raw materials and work-in-process, which amounted to $108.2 million and $96.6 million as of June 30, 2013 and December 31, 2012, respectively, are valued based on the gross profit method which approximates lower of cost or market using the first-in first-out method. The Company applies the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period, except on October 31, which is the date of the Company’s annual physical inventory. The annual physical inventory for this segment values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The October 31 inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

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

Financial Instruments

Assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, are $2.5 million and $11.0 million, respectively, and are comprised of cash equivalent money market investments. The money market investments are based on Level 1 observable market prices and are equivalent to one dollar. The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments.  During the quarter, the Company refinanced its credit facilities by replacing its $300.0 million Term Loan and $100.0 million Revolving Credit Facility with a $225.0 million Term Loan Facility and a $200.0 million Revolving Credit Facility.  See Note F for further information.

•                  The carrying values of the Company’s outstanding Term Loans as of June 30, 2013 and December 31, 2012, were $225.0 million and $293.0 million, respectively. The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

•                  The carrying values of the Company’s outstanding Revolving Credit Facilities as of June 30, 2013 and December 31, 2012, were $55.0 million and $0 million, respectively.  The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

•                  The carrying value of the Senior Notes was $200.0 million as of June 30, 2013 and December 31, 2012.  The fair value of the Senior Notes, based on a Level 1 quoted market price, was $214.0 million and $211.5 million as of June 30, 2013 and December 31, 2012.

•                  Seller Notes are recorded at contractual carrying values of $24.5 million and $27.3 million as of June 30, 2013 and December 31, 2012, respectively, and carrying value approximates fair value for similar debt in all material respects.  The Company estimates fair value of the seller notes with a discounted cash flow model using unobservable rates and has determined these represent Level 3 measurements.

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

Revenues on the distribution of O&P devices to customers are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received. Discounted sales are recorded at net realizable value. Revenues derived from leasing rehabilitation technology combined with clinical therapy programs and education and training are recorded on a monthly basis according to terms of the contracts with the Company’s customers.  The contracts contain negotiated pricing and service levels with terms ranging from one to five years, generally billed to the Company’s customers monthly, and revenue is recognized based upon the contractual terms of the agreements.

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

On a quarterly basis, the Company evaluates cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts and disallowed sales. Additionally, an evaluation of collectability of receivable balances older than 180 days is performed at the Company’s O&P clinics at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, the Company may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In the cases when valid accounts receivable cannot be collected, the uncollectible account is written off.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future minimum lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Income and Comprehensive Income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. The Company assess goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  There were no impairment indicators since the last annual impairment test on October 1, 2012.

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes a valuation allowance on the deferred tax assets if it is more likely than not that the assets will not be realized in future years. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangibles for Impairment”. This ASU amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this new guidance in the first quarter of 2013, and the adoption did not have a material impact the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-2, “Other Comprehensive Income.” This ASU amends ASC 220, “Comprehensive Income,” and supersedes ASU 2011-05 “Presentation of Comprehensive Income” and ASU 2011-12 “Comprehensive Income,” to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance requires an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The amendments in this ASU were effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this guidance and its implementation did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued new accounting guidance that requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completes its annual goodwill and indefinite lived intangible impairment analysis in the fourth quarter of each year. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  No triggering events have transpired since December 31, 2012.  Goodwill allocated to the Company’s operating segments for the six months ended June 30, 2013 and 2012 are as follows:

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2012	$538,492	$136,282	$674,774
Additions due to acquisitions	2,711	—	2,711
Adjustments	(1,295)	—	(1,295)
Balance at June 30, 2013	$539,908	$136,282	$676,190

	Patient Care	Products & Services	Total
Balance at December 31, 2011	$474,166	$135,318	$609,484
Additions due to acquisitions	4,807	964	5,771
Contingent considerations (1)	477	—	477
Balance at June 30, 2012	$479,450	$136,282	$615,732

(1) Contingent consideration relates to acquisitions completed prior to the adoption of ASC 805.

The balances related to intangible assets as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Lists	$47,252	$(9,760)	$37,492	$48,044	$(7,846)	$40,198
Trade Name	9,895	—	9,895	9,070	—	9,070
Patents and Other Intangibles	28,089	(14,214)	13,875	27,810	(12,797)	15,013
	85,236	(23,974)	61,262	84,924	(20,643)	64,281

Customer lists are amortized over their estimated period of benefit, generally 10 to 14 years.  Patents are amortized using the straight-line method over 5 years.  Total intangible amortization expenses were $3.3 million and $2.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  The weighted average life of the additions to customer lists, patents and other intangibles is 7.7 years.

NOTE D — INVENTORIES

Inventories recorded using the gross profit method primarily consists of raw materials and work-in-process held by the Patient Care segment.  Inventories using the perpetual method primarily consists of finished goods held by the Products and Services segment.  A description of the Company’s inventory valuation methodologies are presented in Note B.

(In thousands)	June 30, 2013	December 31, 2012

Raw materials	$43,533	$41,372
Work in process	66,183	56,931
Finished goods	27,841	28,992
	$137,557	$127,295

NOTE E — ACQUISITIONS

During the six months ended June 30, 2013, the Company acquired two O&P companies, operating a total of nine patient care clinics. The aggregate purchase price for these O&P businesses was $6.9 million. Of this aggregate purchase price, $0.3 million consisted of promissory notes, $1.8 million is made up of contingent consideration payable within the next two years and $4.8 million was paid in cash. The Company recorded approximately $2.7 million of goodwill related to these acquisitions, and the expenses incurred related to these acquisitions were insignificant and were included in other operating expenses.

During the six months ended June 30, 2012, the Company acquired five O&P companies, operating a total of eight patient care clinics. The aggregate purchase price for these O&P businesses was $8.6 million. Of this aggregate purchase price, $1.2 million consisted of promissory notes, $1.8 million was made up of contingent consideration payable within the next five years, and $5.6 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $5.5 million of goodwill related to these acquisitions, and the expenses incurred related to this acquisition were insignificant and were included in other operating expenses.

The results of operations for this acquisition are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. For acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments in connection with contingent consideration agreements of $0.9 million in the first six months of 2013 and $0.8 million in the same period 2012. As of June 30, 2013 the Company has accrued a total of $5.7 million related to contingent consideration provisions related to acquisitions made in prior periods.

NOTE F — LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2013	2012

Revolving Credit Facility	$55,000	$—
Term Loan	225,000	293,300
7 1/8 % Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	24,474	27,346
Total Debt	504,474	520,646
Less current portion	(13,802)	(11,082)
Long Term Debt	$490,672	$509,564

Refinancing

During the second quarter of 2013, the Company refinanced its bank credit facilities through a new 5 year credit agreement that increased its senior secured facilities to an aggregate principal amount of up to $425.0 million from $400.0 million previously.  The new credit agreement includes a $200.0 million revolving credit facility and a $225.0 million term loan facility. Each new facility matures on June 17, 2018 and is subject to a leveraged-based pricing grid, with initial pricing of LIBOR plus 1.75%. The credit agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00.  As of June 30, 2013, the Company was in compliance with the credit agreement covenants. The proceeds of the refinancing were used to repay the existing term loan and fund working capital requirements. In conjunction with the refinancing, the Company incurred a pre-tax non-cash charge of approximately $6.6 million during the second quarter of 2013 related to the write-off of existing debt issuance costs associated with its previous credit agreement, however, no prepayment penalties were incurred.

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  As of June 30, 2013, the Company had $144.6 million available under this facility. The amounts outstanding under the Revolving Credit Facility as of June 30, 2013 were $55.0 million, net of standby letters of credit of approximately $0.4 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

Term Loan

The $225.0 million Term Loan Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  Quarterly principal payments ranging from 0.625% to 3.750% are required throughout the life of the Term Loan, commencing September 30, 2013.  From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during the second quarter of 2013. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8 % Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

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

Subsidiary Guarantees

The Revolving Credit Facility, Term Loan Facilities and the 7 1/8 % Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included as the parent company does not have independent assets or operations. The guarantees are full and unconditional and joint and several. There are no restrictions on the ability of the Company’s subsidiaries to transfer cash to the Company or to co-guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. At June 30, 2013, the Company was in compliance with all covenants under these debt agreements.

NOTE G — COMMITMENTS AND CONTINGENT LIABILITIES

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

On May 20, 2013, the Staff of the SEC’s Division of Enforcement informed the Company that it was conducting an investigation of the Company and made a request for a voluntary production of documents and information concerning the Company’s calculations of bad debt expense and allowance for doubtful accounts.  The Company is cooperating fully with the SEC Staff.

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

NOTE H — NET INCOME PER COMMON SHARE

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

Net income per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012

Net income	$14,079	$17,386	$23,569	$26,021

Shares of common stock outstanding used to compute basic per common share amounts	34,849,659	34,268,941	34,724,077	34,110,820
Effect of dilutive restricted stock units and options (1)	458,038	451,548	501,794	526,949
Shares used to compute dilutive per common share amounts	35,307,697	34,720,489	35,225,871	34,637,769

Basic income per share	$0.40	$0.51	$0.68	$0.76
Diluted income per share	$0.40	$0.50	$0.67	$0.75

(1) There were no anti-dilutive options for the three or six month periods ended June 30, 2013 and 2012.

NOTE I — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Benefit cost and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30:

	2013	2012
Discount rate	3.25%	3.90%
Average rate of increase in compensation	3.00%	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect the Company’s benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the six months ended June 30, 2013 and 2012:

(In thousands)
Net benefit cost accrued at December 31, 2012	$22,377
Service cost	169
Interest cost	173
Payments	(705)
Net benefit cost accrued at March 31, 2013	$22,014
Service cost	246
Interest cost	173
Payments	$—
Net benefit cost accrued at June 30, 2013	$22,433

(In thousands)
Net benefit cost accrued at December 31, 2011	$20,230
Service cost	230
Interest cost	190
Payments	(525)
Net benefit cost accrued at March 31, 2012	$20,125
Service cost	230
Interest cost	190
Payments	(180)
Net benefit cost accrued at June 30, 2012	$20,365

NOTE J - STOCK-BASED COMPENSATION

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

As of June 30, 2013, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1.5 million shares have been issued. During the first six months of 2013, the Company issued approximately 0.4 million shares of restricted stock units under the 2010 Plan. The total fair value of these grants is $12.1 million. Total unrecognized share-based compensation cost related to unvested restricted stock units was approximately $18.1 million as of June 30, 2013 and is expected to be expensed as compensation expense over approximately four years.

For the six months ended June 30, 2013 and 2012, the Company has included approximately $4.1 million and $4.0 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted stock units grants.

NOTE K — SEGMENT AND RELATED INFORMATION

The Company has identified two operating segments and both performance evaluation and resource allocation decisions are determined based on each operating segment’s income from operations. The operating segments are described further below:

Patient Care —This segment consists of (i) the Company’s owned and operated patient care clinics and other O&P operations and (ii) its contracting and network management business.  The patient care clinics provide services to design and fit O&P devices to patients. These clinics also instruct patients in the use, care and maintenance of the devices. The principal reimbursement sources for the Company’s services are:

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

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.6% and 41.3%, of the Company’s net sales for the six months ended June 30, 2013 and 2012, respectively.

The Company’s contract and network management business is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies. The Company partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. The Company’s network now includes approximately 1,135 O&P provider locations, including over 400 independent providers. As of June 30, 2013, the Company had 57 contracts with national and regional providers.

Products & Services—This segment consists of the Company’s distribution business, which distributes and fabricates O&P products and components for both the O&P industry and the Company’s own patient care clinics, and the Company’s rehabilitation solutions business. Rehabilitation solutions leases rehabilitation equipment and provides evidence-based clinical programs to post-acute rehabilitation service providers. This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

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

(In thousands)	Patient Care	Products & Services	Other	Consolidating Adjustments	Total

Three Months Ended June 30, 2013
Net sales
Customers	$231,090	$42,645	$—	$—	$273,735
Intersegments	—	58,849	—	(58,849)	—
Depreciation and amortization	4,067	3,343	2,100	—	9,510
Income (loss) from operations	41,620	11,065	(15,763)	(278)	36,644
Interest (income) expense	7,674	3,337	(3,303)	—	7,708
Extinguishment of debt	—	—	6,645	—	6,645
Income (loss) before taxes	33,946	7,728	(19,105)	(278)	22,291

Three Months Ended June 30, 2012
Net sales
Customers	$207,985	$43,769	$—	$—	$251,754
Intersegments	—	54,147	—	(54,147)	—
Depreciation and amortization	3,388	3,036	2,014	—	8,438
Income (loss) from operations	39,054	10,414	(13,574)	(168)	35,726
Interest (income) expense	7,552	2,265	(2,133)	—	7,684
Income (loss) before taxes	31,502	8,149	(11,441)	(168)	28,042

Six Months Ended June 30, 2013
Net sales
Customers	$424,303	$82,967	$—	$—	$507,270
Intersegments	—	109,933	—	(109,933)	—
Depreciation and amortization	8,133	6,546	4,116	—	18,795
Income (loss) from operations	67,008	20,540	(27,647)	(541)	59,360
Interest (income) expense	15,424	6,673	(6,612)	—	15,485
Extinguishment of debt	—	—	6,645	—	6,645
Income (loss) before taxes	51,584	13,867	(27,680)	(541)	37,230

Capital expenditures	6,944	1,221	9,880	—	18,045

Six Months Ended June 30, 2012
Net sales
Customers	$384,504	$85,341	$—	$—	$469,845
Intersegments	—	102,560	—	(102,560)	—
Depreciation and amortization	6,814	6,034	3,875	—	16,723
Income (loss) from operations	64,331	19,224	(25,648)	(445)	57,462
Interest (income) expense	15,135	4,537	(4,211)	—	15,461
Income (loss) before taxes	49,196	14,687	(21,437)	(445)	42,001

Capital expenditures	4,677	1,579	9,714	—	15,970

Total Assets
June 30, 2013	1,442,160	358,399	—	(560,935)	1,239,624
December 31, 2012	1,389,223	336,318	—	(488,214)	1,237,327

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

Business Overview

General

The goal of Hanger, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. We provide orthotic and prosthetic (O&P) patient care services, distribute O&P devices and components, manage O&P networks, and provide rehabilitative solutions to the broader post-acute market. For the three and six month periods ended June 30, 2013, our net sales were $273.7 million and $507.3 million, respectively, and we recorded net income of $14.1 million and $23.6 million, respectively.  For the three and six month periods ended June 30, 2012, our net sales were $251.8 million and $469.8 million, respectively, and we recorded net income of $17.4 million and $26.0 million, respectively.

We have two segments—Patient Care and Products & Services. Our Patient Care segment is comprised of our patient care clinics and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 730 O&P patient care clinics located in 45 states and the District of Columbia and six strategically located distribution facilities. For the three and six month periods ended June 30, 2013, net sales to customers attributable to our Patient Care segment were $231.1 million and $424.3 million, respectively.  For the three and six month periods ended June 30, 2012, net sales to customers attributable to our Patient Care segment were $208.0 million and $384.5 million, respectively.

Our Products & Services segment is comprised of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 4,600 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S. This segment also develops neuromuscular technologies through independent research. For the three and six month periods ended June 30, 2013, net sales to customers attributed to Products & Services segment were $42.6 million and $83.0 million, respectively. For the three and six month periods ended June 30, 2012, net sales to customers attributed to Products & Services segment were $43.8 million and $85.3 million, respectively. See Note K for our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We estimate that approximately $4.3 billion is spent in the United States each year for orthotic and prosthetic products and services. Our Patient Care segment, currently capturing an approximate 20% share of the market, provides a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in the acute, post-acute, and patient care clinic settings.

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

We estimate that approximately $2.1 billion is spent in the United States each year, principally by care providers, for O&P products, components, devices and supplies. Our Products & Services segment distributes O&P products, components, devices and supplies to independent customers and to our patient care clinics. Our distribution sales account for approximately 5% of the market outside of the Company.

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

Business Description

Patient Care

Our Patient Care segment, which is now comprised of our patient care clinics and other O&P operations and our contracting and network management business, provides O&P patient care services through over 730 patient care clinics and over 1,275 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. Our patient care clinics also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly enhance the rehabilitation process. The quality of our services and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients and referring physicians.  A listing of our principal reimbursement sources for our services is described in Note K.

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.6% and 41.3% of our net sales for the six months ended June 30, 2013 and 2012, respectively. These payors set reimbursement levels for O&P services and products using a series of codes which designate the type of product and service being delivered. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price increase/(decreases) for 2013, 2012, and 2011were 0.8%, 2.4%, and (0.1%), respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Our contract and network management business is the only network management company dedicated solely to serving the O&P market for national and regional insurance companies. We partner with healthcare insurance companies either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,135 O&P provider locations, including over 400 independent providers. As of June 30, 2013, we had 57 contracts with national and regional providers.

Products & Services

Our Products & Services segment is the combination of our previously reported Distribution segment and Therapeutic Solutions segment. Through our distribution business, we distribute O&P components both to independent customers and to our own patient care clinics.  We also provide rehabilitative solutions to the O&P market and the post-acute rehabilitation market while being a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. Our distribution business maintains over 26,000 individual SKUs in inventory, which are manufactured by more than 390 different companies. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas allow us to deliver products via ground shipment anywhere in the contiguous United States within two business days.

Our distribution business enables us to:

•                  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

•                  manage our patient care clinic inventory levels and improve inventory turns;

•                  improve inventory quality;

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

•                  Revenue Recognition:  Revenues in our Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices and are recorded net of all known contractual adjustments and discounts. The sale of O&P devices includes the design, fabrication, assembly, fitting and delivery of a wide range of braces, limbs and other devices. Revenues from the sale of these devices are recorded when (i) acceptance by and delivery to the patient has occurred; (ii) persuasive evidence of an arrangement exists and there are no further obligations to the patient; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from maintenance and repairs are recognized when the service is provided. In our Products & Services segment, revenues on the distribution of O&P devices to customers are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received. Discounted sales are recorded at net realizable value. We also derive revenue from leasing rehabilitation technology combined with clinical therapy programs and education and training, which is recorded on a monthly basis according to terms of the contracts with our customers. Our customer contracts in the Products & Services segment contain negotiated pricing and service levels with terms ranging from one to five years, generally billed to our customers monthly, and revenue is recognized based upon the contractual terms of the agreements.

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

On a monthly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts and disallowed sales. Additionally, an evaluation of collectability of receivable balances older than 180 days is performed at our O&P clinics at least semi-annually, the results of which are used in the next allowance analysis. In these detailed reviews, the account’s net realizable value is estimated after considering the customer’s payment history, past efforts to collect on the balance and the outstanding balance, and a specific reserve is recorded if needed. From time to time, we may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted. In cases where valid accounts receivable cannot be collected, the uncollectible account is written off to bad debt expense.

The following represents the composition of our accounts receivable balance by type of payor:

June 30, 2013
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$50,686	$12,500	$13,774	$76,960
Private pay	5,468	4,918	8,568	18,954
Medicaid	13,341	3,747	4,481	21,569
Medicare	34,538	4,521	15,753	54,812
VA	2,703	612	361	3,676
Products & Services
Trade accounts receivable	12,141	3,212	4,762	20,115
	$118,877	$29,510	$47,699	$196,086

December 31, 2012
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$56,326	$11,413	$13,355	$81,094
Private pay	5,928	4,955	6,655	17,538
Medicaid	12,879	3,468	3,519	19,866
Medicare	29,910	6,118	9,494	45,522
VA	2,270	608	353	3,231
Products & Services
Trade accounts receivable	12,556	3,149	4,091	19,796
	$119,869	$29,711	$37,467	$187,047

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

•                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. We assess goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. There were no impairment indicators since our last annual impairment test on October 1, 2012.

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

Guidance and Outlook

We expect 2013 revenues of between $1.06 and $1.08 billion, which includes 3% to 5% same center sales growth in our Patient Care segment, and flat sales in our Products & Services segment. We increased our guidance for adjusted diluted earnings per share to a range of $2.07 to $2.13 for 2013, excluding costs related to the implementation of Janus of approximately $0.03, acquisition costs and debt issuance cost associated with the June 2013 refinancing of our bank credit facilities.  This increased earnings guidance reflects lower interest expense related to the refinancing of our bank credit facilities in June, partially offset by lower adjusted operating margin expansion for the year, which we believe will be in the range of 20 to 40 basis points. We anticipate generating cash flow from operations of between $80 million and $100 million in 2013 and investing a total of $40 million to $50 million in capital additions.  We will continue our acquisition program with a goal of closing acquisitions that total approximately $20 million in annualized revenues in 2013.

Results of Operations

The following table sets forth for the periods indicated certain items from our consolidated statements of income and comprehensive income as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Material costs	29.0	29.0	29.0	29.7
Personnel costs	34.0	33.1	36.1	35.0
Other operating expenses	20.1	20.3	19.5	19.5
Depreciation and amortization	3.5	3.4	3.7	3.6
Income from operations	13.4	14.2	11.7	12.2
Interest expense, net	2.8	3.1	3.1	3.3
Extinguishment of debt	2.4	—	1.3	—
Income before taxes	8.2	11.1	7.3	8.9
Provision for income taxes	3.1	4.2	2.7	3.4
Net income	5.1%	6.9%	4.6%	5.5%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Sales.  Net sales for the three month period ended June 30, 2013 increased $21.9 million, or 8.7%, to $273.7 million compared to $251.8 million for the same period of 2012.  This increase was due to a $23.1 million, or 11.1%, increase in the Patient Care segment, offset by a $1.1 million, or 2.6%, decrease in sales in the Products & Services segment.  The increase in sales in the Patient Care segment was a result of an increase in same store sales and the impact of 2012 O&P clinic acquisitions. The 2.6% decline in the Products & Services segment sales was a result of lower sales from our distribution business, SPS, partially offset by a mid-single-digit increase in sales from our rehabilitative solutions business, ACP. The decrease in sales in the Products & Services segment was a result of two of its larger independent O&P customers being acquired by the Patient Care segment during 2012 and a decline in demand for higher-priced prosthetic devices from independent O&P practices which may be due to pressure they are facing from CMS Recovery Audit Contractor (RAC) audits.

Material Costs.  Material Costs for the three month period ended June 30, 2013 was $79.4 million, an increase of $6.5 million over $72.9 million for the three month period ended June 30, 2012, primarily due to sales growth. Material costs as a percentage of net sales remained consistent with the prior year.

Personnel Costs.  Personnel costs for the three month period ended June 30, 2013 increased by $9.8 million to $93.2 million from $83.4 million for the three month period ended June 30, 2012. Approximately $5.5 million of the change was due to acquisitions of O&P facilities in 2012, $1.8 million was due to annual merit increases as well as increased benefit costs and the balance was due to additions to our infrastructure to support growth. As a percentage of net sales, personnel costs increased 0.9% to 34.0% in 2013 from 33.1% in 2012. The increase was predominantly due to increases in employee benefit costs and staffing increases related primarily to acquisitions.

Other Operating Expenses. Other operating expenses are comprised primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $3.7 million to $55.0 million, for the three month period ended June 30, 2013 compared to $51.3 million, for the three month period ended June 30, 2012.  The increase is primarily attributable to a $1.0 million increase in rent expenses due in large part to acquisitions and a $1.2 million increase in bad debt expenses due principally to the impact of RAC program audits.  Other operating expenses as a percentage of sales in the second quarter of 2013 remained flat compared to the same period of 2012.

Depreciation and Amortization. Depreciation and amortization for the three month period ended June 30, 2013 increased $1.1 million, to $9.5 million, compared to $8.4 million for the three month period ended June 30, 2012. The increase was primarily due to leasehold improvements and additional capital expenditures over the last 12 months.

Income from Operations.  Income from operations increased $0.9 million, to $36.6 million, for the three month period ended June 30, 2013 compared to $35.7 million for the three month period ended June 30, 2012 due primarily to increased sales volume.

Interest Expense.  Interest expense remained consistent at $7.7 million for the three month period ended June 30, 2013, compared to $7.7 million, for the three month period ended June 30, 2012. Both the amounts of our outstanding debt and the applicable interest rate were comparable in the two periods.  The refinancing of our bank credit facilities had minimal impact on interest expense for the quarter because it did not occur until the second half of June 2013.

Extinguishment of Debt. In conjunction with our bank credit facility refinancing, in the second quarter of 2013, we incurred a charge of approximately $6.6 million related to the write-off existing debt issuance cost associated with our previous credit agreements.  There were no similar charges in the same period of 2012.

Provision for Income Taxes.  The provision for income taxes for the three month period ended June 30, 2013 was $8.2 million, or 36.8% of pre-tax income, compared to $10.7 million, or 38.0% of pre-tax income, for the three months ended June 30, 2012. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due to a higher domestic manufacturing deduction and a lower meals and entertainment exclusion.

Net Income.  Net income decreased $3.3 million, to $14.1 million, for three month period ended June 30, 2013, from $17.4 million for the three month period ended June 30, 2012, primarily due to the write-off of previously deferred debt issuance costs related to the extinguishment of debt.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Sales.  Net sales for the six month period ended June 30, 2013 increased $37.5 million, or 8.0%, to $507.3 million compared to $469.8 million for the same period of 2012.  This increase was due to a $39.8 million, or 10.4%, increase in the Patient Care segment, offset by a $2.4 million, or 2.8%, decrease in sales in the Products & Services segment. The increase in sales in the Patient Care segment was a result of an increase in same store sales and the impact of 2012 O&P clinic acquisitions, including a number of former customers of the Products & Services segment. The decrease in sales in the Products & Services segment was a result of two of its larger independent O&P customers being acquired by the Patient Care segment during 2012 and a decline in demand for higher-priced prosthetic devices from independent O&P practices due to pressure they are facing from CMS Recovery Audit Contractor (RAC) audits.

Material Costs.  Material Costs for the six month period ended June 30, 2013 was $147.2 million, an increase of $7.6 million over $139.6 million for the six month period ended June 30, 2012, primarily due to sales growth. Material costs as a percentage of net sales decreased 0.7% primarily due to a change in the mix of sales favoring the Patient Care segment which has lower costs and a reduction in product cost arising from an effort to further consolidate our purchasing power.

Personnel Costs.  Personnel costs for the six month period ended June 30, 2013 increased by $18.5 million to $183.1 million from $164.6 million for the six month period ended June 30, 2012. Approximately $11.2 million of the increase was due to the impact of O&P acquisitions, $3.5 million was due to the impact of merit increases and other benefit changes and the balance was due to additions to infrastructure to support growth. As a percentage of net sales, personnel costs increased 1.1% to 36.1% in 2013 from 35.0% in 2012. The increase was predominantly due to increases in employee benefit costs and staffing increases related primarily to acquisitions.

Other Operating Expenses.  Other operating expenses are comprised primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $7.4 million to $98.8 million, for the six month period ended June 30, 2013 compared to $91.4 million, for the six month period ended June 30, 2012.  The increase is primarily attributable to a $3.2 million increase due to the impact of O&P acquisitions and a $1.8 million increase in bad debt expense due principally to the impact of RAC program audits.  Other operating expenses as a percentage of sales in the second quarter of 2013 remained flat compared to the same period of 2012.

Depreciation and Amortization. Depreciation and amortization for the six month period ended June 30, 2013 increased $2.1 million, to $18.8 million, compared to $16.7 million for the six month period ended June 30, 2012. The increase was primarily due to leasehold improvements and additional capital expenditures over the last 12 months.

Income from Operations.  Income from operations increased $1.9 million, to $59.4 million, for the six months ended June 30, 2013 compared to $57.5 million for the six months ended June 30, 2012 due primarily to increased sales volume.

Interest Expense.  Interest expense remained consistent at $15.5 million for the six month period ended June 30, 2013, compared to $15.5 million, for the six month period ended June 30, 2012.  Both the amounts of our outstanding debt and the applicable interest rate were comparable in the two periods.  The refinancing of our bank credit facilities had minimal impact on interest expense for the quarter because it did not occur until the second half of June 2013.

Extinguishment of Debt. In conjunction with our bank credit facility refinancing, in the second quarter of 2013, we incurred a charge of approximately $6.6 million related to the write-off existing debt issuance cost associated with our previous credit agreements.  There were no similar charges in the same period of 2012.

Provision for Income Taxes.  The provision for income taxes for the six months ended June 30, 2013 was $13.7 million, or 36.7% of pre-tax income, compared to $16.0 million, or 38.0% of pre-tax income, for the six month period ended June 30, 2012. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due to the reinstatement of the Federal Research and Development Tax Credit, a higher domestic manufacturing deduction and a lower meals and entertainment exclusion.

Net Income.  Net income decreased $2.4 million, to $23.6 million, for six month period ended June 30, 2013, from $26.0 million for the six month period ended June 30, 2012, primarily due to the write-off of previously deferred debt issuance costs related to the extinguishment of debt.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

Our working capital at June 30, 2013 was $266.5 million, compared to $251.5 million at December 31, 2012. The increase in working capital is primarily due to increases in inventories, accounts receivable and other current assets.  The increases are primarily due to the growth of the business, acquisitions completed in 2012 and the impact of RAC program audit related receivables.  Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the six months ended June 30, 2013 increased to 59 days from 54 days for the same period last year, and excludes the impact of acquired accounts receivable. The increase in DSO is primarily related to an increase in accounts receivable under review by CMS Recovery Audit Contractor (RAC) audits.

Cash Flows

Net cash provided by operating activities was $27.6 million for the six month period ended June 30, 2013 compared to $27.0 million for the same period in the prior year. The increase in cash provided by operating activities in the current year resulted primarily from the increase in working capital described above.

Net cash used in investing activities was $21.9 million for the six month period ended June 30, 2013, compared to $25.5 million in the prior year. In the first six months of 2013, we purchased two O&P companies for $4.7 million, net of cash acquired. During the same period in 2012, we acquired eight patient care clinics for $6.4 million, net of cash acquired.  Additionally, in 2013, we invested $18.0 million in capital assets, compared to $16.0 million for the same period in 2012.

Net cash used in financing activities was $19.2 million and $2.8 million for the six month period ended June 30, 2013 and 2012, respectively. During the second quarter of 2013 we: (i) refinanced our existing Term Loan Credit Facility resulting in term loan borrowings of $225.0 million under the new facility compared to $293.3 million under the previous facility, and (ii) refinanced our existing Revolving Credit Facility resulting in revolving loan borrowings of $55.0 million under the new facility compared to no borrowings under the previous facility.  Additionally, in the first six months of 2013, we also (i) made $4.0 million of required payments of promissory notes issued in connection with acquisitions (“Seller Notes”) and (ii) received $2.2 million of proceeds from employee stock compensation plans.  During the second quarter of 2012 we: (i) repaid $2.2 million related to term loan borrowings under our credit facilities; (ii) made $2.5 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $1.6 million of proceeds from employee stock compensation plans.

Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Revolving Credit Facility	$55,000	$—
Term Loan	225,000	293,300
7 1/8 % Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	24,474	27,346
Total Debt	504,474	520,646
Less current portion	(13,802)	(11,082)
Long Term Debt	$490,672	$509,564

Refinancing

During the second quarter of 2013, the Company refinanced its bank credit facilities through a new 5 year credit agreement that increased its senior secured facilities to an aggregate principal amount of up to $425.0 million from $400.0 million previously.  The new credit agreement includes a $200.0 million revolving credit facility and a $225.0 million term loan facility.  Each new facility matures on June 17, 2018 and is subject to a leveraged-based pricing grid, with initial pricing of LIBOR plus 1.75%.   The credit agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00.  As of June 30, 2013, the Company was in compliance with the credit agreement covenants. The proceeds of the refinancing were used to repay the existing term loan and fund working capital requirements. In conjunction with the refinancing, the Company incurred a pre-tax non-cash charge of approximately $6.6 million during the second quarter of 2013 related to the write-off of existing debt issuance costs associated with its previous credit agreements, however, no prepayment penalties were incurred.

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  As of June 30, 2013, the Company had $144.6 million available under this facility. As of June 30, 2013, $55.0 million was outstanding under the Revolving Credit Facility, net of standby letters of credit of approximately $0.4 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

Term Loan

The $225.0 million Term Loan Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  Quarterly principal payments ranging from 0.625% to 3.750%  are required throughout the life of the Term Loan, commencing September 30, 2013.  From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during the second quarter of 2013. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8 % Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

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

Subsidiary Guarantees

The Revolving Credit Facility, Term Loan Facilities and 7 1/8 % Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included as the parent company does not have independent assets or operations. The guarantees are full and unconditional and joint and several. There are no restrictions on the ability of our subsidiaries to transfer cash to the Company or to co-guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. At June 30, 2013, the Company was in compliance with all covenants under these debt agreements.

General

As of June 30, 2013, $280.0 million, or 55.5%, of our total debt of $504.5 million was subject to variable interest rates based on a LIBOR plus 1.75%. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2013 (unaudited):

Payments Due by Period

(In thousands)	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$7,756	$16,443	$21,565	$23,022	$28,781	$406,907	$504,474
Interest payments on long-term debt (1)	16,913	19,124	18,660	18,143	17,623	15,006	105,469
Operating leases	23,624	40,064	29,627	22,663	17,074	32,990	166,042
Capital leases	—	561	550	564	555	2,199	4,429
Other long-term obligations (2)	18,229	12,223	9,701	2,870	2,745	15,384	61,152
Total contractual cash obligations	$66,522	$88,415	$80,103	$67,262	$66,778	$472,486	$841,566

(1) Interest projections were based on the assumptions that the future interest rate for the Revolving Credit Facility and Term Loan will remain at the current rate of 1.98%.

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

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

We have existing obligations relating to our 7 1/8% Senior Notes, Term Loan Facility, Revolver and Subordinated Seller Notes. As of June 30, 2013, we had cash flow exposure to the changing interest rates on the $280.0 million borrowed under the Revolving and Term Loan Facilities. The other obligations have fixed interest rates.

Presented below is an analysis of our financial instruments as of June 30, 2013 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Revolving and Term Loan Facilities, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. As of June 30, 2013, the interest rate on the Revolving and Term Loan facilities was 1.98% based on a LIBOR rate of 0.23% and the applicable margin of 1.75%.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Revolving and Term Loan	$4,900	$4,900	$4,900	$5,544	$6,944	$8,344	$9,744

ITEM 4.                                                Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 as a result of the material weakness in our internal controls over financial reporting relating to the valuation of work-in-process inventory. Additional details are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under Part II, Item 9A.

Status of Remediation of Material Weakness

As of June 30, 2013, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 related to the proper valuation of work-in-process inventory. Management has implemented additional quarterly reviews, analysis and calculations surrounding the valuation of the work-in-process inventory to account for the changing sales volume from period to period. Management believes these measures will remediate the material weakness identified in the Form 10-K Annual report. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or determine to modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there were no changes in the Company’s internal control over financial reporting, beyond those remediation processes discussed above, that occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

We are subject to legal proceedings and claims which arise from time to time in the ordinary course of our business, including additional payments under business purchase agreements. In the opinion of our management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of our operations.

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

On May 20, 2013, the Staff of the SEC’s Division of Enforcement informed us that it was conducting an investigation of the Company and made a request for a voluntary production of documents and information concerning our calculations of bad debt expense and allowance for doubtful accounts.  We are cooperating fully with the SEC Staff.

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 40.6% and 41.3% of our net sales for the six months ended June 30, 2013 and 2012, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index— Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price increases/(decreases) for 2013, 2012, and 2011 were 0.8%, 2.4%, and (0.1%) respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers.

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

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration.” While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013. For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS (durable medical equipment (DME), prosthetics, orthotics, and supplies,) as well as claims under the DME Competitive Bidding Program, are reduced by 2 percent.  This is a claims payment adjustment only with immaterial impact to the Company; no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore reimbursements from Medicaid, the VA and commercial payers who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

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

We have substantial debt. As of June 30, 2013, we had approximately $504.5 million of total indebtedness and $55.0 million borrowed under our Revolving Credit Facility.

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

4.1

Credit Agreement, dated June 17, 2013, among the Company and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 19, 2013).

4.2	Third Supplemental Indenture, dated June 27,2013, by and among the Hanger, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee.

10.1	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 13, 2013).

31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)

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

HANGER, INC.

Dated: August 7, 2013	/s/Vinit K. Asar
Vinit K. Asar
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2013	/s/George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)