Form 10-Q
period 2013-09-30
HANGER, INC.
filed 2013-11-08
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013 34,767,882 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,216	$19,211
Restricted cash	—	3,120
Accounts receivable, less allowance for doubtful accounts of $8,358 and $7,526 in 2013 and 2012, respectively	176,663	165,668
Inventories	144,374	127,295
Prepaid expenses, other assets, and income taxes receivable	14,560	15,673
Deferred income taxes	31,115	27,685
Total current assets	373,928	358,652

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	8,896	8,896
Furniture and fixtures	20,382	19,582
Machinery and equipment	61,178	60,364
Equipment leased to third parties under operating leases	33,224	34,827
Leasehold improvements	81,708	74,615
Computer and software	99,974	98,186
Total property, plant and equipment, gross	306,156	297,264
Less accumulated depreciation	190,193	182,803
Total property, plant and equipment, net	115,963	114,461

INTANGIBLE ASSETS
Goodwill	678,215	674,774
Customer list and other intangible assets, less accumulated amortization of $25,607 and $20,643 in 2013 and 2012, respectively	58,638	64,281
Total intangible assets, net	736,853	739,055

OTHER ASSETS
Debt issuance costs, net	8,994	14,033
Other assets	12,261	11,126
Total other assets	21,255	25,159

TOTAL ASSETS	$1,247,999	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$13,673	$11,082
Accounts payable	32,339	28,923
Accrued expenses	30,391	22,357
Accrued interest payable	5,772	3,041
Accrued compensation related costs	33,991	41,784
Total current liabilities	116,166	107,187

LONG-TERM LIABILITIES
Long-term debt, less current portion	457,384	509,564
Deferred income taxes	76,480	77,730
Other liabilities	40,869	39,752
Total liabilities	690,899	734,233

COMMITMENTS AND CONTINGENCIES (Note H)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 36,032,368 and 35,617,884 shares issued and outstanding at 2013 and 2012, respectively	360	356
Additional paid-in capital	288,860	280,084
Accumulated other comprehensive loss	(1,919)	(1,919)
Retained earnings	270,455	225,229
	557,756	503,750
Treasury stock at cost (141,154 shares at 2013 and 2012)	(656)	(656)
Total shareholders’ equity	557,100	503,094

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,247,999	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$271,053	$242,536	$768,201	$704,794
Material costs	79,401	73,109	226,585	212,706
Personnel costs	94,768	84,135	277,897	248,723
Other operating expenses	47,754	41,210	136,434	125,099
Depreciation and amortization	9,224	8,709	28,019	25,432
Income from operations	39,906	35,373	99,266	92,834

Interest expense	6,017	7,751	21,502	23,212
Extinguishment of debt	—	—	6,645	—
Income before taxes	33,889	27,622	71,119	69,622

Provision for income taxes	12,230	10,278	25,891	26,257
Net income	$21,659	$17,344	$45,228	$43,365

Other comprehensive income	—	—	—	—
Comprehensive income	$21,659	$17,344	$45,228	$43,365

Basic Per Common Share Data
Net income	$0.62	$0.50	$1.30	$1.27
Shares used to compute basic per common share amounts	34,902,103	34,362,757	34,783,419	34,224,756

Diluted Per Common Share Data
Net income	$0.61	$0.50	$1.28	$1.25
Shares used to compute diluted per common share amounts	35,401,273	35,002,351	35,315,897	34,817,680

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Dollars in thousands)

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income	$45,228	$43,365
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/Loss on disposal of assets	(5,570)	5
Reduction of seller notes and earnouts	(363)	(971)
Provision for doubtful accounts	8,545	6,580
Provision for deferred income taxes	(2,564)	(1,031)
Depreciation and amortization	28,019	25,432
Amortization of debt issuance costs	8,703	2,589
Compensation expense on stock options and restricted stock units	6,398	6,100
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(14,586)	(10,266)
Inventories	(14,676)	(13,995)
Prepaid expenses, other current assets, and income taxes	5,028	(337)
Accounts payable	4,581	670
Accrued expenses and accrued interest payable	5,421	4,192
Accrued compensation related costs	(9,584)	(5,970)
Other	3,946	2,642
Net cash provided by operating activities	68,526	59,005

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(24,429)	(23,439)
Purchase of equipment leased to third parties under operating leases	(3,041)	(1,438)
Acquisitions (net of cash acquired)	(5,695)	(14,266)
Restricted cash	3,120	(3,120)
Proceeds from sale of property, plant and equipment	4,595	—
Net cash used in investing activities	(25,450)	(42,263)

Cash flows from financing activities:
Borrowings under term loan	225,000	—
Repayment of term loan	(294,706)	—
Borrowings under revolving credit agreement	163,000	(2,950)
Repayments under revolving credit agreement	(137,000)	—
Repayment of seller’s notes and other contingent considerations	(9,168)	(3,416)
Repayment of capital lease obligations	(808)	(545)
Deferred financing costs	(3,665)	—
Excess tax benefit from stock-based compensation	2,214	685
Proceeds from issuance of common stock	1,628	2,206
Purchase and retirement of treasury stock	(1,566)	—
Net cash used in financing activities	(55,071)	(4,020)

Decrease in cash and cash equivalents	(11,995)	12,722
Cash and cash equivalents, at beginning of period	19,211	42,896
Cash and cash equivalents, at end of period	$7,216	$55,618

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:

Cash paid during the period for:
Interest	16,299	16,902
Income taxes (net of refunds)	21,033	22,106

Non-cash financing and investing activities:
Issuance of restricted stock units	10,990	5,452
Issuance of notes in connections with acquistisions	675	7,625

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of September 30, 2013, and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared by Hanger, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revision of Previously Reported Consolidated Financial Information

During the third quarter 2013, the Company corrected an error in the classification of certain components of bad debt expense (the “2013 Revision”).  Hanger previously classified the reserves related to the write-off of older accounts receivable balances due from commercial and government payors as bad debt expense, which was reported as Other Operating Expense in its financial statements, instead of as a reduction of sales. Management has assessed the materiality of the errors on previously reported periods and concluded the impact was not material to any of the prior annual or quarterly consolidated financial statements.  The errors had no impact on previously reported net income, balance sheet totals or the operating cash flows for any of the periods.  The impact of the adjustment lowers sales and reduces Other Operating Expenses by equal and offsetting amounts in the Consolidated Statements of Income and Comprehensive Income and the Provision for doubtful accounts and Change in accounts receivable by equal and offsetting amounts in the Consolidated Statements of Cash Flows. Further, the Company has historically included the reserve for contra revenue in its presentation of the Allowance for doubtful accounts on the Consolidated Balance Sheets and the net change in the reserve for contra revenue in the Provision for doubtful accounts on the Consolidated Statements of Cash Flows and the Schedule II Valuation and Qualifying Accounts included in the Company’s Annual Report on Form 10-K. The Company has revised that presentation to only include the reserve for doubtful accounts and the related activity in the reserve for doubtful accounts in those respective balances.  The impacts of the revisions on Net sales are included in the results of the Patient Care Services segment in Note K.

During the fourth quarter of 2012, the Company identified adjustments necessary to correct prior periods for the overstatement of the value of work-in-process inventory at December 31, 2011 and 2010. The Company assessed the materiality of the errors on previously reported periods and concluded the impact was not material to any prior annual consolidated financial statements. Management, however, deemed the impact of this error on the consolidated financial statements for the three months ended March 31, 2012 and 2011 to be material and restated the first quarter 2012 and 2011 financial results (“2012 Restatement”) in the restated Quarterly Report on Form 10-Q/A, filed with the SEC on March 22, 2013 (the “Amended Filing”) and revised the consolidated financial statements for the three and six month periods ended June 30, 2012 in the Second Quarter 2013 Report on Form 10Q. These errors had no impact on operating cash flows for any of the periods. The impact of the errors is included in the results of the Patient Care Services segment in Note K. The 2012 Restatement did not have an impact on the Consolidated Balance Sheets as of September 30, 2012 or the Consolidated Statement of Income and Comprehensive Income or the Consolidated Statement of Cash Flows for the three month period ended September 30, 2012.

The impact of the 2013 Revision on the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the three months ended March 31, 2013, the three and six months ended June 30, 2013, the three months ended March 31, 2012, the three and six months ended June 30, 2012, the three and nine months ended September 30, 2012, the annual periods ended 2010, 2011 and 2012, and Schedule II Valuation and Qualifying Accounts for the annual periods 2010, 2011 and 2012 are shown below.  The impact of the 2012 Restatement resulted in a revision to the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statement of Cash Flows for the nine month period ended September 30, 2012 which is included within the respective table below.

Impact of 2013 Revision to previously reported 2013 consolidated interim results

	Three Months Ended March 31, 2013		Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Previously		As Previously		As Previously
(in thousands)	Reported	As Revised	Reported	As Revised	Reported	As Revised

Consolidated Statements of Income and Comprehensive Income
Net sales	$233,535	$229,350	$273,735	$267,798	$507,270	$497,148
Other operating expenses*	$43,843	$39,658	$54,959	$49,022	$98,802	$88,680

Consolidated Statements of Cash Flows
Provision for doubtful accounts	$5,229	$1,657			$14,905	$4,591
Change in accounts receivable	$3,644	$7,216			$(18,026)	$(7,712)

* The Other operating expense balance for the three months ended March 31, 2013 includes $0.1 million of acquisition expenses previously reported as a separate caption in the presentation of the Consolidated Statements of Income and Comprehensive Income.

Impact of 2013 Revision to previously reported 2012 consolidated interim results

	Three Months Ended March 31, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012		Three Months Ended September 30, 2012
	As Previously		As Previously		As Previously		As Previously
(in thousands)	Reported	As Revised	Reported	As Revised	Reported	As Revised	Reported	As Revised

Consolidated Statements of Income and Comprehensive Income
Net sales	$218,091	$214,355	$251,754	$247,902	$469,845	$462,257	$243,503	$242,536
Other operating expenses*	$40,219	$36,483	$51,256	$47,404	$91,475	$83,887	$42,177	$41,210
Consolidated Statement of Cash Flows
Provision for doubtful accounts	$4,723	$907			$12,925	$4,462
Change in accounts receivable	$851	$4,667			$(16,190)	$(7,727)

* The Other operating expense balance for the three months ended March 31, 2012 includes $0.1 million of acquisition expenses previously reported as a separate caption in the presentation of the Consolidated Statements of Income and Comprehensive Income.

Impact of 2013 Revision and 2012 Restatement to previously reported 2012 consolidated interim results

	Nine Months Ended September 30, 2012
(in thousands, except per share amounts)	As Previously Reported	As Revised

Consolidated Statements of Income and Comprehensive Income
Net sales	$713,349	$704,794
Material costs	$210,107	$212,706
Personnel costs	$251,189	$248,723
Other operating expenses	$135,566	$125,099
Income from operations	$91,055	$92,834
Income before taxes	$67,843	$69,622
Provision for income taxes	$25,558	$26,257
Net income	$42,285	$43,365
Basic earnings per share	$1.24	$1.27
Diluted earnings per share	$1.21	$1.25

Consolidated Statement of Cash Flows
Provision for doubtful accounts	$15,926	$6,580
Change in accounts receivable	$(19,612)	$(10,266)

Impact of 2013 Revision to previously reported consolidated annual results

	Year Ended December 31, 2010		Year Ended December 31, 2011		Year Ended December 31, 2012
(in thousands)	As Previously Reported	As Revised	As Previously Reported	As Revised	As Previously Reported	As Revised

Consolidated Statements of Income and Comprehensive Income
Net Sales	$817,379	$808,766	$918,539	$907,794	$985,550	$974,429
Other operating expenses	$165,158	$156,545	$177,910	$167,165	$188,868	$177,747

Consolidated Statements of Cash Flows
Provision for doubtful accounts	$20,276	$7,252	$24,837	$9,396	$19,773	$9,589
Change in accounts receivable	$(31,041)	$(18,017)	$(42,024)	$(26,583)	$(40,443)	$(30,259)

Impact of 2013 Revision to previously reported Schedule II Allowance for doubtful accounts table

Year (In thousands)	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
2012	Allowance for doubtful accounts
	Previously reported	$22,028	$19,773	$20,422	$21,379
	Revised	$7,236	$9,589	$9,299	$7,526

2011	Allowance for doubtful accounts
	Previously reported	$16,686	$22,101	$16,759	$22,028
	Revised	$5,153	$9,396	$7,313	$7,236

2010	Allowance for doubtful accounts
	Previously reported	$10,526	$20,276	$14,116	$16,686
	Revised	$4,286	$7,252	$6,385	$5,153

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.  The Company maintains cash balances in excess of Federal Deposit Insurance Corporation limits at certain financial institutions.

Restricted Cash

Restricted cash has statutory or contractual restrictions that prevent it from being used in the Company’s operations.  As of December 31, 2012, the Company agreed to restrict $3.1 million of cash to serve as collateral for its Workers’ Compensation program.  In August of 2013, the Company substituted a letter of credit for the restricted cash to serve as collateral for its Worker’s Compensation program, and the cash balances used as collateral were transferred to the Company’s operating accounts.

Credit Risk

The Company primarily provides O&P (orthotics and prosthetics) devices and services and products throughout the United States of America and is reimbursed by the patients, third-party insurers, governmentally funded health insurance programs, and, for those products distributed through the Products & Services business, by independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing facilities in the United States primarily through operating leases. The Company performs ongoing credit evaluations of its Products & Services segment customers. Accounts receivable are not collateralized. The ability of the Company’s debtors to meet their obligations is dependent upon their financial stability which could be affected by future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations.

Inventories

Inventories in the Patient Care segment consisting principally of raw materials and work-in-process, which amounted to $113.7 million and $96.6 million as of September 30, 2013 and December 31, 2012, respectively, are valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. The Company applies the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period. On October 31, which is the date of the Company’s annual physical inventory, the Company values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The October 31 inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

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

Financial Instruments

Assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, are $2.5 million and $11.0 million, respectively, and are comprised of cash equivalent money market investments. The money market investments are based on Level 1 observable market prices and are equivalent to one dollar. The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. During the second quarter of 2013, the Company refinanced its credit facilities by replacing its $300.0 million Term Loan and $100.0 million Revolving Credit Facility with a $225.0 million Term Loan Facility and a $200.0 million Revolving Credit Facility. See Note F for further information.

•                  The carrying values of the Company’s outstanding Term Loans as of September 30, 2013 and December 31, 2012, were $223.6 million and $293.3 million, respectively. The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

•                  The carrying values of the Company’s outstanding Revolving Credit Facilities as of September 30, 2013 and December 31, 2012, were $26.0 million and $0 million, respectively.  The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

•                  The carrying value of the Senior Notes was $200.0 million as of September 30, 2013 and December 31, 2012.  The fair value of the Senior Notes, based on a Level 1 quoted market price, was $213.0 million and $211.5 million as of September 30, 2013 and December 31, 2012.

•                  Seller Notes are recorded at contractual carrying values of $21.5 million and $27.3 million as of September 30, 2013 and December 31, 2012, respectively, and carrying value approximates fair value for similar debt in all material respects.  The Company estimates fair value of the seller notes with a discounted cash flow model using unobservable rates and has determined these represent Level 3 measurements.

Revenue Recognition

Revenues in the Company’s Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices. Revenues are recorded based upon contracts with commercial insurance companies and government agencies, net of contractual adjustments and discounts.  Individual patients are generally responsible for deductible and/or co-payments.  Revenues are recorded when the patient has accepted and received the device.  Revenues from maintenance and repairs are recognized when the service is provided.

The Company estimates an allowance for disallowed sales primarily for commercial & governmental contractual adjustments and discounts not identified at the time of sale.  The allowance is estimated based upon historical experience. Additions to the allowance are reported as a reduction of Net sales.

The Company estimates an allowance for doubtful accounts to estimate uncollectible accounts due primarily from individual patients.  The allowance is estimated based upon historical experience.  Bad debt expense is reported within Other operating expenses.

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P devices to customers and leasing rehabilitation technology combined with clinical therapy programs, education and training.  Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to the Company’s customers monthly.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. The Company assesses goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  There were no impairment indicators since the last annual impairment test on October 1, 2012.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangibles for Impairment”. This ASU amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this new guidance in the first quarter of 2013, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completes its annual goodwill and indefinite lived intangible impairment analysis in the fourth quarter of each year. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  No triggering events have transpired since December 31, 2012.  Goodwill allocated to the Company’s operating segments for the nine months ended September 30, 2013 and for the year ended 2012 are as follows:

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2012	$538,492	$136,282	$674,774
Additions due to acquisitions	3,562	—	3,562
Adjustments	(121)	—	(121)
Balance at September 30, 2013	$541,933	$136,282	$678,215

	Patient Care	Products & Services	Total
Balance at December 31, 2011	$474,166	$135,318	$609,484
Additions due to acquisitions	63,849	964	64,813
Contingent considerations (1)	477	—	477
Balance at December 31, 2012	$538,492	$136,282	$674,774

(1) Contingent considerations relates to acquisitions completed prior to the adoption of ASC 805.

The balances related to intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Lists	$46,072	$(10,628)	$35,444	$48,044	$(7,846)	$40,198
Trade Name	9,932	(197)	9,735	9,070	—	9,070
Patents and Other Intangibles	28,241	(14,782)	13,459	27,810	(12,797)	15,013
	$84,245	$(25,607)	$58,638	$84,924	$(20,643)	$64,281

Customer lists are amortized over their estimated period of benefit, generally 10 to 14 years.  The majority of value associated to trade names is identified as an indefinite lived intangible asset, which is assessed for impairment on an annual basis as discussed in Note B. Trade names not identified as an indefinite lived intangible asset are amortized over their estimated period of benefit of approximately 1 to 3 year.  Patents are amortized using the straight-line method over 5 years.  Total intangible amortization expenses were $5.0 million and $3.8 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The weighted average life of the additions to customer lists, patents and other intangibles is 7.7 years.

NOTE D — INVENTORIES

Inventories recorded using the gross profit method primarily consists of raw materials and work-in-process held by the Patient Care segment.  Inventories using the perpetual method primarily consists of finished goods held by the Products and Services segment.  A description of the Company’s inventory valuation methodologies are presented in Note B.

(In thousands)	September 30, 2013	December 31, 2012
Raw materials	$45,150	$41,372
Work in process	70,053	56,931
Finished goods	29,171	28,992
	$144,374	$127,295

NOTE E — ACQUISITIONS

During the nine months ended September 30, 2013, the Company acquired five O&P companies, operating a total of 12 patient care clinics. The aggregate purchase price for these O&P businesses was $8.0 million. Of this aggregate purchase price, $0.7 million consisted of promissory notes, $1.2 million is made up of contingent consideration payable within the next two years and $5.6 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $3.6 million of goodwill related to these acquisitions, and the expenses incurred related to these acquisitions were insignificant and were included in other operating expenses.

During the nine months ended September 30, 2012, the Company acquired 14 O&P companies, operating a total of 21 patient care clinics. The aggregate purchase price for these O&P businesses was $21.8 million. Of this aggregate purchase price, $7.6 million consisted of promissory notes, $1.6 million was made up of contingent consideration payable within the next five years, and $12.6 million was paid in cash. Contingent consideration is reported as other liabilities on the Company’s consolidated balance sheet. The Company recorded approximately $13.6 million of goodwill related to these acquisitions, and the expenses incurred related to this acquisition were insignificant and were included in other operating expenses.

The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the Company made payments of $0 and $0.5 million during the nine months ended September 30, 2013 and 2012, respectively. The Company has accounted for these amounts as additional purchase price, resulting in an increase in goodwill. For acquisitions completed subsequent to adoption of revised authoritative guidance, the Company made payments in connection with contingent consideration agreements of $1.9 million in the first nine months of 2013 and $1.3 million in the same period of 2012. As of September 30, 2013 the Company has accrued a total of $4.1 million related to contingent consideration.

NOTE F — LONG TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Revolving Credit Facility	$26,000	$—
Term Loan	223,594	293,300
7 1/8 % Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	21,463	27,346
Total Debt	471,057	520,646
Less current portion	(13,673)	(11,082)
Long Term Debt	$457,384	$509,564

Refinancing

During the second quarter of 2013 the Company refinanced its bank credit facilities through a new 5 year credit agreement that increased its senior secured facilities to an aggregate principal amount of up to $425.0 million from $400.0 million previously.  The new credit agreement includes a $200.0 million revolving credit facility and a $225.0 million term loan facility. Each new facility matures on June 17, 2018 and is subject to a leveraged-based pricing grid, with initial pricing of LIBOR plus 1.75%.  In conjunction with the refinancing, the Company incurred a pre-tax non-cash charge of approximately $6.6 million during the second quarter of 2013 related to the write-off of existing debt issuance costs associated with its previous credit agreement.  No prepayment penalties were incurred.

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  As of September 30, 2013, the Company had $170.4 million available under this facility. The amounts outstanding under the Revolving Credit Facility as of September 30, 2013 were $26.0 million, net of standby letters of credit of approximately $3.6 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

Term Loan

The Term Loan Facility, of which $223.6 million is outstanding, matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  Quarterly principal payments ranging from 0.625% to 3.750% are required throughout the life of the Term Loan, commencing September 30, 2013.  From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during the third quarter of 2013. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8 % Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof additional interest to the redemption date with the proceeds of a public offering of its equity securities. Also, prior to November 15, 2014, the Company may redeem all or some of the notes at a redemption price of 103.6% all to interest that would have become due from the redemption date through November 15, 2014.   On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium, as described in further detail in the Company’s Annual Report on form 10-K for the year ended December 31, 2012.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. The credit agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00. As of September 30, 2013, the Company was in compliance with all covenants under these debt agreements.

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

Net income per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012

Net income	$21,659	$17,344	$45,228	$43,365

Shares of common stock outstanding used to compute basic per common share amounts	34,902,103	34,362,757	34,783,419	34,224,756
Effect of dilutive restricted stock units and options (1)	499,170	639,594	532,478	592,924
Shares used to compute dilutive per common share amounts	35,401,273	35,002,351	35,315,897	34,817,680

Basic income per share	$0.62	$0.50	$1.30	$1.27
Diluted income per share	$0.61	$0.50	$1.28	$1.25

(1) There were no anti-dilutive options for the three or nine month periods ended September 30, 2013 and 2012.

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

The following assumptions were used in the calculation of the net benefit cost and obligation:

	2013	2012
Discount rate	3.25%	3.90%
Average rate of increase in compensation	3.00%	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect the Company’s benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the nine months ended September 30, 2013 and 2012:

(In thousands)
Net benefit cost accrued at December 31, 2012	$22,377
Service cost	735
Interest cost	519
Payments	(1,246)
Net benefit cost accrued at September 30, 2013	$22,385

(In thousands)
Net benefit cost accrued at December 31, 2011	$20,230
Service cost	690
Interest cost	570
Payments	(705)
Net benefit cost accrued at September 30, 2012	$20,785

NOTE J - STOCK-BASED COMPENSATION

The Company utilizes the authoritative guidance using the modified prospective method. Compensation expense for all awards granted is calculated according to the provisions of such guidance.

On May 13, 2010, the shareholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”), which replaced the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and the 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan.  Awards granted under either the 2002 Plan or the 2003 Plan that were outstanding on May 13, 2010 remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

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

As of September 30, 2013, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1.5 million shares have been issued. During the first nine months of 2013, the Company issued approximately 0.4 million shares of restricted stock units under the 2010 Plan. The total fair value of these grants is $12.1 million. Total unrecognized share-based compensation cost related to unvested restricted stock units was approximately $16.1 million as of September 30, 2013 and is expected to be expensed as compensation expense over approximately four years.

For the nine months ended September 30, 2013 and 2012, the Company has included approximately $6.4 million and $6.1 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted stock unit grants.

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

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.5% and 40.8%, of the Company’s net sales for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s contract and network management business is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies. The Company partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. The Company’s network now includes approximately 1,150 O&P provider locations, including over 400 independent providers. As of September 30, 2013, the Company had 57 contracts with national and regional providers.

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

(In thousands)	Patient Care	Products & Services	Other	Consolidating Adjustments	Total

Three Months Ended September 30, 2013
Net sales
Customers	$221,057	$49,996	$—	$—	$271,053
Intersegments	—	58,030	—	(58,030)	—
Depreciation and amortization	4,090	3,029	2,105	—	9,224
Income (loss) from operations	38,189	16,723	(14,742)	(264)	39,906
Interest (income) expense	7,729	3,338	(5,050)	—	6,017
Extinguishment of debt	—	—	—	—	—
Income (loss) before taxes	30,460	13,385	(9,692)	(264)	33,889

Three Months Ended September 30, 2012
Net sales
Customers	$199,499	$43,037	$—	$—	$242,536
Intersegments	—	53,941	—	(53,941)	—
Depreciation and amortization	3,492	3,173	2,044	—	8,709
Income (loss) from operations	36,221	10,051	(10,086)	(813)	35,373
Interest (income) expense	7,520	2,236	(2,005)	—	7,751
Income (loss) before taxes	28,701	7,815	(8,081)	(813)	27,622

Nine Months Ended September 30, 2013
Net sales
Customers	$635,237	$132,964	$—	$—	$768,201
Intersegments	—	167,963	—	(167,963)	—
Depreciation and amortization	12,223	9,575	6,221	—	28,019
Income (loss) from operations	105,198	37,263	(42,389)	(806)	99,266
Interest (income) expense	23,154	10,011	(11,663)	—	21,502
Extinguishment of debt	—	—	6,645	—	6,645
Income (loss) before taxes	82,044	27,252	(37,371)	(806)	71,119

Capital expenditures	11,071	2,271	14,128	—	27,470

Nine Months Ended September 30, 2012
Net sales
Customers	$576,414	$128,380	$—	$—	$704,794
Intersegments	—	156,500	—	(156,500)	—
Depreciation and amortization	10,306	9,207	5,919	—	25,432
Income (loss) from operations	100,551	29,275	(35,734)	(1,258)	92,834
Interest (income) expense	22,657	6,771	(6,216)	—	23,212
Income (loss) before taxes	77,894	22,504	(29,518)	(1,258)	69,622

Capital expenditures	9,181	2,233	13,463	—	24,877

Total Assets
September 30, 2013	1,485,779	376,184	—	(613,964)	1,247,999
December 31, 2012	1,389,223	336,318	—	(488,214)	1,237,327

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

Business Overview

General

The goal of Hanger, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. We provide orthotic and prosthetic (O&P) patient care services, distribute O&P devices and components, manage O&P networks, and provide rehabilitative solutions to the broader post-acute market. For the three and nine month periods ended September 30, 2013, our net sales were $271.1 million and $768.2 million, respectively, and we recorded net income of $21.7 million and $45.2 million, respectively.  For the three and nine month periods ended September 30, 2012, our net sales were $242.5 million and $704.8 million, respectively, and we recorded net income of $17.3 million and $43.4 million, respectively.

We have two segments—Patient Care and Products & Services. Our Patient Care segment is comprised of our patient care clinics, other O&P businesses and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 740 O&P patient care clinics located in 45 states and the District of Columbia and six strategically located distribution facilities. For the three and nine month periods ended September 30, 2013, net sales to customers attributable to our Patient Care segment were $221.1 million and $635.2 million, respectively.  For the three and nine month periods ended September 30, 2012, net sales to customers attributable to our Patient Care segment were $199.5 million and $576.4 million, respectively.

Our Products & Services segment is comprised of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation, serving more than 4,200 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S. This segment also develops neuromuscular technologies through independent research. For the three and nine month periods ended September 30, 2013, net sales to customers attributed to our Products & Services segment were $50.0 million and $133.0 million, respectively. For the three and nine month periods ended September 30, 2012, net sales to customers attributed to Products & Services segment were $43.0 million and $128.4 million, respectively. See Note K for our consolidated financial statements contained herein for further information related to our segments.

Industry Overview

We estimate that approximately $4.3 billion is spent in the United States each year for orthotic and prosthetic products and services. Our Patient Care segment currently captures approximately 20% share of that market by providing a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in acute, post-acute and patient care clinic settings.

The traditional O&P patient care industry is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient care clinic revenues.

The industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of existing O&P devices. We believe, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. We expect the demand for O&P services to continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in the prevalence of disease associated disability, and the demand for new and advanced replacement devices.

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

We estimate the market for rehabilitation technologies, integrated clinical programs and therapist training in skilled nursing facilities (SNF) to be approximately $240 million annually.  We currently provide these products and services to approximately 30% of the estimated 15,700 SNFs located in the U.S. We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $600 million. Currently, our goods and services are only provided to a small portion of this larger category.

Business Description

Patient Care

Our Patient Care segment, which is comprised of our patient care clinics and other O&P operations and our contracting and network management business, provides O&P patient care services through over 740 patient care clinics and over 1,275 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. Our patient care clinics also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Patients are typically referred to our patient care clinics by an attending physician who determines a patient’s treatment and writes a prescription. Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of a custom orthotic or prosthetic device to meet the patient’s needs.  The fitting process often involves several stages in order to successfully achieve desired functional and cosmetic results.  These custom devices are fabricated by our skilled technicians using computer scans or plaster castings to measure the patient’s limb.  The proprietary Insignia laser scanning system images the patient and produces a very accurate computer generated representation of the patient’s limb, which results in a faster turnaround of the orthotic or prosthetic device and a more professional overall experience.

We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability, and can significantly enhance the rehabilitation process. The quality of our services and the success of our technological advances have generated broad media coverage, building our brand equity among payors, patients and referring physicians.  A listing of our principal reimbursement sources for our services is described in Note K of the Notes to Consolidated Financial Statements included elsewhere in this report.

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.5% and 40.8% of our net sales for the nine months ended September 30, 2013 and 2012, respectively. These payors set reimbursement levels for O&P services and products using a series of codes which designate the type of product and service being delivered. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price increase/(decreases) for 2013, 2012, and 2011were 0.8%, 2.4%, and (0.1%), respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Our contract and network management business is the only network management company dedicated solely to serving the O&P market for national and regional insurance companies. We partner with healthcare insurance companies either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,150 O&P provider locations, including over 400 independent providers. As of September 30, 2013, we had 57 contracts with national and regional providers.

Products & Services

Our Products & Services segment was created in the first quarter of 2013 through the combination of our previously reported Distribution segment and Therapeutic Solutions segment. Through our distribution business, we distribute O&P components both to independent customers and to our own patient care clinics.  We also provide rehabilitative solutions to the O&P market and the post-acute rehabilitation market while being a leading manufacturer and distributor of therapeutic footwear for diabetic patients in the podiatric market. Our distribution business maintains over 26,000 individual SKUs in inventory, which are manufactured by more than 375 different vendors. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas allow us to deliver products via ground shipment to the vast majority of our clients in the United States within two business days.

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

Our rehabilitative solutions business is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology; evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We serve more than 4,200 skilled nursing facilities nationwide, including 21 of the 25 largest national providers.

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

•                  Revenue Recognition:  Revenues in the Company’s Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices.  Revenues are recorded based upon contracts with commercial insurance companies, government agencies, net of contractual adjustments and discounts.  Individual patients are generally responsible for deductible and/or co-payments.  Revenues are recorded when the patient has accepted and received the device.  Revenues from maintenance and repairs are recognized when the service is provided.

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P devices to customers and leasing rehabilitation technology combined with clinical therapy programs, education, and training.  Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of merchandise returns received. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to the Company’s customers monthly.

•                  Accounts Receivable: Certain accounts receivable may be uncollectible, even if properly pre-authorized and billed. The Company estimates an allowance for disallowed sales primarily for commercial & governmental contractual adjustments and discounts not identified at the time of sale.  The allowance is estimated based upon historical experience. Additions to the allowance are reported as a reduction of Net sales. The Company estimates an allowance for doubtful accounts to estimate uncollectible accounts due primarily from individual patients.  The allowance is estimated based upon historical experience.  Bad debt expense is reported within Other operating expenses.

Accounts receivable balances are periodically evaluated to assess collectability.  On a quarterly basis, we evaluate cash collections, accounts receivable balances and write-off activity to assess the adequacy of the allowance for doubtful accounts. Additionally, an evaluation of collectability of receivable balances older than 180 days is performed at our O&P clinics at least semi-annually, the results of which are used in the next allowance analysis. From time to time, we may outsource the collection of such accounts to collection agencies after internal collection efforts are exhausted.

The following represents the composition of our accounts receivable balance by type of payor:

September 30, 2013

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$44,325	$11,157	$13,282	$68,764
Private pay	3,839	3,138	6,696	13,673
Medicaid	11,976	3,806	4,872	20,654
Medicare	29,479	6,069	18,195	53,742
VA	2,340	462	400	3,201
Products & Services
Trade accounts receivable	16,254	3,512	5,221	24,987
	$108,213	$28,144	$48,666	$185,021

December 31, 2012

(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$51,658	$10,468	$12,249	$74,375
Private pay	5,437	4,545	5,783	15,765
Medicaid	11,812	3,181	3,228	18,221
Medicare	27,433	5,611	9,029	42,073
VA	2,082	558	324	2,964
Products & Services
Trade accounts receivable	12,556	3,149	4,091	19,796
	$110,978	$27,512	$34,704	$173,194

•                 Inventories:  Inventories in the Patient Care segment, consisting principally of raw materials and work-in-process, are valued based on the gross profit method which approximates lower of cost or market using the first-in first-out method. The Company applies the gross profit method on a patient care clinic basis in this segment’s inventory to determine ending inventory at the end of each interim period.  On October 31st, of each year a physical inventory is taken. The annual physical inventory values the inventory at lower of cost or market using the first-in first-out method and includes work-in-process consisting of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Adjustments to reconcile the physical inventory to our books are treated as changes in accounting estimates and are recorded in the fourth quarter. The October 31st inventory is subsequently adjusted during interim periods to apply the gross profit method described above.

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

Guidance and Outlook

The Company has updated its 2013 net sales guidance to a range of between $1.045 and $1.055 billion, which represents growth of between 7% and 8% compared to 2012. This range reflects the estimated effect of the previously discussed revision on full year 2013 net sales. The net sales guidance assumes 3% to 4% same center sales growth in the Patient Care segment for the year.  The Company expects full year 2013 net sales in its Products & Services segment to increase slightly for the year, notwithstanding the segment’s strong net sales growth in the third quarter of 2013. The segment’s strong Q3 2013 net sales results included the benefit of an accelerated one-time sale that the Company had anticipated would occur across the third and fourth quarters of 2013. The Company is also narrowing its range of guidance for adjusted diluted earnings per share to between $2.08 and $2.11 for 2013, excluding certain tax benefits, costs related to the implementation of Janus of approximately $0.03, acquisition costs, and debt issuance cost associated with the June 2013 refinancing of the Company’s bank credit facilities.  The Company expects that adjusted operating margin expansion for the year will be in the range of 20 to 40 basis points. The Company anticipates generating cash flow from operations of between $90 million and $100 million in 2013 and investing a total of $35 million to $40 million in capital additions.  The Company continues its acquisition program with a goal of closing acquisitions that total approximately $20 million in annualized revenues in 2013.

Results of Operations

The following table sets forth for the periods indicated certain items from our consolidated statements of income and comprehensive income as a percentage of our net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Material costs	29.3	30.1	29.5	30.2
Personnel costs	35.0	34.7	36.2	35.3
Other operating expenses	17.6	17.0	17.7	17.7
Depreciation and amortization	3.4	3.6	3.6	3.6
Income from operations	14.7	14.6	13.0	13.2
Interest expense, net	2.2	3.2	2.8	3.3
Extinguishment of debt	—	—	0.9	—
Income before taxes	12.5	11.4	9.3	9.9
Provision for income taxes	4.5	4.2	3.4	3.7
Net income	8.0%	7.2%	5.9%	6.2%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Sales.  Net sales for the three month period ended September 30, 2013 increased $28.6 million, or 11.8%, to $271.1 million compared to $242.5 million for the same period of 2012.  This increase was due to a $21.6 million, or 10.8%, increase in the Patient Care segment, and a $7.0 million, or 16.2%, increase in the Products & Services segment.  The $21.6 million increase in Patient Care segment sales was comprised of a $7.4 million, or 3.8%, increase in same center sales, with the remaining $14.2 million increase driven by acquisitions.  The 16.2% increase in the Products & Services segment sales was the result of stronger sales results compared against relatively weak results in the similar period during 2012. as well as the impact of a one-time equipment sale within the segment.

Material Costs.  Material Costs for the three month period ended September 30, 2013 was $79.4 million, an increase of $6.3 million over $73.1 million for the three month period ended September 30, 2012, primarily due to sales growth. Material costs as a percentage of net sales decreased 0.8% primarily due to a change in the mix of sales favoring the Patient Care segment, which has lower costs, and a reduction in product cost resulting from an effort to further improve the movement of materials.

Personnel Costs.  Personnel costs for the three month period ended September 30, 2013 increased by $10.7 million to $94.8 million from $84.1 million for the three month period ended September 30, 2012. Approximately $1.5 million of the increase was due to annual merit increases as well as increased benefit costs, $5.9 million of the increase was due to the impact of O&P acquisitions and the remaining increase was due to an extra day of labor in 2013 as well as additions to our infrastructure to support growth.

Other Operating Expenses. Other operating expenses, comprised primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $6.6 million to $47.8 million, for the three month period ended September 30, 2013 compared to $41.2 million, for the three month period ended September 30, 2012.  Approximately $1.9 million of the increase was due to acquisitions, $0.9 million due to an increase in rent expenses, and the remaining balance was generally due to increased software license fees associated with our growth.

Depreciation and Amortization. Depreciation and amortization for the three month period ended September 30, 2013 increased $0.5 million, to $9.2 million, compared to $8.7 million for the three month period ended September 30, 2012. The increase was primarily due to leasehold improvements and additional capital expenditures over the last 12 months.

Income from Operations.  Income from operations increased $4.5 million, to $39.9 million, for the three month period ended September 30, 2013 compared to $35.4 million for the three month period ended September 30, 2012 due primarily to increased sales volume.

Interest Expense.  Interest expense decreased $1.8 million, to $6.0 million, for the three month period ended September 30, 2013, compared to $7.8 million, for the three month period ended September 30, 2012. The decrease resulted from the interest savings from the refinancing that occurred in the second quarter of 2013 as well as a reduction of outstanding borrowings.

Provision for Income Taxes.  The provision for income taxes for the three month period ended September 30, 2013 was $12.2 million, or 36.1% of pre-tax income, compared to $10.3 million, or 37.2% of pre-tax income, for the three months ended September 30, 2012. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due to the reinstatement of the Federal Research and Development Tax Credit, and other permanent differences.

Net Income.  Net income increased $4.4 million, to $21.7 million, for the three month period ended September 30, 2013, from $17.3 million for the three month period ended September 30, 2012, primarily due to higher sales volume and reduced material costs.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Sales.  Net sales for the nine month period ended September 30, 2013 increased $63.4 million, or 9.0%, to $768.2 million compared to $704.8 million for the same period of 2012.  The sales increase was driven by a $15.9 million, or 2.8%, increase in same center sales in the Patient Care segment, a $42.9 million increase from acquired entities, as well as a $4.6 million, or 3.6% increase in sales in the Products & Services segment.

Material Costs.  Material Costs for the nine month period ended September 30, 2013 was $226.6 million, an increase of $13.9 million from $212.7 million for the nine month period ended September 30, 2012, primarily due to sales growth. Material costs as a percentage of net sales decreased 0.7% primarily due to a change in the mix of sales favoring the Patient Care segment, which has lower costs, and a reduction in product cost resulting from an effort to further improve the movement of materials.

Personnel Costs.  Personnel costs for the nine month period ended September 30, 2013 increased by $29.2 million to $277.9 million from $248.7 million for the nine month period ended September 30, 2012. Approximately $6.8 million of the increase was due to annual merit increases and other benefit changes, $17.1 million of the increase was due to the impact of O&P acquisitions and the remaining increase was due to additional headcount to support growth in our business.

Other Operating Expenses.  Other operating expenses, comprised primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $11.3 million to $136.4 million, for the nine month period ended September 30, 2013 compared to $125.1 million, for the nine month period ended September 30, 2012.  However, other operating expenses as a percentage of sales did not increase.  Approximately $5.3 million of the increase was due to acquisitions, $2.8 million due to an increase in rent expenses, and the remaining balance was principally due to expenses such as software licenses fees that support our growth.

Depreciation and Amortization. Depreciation and amortization for the nine month period ended September 30, 2013 increased $2.6 million, to $28.0 million, compared to $25.4 million for the nine month period ended September 30, 2012. The increase was primarily due to leasehold improvements and additional capital expenditures.

Income from Operations.  Income from operations increased $6.5 million, to $99.3 million, for the nine months ended September 30, 2013 compared to $92.8 million for the nine months ended September 30, 2012 due primarily to increased sales volume.

Interest Expense.  Interest expense decreased $1.7 million, to $21.5 million, for the nine month period ended September 30, 2013, compared to $23.2 million, for the nine month period ended September 30, 2012.  The decrease is attributed to the interest savings from the refinancing that occurred in the second quarter of 2013 as well as a reduction of outstanding borrowings.

Extinguishment of Debt. In conjunction with our bank credit facility refinancing, in the second quarter of 2013, we incurred a charge of approximately $6.6 million related to the write-off existing debt issuance cost associated with our previous credit agreements.  There were no similar charges in the same period of 2012.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2013 was $25.9 million, or 36.4% of pre-tax income, compared to $26.3 million, or 37.7% of pre-tax income, for the nine month period ended September 30, 2012. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due to the reinstatement of the Federal Research and Development Tax Credit, and other permanent differences.

Net Income.  Net income increased $1.8 million, to $45.2 million, for nine month period ended September 30, 2013, from $43.4 million for the nine month period ended September 30, 2012, due primarily to increased sales.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

Our working capital at September 30, 2013 was $257.8 million, compared to $251.5 million at December 31, 2012. The increase in working capital is primarily due to increases in inventories, accounts receivable and other current assets.  The increases are primarily due to the organic growth of the business, acquisitions completed in 2012 and the impact of Medicare audit related receivables.  Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the nine months ended September 30, 2013 increased to 61 days from 60 days for the same period last year, and excludes the impact of acquired accounts receivable. The increase in DSO is primarily related to an increase in accounts receivable subject to Medicare audits.

Cash Flows

Net cash provided by operating activities was $68.5 million for the nine month period ended September 30, 2013 compared to $59.0 million for the same period in the prior year. The increase in cash provided by operating activities in the current year resulted primarily from improved cash earnings along with net decrease in cash used for changes in operating assets and liabilities.

Net cash used in investing activities was $25.5 million for the nine month period ended September 30, 2013, compared to $42.3 million in the prior year. In the first nine months of 2013, we purchased five O&P companies for $5.7 million, net of cash acquired. During the same period in 2012, we acquired 14 patient care clinics for $14.3 million, net of cash acquired.  Additionally, in 2013, we invested $27.5 million in capital assets, compared to $24.9 million for the same period in 2012.

Net cash used in financing activities was $55.1 million and $4.0 million for the nine month periods ended September 30, 2013 and 2012, respectively. For the nine month period ended September 30, 2013 we: (i) borrowed $225.0 million related to term loan borrowings; (ii) repaid $294.7 million related to term loan borrowings; (iii) borrowed $163.0 million under our revolving credit agreement; (iv) repaid $137.0 million under the revolving credit agreement; (v) made $9.2 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (vi) received $1.6 million of proceeds from employee stock compensation plan awards.  For the nine month period ended September 30, 2012 we: (i) repaid $2.9 million related to term loan borrowings under our credit facilities; (ii) made $3.4 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (iii) received $2.2 million of proceeds from employee stock compensation plan awards.

Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012

Revolving Credit Facility	$26,000	$—
Term Loan	223,594	293,300
7 1/8 % Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	21,463	27,346
Total Debt	471,057	520,646
Less current portion	(13,673)	(11,082)
Long Term Debt	$457,384	$509,564

Refinancing

During the second quarter of 2013 the Company refinanced its bank credit facilities through a new 5 year credit agreement that increased its senior secured facilities to an aggregate principal amount of up to $425.0 million from $400.0 million previously.  The new credit agreement includes a $200.0 million revolving credit facility and a $225.0 million term loan facility. Each new facility matures on June 17, 2018 and is subject to a leveraged-based pricing grid, with initial pricing of LIBOR plus 1.75%.  In conjunction with the refinancing, the Company incurred a pre-tax non-cash charge of approximately $6.6 million during the second quarter of 2013 related to the write-off of existing debt issuance costs associated with its previous credit agreement.  No prepayment penalties were incurred.

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  As of September 30, 2013, the Company had $170.4 million available under this facility. The amounts outstanding under the Revolving Credit Facility as of September 30, 2013 were $26.0 million, net of standby letters of credit of approximately $3.6 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

Term Loan

The Term Loan Facility, of which $223.6 million is outstanding, matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  Quarterly principal payments ranging from 0.625% to 3.750% are required throughout the life of the Term Loan, commencing September 30, 2013.  From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during the third quarter of 2013. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8 % Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

On or prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount thereof additional interest to the redemption date with the proceeds of a public offering of its equity securities.  Also, prior to November 15, 2014, the Company may redeem all or some of the notes at a redemption price of 103.6% all to interest that would have become due from the redemption date through November 15, 2014.  On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium, as described in further detail in the Company’s Annual Report on form 10-K for the year ended December 31, 2012.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. The credit agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00. As of September 30, 2013, the Company was in compliance with all covenants under these debt agreements.

General

As of September 30, 2013, $249.6 million, or 53.0%, of our total debt of $471.1 million was subject to variable interest rates based on a LIBOR plus 1.75%. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund our operations including anticipated capital expenditures, our acquisition plans and to make required payments of principal and interest on our debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2013 (unaudited):

	Payments Due by Period
(In thousands)	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total

Long-term debt	$2,973	$16,516	$21,605	$22,979	$28,626	$378,358	$471,057
Interest payments on long-term debt (1)	8,330	19,021	18,559	18,048	17,537	14,381	95,876
Operating leases	12,547	43,750	32,913	25,726	19,841	38,554	173,331
Capital leases	120	619	628	649	589	1,935	4,540
Other long-term obligations (2)	4,788	13,621	10,056	2,878	2,752	230	34,325
Total contractual cash obligations	$28,758	$93,527	$83,761	$70,280	$69,345	$433,458	$779,129

(1)           Interest projections were based on the assumptions that the future interest rate for the Revolving Credit Facility and Term Loan will remain at the current rate of 1.93%.

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

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Our future financial result is subject to a variety of risks, including interest rate risk.  As of September 30, 2013, the interest expense arising from the $249.6 million of outstanding borrowings under both our Term Loan Facility and our Revolver are subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $2.5 million of cash equivalents.  As of September 30, 2013, we had $221.5 million of fixed rate debt which includes our 7 1/8 % Senior Notes and Subordinated Seller Notes.

Presented below is an analysis of our financial instruments as of September 30, 2013 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Revolving and Term Loan Facilities, calculated for an instantaneous shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. As of September 30, 2013, the interest rate on the Revolving and Term Loan facilities was 1.93% based on a LIBOR rate of 0.18% and the applicable margin of 1.75%.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)	Rates	50 BPS	100 BPS	150 BPS
(In thousands)
Revolving and Term Loan	$4,375	$4,380	$4,385	$4,832	$6,068	$7,303	$8,539

ITEM 4.                Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 as a result of the material weakness in our internal controls over financial reporting relating to the valuation of work-in-process inventory  discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under Part II, Item 9A. The Company has implemented remediation procedures as described in further detail in the following paragraph.

Status of Remediation of Material Weakness

As of September 30, 2013, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 related to the proper valuation of work-in-process inventory. Management has implemented additional quarterly reviews, analysis and calculations surrounding the valuation of the work-in-process inventory to account for the changing sales volume from period to period. Management believes these measures will remediate the material weakness identified in the Form 10-K Annual report. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weakness or determine to modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there were no changes in the Company’s internal control over financial reporting, beyond those remediation processes discussed above, that occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 40.5% and 40.8% of our net sales for the nine months ended September 30, 2013 and 2012, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index— Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price increases/(decreases) for 2013, 2012, and 2011 were 0.8%, 2.4%, and (0.1%) respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers.

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

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration.” While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013. For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS (durable medical equipment (DME), prosthetics, orthotics, and supplies,) as well as claims under the DME Competitive Bidding Program, are reduced by 2 percent.  This is a claims payment adjustment with limited impact on the Company (approximately $1.7 million through September 30, 2013) ; no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore reimbursements from Medicaid, the VA and commercial payers who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

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

We have substantial debt. As of September 30, 2013, we had approximately $471.1 million of total indebtedness and $26.0 million borrowed under our Revolving Credit Facility.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)

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

HANGER, INC.

Dated: November 8, 2013	/s/Vinit K. Asar
Vinit K. Asar
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	/s/George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)