Form 10-K
period 2013-12-31
HANGER, INC.
filed 2014-04-04
CIK 722723

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,139,661,827

As of March 28, 2014 the registrant had 35,136,602 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.    BUSINESS

Business Overview

General

The goal of Hanger, Inc. ("Hanger" or the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. We provide orthotic and prosthetic (O&P) patient care services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to the broader post-acute market. We have two operating segments—Patient Care and Products & Services.

Our Patient Care segment is comprised of Hanger Clinic, Cares, Dosteon, other related O&P businesses and our contracting network management business. Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of approximately 1,150 clinics that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 740 O&P patient care clinics located in 45 states and the District of Columbia.

Our Products & Services segment is comprised of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania and Texas allow us to deliver products to the vast majority of our distribution customers in the United States within two business days. Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation, serving more than 4,200 long-term care facilities and other sub-acute rehabilitation providers throughout the United States. This segment also develops neuromuscular technologies through independent research.

For the years ended December 31, 2013, 2012 and 2011, our net sales were $1,046.4 million, $974.4 million, and $907.8 million, respectively. We recorded net income of $63.6 million, $63.7 million and $54.5 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

We have two operating segments—Patient Care and Products & Services. The following table summarizes the percentage of Net sales derived from each segment:

	For the year ended December 31,
	2013	2012	2011
Patient Care	83.4%	82.4%	81.9%
Products & Services	16.6%	17.6%	18.1%

See Note O to our Consolidated Financial Statements contained herein elsewhere in this Annual Report on Form 10-K for financial information about our segments.

Industry Overview

We estimate that approximately $4.3 billion is spent in the United States each year for orthotic and prosthetic products and services. Our Patient Care segment currently captures approximately 20% of that market by providing a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in the acute, post-acute and clinic settings.

The traditional O&P patient care industry is highly fragmented and is characterized by local, independent O&P businesses, with the majority of these businesses generally having a single facility with annual revenues of less than $1.0 million. We do not believe that any single competitor accounts for more than 2% of the country's total estimated O&P patient care clinic revenues.

The industry is characterized by stable, recurring revenues, primarily resulting from a growing patient population and the need for periodic replacement and modification of existing O&P devices. We believe, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. We expect the demand for O&P services to continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in the prevalence of disease associated disability, and the demand for new and advanced devices.

We estimate that approximately $2.1 billion is spent in the United States each year, principally by care providers for O&P products, components, devices and supplies. Our Products & Services segment distributes O&P products, components, devices and supplies to independent customers and to our patient care clinics. Our distribution sales account for approximately 5% of the market outside of the Company.

We estimate the market for rehabilitation technologies, integrated clinical programs and therapist training in skilled nursing facilities (SNF) to be approximately $240 million annually. We currently provide these products and services to approximately 27% of the estimated 15,700 SNFs located in the U.S. We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $600 million.

Business Strategy

Our goal is to be the partner of choice for services and products that enhance human physical capabilities. Our strategy is to pursue the creation of an integrated rehabilitative solutions model that will have a strong focus on O&P and immediately adjacent categories in order to provide our patients and customers a spectrum of related services that cater to their specific needs. In order to deliver superior long-term returns to our shareholders, we will focus on growth initiatives aligned with the changing healthcare environment, risk reduction strategies centered on product and customer diversification and cost reduction strategies aimed at protecting and enhancing our margins.

Significant changes to the business environment over the next five years, driven primarily by healthcare reform, will focus on lowering healthcare costs while improving patient outcomes and satisfaction. As a result, Hanger will focus on lowering product and service costs, efficiently managing increased patient volume, increasing partnerships with a variety of healthcare providers and investing in process and technologies to measure and report patient outcomes and satisfaction. Aging demographics and chronic disease prevalence will continue to drive demand for both O&P and rehabilitative services.

•
Our key growth and risk reduction strategies include:

  •
  continuing to focus on organic O&P growth in our clinics, supplemented with a robust O&P acquisition program;

  •
  developing competency around measuring and improving patient outcome and satisfaction data as a service to our customers;

  •
  pursuing entry points to new markets that are immediately adjacent to our core O&P business;

  •
  developing new channels and customers for the Products & Services segment; and

  •
  enhancing product development, fabrication and commercialization capabilities.

•
Our margin enhancement strategies include:

  •
  investing in and developing new processes to improve the productivity of our clinicians and our distribution centers, including the use of scanning technology as well as development of a comprehensive electronic clinic management system;

  •
  increasing harmonization in the delivery of services to provide higher value solutions and drive down costs; this will focus on portfolio optimization, formulary solutions, branding execution and measurable care standards;

  •
  leveraging corporate services such as IT, HR and Finance by enhancing enterprise systems and process infrastructure while increasing levels of service to the organization; and

  •
  balancing the skill set of our labor force to assure that we have the flexibility and efficiency necessary to succeed in the changing healthcare environment, both from a care delivery and cost perspective.

Business Description

Patient Care

Our Patient Care segment is comprised of Hanger Clinic, Cares, Dosteon, other related O&P businesses and our contracting network management business. Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of approximately 1,150 clinics that coordinates all aspects of O&P patient care for insurance companies. As of December 31, 2013, Hanger Clinic provided O&P patient care services through over 740 patient care clinics and approximately 1,300 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. A clinician manages each of our patient care clinics. Our patient care clinics also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

The fitting process often involves several stages to successfully achieve desired functional and cosmetic results. Custom devices are fabricated and fitted by our skilled technicians using plaster castings, measurements and designs made by our clinicians. Frequently, our proprietary Insignia scanning system is used to measure and design devices. The Insignia system scans the patient and produces a very accurate computer generated image of the patient's residual limb, resulting in a faster turnaround for the patient's device and a more professional overall experience. In order to provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient care clinics. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.

The principal reimbursement sources for our services are:

•
Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation programs and similar sources;

•
Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics and orthotics and by state for DME;

•
Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons based upon financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•
U.S. Department of Veterans Affairs.

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.0%, 40.4%, and 40.0% of our net sales in 2013, 2012, and 2011, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban ("CPIU") unless Congress acts to change or eliminate the adjustment. The CPIU is adjusted further by an efficiency factor ("the Productivity Adjustment" or "the MFP Adjustment") in order to determine the final rate adjustment each year. The Medicare price increases/(decreases) for 2014, 2013, 2012, 2011, and 2010 were 1.0%, 0.8%, 2.4%, (0.1%), and 0.0%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Our contract and network management business, known as Linkia, is the only network management company dedicated solely to serving the O&P market for national and regional insurance companies. We partner with healthcare insurance companies either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,150 O&P provider locations in total, composed of approximately 750 Hanger locations and 400 independent providers. As of December 31, 2013, Linkia had 57 contracts with national and regional insurance companies.

Products & Services

Our Products & Services segment was created in the first quarter of 2013 through the combination of our previously reported Distribution segment and Therapeutic Solutions segment. Through our wholly-owned subsidiary, Southern Prosthetic Supply (SPS), we distribute O&P components both to independent customers and to our own patient care clinics. This business maintains over 26,000 individual SKUs in inventory, which are manufactured by more than 375 different companies, is a leading fabricator and distributor of therapeutic footwear for diabetic patients in the podiatric market and fabricates O&P devices both for our O&P clinics and those of our competitors. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania and Texas allow us to deliver products to the vast majority of our distribution customers in the United States within two business days.

Our distribution business enables us to:

•
centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

•
manage our patient care clinic inventory levels and improve inventory turns;

•
improve inventory quality control;

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

Through our wholly-owned subsidiary, Accelerated Plus ("ACP"), our rehabilitative solutions business is the nation's leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. Our unique value proposition is to provide our customers with a full-service "total solutions" approach encompassing proven medical technology; evidence based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We serve more than 4,200 skilled nursing facilities nationwide, including 21 of the 25 largest national providers.

We also have a product development business specializing in the commercialization of emerging products in the O&P and rehabilitation markets. Working with inventors under licensing and consulting agreements, we commercialize the design, obtain regulatory approvals, develop clinical protocols for the technology, and then introduce the devices to the marketplace through a variety of distribution channels. We currently have two commercial products: the V-Hold, which is active vacuum technology used in lower extremity prosthetic devices, and the WalkAide system, which benefits patients with a condition referred to as foot drop. The V-Hold is primarily sold through our patient care clinics. The WalkAide system is currently reimbursable for Medicare beneficiaries with foot drop due to incomplete spinal cord injuries. Our product development business conducted randomized clinical trials in an effort to gain additional coverage for stroke patients with foot drop, which represents the largest potential patient population. We analyzed the clinical trial data and were accepted for publication in 2013. In February 2014, the trial result findings were published in the peer-reviewed journal Neurorehabilitation and Neural repair, and we submitted these findings to the Centers of Medicare and Medicaid Services (CMS) as part of a request for expanded coverage for the WalkAide. The WalkAide system is sold in the United States through our patient care clinics and SPS. We are also marketing the system internationally through a network of distributors in Europe, the Middle East/Africa, Latin America, Canada, and Asia. Research and development expenses, which were reported in Other operating expenses on our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013, 2012 and 2011 were $0.5 million, $0.7 million and $1.2 million, respectively.

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

    •
    contract with national and regional managed care entities;

    •
    utilize shared fabrication facilities;

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

  •
  engage in co-marketing and O&P product development programs with suppliers; and

  •
  expand the non-Hanger client base of the distribution business in our Products & Services segment

•
Marketing of leading-edge technology through our patient care clinics and licensed distributors worldwide;

•
Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•
History of successful integration of small and medium-sized O&P business acquisitions, including 124 O&P businesses since 1997, representing over 320 patient care clinics;

•
Highly trained clinicians, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry;

•
Experienced and committed management team; and

•
Successful government relations efforts which enables us to promote and educate legislators on the benefits and cost effectiveness of O&P services.

Suppliers

In our O&P patient care businesses, we purchase prefabricated O&P devices, components and materials from in excess of 375 suppliers across the country that our technicians use to fabricate O&P products. These devices, components and materials are used in the products we offer in our patient care clinics throughout the United States. As of December 31, 2013 only three of our third-party suppliers accounted for more than 5% of our total annual purchases.

Sales and Marketing

In our O&P patient care business, individual clinicians in local patient care clinics historically have conducted our sales and marketing efforts. Due primarily to the fragmented nature of the O&P industry, the success of a particular patient care clinic has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. In our Products & Services segment, we employ dedicated sales professionals that generally are responsible for a geographic region or specific product line.

In addition, we have developed a centralized marketing department, the goal of which is to augment the efforts of the business segment personnel. In the case of our O&P business, this enables the clinician to focus more of his or her efforts on patient care. Our sales and marketing effort targets the following:

•
Marketing and Public Relations.    Our objective is to increase the visibility of the "Hanger" name by building relationships with major referral sources through activities such as co-sponsorship of sporting events and co-branding of products. We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•
Business Development.    We have dedicated personnel in most of our operating regions who are responsible for arranging seminars, clinics and forums to educate and consult with patients and to increase the local community's awareness of the "Hanger" name. These business development managers ("BDMs") also meet with local referral and contract sources to help our clinicians develop new relationships in their markets.

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

Acquisitions

In 2013, we acquired nine O&P companies with approximately $19.2 million in annualized revenue, operating a total of 18 patient care clinics located in Colorado, Florida, Georgia, Kansas, Kentucky, Maryland, Tennessee and Virginia. The aggregate purchase price for these O&P businesses was $14.1 million, including $9.1 million in cash and $5.0 million in unsecured notes and contingent earn-out payments to be paid over the next two years. We have preliminarily allocated the purchase price for 2013 acquisitions to the individual assets acquired and liabilities assumed. Our valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The excess of purchase price over the aggregate fair values was recorded as goodwill. We incurred $0.9 million of one-time legal costs and other related acquisition expenses. Acquisition related expenses are included in Other operating expenses on our Consolidated Statements of Income and Comprehensive Income in the period incurred.

In 2012, we acquired 18 O&P companies with approximately $60.2 million in annualized revenue, operating a total of 59 patient care clinics located in Michigan, Montana, Washington, Alabama, Colorado, Tennessee, Texas, Oregon, Mississippi, Ohio, South Carolina, Maryland, Indiana, Georgia, Louisiana, North Carolina and California. The aggregate purchase price for these O&P businesses was $83.1 million, including $60.1 million in cash and $23.0 million in unsecured notes and contingent earn-out payments to be paid over the next five years. We have allocated the purchase price for 2012 acquisitions to the individual assets acquired and liabilities assumed. The excess of purchase price over the aggregate fair values was recorded as goodwill. We incurred $1.2 million of one-time legal costs and other related acquisition expenses. Acquisition related expenses are included in Other operating expenses on our Consolidated Statements of Income and Comprehensive Income in the period incurred.

Subsequent to December 31, 2013, the Company acquired seven O&P companies for approximately $29 million.

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

We also compete with independent O&P providers for the retention and recruitment of qualified clinicians. In some markets, the demand for clinicians exceeds the supply of qualified personnel.

Our Products & Services segment competes with other distributors, manufactures who sell their products directly, and providers of equipment and services on a regional and national basis that have similar sales forces and products. Some of our distributor competitors are also dedicated to the O&P industry, but many others are large medical product distributors who also distribute O&P products, particularly orthotic products. We strive to differentiate our products with additional services such as clinical protocols and continuing education.

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

Personnel and Training

None of our employees are subject to a collective-bargaining agreement. We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement. During the year ended December 31, 2013, we had an average of approximately 4,800 employees of which approximately 1,300 were clinicians.

We provide a series of ongoing training programs to improve the professional knowledge of our clinicians. For example, we have an annual Education Fair that is attended by over 850 of our clinicians and consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, business courses and other courses that allow the clinicians to fulfill their ongoing continuing education requirements.

Insurance

We currently maintain insurance coverage for professional liability, product liability, general liability, workers' compensation, executive protection and property damage and other lines of insurance. Our general liability insurance coverage is $1.0 million per incident, with a $50.0 million umbrella insurance policy. The coverage for professional liability, product liability and workers' compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience. Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount.

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

We derived 40.0%, 40.4% and 40.0% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs. Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index—Urban ("CPIU") unless Congress acts to change or eliminate the adjustment. The Medicare price increases/(decreases) for 2014, 2013, 2012, 2011 and 2010 were 1.0%, 0.8%, 2.4%, (0.1%) and 0.0%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 ("PPACA") changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual change in economy-wide private nonfarm business multifactory productivity ("the MFP Adjustment"). The MFP Adjustment may result in the percentage increase being less than zero for a year, and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or "sequestration." While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013. For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS (durable medical equipment (DME), prosthetics, orthotics and supplies) as well as claims under the DME Competitive Bidding Program, are reduced by 2 percent. This is a claims payment adjustment with limited impact on the Company (approximately $2.8 million through December 31, 2013) ; no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore reimbursements from Medicaid, the VA and commercial payers who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

In addition to the risks to our Patient Care segment businesses discussed above, changes in government reimbursement levels could also adversely affect the net sales, cash flows and profitability of one of the business in our Product & Services segment business. In particular, a significant majority of sales at ACP involve devices and related services provided to skilled nursing facilities (SNFs) and similar businesses. Reductions in government reimbursement levels to SNFs could cause such SNFs to reduce or cancel their use of ACP's devices and modalities, negatively impacting net sales, cash flows and profitability. For example in July 2011 CMS announced an across the board reduction of approximately 10% in SNF reimbursement levels, negatively impacting the demand for ACP's devices and treatment modalities. We cannot predict whether any other modifications to reimbursement levels will be implemented, or if implemented what form any modifications might take.

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

Various healthcare reform measures have been enacted into law in recent years, including the Patient Protection and Affordable Care Act adopted in March of 2010 ("PPACA"). These reforms are significant and over time could significantly change the way healthcare, including O&P services and products, are obtained and paid for in the United States. These changes are designed to increase access to and reduce the cost of healthcare through, among other things: expanded access to Medicaid; incentives to encourage shared savings programs, such as accountable care organizations; other alternative payment methodologies for Medicare reimbursement; and mandated private insurance for most non-indigent individuals under the age of 65. The reforms also include stronger enforcement tools and increased penalties. These changes could have a dramatic impact on the healthcare market generally, including the O&P services and products markets. It remains unclear, however, the ultimate impact the reforms will have since they will not be fully implemented for a number of years, and the reforms have been, and could be, further modified, delayed or repealed prior to full implementation. Nevertheless, the reforms, when implemented, may have an adverse affect our net sales, cash flows and profitability.

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

In recent years we have seen a significant increase in Medicare audits, including Recover Audit Contractor or RAC audits, Comprehensive/Error Rate Testing or CERT audits and Medicare Administrative Contractor (MAC) prepayment audits. At December 31, 2013, 2012 and 2011 we had approximately $15.2 million, $5.4 million and an immaterial amount of claims subject to pending Medicare audits, respectively. Through December 31, 2013, our success rate on these audits at final adjudication (the Administrative Law Judge hearing) was approximately 90%. Nevertheless, Medicare audits could have a material and adverse effect on our business financial condition and result of operations, particularly if our success rate at final adjudication were to decline.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, we concluded there were certain material weaknesses in internal control over financial reporting. Specifically, we did not design and maintain effective controls over i) raw materials to ensure items are priced using the first in first out method resulting from the identification of inaccurate prices utilized in the valuation of our inventory quantities on hand based on physical observation; ii) the accuracy of the stage of completion in valuing work-in-process inventory resulting from the identification of data input errors from our physical inventory observation used in the valuation of our work-in-process inventory; and iii) certain key assumptions used in the valuation of work-in-process inventory resulting from the identification of inaccurate or imprecise data used in the development of these assumptions. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected or corrected on a timely basis.

We are working to remediate the material weaknesses. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating our material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, then there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results.

Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weakness in our internal control over financial reporting may result in current and potential stockholders losing confidence in our financial reporting, which could negatively impact the market price of our common stock.

In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our inability to timely file periodic reports under the Exchange Act could result in the SEC revoking the registration of our common stock, the New York Stock Exchange delisting our common stock, or a default or an event of default under our credit and other debt agreements. Any of these events could have a material adverse effect on the market price of our common stock or on our business, financial condition and results of operations.

The implementation of Janus, our new comprehensive clinic management system, could interfere with our patient care clinic operations and adversely affect our business, financial condition and results of operations.

We depend on our information technology infrastructure to achieve our business objectives. We are currently in the process of implementing Janus, our new comprehensive clinic management system in our patient care clinics. We are in the process of rolling out Janus, and expect the rollout to continue through 2016. Any disruptions, delays or complications in the implementation process, or any deficiencies in the design, operation or expected performance of this new system, could result in higher than expected implementation costs, the diversion of management's and other employee's attention from the day-to-day operations of our patient care clinics, including scheduling patient visits, and other disruptions to our patient care business. Any of these consequences could have an adverse impact on our revenue or costs and could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2013, we operated over 740 patient care clinics and facilities in 45 states and the District of Columbia. We own 14 buildings that house a patient care clinic. The remaining clinics are occupied under leases expiring between 2014 and 2023. We believe our leased and owned facilities are adequate for carrying out our current and anticipated future O&P operations. We believe we will be able to renew such leases as they expire or find comparable or alternative space on commercially suitable terms.

The following table sets forth the number of our patient care clinics located in each state as of December 31, 2013:

State	Patient Care Clinics	State	Patient Care Clinics	State	Patient Care Clinics
Alabama	14	Louisiana	16	North Carolina	21
Arizona	41	Maine	5	North Dakota	2
Arkansas	6	Maryland	13	Ohio	37
California	81	Massachusetts	8	Oklahoma	11
Colorado	22	Michigan	8	Oregon	14
Connecticut	10	Minnesota	6	Pennsylvania	30
Delaware	1	Mississippi	15	South Carolina	21
District of Columbia	1	Missouri	21	South Dakota	1
Florida	55	Montana	5	Tennessee	16
Georgia	35	Nebraska	10	Texas	43
Illinois	26	Nevada	5	Utah	4
Indiana	12	New Hampshire	2	Virginia	11
Iowa	14	New Jersey	8	Washington	18
Kansas	13	New Mexico	8	West Virginia	6
Kentucky	10	New York	29	Wisconsin	11
				Wyoming	3

Other real estate holdings include our lease distribution facilities in Texas, California, Georgia, Florida, Illinois & Pennsylvania, our corporate headquarters in Austin, Texas, and the headquarters for our rehabilitative solutions in Reno, Nevada. Substantially all of our owned properties are pledged to collateralize bank indebtedness. See Note G to our Consolidated Financial Statements for further information regarding our outstanding debt.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to legal proceedings and claims which arise in the ordinary course of our business, including additional payments under business purchase agreements. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on our financial position, liquidity or results of our operations.

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

On May 20, 2013, the Staff of the SEC's Division of Enforcement informed us that it was conducting an investigation of the Company and made a request for a voluntary production of documents and information concerning our calculations of bad debt expense and allowance for doubtful accounts. We are cooperating fully with the SEC Staff.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding current executive officers of the Company and certain of its subsidiaries:

Name	Age	Office with the Company
Vinit K. Asar	48	President and Chief Executive Officer
Richmond L. Taylor	65	Executive Vice President of Hanger, Inc., President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc.
George E. McHenry	61	Executive Vice President, Secretary, and Chief Financial Officer
Russell G. Allen	43	Vice President and Treasurer
Thomas E. Hartman.	51	Vice President and General Counsel
Rebecca J. Hast	63	President of Linkia, LLC
Walt A. Meffert, Jr	50	Vice President and Chief Information Officer
Andrew C. Morton	48	Vice President, Human Resources
Kenneth W. Wilson	51	President and Chief Operating Officer of Southern Prosthetic Supply, Inc.

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

Richmond L. Taylor is our Executive Vice President of Hanger Inc, and the President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc., our two wholly-owned subsidiaries which operate all of our patient care clinics. Previously, Mr. Taylor served as the Chief Operating Officer of NovaCare O&P from June 1996 until July 1999, and held the positions of Region Vice-President and Region President of NovaCare O&P for the West Region from 1989 to June 1996. Prior to joining NovaCare O&P, Mr. Taylor spent 20 years in the healthcare industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

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

Rebecca J. Hast has been President of Linkia, LLC since November 2005. Prior to joining Linkia, Ms. Hast was with United Health Group Incorporated, a healthcare company that offers a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services. Ms. Hast held a variety of positions from 1999 to 2004, leaving United Healthgroup as Senior Vice President, Account Development for the Dental Benefit Providers, a wholly owned subsidiary of United Healthgroup's Specialty Services Division (now Optum). Prior to joining United Healthgroup, Ms. Hast held management and leadership positions with Magellan Health Services, Inc., a specialty healthcare management company, and other healthcare insurance and services providers. Ms. Hast holds a Bachelor of Science degree from University of Pittsburgh.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed and traded on the New York Stock Exchange since December 15, 1998, under the symbol "HGR." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange:

Year Ended December 31, 2013	High	Low
First Quarter	$31.79	$28.07
Second Quarter	33.41	28.92
Third Quarter	37.39	30.46
Fourth Quarter	39.75	32.62

Year Ended December 31, 2012	High	Low
First Quarter	$22.93	$18.13
Second Quarter	25.64	20.64
Third Quarter	29.13	23.81
Fourth Quarter	28.83	22.74

Holders

At March 28, 2014 there were approximately 212 holders of record of our 35,136,602 shares of outstanding common stock.

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

Equity Compensation Plans

The following table sets forth information as of December 31, 2013 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity Compensation Plans:
Approved by security holders	13,320	$9.53	1,118,792
Not approved by security holders	—	—	N/A

Total	13,320		1,118,792

Sales of Unregistered Securities

During the year ended December 31, 2013, we sold no securities that were unregistered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, we made no purchases of our common stock.

STOCK PERFORMANCE CHART

The annual changes in the cumulative total shareholder return on Hanger's common stock for the five-year period shown in the graph below are based on the assumption that $100 had been invested in Hanger common stock, the Russell 2000 Stock Index, the Standard & Poor's 500 Stock Index, the Standard & Poor's Small Cap 600 Stock Index, and the Standard & Poor's 500 Health Care Services Index on December 31, 2008, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2013.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
As of December 31, 2013

	As of December 31,
	2008	2009	2010	2011	2012	2013
Hanger, Inc.	$100.00	$95.31	$146.04	$128.81	$188.56	$271.12
S & P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
S&P SmallCap 600	$100.00	$125.57	$158.60	$160.22	$186.37	$263.37
RUSSELL 2000	$100.00	$127.17	$161.33	$154.60	$179.88	$249.71
S&P 500 Health Care Services Index	$100.00	$140.72	$152.17	$140.36	$168.96	$203.96

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

	Year Ended December 31,
Consolidated Statements of Income and Comprehensive Income:	2013	2012	2011	2010	2009
(In thousands)
Net sales	$1,046,438	$974,429	$907,794	$808,766	$753,115
Material costs	319,046	296,193	270,210	248,667	228,295
Personnel costs	369,738	335,328	321,529	282,417	264,581
Other operating expenses	186,304	178,918	169,131	178,403	153,400
Depreciation and amortization	37,486	34,652	30,969	18,809	16,319

Income from operations	133,864	129,338	115,955	80,470	90,520
Interest expense, net	26,475	31,169	31,821	30,340	30,693
Loss (gain) from interest rate swap(1)	—	—	—	1,610	(167)
Extinguishment of debt	6,645	—	—	13,985	—

Income before taxes	100,744	98,169	84,134	34,535	59,994
Provision for income taxes	37,160	34,477	29,657	13,639	23,901

Net income	63,584	63,692	54,477	20,896	36,093
Other comprehensive income (loss)	899	(734)	(906)	2,777	1,441

Comprehensive income	$64,483	$62,958	$53,571	$23,673	$37,534

Basic Per Common Share Data
Net income	$1.83	$1.86	$1.62	$0.65	$1.15

Shares used to compute basic per common share amounts	34,818	34,283	33,545	32,238	31,384

Diluted Per Common Share Data
Net income	$1.80	$1.83	$1.59	$0.64	$1.13

Shares used to compute diluted per common share amounts	35,395	34,833	34,220	32,888	32,068

(1)
During 2009, the gain from the interest rate swap results from the ineffective portions of the swap that occurred during the year. In 2010, the Company was required to terminate its interest rate swaps in conjunction with refinancing of the debt, resulting in a $1.6 million charge to interest expense.

	Year Ended December 31,
Balance Sheet Data:	2013	2012	2011	2010	2009
(In thousands)
Cash and cash equivalents	$9,860	$19,211	$42,896	$36,308	$84,558
Working capital	267,085	251,465	240,648	185,260	216,664
Total assets	1,271,660	1,237,327	1,126,719	1,060,570	875,036
Total debt	468,259	520,646	508,033	508,684	410,472
Shareholders' equity	580,220	503,094	428,582	364,427	315,893

	Year Ended December 31,
Other Financial Data:	2013	2012	2011	2010	2009
(In thousands)
Capital expenditures	$38,446	$33,163	$28,674	$30,593	$21,270
Net cash provided by (used in):
Operating activities	$86,260	$81,319	$61,804	$54,200	$71,824
Investing activities	(35,938)	(99,051)	(46,870)	(185,975)	(34,152)
Financing activities	(59,673)	(5,953)	(8,346)	83,525	(11,527)

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

Overview

The goal of Hanger, Inc. ("Hanger" or the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. We provide orthotic and prosthetic (O&P) patient care services, distribute O&P devices and components, manage O&P networks, and provide rehabilitative solutions to the broader post-acute market. We have two segments, Patient Care and Products & Services, which are summarized below. For further descriptions of our segments, see the Business Description section of Item 1of this Form 10-K.

Our Patient Care segment is comprised of Hanger Clinic, Cares, Dosteon, other O&P businesses and our contracting network management business. Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 740 O&P patient care clinics located in 45 states and the District of Columbia.

Our Products & Services segment is comprised of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our distribution business facilities in California, Florida, Georgia, Illinois, Pennsylvania and Texas allow us to deliver products to the vast majority of our distribution customers in the United States within two business days. Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation, serving more than 4,200 long-term care facilities and other sub-acute rehabilitation providers throughout the United States. This segment also develops neuromuscular technologies through independent research.

Results and Outlook

Net sales for the year ended December 31, 2013 increased by $72.0 million, or 7.4%, to $1,046.4 million from $974.4 million for the year ended December 31, 2012. The sales increase was principally the result of a $18.8 million, or 2.4%, increase in same center sales; a $51.2 million increase from acquired entities; and a $2.0 million, or 1.2%, increase in sales in the Products & Services segment.

Income from operations and Net income were $133.9 million and $63.6 million, respectively, in 2013 compared to $129.3 million and $63.7 million, respectively, in the prior year. Our cash flow from operations increased $5.0 million to $86.3 million in 2013, from $81.3 million in 2012, primarily from an increase in noncash charges on the income statement due both to the refinance and an increase in depreciation. As of December 31, 2013, $247.2 million, or 52.8%, of our total debt of $468.3 million was subject to variable interest rates. We had total liquidity of $181.3 million, comprised of $9.9 million of cash and $171.4 million available under our Revolving Credit Facility, net of $3.6 million in letters of credit at December 31, 2013. We believe that we have sufficient liquidity to conduct our normal operations and fund our acquisition plans through 2014.

We expect 2014 revenues of between $1.110 and $1.130 billion, resulting from 3% to 5% same center sales growth in our Patient Care Segment, and a slight decline in our Products & Services Segment sales. The decline in Products & Services Segment sales reflects the carry-over impact of a large one-time sale during 2013, continued acquisition of its O&P distribution customers by the Patient Care Segment, and increasing pressure on independent O&P customers resulting from continuing Medicare audits. We anticipate adjusted diluted earnings per share to rise 8% to 13% to between $2.10 and $2.20, excluding approximately $0.05 for training and implementation costs of Janus. The earnings growth includes an $11 million, or $0.19 per diluted share, investment the company is making in our back-office operations, including centralization of our billing and processing activities and improvements in our finance, accounting and information technology functions. Operational improvements and costs savings related to these investments are expected to be realized beginning in late 2014. We also are making investments in our financial reporting group, imbedding a finance group in our clinics and have allocated funds to develop an ERP strategy for the Company in 2014. Despite these significant investments, we anticipate maintaining our adjusted operating margins at a level similar to the prior year and generating cash flow from operations of between $90 and $100 million. We also plan to invest between $40 and $50 million in capital additions during the year. In the month of January 2014, we acquired O&P practices with annualized sales of approximately $20 million. In view of this level of acquisitions in January, our goal in 2014 is to acquire a total of $35 to $45 million of O&P annualized revenue.

Significant Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon the Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results and financial position. Our accounting policies are stated in Note B to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

•
Revenue Recognition:    Revenues in the Company's Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices. Revenues from maintenance and repairs are recognized when the service is provided. Revenues from the sale of devices are recorded when the patient has accepted and received the device and are recorded net of all known and estimated future contractual adjustments and discounts. Contractual adjustments and discounts are recorded as contra-revenue within net sales on the Consolidated Statement of Income and Comprehensive Income. Medicare and Medicaid regulations and the various agreements we have with other third-party payors under which these contractual adjustments and discounts are calculated are complex and are subject to interpretation. Therefore, the particular devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates. Additionally, updated regulations and pay schedules, and contract renegotiations, occur frequently, necessitating regular review and assessment of the estimation process by management.

Reserves for future contractual adjustments and discounts are estimated utilizing historical trends for such adjustments and are monitored monthly. As of December 31, 2013 and 2012, the Company estimated future contractual adjustments and discounts of $20.6 million and $13.9 million, respectively. The increase in the estimate is primarily related to both revenue growth resulting from both same clinic sales growth and clinic acquisitions, and from changes in collection trends. Individual patients are generally responsible for deductibles and/or co-payments. The reserve for future contractual adjustments and discounts is reflected as a reduction of Net accounts receivable on the Company's Consolidated Balance Sheet.

Revenues in the Company's Products & Services segment are derived from the distribution of O&P devices and leasing rehabilitation technology combined with clinical therapy programs, education, and training. Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of estimated returns. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to the Company's customers monthly.

•
Net Accounts Receivable:    The Company reports accounts receivable at estimated net realizable amounts generated for products delivered and services rendered from federal, state, managed care health plans, commercial insurance companies and patients. Collections of these accounts receivable are the Company's primary source of cash and are critical to the Company's operating performance. The Company estimates uncollectible patient accounts primarily based upon its experience in historical collections from individual patients. Bad debt expense is reported within other operating expenses within the Consolidated Statement of Income and Comprehensive Income. At December 31, 2013 and 2012, net accounts receivable reflected an allowance for doubtful accounts of $10.0 million and $7.5 million, respectively.

The following represents the composition of our gross accounts receivable balance by payor:

December 31, 2013	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Patient Care
Commercial insurance	$52,899	$12,092	$14,507	$79,498
Private pay	3,991	3,413	5,751	13,155
Medicaid	11,876	4,122	5,282	21,280
Medicare	30,587	7,097	20,918	58,602
VA	2,589	565	463	3,617
Products & Services
Trade accounts receivable	11,541	3,370	4,728	19,639

	$113,483	$30,659	$51,649	$195,791

December 31, 2012	0-60 days	61-120 days	Over 120 days	Total
(In thousands)
Patient Care
Commercial insurance	$51,658	$10,468	$12,249	$74,375
Private pay	5,437	4,545	5,783	15,765
Medicaid	11,812	3,181	3,228	18,221
Medicare	27,433	5,611	9,029	42,073
VA	2,082	558	324	2,964
Products & Services
Trade accounts receivable	12,556	3,149	4,091	19,796

	$110,978	$27,512	$34,704	$173,194

In 2012, CMS began using recovery audit contractors ("RACs") to detect Medicare overpayments related to prosthetic devices not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. RACs perform post-delivery audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old. Claims review strategies used by RACs generally include a review of high dollar claims, including the fitting, assembling, and delivery of prosthetic devices. RACs are paid a contingency fee based on the overpayments they identify and collect. Claims identified as overpayments by RACs are subject to the Medicare appeals process. We expect that the RACs will continue to look closely at claims submitted in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of any future RAC audits.

•
Inventories:    Patient Care—Inventories at Hanger Clinics, Dosteon and Cares, which consists of raw materials, work-in-process and finished goods, amounted to $109.2 million and $98.3 million as of December 31, 2013 and 2012, respectively. Inventories in Hanger's Clinics, which amounted to $99.0 million and $86.9 million at December 31, 2013 and 2012, respectively, consist principally of raw materials and work-in-process inventory valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Dosteon business amounted to $8.9 million and $9.7 million at December 31, 2013 and 2012, respectively, consists principally of raw materials. As of December 31, 2013, the Dosteon inventories were valued at the lower of cost or market using the first-in first-out method based on a physical count as of December 31, 2013. As of December, 31, 2012, the Dosteon inventories were valued based on the gross profit method, which approximated lower of cost or market using the first-in first-out method.

  Inventories in the Cares business amounted to $1.3 million and $1.7 million as of December 31, 2013 and 2012 respectively, consists principally of finished goods and are valued at the lower of cost or market using the first-in first-out method based on perpetual records.

  Hanger Clinic and Dosteon do not maintain a perpetual inventory system. On October 31st of each year the company performs an annual physical inventory of all inventories in Hanger Clinics. Dosteon counted its inventories on December 31, 2013 and October 31, 2012. The Company values the raw materials and work-in-process inventory counted at October 31 at lower of cost or market using the first-in first-out method. Hanger Clinic work-in-process inventory consists of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Material, labor and overhead costs are determined at the individual clinic or groups of clinics level. Adjustments to reconcile the Hanger Clinic and Dosteon physical inventory are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company recorded fourth quarter adjustments of a decrease to inventory of $2.3 million, a decrease to inventory of $0.5 million and an increase to inventory of $2.3 million in 2013, 2012, and 2011, respectively.

  For Hanger Clinics, the October 31st inventory is subsequently adjusted at each quarterly and annual reporting period end by applying the gross profit method. As it relates to materials, the Company generally applies the gross profit method to individual clinics or groups of clinics for material costs. Labor and overhead and other aspects of the gross profit method are completed on a Hanger clinic-wide basis. A similar approach is applied to Dosteon inventory, as applicable.

  Products & Services—Inventories consist principally of finished goods which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

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

•
Goodwill and Other Intangible Assets:    Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. We assess goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company's reporting units using a combination of income, market and cost approaches. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. There were no impairment indicators since our last annual impairment test as of October 1, 2013.

  Definite-lived trade name intangible assets are amortized over their estimated period of benefit of approximately 1 to 3 years. Approximately $9.1 million of the value of trade names is identified as an indefinite-lived intangible asset within the Products & Services segment and its fair value is annually assessed for impairment in the Company's fiscal fourth quarter. The Company estimates fair value utilizing a relief-from-royalty method valuation model and the 2013 assessment estimated the fair value is greater than carrying value. However, due to a one-time sale during the third quarter, which was partially offset by the commencement of a long-term service agreement, the estimated fair value is not substantially in excess of the carrying value. A key assumption in the relief-from-royalty method is projected future revenue. If actual future revenues fall below projection, the estimated fair value could be significantly impacted.

  Non-compete agreements are recorded when we enter into the agreement and are amortized, using the straight-line method, over their terms ranging from two to seven years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 14 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment. Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

•
Income taxes:    We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance against the deferred tax asset.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not the position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

•
Supplemental Executive Retirement Plan (SERP):    Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. We engage an actuary to calculate the benefit obligation and net benefit costs. We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. For further information, including the significant assumptions used in the estimate, see Note K of the accompanying financial statements.

Recently Issued Accounting Guidance

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangibles for Impairment". This ASU amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this new guidance in the first quarter of 2013, and the adoption did not have a material impact on the Company's condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-2, "Other Comprehensive Income." This ASU amends ASC 220, "Comprehensive Income," and supersedes ASU 2011-05 "Presentation of Comprehensive Income" and ASU 2011-12 "Comprehensive Income," to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance requires an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The amendments in this ASU were effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this guidance and its implementation did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes" that requires unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Income and Comprehensive Income as a percentage of our Net sales:

	For the Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Material costs	30.5	30.4	29.8
Personnel costs	35.3	34.4	35.4
Other operating expenses	17.8	18.4	18.6
Depreciation and amortization	3.6	3.6	3.4

Income from operations	12.8	13.2	12.8
Interest expense, net	2.5	3.2	3.5
Extinguishment of debt	0.6	—	—

Income before taxes	9.7	10.0	9.3
Provision for income taxes	3.6	3.5	3.3

Net income	6.1	6.5	6.0

Year ended December 31, 2013 compared with the year ended December 31, 2012

Net Sales.    Net sales for the year ended December 31, 2013 increased by $72.0 million, or 7.4%, to $1,046.4 million from $974.4 million last year. The sales increase was principally the result of a $18.8 million, or 2.4%, increase in same center sales; a $51.2 million increase from acquired entities; and a $2.0 million, or 1.2%, increase in sales of the Products & Services segment. The increase in same center sales of the Patient Care segment was principally due to an increase in volume as pricing was neutral to slightly negative due in part to the impact of sequestration on Medicare reimbursement. The sales increase in the Products & Services segment increased $2.0 million due to a $9.4 million sales increase at the ACP unit offset by a $7.4 million sales decline in our distribution business due principally to the impact of the acquisition of independent O&P providers, who were past customers of the distribution unit, and the negative impact of government audits on the purchase of high end devices.

Material Costs.    Material costs for the year ended December 31, 2013 were $319.0 million, an increase of $22.8 million, or 7.7%, over $296.2 million for the same period in the prior year. The increase was the result of the growth in sales and change of product mix. Material costs as a percentage of Net sales increased to 30.5% in 2013 from 30.4% in 2012.

Personnel Costs.    Personnel costs for the year ended December 31, 2013 increased by $34.4 million to $369.7 million from $335.3 million for the year ended December 31, 2012. The increase from prior year was primarily due to $21.5 million of personnel costs associated with acquired patient care clinics, $6.1 million in increased employee benefits and related taxes, $5.2 million impact from merit increases and the balance was due to additions to our infrastructure to support growth.

Other Operating Expenses.    Other operating expenses, which are comprised primarily of professional, office, bad debt, incentive compensation and reimbursable employee expenses, increased $7.4 million in 2013 to $186.3 million from $178.9 million for the year ended December 31, 2012. Bonus expense decreased by $6.3 million due to the impact of the fourth quarter results on the management and general bonus pool and the company realized savings of $4.7 million in general liability insurance, personal property and franchise tax and other expense. The remaining $18.4 million increase was comprised principally of $6.5 million in expenses related to acquisitions, $3.3 million in increased rent,

$4.7 million increase in bad debts, $1.7 million in professional fees and a $1.9 million reduction of overhead capitalized into work in process. The remaining $0.3 million change was attributable to changes in other operating expenses. Other operating expenses as a percentage of net sales decreased to 17.8%.

Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2013 was $37.5 million versus $34.7 million for the year ended December 31, 2012. The increase was principally due to a combination of the impact of acquisitions and a slightly higher rate of capital additions.

Income from Operations.    Income from operations increased $4.6 million to $133.9 million for the year ended December 31, 2013 compared to $129.3 million in the year ended December 31, 2012. The increase was primarily due to Patient Care Segment through increased sales both from the same center sales increase and acquisitions. The remaining increase was due to additional operating income in the Products & Services segment resulting from an increase in sales prices, implementation of strategies to reduce material costs and changes in sales mix. As a percentage of sales, Income from operations in 2013 decreased 0.4% from 13.2% to 12.8%.

Interest Expense.    Interest expense for the year ended December 31, 2013 decreased slightly to $26.5 million, compared to $31.2 million for the year ended December 31, 2012. The decrease resulted from the interest savings from the refinancing that occurred in the second quarter of 2013 as well as a reduction of outstanding borrowings.

Provision for Income Taxes.    An income tax provision of $37.2 million was recognized for the year ended December 31, 2013, compared to $34.5 million for the same period of the prior year. The increase in the income tax provision was primarily due to higher pre-tax earnings and less deferred tax discrete benefit items. Our effective tax rate was 36.9% and 35.1% for 2013 and 2012, respectively. The 2013 effective tax rate benefited 1.2% from current and prior period federal research and development credit claims, the release of a reserve for prior period federal research and development credit claims, the release of a portion of our valuation allowance, and prior period return to provision adjustments. The 2012 effective tax rate benefited 2.3% from prior period federal research and development credit claims filed in 2012, certain deferred tax asset rate changes, the release of a portion of our valuation allowance, and other nonrecurring discrete items.

Net Income.    Net income for the year ended December 31, 2013 remained consistent at $63.6 million, or $1.80 per diluted share, compared to net income of $63.7 million, or $1.83 per diluted share, for the year ended December 31, 2012, primarily due to increased Net sales and leveraged costs in 2013.

Year ended December 31, 2012 compared with the year ended December 31, 2011

Net Sales.    Net sales for the year ended December 31, 2012 increased by $66.6 million, or 7.3%, to $974.4 million from $907.8 million last year. The sales increase was principally the result of a $29.6 million, or 4.0%, increase in same center sales; a $30.2 million increase from acquired entities; and a $6.8 million, or 6.8%, increase in sales of the Distribution segment.

Material Costs.    Material costs for the year ended December 31, 2012 were $296.2 million, an increase of $26.0 million, or 9.6%, over $270.2 million for the same period in the prior year. The increase was the result of the growth in sales and change of product mix. Material costs as a percentage of net sales increased to 30.4% in 2012 from 29.8% in 2011.

Personnel Costs.    Personnel costs for the year ended December 31, 2012 increased by $13.8 million to $335.3 million from $321.5 million for the year ended December 31, 2011. The increase from prior year was primarily due to $10.2 million of personnel costs associated with acquired patient care clinics, and other increases in salary expense, commissions and benefits.

Other Operating Expenses.    Other operating expenses, which are comprised primarily of professional, office, bad debt, incentive compensation and reimbursable employee expenses, increased $9.8 million in 2012 to $178.9 million from $169.1 million for the year ended December 31, 2011. The increase was attributable to $4.2 million related to acquisitions, $3.3 million in incentive compensation and $2.2 million in professional fees, respectively. The remainder is attributable to other operating expenses. Other operating expenses as a percentage of net sales decreased slightly to 18.4%.

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

Income from Operations.    Income from operations increased $13.3 million to $129.3 million for the year ended December 31, 2012 compared to $116.0 million in the year ended December 31, 2011. The increase was primarily due to the Patient Care segment as fixed costs were leveraged over increased sales. The remaining increase was due to $5.9 million of additional operating income in the Distribution segment resulting from an increase in sales prices, implementation of cost management strategies and changes in sales mix. As a percentage of sales, income from operations in 2012 increased 0.4% from 12.8% to 13.2%.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at December 31, 2013 was $267.1 million, compared to $251.5 million and $240.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in working capital was primarily due to an increase in inventories, accounts receivable and other current assets. The increases are primarily due to the organic growth of the business, acquisitions completed in

2013and 2012 and the impact of Medicare related audits on our accounts receivables. Days sales outstanding ("DSO"), which is the number of days between the billing for our O&P services and the date of our receipt of payment thereof, for the year ended December 31, 2013 increased to 65 days, compared to 60 days in 2012 and 56 days in 2011 for the same period. The increase in DSO was primarily due to the increase in fourth quarter sales, the impact of the previously mentioned Medicare audits and an increase in accounts receivable related to fourth quarter acquisitions. Net cash provided by operating activities increased $5.0 million to $86.3 million for the year ended December 31, 2013, compared to $81.3 million in 2012 and $61.8 million in 2011. The increase in cash provided by operating activities in the current year resulted primarily from an increase in noncash charges on the income statement due both to the refinance and an increase in depreciation.

Net cash used in investing activities was $35.9 million, $99.1 million, and $46.9 million for the years ended December 31, 2013, 2012, and 2011 respectively. In 2013, 2012, and 2011, we invested $38.4 million, $33.2 million, and $28.7 million, respectively, in improvements to our patient care clinics, capitalized costs and license fees related to the implementation of the Janus billing system, upgrades to our computer hardware and software, and purchases of equipment leased to third parties by our Products & Services segment. In 2013, we acquired nine O&P companies, operating a total of 18 patient care clinics, at an aggregate purchase price of $14.1 million. In 2012, we acquired eighteen O&P companies, operating a total of 59 patient care clinics, at an aggregate purchase price of $83.1 million. In 2011, we acquired eight O&P companies, operating a total of 21 patient care clinics, at an aggregate purchase price of $24.9 million. Additionally, in 2012, we restricted $3.1 million of cash in order to eliminate letters of credit obligations under our revolving credit agreement.

Net cash (used in)/provided by financing activities was $(59.7) million, $(6.0) million, and $(8.3) million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013 we: (i) borrowed $225.0 million related to term loan borrowings under our credit facilities ("Term Loans"); (ii) repaid $296.1 million related to term loan borrowings under our credit facilities ("Term Loans"); (iii) borrowed $249.0 million under our revolving credit facility; (iv) repaid $224.0 million under the revolving credit facility; (v) made $12.4 million of required repayments of promissory notes issued in connection with acquisitions ("Seller Notes"); and (vi) received net $0.1 million of proceeds from employee stock compensation plan. During 2012 we: (i) repaid $3.7 million related to term loan borrowings under our credit facilities ("Term Loans") (ii) made $5.3 million of scheduled repayments of promissory notes we issued in connection with acquisitions ("Seller Notes"); (iii) made $0.7 million of scheduled payments of capital lease obligations; (iv) received $1.5 million in tax benefits associated with stock based compensation; and (iv) received net $2.2 million of proceeds from employee stock compensation plans. During 2011 we: (i) borrowed and repaid $10.0 million under our revolving credit facility; (ii) made $4.2 million of scheduled repayments of Seller Notes; (iii) repaid $3.0 million related to Term Loans; incurred $4.2 million of financing costs related to the repricing of our debt in the first quarter of 2011; and (iv) received net $0.6 million of proceeds from employee stock compensation plans.

General

We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility and Term Loan, will be sufficient for at least the next twelve months to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on our outstanding debt. We manage our interest rate risk through a portfolio hedging strategy by partially offsetting our borrowings subject to variable interest rates with cash equivalents which receive variable interest income. We would consider entering into interest rate derivatives to hedge our variable interest rate exposure depending on the nature of the interest rate environment in the future. For further information regarding our outstanding debt, see Note G. As of

December 31, 2013, $247.2 million, or 52.8%, of our total debt of $468.3 million was subject to variable interest rates. As of December 31, 2013, we had access to funds totaling $181.3 million, comprised of $9.9 million of cash and cash equivalents and $171.4 million available under the Revolving Credit Facility. Availability under the Revolving Credit Facility is net of $3.6 million of outstanding letters of credit. We believe that we have sufficient liquidity to conduct our normal operations and fund our acquisition plan in 2014.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2013:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt(1)	$15,998	$22,200	$23,488	$29,171	$377,226	$176	$468,259
Interest payments on long-term debt	19,215	18,942	18,727	18,627	14,054	11	89,576
Operating leases	47,100	35,637	28,031	21,522	14,350	27,418	174,058
Capital leases	1,882	1,861	1,851	1,773	1,726	7,351	16,444
Other long-term obligations(2)	16,048	10,088	2,910	2,759	1,985	13,194	46,984

Total contractual cash obligations	$100,243	$88,728	$75,007	$73,852	$409,341	$48,150	$795,321

(1)
Interest projections were based on the assumptions that the future interest rate for the Revolving Credit Facility and Term Loan will remain at the current rate of 1.92%.

(2)
Other long-term obligations include commitments under our SERP plan in addition to IT and telephone contracts. Refer to Footnote K to our Consolidated Financial Statements contained herein elsewhere in this Annual Report on Form 10-K for additional disclosure on the SERP plan.

Our wholly-owned subsidiary, IN, Inc., is party to a non-binding purchase agreement under which it purchases assembled WalkAide system kits. As of December 31, 2013, IN, Inc. had outstanding purchase commitments of approximately $0.4 million, which we expect to be fulfilled over the next three months.

Dividends

We have never paid cash dividends on our common stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in our business. The terms of our credit agreements and certain other agreements limit the payment of dividends on our common stock and such agreements are expected to continue to limit the payment of dividends in the future.

Supplemental Executive Retirement Plan (SERP)

In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives. We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2013, 2012 and 2011 and utilized such to establish our benefit obligation liability.

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2013	2012	2011
Discount rate	4.03%	3.25%	3.90%
Average rate of increase in compensation	3.00%	3.00%	3.00%

The discount rate at December 31, 2013 of 4.03% increased 78 basis points compared to the discount rate used at December 31, 2012 due to changes in the pension discount curve rate available on the open market at December 31, 2013. The average rate of increase in compensation was 3.00% at December 31, 2013, 2012 and 2011.

Future payments under the supplemental executive retirement plan as of December 31, 2013 are as follows:

(In thousands)
2014	$1,247
2015	1,585
2016	1,585
2017	1,585
2018	1,928
Thereafter	13,022

$20,952

Selected Operating Data

The following table sets forth selected operating data as of the end of the years indicated:

	2013	2012	2011	2010	2009
Patient care clinics	749	748	701	678	677
Revenue generating O&P clinicians	1,291	1,269	1,191	1,156	1,127
Number of states (including D.C.)	46	46	46	46	46
Same center net sales growth(1)	2.4%	4.0%	2.3%	4.4%	5.2%

(1)
Represents the aggregate increase or decrease of our patient care clinics' sales in the current year compared to the preceding year. Patient care clinics that have been owned by the Company for at least one full year are included in the computation.

Market Risk

We are exposed to the market risk that is associated with changes in interest rates. $247.2 million of our $468.3 million total debt outstanding as of December 31, 2013 is subject to variable interest rates (see Item 7A below).

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future financial result is subject to a variety of risks, including interest rate risk. As of December 31, 2013, the interest expense arising from the $247.2 million of outstanding borrowings under both our Term loan facility and our Revolver are subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $7.7 million of cash equivalents. As of December 31, 2013, we had $221.1 million of fixed rate debt which includes our 7 1/8% Senior notes and Subordinated seller notes.

Presented below is an analysis of our financial instruments as of December 31, 2013 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Revolving and Term Loan Facilities, calculated for an instantaneous shift in interest rates, plus or minus 50 basis points ("BPS"), 100 BPS and 150 BPS. As of December 31, 2013, the interest rate on the Revolving and Term loan facilities was 1.92% based on a LIBOR rate of 0.17% and the applicable margin of 1.75%.

	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
Cash Flow Risk	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
(In thousands)
Term Loan	$4,326	$4,326	$4,326	$4,715	$5,913	$7,111	$8,308

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below and included beginning at page F-4 of this Annual Report on Form 10-K.

Quarterly Financial Data

	Quarter Ended (Unaudited)
2013	Mar 31	Jun 30	Sep 30	Dec 31
(Dollars in thousands, except per share amounts)
Net Sales	$229,350	$267,798	$271,053	$278,237
Income from Operations	$22,716	$36,644	$39,906	$34,598
Net Income	$9,490	$14,079	$21,659	$18,356
Basic per Common Share Net Income	$0.27	$0.40	$0.62	$0.53
Diluted per Common Share Net Income	$0.27	$0.40	$0.61	$0.52

	Quarter Ended (Unaudited)
2012	Mar 31	Jun 30	Sep 30	Dec 31
(Dollars in thousands, except per share amounts)
Net Sales	$214,355	$247,902	$242,536	$269,636
Income from Operations	$21,737	$35,726	$35,373	$36,502
Net Income	$8,636	$17,386	$17,344	$20,326
Basic per Common Share Net Income	$0.25	$0.51	$0.50	$0.59
Diluted per Common Share Net Income	$0.25	$0.50	$0.50	$0.58

For a discussion of material events affecting performance in each quarter, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revision of Previously Reported Consolidated Financial Information

In connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, the Company corrected an error in the previously reported financial information for the quarters ended Mar 31, 2012; Jun 30, 2012; Sep 30, 2012; Mar 31, 2013; and Jun 30, 2013. This correction was related to the classification of certain components of bad debt expense from Other operating expense to Net sales. For a discussion of the revision and the correction of errors, see Revision of Previously Reported Consolidated Income Statements in Note B of the financial statements. The error had no impact on previously reported Income from operations, Net income, Basic per Common Share Net Income, and Diluted per Commons Share Net Income. For the three month ended December 31, 2012, the reclassification resulted in revised Net sales of $269,636, compared to the originally reported Net sales of $272,202 for such period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company's disclosure controls and procedures conducted by our Chief Executive Officer and Chief Financial Officer, such officers concluded that our disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weaknesses described below.

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

  (b)
  Report of the Registrant's Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

  (c)
  Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that, the corrective measures noted below related to the remediation efforts implemented for a previously identified material weakness, were changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Status of Previously Identified Material Weakness

As previously reported, the Company determined that as of December 31, 2012, it did not maintain effective controls over the valuation of work-in-process inventory. Specifically the Company did not appropriately account for the effect of sales volume changes on the determination of the valuation of the Company's work-in-process inventory. The Company continues to implement its remediation plans to enhance controls and procedures to address the material weakness by implementing additional annual and quarterly reviews, analyses, and calculations. Based on these actions performed through December 31, 2013, management has concluded, that despite the corrective action measures implemented in 2013, the material weakness related to the valuation of work-in-process inventory, as described in material weakness iii) in Management's Annual Report on Internal Control Over Financial Reporting has not been remediated as of December 31, 2013.

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
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income and Comprehensive Income for the Three Years Ended December 31, 2013
Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2013
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013
Notes to Consolidated Financial Statements
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
4.1
Indenture, dated November 2, 2010, by and among Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.2
First Supplemental Indenture, dated December 13, 2010, by and among Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit No.	Document
4.3	Second Supplemental Indenture, dated February 15, 2011, by and among Hanger Orthopedic Group, Inc., Accelerated Care Plus Corp., ACP Medical Supply Corporation, Liberty Health Services, LLC and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
4.4
Third Supplemental Indenture, dated June 27, 2013, by and among Hanger, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
4.5
Credit Agreement, dated June 17, 2013, among Hanger, Inc. and the lenders and agents party hereto. (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 19, 2013).
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
10.6
Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Richmond L. Taylor and the Company. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.7	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.8	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.9	Form of Restricted Stock Agreement for Executives (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

Exhibit No.	Document
10.10	Form of Restricted Stock Agreement for Employees Executives (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.11
Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.12	Form of Executive Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.13	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.14
Amended and Restated Employment Agreement, dated as of March 30, 2012, between Thomas E. Hartman and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*
10.15
Second Amended and Restated Employment Agreement, dated August 27, 2012, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012).*
10.16
Amended and Restated Employment Agreement, dated as of February 25, 2013, by and between Kenneth W. Wilson and Southern Prosthetic Supply, Inc. (Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*
10.17	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on May 13, 2013).
21	List of Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101
The following financial information from the Company's Annual Report on Form 10-K, for the period ended December 31, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements(1)

*
Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.
Dated: April 4, 2014	By:	/s/ VINIT K. ASAR Vinit K. Asar Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 4, 2014	/s/ VINIT K. ASAR Vinit K. Asar Chief Executive Officer and Director (Principal Executive Officer)
Dated: April 4, 2014	/s/ GEORGE E. MCHENRY George E. McHenry Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: April 4, 2014	/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Director
Dated: April 4, 2014	/s/ THOMAS P. COOPER, M.D. Thomas P. Cooper, M.D. Director
Dated: April 4, 2014	/s/ CYNTHIA L. FELDMANN Cynthia L. Feldmann Director
Dated: April 4, 2014	/s/ ERIC A. GREEN Eric A. Green Director

Dated: April 4, 2014	/s/ STEPHEN E. HARE Stephen E. Hare Director
Dated: April 4, 2014	/s/ THOMAS F. KIRK Thomas F. Kirk Director
Dated: April 4, 2014	/s/ RICHARD R. PETTINGILL Richard R. Pettingill Director
Dated: April 4, 2014	/s/ PATRICIA B. SHRADER Patricia B. Shrader Director

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

Management of the Company, in accordance with Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The framework on which management's evaluation of the Company's internal control over financial reporting is based on the "Internal Control—Integrated Framework" (1992) by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the evaluation performed, we identified the material weaknesses described below in the Company's internal control over financial reporting as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses in internal control over financial reporting. Specifically, the Company did not design and/or maintain effective controls over i) raw materials to ensure items are priced using the first in first out method resulting from the identification of inaccurate prices utilized in the valuation of our inventory quantities on hand based on physical observation; ii) the accuracy of the stage of completion in valuing work-in-process inventory resulting from the identification of data input errors from our physical inventory observation used in the valuation of our work-in-process inventory; and iii) certain key assumptions used in the valuation of work-in-process inventory resulting from the identification of inaccurate or imprecise data used in the development of these assumptions. These control deficiencies affect the completeness, valuation, and presentation and disclosure of inventories, cost of materials, personnel costs, and other operating expenses and related disclosures and although they did not result in material misstatements they could result in a misstatement to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies each constitute a material weakness. Because of these material weaknesses, our management, including our Chief

Executive Officer and Chief Financial Officer, concluded, that as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria set forth above.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger, Inc.:

In our opinion, the consolidated statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Hanger, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to, i) the valuation of raw materials, ii) the accuracy of the stage of completion in valuing work-in-process inventory and iii) certain assumptions made by management in the valuation of work-in-process inventory existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above are described in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Austin, Texas
April 4, 2014

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,860	$19,211
Restricted cash	—	3,120
Net accounts receivable, less allowance for doubtful accounts of $10,022 and $7,526 in 2013 and 2012, respectively	185,769	165,668
Inventories	141,518	127,295
Prepaid expenses, other current assets and income taxes receivable	15,519	15,673
Deferred income taxes	30,298	27,685

Total current assets	382,964	358,652

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	15,397	8,896
Furniture and fixtures	15,855	19,582
Machinery and equipment	61,707	60,364
Equipment leased to third parties under operating leases	34,142	34,827
Leasehold improvements	85,176	74,615
Computer and software	88,950	98,186

Total property, plant and equipment, gross	302,021	297,264
Less accumulated depreciation and amortization	175,223	182,803

Total property, plant and equipment, net	126,798	114,461

INTANGIBLE ASSETS
Goodwill	681,547	674,774
Patents and other intangible assets, less accumulated amortization of $27,375 and $20,643 in 2013 and 2012, respectively	58,021	64,281

Total intangible assets, net	739,568	739,055

OTHER ASSETS
Debt issuance costs, net	8,564	14,033
Other assets	13,766	11,126

Total other assets	22,330	25,159

TOTAL ASSETS	$1,271,660	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share and per share amounts)

	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$15,998	$11,082
Accounts payable	36,729	28,923
Accrued expenses and other current liabilities	24,923	22,357
Accrued interest payable	1,898	3,041
Accrued compensation related costs	36,331	41,784

Total current liabilities	115,879	107,187

LONG-TERM LIABILITIES
Long-term debt, less current portion	452,261	509,564
Deferred income taxes	76,545	77,730
Other liabilities	46,755	39,752

Total liabilities	691,440	734,233

COMMITMENTS AND CONTINGENCIES (Note H)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 36,113,202 shares and 35,617,884 shares issued and outstanding in 2013 and 2012, respectively	361	356
Additional paid-in capital	292,722	280,084
Accumulated other comprehensive loss	(1,020)	(1,919)
Retained earnings	288,813	225,229

	580,876	503,750
Treasury stock at cost (141,154 shares)	(656)	(656)

Total shareholders' equity	580,220	503,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,271,660	$1,237,327

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

For the Years Ended December 31,

(Dollars in thousands, except share and per share amounts)

	2013	2012	2011
Net sales	$1,046,438	$974,429	$907,794
Material costs	319,046	296,193	270,210
Personnel costs	369,738	335,328	321,529
Other operating expenses	186,304	178,918	169,131
Depreciation and amortization	37,486	34,652	30,969

Income from operations	133,864	129,338	115,955
Interest expense, net	26,475	31,169	31,821
Extinguishment of debt	6,645	—	—

Income before taxes	100,744	98,169	84,134
Provision for income taxes	37,160	34,477	29,657

Net income	$63,584	$63,692	$54,477

Other comprehensive income (loss):
Unrealized gain/(loss) on SERP net of taxes of $531, $439 and $546 for 2013, 2012 and 2011, respectively	899	(734)	(906)

Total other comprehensive income (loss)	899	(734)	(906)

Comprehensive income	$64,483	$62,958	$53,571

Basic Per Common Share Data
Net income	$1.83	$1.86	$1.62

Shares used to compute basic per common share amounts	34,818,214	34,282,591	33,544,813

Diluted Per Common Share Data
Net income	$1.80	$1.83	$1.59

Shares used to compute diluted per common share amounts	35,394,721	34,832,830	34,220,256

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 2013

(Dollars in thousands, except share and per share amounts)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2010	34,352	$344	$257,419	$(279)	$107,060	$(656)	$363,888
Net income	—	—	—	—	54,477	—	54,477
Other comprehensive loss (net of taxes)	—	—	—	(906)	—	—	(906)
Issuance of Common Stock in connection with the exercise of stock options	417	4	2,676	—	—	—	2,680
Forfeiture of restricted stock units	(63)	(1)	1	—	—	—	—
Issuance of restricted stock units	548	5	(5)	—	—	—	—
Purchase and retirement of common stock	(127)	(1)	(2,106)	—	—	—	(2,107)
Stock-based compensation expense	—	—	8,088	—	—	—	8,088
Tax benefit associated with vesting of restricted stock units	—	—	2,462	—	—	—	2,462

Balance, December 31, 2011	35,127	351	268,535	(1,185)	161,537	(656)	428,582
Net income	—	—	—	—	63,692	—	63,692
Other comprehensive loss (net of taxes)	—	—	—	(734)	—	—	(734)
Issuance of Common Stock in connection with the exercise of stock options	239	3	3,557	—	—	—	3,560
Forfeiture of restricted stock units	(231)	(2)	2	—	—	—	—
Issuance of restricted stock units	532	5	(5)	—	—	—	—
Purchase and retirement of common stock	(49)	(1)	(1,349)	—	—	—	(1,350)
Stock-based compensation expense	—	—	8,061	—	—	—	8,061
Tax benefit associated with vesting of restricted stock units	—	—	1,283	—	—	—	1,283

Balance, December 31, 2012	35,618	356	280,084	(1,919)	225,229	(656)	503,094
Net income	—	—	—	—	63,584	—	63,584
Other comprehensive income (net of taxes)	—	—	—	899	—	—	899
Issuance of Common Stock in connection with the exercise of stock options	205	2	2,435	—	—	—	2,437
Forfeiture of restricted stock units	(69)	(1)	1	—	—	—	—
Issuance of restricted stock units	421	5	(5)	—	—	—	—
Purchase and retirement of common stock	(54)	(1)	(2,373)	—	—	—	(2,374)
Stock-based compensation expense	—	—	9,080	—	—	—	9,080
Tax benefit associated with vesting of restricted stock units	—	—	3,500	—	—	—	3,500

Balance, December 31, 2013	36,121	$361	$292,722	$(1,020)	$288,813	$(656)	$580,220

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$63,584	$63,692	$54,477
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on disposals of assets	(5,914)	64	7
Reduction of seller notes and earnouts	(1,032)	(993)	(541)
Provision for doubtful accounts	14,330	9,589	9,396
Provision (benefit) for deferred income taxes	(1,602)	(4,303)	8,439
Depreciation and amortization	37,486	34,652	30,969
Amortization of debt issuance costs	2,488	3,452	3,334
Loss on extinguishment of debt	6,645	—	—
Compensation expense restricted stock units	9,080	8,061	8,088
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(32,060)	(30,259)	(26,583)
Inventories	(11,329)	(12,827)	(14,072)
Prepaid expenses, other current assets, and income taxes	4,689	3,867	796
Accounts payable	6,235	(2,114)	(5,902)
Accrued expenses, accrued interest payable	(223)	3,501	(1,424)
Accrued compensation related costs	(7,379)	4,348	(7,404)
Other	1,262	589	2,224

Net cash provided by operating activities	86,260	81,319	61,804

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(34,236)	(29,492)	(25,300)
Purchase of equipment leased to third parties under operating leases	(4,210)	(3,671)	(3,374)
Acquisitions and contingent considerations (net of cash acquired)	(9,296)	(62,500)	(14,842)
Restricted cash	3,120	(3,120)	—
Purchase of company-owned life insurance investment	—	(2,000)	(4,000)
Proceeds from sale of property, plant and equipment	8,684	1,732	646

Net cash used in investing activities	(35,938)	(99,051)	(46,870)

Cash flows from financing activities:
Borrowings under revolving credit agreement	249,000	—	10,000
Repayments under revolving credit agreement	(224,000)	—	(10,000)
Borrowings under term loan	225,000	—	—
Repayment of term loan	(296,113)	(3,700)	(3,000)
Scheduled repayment of seller's notes	(12,410)	(5,255)	(4,151)
Repayment of capital lease obligations	(1,047)	(713)	—
Deferred financing costs	(3,667)	—	(4,230)
Excess tax benefit from stock based compensation	3,501	1,505	2,462
Proceeds from issuance of common stock	2,437	3,560	2,680
Purchase and retirement of treasury stock	(2,374)	(1,350)	(2,107)

Net cash used in financing activities	(59,673)	(5,953)	(8,346)
Increase (decrease) in cash and cash equivalents	(9,351)	(23,685)	6,588
Cash and cash equivalents, at beginning of year	19,211	42,896	36,308

Cash and cash equivalents, at end of year	$9,860	$19,211	$42,896

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—THE COMPANY

The goal of Hanger, Inc. ("Hanger" or the "Company") is to be the world's premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. The Company provides orthotic and prosthetic ("O&P") patient care services, distributes O&P devices and components, manages O&P networks, and provides rehabilitative solutions to the broader post-acute market. We have two segments—Patient Care and Products & Services, which are summarized below. For further description of our segments, see the Business Description section of Item 1 of this Form 10-K.

Our Patient Care segment is comprised of our patient care clinics, Cares, Dosteon, other related O&P businesses and our contracting network management business. Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of over 1,150 clinics that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 740 O&P patient care clinics located in 45 states and the District of Columbia.

Our Products & Services segment is comprised of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our distribution business facilities in California, Florida, Georgia, Illinois, Pennsylvania and Texas allow us to deliver products to the vast majority of our distribution customers in the United States within two business days. Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation, serving more than 4,200 long-term care facilities and other sub-acute rehabilitation providers throughout the U.S. This segment also develops neuromuscular technologies through independent research.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Revision of Previously Reported Consolidated Financial Information

During the third quarter 2013, the Company corrected an error in the classification of certain components of bad debt expense (the "2013 Revision"). Hanger previously classified the reserves related to the write-off of older accounts receivable balances due from commercial and government payors as bad debt expense, which was reported as Other Operating Expense in its financial statements, instead of as a reduction of sales. Management has assessed the materiality of the errors on previously reported periods and concluded the impact was not material to any of the prior annual or quarterly consolidated financial statements. The errors had no impact on previously reported net income, balance sheet totals or the operating cash flows for any of the periods. The impact of the adjustment lowers sales and reduces Other Operating Expenses by equal and offsetting amounts in the Consolidated Statements of Income and Comprehensive Income and the Provision for doubtful accounts and Change in accounts receivable by equal and offsetting amounts in the Consolidated Statements of Cash Flows. Further, the Company has historically included the reserve for contra revenue in its presentation of the Allowance for doubtful accounts on the Consolidated Balance Sheets and the net change in the reserve

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

for contra revenue in the Provision for doubtful accounts on the Consolidated Statements of Cash Flows and the Schedule II Valuation and Qualifying Accounts included in the Company's Annual Report on Form 10-K. The Company has revised that presentation to only include the reserve for doubtful accounts and the related activity in the reserve for doubtful accounts in those respective balances. The impacts of the revisions on Net sales are included in the results of the Patient Care segment in Note O.

The impact of the 2013 Revision on the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Cash Flows for the annual periods ended 2011 and 2012, and Schedule II Valuation and Qualifying Accounts for the annual periods 2011 and 2012 are shown below.

Impact of 2013 Revision to previously reported consolidated annual results
(In thousands)

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated Statements of Income and Comprehensive Income
Net Sales	$985,550	$974,429	$918,539	$907,794
Other operating expenses*	$188,868	$178,918	$177,910	$169,131
Consolidated Statements of Cash Flows
Provision for doubtful accounts	$19,773	$9,589	$24,837	$9,396
Change in accounts receivable	$(40,443)	$(30,259)	$(42,024)	$(26,583)

*
The Other operating expenses balance includes $1.2 million of acquisition expense for the year ended December 31, 2012 and $1.2 million of relocation expense and $0.8 million of acquisition expense for the year ended December 31, 2011 previously reported as a separate caption in the presentation of the Consolidated Statements of Income and Comprehensive Income.

Impact of 2013 Revision to previously reported Schedule II Allowance for doubtful accounts table
(In thousands)

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

Restricted Cash

Restricted cash has statutory or contractual restrictions that prevent it from being used in the Company's operations. As of December 31, 2013, the Company had no restricted cash. At December 31, 2012, the Company had agreed to restrict $3.1 million of cash to serve as collateral for its Workers' Compensation program. In August of 2013, the Company substituted a letter of credit for the restricted cash to serve as collateral for its Worker's Compensation program, and the cash balances used as collateral were transferred to the Company's operating accounts.

Credit Risk

The Company primarily provides O&P (orthotics and prosthetics) devices and services and products throughout the United States of America and is reimbursed by the patients, third-party insurers, governmentally funded health insurance programs, and for those products distributed through the Products & Services business, by independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing facilities in the United States primarily through operating leases. The Company performs ongoing credit evaluations of its Products & Services segment customers. Accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon their financial stability which could be affected by future legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

Inventories

Patient Care—Inventories at Hanger Clinics, Dosteon and Cares, which consists of raw materials, work-in-process and finished goods, amounted to $109.2 million and $98.3 million as of December 31, 2013 and 2012, respectively. Inventories in Hanger's Clinics, which amounted to $99.0 million and $86.9 million at December 31, 2013 and 2012, respectively, consist principally of raw materials and work-in-process inventory valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Dosteon business amounted to $8.9 million and $9.7 million at December 31, 2013 and 2012, respectively, consists principally of raw materials. As of December 31, 2013, the Dosteon inventories were valued at the lower of cost or market using the first-in first-out method based on a physical count as of December 31, 2013. As of December, 31, 2012, the Dosteon inventories were valued based on the gross profit method, which

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximated lower of cost or market using the first-in first-out method. Inventories in the Cares business amounted to $1.3 million and $1.7 million as of December 31, 2013 and 2012 respectively, consists principally of finished goods and are valued at the lower of cost or market using the first-in first-out method based on perpetual records.

Hanger Clinic and Dosteon do not maintain a perpetual inventory system. On October 31st of each year the company performs an annual physical inventory of all inventories in Hanger Clinics. Dosteon counted its inventories on December 31, 2013 and October 31, 2012. The Company values the raw materials and work-in-process inventory counted at October 31 at lower of cost or market using the first-in first-out method. Hanger Clinic work-in-process inventory consists of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Material, labor and overhead costs are determined at the individual clinic or groups of clinics level. Adjustments to reconcile the Hanger Clinic and Dosteon physical inventory are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company recorded fourth quarter adjustments of a decrease to inventory of $2.3 million, a decrease to inventory of $0.5 million and an increase to inventory of $2.3 million in 2013, 2012, and 2011, respectively.

For Hanger Clinics, the October 31st inventory is subsequently adjusted at each quarterly and annual reporting period end by applying the gross profit method. As it relates to materials, the Company generally applies the gross profit method to individual clinics or groups of clinics for material costs. Labor and overhead and other aspects of the gross profit method are completed on a Hanger clinic-wide basis. A similar approach is applied to Dosteon inventory, as applicable.

Products & Services—Inventories consist principally of finished goods which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

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

Financial Instruments

Assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, are $7.7 million and $11.0 million, respectively, and are comprised of cash equivalent money market investments. The

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

money market investments are based on Level 1 observable market prices and are equivalent to one dollar. The carrying value of the Company's short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. During the second quarter of 2013, the Company refinanced its credit facilities by replacing its $300.0 million Term Loan and $100.0 million Revolving Credit Facility with a $225.0 million Term Loan Facility and a $200.0 million Revolving Credit Facility. See Note G for further information regarding our outstanding debt.

•
The carrying values of the Company's outstanding Term Loans as of December 31, 2013 and December 31, 2012, were $222.2 million and $293.3 million, respectively. The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

•
The carrying values of the Company's outstanding Revolving Credit Facilities as of December 31, 2013 and December 31, 2012, were $25.0 million and $0 million, respectively. The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

•
The carrying value of the Senior Notes was $200.0 million as of December 31, 2013 and December 31, 2012. The fair value of the Senior Notes was $213.3 million and $211.5 million as of December 31, 2013 and December 31, 2012. The Company has determined the fair value of the Senior Notes based on market observable inputs and has therefore concluded these are Level 2 measurements.

•
Seller Notes are recorded at contractual carrying values of $21.1 million and $27.3 million as of December 31, 2013 and December 31, 2012, respectively, and carrying value approximates fair value for similar debt in all material respects. The Company estimates fair value of the seller notes with a discounted cash flow model using unobservable rates and has determined these represent Level 3 measurements.

Revenue Recognition

Revenues in the Company's Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices. Revenues from maintenance and repairs are recognized when the service is provided. Revenues from the sale of devices are recorded when the patient has accepted and received the device and recorded net of known and estimated future contractual adjustments and discounts. Contractual adjustments and discounts are recorded as contra-revenue within net sales on the Consolidated Statement of Income and Comprehensive Income. Medicare and Medicaid regulations and the various agreements we have with other third-party payors under which these contractual adjustments and discounts are calculated are complex and are subject to interpretation. Therefore, the devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates. Additionally, updated regulations and pay schedules, and contract renegotiations, occur frequently, necessitating regular review and assessment of the estimation process by management.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserves for future contractual adjustments are estimated utilizing historical trends for such adjustments and are monitored monthly. As of December 31, 2013 and 2012, the Company estimated the reserve for future contractual adjustments and discounts to be $20.6 million and $13.9 million, respectively. The increase in the estimate is primarily related to both revenue growth resulting from both same clinic sales growth and clinic acquisitions, and from changes in collection trends. Individual patients are generally responsible for deductible and/or co-payments. The reserve for future contractual adjustments and discounts is reflected as a reduction of accounts receivable on the Company's Consolidated Balance Sheet.

Revenues in the Company's Products & Services segment are derived from the distribution of O&P devices and leasing rehabilitation technology combined with clinical therapy programs, education and training. Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of estimated returns. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to the Company's customers monthly.

Net Accounts Receivable

The Company reports accounts receivable at estimated net realizable amounts generated for products delivered and services rendered from federal, state, managed care health plans, commercial insurance companies and patients. Collections of these accounts receivable are the Company's primary source of cash and are critical to the Company's operating performance. The Company estimates uncollectible patient accounts primarily based upon its experience in historical collections from individual patients. Bad debt expense is reported within Other operating expenses within the Consolidated Statement of Income and Comprehensive Income. At December 31, 2013 and 2012, net accounts receivable reflected allowance for doubtful accounts of $10.0 million and $7.5 million, respectively.

The following represents the composition of our gross accounts receivable balance by payor:

December 31, 2013

(In thousands)	0 - 60 days	61 - 120 days	Over 120 days	Total
Patient Care
Commercial insurance	$52,899	$12,092	$14,507	$79,498
Private pay	3,991	3,413	5,751	13,155
Medicaid	11,876	4,122	5,282	21,280
Medicare	30,587	7,097	20,918	58,602
VA	2,589	565	463	3,617
Products & Services
Trade accounts receivable	11,541	3,370	4,728	19,639

	$113,483	$30,659	$51,649	$195,791

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2012

(In thousands)	0 - 60 days	61 - 120 days	Over 120 days	Total
Patient Care
Commercial insurance	$51,658	$10,468	$12,249	$74,375
Private pay	5,437	4,545	5,783	15,765
Medicaid	11,812	3,181	3,228	18,221
Medicare	27,433	5,611	9,029	42,073
VA	2,082	558	324	2,964
Products & Services
Trade accounts receivable	12,556	3,149	4,091	19,796

	$110,978	$27,512	$34,704	$173,194

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of the future minimum lease payments. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Consolidated Statements of Income and Comprehensive Income. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, which generally follows:

Asset class	Estimated life (in years)
Furniture and fixtures	5
Machinery and equipment	5
Computers and software	5
Buildings	10 - 40
Assets under capital leases	Shorter of 10 or lease term
Leasehold improvements	Shorter of 10 or lease term
Equipment leased to third parties under operating leases	Up to 10

The following table outlines the investment in equipment leased to third parties under operating leases:

(In thousands)
Program equipment	$34,142
Less: Accumulated depreciation	(14,184)

Net book value at December 31, 2013	19,958

Depreciation expense related to property, plant and equipment was approximately $30.8 million, $29.2 million and $26.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in Depreciation and amortization on the Company's Consolidated Statements of Income and Comprehensive Income.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Included within Buildings were $10.9 million and $4.4 million of buildings recorded under a capital lease, as of December 31, 2013 and 2012, respectively. Accumulated depreciation on these capital leases were $0.9 million and $0.4 million, as of December 31, 2013 and 2012, respectively. The annual future minimum lease payments as of December 31, 2013 under the lease agreements are $1.6 million, $1.6 million, $1.6 million, $1.7 million, $1.7 million, $6.2 million for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter. These future minimum lease payments include $4.3 million of interest.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. The Company assesses goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company's reporting units using a combination of income, market and cost approaches. Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. There were no impairment indicators since the last annual impairment test as of October 1, 2013.

Non-compete agreements are recorded based on agreements entered into by the Company and are amortized, using the straight-line method, over their estimated term ranging from two to seven years. Trade names are primarily comprised of an indefinite-lived intangible asset in the Company's Products & Services segment, which is annually assessed for impairment in the Company's fourth quarter using a relief-from-royalty method valuation model to estimate its fair value. Trade names not identified as an indefinite-lived intangible asset are amortized over their estimated period of benefit of approximately one to three years. Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that may warrant revised estimates of useful lives or that indicate that impairment had occurred. Refer to Note D for further discussion.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company's long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Income and Comprehensive Income.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is not recoverable and is considered impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company measures impairment as the amount by which the carrying value exceeds the fair market

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There were no long-lived asset impairments or indicators of impairment for the years ended December 31, 2013 or 2012.

Supplemental Executive Retirement Plan (SERP)

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. The Company engages an actuary to calculate the benefit obligation and net benefit costs. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. For further information, including the significant assumptions used in the estimate, see Note K of the accompanying financial statements.

Marketing

Marketing costs, including advertising, are expensed as incurred. The Company incurred $4.5 million, $4.2 million, and $3.9 million in marketing costs during the years ended December 31, 2013, 2012 and 2011, respectively, which is reported in Other operating expenses on the Company's Consolidated Statements of Income and Comprehensive Income.

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

Stock-Based Compensation

The Company issues restricted stock units of common stock under one active stock-based compensation plan. At December 31, 2013, 1.1 million shares of common stock were available for issuance under the Company's stock-based compensation plan. Shares of common stock issued under the stock-based

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation plan are issued from the Company's authorized and unissued shares. Restricted stock units are granted at the fair market value of the Company's common stock on the grant date. Restricted stock units vest over a period of time determined by the compensation plan, ranging from one to four years.

The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all stock-based payments at fair value.

Stock compensation expense relates to restricted stock units, as all stock options are fully vested and all associated compensation expense has been recognized in prior years. The total value of the restricted stock units is expensed ratably over the requisite service period of the employees receiving the awards and is included within Other operating expenses on the Company's Consolidated Statements of Income and Comprehensive Income.

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

Recently Adopted Accounting Guidance

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangibles for Impairment". This ASU amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this new guidance in the first quarter of 2013, and the adoption did not have a material impact on the Company's condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-2, "Other Comprehensive Income." This ASU amends ASC 220, "Comprehensive Income," and supersedes ASU 2011-05 "Presentation of Comprehensive Income" and ASU 2011-12 "Comprehensive Income," to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance requires an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The amendments in this ASU were effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this guidance and its implementation did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes" that requires unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

NOTE C—SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

(In thousands)	2013	2012	2011
Cash paid during the period for:
Interest	$25,230	$27,362	$27,799
Income taxes	34,409	34,468	17,152
Non-cash financing and investing activities:
Issuance of notes in connection with acquisitions	$2,650	$21,895	$6,700
Issuance of restricted stock units	11,698	5,996	12,754

NOTE D—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completes its annual goodwill and indefinite lived intangible impairment analysis in the fourth quarter of each year. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company's reporting units using a combination of income, market and cost approaches. No triggering events have transpired since the Company's fourth quarter assessment. Goodwill allocated to the Company's operating segments for the two years ended December 31, 2013 and 2012 is as follows:

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2012	$538,492	$136,282	$674,774
Additions due to acquisitions	7,317	—	7,317
Adjustments	(544)	—	(544)

Balance at December 31, 2013	$545,265	$136,282	$681,547

	Patient Care	Products & Services	Total
Balance at December 31, 2011	$474,166	$135,318	$609,484
Additions due to acquisitions	63,849	964	64,813
Contingent considerations(1)	477	—	477

Balance at December 31, 2012	$538,492	$136,282	$674,774

(1)
Contingent considerations relates to acquisitions completed prior to the adoption of ASC 805.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The activity related to intangible assets for the two years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Lists	$46,932	$(11,627)	$35,305	$48,044	$(7,846)	$40,198
Trade Name	10,023	(264)	9,759	9,070	—	9,070
Patents and Other Intangibles	28,441	(15,484)	12,957	27,810	(12,797)	15,013

	$85,396	$(27,375)	$58,021	$84,924	$(20,643)	$64,281

Customer lists are amortized over their estimated period of benefit, generally 10 to 14 years. The majority of the value associated with trade names is identified as an indefinite-lived intangible asset. Trade names not identified as an indefinite- lived intangible asset are amortized over their estimated period of benefit of approximately one to three years. Patents are amortized using the straight-line method over five years. Total intangible amortization expenses were $6.7 million and $5.5 million for the years ended December 31, 2013 and December 31, 2012, respectively, which were included in Depreciation and amortization on the Company's Consolidated Statements of Income and Comprehensive Income. The weighted average life of the additions to customer lists, patents and other intangibles is 7.8 years.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31 and thereafter is as follows:

(In thousands)
2014	$6,752
2015	6,505
2016	5,813
2017	5,401
2018	4,932
Thereafter	19,549

$48,952

NOTE E—INVENTORIES

Inventories recorded using the gross profit method primarily consists of raw materials and work-in-process held by the Patient Care segment. Inventories using the perpetual method primarily consists of finished goods held by the Products & Services segment. A description of the Company's inventory valuation methodologies are presented in Note B.

(In thousands)	December 31, 2013	December 31, 2012
Raw materials	$40,970	$41,372
Work in process	66,832	56,931
Finished goods	33,716	28,992

	$141,518	$127,295

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—INVENTORIES (Continued)

Finished goods includes products that are available for both sale to third party customers and transfer to the Patient Care segment into work-in-process to be customized and ultimately sold to a patient. During the twelve months ended December 31, 2013, approximately 72% of inventory purchased as finished goods was transferred to the Patient Care segment and the remaining 28% was sold to third party customers of the Products & Services segment.

NOTE F—ACQUISITIONS

In 2013, the Company acquired nine O&P companies, operating a total of 18 patient care clinics. The aggregate purchase price for these O&P businesses was $14.1 million, which consisted of $9.1 million of cash on hand, $2.7 million of promissory notes and $2.3 million of contingent consideration payable within the next two years. The Company preliminarily allocated the purchase price for 2013 acquisitions to the individual assets acquired and liabilities assumed. The Company's valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The excess of purchase price over the aggregate fair value was recorded as goodwill. Contingent consideration is reported as Accounts payable and Other liabilities on the Company's Consolidated Balance Sheet. The Company recorded (i) approximately $7.3 million of goodwill; (ii) $1.8 million of customer lists; (iii) $3.1 million in accounts receivable; and (iv) $1.9 million of other assets and liabilities related to these acquisitions. The value of the goodwill from these acquisitions can be attributed to a number of business factors including, but not limited to, expected revenue and cash flow growth in future years. The Company incurred $0.9 million in acquisition expenses, which were included in Other operating expenses on the Company's Consolidated Statements of Income and Comprehensive Income. The results of operations for these acquisitions are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different. Of the $7.3 million of goodwill recorded for the 2013 acquisitions, the Company intends to make an election to treat certain of these acquisitions as an asset acquisition for tax purposes resulting in $5.2 million of this amount being amortizable for tax purposes.

In 2012, the Company acquired eighteen O&P companies, operating a total of 59 patient care clinics. The aggregate purchase price for these O&P businesses was $83.1 million, which consisted of $60.1 million of cash on hand, $21.4 million of promissory notes and $1.6 million of contingent consideration payable within five years of the acquisition date. The Company allocated the purchase price for 2012 acquisitions to the individual assets acquired and liabilities assumed. The excess of purchase price over the aggregate fair value was recorded as goodwill. Contingent consideration is reported as Accounts payable and Other liabilities on the Company's Consolidated Balance Sheet. The Company recorded (i) approximately $63.8 million of goodwill; (ii) $12.1 million of customer lists; (iii) $6.0 million in accounts receivable; and (iv) $1.2 million of other assets and liabilities related to these acquisitions. The value of the goodwill from these acquisitions can be attributed to a number of business factors including, but not limited to, expected revenue and cash flow growth in future years. The Company incurred $1.2 million in acquisition expenses, which were included in Other operating expenses. The results of operations for these acquisitions are included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different. Of the $63.8 million of goodwill recorded for the 2012 acquisitions, the Company elected to treat certain of these acquisitions as an asset acquisition for tax purposes resulting in $13.0 million of this amount being amortizable for tax purposes.

In 2011 the Company acquired eight O&P companies, operating a total of 21 patient care clinics. The aggregate purchase price for these O&P businesses was $24.9 million, which consisted of $14.1 cash on

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACQUISITIONS (Continued)

hand, $6.7 million of promissory notes and $4.1 million of contingent consideration payable within four years of the acquisition date. The Company incurred $0.8 million in acquisition expenses, which were included in Other operating expenses on the Company's Consolidated Statement of Income and Comprehensive Income. The results of operations for these acquisitions were included in the Company's results of operations from the date of acquisition. Pro forma results would not be materially different. Of the $17.2 million of goodwill recorded for the 2011 acquisitions, the Company elected to treat certain of these acquisitions as an asset acquisition for tax purposes resulting in $14.0 million of this amount being amortizable for tax purposes.

In connection with contingent consideration agreements with acquisitions completed prior to adoption of the revised authoritative guidance for business combinations becoming effective, the Company made no payments in 2013. For the years ended December 31, 2012 and 2011, the company made payments of $0.5 million and $0.7, respectively. The Company has accounted for changes in the estimates of these amounts as additional purchase price, resulting in an increase in goodwill. In connection with contingent consideration agreements with acquisitions completed subsequent to adoption of the revised authoritative guidance, the Company made payments of $2.6 million in 2013, $2.5 million in 2012, and $1.5 million in 2011. As of December 31, 2013, the Company accrued $2.6 million related to contingent consideration.

Subsequent to December 31, 2013, the Company acquired 7 O&P companies for approximately $29 million.

NOTE G—LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

(In thousands)	2013	2012
Revolving credit facility	$25,000	$—
Term loan	222,188	293,300
7 1/8% Senior notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.0%, maturing through November 2018	21,071	27,346

Total debt	468,259	520,646
Less current portion	(15,998)	(11,082)

Total long term debt	$452,261	$509,564

Refinancing and Amendment

During the second quarter of 2013 the Company refinanced its bank credit facilities through a new 5 year credit agreement that increased its senior secured facilities to an aggregate principal amount of up to $425.0 million from $400.0 million previously. The new credit agreement includes a $200.0 million revolving credit facility and a $225.0 million term loan facility. Each new facility matures on June 17, 2018 and is subject to a leveraged-based pricing grid, with initial pricing of LIBOR plus 1.75%. In conjunction with the refinancing, the Company incurred a pre-tax non-cash charge of approximately

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

$6.6 million during the second quarter of 2013 related to the write-off of existing debt issuance costs associated with its previous credit agreement. No prepayment penalties were incurred.

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement). As of December 31, 2013, the Company had $171.4 million available under this facility. The amounts outstanding under the Revolving Credit Facility as of December 31, 2013 were $25.0 million of borrowings and standby letters of credit of approximately $3.6 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company's subsidiaries, and are secured by a first priority perfected security interest in all of the Company's assets, all the assets of the Company's subsidiaries and the equity interests of the Company's subsidiaries.

Term Loan Facility

The Term Loan Facility, of which $222.2 million is outstanding, matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement). Quarterly principal payments ranging from 0.625% to 3.750% of the initial amount borrowed are required throughout the life of the Term Loan. From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No such mandatory prepayments were required during 2013. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company's subsidiaries, and are secured by a first priority perfected security interest in all of the Company's assets, all the assets of the Company's subsidiaries and the equity interests of the Company's subsidiaries.

7 1/8% Senior Notes

The 7 1/8% Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

Prior to November 15, 2014, the Company may redeem all or some of the notes at a redemption price of 103.6% of outstanding principal plus the payment of interest that would have become due from the redemption date through November 15, 2014 and remains unpaid through the date of any such redemption. On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium of 1.036% of outstanding principal. On or after November 15, 2015, the premium reduces to 1.018% of outstanding principal and after November 15th 2016, the Notes are callable at par.

Subsidiary Guarantees

The Revolving Credit Facility, Term Loan Facilities and the 7 1/8% Senior Notes are guaranteed by all of the Company's subsidiaries. Separate condensed consolidating information is not included as the parent company does not have independent assets or operations, and the guarantees are full and unconditional and joint and several. There are no restrictions on the ability of the Company's subsidiaries to transfer cash to the Company or to co-guarantors.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—LONG-TERM DEBT (Continued)

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company's ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. The credit agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00. As of December 31, 2013, the Company was in compliance with all covenants under these debt agreements.

Maturities of long-term debt at December 31, 2013 and the years thereafter are as follows:

(In thousands)
2014	$15,998
2015	22,200
2016	23,488
2017	29,171
2018	377,226
Thereafter	176

$468,259

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company's wholly-owned subsidiary, Innovative Neurotronics, Inc. ("IN, Inc."), is party to a non-binding purchase agreement under which it agreed to purchase assembled WalkAide system kits. As of December 31, 2013, IN, Inc. had outstanding purchase commitments of approximately $0.4 million that the Company expects to be fulfilled over the next three months.

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

(In thousands, except share and per share data)	2013	2012	2011
Net income applicable to common stock	$63,584	$63,692	$54,477

Shares of common stock outstanding used to compute basic per common share amounts	34,818,214	34,282,591	33,544,813
Effect of dilutive restricted stock units and options	576,507	550,239	675,443

Shares used to compute diluted per common share amounts	35,394,721	34,832,830	34,220,256

Basic income per share applicable to common stock	$1.83	$1.86	$1.62
Diluted income per share applicable to common stock	$1.80	$1.83	$1.59

NOTE J—INCOME TAXES

Components of income tax expense attributable to continuing operations are as follows:

(In thousands)	2013	2012	2011
Current:
Federal	$32,521	$32,394	$18,976
State	6,241	6,386	2,242

Total Current	38,762	38,780	21,218

Deferred:
Federal	(1,510)	(3,273)	6,242
State	(92)	(1,030)	2,197

Total Deferred	(1,602)	(4,303)	8,439

Provision for income taxes	$37,160	$34,477	$29,657

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes (net of federal effect)	4.0	4.3	4.3
Domestic manufacturing deduction	(2.1)	(2.4)	(2.0)
Other	—	(1.8)	(2.1)

Provision for income taxes	36.9%	35.1%	35.2%

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(In thousands)	2013	2012
Deferred tax liabilities:
Goodwill amortization	$68,735	$63,405
Property, plant and equipment	4,239	3,339
Acquired intangibles	16,980	18,062
Debt issuance costs	—	1,600
Tax accounting method changes	—	1,278
Other	6,830	4,511

	96,784	92,195

Deferred tax assets:
Net operating loss carryforwards	5,599	4,415
Accrued expenses	13,553	15,573
Deferred benefit plan compensation	8,103	8,363
Provision for doubtful accounts	12,313	7,911
Inventory capitalization and reserves	2,642	2,408
Restricted stock	2,752	2,182
Deferred rent	1,855	1,432
Other	4,711	557

	51,528	42,841
Valuation allowance	(991)	(691)

	50,537	42,150

Net deferred tax liabilities	$46,247	$50,045

At December 31, 2013 and 2012, the Company had accumulated federal net operating loss carryforwards of $9.9 million, and $7.0 million, respectively, and state net operating loss carryforwards of $45.0 million and $39.8 million, respectively. The federal net operating loss carryforwards expire from 2025 through 2030, and the state net operating loss carryforwards for significant taxing jurisdictions expire from 2023 through 2028. Utilization of the acquired carryforwards is subject to limitations due to ownership changes that may delay or prevent the utilization of a portion of the acquired carryforwards.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2013 and 2012, the Company recorded a valuation allowance of $1.0 million and $0.7 million, respectively, related to state loss carryforwards, which are expected to expire before utilization.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011
Unrecognized tax benefits, at beginning of the year	$377	$230	$420
Additions for tax positions related to the current year	—	107	—
Additions for tax positions of prior years	207	79	—
Decrease related to prior year positions	(107)	—	(190)
Decrease for lapse of applicable statute of limitations	—	(39)	—

Unrecognized tax benefits, at end of the year	$477	$377	$230

As of December 31, 2013, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.0 million. At December 31, 2013, there were no unrecognized tax benefits that the Company expects would change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, 2012 and 2011, the amount of accrued interest and penalties was immaterial. The amount of interest and penalties recognized in all periods presented was immaterial.

The Company is subject to income tax in U.S. federal, state and local jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2010, and with few exceptions, is no longer subject to state and local income tax examinations by tax authorities for years before 2009. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years.

NOTE K—EMPLOYEE BENEFITS

Savings Plan

The Company maintains a 401(k) Savings and Retirement plan that covers all of the employees of the Company. Under this 401(k) plan, employees may defer such amounts of their compensation up to the levels permitted by the Internal Revenue Service. The Company recorded matching contributions of $6.0 million, $4.2 million and $3.9 million under this plan during 2013, 2012 and 2011, respectively, which were included in Personnel costs on the Company's Consolidated Statements of Income and Comprehensive Income.

Supplemental Executive Retirement Plan (SERP)

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the "Plan") for certain senior executives. The Plan, which is administered by the Company, calls for fifteen annual payments upon retirement with the payment amount based on years of service and final average salary. The Company has engaged an actuary to calculate the benefit obligation and net benefits cost at December 31, 2013 and has utilized such to establish the benefit obligation liability. Net

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—EMPLOYEE BENEFITS (Continued)

periodic benefit expense is also actuarially determined. As of December 31, 2013, the average remaining service period of plan participants is 7.6 years.

The Plan's net benefit cost is as follows:

(In thousands)
Change in Benefit Obligation
Benefit obligation at December 31, 2010	$17,510
Service cost	986
Interest cost	807
Payments	(526)
Actuarial loss	1,453

Benefit obligation at December 31, 2011	$20,230

Service cost	878
Interest cost	761
Amortization of loss	40
Payments	(706)
Actuarial loss	1,174

Benefit obligation at December 31, 2012	$22,377

Service cost	556
Interest cost	696
Amortization of loss	121
Payments	(1,247)
Actuarial gain	(1,551)

Benefit obligation at December 31, 2013	$20,952

Unfunded status	$20,952
Unamortized net (gain) loss	—

Net amount recognized	$20,952

Amounts Recognized in the Consolidated Balance Sheet
Current accrued expenses and other current liabilities	1,247
Non-Current other liabilities	19,705

Total Accrued liabilities	$20,952

The Company recorded a comprehensive gain of $1.6 million, a comprehensive loss of $(1.2) million and a comprehensive loss of $(1.4) million for the years 2013, 2012 and 2011, respectively. The Company recorded a tax obligation of $0.5 million on the unrealized gain for the plan years 2013 and a tax benefit of $0.4 and $0.5 million on the unrealized loss for the plan years 2012 and 2011, respectively. The Company also amortized the loss of $0.1 million and $0.04 million for the plan years 2013 and 2012, respectively within Personnel costs on the Consolidated Statements of Income and Comprehensive Income. As of December 31, 2013, the Company does not expect to recognize amounts from Accumulated other comprehensive income as a component of net periodic benefit cost in 2014. There were no other components such as prior service costs or transition obligations relating to the

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—EMPLOYEE BENEFITS (Continued)

Plan costs recorded within accumulated other comprehensive loss during 2013, 2012 or 2011. Accumulated other comprehensive loss was comprised of actuarial gain of $0.9 million, actuarial loss of $(0.7) million and actuarial loss of $(0.9) million, net of tax, for the years ended 2013, 2012 and 2011, respectively.

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2013	2012	2011
Discount rate	4.03%	3.25%	3.90%
Average rate of increase in compensation	3.00%	3.00%	3.00%

At December 31, 2013, the estimated accumulated benefit obligation is $21.0 million. Future payments under the Plan are as follows:

(In thousands)
2014	$1,247
2015	1,585
2016	1,585
2017	1,585
2018	1,928
Thereafter	13,022

$20,952

NOTE L—STOCK-BASED COMPENSATION

On May 13, 2010, the stockholders of the Company approved the 2010 Omnibus Incentive Plan (the "2010 Plan") and prohibited future awards under the Amended and Restated 2002 Stock Incentive and Bonus Plan (the "2002 Plan") and 2003 Non-Employee Directors' Stock Incentive Plan (the "2003 Plan"). In conjunction with this approval, it was determined that no new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding will remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

The 2010 Plan provides that 2.5 million shares of Common Stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan; provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options. Of these 2.5 million shares, 2.0 million are shares that were newly authorized for issuance under the 2010 Plan and 0.5 million are unissued shares not subject to awards that had been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan. Unless earlier terminated by the Board of Directors, the 2010 Plan remains in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company's stockholders, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

As of December 31, 2013, of the 2.5 million shares of common stock authorized for issuance under the Company's 2010 Plan, awards relating to approximately 1.6 million shares have been issued of which awards relating to approximately 0.2 million shares have been subsequently canceled, leaving 1.1 million

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

shares available for future issuance. In 2013, shares issued under equity plans are issued from authorized and unissued shares. Total unrecognized stock-based compensation cost related to unvested restricted stock unit awards is approximately $14.3 million as of December 31, 2013, and is expected to be expensed as compensation expense over approximately four years.

Restricted Stock Units

For the years ended December 31, 2013, 2012 and 2011, the Company has included approximately $9.0 million, $8.1 million and $8.1 million, respectively, of stock-based compensation expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the 2002, 2003 and 2010 Plans. Compensation expense relates to restricted stock unit grants, as the amount of expense related to options is immaterial in all periods presented. The fair value of restricted stock unit awards is based on the closing price of the Company's common stock on the grant date. The total value of the restricted stock units is expensed ratably over the requisite service period of the awards.

The summary of restricted stock units and weighted average grant date fair values are as follows:

	Employee Awards		Director Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	808,071	$16.33	133,754	$16.38
Granted	487,620	25.25	59,698	25.72
Vested	(374,067)	14.61	(62,533)	15.46
Forfeited	(28,101)	19.17	(15,001)	20.80

Nonvested at December 31, 2011	893,523	$21.84	115,918	$21.12
Granted	468,500	20.47	63,497	22.35
Vested	(318,927)	20.17	(58,059)	19.34
Forfeited	(231,537)	21.26	—	—

Nonvested at December 31, 2012	811,559	$21.76	121,356	$22.62

Granted	371,111	29.35	71,651	26.05
Vested	(262,860)	21.58	(107,146)	20.69
Forfeited	(53,174)	22.81	(997)	25.72

Nonvested at December 31, 2013	866,636	$25.00	84,864	$27.92

During the years ended December 31, 2013, 2012 and 2011, 370,006, 376,986 and 436,600 restricted stock units of common stock with an intrinsic value of $7.9 million, $7.6 million and $6.4 million, respectively, became fully vested. As of December 31, 2013, total unrecognized compensation expense related to non-vested restricted stock units of common stock was approximately $14.3 million and the related weighted-average period over which it is expected to be recognized is approximately two years. The aggregate granted units have vesting dates through March 2017. The 2013, 2012 and 2011 grants totaled $12.8 million, $11.0 million and $13.3 million, respectively, at the grant date, and are amortized to expense ratably over the vesting period of the granted units.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—STOCK-BASED COMPENSATION (Continued)

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Awards		Director Awards		Non-Qualified Awards
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	434,500	$13.45	80,091	$11.08	376,000	$5.95
Granted	—	—	—	—	—	—
Terminated	—	—	(10,373)	10.79	—	—
Exercised	—	—	(41,459)	10.38	(376,000)	5.98

Outstanding at December 31, 2011	434,500	$13.45	28,259	$11.99	—	$—
Granted	—	—	—	—	—	—
Terminated	(1,500)	15.60	—	—	—	—
Exercised	(230,000)	14.82	(9,404)	16.04	—	—

Outstanding at December 31, 2012	203,000	$11.88	18,855	$10.02	—	$—
Granted	—	—	—	—	—	—
Terminated	(3,000)	12.10	—	—	—	—
Exercised	(200,000)	11.88	(5,535)	11.21	—	—

Outstanding at December 31, 2013	—		13,320	$9.53	—	$—

Aggregate intrinsic value at December 31, 2013	$—		$126,956		$—
Weighted average remaining contractual term (years)	—		1.0		—

The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $3.6 million and $2.7 million, respectively. Options exercisable under the Company's stock-based compensation plans at December 31, 2013, 2012 and 2011 were 13,320 shares, 221,855 shares and 462,759 shares, respectively, with a weighted average exercise price of $9.53, $11.72 and $13.36, respectively, an average remaining contractual term of 1.0 years, 1.0 years and 1.7 years, respectively, and an aggregate intrinsic value of $0.1 million, $2.6 million and $6.2 million, respectively. Cash received by the Company related to the exercise of options during the years ended December 31, 2013, 2012 and 2011 amounted to $2.4 million, $3.6 million and $2.7 million. As of December 31, 2013, 2012 and 2011, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of December 31, 2013 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number of Options or Awards	Remaining Life (Years)	Exercise Price
$5.09 to $16.10	13,320	1.0	$9.53

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—LEASES

Operating Leases

The Company leases office space under non-cancellable operating leases, the majority of which contain escalation clauses. The Company recognizes rent expense on a straight-line basis for leases with escalation clauses. Certain of these leases also contain renewal options. Renewal periods vary according to lease agreements. Rent expense was approximately $48.8 million, $43.0 million, and $41.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively, which were included in Other operating expenses on the Company's Consolidated Statements of Income and Comprehensive Income. Sublease rental income of $1.5 million, $1.3 million and $0.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively, was netted against rent expense. The Company estimates it will receive approximately $1.2 million of sublease rent income over the next four years.

Future minimum rental payments, by year and in the aggregate, under operating leases with terms of one year or more at December 31, 2013 are as follows:

(In thousands)
2014	$47,100
2015	35,637
2016	28,031
2017	21,522
2018	14,350
Thereafter	27,418

$174,058

NOTE N—RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company's outside general counsel. The Company's former Chairman is the brother-in-law of the partner in charge of the relationship for the years ended 2012 and 2011. The Company's former Chairman retired from the board 2013. Total fees paid by the Company to Foley & Lardner LLP were $3.0 million, $2.4 million, and $2.6 million, for the years ended 2013, 2012 and 2011, respectively.

NOTE O—SEGMENT AND RELATED INFORMATION

The Company has identified two operating segments and both performance evaluation and resource allocation decisions are determined based on each operating segment's income from operations. The operating segments are described further below:

Patient Care—This segment consists of (i) the Company's owned and operated patient care clinics and other O&P operations and (ii) its contracting and network management business. The patient care clinics provide services to design and fit O&P devices to patients. These clinics also instruct patients in the use, care and maintenance of the devices. The principal reimbursement sources for the Company's services are:

•
Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers' compensation programs and similar sources;

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—SEGMENT AND RELATED INFORMATION (Continued)

•
Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics and orthotics and by state for DME;

•
Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•
U.S. Department of Veterans Affairs.

The Company's contract and network management business, known as Linkia, is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies. The Company partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. The Company's network now includes approximately 1,150 O&P provider locations, including over 400 independent providers. As of December 31, 2013, the Company had 57 contracts with national and regional providers.

Products & Services—This segment consists of the Company's distribution business, which distributes and fabricates O&P products and components for both the O&P industry and the Company's own patient care clinics, and the Company's rehabilitation solutions business. Rehabilitation solutions leases rehabilitation equipment and provides evidence-based clinical programs to post-acute rehabilitation service providers. This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

Other—This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees and corporate offices expenses.

The accounting policies of the segments are the same as those described in the summary of "Significant Accounting Policies" in Note B to the consolidated financial statements.

Summarized financial information concerning the Company's operating segments is shown in the following table. In the schedule below, the segment information for earlier periods has been conformed to the change in the composition of the Company's reportable segments that occurred in first quarter of 2013. The impacts of the revision of previously reported consolidated financial information on Net sales, as discussed in Note B, are included in the results of the Patient Care segment.

Intersegment sales mainly include sales of O&P components from the Products & Services segment to the Patient Care segment and were made at prices which approximate market values. The Company's

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—SEGMENT AND RELATED INFORMATION (Continued)

foreign and export sales and assets located outside of the United States of America are not significant. Additionally, no single customer accounted for more than 10% of revenues in 2013, 2012 or 2011.

(In thousands)	Patient Care	Products & Services	Other	Consolidating Adjustments	Total
2013
Net sales
Customers	$873,203	$173,235	$—	$—	$1,046,438
Intersegments	—	226,025	—	(226,025)	—
Depreciation and amortization	16,509	12,539	8,438	—	37,486
Income (loss) from operations	141,461	50,658	(57,147)	(1,108)	133,864
Interest (income) expense	30,815	14,760	(19,100)	—	26,475
Extinguishment of debt	—	—	6,645	—	6,645
Income (loss) before taxes	110,646	35,898	(44,692)	(1,108)	100,744
Total assets	1,502,721	408,628	—	(639,689)	1,271,660
Capital expenditures	12,524	3,316	22,606		38,446
2012
Net sales
Customers	$803,243	$171,186	$—	$—	$974,429
Intersegments	—	212,725	—	(212,725)	—
Depreciation and amortization	14,193	12,515	7,944	—	34,652
Income (loss) from operations	142,467	40,215	(52,278)	(1,066)	129,338
Interest (income) expense	30,353	9,037	(8,221)	—	31,169
Income (loss) before taxes	112,114	31,178	(44,057)	(1,066)	98,169
Total assets	1,389,224	336,319	—	(488,216)	1,237,327
Capital expenditures	$15,335	4,386	$13,442	$—	33,163
2011
Net sales
Customers	$743,324	$164,470	$—	$—	$907,794
Intersegments	—	193,804	—	(193,804)	—
Depreciation and amortization	12,495	11,633	6,954	(113)	30,969
Income (loss) from operations	133,321	32,371	(49,432)	(305)	115,955
Interest (income) expense	28,440	9,118	(5,737)	—	31,821
Income (loss) before taxes	104,881	23,253	(43,695)	(305)	84,134
Total assets	1,249,382	307,139	—	(429,802)	1,126,719
Capital expenditures	11,897	5,535	11,242	—	28,674

HANGER, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Year	Classification	Balance at beginning of year	Additions Charged to Costs and Expenses	Write-offs	Balance at end of year
(In thousands)
2013	Allowance for doubtful accounts	$7,526	$14,330	$11,834	$10,022
2012	Allowance for doubtful accounts	$7,236	$9,589	$9,299	$7,526
2011	Allowance for doubtful accounts	$5,153	$9,396	$7,313	$7,236

Year	Classification	Balance at beginning of year	Acquistions	Generated	Utilized/ Released	Balance at end of year
(In thousands)
2013	Deferred tax asset valuation allowance	$691	$249	$134	$83	$991
2012	Deferred tax asset valuation allowance	$1,374	$—	$12	$695	$691
2011	Deferred tax asset valuation allowance	$828	$—	$547	$1	$1,374

S-1

EXHIBIT INDEX

Exhibit No.	Document
3.1	Restated Certificate of Incorporation of Hanger, Inc., dated August 27, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012).
3.2
Amended and Restated By-Laws of Hanger Orthopedic Group, Inc., as amended effective February 2, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2012).
4.1
Indenture, dated November 2, 2010, by and among Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2010).
4.2
First Supplemental Indenture, dated December 13, 2010, by and among Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
4.3
Second Supplemental Indenture, dated February 15, 2011, by and among Hanger Orthopedic Group, Inc., Accelerated Care Plus Corp., ACP Medical Supply Corporation, Liberty Health Services, LLC and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
4.4
Third Supplemental Indenture, dated June 27, 2013, by and among Hanger, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
4.5
Credit Agreement, dated June 17, 2013, among Hanger, Inc. and the lenders and agents party hereto. (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 19, 2013).
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

Exhibit No.	Document
10.6	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Richmond L. Taylor and the Company. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 27, 2012).*
10.7	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.8	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.9	Form of Restricted Stock Agreement for Executives (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.10	Form of Restricted Stock Agreement for Employees Executives (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.11
Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.12	Form of Executive Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.13	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*
10.14
Amended and Restated Employment Agreement, dated as of March 30, 2012, between Thomas E. Hartman and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*
10.15
Second Amended and Restated Employment Agreement, dated August 27, 2012, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012).*
10.16
Amended and Restated Employment Agreement, dated as of February 25, 2013, by and between Kenneth W. Wilson and Southern Prosthetic Supply, Inc. (Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*
10.17	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on May 13, 2013).
21	List of Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Exhibit No.	Document
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101
The following financial information from the Company's Annual Report on Form 10-K, for the period ended December 31, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements(1)

*
Management contract or compensatory plan