Form 10-Q
period 2014-03-31
HANGER, INC.
filed 2014-05-09
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014 35,212,424 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55,624	$9,860
Net accounts receivable, less allowance for doubtful accounts of $10,313 and $10,022 in 2014 and 2013, respectively	183,548	185,769
Inventories	153,952	141,518
Prepaid expenses, other assets, and income taxes receivable	27,678	15,519
Deferred income taxes	30,366	30,298
Total current assets	451,168	382,964

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	16,517	15,397
Furniture and fixtures	16,581	15,855
Machinery and equipment	63,379	61,707
Equipment leased to third parties under operating leases	34,198	34,142
Leasehold improvements	88,576	85,176
Computer and software	94,561	88,950
Total property, plant and equipment, gross	314,606	302,021
Less accumulated depreciation and amortization	183,187	175,223
Total property, plant and equipment, net	131,419	126,798

INTANGIBLE ASSETS
Goodwill	702,455	681,547
Other intangible assets, less accumulated amortization of $29,267 and $27,375 in 2014 and 2013, respectively	61,367	58,021
Total intangible assets, net	763,822	739,568

OTHER ASSETS
Debt issuance costs, net	8,134	8,564
Other assets	15,142	13,766
Total other assets	23,276	22,330

TOTAL ASSETS	$1,369,685	$1,271,660

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$20,869	$15,998
Accounts payable	41,789	36,729
Accrued expenses and other current liabilities	22,734	24,923
Accrued interest payable	5,534	1,898
Accrued compensation related costs	21,605	36,331
Total current liabilities	112,531	115,879

LONG-TERM LIABILITIES
Long-term debt, less current portion	541,066	452,261
Deferred income taxes	76,971	76,545
Other liabilities	48,615	46,755
Total liabilities	779,183	691,440

COMMITMENTS AND CONTINGENCIES (Note G)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 36,346,814 and 36,113,202 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	363	361
Additional paid-in capital	297,006	292,722
Accumulated other comprehensive loss	(1,020)	(1,020)
Retained earnings	294,809	288,813
	591,158	580,876
Treasury stock at cost (141,154 shares)	(656)	(656)
Total shareholders’ equity	590,502	580,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,369,685	$1,271,660

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$235,605	$229,350
Material costs	67,345	67,739
Personnel costs	96,431	89,953
Other operating expenses	45,600	39,657
Depreciation and amortization	10,199	9,285
Income from operations	16,030	22,716

Interest expense	6,098	7,777
Income before taxes	9,932	14,939

Provision for income taxes	3,935	5,449
Net income	$5,997	$9,490

Other comprehensive income	—	—
Comprehensive income	$5,997	$9,490

Basic Per Common Share Data
Net income	$0.17	$0.27
Shares used to compute basic per common share amounts	35,076,828	34,598,494

Diluted Per Common Share Data
Net income	$0.17	$0.27
Shares used to compute diluted per common share amounts	35,415,018	35,066,032

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$5,997	$9,490
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on disposal of assets	(547)	52
Provision for doubtful accounts	3,754	1,657
Provision for deferred income taxes	358	—
Depreciation and amortization	10,199	9,285
Amortization of debt issuance costs	430	864
Compensation expense restricted stock units	2,418	1,667
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	1,537	7,216
Inventories	(10,589)	(5,197)
Prepaid expenses, other current assets, and income taxes	(12,736)	(3,860)
Accounts payable	2,126	(2,006)
Accrued expenses, accrued interest payable	2,384	3,883
Accrued compensation related costs	(15,040)	(19,544)
Other	(253)	(1,314)
Net cash provided by/(used in) operating activities	(9,962)	2,193

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(8,297)	(5,110)
Purchase of equipment leased to third parties under operating leases	(564)	(288)
Acquisitions (net of cash acquired)	(19,167)	—
Purchase of company-owned life insurance investment	(2,294)	—
Proceeds from sale of property, plant and equipment	522	91
Net cash used in investing activities	(29,800)	(5,307)

Cash flows from financing activities:
Borrowings under revolving credit agreement	125,000	—
Repayments under revolving credit agreement	(38,000)	—
Repayment of term loan	(1,406)	(750)
Repayment of seller’s notes and other contingent considerations	(1,594)	(1,410)
Repayment of capital lease obligations	(340)	(180)
Excess tax benefit from stock based compensation	1,780	1,214
Proceeds from issuance of common stock	86	62
Net cash provided by/(used in) financing activities	85,526	(1,064)

Increase/(decrease) in cash and cash equivalents	45,764	(4,178)
Cash and cash equivalents, at beginning of period	9,860	19,211
Cash and cash equivalents, at end of period	$55,624	$15,033

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:

Cash paid during the period for:
Interest	1,629	3,290
Income taxes (net of refunds)	11,159	5,591

Non-cash financing and investing activities:
Issuance of restricted stock units	8,691	9,617
Issuance of notes in connections with acquistisions	9,300	—

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 have been prepared by Hanger, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for such periods. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the SEC.

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

Credit Risk

The Company primarily provides O&P (orthotics and prosthetics) devices and services and products throughout the United States of America and is reimbursed by the patients, third-party insurers, governmentally funded health insurance programs, and, for those products distributed through the Products & Services business, from independent O&P providers. The Company also provides advanced rehabilitation technology and clinical programs to skilled nursing facilities in the United States primarily through operating leases. The Company performs ongoing credit evaluations of its customers. Accounts receivable are not collateralized. The ability of the Company’s debtors to meet their obligations is dependent upon their financial stability which could be affected by future economic factors, legislation and regulatory actions. Additionally, the Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations.

Inventories

Patient Care—Inventories at Hanger Clinic, Dosteon and Cares, which consist of raw materials, work-in-process and finished goods, amounted to $120.1 million and $109.2 million at March 31, 2014 and December 31, 2013, respectively. Inventories in Hanger’s Clinics, which amounted to $110.0 million and $99.0 million at March 31, 2014 and December 31, 2013, respectively, consist principally of raw materials and work-in-process inventory valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Dosteon business amounted to $8.8 million and $8.9 million at March 31, 2014 and December 31, 2013, respectively, and consist principally of raw materials. As of March 31, 2014, the Dosteon inventories were valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method.

Inventories in the Cares business amounted to $1.2 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively, consisted principally of finished goods and are valued at the lower of cost or market using the first-in first-out method based on perpetual records.

Hanger Clinic and Dosteon do not maintain a perpetual inventory system. On October 31st of each year the company performs an annual physical inventory of all inventories in Hanger Clinics. Dosteon counted its inventories on December 31, 2013 and October 31, 2012. The Company values the raw materials and work-in-process inventory counted at October 31 at lower of cost or market using the first-in first-out method. Hanger Clinic work-in-process inventory consists of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Material, labor and overhead costs are determined at the individual clinic or groups of clinics level. Adjustments to reconcile the Hanger Clinic and Dosteon physical inventory are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company recorded a fourth quarter adjustment of a decrease to inventory of $2.3 million in 2013.

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

Products & Services—Inventories consisted principally of finished goods which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

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

Financial Instruments

Assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, are $51.6 million and $7.7 million, respectively, and are composed of cash equivalent money market investments. The money market investments are based on Level 1 observable market prices and are equivalent to one dollar. The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. During the second quarter of 2013, the Company refinanced its credit facilities by replacing its $300.0 million Term Loan and $100.0 million Revolving Credit Facility with a $225.0 million Term Loan Facility and a $200.0 million Revolving Credit Facility. See Note F for further information.

·                  The carrying values of the Company’s outstanding Term Loans as of March 31, 2014 and December 31, 2013, were $220.8 million and $222.2 million, respectively. The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

·                  The carrying values of the Company’s outstanding Revolving Credit Facilities as of March 31, 2014 and December 31, 2013, were $112.0 million and $25.0 million, respectively.  The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

·                  The carrying value of the Senior Notes was $200.0 million as of March 31, 2014 and December 31, 2013.  The fair value of the Senior Notes, was $213.0 million and $213.3 million as of March 31, 2014 and December 31, 2013. The Company has determined the fair value of the Senior Notes based on market observable inputs and has therefore concluded these are Level 2 measurements.

·                  Seller Notes are recorded at contractual carrying values of $29.1 million and $21.1 million as of March 31, 2014 and December 31, 2013, respectively, and carrying value approximates fair value for similar debt in all material respects.  The Company estimates fair value of the seller notes with a discounted cash flow model using unobservable rates and has determined these represent Level 3 measurements.

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

Reserves for future contractual adjustments are estimated utilizing historical trends for such adjustments and are monitored monthly. As of March 31, 2014 and December 31, 2013, the Company estimated the reserve for future contractual adjustments and discounts to be $22.7 million and $20.6 million, respectively. The increase in the estimate is primarily related to both revenue growth resulting from both same clinic sales growth and clinic acquisitions, and from changes in collection trends. Individual patients are generally responsible for deductible and/or co-payments. The reserve for future contractual adjustments and discounts is reflected as a reduction of accounts receivable on the Company’s Consolidated Balance Sheet.

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P devices and the leasing of rehabilitation technology combined with clinical therapy programs, education and training. Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of estimated returns. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to the Company’s customers monthly.

Net Accounts Receivable

The Company reports accounts receivable at estimated net realizable amounts generated for products delivered and services rendered from federal, state, managed care health plans, commercial insurance companies and patients.  Collections of these accounts receivable are the Company’s primary source of cash and are critical to the Company’s operating performance.  The Company estimates uncollectible patient accounts primarily based upon its experience in historical collections from individual patients.  Bad debt expense is reported within Other operating expenses within the Consolidated Statement of Income and Comprehensive Income.  At March 31, 2014 and December 31, 2013, net accounts receivable reflected allowance for doubtful accounts, $10.3 million and $10.0 million respectively.

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

Included within the Buildings line item were $12.0 million and $10.9 million of buildings recorded under capital leases, as of March 31, 2014 and December 31, 2013, respectively.  Accumulated depreciation on these capital leases were $1.4 million and $0.9 million, as of March 31, 2014 and December 31, 2013, respectively.  The annual future minimum lease payments as of March 31, 2014 under the lease agreements are $1.4 million, $2.0 million, $2.1 million, $2.1 million, $2.2 million, $9.5 million for the years ending 2014, 2015, 2016, 2017, 2018 and thereafter.  These future minimum lease payments include $6.0 million of interest.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. The Company assesses goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.  There were no impairment indicators since the last annual impairment test on October 1, 2013.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument. Amortization of these costs is included in Interest Expense in the Consolidated Statements of Income and Comprehensive Income.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is not recoverable and is considered impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. There were no long-lived asset impairments or indicators of impairment for the periods ended March 31, 2014 and December 31, 2013.

Supplemental Executive Retirement Plan (SERP)

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives. Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. The Company engages an actuary to calculate the benefit obligation and net benefit costs. The Plan, which is administered by the Company, calls for annual payments upon retirement based on years of service and final average salary. The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods. For further information, including the significant assumptions used in the estimate, see Note I of the accompanying financial statements.

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

Stock-Based Compensation

The Company issues under one active stock-based compensation plan restricted stock units that settle in shares common stock. Shares of common stock issued under the stock-based compensation plan are issued from the Company’s authorized and unissued shares. Restricted stock units are granted at the fair market value of the Company’s common stock on the grant date. Restricted stock units vest over a period of time determined in accordance with the terms of the compensation plan, which permits vesting periods ranging from one to four years.  All restricted stock units issued under the plan have vested in four years, in the case of employees, and three years in the case of directors.

The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense for all stock-based payments at fair value.

Stock compensation expense relates to restricted stock units, as all previously granted stock options are now fully vested and all associated compensation expense has been recognized in prior years. The total value of the restricted stock units is expensed ratably over the requisite service period of the employees receiving the awards and is included within Other operating expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes” that requires unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company adopted this guidance and its implementation did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completes its annual goodwill and indefinite lived intangible impairment analysis in the fourth quarter of each year. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  There were no impairment indicators since our last annual impairment test on October 1, 2013.

Goodwill allocated to the Company’s operating segments for the three months ended March 31, 2014 and for the year ended 2013 are as follows:

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2013	$545,265	$136,282	$681,547
Additions due to acquisitions	17,130	3,778	20,908
Adjustments	—	—	—
Balance at March 31, 2014	$562,395	$140,060	$702,455

	Patient Care	Products & Services	Total
Balance at December 31, 2012	$538,492	$136,282	$674,774
Additions due to acquisitions	7,317	—	7,317
Adjustments	(544)	—	(544)
Balance at December 31, 2013	$545,265	$136,282	$681,547

The balances related to intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Lists	$50,263	$(12,715)	$37,548	$46,932	$(11,627)	$35,305
Trade Name	11,825	(380)	11,445	10,023	(264)	9,759
Patents and Other Intangibles	28,546	(16,172)	12,374	28,441	(15,484)	12,957
	$90,634	$(29,267)	$61,367	$85,396	$(27,375)	$58,021

Customer lists are amortized over their estimated period of benefit, generally 10 to 14 years.  The majority of value associated to trade names is identified as an indefinite lived intangible asset, which is assessed for impairment on an annual basis as discussed in Note B.  Trade names not identified as an indefinite lived intangible asset are amortized over their estimated period of benefit of approximately 1 to 3 years. Patents are amortized using the straight-line method over 5 years.  Total intangible amortization expenses were $1.8 million and $1.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The weighted average life of the additions to customer lists, patents and other intangibles is 6 years.

NOTE D — INVENTORIES

Inventories recorded using the gross profit method primarily consisted of raw materials and work-in-process held by the Patient Care segment.  Inventories using the perpetual method primarily consisted of finished goods held by the Products & Services segment.  A description of the Company’s inventory valuation methodologies are presented in Note B.

(In thousands)	March 31, 2014	December 31, 2013

Raw materials	$43,143	$40,970
Work in process	75,661	66,832
Finished goods	35,148	33,716
	$153,952	$141,518

NOTE E — ACQUISITIONS

During the three months ended March 31, 2014, the Company acquired seven companies, operating a total of 22 patient care clinics. The aggregate purchase price for these O&P businesses was $28.9 million. Of this aggregate purchase price, $9.3 million consisted of promissory notes, $0.4 million was made up of contingent consideration payable within the next two years and $19.1 million was paid in cash. The excess of purchase price over the aggregate fair value was recorded as goodwill. The Company preliminarily allocated the purchase price to the individual assets acquired and liabilities assumed, consisting of $2.6 million accounts receivable, $1.8 million inventory, $20.9 million of goodwill, $4.5 million of definite lived intangibles, $1.5 of indefinite lived intangibles, fixed assets and other assets of $1.4 million, and accounts payable and other liabilities of $3.8 million. The Company’s valuations are subject to adjustment as additional information is obtained. The value of the goodwill from these acquisitions can be attributed to a number of business factors including, but not limited to expected revenue and cash flow growth in future years. Contingent consideration is reported as other liabilities on the Company’s Consolidated Balance Sheet. The Company elected to treat all of these acquisitions as asset acquisitions for tax purposes resulting in all of the Q1 2014 recorded Goodwill as being amortizable for tax purposes. The expenses incurred related to these acquisitions were insignificant and were included in Other operating expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

During the three months ended March 31, 2013, the Company did not acquire any new O&P companies.

The results of operations for the acquisitions are included in the Company’s results of operations from the dates of acquisition. Pro forma results would not be materially different. In connection with contingent consideration agreements, the Company made payments of $0.4 million in the first three months of 2014 and $0.7 million in the same period 2013. As of March 31, 2014 the Company has accrued a total of $2.6 million related to contingent consideration provisions related to acquisitions made in prior periods.

NOTE F — LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2014	2013

Revolving Credit Facility	$112,000	$25,000
Term Loan	220,781	222,188
7 1/8% Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	29,154	21,071
Total Debt	561,935	468,259
Less current portion	(20,869)	(15,998)
Long Term Debt	$541,066	$452,261

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  As of March 31, 2014, the Company had $84.5 million available under this facility. The amounts outstanding under the Revolving Credit Facility as of March 31, 2014 were $115.5 million, net of standby letters of credit of approximately $3.6 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

Term Loan

The Term Loan Facility, of which $220.8 million is outstanding, matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  Quarterly principal payments ranging from 0.625% to 3.750% are required throughout the life of the Term Loan.  From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No mandatory prepayments are required under our Term Loan Agreement. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

7 1/8% Senior Notes

The 7 1/8 % Senior Notes mature November 15, 2018 and are senior indebtedness, which is guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

Prior to November 15, 2014, the Company may redeem all or some of the notes at a redemption price of 103.6% all to interest that would otherwise have become due from the redemption date through November 15, 2014.   On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium, as described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. The credit agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00. As of March 31, 2014, the Company was in compliance with all covenants under these debt agreements.

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

On May 20, 2013, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) informed the Company that it was conducting an investigation of the Company and made a request for a voluntary production of documents and information concerning the Company’s calculations of bad debt expense and allowance for doubtful accounts.  The Company cooperated in the investigation.  By letter dated April 14, 2014 the Staff informed the Company that it had concluded its investigation, and that based on the information the Staff had as of that date, the Staff did not intend to recommend an enforcement action by the SEC against the Company.  The information in the Staff’s letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

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

Net income per share is computed as follows:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2014	2013
Net income	$5,997	$9,490

Shares of common stock outstanding used to compute basic per common share amounts	35,076,828	34,598,494
Effect of dilutive restricted stock and options (1)	338,190	467,538
Shares used to compute dilutive per common share amounts	35,415,018	35,066,032

Basic income per share	$0.17	$0.27
Diluted income per share	$0.17	$0.27

(1) There were no anti-dilutive options for the three months ended March 31, 2014 and 2013.

NOTE I — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP)

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

The following assumptions were used in the calculation of the net benefit cost and obligation at March 31, 2014 and 2013:

	2014	2013
Discount rate	4.03%	3.25%
Average rate of increase in compensation	3.00%	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the three months ended March 31, 2014 and 2013 is as follows:

(in thousands)
Net benefit cost accrued at December 31, 2013	$20,952
Service cost	129
Interest cost	199
Payments	(1,247)
Net benefit cost accrued at March 31, 2014	$20,033

(in thousands)
Net benefit cost accrued at December 31, 2012	$22,377
Service cost	169
Interest cost	173
Payments	(705)
Net benefit cost accrued at March 31, 2013	$22,014

NOTE J - STOCK-BASED COMPENSATION

On May 13, 2010, the shareholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and suspended future grants under the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and the 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”). No new awards have been granted under the 2002 Plan or the 2003 Plan since that date; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding on May 13, 2010 remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

The 2010 Plan provides that 2.5 million shares of Common Stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan; provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options. Of these 2.5 million shares, 2.0 million are shares that are newly authorized for issuance under the 2010 Plan and 0.5 million are unissued shares not subject to awards that have been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan. Unless earlier terminated by the Board of Directors, the 2010 Plan will remain in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company’s shareholders, which is ten years from the effective date for the 2010 plan, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

As of March 31, 2014, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1.8 million shares have been issued. During the first three months of 2014, the Company issued approximately 0.3 million shares of restricted stock units under the 2010 Plan. The total fair value of these grants is $9.3 million. Total unrecognized share-based compensation cost related to unvested restricted stock units was approximately $18.3 million as of March 31, 2014 and is expected to be expensed as compensation expense over approximately four years as the units vest.

For the three months ended March 31, 2014 and 2013, the Company has included approximately $2.4 million and $1.7 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2010 Plan. Compensation expense relates to restricted stock unit grants under that plan.

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

Patient Care —This segment consists of (i) the Company’s owned and operated patient care clinics and (ii) its contracting and network management business.  The patient care clinics provide services to design and fit O&P devices to patients. These clinics also instruct patients in the use, care and maintenance of the devices. The principal reimbursement sources for the Company’s services are:

·                  Commercial and other, which consist of individuals, rehabilitation providers, private insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs and similar sources;

·                  Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules (with 10 regional pricing areas for prosthetics & orthotics and by state for DME);

·                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

·                  U.S. Department of Veterans Affairs.

The Company estimates that government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 38.7% and 40.2%, of the Company’s net sales for the three months ended March 31, 2014 and 2013, respectively.

The Company’s contract and network management business is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies. It partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. The network now includes approximately 1,170 O&P provider locations, including over 400 independent providers. As of March 31, 2014, it had 58 contracts with national and regional providers.

Products & Services—This segment consists of the Company’s distribution subsidiary, which distributes and fabricates O&P products and components for both the O&P industry and the Company’s own patient care clinics, and its rehabilitation solutions business. Rehabilitation solutions leases rehabilitation equipment and provides evidence-based clinical programs to post-acute rehabilitation service providers. This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

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

(In thousands)	Patient Care	Products & Services	Other	Consolidating Adjustments	Total
Three Months Ended March 31, 2014
Net sales
Customers	$195,630	$39,975	$—	$—	$235,605
Intersegments	—	49,555	—	(49,555)	—
Depreciation and amortization	4,879	2,955	2,365	—	10,199
Income (loss) from operations	22,275	10,668	(16,695)	(218)	16,030
Interest (income) expense	7,956	3,691	(5,549)	—	6,098
Income (loss) before taxes	14,319	6,977	(11,146)	(218)	9,932

Capital expenditures	4,568	266	4,027	—	8,861

Three Months Ended March 31, 2013
Net sales
Customers	$189,027	$40,323	$—	$—	$229,350
Intersegments	—	51,083	—	(51,083)	—
Depreciation and amortization	4,066	3,203	2,016	—	9,285
Income (loss) from operations	25,389	9,475	(11,885)	(263)	22,716
Interest (income) expense	7,750	3,335	(3,308)	—	7,777
Income (loss) before taxes	17,639	6,140	(8,577)	(263)	14,939

Capital expenditures	2,903	107	2,388	—	5,398

Total Assets
March 31, 2014	1,523,088	416,084	—	(569,487)	1,369,685
December 31, 2013	1,502,721	408,628	—	(639,689)	1,271,660

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial condition for the periods described below. This discussion should be read in conjunction with the Consolidated Financial Statements included in this report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on our current expectations, which are inherently subject to risks and uncertainties. Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of risks and uncertainties. Our actual results and the timing of certain events may differ materially from those indicated in the forward looking statements.

Business Overview

General

The goal of Hanger, Inc. (the “Company”) is to be the world’s premier provider of services and products that enhance human physical capabilities. Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger is steeped in 150 years of clinical excellence and innovation. We provide orthotic and prosthetic (O&P) patient care services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to the broader post-acute market. We have two operating segments — Patient Care and Products & Services.

Our Patient Care segment is comprised of Hanger Clinic, Cares, Dosteon, other related O&P businesses and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of approximately 1,170 clinics that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 760 O&P patient care clinics located in 45 states and the District of Columbia and six strategically located distribution facilities. For the three months ended March 31, 2014, net sales to customers attributable to our Patient Care segment were $195.6 million.

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

Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation serving more than 5,000 long-term care facilities and other sub-acute rehabilitation providers throughout the United States. This segment also develops neuromuscular technologies through independent research. For the three months ended March 31, 2014, net sales to customers attributed to Products & Services segment were $40.0 million. See Note K for our consolidated financial statements contained herein for further information related to our segments.

For the three months ended March 31, 2014, our net sales were $235.6 million and we recorded net income of $6.0 million. For the three months ended March 31, 2013, our net sales were $229.4 million and we recorded net income of $9.5 million.

Industry Overview

We estimate that approximately $4.4 billion is spent in the United States each year for orthotic and prosthetic products and services. We estimate that our Patient Care segment currently accounts for approximately 20% market share, providing a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in the acute, post-acute, and patient care clinic settings.

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

We estimate the market for rehabilitation technologies, integrated clinical programs and therapist training in skilled nursing facilities (SNF) to be approximately $240 million annually.  We estimate that we currently provide these products and services to approximately 30% of the estimated 15,700 SNFs located in the U.S. We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $600 million. Currently, our goods and services are only provided to a small segment of this larger category; however, we believe significant demand exists for future expansion.

Business Description

Patient Care

Our Patient Care segment is comprised of Hanger Clinic, Cares, Dosteon, other related O&P businesses and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of approximately 1,170 clinics that coordinates all aspects of O&P patient care for insurance companies.  As of March 31, 2014, Hanger Clinic provided O&P patient care services through over 760 patient care clinics and over 1,333 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. Our patient care clinics also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

In our orthotics business, we design, fabricate, fit and maintain a wide range of custom-made braces and other devices (such as spinal, knee and sports-medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints. In our prosthetics business, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders. O&P devices are increasingly becoming more technologically advanced and are custom-designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process and lower the cost of rehabilitation.  Patients are typically referred to Hanger Clinic by an attending physician who determines a patient’s treatment and writes a prescription. Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient’s needs.

The fitting process often involves several stages to successfully achieve desired functional and cosmetic results. Custom devices are fabricated and fitted by our skilled technicians using plaster castings, measurements and designs made by our clinicians. Frequently, our proprietary Insignia scanning system is used to measure and design devices. The Insignia system scans the patient and produces a very accurate computer generated image of the patient’s residual limb, resulting in a faster turnaround for the patient’s device and a more professional overall experience. In order to provide timely service to our patients, we employ technical personnel and maintain laboratories at many of our patient care clinics. We have earned a strong reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.

The principal reimbursement sources for our services are:

·                  Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs and similar sources;

·                  Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics and orthotics and by state for DME;

·                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons based upon financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

·                  U.S. Department of Veterans Affairs.

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 38.7% and 40.2% of our net sales for the three months ended March 31, 2014 and 2013, respectively. These payors have set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The CPIU is adjusted further by an efficiency factor (“the Productivity Adjustment” or “the MFP adjustment”) in order to determine the final rate adjustment each year.  The Medicare price increases/(decreases) for 2014, 2013 and 2012 were 1.0%, 0.8% and 2.4%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

We enter into contracts with third-party payors that allow us to perform O&P services for a referred patient and be paid under the contract with the third payor. These contracts typically have a stated term of one to three years.  These contracts may be terminated without cause by either party on 60 to 90 days’ notice or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements. Reimbursement for services is typically based on a fee schedule negotiated with the third-party payor that reflects various factors, including geographic area and number of persons covered.

Our contract and network management business, known as Linkia, is the only network management company dedicated solely to serving the O&P market for national and regional insurance companies. We partner with healthcare insurance companies either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,170 O&P provider locations, including over 400 independent providers. As of March 31, 2014, we had 58 contracts with national and regional providers.

Products & Services

Our Products & Services segment was created in the first quarter of 2013 through the combination of our previously reported Distribution segment and Therapeutic Solutions segment. Through our wholly-owned subsidiary, Southern Prosthetic Supply (SPS), we distribute O&P components both to independent customers and to our own patient care clinics. This business maintains over 26,000 individual SKUs in inventory which are manufactured by more than 375 different suppliers. SPS is also a leading fabricator and distributor of therapeutic footwear for diabetic patients in the podiatric market and fabricates O&P devices both for our O&P clinics and those of our competitors. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas allow us to deliver products to the vast majority of our distribution customers in the United States within two business days.

Our distribution business enables us to:

·                  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

·                  manage our patient care clinic inventory levels and improve inventory turns;

·                  manage inventory quality control;

·                  encourage our patient care clinics to use the most clinically appropriate products; and

·                  coordinate new product development efforts with key vendor “partners”.

Marketing of our services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues, and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

Through our wholly-owned subsidiary, Accelerated Care Plus (“ACP”), we believe our rehabilitative solutions business is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers. Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology; evidence-based clinical programs, and continuous onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We serve more than 5,000 skilled nursing facilities nationwide, including 22 of the 25 largest national providers.

We also have a product development business specializing in the commercialization of emerging products in the O&P and rehabilitation markets. Working with inventors under licensing and consulting agreements, we commercialize the design, obtain regulatory approvals, develop clinical protocols for the technology, and then introduce the devices to the marketplace through a variety of distribution channels. We currently have two commercial products: the V-Hold, which is active vacuum technology used in lower extremity prosthetic devices, and the WalkAide system, which benefits patients with a condition referred to as foot drop. The V-Hold is primarily sold through our patient care clinics. Research and development expenses, which were reported in Other operating expenses on our Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and for the year ended December 31, 2013 were $0.1 million and $0.5 million, respectively.

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

·                  Revenue Recognition:  Revenues in the Company’s Patient Care segment are derived from the sale of O&P devices and the maintenance and repair of existing devices. Revenues from maintenance and repairs are recognized when the service is provided. Revenues from the sale of devices are recorded when the patient has accepted and received the device and recorded net of known and estimated future contractual adjustments and discounts. Contractual adjustments and discounts are recorded as contra-revenue within net sales on the Consolidated Statement of Income and Comprehensive Income. Medicare and Medicaid regulations and the various agreements we have with other third-party payors under which these contractual adjustments and discounts are calculated are complex and are subject to interpretation. Therefore, the devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates. Additionally, updated regulations and pay schedules, and contract renegotiations, occur frequently, necessitating regular review and assessment of the estimation process by management.

Reserves for future contractual adjustments are estimated utilizing historical trends for such adjustments and are monitored monthly. As of March 31, 2014 and December 31, 2013, the Company estimated the reserve for future contractual adjustments and discounts to be $22.7 million and $20.6 million, respectively. The increase in the estimate is primarily related to both revenue growth resulting from both same clinic sales growth and clinic acquisitions, and from changes in collection trends. Individual patients are generally responsible for deductible and/or co-payments.

The reserve for future contractual adjustments and discounts is reflected as a reduction of accounts receivable on the Company’s Consolidated Balance Sheet.

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P devices and the leasing of rehabilitation technology combined with clinical therapy programs, education and training. Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of estimated returns. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to customers monthly.

·                  Net Accounts Receivable: We report accounts receivable at estimated net realizable amounts generated for products delivered and services rendered from federal, state, managed care health plans, commercial insurance companies and patients.  Collections of these accounts receivable are our primary source of cash and are critical to our operating performance.  We estimate uncollectible patient accounts primarily based upon its experience in historical collections from individual patients.  Bad debt expense is reported within Other operating expenses within the Consolidated Statement of Income and Comprehensive Income.  At March 31, 2014 and December 31, 2013, net accounts receivable reflected an allowance for doubtful accounts of $10.3 million and $10.0 million, respectively.

The following represents the composition of our accounts receivable balance by type of payor:

March 31, 2014
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$40,276	$12,870	$18,593	$71,739
Private pay	4,595	2,995	6,709	14,299
Medicaid	11,472	3,683	6,691	21,846
Medicare	28,740	5,902	25,860	60,502
VA	2,477	586	668	3,731
Products & Services
Trade accounts receivable	11,579	3,642	6,523	21,744
	$99,139	$29,678	$65,044	$193,861

December 31, 2013
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$52,899	$12,092	$14,507	$79,498
Private pay	3,991	3,413	5,751	13,155
Medicaid	11,876	4,122	5,282	21,280
Medicare	30,587	7,097	20,918	58,602
VA	2,589	565	463	3,617
Products & Services
Trade accounts receivable	11,541	3,370	4,728	19,639
	$113,483	$30,659	$51,649	$195,791

·                  Inventories: Patient Care—Inventories at Hanger Clinics, Dosteon and Cares, which consist of raw materials, work-in-process and finished goods, amounted to $120.1 million and $109.2 million at March 31, 2014 and December 31, 2013, respectively. Inventories in Hanger’s Clinics, which amounted to $110.0 million and $99.0 million at March 31, 2014 and December 31, 2013, respectively, consist principally of raw materials and work-in-process inventory valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Dosteon business amounted to $8.8 million and $8.9 million at March 31, 2014 and December 31, 2013, respectively, and consist principally of raw materials. As of March 31, 2014, the Dosteon inventories were valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Cares business amounted to $1.2 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively, consists principally of finished goods and are valued at the lower of cost or market using the first-in first-out method based on perpetual records.

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

Adjustments to reconcile the Hanger Clinic and Dosteon physical inventory are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company recorded a fourth quarter adjustment of a decrease to inventory of $2.3 million in 2013.

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

Products & Services—Inventories consisted principally of finished goods which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

·                  Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over the fair value of net identifiable assets of purchased businesses. We assess goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  Any impairment would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset. There were no impairment indicators since our last annual impairment test on October 1, 2013.

Definite-lived trade name intangible assets are amortized over their estimated period of benefit of approximately 1 to 3 years. Approximately $10.6 million of the value of trade names is identified as an indefinite-lived intangible asset within the Products & Services segment and its fair value is annually assessed for impairment in the Company’s fiscal fourth quarter. The Company estimates fair value utilizing a relief-from-royalty method valuation model and the 2013 assessment estimated the fair value is greater than carrying value. However, the estimated fair value is not substantially in excess of the carrying value. A key assumption in the relief-from-royalty method is projected future revenue. If actual future revenues fall below projection, the estimated fair value could be significantly impacted and an impairment charge may be necessary.

Non-compete agreements are recorded when we enter into the agreement and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at fair value and are amortized, using the straight-line method, over their estimated useful lives of up to 14 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

·                  Income taxes:  We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

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

Guidance and Outlook

The Company lowered its 2014 full-year adjusted diluted EPS guidance to a range of between $2.01 and $2.11, which represents growth of between 3.1% and 8.2% over the prior year. The Company expects to grow same center sales between 3% and 5% for the remainder of 2014.  Taking into account the impact of first quarter 2014 results, the Company has lowered its projected full year 2014 same center sales growth to between 2% and 4%. The reduction in earnings projections in part reflects lower same center sales in the Patient Care segment combined with additional investments the Company is making in its processes and control environment. The Company lowered 2014 full-year net sales guidance to a range of between $1.100 and $1.120 billion. The expectation of lower same center sales growth will be partially offset by accelerated timing of acquisitions which will drive incremental revenues in the remainder of the year, but will not provide significant earnings over that period due to their initial integration costs. Reflecting the lower than expected first quarter results and the reimbursement environment, the Company adjusted its expectation of 2014 cash flow from operations to a range of between $80 and $90 million.  The Company continues to anticipate acquiring O&P operations in 2014 with annualized net sales of between $35 and $45 million, and plans to invest between $40 and $50 million in capital additions during the year.  The Company’s previous full-year 2014 guidance issued on February 12, 2014 was to achieve revenues of $1.110 to $1.130 billion, adjusted diluted EPS of $2.10 and $2.20, patient care same center sales of 3% to 5%, and cash flow from operations of $90 to $100 million.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statements of Income and Comprehensive Income as a percentage of our net sales:

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Material costs	28.6	29.5
Personnel costs	40.9	39.2
Other operating expenses	19.4	17.4
Depreciation and amortization	4.3	4.0
Income from operations	6.8	9.9
Interest expense, net	2.6	3.4
Income before taxes	4.2	6.5
Provision for income taxes	1.7	2.4
Net income	2.5%	4.1%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales.  Net sales for the three months ended March 31, 2014 increased $6.2 million, or 2.7%, to $235.6 million from $229.4 million for the three months ended March 31, 2013.  This increase was due to a $6.5 million, or 3.5%, increase in the Patient Care segment, and a $0.3 million decrease in sales in the Products & Services segment. The $6.5 million increase in Patient Care segment sales was composed of a $10.0 million increase in sales from acquisitions, offset by a $3.5 million, or 1.8%, decline in same center sales.  The decline in same center sales was driven by the impact of severe weather in the eastern and central parts of the U.S.  The severe weather throughout the first quarter resulted in approximately 1,000 closed clinic days in the Company’s Patient Care segment, which translates to about 5 times more weather related closures than the same period of 2013.

Material Costs.  Material costs for the three months ended March 31, 2014 decreased to $67.3 million, compared to $67.7 million for the three months ended March 31, 2013. Material costs as a percentage of net sales decreased 90 basis points primarily due to an increase in the rate of reimbursement, improved sales mix, a reduction in product cost arising from an effort to further consolidate our purchasing power and the impact of 2013 O&P acquisitions, which had a lower material costs rate than the consolidated rate.

Personnel Costs.  Personnel costs for the three months ended March 31, 2014 increased by $6.4 million to $96.4 million from $90.0 million for the three months ended March 31, 2013.  As a percentage of net sales, personnel costs increased to 40.9% in 2014 from 39.2% in 2013.

The increase was primarily due to a $4.5 million increase related to acquisitions and the balance due to increased healthcare costs.

Other Operating Expenses.  Other operating expenses, which are comprised primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $5.9 million to $45.6 million, or 19.4% of net revenues, in the first quarter of 2014 compared to $39.7 million, or 17.4% of net revenues, in the first quarter of 2013.  The increase is primarily attributable to a $1.2 million increase related to acquisitions with the balance due to increased occupancy and utility costs due to the severe weather, as well as an increase in bad debt expense.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2014 increased $0.9 million, to $10.2 million, compared to $9.3 million in the first quarter of 2013. The increase was primarily due to software, leasehold improvements, and machinery and equipment purchased over the last 12 months.

Income from Operations.  Income from operations decreased $6.7 million, to $16.0 million, for the three months ended March 31, 2014 compared to $22.7 million for the three months ended March 31, 2013, due principally by the weather related decline in same center sales in the Patient Care segment and costs related to the delayed filing of the Company’s 10-K.

Interest Expense.  Interest expense decreased $1.7 million, to $6.1 million, for the three months ended March 31, 2014, compared to $7.8 million, for the three months ended March 31, 2013. The decrease resulted from the interest savings from the debt refinancing that occurred in the 2nd quarter of 2013.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2014 was $3.9 million, or 39.6% of pre-tax income, compared to $5.5 million, or 36.5% of pre-tax income, for the three months ended March 31, 2013. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2014 period has a higher effective tax rate primarily due to the expiration of the federal research and development tax credit.

Net Income.  Net income decreased $3.5 million, to $6.0 million, for three months ended March 31, 2014, from $9.5 million for the three months ended March 31, 2013, due to the reasons noted above.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Our working capital at March 31, 2014 increased by $72.9 million to $338.6 million, compared to $265.7 million at March 31, 2013. The increase in working capital was primarily due to the impact of acquisitions as well as increases in cash, inventory, and income taxes receivable due to the borrowing of funds under the revolving credit facility, the build-up of work-in-process inventory, and prepayment of estimated 2014 income tax expense,and the payout of annual bonus plans, respectively.  Days sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the three months ended March 31, 2014 increased to 64 days from 56 days for the same period last year. The increase in DSO is related to an increase in Medicare audits, including Recovery Audit Contractor or RAC audits, Comprehensive/Error Rate Testing or CERT audits and Medicare Administrative Contractor (MAC) prepayments audits.  These audits review claims submitted to Medicare and result in payment delays while the audits are pending.  The frequency of these audits significantly increased beginning in 2012, both for us and throughout the medical and healthcare industry, leading to substantial delays in the audit adjudication process, particularly in administrative law appeals.  At March 31, 2014 and December 31, 2013, we had approximately $17.1 million and $15.2 million of claims subject to pending Medicare audits, respectively.

Net cash provided by/(used in) operating activities was ($10.0) million for the three months ended March 31, 2014 compared to $2.2 million for the same period in the prior year.  The decrease in cash provided by operating activities in the current year resulted primarily from decreased net income, build-up of inventory, and prepayment of estimated 2014 income tax expense.

Net cash used in investing activities was $29.8 million for the three months ended March 31, 2014, compared to $5.3 million in the prior year. In the first three months of 2014, we acquired seven companies for $19.2 million, net of cash acquired, made property, plant and equipment purchases of a net $8.3 million, and purchased $2.3 million of company owned life insurance.  During the same period in 2013, we did not acquire O&P companies and made property, plant and equipment purchases of a net $5.3 million.

Net cash provided by/(used in) financing activities was $85.5 million and ($1.1) million for the quarters ended March 31, 2014 and 2013, respectively. During the first quarter of 2014 we: (i) borrowed $125.0 million from our revolving credit facility; (ii) repaid $38 million to our revolving credit facility; (iii) received $1.9 million of proceeds from the exercise of stock options issued under employee stock compensation plans; (iv) made $1.6 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (v) repaid $1.4 million related to term loan borrowings under our credit facilities.

During the first quarter of 2013 we: (i) repaid $0.8 million related to term loan borrowings under our credit facilities; (ii) made $1.4 million of required repayments of promissory notes issued in connection with acquisitions; and (iii) received $1.2 million of proceeds from the exercise of stock options issued under employee stock compensation plans.

General

As of March 31, 2014, $332.8 million, or 59.2%, of our total debt of $561.9 million was subject to variable interest rates. We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt, including payments due on our outstanding debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2014 (unaudited):

	Payments Due by Period
(In thousands)	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total

Long-term debt	$13,503	$24,730	$26,058	$31,757	$464,960	$927	561,935
Interest payments on long-term debt (1)	17,968	19,148	18,842	18,652	15,726	25	90,361
Operating leases	36,057	37,571	29,906	22,949	15,650	27,934	170,067
Capital leases	1,697	2,280	2,290	2,343	2,214	9,536	20,360
Other long-term obligations (2)	12,295	10,013	3,325	3,024	1,907	9,091	39,655
Total contractual cash obligations	$81,520	$93,742	$80,421	$78,725	$500,457	$47,513	$882,378

(1) Interest projections were based on the assumptions that the future interest rate for the Term Loan will remain at the current rate of 1.9%, which is the Company’s estimate for such period based on current and projected LIBOR rates.

(2) Other long-term obligations include commitments under our SERP plan in addition to IT and telephone contracts. Refer to Note K of the Company’s Annual Report on Form 10-K for additional disclosure on the SERP plan.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health-care industry, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health-care industry. Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Our future financial result is subject to a variety of risks, including interest rate risk.  As of March 31, 2014, the interest expense arising from the $332.8 million of outstanding borrowings under both our Term loan facility and our Revolver are subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $51.6 million of cash equivalents.  As of March 31, 2014, we had $229.1 million of fixed rate debt which includes our 7 1/8 % Senior notes and Subordinated seller notes.

Presented below is an analysis of our financial instruments as of March 31, 2014 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Revolving and Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. As of March 31, 2014, the interest rate on the Revolving and Term loan facilities was 1.90% based on a LIBOR rate of 0.15% and the applicable margin of 1.75%.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Interest Expense	$6,266	$6,561	$6,856	$7,546	$8,952	$10,358	$11,764

ITEM 4.                Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 as a result of the following material weaknesses in our internal controls over financial reporting.  Specifically, the Company did not design and/or maintain effective controls over i) raw materials to ensure items are priced using the first in first out method resulting from the identification of inaccurate prices utilized in the valuation of our inventory quantities on hand based on physical observation;  ii) the accuracy of the stage of completion in valuing work-in-process inventory resulting from the identification of data input errors from our physical inventory observation used in the valuation of our work-in-process inventory; and iii) certain key assumptions used in the valuation of work-in-process inventory resulting from the identification of inaccurate or imprecise data used in the development of these assumptions.  Additional details are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, under Part II, Item 9-A.

Status of Remediation of Material Weaknesses

As of March 31, 2014, the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as listed above, are not remediated.  These material weaknesses relate to the Company’s annual physical inventory, and therefore the Company will not be able to verify remediation until the fourth quarter of 2014 after completion of the annual physical inventory at Hanger Clinic, at the earliest.  The Company is working to remediate the material weaknesses and has begun by taking steps to plan and implement additional measures to remediate the underlying causes of the material weaknesses. The additional measures are primarily the continued development and implementation of formal policies, improved processes and documentation of procedures and controls, additional training of finance and operational personnel, the hiring of additional finance personnel and the engagement of external subject matter experts. The Company’s actions are subject to ongoing senior management review, as well as audit committee oversight.  As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address this material weaknesses or determine to modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there were no changes in the Company’s internal control over financial reporting, beyond those in-process remediation efforts discussed above, that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

On May 20, 2013, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) informed the Company that it was conducting an investigation of the Company and made a request for a voluntary production of documents and information concerning the Company’s calculations of bad debt expense and allowance for doubtful accounts.  The Company cooperated in the investigation.  By letter dated April 14, 2014 the Staff informed the Company that it had concluded its investigation, and that based on the information the Staff had as of that date, the Staff did not intend to recommend an enforcement action by the SEC against the Company.  The information in the Staff’s letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

ITEM 1A.  RISK FACTORS.

Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

Changes in government reimbursement levels could adversely affect our net sales, cash flows and profitability.

We derived 38.7% and 40.2% of our net sales for the three months ended March 31, 2014 and 2013, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index— Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price increases/(decreases) for 2014, 2013 and 2012 were 1.0%, 0.8%, and 2.4%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration.” While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013. For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS (durable medical equipment (DME), prosthetics, orthotics and supplies) as well as claims under the DME Competitive Bidding Program, are reduced by 2 percent.  This is a claims payment adjustment with limited impact on the Company (approximately $0.9 million for three months ending March 31, 2014); no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore reimbursements from Medicaid, the VA and commercial payers who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

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

We contract with various federal and state governmental agencies to provide O&P services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

·                  refunding of amounts we have been paid pursuant to our government contracts;

·                  imposition of fines, penalties and other sanctions on us;

·                  loss of our right to participate in various federal programs;

·                  damage to our reputation in various markets; or

·                  material and/or adverse effects on our business, financial condition and results of operations.

In recent years we have seen a significant increase in Medicare audits, including Recovery Audit Contractor or RAC audits, Comprehensive/Error Rate Testing or CERT audits and Medicare Administrative Contractor (MAC) prepayment audits.  Additionally, substantial delays have developed in the audit adjudication process, particularly in administrative law appeals. At March 31, 2014 and December 31, 2013, we had approximately $17.1 million and $15.2 million of claims subject to pending Medicare audits, respectively.  Through December 31, 2013, our success rate on these audits at final adjudication (the Administrative Law Judge hearing) was approximately 90%.  Nevertheless, Medicare audits could have a material and adverse effect on our business financial condition and result of operations, particularly if our success rate at final adjudication were to decline.

ITEM 6.                Exhibits

(a)           Exhibits.  The following exhibits are filed herewith:

Exhibit No.	Document

10.1

Letter Agreement, dated April 7, 2014, among George E. McHenry, the Company and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 7, 2014).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)                                                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANGER, INC.

Dated: May 9, 2014	/s/Vinit K. Asar
Vinit K. Asar
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	/s/George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)