Form 10-Q
period 2014-06-30
HANGER, INC.
filed 2014-08-11
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014 35,290,946 shares of common stock, $.01 par value per share, were outstanding.

HANGER, INC.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,902	$9,860
Accounts receivable, less allowance for doubtful accounts of $11,268 and $10,022 in 2014 and 2013, respectively	205,325	185,769
Inventories	158,957	141,518
Prepaid expenses, other assets, and income taxes receivable	21,147	15,519
Deferred income taxes	30,381	30,298
Total current assets	420,712	382,964

PROPERTY, PLANT AND EQUIPMENT
Land	794	794
Buildings	26,466	15,397
Furniture and fixtures	17,034	15,855
Machinery and equipment	64,301	61,707
Equipment leased to third parties under operating leases	36,144	34,142
Leasehold improvements	90,469	85,176
Computers	36,066	33,216
Software	63,974	55,734
Total property, plant and equipment, gross	335,248	302,021
Less accumulated depreciation	192,598	175,223
Total property, plant and equipment, net	142,650	126,798

INTANGIBLE ASSETS
Goodwill	715,656	681,547
Other intangible assets, less accumulated amortization of $31,018 and $27,375 in 2014 and 2013, respectively	62,517	58,021
Total intangible assets, net	778,173	739,568

OTHER ASSETS
Debt issuance costs, net	7,703	8,564
Other assets	15,321	13,766
Total other assets	23,024	22,330

TOTAL ASSETS	$1,364,559	$1,271,660

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$23,638	$15,998
Accounts payable	31,815	36,729
Accrued expenses and other current liabilities	26,339	24,923
Accrued interest payable	2,049	1,898
Accrued compensation related costs	23,051	36,331
Total current liabilities	106,892	115,879

LONG-TERM LIABILITIES
Long-term debt, less current portion	516,251	452,261
Deferred income taxes	76,784	76,545
Other liabilities	58,589	46,755
Total liabilities	758,516	691,440

COMMITMENTS AND CONTINGENCIES (Note I)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 60,000,000 shares authorized, 36,373,545 and 36,113,202 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	364	361
Additional paid-in capital	299,927	292,722
Accumulated other comprehensive loss	(1,020)	(1,020)
Retained earnings	307,428	288,813
	606,699	580,876
Treasury stock at cost (141,154 shares at 2014 and 2013)	(656)	(656)
Total shareholders’ equity	606,043	580,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,364,559	$1,271,660

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30,

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$275,854	$267,798	$511,459	$497,148
Material costs	81,822	79,446	149,167	147,184
Personnel costs	102,755	93,176	199,186	183,129
Other operating expenses	52,741	49,022	98,341	88,680
Depreciation and amortization	12,133	9,510	22,332	18,795
Income from operations	$26,403	$36,644	$42,433	$59,360

Interest expense	$6,201	7,708	12,299	15,485
Extinguishment of debt	—	6,645	—	6,645
Income before taxes	20,202	22,291	30,134	37,230

Provision for income taxes	7,583	8,212	11,518	13,661
Net income	$12,619	$14,079	$18,616	$23,569

Other comprehensive income	—	—	—	—
Comprehensive income	$12,619	$14,079	$18,616	$23,569

Basic Per Common Share Data
Net income	$0.36	$0.40	$0.53	$0.68
Shares used to compute basic per common share amounts	35,469,769	34,849,659	35,319,944	34,724,077

Diluted Per Common Share Data
Net income	$0.35	$0.40	$0.52	$0.67
Shares used to compute diluted per common share amounts	35,591,764	35,307,697	35,470,170	35,225,871

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Dollars in thousands)

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$18,616	$23,569
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain)/Loss on disposal of assets	(939)	169
Reduction of seller notes and earnouts	(318)	(57)
Provision for doubtful accounts	8,808	4,591
Provision for deferred income taxes	358	(2,564)
Depreciation and amortization	22,332	18,795
Amortization of debt issuance costs	861	8,273
Compensation expense on restricted stock units	5,265	4,060
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(23,564)	(7,712)
Inventories	(14,467)	(7,940)
Prepaid expenses, other assets, and income taxes receivable	(5,104)	(2,746)
Accounts payable	(6,430)	7,611
Accrued expenses, accrued interest payable	1,080	(202)
Accrued compensation related costs	(13,772)	(18,612)
Other	(211)	409
Net cash (used in) provided by operating activities	(7,485)	27,644

Cash flows from investing activities:
Purchase of property, plant and equipment (net of acquisitions)	(20,248)	(15,939)
Purchase of equipment leased to third parties under operating leases	(1,438)	(2,106)
Acquisitions (net of cash acquired)	(34,201)	(4,741)
Purchase of company-owned life insurance investment	(2,294)	—
Proceeds from sale of property, plant and equipment	1,079	894
Net cash used in investing activities	(57,102)	(21,892)

Cash flows from financing activities:
Borrowings under term loan	—	225,000
Repayment of term loan	(2,813)	(293,300)
Borrowings under revolving credit agreement	228,000	120,000
Repayments under revolving credit agreement	(163,000)	(65,000)
Repayment of seller’s notes and other contingent considerations	(3,765)	(4,042)
Repayment of capital lease obligations	(754)	(411)
Deferred financing costs	—	(3,665)
Excess tax benefit from stock based compensation	1,875	2,159
Proceeds from issuance of common stock	86	1,628
Purchase and retirement of treasury stock	—	(1,566)
Net cash provided by (used in) financing activities	59,629	(19,197)

Decrease in cash and cash equivalents	(4,958)	(13,445)
Cash and cash equivalents, at beginning of period	9,860	19,211
Cash and cash equivalents, at end of period	$4,902	$5,766

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:

Cash paid during the period for:
Interest	10,537	13,105
Income taxes (net of refunds)	11,538	14,973

Non-cash financing and investing activities:
Issuance of restricted stock units	9,561	9,617
Issuance of notes in connections with acquisitions	12,900	300
Capital lease obligations	10,717	220

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Hanger, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X, and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission (“SEC”).

In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December, 2013, included in the Company’s Form 10-K filed with the SEC.

In the second quarter and first six months of 2014, the Company recorded certain adjustments that relate to prior periods totaling $1.9 million and $2.4 million, respectively.  The most significant adjustment relates to the recording of depreciation expense of $1.4 million in the second quarter of 2014 of equipment that should have been fully depreciated in prior years.  The Company recorded these amounts in the second quarter and first six months of 2014 as the Company believes the adjustments are immaterial to both current and prior periods.

Revision of Previously Reported Consolidated Financial Information

During the third quarter 2013, the Company corrected an error in the classification of certain components of bad debt expense. Hanger previously classified the reserves related to the write-off of older accounts receivable balances due from commercial and government payors as bad debt expense, which was reported as Other Operating Expense in its financial statements, instead of as a reduction of sales. Management has assessed the materiality of the classification error on previously reported periods and concluded the impact was not material to any of the prior annual or quarterly consolidated financial statements. The reclassification error had no impact on previously reported net income, balance sheet totals or the operating cash flows for any of the periods. The impact of the reclassification lowers sales and reduces Other Operating Expenses by equal and offsetting amounts in the Consolidated Statements of Income and Comprehensive Income and the Provision for doubtful accounts and Change in accounts receivable by equal and offsetting amounts in the Consolidated Statements of Cash Flows. Further, the Company has historically included the reserve for contra revenue in its presentation of the Allowance for doubtful accounts on the Consolidated Balance Sheets and the net change in the reserve for contra revenue in the Provision for doubtful accounts on the Consolidated Statements of Cash Flows and the Schedule II Valuation and Qualifying Accounts included in the Company’s Annual Report on Form 10-K. The Company has revised that presentation for all periods to only include the reserve for doubtful accounts and the related activity in the reserve for doubtful accounts in those respective balances.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This guidance is effective for reporting periods beginning after December 15, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

NOTE B — FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, are $2.6 million and $7.7 million, respectively, and are composed of cash equivalent money market investments. The money market investments are based on Level 1 observable market prices and are equivalent to one dollar. The carrying value of the Company’s short-term financial instruments, such as receivables and payables, approximate their fair values based on the short-term maturities of these instruments. During the second quarter of 2013, the Company refinanced its credit facilities by replacing its $300.0 million Term Loan and $100.0 million Revolving Credit Facility with a $225.0 million Term Loan Facility and a $200.0 million Revolving Credit Facility. See Note H for further information.

NOTE C — ACCOUNTS RECEVIABLE

The Company reports accounts receivable at estimated net realizable amounts generated for products delivered and services rendered from federal and state managed health care plans, commercial insurance companies and patients.  Collections of these accounts receivable are the Company’s primary source of cash and are critical to the Company’s operating performance.  The Company estimates uncollectible patient accounts primarily based upon its experience in historical collections from individual patients.  Bad debt expense is reported within Other operating expenses within the Consolidated Statement of Income and Comprehensive Income.  At June 30, 2014 and December 31, 2013, net accounts receivable included the allowance for doubtful accounts of $11.3 million and $10.0 million respectively.

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completes its annual goodwill and indefinite lived intangible impairment analysis in the fourth quarter of each year. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income, market and cost approaches.  No triggering events have transpired since October 1, 2013.

Goodwill allocated to the Company’s operating segments for the six months ended June 30, 2014 and for the year ended 2013 are as follows:

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2013	$545,265	$136,282	$681,547
Additions due to acquisitions	30,281	3,778	34,059
Adjustments	(63)	113	50
Balance at June 30, 2014	$575,483	$140,173	$715,656

(In thousands)	Patient Care	Products & Services	Total
Balance at December 31, 2012	$538,492	$136,282	$674,774
Additions due to acquisitions	7,317	—	7,317
Adjustments	(544)	—	(544)
Balance at December 31, 2013	$545,265	$136,282	$681,547

The balances related to intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Lists	$53,227	$(13,841)	$39,386	$46,932	$(11,627)	$35,305
Trade Name	11,822	(510)	11,312	10,023	(264)	9,759
Patents and Other Intangibles	28,486	(16,667)	11,819	28,441	(15,484)	12,957
	$93,535	$(31,018)	$62,517	$85,396	$(27,375)	$58,021

Customer lists are amortized over their estimated period of benefit, generally 10 to 14 years.  The majority of value associated to trade names is identified as an indefinite lived intangible asset, which is assessed for impairment on an annual basis. Trade names not identified as an indefinite lived intangible asset are amortized over their estimated period of benefit of approximately 1 to 5 years.  Patents are amortized using the straight-line method over 5 years.  Total intangible amortization expenses were $3.8 million and $3.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  The weighted average life of the additions to customer lists, patents and other intangibles is 10 years.

NOTE E — INVENTORIES

Patient Care—Inventories at Hanger Clinic, Dosteon and Cares, which consists of raw materials, work-in-process and finished goods, amounted to $122.3 million and $109.2 million at June 30, 2014 and December 31, 2013, respectively. Inventories in Hanger’s Clinics, which amounted to $111.9 million and $99.0 million at June 30, 2014 and December 31, 2013, respectively, consist principally of raw materials and work-in-process inventory valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Dosteon business amounted to $9.2 million and $8.9 million at June 30, 2014 and December 31, 2013, respectively, and consisted principally of raw materials. As of June 30, 2014, the Dosteon inventories were valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Cares business amounted to $1.2 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively, consisted principally of finished goods and are valued at the lower of cost or market using the first-in first-out method based on perpetual records.

Hanger Clinic and Dosteon do not maintain a perpetual inventory system. On October 31st of each year the company performs an annual physical inventory of all inventories in Hanger Clinics. Dosteon counted its inventories on December 31, 2013 and October 31, 2012. The Company values the raw materials and work-in-process inventory counted at October 31 at lower of cost or market using the first-in first-out method. Hanger Clinic work-in-process inventory consists of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Material, labor and overhead costs are determined at the individual clinic or groups of clinics level. Adjustments to reconcile the Hanger Clinic and Dosteon physical inventory are treated as changes in accounting estimates and are recorded in the fourth quarter.  In the fourth quarter of 2013 the Company recorded a decrease to inventory of $2.3 million based on this reconciliation.

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

Products & Services—Inventories consisted principally of finished goods, which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

Inventories as of June 30, 2014 and December 31, 2013 are as follows:

(In thousands)	June 30, 2014	December 31, 2013

Raw materials	$44,639	$40,970
Work in process	76,358	66,832
Finished goods	37,960	33,716
	$158,957	$141,518

NOTE F — PROPERTY PLANT & EQUIPMENT

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

During the second quarter of 2014, the Company re-evaluated its policy regarding the maximum economic useful life of key software systems.  Due to the anticipated life of such systems, historical usage of similar assets, and the significant investment that would be required to replace the software which would make it unlikely for the Company to quickly replace, the Company determined such software could have an economic useful life of up to 10 years.  Historically, the Company’s policy provided for a maximum economic useful life for computer and software equipment of 5 years.  As of June 30, 2014, no software with an estimated useful life of greater than 5 years has been placed into service nor has the economic useful of any software previously placed into service been changed.

Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, which is generally as follows:

Estimated life
Asset class	(in years)
Furniture and fixtures	5
Machinery and equipment	5
Computers	5
Software	5 - 10
Buildings	10 - 40
Assets under capital leases	Shorter of 10 or lease term
Leasehold improvements	Shorter of 10 or lease term

Capital Lease Obligations

Included within the Buildings line item were $21.9 million and $10.9 million of buildings recorded under capital leases, as of June 30, 2014 and December 31, 2013, respectively.  Accumulated depreciation on these capital leases were $1.8 million and $0.9 million, as of June 30, 2014 and December 31, 2013, respectively.  The annual future minimum lease payments as of June 30, 2014 under the lease agreements are $1.5 million, $3.0 million, $3.1 million, $3.2 million, $3.2 million, $17.3 million for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter.  These future minimum lease payments include $10.2 million of interest.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is not recoverable and is considered impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company measures impairment as the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are generally determined in a similar manner, except that fair market values are reduced for the cost to dispose. There were no long-lived asset impairments or indicators of impairment for the periods ended June 30, 2014 and December 31, 2013.

NOTE G — ACQUISITIONS

During the six months ended June 30, 2014, the Company acquired nine companies, operating a total of 32 patient care clinics. The aggregate purchase price for these O&P businesses was $47.6 million. Of this aggregate purchase price, $12.9 million consisted of promissory notes, $0.6 million was made up of contingent consideration payable within the next two years and $34.2 million was paid in cash. The excess of purchase price over the aggregate fair value was recorded as goodwill. The Company preliminarily allocated the purchase price to the individual assets acquired and liabilities assumed, consisting of $4.4 million accounts receivable, $3.0 million inventory, $34.1 million of goodwill, $7.6 million of definite lived intangibles, $1.5 million of indefinite lived intangibles, fixed assets and other assets of $6.5 million and accounts payable and other liabilities of $9.3 million. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material.  The value of the goodwill from these acquisitions can be attributed to a number of business factors including, but not limited to expected revenue and cash flow growth in future years. Contingent consideration is reported as other liabilities on the Company’s Consolidated Balance Sheet. The Company elected to treat all of these acquisitions as asset acquisitions for tax purposes resulting in all of the Q2 recorded goodwill as being amortizable for tax purposes. The expenses incurred related to these acquisitions were insignificant and were included in Other operating expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The results of operations for these acquisitions are included in the Company’s results of operations from the date of acquisition. Pro forma results would not be materially different. In connection with contingent consideration agreements, the Company made payments of $0.6 million and $0.9 million in the first six months of 2014 and 2013, respectively. As of June 30, 2014 the Company has accrued a total of $2.4 million related to contingent consideration provisions related to acquisitions made in prior periods.

NOTE H — LONG TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2014	2013

Revolving Credit Facility	$90,000	$25,000
Term Loan	219,375	222,188
7 1/8 % Senior Notes due 2018	200,000	200,000
Subordinated seller notes, non-collateralized, net of unamortized discount with principal and interest payable in either monthly, quarterly or annual installments at effective interest rates ranging from 2.00% to 4.00%, maturing through November 2018	30,514	21,071
Total Debt	539,889	468,259
Less current portion	(23,638)	(15,998)
Long Term Debt	$516,251	$452,261

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

Revolving Credit Facility

The $200.0 million Revolving Credit Facility matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  As of June 30, 2014, the Company had $106.4 million available under this facility. The outstanding amounts borrowed under the Revolving Credit Facility as of June 30, 2014 were $90 million, including standby letters of credit of approximately $3.6 million. The obligations under the Revolving Credit Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

The carrying values of the Company’s outstanding Revolving Credit Facilities as of June 30, 2014 and December 31, 2013, were $90.0 million and $25.0 million, respectively.  The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

Term Loan Facility

The Term Loan Facility, of which $219.4 million is outstanding, matures on June 17, 2018 and bears interest at LIBOR plus 1.75%, or the applicable rate (as defined in the Credit Agreement).  Quarterly principal payments ranging from 0.625% to 3.75% of the initial principal borrowed are required throughout the life of the Term Loan.  From time to time, mandatory prepayments may be required as a result of certain additional debt incurrences, certain asset sales, or other events as defined in the Credit Agreement. No mandatory prepayments have been required under our Term Loan Agreement to date. The obligations under the Term Loan Facility are senior obligations, are guaranteed by the Company’s subsidiaries, and are secured by a first priority perfected security interest in all of the Company’s assets, all the assets of the Company’s subsidiaries and the equity interests of the Company’s subsidiaries.

The carrying values of the Company’s outstanding Term Loans as of June 30, 2014 and December 31, 2013, were $219.4 million and $222.2 million, respectively. The Company has determined the carrying value on these loans approximates fair value for debt with similar terms and remaining maturities based on interest rates currently available and has therefore concluded these are Level 2 measurements.

7 1/8% Senior Notes

The 7 1/8 % Senior Notes mature November 15, 2018, senior indebtedness, and are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year.

Prior to November 15, 2014, the Company may redeem all or some of the notes at a redemption price of 103.6% of outstanding principal amount plus and amount equal to the unaccrued interest that would otherwise have become due from the redemption date through November 15, 2014.  On or after November 15, 2014, the Company may redeem all or a part of the notes with a premium, as described in further detail in the Company’s Annual Report on form 10-K for the year ended December 31, 2013.

The carrying value of the Senior Notes was $200.0 million as of June 30, 2014 and December 31, 2013.  The fair value of the Senior Notes was $210.0 million and $213.3 million as of June 30, 2014 and December 31, 2013, respectively.  The Company has determined the fair value of the Senior Notes based on market observable inputs and has therefore concluded these are Level 2 measurements.

Seller Notes

Seller Notes are recorded at contractual carrying values of $30.5 million and $21.1 million as of June 30, 2014 and December 31, 2013, respectively, and carrying value approximates fair value for similar debt in all material respects.  The Company estimates fair value of the seller notes with a discounted cash flow model using unobservable rates and has determined these represent Level 3 measurements.

Subsidiary Guarantees

The Revolving and Term Loan Facilities and the 7 1/8 % Senior Notes are guaranteed by all of the Company’s subsidiaries. Separate condensed consolidating information is not included because Hanger, Inc., the parent company, does not have independent assets or operations. The guarantees are full and unconditional and joint and several. There are no restrictions on the ability of the Company’s subsidiaries to transfer cash to the Company or to co-guarantors.

Debt Covenants

The terms of the Senior Notes, the Revolving Credit Facility, and the Term Loan Facility limit the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets. The Credit Agreement requires compliance with various covenants including but not limited to (i) minimum consolidated interest coverage ratio of 3.50:1.00 and (ii) maximum total leverage ratio of 4.00:1.00. As of June 30, 2014, the Company was in compliance with all covenants under these debt agreements.

NOTE I — COMMITMENTS AND CONTINGENT LIABILITIES

Contingencies

The Company is subject to legal proceedings and claims which arise from time to time in the ordinary course of its business, including additional contingent payments under business purchase agreements.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

Guarantees and Indemnifications

In the ordinary course of its business, the Company may enter into service agreements with service providers in which it agrees to indemnify or limit the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. The Company has reviewed its existing contracts containing indemnification or clauses of guarantees and does not believe that its potential liability under such agreements is material to the Company’s financial position.

Purchase Agreements

Effective April 2, 2014 the Company entered into a 5 year purchase commitment with $3.0 million of minimum future commitments outstanding as of June 30, 2014.

NOTE J — REVENUE RECOGNITION

Revenues in the Company’s Patient Care segment are derived from the sale of O&P devices and products and the maintenance and repair of existing devices. Revenues from maintenance and repairs are recognized when the service is provided. Revenues from the sale of devices and products are recorded when the patient has accepted and received the device or product and are recorded net of known and estimated future contractual adjustments and discounts. Contractual adjustments and discounts are recorded as contra-revenue within net sales on the Consolidated Statement of Income and Comprehensive Income. Medicare and Medicaid regulations and the various agreements we have with other third-party payors under which these contractual adjustments and discounts are calculated are complex and are subject to interpretation. Therefore, the devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates. Additionally, updated regulations and pay schedules, and contract renegotiations, occur frequently, necessitating regular review and assessment of the estimation process by management.

Reserves for future contractual adjustments are estimated utilizing historical trends for such adjustments and are monitored monthly. As of June 30, 2014 and December 31, 2013, the Company estimated the reserve for future contractual adjustments and discounts to be $27.7 million and $20.6 million, respectively. The increase in the estimate is primarily related to revenue growth resulting from both same clinic sales growth and clinic acquisitions, and changes in reimbursement trends. Individual patients are generally responsible for deductible and/or co-payments. The reserve for future contractual adjustments and discounts is reflected as a reduction of accounts receivable on the Company’s Consolidated Balance Sheet.

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

NOTE K — NET INCOME PER COMMON SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and restricted shares and are calculated using the treasury stock method. Anti-dilutive shares are insignificant and do not impact the income per share calculation for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013

Net income	$12,619	$14,079	$18,616	$23,569

Shares of common stock outstanding used to compute basic per common share amounts	35,469,769	34,849,659	35,319,944	34,724,077
Effect of dilutive restricted stock and options (1)	121,995	458,038	150,226	501,794
Shares used to compute dilutive per common share amounts	35,591,764	35,307,697	35,470,170	35,225,871

Basic income per share	$0.36	$0.40	$0.53	$0.68
Diluted income per share	$0.35	$0.40	$0.52	$0.67

NOTE L — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP)

The Company’s unfunded noncontributory defined benefit plan (the “Plan”) covers certain senior executives, is administered by the Company and calls for annual payments upon retirement based on years of service and final average salary. Benefit costs and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

The following assumptions were used in the calculation of the net benefit cost and obligation at June 30, 2014 and 2013 is as follows:

	2014	2013
Discount rate	4.03%	3.25%
Average rate of increase in compensation	3.00%	3.00%

The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses. The change in the Plan’s net benefit obligation for the six months ended June 30, 2014 and 2013:

(In thousands)
Net benefit cost accrued at December 31, 2013	$20,952
Service cost	259
Interest cost	397
Payments	(1,247)
Net benefit cost accrued at June 30, 2014	$20,361

(In thousands)
Net benefit cost accrued at December 31, 2012	$22,377
Service cost	415
Interest cost	346
Payments	(705)
Net benefit cost accrued at June 30, 2013	$22,433

NOTE M - STOCK-BASED COMPENSATION

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

As of June 30, 2014, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, approximately 1.9 million shares have been issued, 0.3 million shares have been cancelled and 0.9 million shares are available for issue. During the first six months of 2014, the Company issued approximately 0.3 million shares of restricted stock units under the 2010 Plan. The total fair value of these grants is $11.0 million. Total unrecognized share-based compensation cost related to unvested restricted stock units was approximately $22.9 million as of June 30, 2014 and is expected to be expensed as compensation expense over approximately four years as the units vest.

For the six months ended June 30, 2014 and 2013, the Company has included approximately $5.3 million and $4.1 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income for the 2010 Plan. Compensation expense relates to restricted stock unit grants under that plan.

NOTE N — SEGMENT AND RELATED INFORMATION

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

•                  Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics & orthotics and by state for DME;

•                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•                  U.S. Department of Veterans Affairs.

The Company estimates that government reimbursement, composed of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.7% and 40.6%, of the Company’s net sales for the six months ended June 30, 2014 and 2013, respectively.

The Company’s contract and network management business is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies. It partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers. The network now includes approximately 1,170 O&P provider locations, including over 400 independent providers. As of June 30, 2014, the Company had 58 contracts with national and regional providers.

Products & Services—This segment consists of the Company’s distribution business, which distributes and fabricates O&P products and components for both the O&P industry and the Company’s own patient care clinics, and its rehabilitation solutions business. The rehabilitation solutions business leases rehabilitation equipment and provides evidence-based clinical programs to post-acute rehabilitation service providers. This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

Other — This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees and corporate office expenses.

The accounting policies of the segments are the same as the Company’s accounting policies which are located in the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013 filed with the SEC.

Summarized financial information concerning the Company’s operating segments is shown in the following table. Intersegment sales mainly include sales of O&P components from the Products & Services segment to the Patient Care segment and were made at prices that approximate market values.

(In thousands)	Patient Care	Products & Services	Other	Consolidating Adjustments	Total

Three Months Ended June 30, 2014

Net Sales
Customers	$231,894	$43,960	$—	$—	$275,854
Intersegment	—	48,372	—	(48,372)	—
Depreciation and amortization	6,597	3,081	2,455	—	12,133
Income (loss) from operations	33,605	12,309	(19,200)	(311)	26,403
Interest (income) expense	7,968	3,684	(5,451)	—	6,201
Income (loss) before taxes	25,637	8,625	(13,749)	(311)	20,202

Three Months Ended June 30, 2013

Net Sales
Customers	$225,154	$42,644	$—	$—	$267,798
Intersegment	—	58,850	—	(58,850)	—
Depreciation and amortization	4,067	3,343	2,100	—	9,510
Income (loss) from operations	41,621	11,064	(15,762)	(279)	36,644
Interest (income) expense	7,674	3,338	(3,304)	—	7,708
Extinguishment of Debt	—	—	6,645	—	6,645
Income (loss) before taxes	33,947	7,726	(19,103)	(279)	22,291

Six Months Ended June 30, 2014

Net Sales
Customers	$427,524	$83,935	$—	$—	$511,459
Intersegment	—	97,927	—	(97,927)	—
Depreciation and amortization	11,476	6,036	4,820	—	22,332
Income (loss) from operations	55,880	22,977	(35,895)	(529)	42,433
Interest (income) expense	15,924	7,375	(11,000)	—	12,299
Income (loss) before taxes	39,956	15,602	(24,895)	(529)	30,134

PP&E Additions	9,336	3,251	9,099	—	21,686

Six Months ended June 30, 2013

Net Sales
Customers	$414,181	$82,967	$—	$—	$497,148
Intersegment	—	109,933	—	(109,933)	—
Depreciation and amortization	8,133	6,546	4,116	—	18,795
Income (loss) from operations	67,010	20,539	(27,647)	(542)	59,360
Interest (income) expense	15,424	6,673	(6,612)	—	15,485
Extinguishment of Debt	—	—	6,645	—	6,645
Income (loss) before taxes	51,586	13,866	(27,680)	(542)	37,230

PP&E Additions	6,944	1,221	9,880	—	18,045

Total Assets
June 30, 2014	1,567,564	430,910	—	(633,915)	1,364,559
December 31, 2013	1,502,721	408,628	—	(639,689)	1,271,660

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

Our Patient Care segment is composed of Hanger Clinic, Cares, Dosteon, other related O&P businesses and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of approximately 1,170 clinics that coordinates all aspects of O&P patient care for insurance companies. We operate in excess of 770 O&P patient care clinics located in 45 states and the District of Columbia and six strategically located distribution facilities. For the three and six months ended June 30, 2014, net sales to customers attributable to our Patient Care segment were $231.9 million and $427.5 million, respectively.

Our Products & Services segment is composed of our distribution business, one of the largest distributors of O&P products in the United States, and our rehabilitative solutions business. Our distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania and Texas allow us to deliver products to the vast majority of our distributions customers in the United States within two business days.

Our rehabilitative solutions business develops specialized rehabilitation technologies and is a leading provider of evidence-based clinical programs for post-acute rehabilitation.  The business serves more than 5,000 long-term care facilities and other sub-acute rehabilitation providers throughout the United States. This segment also develops neuromuscular technologies through independent research. For the three and six month periods ended June 30, 2014, net sales to customers attributed to the Products & Services segment were $44.0 million and $84.0 million, respectively. See Note N for our consolidated financial statements contained herein for further information related to our segments.

For the three months and six months ended June 30, 2014, our net sales were $275.9 million and $511.5 million and we recorded net income of $12.6 million and $18.6 million. For the three months and six months ended June 30, 2013, our net sales were $267.8 million and $497.1 million and we recorded net income of $14.1 million and $23.6 million.

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

The industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices. We believe the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. We expect the demand for O&P services to continue to grow as a result of several key trends, including the aging of the U.S. population, resulting in an increase in the prevalence of disease associated disability, and the demand for new and advanced replacement devices.

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

We estimate the market for rehabilitation technologies, integrated clinical programs and therapist training in skilled nursing facilities (SNF) to be approximately $240 million annually.  We estimate that we currently provide these products and services to approximately 30% of the estimated 15,700 SNFs located in the U.S. We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $600 million. Currently, our goods and services are only provided to a small portion of this larger category; however, we believe significant demand exists for future expansion.

Business Description

Patient Care

Our Patient Care segment is composed of Hanger Clinic, Cares, Dosteon, other related O&P businesses and our contracting network management business.  Through this segment, we (i) are the largest owner and operator of orthotic and prosthetic patient care clinics in the United States and (ii) manage an O&P provider network of approximately 1,170 clinics that coordinates all aspects of O&P patient care for insurance companies.  As of June 30, 2014, Hanger Clinic provided O&P patient care services through over 770 patient care clinics and over 1,342 clinicians in 45 states and the District of Columbia. Substantially all of our clinicians are certified, or are candidates for formal certification, by the O&P industry certifying boards. Our patient care clinics also employ highly trained technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.

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

Government reimbursement, composed of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately 40.7% and 40.6% of our net sales for the six months ended June 30, 2014 and 2013, respectively. These payors set maximum reimbursement levels for O&P services and products. Medicare prices are adjusted each year based on the Consumer Price Index-Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The CPIU is adjusted further by an efficiency factor (“the Productivity Adjustment” or “the MFP adjustment”) in order to determine the final rate adjustment each year. The Medicare price increases for 2014 and 2013 were 1.0% and 0.8%, respectively. There can be no assurance that future changes will not reduce reimbursements for O&P services and products from these sources.

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

Our contract and network management business, known as Linkia, is the only network management company dedicated solely to serving the O&P market for national and regional insurance companies. We partner with healthcare insurance companies either as a preferred provider or to manage their O&P network of providers. Our network now includes approximately 1,170 O&P provider locations, including over 400 independent providers. As of June 30, 2014, we had 58 contracts with national and regional providers.

Products & Services

Our Products & Services segment was created in the first quarter of 2013 through the combination of our previously reported Distribution segment and Therapeutic Solutions segment. Through our wholly-owned subsidiary, Southern Prosthetic Supply (SPS), we distribute O&P components both to independent customers and to our own patient care clinics.  This business maintains over 26,000 individual SKUs in inventory, which are manufactured by more than 375 different vendors. SPS’s SureFit subsidiary is also a leading fabricator and distributor of therapeutic footwear for diabetic patients in the podiatric market.  SPS’s National Labs subsidiary fabricates O&P devices both for our O&P clinics and for independent O&P clinics. SPS’s distribution facilities in California, Florida, Georgia, Illinois, Pennsylvania, and Texas allow us to deliver products via ground shipment to the vast majority of our clients in the United States within two business days.

Our distribution business enables us to:

•                  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

•                  manage our patient care clinic inventory levels and improve inventory turns;

•                  manage inventory quality control;

•                  encourage our patient care clinics to use the most clinically appropriate products; and

•                  coordinate new product development efforts with key vendor “partners.”

Marketing of our services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogues, and exhibits at industry and medical meetings and conventions. We direct specialized catalogues to segments of the healthcare industry, such as orthopedic surgeons, physical and occupational therapists, and podiatrists.

Through our wholly-owned subsidiary, Accelerated Care Plus (“ACP”), we believe our rehabilitative solutions business is the nation’s leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation and post-acute providers. Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence-based clinical programs, and continued onsite therapist education and training. Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions. We serve more than 5,000 skilled nursing facilities nationwide, including 22 of the 25 largest national providers.

We also have a product development business specializing in the commercialization of emerging products in the O&P and rehabilitation markets. Working with inventors under licensing and consulting agreements, we commercialize the design, obtain regulatory approvals, develop clinical protocols for the technology, and then introduce the devices to the marketplace through a variety of distribution channels. We currently have two commercial products: the V-Hold, which is active vacuum technology used in lower extremity prosthetic devices, and the WalkAide system, which benefits patients with a condition referred to as foot drop. The V-

Hold is primarily sold through our patient care clinics. Research and development expenses, which were reported in Other operating expenses on our Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner.  Management regularly assesses these policies in light of current and forecasted economic conditions. Actual results may differ materially from these estimates and judgments under different assumptions.

Information with respect to the Company’s accounting policies is contained in Note B in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Reserves for future contractual adjustments are estimated utilizing historical trends for such adjustments and are monitored monthly. As of June 30, 2014 and December 31, 2013, the Company estimated the reserve for future contractual adjustments and discounts to be $27.7 million and $20.6 million, respectively. The increase in the estimate is primarily related to revenue growth, resulting from both same clinic sales growth and clinic acquisitions, and changes in reimbursement trends. Individual patients are generally responsible for deductible and/or co-payments. The reserve for future contractual adjustments and discounts is reflected as a reduction of accounts receivable on the Company’s Consolidated Balance Sheet.

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P devices and the leasing of rehabilitation technology, combined with clinical therapy programs, education and training. Distribution revenues are recorded upon the shipment of products, in accordance with the terms of the invoice, net of estimated returns. Discounted sales are recorded at net realizable value. Leasing revenues are recognized based upon the contractual terms of the agreements, which contain negotiated pricing and service levels with terms ranging from one to five years, and are generally billed to customers monthly.

•                  Net Accounts Receivable: We report accounts receivable at estimated net realizable amounts generated for products delivered and services rendered from federal, state, managed care health plans, commercial insurance companies and patients.  Collections of these accounts receivable are our primary source of cash and are critical to our operating performance.  We estimate uncollectible patient accounts primarily based upon its experience in historical collections from individual patients.  Bad debt expense is reported within Other operating expenses within the Consolidated Statement of Income and Comprehensive Income.  At June 30, 2014 and December 31, 2013, net accounts receivable reflected an allowance for doubtful accounts of $11.3 million and $10.0 million, respectively.

The following represents the composition of our accounts receivable balance by type of payor:

June 30, 2014
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$46,095	$14,568	$20,990	$81,653
Private pay	5,008	3,462	4,002	12,472
Medicaid	13,394	4,589	6,650	24,633
Medicare	33,041	9,056	29,352	71,449
VA	3,074	953	828	4,855
Products & Services			—
Trade accounts receivable	11,535	3,905	6,091	21,531
	$112,147	$36,533	$67,913	$216,593

December 31, 2013
(In thousands)	0-60 days	61-120 days	Over 120 days	Total
Patient Care
Commercial insurance	$52,899	$12,092	$14,507	$79,498
Private pay	3,991	3,413	5,751	13,155
Medicaid	11,876	4,122	5,282	21,280
Medicare	30,587	7,097	20,918	58,602
VA	2,589	565	463	3,617
Products & Services
Trade accounts receivable	11,541	3,370	4,728	19,639
	$113,483	$30,659	$51,649	$195,791

•                  Inventories:  Patient Care—Inventories at Hanger Clinics, Dosteon and Cares, which consist of raw materials, work-in-process and finished goods, amounted to $122.3 million and $109.2 million at June 30, 2014 and December 31, 2013, respectively. Inventories at Hanger Clinic, which amounted to $111.9 million and $99.0 million at June 30, 2014 and December 31, 2013, respectively, consist principally of raw materials and work-in-process inventory valued based on the gross profit method, which approximates lower of cost or market using the first-in first-out method. Inventories in the Dosteon business amounted to $9.2 million and $8.9 million at June 30, 2014 and December 31, 2013, respectively, and consisted principally of raw materials. As of June 30, 2014, the Dosteon inventories were valued based on the gross profit method, which approximates lower of cost or market using the first-in, first-out method. Inventories in the Cares business amounted to $1.2 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively, consists principally of finished goods and are valued at the lower of cost or market using the first-in first-out method based on perpetual records.

Hanger Clinic and Dosteon do not maintain a perpetual inventory system. On October 31st of each year an annual physical inventory of all inventories in Hanger Clinic is performed. Dosteon counted its inventories on December 31, 2013 and October 31, 2012. The Company values the raw materials and work-in-process inventory counted at October 31 at lower of cost or market using the first-in, first-out method. Hanger Clinic work-in-process inventory consists of materials, labor and overhead which is valued based on established standards for the stage of completion of each custom order. Material, labor and overhead costs are determined at the individual clinic or groups of clinics level. Adjustments to reconcile Hanger Clinic and Dosteon physical inventory are treated as changes in accounting estimates and are recorded in the fourth quarter. In the fourth quarter of 2013 the Company recorded a decrease to inventory of $2.3 million in 2013 based on this reconciliation.

For Hanger Clinic, the October 31st inventory is subsequently adjusted at each quarterly and annual reporting period end by applying the gross profit method. As it relates to materials, the Company generally applies the gross profit method to individual clinics or groups of clinics for material costs. Labor and overhead and other aspects of the gross profit method are completed on a Hanger Clinic-wide basis. A similar approach is applied to Dosteon inventory, as applicable.

Products & Services—Inventories consisted principally of finished goods, which are stated at the lower of cost or market using the first-in, first-out method for all reporting periods and are valued based on perpetual records.

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

Definite-lived trade name intangible assets are amortized over their estimated period of benefit of approximately 1 to 5 years. Approximately $10.6 million of the value of trade names is identified as an indefinite-lived intangible asset within the Products & Services segment and its fair value is annually assessed for impairment in the Company’s fiscal fourth quarter. The Company estimates fair value utilizing a relief-from-royalty method valuation model, and the 2013 assessment estimated the fair value is greater than carrying value. However, the estimated fair value is not substantially in excess of the carrying value. A key assumption in the relief-from-royalty method is projected future revenue. If actual future revenues fall below projection, the estimated fair value could be significantly impacted and an impairment charge may be necessary.

Non-compete agreements are recorded when we enter into the agreement, and are amortized, using the straight-line method, over their terms ranging from five to seven years. Other definite-lived intangible assets are recorded at fair value and are amortized, using the straight-line method, over their estimated useful lives of up to 14 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, we review and assess the future cash flows expected to be generated from the related intangible for possible impairment.  Any impairment would be recognized as a charge to operating results and a reduction in the carrying value of the intangible asset.

•                  Income taxes:  We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not more likely than not, we establish a valuation allowance against the deferred tax asset.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us, if the recognition threshold is met, to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on the income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe appropriate provisions for income taxes have been made for all periods consistent with the policy outlined above.

Guidance and Outlook

The Company lowered its 2014 full-year adjusted diluted EPS guidance to a range of between $1.60 and $1.70.  Based on the results of the second quarter, the Company now believes that the conditions that resulted in lower same-center sales in the second quarter will continue to impact its sales and operations for the remainder of 2014, resulting in the lower sales and earnings projections for the year. The Company now expects that same center sales for the second half of 2014 will be flat to down 2%. Consequently, the Company is revising its same center sales for the full year to a range of a decline of 1% to 2%.  The reduction in earnings projections principally reflects lower same center sales in the Patient Care segment, and to a lesser degree the impact on sales and collections of the Janus roll-out, costs incurred to remediate the Company’s previously reported material weaknesses and investments the Company is making in its processes and control environment. The Company lowered 2014 full-year net sales guidance to a range of between $1.050 and $1.080 billion. The expectation of negative same center sales will be partially offset by additional acquisitions which will drive incremental revenues for the remainder of the year, but will not provide significant earnings over that period due to their initial integration costs.  Reflecting the lower than expected first half results, the impact of the reimbursement environment on working capital, the Company has adjusted its expectation of 2014 cash flow from operations to a range of between $40 and $50 million.  The Company now anticipates acquiring O&P operations in 2014 with annualized net sales of between $50 and $60 million, and plans to invest between $40 and $50 million in capital additions during the year.  The Company’s previous full-year 2014 guidance issued on May 5, 2014 was to achieve revenues of $1.100 to $1.120 billion, adjusted diluted EPS of $2.01 and $2.11, patient care same center sales of 2% to 4%, and cash flow from operations of $80 to $90 million.

Over the past two quarters we’ve been carefully evaluating the results of our Dosteon and CARES businesses and have determined that parts of these businesses do not provide strategic long-term value.  We are in the process of evaluating restructuring alternatives for these businesses. It is anticipated that any restructuring alternative implemented would have minimal impact on sales and earnings in the 2014 calendar year.  The potential impact of this restructuring is not included in the Company’s 2014 guidance.

Results of Operations

The following table sets forth for the periods indicated certain items from our consolidated statements of income and comprehensive income as a percentage of our net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Material costs	29.7	29.7	29.2	29.6
Personnel costs	37.2	34.8	38.9	36.9
Other operating expenses	19.1	18.3	19.2	17.8
Depreciation and amortization	4.4	3.5	4.4	3.8
Income from operations	9.6	13.7	8.3	11.9
Interest expense, net	2.3	2.9	2.4	3.1
Extinguishment of debt	—	2.5	—	1.3
Income before taxes	7.3	8.3	5.9	7.5
Provision for income taxes	2.7	3.0	2.3	2.8
Net income	4.6%	5.3%	3.6%	4.7%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Sales.  Net sales for the three month period ended June 30, 2014 increased $8.1 million, or 3.0%, to $275.9 million compared to $267.8 million for the same period of 2013.  This increase was due to a $6.8 million, or 3.0%, increase in the Patient Care segment, and a $1.3 million, or 3.1%, increase in the Products & Services segment.  The $6.8 million increase in Patient Care segment sales was due principally to a $10.6 million increase from acquired O&P facilities, partially offset by a $(3.2) million reduction in same center sales. The reduction in same center sales was caused by a number of factors most notably a pronounced slow-down in the authorization process for commercial claims, the continued growth in large deductible insurance plans which is having an impact on the replacement cycle for our existing patients, an increase in the reserve for disallowed sales and to a lesser degree the Janus roll-out is impacting sales while our employees are trained and adjust to the new workflow. The 3.1% increase in the Products & Services segment sales was the result of stronger sales results compared against relatively weak results in the similar period during 2013.

Material Costs.  Material Costs for the three month period ended June 30, 2014 was $81.8 million, an increase of $2.4 million over $79.4 million for the three month period ended June 30, 2013, due to increased sales.

Personnel Costs.  Personnel costs for the three month period ended June 30, 2014 increased by $9.6 million to $102.8 million from $93.2 million for the three month period ended June 30, 2013. Approximately $3.6 million of the increase was due to annual merit increases as well as increased benefit costs, $5.2 million of the increase was due to the impact of acquisitions and the remaining increase was due to additions to support our material weakness remediation efforts.

Other Operating Expenses. Other operating expenses, composed primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $3.7 million to $52.7 million, for the three month period ended June 30, 2014 compared to $49.0 million, for the three month period ended June 30, 2013.  The increase was due principally to acquisitions.

Depreciation and Amortization. Depreciation and amortization for the three month period ended June 30, 2014 increased $2.6 million, to $12.1 million, compared to $9.5 million for the three month period ended June 30, 2013. The increase was primarily due to increased capital expenditures related to growth, the impact of acquisitions and a $1.4 million write-off of demo equipment that was deemed to have reached the end of its useful life.

Income from Operations.  Income from operations decreased $10.2 million, to $26.4 million, for the three month period ended June 30, 2014 compared to $36.6 million for the three month period ended June 30, 2013 due to the factors discussed above.

Interest Expense.  Interest expense decreased $1.5 million, to $6.2 million, for the three month period ended June 30, 2014, compared to $7.7 million, for the three month period ended June 30, 2013. The decrease resulted from the interest savings from the refinancing that occurred in the second quarter of 2013 as well as a reduction of outstanding borrowings.

Provision for Income Taxes.  The provision for income taxes for the three month period ended June 30, 2014 was $7.6 million, or 37.5% of pre-tax income, compared to $8.2 million, or 36.8% of pre-tax income, for the three months ended June 30, 2013. The effective tax rate consists principally of the 35% federal statutory tax rate and state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due to the reinstatement of the Federal Research and Development Tax Credit which expired in 2014.

Net Income.  Net income decreased $1.5 million, to $12.6 million, for the three month period ended June 30, 2014, from $14.1 million for the three month period ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales.  Net sales for the six month period ended June 30, 2014 increased $14.4 million, or 2.9%, to $511.5 million compared to $497.1 million for the same period of 2013.  The sales increase was driven by a $ 13.4 million, or 3.2%, increase in sales in the Patient Care segment as well as a $ 1.0 million, or 1.2 % increase in sales in the Products & Services segment. The $13.4 million increase in Patient Care segment sales was due principally to a $20.6 million increase from acquired O&P facilities, partially offset by a $(6.1) million reduction in same center sales. The decline in sales in the Patient care segment was due to a combination of the impact of severe weather on our central and eastern zones particularly in the first quarter, as well as many of the same factors mentioned in the discussion of the second quarter.  The 1.2 % increase in the Products & Services segment sales was the result of stronger sales results compared against relatively weak results in the similar period during 2013.

Material Costs.  Material Costs for the six month period ended June 30, 2014 was $149.2 million, an increase of $2.0 million from $147.2 million for the six month period ended June 30, 2013, primarily due to the sales increase. Material costs as a percentage of net sales decreased 0.4% primarily due to a change in the mix of sales favoring the Patient Care segment, which has lower costs and a reduction in product cost resulting from an effort to improve the concentration of purchases to vendors who offer lower pricing.

Personnel Costs.  Personnel costs for the six month period ended June 30, 2014 increased by $16.1 million to $199.2 million from $183.1 million for the six month period ended June 30, 2013. Approximately $5.6 million of the increase was due to annual merit increases and other benefit changes, $9.7 million of the increase was due to the impact of acquisitions and the remaining increase was due to additional headcount to support our material weakness remediation efforts.

Other Operating Expenses.  Other operating expenses, which composed primarily of professional fees, facility costs, bad debt expense, incentive compensation, and reimbursable employee expenses, increased $9.6 million, or 10.8% to $98.3 million for the six month period ended June 30, 2014 compared to $88.7 million for the six month period ended June 30, 2013.  Approximately $2.8 million of the increase was due to acquisitions, $4.2 million was due to an increase in bad debt expense and the balance of the change was due to a decrease in other operating income.

Depreciation and Amortization. Depreciation and amortization for the six month period ended June 30, 2014 increased $3.5 million, to $22.3 million, compared to $18.8 million for the six month period ended June 30, 2013. The increase was primarily due to leasehold improvements, additional capital expenditures as well as the write-off of demo equipment discussed in the discussion of the quarter.

Income from Operations.  Income from operations decreased $17.0 million, to $42.4 million, for the six months ended June 30, 2014 compared to $59.4 million for the six months ended June 30, 2013 due to factors discussed above.

Interest Expense.  Interest expense decreased $3.2 million, to $12.3 million, for the six month period ended June 30, 2014, compared to $15.5 million, for the six month period ended June 30, 2013.  The decrease is attributed to the interest savings from the refinancing that occurred in the second quarter of 2013.

Extinguishment of Debt. In conjunction with our bank credit facility refinancing, in the second quarter of 2013, we incurred a charge of approximately $6.6 million related to the write-off existing debt issuance cost associated with our previous credit agreements.

Provision for Income Taxes.  The provision for income taxes for the six months ended June 30, 2014 was $11.5 million, or 38.2% of pre-tax income, compared to $13.7 million, or 36.7% of pre-tax income, for the six month period ended June 30, 2013. The effective tax rate consists principally of the 35% federal statutory tax rate in addition to state income taxes, less permanent tax differences.  The 2013 period has a lower effective tax rate primarily due to the reinstatement of the Federal Research and Development Tax Credit which expired in 2014.

Net Income.  Net income decreased $5.0 million, to $18.6 million, for six month period ended June 30, 2014, from $23.6 million for the six month period ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

Cash Flows

Working capital increased by $47.3 million to $313.8 million at June 30, 2014 compared to $266.5 million at June 30, 2013. The increase in working capital was primarily due to the increase in accounts receivable and inventory balances.  The increase in accounts receivable was caused by a combination of Medicare prepayment and RAC audits which caused our Medicare receivables over 120 days old to increase by $14.0 million year over year and the roll out of our new billing system which has increased our receivable balances while our employees are trained and become more familiar with the new workflow associated with the system. Inventory balances also increased as our work in process has grown due to a combination of the impact of acquisitions and a slowdown in the authorization process which has increased the length of time it take to deliver a patients device.  For these same reasons, day’s sales outstanding (“DSO”), which is the number of days between the billing date of O&P services and the date of receipt of payment thereof, for the six months ended June 30, 2014 increased to 72 days from 59 days for the same period last year.  The impact of the Janus rollout on outstanding receivable balances should recover over time as our employees become more familiar with the new processes and workflows. However, the balances outstanding on Medicare audits will continue to grow until action is taken by the government to speed up the appeals process. At June 30, 2014 and December 31, 2013, we had approximately $19.2 million and $15.2 million of claims subject to pending Medicare audits, respectively. The increase in inventory balances was caused in part by acquisitions as well as a slowdown in authorizations by commercial payors which increases the time it takes to deliver a job in process to the patient and consequently increases our work in process balances.

Net cash (used in)/provided by operating activities was $(7.5) million and $27.6 million for the six month period ended June 30, 2014 and 2013, respectively. The decrease in cash provided by operating activities in the current year resulted primarily from the growth in working capital discussed above.

Net cash used in investing activities was $57.1 million for the six month period ended June 30, 2014, compared to $21.9 million in the prior year. In the first six months of 2014, we purchased nine O&P companies for $34.2 million, net of cash acquired; made property, plant and equipment purchases of a net $20.2 million; and purchased $2.3 million of company owned life insurance. During the same period in 2013, we acquired 2 patient care clinics for $4.7 million, net of cash acquired.  Additionally, in 2014, we invested $21.7 million in capital assets principally associated with the roll out of  Janus, compared to $18.0 million for the same period in 2013.

Net cash provided by/ (used in) financing activities was $59.6 million and $(19.2) million for the six month periods ended June 30, 2014 and 2013, respectively. For the six month period ended June 30, 2014 we: (i) repaid $2.8 million related to term loan borrowings; (ii) borrowed $228.0 million and repaid $163.0 million under our revolving credit agreement to fund daily operations; and (iii) made $3.8 of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”). For the six month period ended June 30, 2013 we: (i) borrowed $225.0 million related to term loan borrowings; (ii) repaid $293.3 million related to term loan borrowings; (iii) borrowed $120.0 million under our revolving credit agreement; (iv) repaid $65.0 million under the revolving credit agreement; (v) made $4.0 million of required repayments of promissory notes issued in connection with acquisitions (“Seller Notes”); and (vi) received $2.2 million of proceeds from employee stock compensation plan awards.

General

As of June 30, 2014, $309.4 million, or 57%, of our total debt of $539.9 million was subject to variable interest rates.  We believe that, based on current levels of operations and anticipated growth, cash generated from operations, together with other available sources of liquidity, including borrowings available under the Revolving Credit Facility, will be sufficient for at least the next twelve months to fund anticipated capital expenditures, to fund our acquisition plans and make required payments of principal and interest on our debt.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2014 (unaudited):

	Payments Due by Period
(In thousands)	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total

Long-term debt	$11,221	$25,791	$26,370	$31,621	$443,960	$926	$539,889
Interest payments on long-term debt (1)	16,800	19,140	18,816	18,637	15,303	26	88,722
Operating leases	51,880	42,392	34,654	27,694	20,224	39,598	216,442
Capital leases	1,639	3,343	3,337	3,414	3,366	17,274	32,373
Other long-term obligations (2)	5,671	7,732	4,325	4,024	2,407	9,092	33,251
Total contractual cash obligations	$87,211	$98,398	$87,502	$85,390	$485,260	$66,916	$910,677

(1) Interest projections were based on the assumptions that the future interest rate for the Revolving Credit Facility and Term Loan will remain at the current rate of 1.9%.

(2) Other long-term obligations include purchase commitments, commitments under our SERP plan, IT and telephone contracts. Refer to Note K of the Company’s Annual Report on Form 10-K for additional disclosure on the SERP plan.

Forward Looking Statements

This report contains forward-looking statements setting forth our beliefs or expectations relating to future revenues, contracts and operations, and certain legal proceedings. Actual results may differ materially from projected or expected results due to changes in the demand for our O&P products and services, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health care industry, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health care industry. Readers are cautioned not to put undue reliance on forward-looking statements.  Refer to risk factors disclosed in Part II, Item 1A of this filing as well as the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of risks and uncertainties. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

Our future financial result is subject to a variety of risks, including interest rate risk.  As of June 30, 2014, the interest expense arising from the $309.4 million of outstanding borrowings under both our Term Loan Facility and our Revolver are subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $2.6 million of cash equivalents.  As of June 30, 2014, we had $230.5 million of fixed rate debt which includes our 7 1/8 % Senior Notes and Subordinated Seller Notes.

Presented below is an analysis of our financial instruments as of June 30, 2014 that are sensitive to changes in interest rates. The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the Revolving and Term Loan Facility, calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. As of June 30, 2014, the interest rate on the Revolving and Term Loan facilities was 1.91% based on a LIBOR rate of 0.16% and the applicable margin of 1.75%.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points			No Change in Interest	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(In thousands)	(150 BPS)	(100 BPS)	(50 BPS)	Rates	50 BPS	100 BPS	150 BPS
Revolving and Term Loan	$5,429	$5,439	$5,449	$5,919	$7,453	$8,987	$10,521

ITEM 4.                                                Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports filed under the Exchange Act was accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 as a result of the following material weaknesses in our internal controls over financial reporting.  Specifically, the Company did not design and/or maintain effective controls over i) raw materials to ensure items are priced using the first in first out method resulting from the identification of inaccurate prices utilized in the valuation of our inventory quantities on hand based on physical observation;  ii) the accuracy of the stage of completion in valuing work-in-process inventory resulting from the identification of data input errors from our physical inventory observation used in the valuation of our work-in-process inventory; and iii) certain key assumptions used in the valuation of work-in-process inventory resulting from the identification of inaccurate or imprecise data used in the development of these assumptions.  Additional details are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, under Part II, Item 9-A.

Status of Remediation of Material Weakness

As of June 30, 2014, the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, are not remediated.  These material weaknesses relate to the Company’s annual physical inventory, and therefore the Company will not be able to verify remediation until the fourth quarter of 2014 after completion of the annual physical inventory at Hanger Clinic, at the earliest.  The Company is working to remediate the material weaknesses and has begun by taking steps to plan and implement additional measures to remediate the underlying causes of the material weaknesses. The additional measures are primarily the continued development and implementation of formal policies, improved processes and documentation of procedures and controls, additional training of finance and operational personnel, the hiring of additional finance personnel and the engagement of external subject matter experts. The Company’s actions are subject to ongoing senior management review, as well as audit committee oversight.  As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address these material weakness or determine to modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

In accordance with Rule 13a-15(d) under the Securities Exchange Act of 1934, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that there were no changes in the Company’s internal control over financial reporting, beyond those in-process remediation efforts discussed above, that occurred during the six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derived 40.7% and 40.6% of our net sales for the six months ended June 30, 2014 and 2013, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set maximum reimbursement levels for O&P services and products. If these agencies reduce reimbursement levels for O&P services and products in the future, our net sales could substantially decline. In addition, the percentage of our net sales derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices. Additionally, Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas. Medicare prices are adjusted each year based on the Consumer Price Index— Urban (“CPIU”) unless Congress acts to change or eliminate the adjustment. The Medicare price increases/(decreases) for 2014, 2013 and 2012 were 1.0%, 0.8%, and 2.4%, respectively. The Patient Protection and Affordable Care Act, Pub. L. No. 111-148, March 23, 2010 (“PPACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers. The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year. Section 3401(m) of PPACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual economy-wide private nonfarm business multifactory productivity (“the MFP Adjustment”). The MFP Adjustment may result in that percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year. CMS has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates. See 75 Fed. Reg. 40040, 40122, et seq. (July 13, 2010). If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected.

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration.” While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013. For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS (durable medical equipment (DME), prosthetics, orthotics, and supplies,) as well as claims under the DME Competitive Bidding Program, are reduced by 2 percent.  This is a claims payment adjustment with limited impact on the Company (approximately $1.1 million for the six months ending June 30, 2014); no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore reimbursements from Medicaid, the VA and commercial payers who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

In addition to the risks to our Patient Care segment businesses discussed above, changes in government reimbursement levels could also adversely affect the net sales, cash flows and profitability of our Products & Services segment business. In particular, a significant majority of sales at ACP involve devices and related services provided to skilled nursing facilities (SNFs) and similar businesses. Reductions in government reimbursement levels to SNFs could cause such SNFs to reduce or cancel their use of ACP’s devices and modalities, negatively impacting net sales, cash flows and profitability. For example, in July 2011 CMS announced an across the board reduction of approximately 10% in SNF reimbursement levels, negatively impacting the demand for ACP’s devices and treatment modalities. We cannot predict whether any other modifications to reimbursement levels will be implemented, or if implemented what form any modifications might take.

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

In recent years we have seen a significant increase in Medicare audits, including Recovery Audit Contractor or RAC audits, Comprehensive/Error Rate Testing or CERT audits and Medicare Administrative Contractor (MAC) prepayment audits.  Additionally, substantial delays have developed in the audit adjudication process, particularly in administrative law appeals. At June 30, 2014 and December 31, 2013, we had approximately $19.2 million and $15.2 million of claims subject to pending Medicare audits, respectively.  Through December 31, 2013, our success rate on these audits at final adjudication (the Administrative Law Judge hearing) was approximately 90%.  Nevertheless, Medicare audits could have a material and adverse effect on our business financial condition and result of operations, particularly if our success rate at final adjudication were to decline.

ITEM 6.                                                Exhibits

(a)                                 Exhibits.  The following exhibits are filed herewith:

Exhibit No.	Document

10.1

Letter Agreement, dated April 7, 2014, among George E. McHenry, the Company and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April, 7 2014).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements (1)

(1)

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

HANGER, INC.

Dated: August 11, 2014	/s/Vinit K. Asar
Vinit K. Asar
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2014	/s/George E. McHenry
George E. McHenry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)