Form 10-K
period 2014-12-31
HANGER, INC.
filed 2017-05-12
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014
OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from
to

COMMISSION FILE NUMBER 1-10670

HANGER, INC.

(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	84-0904275 (I.R.S. Employer Identification No.)

10910 Domain Drive, Suite 300, Austin, TX (Address of principal executive offices)	78758 (Zip Code)

Registrant’s phone number, including area code:  (512) 777-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $0.01 per share	OTC Pink (operated by OTC Markets Group Inc.)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter which was June 30, 2016, $263.4 million.

As of May 1, 2017 the registrant had 36,193,611 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

i

EXPLANATORY NOTE

General

This is the first periodic report filed by Hanger, Inc. (the “Company”, “we”, “our”, or “us”) covering reporting periods after June 30, 2014.  Readers should be aware that certain aspects of this Annual Report on Form 10-K differ from other annual reports that the Company has filed and that the Company intends to file in the future.  Due to the passage of time, we have experienced changes to our business since the period covered by this annual report.  As a result, certain information contained in this Annual Report on Form 10-K is presented in a manner that reflects current information regarding our business and our Company rather than information that speaks only as to the state of the Company and the business as of December 31, 2014.  We have identified in each case where the financial information presented is more current than December 31, 2014.

The Restatement

This Annual Report on Form 10-K for the year ended December 31, 2014 includes consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.  The consolidated financial statements for the years ended December 31, 2013 and 2012 and selected financial data (Item 6.  “Selected Financial Data”) for the years ended December 31, 2011 and 2010, derived from unaudited financial statements, are restated (the “Restatement”).

We have not amended, and we do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to December 31, 2014 as the requisite financial information is included within this Annual Report on Form 10-K.  We also do not intend to file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.  Consolidated financial statements and related financial information for the quarter ended September 30, 2014 are included in this Annual Report on Form 10-K.

The consolidated financial statements and related financial information contained in any of our reports filed prior to this Annual Report on Form 10-K for the year ended December 31, 2014 should no longer be relied upon.

Restatement Background

During the preparation of our Quarterly Report on Form 10-Q for the third quarter of 2014, material misstatements were identified in our previously-issued consolidated financial statements and other financial data.  Based on our review of certain of the Company’s financial records, the Audit Committee of the Board of Directors (“Audit Committee”), in consultation with management, concluded the previously reported consolidated financial statements and other financial data for the fiscal years ended December 31, 2013, 2012, 2011, 2010 and 2009; the interim periods ended March 31, 2014 and June 30, 2014; and all interim periods for 2013 and 2012 should no longer be relied upon.  These conclusions were previously disclosed in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015, March 23, 2015 and June 9, 2015.  The financial statements and other financial data contained within this Annual Report on Form 10-K restate previously issued financial information for the fiscal years ended December 31, 2013, 2012, 2011 and 2010; the interim periods ended March 31, 2014 and June 30, 2014; and all interim periods of 2013 (collectively, the “Restatement Periods”).  A summary of the primary misstatements and their impact on previously reported financial statements is included below with further details reported within Item 6.  “Selected Financial Data” and Item 15.  “Financial Statements, Note B - Restatement of Previously Issued Consolidated Financial Statements.”

Restatement of Previously Reported Consolidated Financial Information

The restatement adjustments resulted in a cumulative reduction to our previously reported income before taxes of approximately $175.1 million through June 30, 2014.  Approximately $140.6 million of this cumulative amount related to the periods ended on or prior to December 31, 2013.  These adjustments resulted in reductions, net of income taxes, of previously reported retained earnings of $116.6 million and $91.3 million as of June 30, 2014 and December 31, 2013, respectively.  Item 15.  “Financial Statements, Note B - Restatement of Previously Issued Consolidated Financial Statements” contained in this Annual Report on Form 10-K discloses the nature of the restatement items and adjustments, including income taxes, and presents the impact of the restatement items on the various financial statement captions for the years ended December 31, 2013 and 2012.  For information on the impact of the restatement on 2011 and 2010, reference is made to Item 6.  “Selected Financial Data,” in this Annual Report on Form 10-K.  The following table presents the primary misstatements and both their cumulative pre-tax impact to retained earnings and their impact on previously reported income before taxes.  A description of the primary misstatements is presented below the table.

In thousands	Cumulative Pre-Tax Impact	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009 and Prior
		(b)	(a)	(a)	(b)	(b)	(b)
As previously reported - Income before taxes		$30,134	$100,744	$98,169	$84,134	$34,535
Inventory Valuation	(72,262)	(10,939)	(10,048)	(11,368)	(5,375)	417	(34,949)
Allowance for Disallowed Revenue and Doubtful Accounts	(45,053)	(16,752)	(13,304)	(2,045)	(12,952)	—	—
Property, Plant and Equipment	(11,088)	223	(822)	(2,275)	(3,240)	(2,356)	(2,618)
Real Property Leases	(7,741)	(199)	(861)	(1,650)	(404)	1,871	(6,498)
All Other Restatement Adjustments	(38,987)	(6,874)	(8,100)	(6,681)	91	(5,967)	(11,456)
Total Restatement Adjustments	(175,131)	(34,541)	(33,135)	(24,019)	(21,880)	(6,035)	(55,521)
Restated - (Loss) Income before taxes		$(4,407)	$67,609	$74,150	$62,254	$28,500

(a)         Derived from audited consolidated financial statements contained in Item 15.

(b)         Derived from unaudited consolidated financial statements.

•                  Inventory Valuation — The Company has identified misstatements in its historical inventory valuations.  The misstatements related primarily to the valuation of work-in-process inventory (“WIP”), and included intentional misstatements that had the effect of overstating the number of items in WIP, the relative stages of completion of WIP and the overall valuation of WIP.  The Company’s valuation of WIP requires the use of various estimates.  Other misstatements included not reducing raw materials and WIP for vendor rebates and not ensuring inventory is recorded at the lower of cost or market.  Further, certain of the Restatement Periods were negatively impacted by other findings of inappropriate historical accounting practices as described in detail below under “The Audit Committee Investigation of Accounting Misstatements.”

•                  Allowance for Disallowed Revenue and Doubtful Accounts — The historical estimates of allowances for disallowed revenue and doubtful accounts did not sufficiently consider changes to the Company’s collection experience or differentiate between payor types.  When preparing its estimates, the Company inappropriately relied upon aggregate averages of prior periods’ collections experience from varying numbers of older historical periods.  The Company did not timely recognize adverse changes in its collection experience and did not consider likely write-offs of residual receivable balances, as well as consider differences in collection patterns between payor types and aging categories.  Additionally, misstatements in the classification of bad debt expense have been corrected and are presented as disallowed revenue.

•                  Property, Plant and Equipment, Net — During the Restatement Periods, misstatements occurred in the Company’s accounting for property, plant and equipment.  These misstatements included improper capitalization of certain labor associated with internal-use software and improper capitalization into property, plant and equipment costs that should have been expensed.  The Company also found misstatements in the commencement of depreciation of its fixed assets and not recording disposals on a timely basis.  Misstatements regarding leasehold improvement related items, which are recorded in property, plant and equipment in the financial statements, are included in the real property lease adjustments in this Explanatory Note.

•                  Real Property Leases — The Company did not properly apply lease accounting standards related to its real property leases with respect to the determination of the proper term of its leases, establishment of proper balances for deferred rent and tenant improvement allowances, determining depreciable lives of leasehold improvements, consideration of lessee involvement in the construction of leased assets (resulting in not properly identifying certain build-to-suit arrangements, which are accounted for as financing after evaluating sale-leaseback accounting) and proper evaluation of capital lease obligations.  Additionally, the Company did not properly establish and account for asset retirement obligations.

•                  All Other Restatement Adjustments — The Company’s prior consolidated financial statements included other misstatements, including failures in the recognition of certain compensatory obligations, state tax obligations and escheat obligations.  Additionally, the Company improperly deferred certain expenditures incurred in connection with the Company’s annual education fair.

Further information regarding the misstatements that existed in the Company’s prior consolidated financial statements is provided in Item 15.  “Financial Statements, Note B - Restatement of Previously Issued Consolidated Financial Statements.”

The Audit Committee Investigation of Accounting Misstatements

On November 12, 2015, the Company announced that the Audit Committee had retained counsel to conduct an external investigation of the circumstances surrounding certain of the accounting misstatements that led to the restatement (the “Investigation”).

As previously disclosed in its Current Report on Form 8-K filed with the SEC on June 6, 2016, the Audit Committee concluded that, based on the evidence uncovered in the Investigation, it is more likely than not that certain former employees and officers, including in some instances the former Chief Financial Officer and former Chief Accounting Officer, engaged in inappropriate historical accounting practices relating to management estimates and certain accruals as discussed below.  Based on the evidence uncovered in the Investigation, the Audit Committee concluded that the current Chief Executive Officer did not engage in these practices.  The Audit Committee also concluded, based on the evidence uncovered in the Investigation, that certain former members of senior management set an inappropriate “tone at the top.”  See “Internal Controls, Control Environment and Identified Material Weaknesses” below for more information.

Specifically, based on evidence uncovered in the Investigation, the Audit Committee concluded that it is more likely than not that in certain interim fiscal periods in 2011, management’s estimate of quarterly material costs was inappropriately reduced with the objective of attaining financial targets for those periods, and in particular, published analyst consensus earnings per share (“EPS”) targets.  Further, in connection with the annual “book to physical” (“BTP”) valuation of WIP inventory as of October 31, 2012, management estimated a rate for overhead costs applicable to inventory.  Based on the evidence uncovered in the Investigation, the Audit Committee has concluded that it is more likely than not that the assumptions underlying the estimate of the overhead rate were inappropriately revised in January 2013 with the objective of mitigating approximately $3.85 million in inventory shrinkage.  Additionally, based on the evidence uncovered in the Investigation, the Audit Committee concluded that it is more likely than not that a former employee intentionally fabricated records used in the annual valuation of WIP inventory as of October 31, 2013.  The use of these records enabled the Company to avoid approximately $2.5 million of inventory shrinkage in connection with the annual BTP valuation of inventory.  These fabricated records were also provided to the Company’s internal and external auditors.  Based on evidence uncovered in the Investigation, the Audit Committee also concluded that it is more likely than not that in connection with the October 31, 2013 WIP valuation of inventory, this former employee also used a report matching invoice and patient appointment scheduling data, which the employee had been cautioned was unreliable.  This report was used to identify additional WIP inventory to be valued.  This approach to identifying WIP inventory was inconsistent with the approach used in prior years and enabled the Company to inappropriately avoid additional inventory shrinkage in connection with the annual BTP valuation of inventory.  For historical periods, including fiscal years 2013, 2012 and 2011, former management disclosed that the accuracy of the Company’s inventory accounting, including the quarterly estimate of cost of materials, was supported by the immateriality of adjustments to inventory resulting from the annual BTP valuation of inventory.

The evidence uncovered in the Investigation raised questions relating to adjustments to certain management estimates late in the close process for a number of interim fiscal periods in 2011.  In certain quarters, adjustments to particular estimates for material costs, inventory, accounts receivable allowances, contingency reserve accruals and incentive compensation accruals appear to have been motivated by the objective of attaining financial targets for those periods, and in particular, published analyst consensus EPS targets.

Based on the discovery of these matters, management performed additional reviews and analysis, re-performed certain accounting procedures, validated historical source accounting data and journal entries, reviewed its accounting policies and forensically reconstituted certain accounting ledgers for 2014 and prior periods.  The Audit Committee and its legal counsel reported the findings of the Investigation to the Company’s Board of Directors and to the Company’s independent registered public accounting firm and have discussed the evidence uncovered and conclusions reached in the Investigation with the Staff of the Division of Enforcement of the SEC.

The Company reported in its Current Reports on Form 8-K filed with the SEC on February 17, 2015, June 9, 2015, November 12, 2015, February 26, 2016 and June 7, 2016 information available as of those dates regarding material weaknesses that the Company identified through the Restatement process and the Investigation.  Since then, additional material weaknesses have been identified.  The following summary includes all identified material weaknesses.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified the following material weaknesses as of December 31, 2014:

Control Environment

•                  Inappropriate Tone at the Top

Former senior management of the Company did not set an appropriate tone at the top.  Specifically, the emphasis placed by former senior management on achieving or exceeding financial targets created an environment in which inappropriate accounting practices resulted in misstatements of several management estimates and accruals.  By placing an inappropriate emphasis on achieving these targets, former senior management permitted a culture that did not appropriately emphasize compliance with the Company’s accounting policies and procedures and the adherence to generally accepted accounting principles (“GAAP”).

•                  Inadequate Investment in Personnel and Managerial Oversight

We did not maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience and training commensurate with the Company’s accounting and reporting requirements.

We also did not design and maintain effective controls with respect to establishing and assigning  authority and responsibility over accounting operations, including the consolidation process, and the preparation and review of  financial statements.

Risk Assessment

We did not design and maintain effective internal controls to identify, assess and address risks that significantly impact our financial statements or the effectiveness of our internal control over financial reporting.  Specifically, our insufficient complement of personnel caused certain existing controls to become inadequate to identify and address the risk of material misstatement.

Information and Communication

We did not design and maintain effective controls to obtain, generate and communicate relevant and accurate information to support the function of internal control over financial reporting.  Specifically, we did not implement or maintain sufficient information systems in support of our accounting and financial reporting processes.

Monitoring

We did not design and maintain effective monitoring of compliance with established accounting policies, procedures and controls.  This weakness included our failure to design and operate effective procedures and controls whose purpose is to evaluate and monitor the effectiveness of the Company’s individual control activities.

The material weaknesses in our control environment, risk assessment, information and communication and monitoring controls contributed to the following additional material weaknesses.

Control Activities

•                  Inventory

We did not design and maintain effective controls over the accounting for inventory.  Specifically, we did not design and maintain effective controls over:

•                  raw materials to ensure items are priced using the first-in, first-out method, resulting from the identification of inaccurate prices utilized in the valuation of our inventory quantities on hand based on physical observation;

•                  the accuracy of the stage of completion in valuing WIP, resulting from the identification of data input errors from our physical inventory observation used in the valuation of our WIP;

•                  certain key assumptions used in the valuation of WIP, resulting from the identification of inaccurate or imprecise data used in the development of these assumptions; and

•                  the existence, completeness, accuracy, valuation and presentation and disclosure of raw materials and WIP.

•                  Accounting for Leases

We did not design and maintain effective controls over our accounting for leases.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, presentation and disclosure of our real property leases.

v

•                  Revenue

We did not design and maintain effective controls over our accounting for revenue.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, occurrence and valuation of revenue.

•                  Accounts Receivable and Allowances

We did not design and maintain effective controls over accounts receivable and allowances.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence and valuation of amounts recorded to accounts receivable, including allowances.

•                  Property, Plant and Equipment and Depreciation

We did not design and maintain effective controls over property, plant and equipment, including depreciation.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, valuation, presentation and disclosure over property, plant and equipment including, capitalized software and related depreciation expense.

•                  Accounts Payable and Accruals

We did not design and maintain effective controls over accounts payable and accruals.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence and rights and obligations related to purchased goods and services and liabilities for other items, accurately reflecting the receipt of such goods or services and the related liability in the proper period.

•                  Account Reconciliations

We did not design and maintain effective controls over the preparation, review and approval of account reconciliations.  Specifically, we did not design and maintain controls to ensure that account reconciliations were completed timely and accurately and that reconciling items were properly resolved on a timely basis.

•                  Journal Entries

We did not design and maintain effective controls over the preparation and recording of journal entries.  Specifically, certain recurring and non-recurring journal entries were not consistently and adequately reviewed and approved.  Additionally, we did not design and maintain user access or other controls to ensure appropriate segregation of duties as it relates to the preparation and review of journal entries.

•                  Business Combinations, Goodwill and Intangible Assets

We did not design and maintain effective controls over the accounting for business combinations, goodwill and intangible assets.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure related to our accounting for business combinations, goodwill and intangible assets.

•                  Share-based Compensation

We did not design and maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of our accounting for share-based compensation.

•                  Income Taxes

We did not design and maintain effective controls over our accounting for income taxes.  Specifically, we did not design and maintain effective controls over the completeness, existence, accuracy and presentation of our accounting for income taxes, including the income tax provision and related assets and liabilities.

•                  Information Technology General Controls

We did not design and maintain effective controls over certain information technology (“IT”) systems, which could result in misstatements potentially impacting all financial statement accounts and disclosures.  Specifically, we did not design and maintain (i) user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to the appropriate Company personnel, (ii) effective controls to monitor, document and approve data changes, and (iii) effective controls related to monitoring of critical jobs.

Remedial Measures

Since the end of 2013, under the oversight of our Audit Committee and Board of Directors, we have been, and continue to be, actively engaged in the design and implementation of remedial measures to address the material weaknesses in our internal control over financial reporting.  We are committed to improving our internal control processes and resolving our control deficiencies, including the material weaknesses we have identified and will continue to review our effectiveness in accomplishing this critical objective.

To date, we have taken and continue to take the actions described in the section titled “Remediation Plans” included in Item 9A.  “Controls and Procedures” of this Annual Report on Form 10-K to address the identified material weaknesses.  Our remediation efforts are ongoing.  As we continue to evaluate and work to improve our internal control over financial reporting, we may implement additional measures or modify the identified remedial actions, as considered appropriate, to remediate our material weaknesses.

Despite the substantial time and resources we have directed at remediation efforts, we are unable to estimate at this time when these remediation efforts will be completed.  Until the remediation efforts, including any additional remediation efforts that our management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

We intend to provide additional information regarding our remediation efforts with respect to the material weaknesses in future filings with the SEC.

PART I

ITEM 1.                   BUSINESS

Business Overview

General

The Company is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger and its predecessor companies have provided orthotic and prosthetic (“O&P”) services for over 150 years.  We provide O&P services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to patients and businesses in acute, post-acute and clinic settings.  We operate through two segments—Patient Care and Products & Services.

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication and delivery of custom O&P devices through 706 patient care clinics and 115 satellite locations in 45 states and the District of Columbia, as of December 2016.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution and rehabilitative solutions businesses.  As a leading provider of O&P products in the United States, we coordinate through our distribution business the procurement and distribution of a broad catalog of O&P parts, componentry and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through one of our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania and Texas.  The other business in our Product & Services segment is our rehabilitative solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,300 skilled nursing, long-term care and other sub-acute rehabilitation facilities throughout the United States.

For the years ended December 31, 2014, 2013 and 2012, our net revenues were $1.01 billion, $975.8 million and $923.5 million, respectively.  We recorded (loss) income from continuing operations of $(3.0) million, $45.9 million and $48.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the percentage of net revenues derived from each of our two operating segments:

	For the Years Ended December 31,
	2014	2013	2012
Patient Care	82.7%	82.3%	81.5%
Products & Services	17.3%	17.7%	18.5%

See Note S — “Segment and Related Information” to our Consolidated Financial Statements contained in this Annual Report on Form 10-K for further financial information about our segments.

Industry Overview

We estimate that approximately $4.0 billion is spent in the United States each year for prescription-based O&P products and services through O&P clinics.  Orthotic devices, or “orthoses” are externally applied devices used to modify the structural and functional characteristics of the neuromuscular and skeletal system.  These devices typically are provided to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints; injuries from sports; or conditions such as cerebral palsy, scoliosis and stroke.  Prosthetic devices, or “prostheses” are artificial devices that replace a missing limb or portion of a limb.  These devices are normally provided to patients with amputated or congenitally absent limbs to replace the function and appearance of a limb so that patients can resume activities of daily living and work.  The most prevalent causes for amputations are from complications due to diabetes, trauma associated with accidents or physical injury, tumors and infection.

The industry derives its primary revenue from the evaluation, fabrication and fitting of custom O&P devices to serve patients needing both new and replacement devices.  Additionally, O&P clinics typically provide patients with other non-custom orthotic products, diabetic shoes and inserts and support patients through the repair and adjustment of their devices.

Through our 706 patient care clinics and 115 satellite clinics, we believe our Patient Care segment currently serves approximately 20% of the O&P clinic market by providing a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in the acute, post-acute and clinic settings.

We understand that the next largest provider of O&P services in the United States is the Veterans Administration (the “VA”), which operates 79 O&P clinics on behalf of its covered veteran patients.  In addition to serving veterans through their own facilities, in certain markets the VA is also a client of Hanger Clinic.  Approximately 7% of our Hanger Clinic revenue is derived from services provided to veteran patients through contracts with the VA.

The balance of the O&P patient care market is highly fragmented and is typically characterized by regional and local independent O&P businesses.  We estimate that our top ten competitors have an average of approximately 25 clinics each, with the smallest having 16 and the largest having 36 clinics.  The remainder of the market is served by individual practitioners and smaller regional or market-based firms with approximately 10 or fewer clinics.  Based on this, we do not believe that any single competitor accounts for more than 2% of the nation’s total estimated O&P clinic revenues and that our top ten competitors have an average of less than 1% of the market each.

We anticipate that the demand for O&P services will continue to grow as the nation’s population increases, and as a result of several trends, including the aging of the U.S. population, there will be an increase in the prevalence of disease associated disability and the demand for new and advanced devices.  We believe the typical replacement time for prosthetic devices is three to five years, while the typical replacement time for orthotic devices varies, depending on the device.

We estimate that approximately $1.6 billion is spent in the United States each year by providers of O&P patient care services for the O&P products, components, devices and supplies used in their businesses.  Our Products & Services segment distributes O&P products, components, devices and supplies to independent providers of O&P services and to our own patient care clinics.  We estimate that our distribution sales account for approximately 7% of the market for O&P products, components, devices and supplies (excluding sales to the Company’s Patient Care segment).

We estimate the market for rehabilitation technologies, integrated clinical programs and therapist training in skilled nursing facilities (“SNFs”) to be approximately $150 million annually.  We currently provide these products and services to approximately 30% of the estimated 15,000 SNFs located in the U.S.  We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $400 million annually.  We do not currently provide a meaningful amount of products and services to this broader market.

Business Strategy

Our goal is to be the provider of choice for patients, referring physicians and customers seeking products and services that enhance human physical capabilities.  Our strategy is to pursue the creation of an integrated rehabilitative solutions model that will have a strong focus in custom O&P and immediately adjacent markets to provide our patients and customers with a spectrum of services that address their individual needs.  To foster growth and gain further market share, we intend to focus on initiatives that will differentiate Hanger from our competitors.

Government led health care reform is driving significant changes to our business environment, with focus on lowering health care costs while improving patient outcomes and satisfaction.  As a result, our strategy is focused on enhancing the quality of care to elevate patient satisfaction, investing in processes and technologies to measure and report on patient outcomes and satisfaction and further increasing our profile with referring health care providers and payors.  In addition, we are committed to reducing the cost of this care by undertaking several initiatives that include establishing device standards that provide the highest function, durability and comfort at the lowest cost, reconfiguring our supply chain and fabrication processes, streamlining internal administrative processes and reducing back-office functions performed within patient care clinic locations.

Business Description

Patient Care

Our Patient Care segment is currently primarily comprised of Hanger Clinic, which specializes in the patient evaluation, fabrication, fitting and delivery of O&P devices through our nationwide patient care clinic locations.  We are a leading nationwide owner and operator of O&P patient care clinics, providing O&P products and services through 706 patient care clinics and 115 satellite locations in 45 states and the District of Columbia as of December 2016.  To provide these medical products and services, we employ approximately 1,500 clinical prosthetists, orthotists and pedorthists, which we refer to as clinicians.  Through this segment, we additionally provide network contracting services to independent providers of O&P through our “Linkia” business.

In 2014 and prior years, to complement and enhance our O&P business, we additionally provided certain non-custom orthotics directly to hospital systems and other provider settings through our CARES patient care services unit (“CARES”) and Dosteon product group (“Dosteon”).  We completed the exit of our Dosteon businesses with the sale of the businesses in the first half of 2015.  The operating results and cash flows of Dosteon have been presented separately as discontinued operations in the consolidated financial statements.  We completed the exit of our CARES business through the closure of these operations during 2015.

Patients are typically referred to Hanger Clinic by an attending physician who determines a patient’s treatment and writes a prescription.  Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient’s needs.  When providing prostheses, we design, fabricate, fit and maintain custom-made artificial limbs for patients who are without limbs as a result of traumatic injuries, vascular diseases, diabetes, cancer or congenital disorders.  O&P devices are increasingly technologically advanced and custom designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process and lower the cost of rehabilitation.  When providing custom orthoses, we design, fabricate, fit and maintain a wide range of custom-made braces and other devices (such as spinal, knee and sports medicine braces) that provide external support to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities or joints and injuries from sports or other activities.  We also provide and fit non-custom, including “off the shelf” orthoses to patients with similar, though typically less severe, disorders, ailments and injuries.

Based on the prescription written by a referring physician, our clinicians examine and evaluate the patient and either design a custom device or, in the case of certain orthotic needs, utilize a non-custom device, including in appropriate circumstances an “off the shelf” device, to address the patient’s needs.  When fabricating a device, our clinicians ascertain the specific requirements, componentry and measurements necessary for the construction of the device.  Custom devices are constructed using componentry provided by a variety of third party manufacturers who specialize in O&P, coupled with sockets and other elements that are fabricated by the Company’s clinicians and technicians, to meet the individual patient’s physical and ambulatory needs.  The Company’s clinicians and technicians typically utilize castings, electronic scans and other techniques to fabricate items that are specialized for the patient.  After fabricating the device, a fitting process is undertaken and adjustments are made to ensure the achievement of proper alignment, fit and patient comfort.  The fitting process often involves several stages to successfully achieve desired functional and cosmetic results.

Given the differing physical weight and size characteristics, location of injury or amputation, capability for physical activity and mobility, cosmetic and other needs of each individual patient, each fabricated prosthesis and orthosis is customized for each particular patient.  These custom devices are usually fabricated at one of our regional or national fabrication facilities.

Substantially all of our approximately 1,500 clinicians employed through Hanger Clinic are certified by either the American Board for Certification (“ABC”) or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians.  To facilitate timely service to our patients, we also employ technicians, fitters and other ancillary providers to assist its clinicians in the performance of their duties.

We have earned a reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.  Frequently, our proprietary Insignia scanning system is used in the fabrication process to measure and design devices.  The Insignia system scans the patient and produces an accurate computer generated image, resulting in a faster turnaround for the patient’s device and a more professional overall experience.

Our patient care clinics are typically managed by one of our clinicians.  Our patient care clinics also employ technical personnel who assist in the provision of services to patients and who fabricate various O&P devices, as well as office administrators who schedule patient visits, obtain approvals from payors and bill and collect for services rendered.  In recent years, we have established a centralized revenue cycle management organization that assists our clinics in pre-authorization, patient eligibility, denial management, collections, payor audit coordination and other accounts receivable processes.

The principal reimbursement sources for our services are:

•                  Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, Health Management Organizations (“HMOs”), Preferred Provider Organizations (“PPOs”), hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators and similar sources;

•                  Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with ten regional pricing areas for prosthetics and orthotics and by state for Durable Medical Equipment (“DME”);

•                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons based upon financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•                  U.S. Department of Veterans Affairs.

We typically enter into contracts with third party payors that allow us to perform O&P services for a referred patient and to be paid under the contract with the third party payor.  These contracts usually have a stated term of one to three years.  These contracts generally may be terminated without cause by either party on 60 to 90 days’ notice or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements or other regulatory requirements.  Reimbursement for services is typically based on a fee schedule negotiated with the third party payor that reflects various factors, including market conditions, geographic area and number of persons covered.  Many of our commercial contracts are indexed to the commensurate Medicare fee schedule that relates to the products or services being provided.

Government reimbursement, comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately, 50.9%, 50.9% and 49.1% of our cash collections in 2014, 2013 and 2012, respectively.  These payors set maximum reimbursement levels for O&P services and products.  Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment.  The CPI-U is adjusted further by an efficiency factor (the “Productivity Adjustment” or the “Multi-Factor Productivity Adjustment”) in order to determine the final rate adjustment each year.  The Medicare price adjustments for 2016, 2015, 2014, 2013 and 2012 were (0.4%), 1.5%, 1.0%, 0.8% and 2.4%, respectively.  There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

Hanger, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing or (“CERT”) audits, Medicare Administrative Contractor (“MAC”) audits and Zone Program Integrity Contractor (“ZPIC”) audits.  MAC audits are generally pre-payment audits, while RAC, CERT and ZPIC audits are generally post-payment audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to five years.

Products & Services

Our Products & Services segment was established in the first quarter of 2013 through the combination of our previously reported Distribution segment and Therapeutic Solutions segment.  Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc., we distribute O&P components both to independent customers and to our own clinics in the Patient Care segment.  Southern Prosthetic Supply, Inc. purchases, warehouses and distributes over 26,000 individual products from more than 375 different manufacturers.  By locating warehousing and distribution facilities in Nevada, Georgia, Illinois, Pennsylvania and Texas, we are able to deliver products to the vast majority of our distribution customers in the United States within two business days.  Through its SureFit subsidiary, Southern Prosthetic Supply, Inc. also manufactures and sells therapeutic footwear for diabetic patients in the podiatric market, and through its National Labs subsidiary it is a fabricator of O&P devices both for our patient care clinics and those of our competitors.

Our distribution business enables us to:

•                  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

•                  better manage our patient care clinic inventory levels and improve inventory turns;

•                  improve inventory quality control;

•                  encourage our patient care clinics to use the most clinically appropriate products; and

•                  coordinate new product development efforts with key vendors.

Through our wholly-owned subsidiary, Accelerated Care Plus Corp. (“ACP”), our rehabilitative solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to rehabilitation providers.  Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and ongoing therapist education and training.  Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.  We serve more than 4,300 skilled nursing, long-term care and other sub-acute rehabilitation facilities nationwide.

Competition

The O&P services industry is highly fragmented, consisting mainly of smaller regional and local firms.  We estimate that our top ten competitors have an average of approximately 25 clinics each, with the smallest having 16 clinics each and the largest having 36 clinics each.  The balance of the market is served by individual practitioners and smaller regional or market-based firms with approximately 10 or fewer clinics.  Based on this, we do not believe that any single competitor accounts for more than 2% of the nation’s total estimated O&P clinic revenues and that our top ten competitors have an average of less than 1% of the market each.

The business of providing O&P patient care services is highly competitive in the markets in which we operate.  In the prosthetic business, we compete with numerous small independent O&P providers for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis.  In the orthotic business, we compete with other patient care service providers, including device manufacturers that have independent sales forces, on the basis of quality and timeliness of patient care, location of patient care clinics and pricing for services.

Although we serve a significant portion of the O&P patient care market, referral decisions made by surgeons, physicians and other medical providers are generally made on a local basis, based on their individual evaluation of the relative quality of care provided by our Company and its local market competitors.  Therefore, our national scale may not provide a competitive advantage in any particular market in which we operate.

We also compete with independent O&P providers for the retention and recruitment of qualified O&P clinicians.  In some markets, the demand for clinicians exceeds the supply of qualified personnel.

Our Products & Services segment competes with other distributors, manufacturers who sell their products directly and providers of equipment and services on a regional and national basis that have similar sales forces and products.  Some of our distributor competitors are also dedicated to the O&P industry, but many others are large medical product distributors who also distribute O&P products, particularly orthotic products.

Competitive Strengths

We believe that the combination of the following competitive strengths will help us to grow our businesses by increasing our net revenues, net income and market share:

•                  Leading market position both in the O&P market place and in the post-acute rehabilitation markets;

•                  National scale of operations, which better enables us to:

•                  establish our brand name and generate economies of scale;

•                  identify and implement best practices throughout the Company;

•                  collect, aggregate and publish our statistically significant clinical outcomes and patient satisfaction data and metrics;

•                  offer a single network solution to national and regional managed care entities;

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

•                  access prefabricated and finished O&P products;

•                  promote the usage by our patient care clinics of clinically appropriate products that also enhance our profit margins; and

•                  expand the non-Company client base of the distribution business in our Products & Services segment;

•                  Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•                  History of integrating small and medium sized O&P business acquisitions, including 139 O&P businesses since 1997, representing over 365 patient care clinics;

•                  Highly trained clinicians, whom we provide with the highest level of continuing education and training through programs designed to inform them of the latest technological developments in the O&P industry;

•                  Experienced and committed management team; and

•                  Beneficial government relations efforts which enables us to educate legislators on the medical benefits and cost effectiveness of O&P services.

Suppliers

We purchase prefabricated O&P devices, components and materials from hundreds of suppliers across the country, which are utilized by our clinicians and technicians in the fabrication of O&P products.  These devices, components and materials are used in the products we offer in our patient care clinics throughout the United States.  Our Products & Services segment purchases, warehouses and distributes over 26,000 individual products from more than 375 different manufacturers.  As of December 31, 2014, only four of our third party suppliers accounted for more than 5% of our total annual purchases.

Sales and Marketing

In our Patient Care segment, primarily through their interaction with and provision of prosthetic or orthotic services to the patients of referring surgeons, physicians and other providers, our individual clinicians in local patient care clinics historically have conducted our sales and marketing efforts.  Due primarily to the fragmented nature of the O&P industry, the success of a particular patient care clinic has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities.

To augment the efforts of the business segment personnel, we have developed a centralized sales and marketing department, whose efforts target the following:

•                  Marketing and Public Relations.  Our objective is to increase the visibility of the “Hanger” name by building relationships with major referral sources through activities such as co-branding of products and co-sponsorship of sporting events.  We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•                  Business Development.  We have dedicated personnel in most of our operating regions who are responsible for arranging seminars, clinics and forums to educate and consult with patients and to increase the local community’s awareness of the “Hanger” name.  These business development managers also meet with local referral and contract sources to help our clinicians develop new relationships in their markets.

•                  Insurance Contracts.  Our specialty health care company, Linkia, works with national insurance companies to help manage their O&P networks.  Linkia is a network management organization dedicated solely to the O&P industry to improve the interface between payors and O&P providers by simplifying network management and administration, in-depth industry expertise and scalability to payers.

Marketing of our services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogs and exhibits at industry and medical meetings and conventions.  We use directed marketing to segments of the health care industry, such as orthopedic surgeons, physical and occupational therapists, patient care managers and podiatrists, by providing specialized catalogs focused on their medical specialty.

In our Products & Services segment, we employ dedicated sales professionals that generally are responsible for a geographic region or specific product line.

Acquisition Strategy

Our strategy is to achieve long-term growth through disciplined diversification of our revenue streams including geographic expansion or the broadening of our continuum of care through acquisitions.  One of the primary drivers in executing our acquisition strategy is expanding our ability to serve new patients in new geographic markets.

Once an acquisition is consummated, we integrate and, where appropriate, centralize certain key functions including IT, marketing, sales, finance and administration to ensure that we can optimize cross-selling opportunities and realize cost efficiencies.

In some of our historical acquisitions, in addition to cash paid at closing, the purchase price has included unsecured subordinated promissory notes (“Seller Notes”) and contingent consideration terms (“earn-outs”) associated with the achievement of certain designated collection targets for the acquired business.  Earn-outs can be used to compromise between our valuation and seller’s expectations regarding purchase price, while providing protection from our overpayment if historical collections are not an accurate indicator of post-closing financial performance of the acquired business.

Our evaluation of the acquired business is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service and product offerings, as well as our experience and judgment.  Our acquisition strategy is focused on acquiring the expertise of an assembled workforce to continue to build upon the core capabilities of our strategic business platforms and agency brands through the expansion of our service area or service capabilities to better serve our clients.

Acquisition Activity

In 2014, we acquired twelve O&P businesses with approximately $50.9 million in annualized revenue, operating a total of 37 patient care clinics located in eleven states.  We also acquired one distribution center.  The aggregate purchase price for these businesses was approximately $52.7 million, including approximately $38.1 million in cash and approximately $14.0 million in Seller Notes and $0.6 million of working capital adjustments and contingent consideration.  We allocated the purchase price for 2014 acquisitions to the individual net assets acquired and liabilities assumed.  The excess of purchase price over the aggregate fair values of the net assets acquired and liabilities assumed was recorded as goodwill.  We incurred approximately $1.2 million of legal costs and other acquisition related expenses in connection with our 2014 acquisitions.  Acquisition related expenses are included within “General and administrative expenses” in our consolidated statements of operations and comprehensive (loss) income in the period incurred.

In 2013, we acquired nine O&P companies with approximately $19.6 million in annualized revenue, operating a total of 22 patient care clinics located in eight states and the District of Columbia.  The aggregate purchase price for these O&P businesses was approximately $13.3 million, including approximately $10.0 million in net cash and approximately $2.3 million in Seller Notes and $1.0 million of contingent consideration and working capital adjustments.  We allocated the purchase price for 2013 acquisitions to the individual assets acquired and liabilities assumed.  The excess of purchase price over the aggregate fair values of the net assets acquired and liabilities assumed was recorded as goodwill.  We incurred approximately $0.9 million of legal costs and other related acquisition expenses relating to our 2013 acquisitions.  Acquisition related expenses are included within “General and administrative expenses” in our consolidated statements of operations and comprehensive (loss) income in the period incurred.

Subsequent to December 31, 2014, the Company acquired three O&P companies for an aggregate purchase price of $15.4 million.  As of February 17, 2015, the Company temporarily suspended acquisitions to focus its attention on the restatement of previously issued consolidated financial statements.

Government Regulation

The operations of our business are subject to a variety of federal, state and local governmental regulations.  We make every effort to comply with all applicable regulations through compliance programs, policies and procedures, manuals and personnel training.  Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times.  Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and financial results.

Fraud and Abuse.  Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, False Claims Act liability (discussed below), imprisonment and exclusion from participation in federal health care programs, including Medicare, Medicaid, U.S. Department of Veterans Affairs health programs and the Department of Defense’s TRICARE program, formerly known as CHAMPUS.  These laws, which include but are not limited to federal and state anti-kickback laws, false claims laws, physician self-referral laws and federal criminal health care fraud laws, are discussed in further detail below.  We believe our billing practices, operations and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements.  However, we cannot assure that such requirements will always be interpreted by a governmental authority in a manner consistent with our interpretation and application.  The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations with and/or refund payments to the government.  Such refunds could be significant and could also lead to the imposition of significant penalties.  Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management’s attention from the operation of our business.  Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

Anti-kickback Laws.  Our operations are subject to federal and state anti-kickback laws.  The federal Anti-kickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration in any form (including any kickback, bribe or rebate) in return for, or to induce, the referral of persons eligible for benefits under a federal health care program (including Medicare, Medicaid, the U.S. Department of Veterans Affairs health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal health care program.  Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of the remuneration is to induce referrals or other business.

Recognizing that the Anti-kickback Statute is broad and may technically prohibit beneficial commercial arrangements, the Office of Inspector General of the Department of Health and Human Services has developed regulations addressing certain business arrangements that will offer protection from scrutiny under the Anti-kickback Statute.  These “Safe Harbors” describe activities which may be protected from prosecution under the Anti-kickback Statute, provided that they meet all of the requirements of the applicable Safe Harbor regulation.  For example, the Safe Harbors cover activities such as offering discounts to health care providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal health care program, so long as the discount is properly disclosed and appropriately reflected in any claims or charges.

Failure to qualify for Safe Harbor protection does not automatically mean that an arrangement is illegal.  Rather, the facts and circumstances of the arrangement must be analyzed to determine whether there is improper intent to pay or receive remuneration in return for referrals.  Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities.  In addition, some states have anti-kickback laws that vary in scope and may apply regardless of whether a federal health care program is involved.

Our operations and business arrangements include, for example, discount programs or other financial arrangements with individuals and entities, such as lease arrangements with hospitals and certain participation agreements.  Therefore, our operations and business arrangements are required to comply with the anti-kickback laws.  Although our business arrangements and operations may not always satisfy all the criteria of a Safe Harbor, we believe that our operations are in material compliance with federal and state anti-kickback statutes.  Nonetheless, we cannot ensure that the government’s interpretation of a Safe Harbor provision will always be consistent with our own, and our arrangements may be subject to scrutiny under anti-kickback laws.  Noncompliance with such laws can result in a number of enforcement actions, including the imposition of civil monetary penalties and exclusion from federal health care programs.

Medical Device Regulation.  We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“FDCA”) and accompanying regulations.  With the exception of two products which have been cleared for marketing as prescription medical devices under section 510(k) of the FDCA, we believe that the products we distribute, including O&P medical devices, accessories and components, are not Class III devices and thus are exempt from the FDA’s regulations for pre-market clearance or approval requirements and from most requirements relating to quality system regulation (except for certain record keeping and complaint handling requirements).  We are required to adhere to regulations for medical devices regarding adverse event reporting, establishment registration and product listing, and we are subject to inspection by the FDA for compliance with all applicable requirements.  Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission.  Our medical device operations are subject to inspection by the FDA for compliance with applicable FDA requirements, and the FDA has in the past raised compliance concerns in connection with these investigations.  We have addressed these concerns and believe we are in compliance with applicable FDA requirements, but we cannot assure that we will be found to be in compliance at all times.  Non-compliance could result in a variety of civil and/or criminal enforcement actions, including issuance of a Warning Letter, seizure, examination and inspection of our products and a civil injunction or criminal prosecution, which could have a material adverse effect on our business and results of operations.

Physician Self-Referral Laws.  We are also subject to federal and state physician self-referral laws.  With certain exceptions, the federal Medicare physician self-referral law (the “Stark Law”) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for “designated health services”—including DME and supplies, and prosthetic and orthotic devices and supplies—if the physician or the physician’s immediate family member has a financial relationship with the entity.  A financial relationship includes both ownership or investment interests and compensation arrangements.  An entity that furnishes designated health services pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such designated health services.  Penalties for violating the Stark Law include denial of payment for the service, an obligation to refund any payments received, civil monetary penalties, potential False Claims Act litigation and the possibility of being excluded from the Medicare or Medicaid programs.

Despite the general prohibition on such physician financial relationships, the Stark Law does provide a number of exceptions from liability.  For example, with respect to ownership/investment interests, there is an exception under the Stark Law for referrals made to a publicly traded entity in which the physician or the physician’s immediate family member has an investment interest if the entity’s shares are generally available to the public at the time of the designated health service referral, and are traded on certain exchanges, including among others the New York Stock Exchange (“NYSE”) as well as over-the-counter quotation systems including the OTC Markets Group, Inc. (“OTC”) and/or the investment entity had shareholders’ equity exceeding $75.0 million for its most recent fiscal year or as an average during the three previous fiscal years.  We meet these tests and, therefore, believe that referrals from physicians who have ownership interests in our stock, or whose immediate family members have ownership interests in our stock, should not result in liability under the Stark Law.

With respect to compensation arrangements, there are exceptions under the Stark Law that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with health care entities to which they refer patients for designated health services.  All of the elements of a Stark Law exception must be met in order for the exception to apply.  Further, unlike the Anti-kickback Statute, under the Stark Law liability can result without specific intent to induce referrals.  We believe that our compensation arrangements with physicians comply with the Stark Law, either because the physician’s relationship fits fully within a Stark Law exception or because the physician does not generate prohibited referrals.  If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to sanctions under the Stark Law and applicable state self-referral laws, including false claims liability, potential exclusion and imposition of civil monetary penalties.  State self-referral laws may extend the prohibitions of the Stark Law to Medicaid beneficiaries, and there are some indications that the federal government may similarly expand the reach of the law.

False Claims Laws.  We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information.  Each of our patient care clinics is responsible for the preparation and submission of reimbursement claims to third party payors for items and services furnished to patients.  In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products.  Also, prosecutors and so-called “qui tam” relators (whistleblowers) may claim that a regulatory violation or wrongfully-retained overpayment may be the basis of False Claims Act litigation.  Successful relators can receive a share of the recovery in a False Claims Act case ranging from 15% to 30%, depending on whether the government “intervenes” in the case.  Penalties in a False Claims Act case may include double or triple damages plus penalties ranging from $10,781 to $21,563 per claim.  These penalties are nearly double what they were in prior years.  While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent or for items or services not provided as claimed, we may face liability for presenting or causing to be presented such claims.

Certification and Licensure.  Our clinicians and/or certain operating units may be subject to certification or licensure requirements under the laws of some states.  Most states do not require separate licensure for clinicians.  However, several states currently require clinicians to be certified by an organization such as the ABC.  The ABC conducts a certification program for clinicians and an accreditation program for patient care clinics.  The minimum requirements for new certified clinicians are a college degree, completion of an accredited master’s degree program, one to four years of residency at a patient care clinic under the supervision of a certified clinician and successful completion of certain examinations.  Minimum requirements for an accredited patient care clinic include the presence of a certified clinician and specific plant and equipment requirements.

While we endeavor to comply with all state licensure requirements, we cannot assure that we will be in compliance at all times with these requirements, or how they may be interpreted or re-interpreted by the various state and local agencies.  Failure to comply with state licensure requirements could result in suspension or termination of licensure, civil penalties, termination of our Medicare and Medicaid agreements, and repayment of amounts received from Medicare and Medicaid for services and supplies furnished by an unlicensed individual or entity.

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

These laws may apply to certain of our operations.  As noted above, we have established various types of discount programs and other financial arrangements with individuals and entities.  We also bill third party payors and other entities for items and services provided at our patient care clinics.  While we endeavor to ensure that our discount programs and other financial arrangements and billing practices comply with applicable laws, such programs, arrangements and billing practices could be subject to scrutiny and challenge under HIPAA.

Confidentiality and Privacy Laws.  The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as “protected health information”) by health plans, health care clearinghouses and health care providers that transmit health information electronically in connection with certain standard transactions (“Covered Entities”).  HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications.  In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements (the “transactions/code sets standards”).  HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use protected health information for commercial advantage, criminal penalties.  Certain agents of Covered Entities (“business associates”) also have HIPAA responsibilities and liabilities.  We both have business associates and are business associates to other Covered Entities.  We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications.  The new requirements have had a significant effect on the manner in which we handle health data and communicate with payors.

In addition, state confidentiality and privacy laws may impose civil and/or criminal penalties for certain unauthorized or other uses or disclosures of protected health information.  We are also subject to these laws.  While we endeavor to assure that our operations comply with applicable laws governing the confidentiality and privacy of health information, we could face liability in the event of a use or disclosure of health information in violation of one or more of these laws.

Personnel and Training

None of our employees are subject to a collective bargaining agreement.  We believe that we have satisfactory relationships with our employees and strive to maintain these relationships by offering competitive benefit packages, training programs and opportunities for advancement.  We have approximately 4,900 employees of which approximately 1,500 are clinicians.

We provide a series of ongoing training programs to improve the professional knowledge of our clinicians.  For example, we have an annual education fair that is attended by approximately 925 of our clinicians, leaders and other employees.  This annual meeting consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, business courses and other courses that allow the clinicians to fulfill their ongoing continuing education requirements.

Insurance

We currently maintain insurance coverage for professional liability, product liability, general liability, directors’ and officers’ liability, workers’ compensation, executive protection, property damage and other lines of insurance.  Our general liability insurance coverage is $1 million per occurrence, with a $25 million umbrella insurance policy.  The coverage for professional liability, product liability and workers’ compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience.  Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount.

Our Website

Our website is http://www.hanger.com.  We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (i.e. Forms 3, 4 and 5), proxy statements and other documents as required by applicable law and regulations as soon as reasonably practicable after electronically filing such reports with the SEC at http://www.sec.gov.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee and Quality and Technology Committee of our Board of Directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial and accounting officers; as well as our Corporate Governance Guidelines.  Information contained on our website is not part of this report.

ITEM 1A.          RISK FACTORS

Set forth below are certain risk factors that could adversely affect our business, results of operations and financial condition.  You should carefully read the following risk factors, together with the consolidated financial statements, related notes and other information contained herein elsewhere in this Annual Report on Form 10-K.  This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties.  Please read the cautionary notice regarding forward-looking statements in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in connection with your consideration of the risk factors and other important factors that may affect future results described below.

The restatement of our previously issued consolidated financial statements has been time-consuming and expensive and could expose us to additional risks that would adversely affect our financial position, results of operations and cash flows as well as investor confidence in our Company and, as a result, the value of our common stock.

As described in the section entitled “Explanatory Note” preceding Part I, Item I and in “Note B — Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements contained in this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, as well as each of the first two quarters of 2014 and each of the quarters in fiscal year 2013.  We have also restated our financial results for the fiscal years ended December 31, 2011 and 2010 (each unaudited), as summarized in Item 6.  “Selected Financial Data.”  The restatement has been time-consuming and expensive and could expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows as well as investor confidence in our Company and, as a result, the value of our common stock.

In particular, we have incurred, and continue to incur, significant expense, including audit, legal, consulting and other professional fees, as well as fees related to the amendment of our Credit Agreement dated as of June 17, 2013 (as amended from time to time, the “Credit Agreement”) and the Indenture dated as of November 2, 2010 governing our previously issued Senior Notes due 2018, in connection with the restatement and the ongoing remediation of material weaknesses in our internal control over financial reporting.  We have taken a number of steps that we have deemed appropriate and reasonable to strengthen our accounting function and reduce the risk of future restatements, including adding internal personnel and hiring outside consultants, as described in more detail in Item 9A.  “Controls and Procedures” contained this Annual Report on Form 10-K.  To the extent these steps are not successful, we may need to incur additional time and expense to address accounting issues that could arise in the future.  Our management’s attention has also been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the ongoing remediation of material weaknesses in our internal controls.

In addition, we may be the subject of negative publicity and lack of confidence in our business as a result of the Restatement and related matters, and may be adversely impacted by negative reactions from our shareholders, creditors, customers, suppliers, referral sources or other constituents important to our business.  This negative publicity may impact our ability to attract and retain customers, employees and vendors.  The occurrence of any of the foregoing could harm our business and reputation and adversely affect our financial position, results of operations and cash flows.

We are also subject to claims, investigations and proceedings arising out of the misstatements contained in our previously issued financial statements.  For additional information regarding this litigation, see Item 3.  “Legal Proceedings” contained in this Annual Report on Form 10-K.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), and is required to evaluate the effectiveness of these controls and procedures on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management has identified numerous material weaknesses that existed as of December 31, 2014, including material weaknesses relating to the ineffectiveness of the control environment.  See Item 9A.  “Controls and Procedures” of this Annual Report on Form 10-K.  As a result of these material weaknesses, our management concluded that our internal controls and procedures were not effective as of December 31, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  We are actively engaged in developing and implementing remedial measures designed to address these material weaknesses.  Our remedial measures are not complete and are ongoing.  Although we are working to remedy the ineffectiveness of the our internal control over financial reporting, there can be no assurance as to when the remedial measures will be fully developed, the timing and effectiveness of our implementation of such remedial measures or the aggregate cost of implementation.  Until our remedial measures are fully implemented, our management will continue to devote significant time and attention to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remedial measures are inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain misstatements that will be undetected.  If we are unable to report our results in a timely and accurate manner, then we may not be able to comply with the applicable covenants in our credit agreements, and may be required to seek additional amendments or waivers under these credit agreements, which could adversely impact our liquidity and financial condition.  Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements.  Any new misstatement could result in a further restatement of our consolidated financial statements, cause us to fail to meet timely our periodic reporting obligations with the SEC, cause us to violate debt covenants, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in the value of our common stock.  We cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

Furthermore, as we grow our business, our disclosure controls and internal controls over financial reporting will become more complex, and we may require significantly more resources to ensure the effectiveness of these controls.  If we are unable to continue upgrading our internal controls, reporting systems and IT in a timely and effective fashion, then we may require additional management time and attention and other resources to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to public companies, which could adversely affect our business, financial position and results of operations.

The restatement of our previously issued financial results has resulted in private litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

We are subject to stockholder derivative litigation relating to certain of our previous public disclosures.  For additional discussion of this litigation, see Item 3.  “Legal Proceedings” contained in this Annual Report on Form 10-K.  Our management has been and may be required in the future to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation.  While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense.

The existence of the litigation may have an adverse effect on our reputation with referral sources and our patients themselves, which could have an adverse effect on our results of operations and financial condition.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, impacts our ability to obtain alternative financing and could have negative consequences under the terms of our existing credit agreements.

We have not made timely periodic reporting filings with the SEC since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.  In particular, we did not file this Annual Report on Form 10-K for the year ended December 31, 2014 within the time frame required by the SEC.  We also have not yet filed our Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 or any Quarterly Reports on Form 10-Q for 2015 or 2016.  As a result of our late SEC filings, we are limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

We entered into the Fifth Amendment and Waiver, effective as of August 1, 2016, with respect to our Credit Agreement (the “Fifth Amendment and Waiver”), which waives defaults and events of default under the Credit Agreement and also modifies certain of the terms and covenants contained in the Credit Agreement, including increasing the applicable interest rates, with some of the modifications terminating at such time as we meet various conditions.  Also on August 1, 2016, we entered a Term B Credit Agreement that provides for a $280 million senior unsecured term loan facility under which all outstanding principal is due at maturity on August 1, 2019 (the “Term B Credit Agreement”) and all borrowings bear interest at a fixed rate per annum equal to 11.50% payable quarterly in arrears.

If we fail to comply with the terms of our Credit Agreement as amended by the Fifth Amendment and Waiver or the terms of our Term B Credit Agreement, which include financial ratios and obligations to provide audited financial statements for years ended December 31, 2016 and 2015 by August 15, 2017, or we are unsuccessful at further amending or waiving the Credit Agreement when the existing amendments and waivers expire (if such further amendment and waivers become necessary), then we may be subject to numerous penalties, including but not limited to the acceleration of all of our debt outstanding pursuant to the Credit Agreement and the Term B Credit Agreement.  In the event that the debt was to be accelerated, then we may need to seek alternative financing to satisfy our financial obligations.  This alternative financing may not be available to us on terms that are favorable to us, or at all.

We have substantial indebtedness, and our failure to comply with the covenants and payment requirements of that indebtedness may subject us to increased interest expenses, lender consent and amendment costs or adverse financial consequences.

As of December 31, 2014, we had approximately $529.0 million in indebtedness.  That indebtedness was comprised of approximately $283.8 million of borrowings under our Credit Agreement and $200.0 million aggregate principal amount of our then outstanding Senior Notes due 2018.  As of December 31, 2016, we had approximately $482.1 million in indebtedness.  This current level of indebtedness is comprised of approximately $180.0 million of borrowings under our Credit Agreement and approximately $280.0 million of borrowings under our Term B Credit Agreement.  Under these credit agreements, we are required to comply with certain financial covenants and other provisions.  In addition to other requirements, these provisions include requirements that we timely prepare our financial statements and timely receive audits on our annual financial statements, meet certain financial ratio requirements and timely pay interest and principal when due.  Due to our material weaknesses and other factors, we have not been able to timely file our financial statements since June 30, 2014.  Additionally, we have failed in our compliance with certain of our financial covenants.  These failures on our part have resulted in defaults under our debt agreements.  To remedy these defaults, we have had to provide lenders with consent and amendment fees, have experienced increasing constraints on our ability to borrow under our debt agreements, have been required to pay higher interest costs and have been required to adhere to increased restrictions on the use of the funds we borrow.  To the extent that we fail to meet our financial statement requirements in future periods, our operating trends do not enable us to meet our financial covenant requirements, we are unable to pay interest or principal when due or we are unable to meet other covenants and requirements contained within our credit agreements, we may default under one or both of our credit agreements.  A default under one or both of these agreements could result in further increases in consent or amendment fees to lenders, further increases in interest costs, the imposition of additional constraints on borrowing by our lenders or potentially more serious liquidity constraints and adverse financial consequences, including reductions in the value of the our common stock or the necessity of seeking protection from creditors under bankruptcy laws.

Additionally, our current credit agreements include variable interest rates.  In the event that interest rates rise, we will be required to pay greater interest expenses, which will have an adverse effect on our net income from operations and financial condition.

To remedy issues we may encounter with meeting our debt obligations, or for other purposes, we may find it necessary to seek further refinancing of our indebtedness, and may do so with debt instruments that are more costly than our existing instruments (and which will rank senior to our equity securities), or we may issue additional equity securities which may dilute the ownership interests or value of our existing shareholders.  These actions may decrease the value of our equity securities.

Health care reform has initiated significant changes to the United States health care system and we expect to see further changes in the health care system in the future.

Various health care reform provisions became law upon enactment of the Patient Protection and Affordable Care Act, Pub. L. No. 111-148, on March 23, 2010 (the “Affordable Care Act”).  The reforms contained in the Affordable Care Act have impacted our business.  Continued political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change.  Further changes relating to the health care industry and in health care spending may adversely affect our revenue.  We anticipate that Congress will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system.  We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation on our business.

Changes in government reimbursement levels could adversely affect our Patient Care segment’s net revenue, cash flows and profitability.

We derived 50.9%, 50.9% and 49.1% of our cash collections for the years ended December 31, 2014, 2013 and 2012, respectively, as an approximation of our net revenue from reimbursements for O&P services and products from programs administered by Medicare, Medicaid and the U.S. Department of Veterans Affairs.  Each of these programs set reimbursement levels for the O&P services and products provided under their program.  If these agencies reduce reimbursement levels for O&P services and products in the future, our net revenues could substantially decline.  In addition, the percentage of our net revenues derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations.  Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third party payors are indexed to Medicare reimbursement levels.  Furthermore, the health care industry is experiencing a trend towards cost containment as government and other third party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net revenues.  For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices.

Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas.  Medicare prices are adjusted each year based on the CPI-U unless Congress acts to change or eliminate the adjustment.  The

Medicare price (decreases)/increases for 2016, 2015, and 2014 were (0.4%), 1.5%, and 1.0%, respectively.  The Affordable Care Act changed the Medicare inflation factors applicable to O&P (and other) suppliers.  The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-month period ending with June of the previous year.  Section 3401(m) of the ACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-month period ending with June of the previous year is to be adjusted by the annual change in economy-wide private nonfarm business multifactor productivity (the “MFP Adjustment”).  The MFP Adjustment may result in the percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year.  Although the decrease in the Medicare O&P fee schedule for 2016 is not unprecedented, it is the first time that there has been a decrease since 2011, when the Productivity Adjustment was first introduced following the ACA.  The Centers for Medicare & Medicaid Services (“CMS”) has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates.  See 75 Fed. Reg. 40040, 40122-25 (July 13, 2010).  If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net revenues from Medicare and other payors could be adversely and materially affected.

Alternative models of reimbursement for durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) may also affect our business.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires that Medicare replace the current fee schedule payment methodology for certain DMEPOS items and services with “single payment amounts” determined through a competitive bidding process, and CMS has issued regulations finalizing the methodology for adjusting fee schedule amounts for such items.  See 79 Fed, Reg. 66120, 66123 (November 6, 2014).  The types of DMEPOS subject to competitive bidding under the statute include: oxygen and oxygen equipment; continuous positive airway pressure devices, single and bi-level; standard manual and power wheelchairs, scooters and walkers; Group 2 complex rehabilitative power wheelchairs; hospital beds, commode chairs, patient lifts and seat lifts; support surfaces or pressure reducing mattresses and overlays; enteral nutrients, supplies and equipment; negative pressure wound therapy pumps; infusion pumps; transcutaneous electrical nerve stimulation devices; standard nebulizers; and certain mail-order diabetic testing supplies.  Under the DMEPOS Competitive Bidding Program, suppliers compete to submit bids for selected products, and the Medicare suppliers offering the best price, in addition to meeting applicable quality and financial standards, are awarded contracts to supply the designated products and services to Medicare beneficiaries in specified competitive bidding areas.  Although our product offerings currently subject to competitive bidding do not comprise a significant portion of our business, it is possible that the DMEPOS Competitive Bidding Program may expand to include other types of products we offer, or that other payors will adopt similar models for reimbursement, which may negatively affect our net revenue.

The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in Federal spending, or “sequestration.”  While delayed by the American Taxpayer Relief Act of 2012, President Obama issued a sequestration order on March 1, 2013.  For services provided on or after April 1, 2013, Medicare fee-for-service claim payments, including those for DMEPOS as well as claims under the DMEPOS Competitive Bidding Program, are reduced by 2 percent.  On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015 into law, which provided for two years of increases to discretionary spending to be offset by an additional year of Medicare sequestration, through 2025.  This is a claims payment adjustment with limited impact on us; no permanent reductions in the Medicare DMEPOS fee schedule have been made as a result of sequestration, therefore additional reimbursements from Medicaid, the VA and commercial payors who use the Medicare fee schedule as a basis for reimbursement have not been impacted.

CMS may also develop policies to limit Medicare coverage of specific products and services.  Medical administrative contractors may issue local coverage determinations (“LCD”) that limit coverage for a particular item or service in their jurisdiction only.  This can lead to state-by-state variation in Medicare coverage for some items and services.  Any LCD that negatively impacts orthotic or prosthetic reimbursement would negatively affect our revenue.

Finally, patients may continue to move to Medicare Advantage plans from traditional Medicare plans, which will change the nature of the reimbursement received by us from the traditional Medicare program and negatively affect our net revenue.

If the average rates that commercial payors pay us decline significantly, then it would have a material adverse effect on our net revenues, earnings and cash flows.

We derived approximately 41.4%, 41.4% and 43.2% of our cash collections for the years ended December 31, 2014, 2013 and 2012, respectively, as an approximation of our net revenue from reimbursements for O&P services and products for patients who have commercial payors as their primary payor.  We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on O&P services and products and other factors.  There is no guarantee that commercial payment rates will not be materially lower in the future, particularly given the fluctuations in government reimbursement rates.

We are continuously in the process of negotiating new agreements and renegotiating agreements that are up for renewal with commercial payors, who tend to be aggressive in their negotiations with us.  Sometimes many significant agreements are up for renewal or being renegotiated at the same time.  In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results.  Consolidations in the commercial payor market have significantly increased the negotiating leverage of commercial payors.  Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue.  If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in government reimbursement levels could adversely affect our Product & Services segment’s net revenues, cash flows and profitability.

In addition to the risks to our Patient Care segment businesses discussed previously, changes in government reimbursement levels could also adversely affect the net revenues, cash flows and profitability of the businesses in our Product & Services segment.  In particular, a significant majority of sales at ACP involve devices and related services provided to SNFs and similar businesses.  Reductions in government reimbursement levels to SNFs have caused, and could continue to cause, such SNFs to reduce or cancel their use of ACP’s devices and modalities, negatively impacting net revenues, cash flows and profitability.  For example, in July 2011 CMS announced an across the board reduction of approximately 11% in SNF reimbursement levels, which negatively impacted the demand for ACP’s devices and treatment modalities.  We cannot predict whether any other changes to reimbursement levels will be implemented, or if implemented what form any changes might take.

We depend on reimbursements by third party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

We receive a substantial portion of our payments for health care services on a fee for service basis from third party payors, including Medicare and Medicaid, private insurers and managed care organizations.  We estimate that we have received approximately 92.3%, 92.3% and 92.3% of our net revenues from such third party payors during 2014, 2013 and 2012, respectively.  We estimate that such amounts included approximately 29.4%, 30.5% and 28.7% from Medicare in 2014, 2013 and 2012, respectively, 12.8%, 12.5% and 12.6% from Medicaid programs in 2014, 2013 and 2012, respectively.  In addition, we estimate net revenues from the VA were 8.7%, 7.9% and 7.8% in 2014, 2013 and 2012, respectively.

The reimbursement process is complex and can involve lengthy delays.  Third party payors continue their efforts to control expenditures for health care, including proposals to revise reimbursement policies.  While we recognize revenue when health care services are provided, there can be delays before we receive payment.  In addition, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary or that additional supporting documentation is necessary.  Retroactive adjustments may change amounts realized from third party payors.  Third party payors may require pre-authorizations for certain services and/or devices, which may result in a delay in our ability to provide services or to provide services at all.  Additionally, we may see an increase in bundled payment models, which can result in delays before we receive payment or no payment for certain services at all.

Changes in government reimbursement levels and policies such as those described above may also contribute to uncertainties surrounding the reimbursement process.  We are subject to governmental audits of our reimbursement claims under Medicare, Medicaid, the VA and other governmental programs and may be required to repay these agencies if found that we were incorrectly reimbursed.  Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

We also may not be paid with respect to co-payments and deductibles that are the patient’s financial responsibility.  Many of the plans offered on the state health insurance exchanges have high deductibles and required coinsurance that patients cannot afford to pay.  Amounts not covered by third party payors are the obligations of individual patients from whom we may not receive whole or partial payment.  We also may not receive whole or partial payments from uninsured and underinsured individuals.  In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.

Additionally, employer based plans and other individual plans are increasingly relying on “high deductible” plan designs.  As their participation in health plans with these high deductible designs increases, our patients will face greater financial burdens and participatory costs that may affect their decisions regarding the timing of their replacement of their devices.  Due to cost considerations, they may seek to repair or refurbish their existing devices and delay the purchase of new replacement devices, which will adversely affect our revenues and our profitability.

The risks associated with third party payors, co-payments and deductibles and the inability to monitor and manage accounts receivable successfully could still have a material adverse effect on our business, financial condition and results of operations.  Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.

Due to constraints in the growth of our rates of reimbursement, we may face cost pressures that adversely affect our profitability.

Due to increased pressures on governmental and commercial payors to seek ways of reducing the costs of care, those payors have and may continue to seek ways to reduce growth in the rate of our reimbursement for the services we provide.  This constraint in the rate of growth in reimbursement may adversely affect our profitability as we experience increases in the wages, materials and other costs necessary to the conduct of our business.  These cost increases may adversely affect our profitability and our profit margins.

Given the complexities and demands related to reimbursement, we may fail to adequately provide the staffing and systems necessary to ensure we effectively manage our reimbursement processes.

The nature of our business requires that we are effective in the assessment of patient eligibility, the process of pre-authorization, the recordation and collection of provider documentation, the timely and complete submission of claims for reimbursement, the application of cash receipts to patient accounts, the timely response to payor denials and the conduct of collection activities.  If we fail to provide adequate or qualified staffing, we could incur reductions in the amount of reimbursement we receive for the O&P services that we provide.

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

In recent years we have seen a significant increase in Medicare audits, including RAC audits, CERT audits and MAC prepayment audits.  In addition, ZPICs are responsible for the identification of suspected fraud through medical record review.  We are currently undergoing an expanded ZPIC prepayment and post payment audit in connection with certain products and services provided from our Lake Charles, Louisiana patient care center.  We believe that additional audits, inquiries and investigations will continue to occur from time to time in the ordinary course of our business.  Medicare audits could have a material and adverse effect on our business financial condition and results of operations, particularly if we are unsuccessful at final adjudication.

We are subject to numerous federal, state and local governmental regulations, noncompliance with which could result in significant penalties that could have a material adverse effect on our business.

A failure by us to comply with the numerous federal, state and/or local health care and other governmental regulations to which we are subject, including the regulations discussed under “Government Regulation” in Item 1.  “Business” above, could result in significant penalties and adverse consequences, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business.

Within our Products & Services segment, we provide certain equipment and consultative services to SNFs, who, due to reimbursement pressures, may choose to discontinue our services or seek alternative arrangements for the provision of this equipment.

Approximately $65.6 million of our net revenue in 2014 related to recurring revenues derived from providing therapeutic equipment and related consultative services to SNFs.  SNFs have been experiencing reimbursement pressures which could adversely impact our business with them.  To reduce costs, these facilities could choose to forego our services, or seek alternative arrangements for the provision of the equipment we provide them, thereby reducing our revenue and earnings.

Completing the implementation of NextGen, our comprehensive clinic management system, could interfere with our patient care clinic operations and adversely affect our business, financial condition and results of operations.

We depend on our IT infrastructure to achieve our business objectives.  Beginning in late 2013, we commenced the rollout of a new patient management and electronic health record system in our patient care clinics.  In the third quarter of 2014, we halted the roll-out due to the negative impact the roll-out had on revenue cycle management.  We have revised, updated and reduced the amount of customizations made to the system, which we now refer to as NextGen.  We have also substantially improved our revenue cycle management function, and are currently in the process of completing the roll out of NextGen, and anticipate the rollout to continue through 2018.  Any disruptions, delays or complications in the implementation process, or any deficiencies in the design, operation or expected performance of the NextGen system, could result in higher than expected implementation costs, the diversion of management’s and other employees’ attention from the day-to-day operations of our patient care clinics, including scheduling patient visits, and other disruptions to our patient care business.  Any of these consequences could have an adverse impact on our revenue or costs, billing and related accounts receivable collections, all of which impacts cash flow and could materially and adversely affect our business, financial condition and results of operations.

To address our business needs and weaknesses in financial controls, we will likely be required to upgrade certain of our operational and financial systems in future years.  If we fail in the selection or implementation of such systems, or fail to maintain our existing systems, our business and financial results could be adversely affected.

We are highly dependent on our ability to procure materials and componentry, manage our inventories, support our patient encounters and to otherwise support the administrative requirements associated with our human resource, financial and other needs.  We may not have sufficient financial capacity to implement such systems, or may fail in our selection and implementation of such systems.  The failure to implement systems in a timely manner may adversely affect our ability to establish an effective control environment.  If we are delayed in the implementation of systems, and existing systems are not adequately maintained, we could experience adverse interruptions in our ability to operate, or experience excessive costs associated with the remediation of consequential systems issues.  Additionally, our failure to correctly select and implement systems could cause operational disruptions, delays, duplicative operating costs or other financial burdens which could adversely affect our business and financial condition.

Our products and services face the risk of technological obsolescence, which, if realized, could have a material adverse effect on our business.

The medical device industry is characterized by rapid and significant technological change.  There can be no assurance that third parties will not succeed in developing and marketing technologies, products or services that are more effective than ours or that would render our products and services obsolete or noncompetitive.  Additionally, new surgical procedures and medications could be developed for diabetes, trauma associated with accidents or physical injury, tumors, infection or musculoskeletal disorders of the back, extremities or joints that would replace or reduce the importance of our prosthetic and orthotic products and services.  Accordingly, our success will depend upon our ability to respond to future medical and technological changes that may impact the demand for our prosthetic and orthotic products and services.

Our failure to economically procure necessary components and to conduct timely and effective inventories of the materials and components we use in our business could result in an adverse effect on our business, financial condition and results of operations.

Our business involves the use of materials and componentry we acquire from third party manufacturers.  If manufacturers critical to our business substantially increase the cost of the components they sell to us, then our inability to acquire the necessary materials and components on an economic basis may adversely affect revenues and earnings.  Additionally, to successfully perform our business, it is necessary that we conduct timely and thorough inventories of our raw materials and WIP.  The conduct of these inventories are costly and time consuming.  If we encounter issues in their conduct, given that our clinicians oversee the inventory processes which occur in our clinic locations, remedial procedures can disrupt our ability to see and treat patients, and thereby adversely affect our revenues and profitability.

Our common stock was delisted from the NYSE and moved to the OTC, affecting the trading of our common stock and reputation.

Our common stock was delisted from the NYSE in February 2016 as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2014 within the extended compliance period required by the NYSE.  After the delisting, our common stock began trading on the OTC.  There can be no assurance whether or when our common stock will be relisted for trading on the NYSE or another national securities exchange.  Our shareholders may continue to face material adverse consequences as a result of our trading on the OTC rather than a national securities exchange, including, but not limited to, a decrease in the price of our common stock, increased volatility, decreased trading activity or liquidity, a lack of analyst research and a potential decline in institutional holders whose charters do not allow them to hold securities in unlisted companies.  In addition, the delisting from the NYSE may have had and may continue to have a negative impact on our reputation and, as a consequence, our business and the price of our common stock.

If we are unable to retain our senior management and key employees, then our business and results of operations and financial position could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management, clinicians and other key employees.  Although we have employment agreements with our senior management, these agreements do not prevent those individuals from ceasing their employment with us at any time.  Additionally, adverse publicity and increased demands associated with the Restatement and associated litigation and regulatory investigations could increase our key employee retention risks.  If we are unable to retain existing senior management, clinicians and other key employees, or to attract other such qualified employees on terms satisfactory to us, then our business could be adversely affected.

Our non-compete agreements and other restrictive covenants involving clinicians may not be enforceable.

We have contracts with clinicians in many states.  Some of these contracts include provisions preventing these clinicians from competing with us both during and after the term of our relationship with them.  The law governing non-compete agreements and other forms of restrictive covenants varies from state to state.  Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to health care providers.  There can be no assurance that our non-compete agreements related to affiliated clinicians will not be successfully challenged as unenforceable in certain states.  In such event, we would be unable to prevent former affiliated clinicians from competing with us, potentially resulting in the loss of some of our patients, reducing our revenues and earnings.

Cyber-attacks, system security risks, data breaches and other technology failures could adversely affect our ability to conduct business, our results of operations and our financial position.

A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability.  Our IT systems are subject to the risk of computer viruses or other malicious codes, unauthorized access or cyber-attacks.  The administrative and technical controls and other preventive actions that we take to reduce the risk of cyber incidents and protect our IT systems may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.  In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, criminal activity, technological changes or events, terrorism or other unanticipated events beyond our control.  While we have insurance intended to provide coverage from certain losses related to such incidents and a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, we cannot predict the method or outcome of every possible cyber incident or ensure that we have protected ourselves against every possible cyber threat in light of the varied and increasingly complex breaches faced by companies on a regular basis.  Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results of operations and our financial position.

A cybersecurity incident could cause a violation of HIPAA and other privacy laws and regulations or result in a loss of confidential data.

A cyber-attack that bypasses our IT security systems causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition or results of operations.  In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of protected health information, other confidential data or proprietary business information.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

Some of our insurance coverage is through various third-party insurers.  To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses.  Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies.  While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

We have made and may continue to make acquisitions, which could divert the attention of management and which may not be integrated successfully into our existing business.  We may not find suitable acquisitions in the future, which could adversely affect our ability to penetrate new markets and achieve our growth objectives.

In past years we have pursued, and may continue to pursue, acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide.  We cannot assure that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur breakup, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business.  Furthermore, acquisitions in new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources and increase our exposure to penalties or fines for noncompliance with such requirements.  The acquisitions could be of significant size and involve operations in multiple jurisdictions.  The acquisition and integration of another business could divert management attention from other business activities.  This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations.  In addition, we may incur debt to finance acquisitions.  Such borrowings may not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

In order to remain competitive, we are required to make capital expenditures relating to our leaseholds and our equipment.

A substantial portion of our capital expenditure requirements relate to maintaining and upgrading the appearance and function of our patient care clinic and satellite locations.  If we do not maintain our facilities, their relative appearance to that of our competitors could adversely affect our ability to attract and retain patients.  In addition, changing competitive conditions or the emergence of any significant advances in O&P technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive.  If we are unable to fund any such investment or otherwise fail to invest in such items, our business, financial condition or results of operations could be materially and adversely affected.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology.  Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate.  Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third-party’s intellectual property rights.  Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases.  The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works.  In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms, or at all.  Our business, financial condition or results of operations could be adversely affected as a result.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly.  Among the factors that could affect our stock price are:

•                  industry or general market conditions;

•                  domestic and international economic factors unrelated to our performance;

•                  changes in our referral sources’ or customers’ preferences;

•                  new regulatory pronouncements and changes in regulatory guidelines;

•                  lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•                  actual or anticipated fluctuations in our quarterly operating results;

•                  changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•                  action by institutional shareholders or other large shareholders, including future sales of our common stock;

•                  speculation in the press or investment community;

•                  investor perception of us and our industry;

•                  changes in market valuations or earnings of similar companies;

•                  announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;

•                  any future sales of our common stock or other securities;

•                  additions or departures of key personnel; and

•                  ability to get current and file future filings timely.

The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company.  Any litigation of this type brought against us could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations and financial condition.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business.  If one or more analysts downgrade our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future.  We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, and to potentially fund future share repurchases.  Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value.  There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which shareholders have purchased their shares.

Disruptions in our disaster recovery systems, management continuity planning or information systems could limit our ability to operate our business effectively, or adversely affect our financial condition and results of operations.

Our IT systems facilitate our ability to conduct our business.  While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.  Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins and similar disruptions from unauthorized tampering.  In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                   PROPERTIES

As of December 31, 2016, we operated 821 patient care locations, comprised of 706 patient care clinics and 115 satellite locations, in 45 states and the District of Columbia.  We own twelve buildings, including ten buildings that house a patient care clinic and two buildings that are currently unoccupied.  Our patient care clinics occupied under leases have terms expiring between 2017 and 2027.  Our patient care clinics average approximately 3,000 square feet in size.  In total, including locations relating to our non-patient care businesses, administrative and fabrication locations, as well as storage and other non-occupied space, we currently have 951 locations, of which, 939 are under lease.

We believe our leased and owned facilities are adequate for carrying out our current and anticipated future O&P operations.  We believe we will be able to renew such leases as they expire or find comparable or alternative space on commercially suitable terms.  See Note N — “Leases” to our Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our facilities leases.

The following table sets forth the number of our patient care locations in each state as of December 31, 2016:

State	Patient Care Locations	State	Patient Care Locations	State	Patient Care Locations
Alabama	12	Maine	9	Ohio	41
Arizona	40	Maryland	13	Oklahoma	11
Arkansas	6	Massachusetts	7	Oregon	10
California	73	Michigan	14	Pennsylvania	41
Colorado	27	Minnesota	22	South Carolina	16
Connecticut	14	Mississippi	12	South Dakota	2
District of Columbia	2	Missouri	27	Tennessee	22
Florida	53	Montana	3	Texas	46
Georgia	42	Nebraska	13	Utah	8
Idaho	1	Nevada	5	Virginia	14
Illinois	22	New Hampshire	2	Washington	21
Indiana	11	New Jersey	7	West Virginia	6
Iowa	18	New Mexico	13	Wisconsin	12
Kansas	18	New York	30	Wyoming	5
Kentucky	8	North Carolina	23
Louisiana	14	North Dakota	5

Other leased real estate holdings include our distribution facilities in Texas, Nevada, Georgia, Illinois and Pennsylvania, our corporate headquarters in Austin, Texas, and the headquarters for our rehabilitative solutions in Reno, Nevada, which is co-located with our Nevada distribution facility.  We additionally operate eighteen leased fabrication facilities that assist our patient care locations in the fabrication of devices.  Seven of these locations are co-located with a patient care clinic location.  The fabrication facilities are located in the states of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, New York, Ohio, Pennsylvania, Tennessee and Texas.  Substantially all of our owned properties are pledged to collateralize bank indebtedness.  See Note O — “Long-Term Debt” to our Consolidated Financial Statements contained in this Annual Report on Form 10-K for further information regarding our outstanding debt and related collateral.

ITEM 3.                   LEGAL PROCEEDINGS

Securities and Derivative Litigation

In November 2014, a securities class action complaint, City of Pontiac General Employees’ Retirement System v. Hanger, et al., C.A. No. 1:14-cv-01026-SS, was filed against the Company in the United States District Court for the Western District of Texas.  The complaint named as defendants the Company and certain of its current and former officers for allegedly making materially false and misleading statements regarding, inter alia, its financial statements, RAC audit success rate, the Company’s implementation of new financial systems, same-store sales growth and the adequacy of the Company’s internal processes and controls.  The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought unspecified damages, costs and attorneys’ fees and equitable relief.

On April 1, 2016, the court granted the Company’s motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, the Company and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Fifth Circuit Court of Appeals.

In February and August of 2015, two separate shareholder derivative suits were filed in Texas state court against the Company related to the announced restatement of certain financial statements of the Company.  The cases were subsequently consolidated into Judy v. Asar, et. al., Cause No. D-1-GN-15-000625.  On October 25, 2016, plaintiffs in that action filed an amended complaint, and the case is currently pending before the 345th Judicial District Court of Travis County, Texas.

The amended complaint in the consolidated derivative action names as defendants the Company and certain of its current and former officers and directors.  It alleges claims for breach of fiduciary duty based, inter alia, on the defendants’ alleged failure to exercise good faith to ensure that the Company had in place adequate accounting and financial controls and that its disclosures regarding its business, financial performance and internal controls were truthful and accurate.  The complaint seeks unspecified damages, costs and attorneys’ fees and equitable relief.

As the Company disclosed in its Current Report on Form 8-K filed with the SEC on June 6, 2016, the Board of Directors appointed a Special Litigation Committee of the Board (the “Special Committee”).  The Board delegated to the Special Committee the authority to (1) determine whether it is in the best interests of the Company to pursue any of the allegations made in the derivative cases filed in Texas state court against the Company (which cases were consolidated into the Judy case discussed above), (2) determine whether it is in the best interests of the Company and its shareholders to pursue any remedies against any of the Company’s current or former employees, officers or directors as a result of the conduct discovered in the Investigation and (3) otherwise resolve claims or matters relating to the findings of the Investigation.  The Special Committee retained independent legal counsel to assist and advise it in carrying out its duties and reviewed and considered the evidence and various factors relating to the best interests of the Company.  In accordance with its findings and conclusions, the Special Committee determined that it is not in the Company’s best interest to pursue any of the claims in the Judy derivative case.  Also in accordance with its findings and conclusions, the Special Committee determined that it is not in the best interests of the Company and its shareholders to pursue legal remedies against any of the Company’s current or former employees, officers or directors.

On April 14, 2017, the Company filed a motion to dismiss the consolidated derivative action based on the resolution by the Special Committee that it is not in the best interest of the Company and its shareholders to pursue the derivative claims.  Counsel for the derivative plaintiffs have indicated that they will oppose the motion to dismiss.

Management intends to vigorously defend against the shareholder derivative action and the appeal in the securities class action.  At this time, we cannot predict how the Courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or results of our operations.

Other Matters

The SEC’s Division of Enforcement made inquiries of the Company concerning the circumstances surrounding the Restatement and related matters.  The Company responded to those inquiries and provided requested documentation to the Staff of the Enforcement Division.  By letter dated January 10, 2017, the Staff of the Division of Enforcement (the “Staff”) notified the Company that it had concluded its investigation of these matters and, based on information it had as of that date, did not intend to recommend an enforcement action by the SEC against the Company.  The information in the Staff’s letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

From time to time we are subject to legal proceedings and claims which arise in the ordinary course of our business, including additional payments under business purchase agreements.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on our consolidated financial position, liquidity or results of our operations.

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

ITEM 4.                   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Market Information

Our common stock was listed and traded on the NYSE from December 15, 1998 to February 26, 2016 under the symbol “HGR.”  On February 29, 2016, our common stock began trading on the OTC under the symbol “HNGR” after the NYSE notified us on February 26, 2016 of immediate suspension of trading of and the initiation of delisting procedures against our common stock for failing to file our 2014 Annual Report Form 10-K for the year ended December 31, 2014 within the extended compliance period granted by the NYSE.  The following table sets forth the high and low closing sale prices for our common stock for the periods indicated as reported on the NYSE (through February 26, 2016) and the OTC (beginning on February 29, 2016):

Year ended December 31, 2016	High	Low
First Quarter	$15.67	$2.49
Second Quarter	7.97	6.25
Third Quarter	11.00	7.43
Fourth Quarter	11.50	7.75

Year ended December 31, 2015	High	Low
First Quarter	$26.52	$20.49
Second Quarter	25.07	22.13
Third Quarter	23.59	13.54
Fourth Quarter	17.53	13.55

Year ended December 31, 2014	High	Low
First Quarter	$40.47	$32.25
Second Quarter	35.12	29.01
Third Quarter	32.31	20.52
Fourth Quarter	24.19	19.58

Year ended December 31, 2013	High	Low
First Quarter	$31.79	$28.07
Second Quarter	33.41	28.92
Third Quarter	36.92	30.46
Fourth Quarter	39.58	32.79

Holders

At December 31, 2016, there were approximately 180 holders of record of our 35,959,846 shares of outstanding common stock.

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

Sales of Unregistered Securities

During the period January 1, 2012 through September 30, 2016, we did not sell any securities that were unregistered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the year ended December 31, 2014, and through December 31, 2016, we have not made any purchases of our common stock.

STOCK PERFORMANCE CHART

The annual changes in the cumulative total shareholder return on the Company’s common stock for the five-year period shown in the graph below are based on the assumption that $100 had been invested in the Company’s common stock, the Russell 2000 Stock Index, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Small Cap 600 Stock Index, and the Standard & Poor’s 500 Health Care Services Index on December 31, 2009, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2014.

	As of December 31,
	2009	2010	2011	2012	2013	2014
Hanger, Inc.	$100	$153.22	$135.14	$197.83	$284.45	$158.35
S & P 500	$100	$115.06	$117.49	$136.30	$180.44	$205.14
S&P Small Cap 600	$100	$126.31	$127.59	$148.42	$209.74	$221.81
RUSSELL 2000	$100	$126.81	$121.52	$141.42	$196.32	$205.93
S&P 500 Health Care Services Index	$100	$108.13	$99.75	$120.07	$144.94	$175.09

The Company’s stock price in 2016 was negatively impacted by its suspension on February 26, 2016 and subsequent delisting from trading on the NYSE and the commencement of trading on February 29, 2016 on the OTC.  At December 31, 2016, the Company’s stock price yielded a seven year cumulative total negative return of $16.85 assuming an initial investment of $100.

ITEM 6.                   SELECTED FINANCIAL DATA

The consolidated balance sheet as of December 31, 2013 and the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2013 and 2012 have been derived from the audited restated consolidated financial statements as set forth in this Annual Report on Form 10-K for the year ended December 31, 2014.  The consolidated balance sheets as of December 31, 2012, 2011, and 2010 and the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2011 and 2010 have also been restated to reflect the impact of adjustments resulting from the restatement, but such restated data has not been audited.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements, management’s discussion and analysis of financial condition and results of operations and other financial data included herein elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect comparability of the information presented below.

As discussed above, the information presented in the following tables for the years ended December 31, 2013 and 2012 have been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in “Note B — Restatement of Previously Issued Consolidated Financial Statements” to our consolidated financial statements contained in this Annual Report on Form 10-K (and, with respect to 2011 and 2010, in this Item 6).  The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.  The information as of and for the years ended December 31, 2011 and 2010 are derived from unaudited consolidated financial statements.

	Year Ended December 31,
Consolidated Statements of Operations and Comprehensive (Loss) Income:	2014	(As Restated) 2013	(As Restated) 2012	(As Restated) 2011	(As Restated) 2010
	(In thousands, except per share amounts)

Net revenue	$1,012,100	$975,769	$923,521	$860,098	$786,546
Material costs	324,284	302,003	285,873	262,472	241,057
Personnel costs	353,586	325,780	299,004	287,556	259,971
Other operating costs	136,885	115,767	110,881	104,942	95,559
General and administrative expenses	86,338	78,658	81,182	71,049	89,339
Professional accounting and legal fees	44,798	5,821	4,907	4,376	4,681
Depreciation and amortization	38,929	34,185	32,589	31,004	19,914
Income from operations	27,280	113,555	109,085	98,699	76,025

Interest expense, net	28,277	30,576	34,620	35,055	33,526
Extinguishment of debt	—	6,645	—	—	13,985
Loss from interest rate swap	—	—	—	—	1,610
(Loss) income from continuing operations before taxes	(997)	76,334	74,465	63,644	26,904

Provision for income taxes	2,023	30,455	26,206	22,035	10,973
(Loss) income from continuing operations	(3,020)	45,879	48,259	41,609	15,931
(Loss) income from discontinued operations, net of taxes	(15,946)	(5,368)	(235)	(904)	930
Net (loss) income	$(18,966)	$40,511	$48,024	$40,705	$16,861

Other comprehensive (loss) income, net	(868)	899	(734)	(906)	2,687
Comprehensive (loss) income	$(19,834)	$41,410	$47,290	$39,799	$19,548

Basic Per Common Share Data:
(Loss) income from continuing operations	$(0.09)	$1.32	$1.41	$1.24	$0.49
(Loss) income from discontinued operations	(0.45)	(0.16)	(0.01)	(0.03)	0.03
Basic (loss) income per share	$(0.54)	$1.16	$1.40	$1.21	$0.52
Shares used to compute basic per common share amounts	35,309	34,826	34,274	33,545	32,238

Diluted Per Common Share Data:
(Loss) income from continuing operations	$(0.09)	$1.30	$1.39	$1.22	$0.48
(Loss) income from discontinued operations	(0.45)	(0.15)	(0.01)	(0.03)	0.03
Diluted (loss) income per share	$(0.54)	$1.15	$1.38	$1.19	$0.51
Shares used to compute diluted per common share amounts	35,309	35,209	34,737	34,220	32,888

	Year Ended December 31,
Consolidated Balance Sheet Data:	2014	(As Restated) 2013	(As Restated) 2012	(As Restated) 2011	(As Restated) 2010
(In thousands)

Cash and cash equivalents	$11,699	$1,613	$13,130	$43,323	$34,311
Working capital	$184,449	$188,526	$191,691	$197,022	$163,711
Total assets	$1,302,305	$1,214,988	$1,201,288	$1,114,911	$1,052,363
Total debt	$528,984	$487,546	$537,033	$526,080	$524,111
Shareholders’ equity	$483,536	$491,313	$437,055	$378,031	$326,474

Description of Restatement Adjustments

The categories of misstatements and their impact on previously reported consolidated financial statements for 2013 and 2012 annual periods are detailed in Note B — “Restatement of Previously Issued Consolidated Financial Statements” contained in the Notes to the consolidated financial statements in this Annual Report on Form 10-K.  The categories of misstatements and their impact on previously reported consolidated statements of operations and comprehensive (loss) income for 2011 and 2010 annual periods are described below.

a.              Inventory Valuation - The Company has identified misstatements in its historical inventory valuations.  The misstatements related primarily to the valuation of WIP, and included intentional misstatements that had the effect of overstating the number of items in WIP, the relative stages of completion of WIP, and the overall valuation of WIP.  The Company’s valuation of WIP requires the use of various estimates.  Other misstatements included not reducing raw materials and WIP for vendor rebates and not ensuring inventory is recorded at the lower of cost or market.  Refer to further discussions regarding inventory valuation in Note C — “Significant Accounting Policies.”  The misstatements overstated previously reported income from operations before taxes by approximately $5.4 million and understated income before operations of $0.4 million for the years ended December 31, 2011 and 2010, respectively.

b.              Allowance for Disallowed Revenue and Uncollectible Accounts - The historical estimates of allowances for disallowed revenue and doubtful accounts did not sufficiently consider changes to the Company’s collection experience or differentiate between payor types.  When preparing its estimates, the Company inappropriately relied upon aggregate averages of prior periods’ collection experience from varying numbers of older historical periods.  The Company did not timely recognize adverse changes in its collection experience, and did not consider likely write-offs of residual receivable balances, as well as consider differences in collection patterns between payor types and aging categories.  Additionally, misstatements in the classification of bad debt expense have been corrected and are presented as disallowed revenue.  Refer to further discussion regarding allowances for disallowed revenue and doubtful accounts in Note E — “Accounts Receivable, Net.”  The misstatement overstated previously reported income from operations before taxes by approximately $13.0 million for the year ended December 31, 2011.

c.               Property, Plant and Equipment, net - During the Restatement Periods, misstatements occurred in the Company’s accounting for property, plant and equipment.  These misstatements included improper capitalization of certain labor associated with internal-use software and improper capitalization into property, plant and equipment of costs that should have been expensed.  The Company also found misstatements in the commencement of depreciation of its fixed assets and not recording disposals on a timely basis.  Misstatement regarding leasehold improvement related items, which are recorded in property, plant and equipment in the financial statements, are included in the real property leases adjustment below.  The misstatements overstated previously reported income from operations before taxes by approximately $3.2 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively.

d.              Real Property Leases - The Company did not properly apply real property lease accounting standards.  The Company identified misstatements with respect to the determination of the proper term of its leases, establishment of proper balances for deferred rent and tenant improvement allowances, determining depreciable lives of leasehold improvements, consideration of lessee involvement in the construction of leased assets (resulting in not properly identifying certain build-to suit arrangements, which are accounted for as financings after evaluating sale-leaseback accounting) and proper evaluation of capital lease obligations.  Additionally, the Company did not properly establish and account for asset retirement obligations.  The misstatements overstated previously reported income from operations before taxes by approximately $0.4 million and understated income from operations by $1.9 million for the years ended December 31, 2011 and 2010, respectively.

All Other Restatement Adjustments

e.               Revenue Adjustments - The Company determined that it had not properly established a liability to reserve for revenue collected from third party payors and patients that was subject to refund in subsequent periods resulting in misstatements of net revenue.  Additionally, the Company recorded purchase commissions as revenue rather than a reduction of cost of materials.  The misstatements overstated previously reported income from operations before taxes by approximately $0.2 million and understated income before operations by approximately $0.8 million for the years ended December 31, 2011 and 2010, respectively.

f.                Revenue Accrual - The Company often invoices patients or payors after a device is delivered.  To account for this delay, the Company records an estimated revenue accrual for devices delivered but not yet invoiced at period end.  The Company’s historical revenue accrual estimation model did not reasonably estimate the proper cut-off related to goods delivered but not yet invoiced, resulting in misstatements of both net revenue and accounts receivable.  The misstatements understated previously reported income from operations before taxes by approximately $1.8 million and overstated income before operations by approximately $2.2 million for the years ended December 31, 2011 and 2010, respectively.

g.               Method of Accrual for Accounts Payable - The Company recorded an accrual for estimated accounts payable which utilized average accounts payable levels from historical periods.  This model was prepared based upon when invoices were received, not when goods or services were received.  The misstatement understated previously reported income from operations before taxes by approximately $0.1 million for the year ended December 31, 2011 and overstated previously reported income from operations before taxes by approximately $2.3 million for the year ended December 31, 2010.

h.              Other Profit & Loss Restatement Adjustments - There are other Restatement misstatements not otherwise described in items (a) through (g) above, which are individually insignificant to previously reported income from operations before taxes for each year.  The other misstatements overstated previously reported income from operations before income taxes by approximately $1.6 million for the year ended December 31, 2011 and overstated previously reported income from operations before taxes by approximately $2.3 million for the year ended December 31, 2010, respectively.

i.                  Cash and Cash Equivalents - The Company identified balance sheet classification misstatements in which cash balances were overstated due to certain outstanding checks not being recognized as a reduction of cash in the period in which they were issued, which also understated other current assets.  Additionally, certain cash receipts were not recorded as an increase to cash and a decrease to accounts receivable in a timely manner.  Lastly, the Company misclassified restricted cash as cash and cash equivalents; restricted cash is now classified as “Other current assets.”  For additional disclosure information, see Note C — “Significant Accounting Policies.”  These corrections, along with the correction of other misstatements included within item (h) above, resulted in a net reduction to previously reported cash and cash equivalents of approximately $6.1 million as of December 31, 2012.

j.                 Common Stock and APIC - The Company identified misstatements related to the incorrect application of stock compensation accounting standards.  Restricted stock units with a performance condition were not expensed using the graded-vesting methodology.  In addition, modifications to certain outstanding units were not recorded correctly.  Restricted stock units were incorrectly recorded as share issuances on their grant date, rather than an issuance of shares on their vesting date.  The cumulative misstatements understated additional paid-in capital and income from operations before taxes for multiple years by approximately $2.0 million as of December 31, 2012.

k.              Income Taxes - The Company has identified certain errors in its historical accounting for income taxes, primarily related to uncertain tax positions and reconciliation of deferred tax balances.  In addition, the more significant adjustments primarily relate to the income tax effects of other restatement adjustments noted above.

Other adjustments to previously reported financial information

The Company has also made certain reclassification adjustments to the previously reported consolidated financial statements.  These adjustments do not relate to the correction of misstatements and are discussed in more detail below.

aa.       Reclassification of expenses - Due to increases and resultant materiality of certain expenses in 2014, and to enable the presentation of the consolidated statements of operations and comprehensive income to be more comparable with other health care services companies, the Company determined that certain expenses should be reported separately in 2014.  The Company reclassified prior year amounts to conform to the current year presentation.  For additional disclosure information, see Note C — “Significant Accounting Policies.”

bb.       Discontinued operations - On November 5, 2014, the Audit Committee approved a plan to sell and/or otherwise dispose of Dosteon, part of the Company’s Patient Care operating segment.  Dosteon is presented in the accompanying consolidated financial statements as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, ASC 360-10 Property, Plant and Equipment-Overall, and ASC 350-20 Intangibles-Goodwill and Other — Goodwill as of December 31, 2014.  The operating results and cash flows of Dosteon have been presented separately as discontinued operations on the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of cash flows, respectively, for the year ended December 31, 2014 and all comparable periods presented herein.  As discussed in further detail in Note T — “Discontinued Operations,” assets of these businesses that were expected to be disposed of by sale are presented within “Assets held for sale” on the Company’s consolidated balance sheets as of December 31, 2014.

cc.         Reclassification of Equipment Capital Lease Liabilities - The Company previously reported the current portion of equipment capital lease liabilities within “Accrued expenses and other current liabilities” and non-current portion within “Other liabilities.”  The Company is now presenting lease related financing liabilities, including capital leases and financing obligations related to certain real property transactions within “Long term debt, less current portion” and “Current portion of long term debt,” respectively, the balances are similar in nature to long-term debt.  The equipment capital leases have been reclassified accordingly.  For additional disclosure information, see Note O — “Long-Term Debt.”

HANGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$907,794	$(19,022)	b,e,f,h	$—	$(28,674)	$860,098
Material costs	270,210	1,814	a,h	—	(9,552)	262,472
Personnel costs	321,529	3,948	a,c,h,j	(24,143)	(13,778)	287,556
Other operating costs	169,131	(6,938)	a,b,c,d,g,h	(51,282)	(5,969)	104,942
General and administrative expenses	—	—		71,049	—	71,049
Professional accounting and legal fees	—	—		4,376	—	4,376
Depreciation and amortization	30,969	721	c,d,h	—	(686)	31,004
Income from operations	115,955	(18,567)		—	1,311	98,699

Interest expense, net	31,821	3,313	d,h	—	(79)	35,055
Income from continuing operations before income taxes	84,134	(21,880)		—	1,390	63,644

Provision for income taxes	29,657	(8,108)	k	—	486	22,035
Net income from continuing operations	54,477	(13,772)		—	904	41,609
Loss from discontinued operations, net of taxes	—	—		—	(904)	(904)
Net income	$54,477	$(13,772)		$—	$—	$40,705

Other comprehensive loss
Unrealized loss on SERP, net of income tax benefit of $546	$(906)	$—		$—	$—	$(906)
Total other comprehensive loss	(906)	—		—	—	(906)
Comprehensive income	$53,571	$(13,772)		$—	$—	$39,799

Basic Per Common Share Data:
Net income from continuing operations	$1.62	$(0.41)		$—	$0.03	$1.24
Loss from discontinued operations, net of income taxes	—	—		—	(0.03)	(0.03)
Basic income per share	$1.62	$(0.41)		$—	$—	$1.21
Shares used to compute basic per common share amounts	33,544,813	—	j	—	—	33,544,813

Diluted Per Common Share Data:
Net income from continuing operations	$1.59	$(0.40)		$—	$0.03	$1.22
Loss from discontinued operations, net of income taxes	—	—		—	(0.03)	(0.03)
Diluted income per share	$1.59	$(0.40)		$—	$—	$1.19
Shares used to compute diluted per common share amounts	34,220,256	—	j	—	—	34,220,256

HANGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2010
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$808,766	$(1,544)	e,f,h	$—	$(20,676)	$786,546
Material costs	248,667	(878)	a,h	—	(6,732)	241,057
Personnel costs	282,417	5,608	a,c,h,j	(20,653)	(7,401)	259,971
Other operating costs	178,403	(4,908)	a,c,d,g,h	(73,367)	(4,569)	95,559
General and administrative expenses	—	—		89,339	—	89,339
Professional accounting and legal fees	—	—		4,681	—	4,681
Depreciation and amortization	18,809	1,468	c,d,h	—	(363)	19,914
Income from operations	80,470	(2,834)		—	(1,611)	76,025
Interest expense, net	30,340	3,201	d,h	—	(15)	33,526
Extinguishment of debt	13,985	—		—	—	13,985
Loss from interest rate swap	1,610	—		—	—	1,610
Income from continuing operations before income taxes	34,535	(6,035)		—	(1,596)	26,904
Provision for income taxes	13,639	(2,000)	k	—	(666)	10,973
Net income from continuing operations	20,896	(4,035)		—	(930)	15,931
Income from discontinued operations, net of taxes	—	—		—	930	930
Net income	$20,896	$(4,035)		$—	$—	$16,861
Other comprehensive income
Unrealized gain on interest rate swaps, net of taxes of $1,912	$2,868	$(90)		$—	$—	$2,778
Reclassification of net losses on auction securities from OCI to net income, net of income tax benefit of $125	188	—		—	—	188
Unrealized loss on SERP, net of income tax benefit of $177	(279)	—		—	—	(279)
Total other comprehensive income	$2,777	$(90)		$—	$—	$2,687
Comprehensive income	$23,673	$(4,125)		$—	$—	$19,548

Basic Per Common Share Data:
Net income from continuing operations	$0.65	$(0.13)		$—	$(0.03)	$0.49
Income from discontinued operations, net of income taxes	—	—		—	0.03	0.03
Basic income per share	$0.65	$(0.13)		$—	$—	$0.52
Shares used to compute basic per common share amounts	32,238,401	—	j	—	—	32,238,401

Diluted Per Common Share Data:
Net income from continuing operations	$0.64	$(0.13)		$—	$(0.03)	$0.48
Income from discontinued operations, net of income taxes	—	—		—	0.03	0.03
Diluted income per share	$0.64	$(0.13)		$—	$—	$0.51
Shares used to compute diluted per common share amounts	32,888,305	—	j	—	—	32,888,305

Summary impact of restatement adjustments to previously reported financial information

	As of December 31, 2012
(in thousands) Consolidated Balance Sheet Data:	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash and cash equivalents	$19,211	$(6,081)	h, i	$13,130
Total assets	$1,237,327	$(36,039)	a - d, f, h, k	$1,201,288
Total debt	$520,646	$16,387	h, cc	$537,033
Shareholders’ equity	$503,094	$(66,039)	a - h, j, k	$437,055

	As of December 31, 2011
(in thousands) Consolidated Balance Sheet Data:	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash and cash equivalents	$42,896	$427	h, i	$43,323
Total assets	$1,126,719	$(11,808)	a - d, f, h, k	$1,114,911
Total debt	$508,033	$18,047	h, cc	$526,080
Shareholders’ equity	$428,582	$(50,551)	a - h, j, k	$378,031

	As of December 31, 2010
(in thousands) Consolidated Balance Sheet Data:	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash and cash equivalents	$36,308	$(1,997)	h, i	$34,311
Total assets	$1,060,570	$(8,207)	a - d, f, h, k	$1,052,363
Total debt	$508,684	$15,427	h, cc	$524,111
Shareholders’ equity	$364,427	$(37,953)	a - h, j, k	$326,474

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (or “Management’s Discussion and Analysis”) contains statements that are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies.  These statements often include words such as “believe,” “expect,” “project,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar words.  These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.  We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports.

These statements involve risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in these statements, including, among other things: the effect of the restatement of our previously issued consolidated financial statements as described in Note B — “Restatement of Previously Issued Consolidated Financial Statements” contained in this Annual Report on Form 10-K, and any claims, investigations or proceedings arising as a result, as well as our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 9A. “ Controls and Procedures” contained in this Annual Report on Form 10-K, our ability to provide audited consolidated financial statements for years ended December 31, 2016 and 2015 in accordance with our debt covenant, changes in the demand for our O&P products and services, uncertainties relating to the results of operations or recently acquired O&P patient care clinics, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health care industry, uncertainties inherent in investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health care industry.

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A.  “Risk Factors” contained in this Annual Report on Form 10-K, some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.  Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in Item 1A.  “Risk Factors” or by other unknown risks and uncertainties.

Restatement of Prior Financial Information

In this Annual Report on Form 10-K, the Company:

(a)         restates its Consolidated Balance Sheet as of December 31, 2013 and the related Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash flows for the fiscal years ended December 31, 2013 and December 31, 2012;

(b)         restates its “Selected Financial Data” in Item 6 for fiscal years 2013, 2012, unaudited 2011 and unaudited 2010; and

(c)          restates its “Quarterly Financial Information (Unaudited)” for the first two quarters in the fiscal year ended December 31, 2014 and each of the quarters in the fiscal year ended December 31, 2013.

The effects of the accounting adjustments made as a part of the restatement of our consolidated financial statements are more fully discussed in Note B — “Restatement of Previously Issued Consolidated Financial Statements” to our consolidated financial statements contained  in this Annual Report on Form 10-K.  For a description of the material weaknesses identified by management as a result of the Investigation and our internal reviews, including management’s plan to remediate those material weaknesses (the “Material Weaknesses”), refer to Item 9A. “Controls and Procedures” contained in this Annual Report on Form 10-K.  Annual Reports on Form 10-K for the fiscal year ended December 31, 2013 and all prior fiscal years, and Quarterly Reports on Form 10-Q for all quarterly periods prior to September 30, 2014, have not been amended.  Accordingly, investors should no longer rely upon the Company’s previously released consolidated financial statements for these periods and any earnings releases or other communications relating to these periods.  See Note W — “Quarterly Financial Information (Unaudited),” contained elsewhere in this Annual Report on Form 10-K for the impact of these adjustments on the first two quarters of fiscal 2014 and each of the quarterly periods in 2013.  These activities are referred to in this Management’s Discussion and Analysis as the “Restatement.”

Effect of Delay in Financial Filings

Due to our detection of the Material Weaknesses and the necessity of our correction of previously issued financial information, we have not made a periodic filing with the SEC since August of 2014.  The delay in completing and filing this report was due in part to our efforts to retrieve, review, reconcile and correct the Company’s source accounting records.  Concurrent with the filing of this report, the Company is also commencing the preparation of its consolidated financial statements for the annual periods ended December 31, 2016 and December 31, 2015, as well as the quarterly periods within years, and intends to file those as promptly as practicable after the filing of this report.  Our work in the preparation of this Annual Report on Form 10-K should assist us in the preparation of our 2015 and 2016 consolidated financial statements in that in order to prepare this report we have researched and documented the Company’s primary accounting policies and have been able to organize our manner of accounting for key supporting aspects of our consolidated financial statements.  Nevertheless, due to the continuing existence of the Material Weaknesses, we will need to perform review, analysis and substantive procedures in order to ensure that our consolidated financial statements for those periods when filed are complete and accurate in all material respects, and this will result in our expenditure of additional time before we achieve current filing status.

Efforts preparing this Annual Report on Form 10-K and the audited and unaudited consolidated financial statements and financial presentation contained herein have come at a significant cost to the Company.  In connection with our reconstruction and Restatement, the Investigation, and our preparation of this Annual Report on Form 10-K, we have expended approximately $75.7 million in accounting, legal and related professional fees.  Of this amount, approximately $37.9 million was recognized as expense in the Company’s 2014 results of operations, and the remainder will be recognized in subsequent years.  See the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis for further discussion.

Unless otherwise stated, this Management’s Discussion and Analysis has been written to provide you with pertinent information regarding our performance during the periods encompassed by this report.  Accordingly, we have not provided information regarding the Company’s performance during subsequent periods.  Nevertheless, for certain information and events, which relate primarily to our indebtedness, capital structure and liquidity, we have provided disclosure regarding subsequent periods or have included further information in Note V — “Subsequent Events” to our consolidated financial statements.

Non-GAAP Measures

In this Management’s Discussion and Analysis, we refer to a certain financial measure and statistic (or “metric”) that is not prescribed under GAAP as applied in the United States.  We utilize these non-GAAP measures in order to evaluate the underlying factors that affect our business performance and trends.  These non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with GAAP.  We have defined and provided a reconciliation of these non-GAAP measures to their most comparable GAAP measures.  The non-GAAP measures used in this Management’s Discussion and Analysis are as follows:

Adjusted Gross Revenue and Disallowed Revenue — “Adjusted gross revenue” reflects our gross billings after their adjustment to reflect estimated discounts established in our contracts with payors of health care claims.  As discussed in “Reimbursement Trends” below, pursuant to our contracts with payors, a portion of our adjusted gross billings may be disallowed based on factors including physician documentation, patient eligibility, plan design, prior authorization, timeliness of filings or appeal, coding selection, failure by certain patients to pay their portion of claims, computational errors associated with sequestration and other factors.  We refer to these and other amounts as being “disallowed revenue.”  Our net revenue reflects adjusted gross revenue after reduction for the estimated aggregate amount of disallowed revenue for the applicable period.  To facilitate analysis of the comparability of our results, we provide these non-GAAP measures due to the significant increase that we have experienced in recent years in disallowed revenue which are further discussed below.  In addition, we provide measures of material costs, personnel costs, other operating costs, general and administrative expenses, professional accounting and legal fees, depreciation and amortization and operating expenses as a percentage of adjusted gross revenue because we believe these percentages provide an investor with another meaningful measure to compare our results with prior periods. These measures are non-GAAP and unaudited.

Cash and Cash Equivalents under Credit Agreement — Under our Credit Agreement, liquidity is the sum of our “cash and cash equivalents,” which is the amount available to us in our bank accounts.  This differs from the definition of “cash and cash equivalents” under GAAP, which includes a reduction for checks, drafts and other items that have been issued and not yet paid.  We use the non-GAAP definition of cash and cash equivalents used in the Credit Agreement in certain of our discussions regarding liquidity.

Overview

We are a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, Hanger and its predecessor companies have provided O&P services for over 150 years.  We provide O&P services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to patients and businesses in acute, post-acute and clinic settings.  We operate through two segments - Patient Care and Products & Services.  For further descriptions of our segments, see the Business Description section of Item 1.  “Business” of this Annual Report on Form 10-K.

Our Patient Care segment is primarily comprised of Hanger Clinic which specializes in the design, fabrication and delivery of custom O&P devices through 706 patient care clinics and 115 satellite locations in 45 states and the District of Columbia.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution and our rehabilitative solutions businesses.  As a leading supplier of O&P products in the United States, we coordinate through our distribution business the procurement and distribution of a broad catalog of O&P parts, componentry and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through one of our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania and Texas.  The other business in our Products & Services segment is our rehabilitative solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,300 skilled nursing, long-term care and other sub-acute rehabilitation facilities throughout the United States.

See Note S — “Segment and Related Information” to our consolidated financial statements contained in this Annual Report on Form 10-K for disclosure of financial information by operating segment for 2014, 2013 and 2012.

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid and the VA.  The following is a summary of our payor mix, expressed as a percentage of cash collections for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012

Medicare	29.4%	30.5%	28.7%
Medicaid	12.8%	12.5%	12.6%
Commercial Insurance / Managed Care (excluding Medicare and Medicaid Managed Care)	41.4%	41.4%	43.2%
Veterans Administration	8.7%	7.9%	7.8%
Private Pay	7.7%	7.7%	7.7%
Patient Care Cash Collections	100.0%	100.0%	100.0%

Patient Care constitutes 82.7%, 82.3% and 81.5% of our revenue for 2014, 2013 and 2012, respectively.  Our remaining revenue is produced in our Products & Services segment which derives its revenue from commercial transactions with independent O&P providers, healthcare facilities and other customers.  In contrast to revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

The amount of our reimbursement varies based on the nature of the O&P device we fabricate for our patients.  Given the particular physical weight and size characteristics, location of injury or amputation, capability for physical activity and mobility, cosmetic and other needs of each individual patient, each fabricated prostheses and orthoses is customized for each particular patient.  The nature of this customization and the manner by which our claims submissions are reviewed by payors makes our reimbursement process administratively difficult.

To receive reimbursement for our work, we must ensure that our clinical, administrative and billing personnel receive and verify certain medical and health plan information, record detailed documentation regarding the services we provide and accurately and timely perform a number of claims submission and related administrative tasks.  Traditionally, we have performed these tasks in a manual fashion and on a decentralized basis.  In recent years, due to increases in payor pre-authorization processes, documentation requirements, pre-payment reviews and pre- and post-payment audits, our ability to successfully undertake these tasks using our traditional approach has become increasingly challenging.  We believe these changes in industry trends have been brought about in part by increased nationwide efforts to reduce health care costs.

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims.  Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory (or “activity”) level of a patient.  Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, that we filed or appealed the payor’s determination timely, on the basis of our coding, failure by certain classes of patients to pay their portion of a claim and for various other reasons.  If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.  Due to the increasing demands of these processes, the level and capability of our staffing, as well as our Material Weaknesses and other considerations, our consolidated disallowed revenue and bad debt expense, and their relationship to consolidated adjusted gross revenue, have increased over the past five years as follows (dollars in millions, unaudited):

	For the Year Ended December 31,
	2014	(As Restated) 2013	(As Restated) 2012	(As Restated) 2011	(As Restated) 2010

Net revenue	$1,012.1	$975.8	$923.5	$860.1	$786.5
Disallowed revenue	82.3	65.6	46.3	47.1	23.7
Adjusted gross revenue	$1,094.4	$1,041.4	$969.8	$907.2	$810.2

Disallowed revenue	$82.3	$65.6	$46.3	$47.1	$23.7
Bad debt expense	11.6	5.1	4.4	3.6	5.5
Disallowed revenue & bad debt expense	$93.9	$70.7	$50.7	$50.7	$29.2

Disallowed revenue %	7.5%	6.3%	4.8%	5.2%	2.9%
Bad debt expense %	1.1%	0.5%	0.4%	0.4%	0.7%
Disallowed revenue & bad debt expense %	8.6%	6.8%	5.2%	5.6%	3.6%

Adjusted gross revenue in the above chart reflects our gross billings after reduction for estimated contractual discounts.  As can be seen by the chart, the percentage of our gross billings that have been disallowed increased to 6.3% in 2013 from 2.9% in 2010.  Due to industry trends and Company specific administrative factors, the Company’s actual collection experience degraded and disallowed revenue increased.  Industry trends related to there being an increased level of payor audits and more stringent requests by payors that referring physician documentation be provided in connection with claims.  During that period of time, the Company utilized a decentralized billing and collections approach, where invoicing and collections were undertaken at individual patient care locations.  The Company’s typical locations have an average of two office administrators who are required to handle patient administration, purchasing and clinician support tasks.  Due to increasing payor documentation demands and staffing levels during that period of time, administrative staff were increasingly unable to successfully address the growing levels of payor denials.  In 2014, the Company’s accounts receivable trends were further complicated due to issues encountered with its implementation of a new patient management and electronic health record system.  Due to system customizations that were not adequately tested, staffing deficiencies in cash application functions and other related procedural issues, the Company’s billing and collections were further adversely affected due to this systems implementation during that year as can be seen by the increase in the disallowed revenue rate to 7.5% and bad debt expense to 1.1% during 2014.  Throughout this period, the Company’s processes were also impeded due to there being an underlying material control weakness in the Company’s administration of its contracts.  As contracts were negotiated or amended with payors, the Company’s procedures did not provide adequate assurance of timely documented reconciliation of updated terms and conditions with those loaded into its billing systems.  These above factors contributed to there being an increase in disallowances from payors in this period.

These adverse trends have also resulted in the following increases in our consolidated accounts receivable allowances (dollars in millions, unaudited):

	As of December 31,
	2014	(As Restated) 2013	(As Restated) 2012	(As Restated) 2011	(As Restated) 2010

Accounts receivable, before allowance	$271.3	$213.5	$185.3	$163.1	$135.3
Less: Allowance for disallowed revenue	87.2	52.3	31.5	31.1	12.4
Accounts receivable, gross	184.1	161.2	153.8	132.0	122.9
Less: Allowance for doubtful accounts	9.9	6.5	4.9	3.8	4.3
Accounts receivable, net	$174.2	$154.7	$148.9	$128.2	$118.6

Allowance for disallowed revenue %	32.1%	24.5%	17.0%	19.1%	9.2%
Allowance for doubtful accounts %	3.6%	3.0%	2.6%	2.3%	3.2%
Total allowance %	35.7%	27.5%	19.6%	21.4%	12.4%

To address these trends, in 2015 the Company commenced several initiatives whose aims are to improve the Company’s procedures and systems and to centralize its revenue cycle management activities.  These initiatives are discussed further below in the “New Systems Implementation” and “Revenue Cycle Management” sections of this Management’s Discussion and Analysis presented below.

Increasing Patient Responsibility for the Cost of Devices

The majority of our devices are provided as replacement devices to patients with devices that are broken or have become worn with age.  Prosthetic devices are typically replaced every three to five years.  In recent years, an increasing number of employers have been shifting the cost burdens in their health plans to employees through use of “high deductible” or “consumer-driven” health plans.  These plan designs typically require the patient to bear a greater portion of the cost of their care in exchange for a lower monthly premium.  We believe the increased use of these plans has and will continue to have the effect of causing patients to delay the replacement of their devices and could accordingly adversely impact our revenue.

New Systems Implementation

In 2014, in the Company’s Patient Care segment, the Company commenced the implementation of a new patient management and electronic health record system at its patient care clinics.  A key purpose of the system was to automate clinician documentation, claims coding and other increasingly complex clinic administrative requirements.  In connection with the system implementation, the Company customized certain templates and software code within a system developed by NextGen.  During the course of the year, as the system was installed at increasing numbers of clinics, the Company encountered difficulties in clinic workload, was unable to timely apply cash it received from payors to patient accounts and experienced a marked increase in its uncollectible accounts receivable.  Due to these issues, the Company halted the implementation at the end of the third quarter of 2014, after the system had been installed at approximately one third of the Company’s sites.

The Company believes the implementation issues it encountered related primarily to inadequate testing of the system, a failure to successfully establish and effectively staff a central cash applications function, insufficient training and other difficulties associated with its customizations of the software code.

The Company subsequently remediated the issues it encountered in the system and its implementation process and recommenced implementation in 2016.

Revenue Cycle Management

Prior to 2014, we performed our eligibility, patient preauthorization, patient documentation, claims coding, claims submission, collection, cash application and claims audit support activities (our “revenue cycle management” functions) primarily on a decentralized location by location basis.  Due to the increases experienced in disallowed revenue, as well as to address certain procedural requirements of our new patient management and electronic health record system and to otherwise improve the effectiveness of our revenue cycle management functions, during 2014 we commenced the process of establishing a centralized revenue cycle management organization with the strategy to gradually transition these functions from our decentralized clinic locations to a centralized organization.

Discontinuance of the Dosteon and CARES businesses

On November 5, 2014, the Audit Committee of the Board approved a plan to sell or otherwise dispose of Dosteon and CARES, both part of the Company’s Patient Care operating segment.  This action was taken as a result of the Company’s strategic evaluation of these businesses.  As of December 31, 2014, Dosteon qualified as assets held for sale and discontinued operations.  As such the assets, operating results and cash flows of Dosteon have been presented separately as discontinued operations within our consolidated financial statements.  The CARES business did not qualify as assets held for sale and was ultimately wound down in 2015.  Accordingly, our CARES business has been classified as a continuing operation in our consolidated financial statements for the year ending December 31, 2014.  The information provided herein is for our continuing operations, unless otherwise indicated.  See Note T — “Discontinued Operations” to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further discussion of our discontinued operations.

Acquisitions

In 2014, we acquired twelve O&P businesses and one distribution business with approximately $55.7 million in aggregate annualized revenue, operating a total of 37 patient care clinics and one distribution center located in eleven states.  The aggregate purchase price for these businesses was $52.7 million, including $38.1 million in net cash, $14.0 million of Seller Notes and $0.6 million of working capital adjustments and other.

In 2013, we acquired nine O&P businesses with approximately $19.6 million in annualized revenue, operating a total of 22 patient care clinics located in eight states and the District of Columbia.  The aggregate purchase price for these O&P businesses was $13.3 million, including $10.0 million in net cash, $2.3 million of Seller Notes and $1.0 million of working capital adjustments and other.

WalkAide System Coverage Decision

Our WalkAide system is a device manufactured and sold through our Product & Services segment that is designed to use functional electrical stimulation, or FES, to improve ambulation in people experiencing a condition known as “foot drop.”  Foot drop is a gait abnormality in which patients have difficulty lifting the front part of their foot as they walk due to weakness, irritation or damage to the common fibular nerve in the lower leg.

In 2006, CMS issued a National Coverage Determination (“NCD”) that provided limited Medicare coverage for the WalkAide system in specific cases where the foot drop condition was caused by partial spinal injury.  In an effort to seek expanded Medicare coverage, in 2012 and 2013 we conducted randomized clinical trials involving a use of the WalkAide system for patients with foot drop caused by stroke.  Based on the outcomes of those studies, in late 2013 we requested that CMS reopen the 2006 NCD to include coverage under Medicare for foot drop caused by stroke.  However, in the fourth quarter of 2014, after reviewing the results of the clinical trial, CMS determined that they would not reopen the NCD to expand coverage.

The WalkAide system remains a steady, but not significant, part of the Company’s overall business.

Seasonality

We believe our business is affected by the degree to which patients have otherwise met the deductibles for which they are responsible in their medical plans during the course of the year.  The first quarter is normally our lowest relative net revenue quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another, and, due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards the year’s end, our fourth quarter is normally our highest revenue producing quarter.

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This one week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarter of 2014 and 2013, respectively, we spent approximately $2.1 million and $2.1 million on travel and other costs associated with this one week event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the one week period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

Business Environment and Outlook

We have a positive view of the long term need for prosthetic and orthotic devices and services within the markets that we serve.  To address the debilitating effects of injuries and medical conditions such as diabetes, vascular disease, cancer and congenital disorders, we believe patients will have a continuing need for the O&P services that we provide.  As the population grows and ages, we also believe there will be a gradual underlying increase in market demand.

To ensure we maintain, and grow, our share of this market, we believe that it will be necessary for us to find effective means to automate and better organize our business processes, improve our reimbursement capabilities and lower our cost structure in the longer term.  Our size may afford us the ability to achieve economies of scale through purchasing and process automation initiatives that would be difficult for our smaller competitors.  However, our size can work against us if we do not succeed in effectively serving our referring physicians and in competing with our individual competitors in each of the markets that we serve.

Additionally, we will need to overcome the adverse effects which the Material Weaknesses, Restatement and Investigation have had on our reputation.

Critical Accounting Policies

Our analysis and discussion of our financial condition and results of operations is based upon the consolidated financial statements that have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions and disclosures.  We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results and financial position.  Our significant accounting policies are stated in Note C — “Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Patient Care Segment

Revenues in the Company’s Patient Care segment are primarily derived from the sale of O&P devices and are recognized when the patient has received the device or service.  At or subsequent to delivery, the Company issues an invoice to a third party payor, which primarily consist of commercial insurance companies, Medicare, Medicaid, the VA and Private or Patient Pay (“Patient Pay”).  The Company recognizes revenue for the amounts it expects to receive from payors and patients based on expected contractual reimbursement rates, which are net of estimated contractual discounts.

These revenue amounts are further revised as claims are adjudicated, which may result in disallowances, or decreases to revenue.  The Company believes that adjustments related to write-offs of receivables should predominantly be recorded as a reduction of revenues, which the Company refers to as disallowed revenue.  This is due to the majority of the Company’s revenues being collected from commercial insurance companies, Medicare, Medicaid and the VA, most of which are under contractual reimbursement rates.  As such, the Company believes adjustments do not relate to an inability to pay but to contractual allowances, lack of timely claims submission, insufficient medical documentation or due to administrative errors.  Amounts recorded to bad debt expense, which are recorded as “Other operating costs,” generally relate to commercial payor bankruptcies and private pay balances for which there was an assessment of collectability and collection attempts were made.  At the end of each period, the Company establishes allowances for estimated disallowances relating to that period based on its prior adjudication experience and records such amounts as a reduction of revenue.  In a similar fashion, the Company also estimates and records allowances for doubtful accounts on unpaid receivables at each period end.  The Company also records a liability, with a corresponding reduction of revenue, for estimated refunds expected to be paid to third party payors.

Medicare and Medicaid regulations and the various agreements we have with other third party payors, including commercial health care providers under which these contractual adjustments and disallowed revenue are calculated, are complex and are subject to interpretation and adjustment and may include multiple reimbursement mechanisms for different types of services provided by the Company.  Therefore, the particular O&P devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates.  Additionally, updated regulations and pay schedules, and contract renegotiations, occur frequently, necessitating regular review and assessment of the estimation process by management.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term and any related adjustments will be recorded as changes in estimates when they become known.

For more information on the Company’s use of estimates to calculate allowances for disallowed revenue and doubtful accounts, refer to the “Accounts Receivable, Net” section below.

The Company often invoices patients or payors after a device is delivered.  To account for this delay, the Company records an estimated revenue accrual for devices delivered but not yet invoiced at period end.  This estimate is based on a historical look-back analysis of lag times between delivery and invoicing that occur over a period end.

Products & Services Segment

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P components and the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.  Distribution revenues are recorded upon the delivery of products, net of estimated returns.

Equipment leasing and related services revenue are recognized over the applicable term as the customer has the right to use the equipment and as the services are provided.  Equipment sales revenue is recognized upon delivery, with any related services revenue deferred and recognized as the services are performed.  Sales of consumables are recognized upon delivery.

Accounts Receivable, net

Patient Care Segment

The Company establishes allowances for its accounts receivable to reduce the carrying value of such receivables to their estimated net realizable value.  The Patient Care accounts receivables are recorded net of estimated unapplied cash, estimated allowance for disallowed revenue and estimated allowance for doubtful accounts, as described in the Revenue Recognition accounting policy above.

Both the allowance for disallowed revenue and the allowance for doubtful accounts method of estimation considers historical collection experience by each of the Medicare and non-Medicare (commercial insurance, Medicaid, the VA and Private Pay) primary payor class groupings.  For each payor class grouping, liquidation analyses of historical period end receivables balances are performed to ascertain collections experience by aging category.  The Company believes its use of historical collection experience applied to current period end receivables balances is reasonable.  In the absence of an evident adverse trend, the Company has used historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication.  The Company believes the time periods analyzed provide sufficient time for most balances to adjudicate in the normal course of operations.  The Company will modify the time periods analyzed when significant trends indicate that adjustments should be made.  In addition, estimates are adjusted when appropriate for information available up through the issuance of the consolidated financial statements.

In the restated consolidated financial statements, the Company has restated its estimates of accounts receivable allowances for disallowed revenue and doubtful accounts using estimates prepared as outlined above.  The Restatement was undertaken to correct identified misstatements in the original estimates affecting those periods in compliance with ASC 250, Accounting Changes and Error Corrections, which requires each individual prior period presented to be adjusted to reflect corrections of the period-specific effects of the misstatements using information that would have been contemporaneously available as of each period end.  Refer to further discussion in Note B — “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the Consolidated Financial Statements.

Products & Services Segment

The Products & Services segment’s allowance for doubtful accounts is estimated based on the analysis of the segment’s historical write-offs experience, accounts receivable aging and economic status of its customers.  Accounts receivable that are deemed uncollectible are written-off to the allowance for doubtful accounts.  Accounts receivable are also recorded net of an allowance for estimated sales returns.

Inventories

Inventories are valued at the lower of estimated cost or market, with cost determined on a first-in, first-out (“FIFO”) basis.  Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period-end.

Patient Care Segment

Substantially all of Patient Care Segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of an annual physical count performed during the fourth quarter each year.  Segment inventories relate primarily to raw materials and WIP at Hanger Clinics, Dosteon raw materials, and CARES finished goods.  Inventories at Hanger Clinics totaled $30.8 million and $35.5 million at December 31, 2014 and 2013, respectively.

In connection with the preparation of the restated consolidated financial statements, the Company has restated its estimates of inventory amounts related to the Patient Care Segment using certain estimates that are discussed below.  The restatement was undertaken to correct identified misstatements in the original estimates affecting those periods in compliance with ASC 250, Accounting Changes and Error Corrections, which requires each individual prior period presented to be adjusted to reflect corrections of the period-specific effects of the misstatements using contemporaneous information as of each period-end to the extent available.  Refer also to further discussion in Note B — “Restatement of Previously Issued Consolidated Financial Statements.”

Raw materials consists of purchased parts, components and supplies which are used in the assembly of O&P devices for delivery to patients.  In some cases, purchased parts and components are also sold directly to patients.  Raw materials are valued based on the basis of recent vendor invoices, reduced by estimated vendor rebates.  Such rebates are recognized as a reduction of material costs in the consolidated statement of operations and comprehensive (loss) income when the related devices or components are delivered to the patient.  Approximately 51% and 80% of materials at December 31, 2014 and 2013, respectively were purchased from our Products & Services Segment.

WIP consists of devices which are in the process of assembly at the Company’s clinics or fabrication centers.  WIP quantities were determined by the physical count of patient orders in process at December 31, 2014 while the related stage of completion of each order was established by clinic personnel.  The Company does not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs.  To estimate such costs, the Company developed bills of materials for certain categories of devices that it assembles and delivers to its patients.  Within each bill of material, the Company estimated (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.

In the restated consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013, and 2012, WIP was valued on the basis of physical counts performed as October 31, 2013, 2012 and 2011, and then valued using corrected historical cost information for materials, labor, and overhead applied to the estimated sales value of WIP inventory, similar to the approach originally used in those periods.  Raw materials were valued on the basis of recent vendor invoices.  These balances were then adjusted to December 31, 2013, 2012 and 2011 (and subsequent interim period ends) through the use of the gross profit method, adjusted for changes in the estimated number of WIP devices on hand at the respective year-ends.  In correcting the misstatements identified in prior periods, including the intentional misstatements described in Note B, the Company determined that it lacked sufficient contemporaneous information to correct certain of the misstatements.  In those cases, the Company used information as of December 31, 2014 to determine the related restatement adjustments to inventory at December 31, 2013 and to material costs for the years ended December 31, 2013 and 2012.

The Company recorded adjustments to decrease inventories by $3.0 million in the fourth quarter of 2014, increase inventories by $0.2 million in the fourth quarter of 2013, and decrease inventories by $1.9 million in the fourth quarter of 2012 to reconcile the recorded amounts to those physically counted and costed in connection with the annual count.

Dosteon inventories consist primarily of raw materials and totaled $5.4 million and $8.0 million at December 31, 2014 and 2013, respectively.  Such inventories were determined on the basis of physical counts performed as of December 31, 2014 and 2013.  As discussed in Note T, Dosteon inventories are included in assets held for sale as of December 31, 2014.

CARES inventories consist primarily of finished goods and totaled $0.9 million and $1.1 million at December 31, 2014 and 2013, respectively.

Products & Services Segment

Segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $38.9 million and $37.7 million as of December 31, 2014 and 2013, respectively.  Finished goods include products that are available for sale to third party customers as well as the Company’s Patient Care Segment as described above.  Such inventories were determined on the basis of perpetual records.

Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  The Company typically pays cash and issues a Seller Note as purchase consideration.  It may also include contingent consideration with payment terms associated with the achievement of designated collection targets of the acquired business.  Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets.  The estimated fair value of identifiable intangible assets are based on detailed valuations performed internally or by external valuation specialists that use information and assumptions provided by management.  We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill.  Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets, including estimated useful lives.  The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows from the acquired business. Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.  Subsequent changes in estimated fair value of contingent consideration are recognized as “General and administrative expenses” within the consolidated statements of operations and comprehensive income.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses.  The Company assesses goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income and market approaches.  Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill.

Prompted by a significant decline in the market capitalization of the Company’s common stock following the Company’s announcement on February 26, 2016 of its de-listing from the NYSE, management engaged a third party valuation firm to prepare the first step of the two-step goodwill impairment test as of March 31, 2016.  Based on the preliminary results of this first step test, management has made a preliminary assessment that it is more likely than not that the Company may record a material non-cash goodwill impairment charge in the first quarter of 2016 or the fourth quarter of 2015.  The Company has not concluded that it has a goodwill impairment or the amount of the impairment, if applicable.  In connection with the preparation of its 2014 consolidated financial statements, the Company performed a similar first step of the two-step goodwill impairment test as of December 31, 2014, and has concluded there was no impairment of goodwill as of that date.

We use income and market approaches to determine the fair value of a reporting unit.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

The fair value of acquired customer intangibles is estimated using an excess earnings model.  Key assumptions utilized in the valuation model include pro-forma projected cash flows adjusted for market-participant assumptions, forecasted customer retention curve, and discount rate.  Customer intangibles are amortized, using the straight-line method over an estimated useful life of ten to fourteen years.  The fair value associated with trade names is estimated using the relief-from-royalty method.  These assets, some of which have indefinite lives, are primarily included in the Products & Services segment.  Indefinite lived intangible assets are assessed for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances occur which indicate the carrying value might not be recoverable.  Intangible assets with definite lives are amortized over their estimated useful lives of one to ten years.  The fair value of non-compete agreements are estimated using a discounted cash flow model.  The related intangible assets are amortized, using the straight-line method, over their term which ranges from two to five years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to seventeen years.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes.  Under this method, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax bases of our assets and liabilities.  The Company recognizes a valuation allowance on deferred tax assets if it is more likely than not that the assets will not be realized in future years.  Interest and penalties, when applicable, are recorded within the income tax provision.  Significant accounting judgment is required in determining the provision for income taxes and related consolidated balance sheet accounts.

The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities.  In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain.  In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities.  In these cases, the Company records the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.  The Company records the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  If not paid, the liability for uncertain tax positions is generally recorded as a reduction of income tax expense at the earlier of the period when the position is effectively settled or when the statute of limitations has expired.  Although the Company believes its estimates are reasonable, actual results could differ from these estimates.

The Company has recorded valuation allowances against certain deferred tax assets.  The Company will continue to monitor the realization of its deferred tax assets, and accordingly, the Company may record additional valuation allowances in future periods. Increases to the valuation allowance would result in additional income tax expense in the period recorded, whereas future releases of the valuation allowance, if any, would result in a reduction of income tax expense.

Recent Accounting Pronouncements

Identified below are recent accounting pronouncements that are either expected to have more than a minimal impact on our consolidated financial position and results of operation, or that we are still assessing to determine their impact.  A complete list of recent accounting pronouncements is included under “Recent Accounting Pronouncements” in Note C — “Significant Accounting Policies” contained in the Notes to the consolidated financial statements in this Annual Report on Form 10-K.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-7, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  This ASU is effective for the Company’s fiscal year 2018, including interim periods.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test.  Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value.  The amendments in this ASU are effective for us in fiscal year 2020 with early adoption permitted beginning in 2017.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU provides guidance on presenting restricted cash in the statement of cash flows.  Restricted cash and cash equivalents are to be included in cash and cash equivalents when reconciling the changes during the period, while separately identifying the changes in restricted cash and cash equivalents.  This ASU is effective for the Company’s fiscal year 2018, including interim periods and will require a retrospective transition.  Early adoption is permitted.  The adoption of this standard will add restricted cash into the cash and cash equivalent totals on the statement of cash flows.  As of December 31, 2014 and 2013, the Company held $3.8 million and $3.7 million, respectively, of restricted cash balances which were presented within Other Current Assets on the Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for the Company’s fiscal year 2017.  We anticipate the primary impact of adopting ASU 2016-9 will be the recognition of excess tax benefits and tax deficiencies resulting from our stock awards to be included in our provision for income taxes, whereas previously these amounts were taken directly to additional paid-in capital.  Additionally, these amounts are required to appear in the statement of cash flow under operating activities, whereas previously these amounts were reported as financing activities.  We do not anticipate any impact to our classification of awards as either equity or liabilities.  Upon adoption, we will need to elect to either estimate the number of awards that we expect to vest, or recognize future forfeitures as they occur.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842).  The amendments in this ASU revise the accounting for lease accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond twelve months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for the Company’s fiscal year 2019 and will be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  Early adoption is permitted.  The Company is currently evaluating the quantitative effect that the adoption of this ASU will have on its consolidated financial statements.  It is anticipated that there will be an increase to assets and lease liabilities for existing property leases representing our nationwide retail locations that are not already included on our balance sheet through failed sale-leaseback accounting treatment.  It is also anticipated that lease payments reported in other operating costs and general and administrative expenses will be reduced and that depreciation and amortization will increase.  In addition, cash payments representing the principle portion of the lease liability will be reported as a financing activity, and payments representing interest and variable items will be reported as an operating activity on the statement of cash flows.  Currently the Company recognizes the full lease payment as an operating expense.  The Company is currently in the process of reviewing hundreds of leases that this applies to and quantifying the amounts involved.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes, which requires that all deferred income tax assets and liabilities be presented as noncurrent in the statement of financial position.  The pronouncement is effective for our fiscal 2017 consolidated financial statements, with early application permitted.  The adoption of this guidance will result in deferred income taxes previously reported as a current asset to be reported as a non-current asset.

In April 2015, the FASB issued ASU No. 2015-5, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If an arrangement includes a software license, the accounting for the license will be consistent with other software licenses.  If the arrangement does not include a license, the arrangement will be accounted for as a service contract.  This ASU is effective on January 1, 2016 for the Company.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Interest —Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires debt issuance costs to be presented in the balance sheet as a reduction to the debt liability.  This standard was subsequently modified in August 2015 with the issuance of ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the treatment of debt issuance costs related to a line-of-credit may continue to be deferred in an asset position and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Both ASUs are effective on January 1, 2016 for the Company, with early adoption permitted.  The adoption of these standards will result in certain debt issuance costs to be moved from a non-current asset to a reduction of the associated “long-term debt” on the Company’s consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606).  This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services.  Additional disclosures are required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The FASB issued additional related ASU’s providing guidance on principal versus agent considerations, identification of performance obligations and the implementation guidance for licensing.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial adoption.  The new standard will be effective for the Company’s fiscal year 2018.  The Company is currently evaluating the impact to our consolidated financial statements, accounting systems and controls will be when adopting this new guidance.  The evaluation includes comparing our existing accounting policies, including the timing of revenue recognition under various revenue streams.  Depending on the results of our evaluation, there could be changes to the classification and timing of recognition of revenues and related costs.  The Company is also evaluating which transition method to select.

In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU changes the requirements for reporting discontinued operations to include a strategic shift that has a major effect on an entity’s operations and financial results.  Entities are required to provide additional disclosures about individually significant components that are disposed of or held for sale but do not meet the discontinued operations criteria.  The ASU is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning January 1, 2015, with early adoption permitted.  The Company will adopt this guidance beginning on January 1, 2015.

Results of Operations — Annual Periods

From 2012 through 2014, our annual consolidated results of operations were as follows (dollars in millions):

	For the Years Ended December 31,			Percent Change
	2014	(As Restated) 2013	(As Restated) 2012	2014 v. 2013	2013 v. 2012

Net revenue	$1,012.1	$975.8	$923.5	3.7%	5.7%

Material costs	324.3	302.0	285.9	7.4%	5.6%
Personnel costs	353.6	325.8	299.0	8.5%	9.0%
Other operating costs	136.9	115.7	110.8	18.3%	4.4%
General and administrative expenses	86.3	78.7	81.2	9.7%	(3.1)%
Professional accounting and legal fees	44.8	5.8	4.9	672.4%	18.4%
Depreciation and amortization	38.9	34.2	32.6	13.7%	4.9%
Operating expenses	984.8	862.2	814.4	14.2%	5.9%
Income from operations	27.3	113.6	109.1	(76.0)%	4.1%

Interest expense, net	28.3	30.6	34.6	(7.5)%	(11.6)%
Extinguishment of debt	—	6.7	—	(100.0)%	100.0%
(Loss) income from continuing operations before income taxes	(1.0)	76.3	74.5	(101.3)%	2.4%
Provision for income taxes	2.0	30.4	26.2	(93.4)%	16.0%
(Loss) income from continuing operations	(3.0)	45.9	48.3	(106.5)%	(5.0)%
Loss from discontinued operations, net of income taxes	(16.0)	(5.4)	(0.3)	196.3%	1700.0%
Net (loss) income	$(19.0)	$40.5	$48.0	(146.9)%	(15.6)%

Material costs, personnel costs and other operating costs reflect expenses we incur in connection with our delivery of care through our clinic locations and other patient care operations, or distribution of products and services, and exclude expenses incurred in connection with general and administrative activities.  General and administrative expenses reflect expenses we incur in the general management and administration of our businesses that are not directly attendant to the operation of our clinics or provision of products and services.

Due to the substantial amount and increase in the expenses we incur for professional accounting and legal services, we separately reflect this category.  We have incurred increases in these expenses primarily in connection with the Restatement, the Investigation and in connection with our accounting and remedial activities associated with the Material Weaknesses.  We currently anticipate that these expenses will remain significant in comparison to a normal level of expenditure at least through 2017.

During the years 2012 through 2014, our operating expenses as a percentage of net revenue were as follows:

	For the Years Ended December 31,
	2014	(As Restated) 2013	(As Restated) 2012

Material costs	32.0%	30.9%	31.0%
Personnel costs	34.9%	33.4%	32.4%
Other operating costs	13.7%	11.9%	12.0%
General and administrative expenses	8.5%	8.1%	8.8%
Professional accounting and legal fees	4.4%	0.6%	0.5%
Depreciation and amortization	3.8%	3.5%	3.5%
Operating expenses	97.3%	88.4%	88.2%

Due to the increasing rate of disallowed revenue experienced during the periods encompassed by this Annual Report on Form 10-K and to assist in evaluating the comparability of the Company’s expense trends, the following table provides our adjusted gross revenue (non-GAAP), disallowed revenue (non-GAAP) and net revenue for each year (dollars in millions, unaudited), as well as our expenses as a percentage of adjusted gross revenue.

	For the Years Ended December 31,
	2014	(As Restated) 2013	(As Restated) 2012

Net revenue	$1,012.1	$975.8	$923.5
Disallowed revenue	82.3	65.6	46.3
Adjusted gross revenue	$1,094.4	$1,041.4	$969.8

Material costs	29.6%	29.0%	29.5%
Personnel costs	32.3%	31.3%	30.8%
Other operating costs	12.5%	11.1%	11.4%
General and administrative expenses	7.9%	7.5%	8.4%
Professional accounting and legal fees	4.1%	0.6%	0.5%
Depreciation and amortization	3.6%	3.3%	3.4%
Operating expenses	90.0%	82.8%	84.0%

During the previous three years, the number of patient care clinics and satellite clinics we operated have been as follows:

	As of December 31,
	2014	2013	2012

Patient Care Clinics	767	760	749
Satellite Clinics	120	117	118
Total Clinics	887	877	867

Patient care clinics reflect locations that are licensed as a primary location to provide O&P services and which are fully-staffed and open throughout a typical operating week.  To facilitate patient convenience, we also operate satellite clinics.  These are remote locations associated with a primary care clinic, utilized to see patients and are open for operation less than a full-time basis during a typical operating week.

Year ended December 31, 2014 compared with the year ended December 31, 2013

Net revenue.  Net revenue for the year ended December 31, 2014 increased by $36.3 million, or 3.7%, to $1,012.1 million from $975.8 million for the year ended December 31, 2013.  Our net revenue by operating segment, after elimination of intersegment activity, was as follows (dollars in millions):

	For the Years Ended December 31,
	2014	(As Restated) 2013	Change	Percent Change

Patient Care	$837.1	$803.2	$33.9	4.2%
Products & Services	175.0	172.6	2.4	1.4%
Net revenue	$1,012.1	$975.8	$36.3	3.7%

The increase in net revenue for the year ending December 31, 2014 was principally the result of a $42.1 million increase in revenue related to patient care acquisitions completed in 2014 and the benefit of having a full year effect of acquisitions completed during 2013.  The Company also benefited from $5.8 million increase in net revenue from clinics which we consider to be non-comparable to their prior year operations due to the effects of clinic consolidations.  These increases in net revenue were partially offset by a decline in same clinic revenues of $13.2 million, or 1.7%.  This decline in same clinic revenues related directly to a significant increase in disallowed revenue in 2014 as compared with 2013.  As discussed above, in 2014, the Company’s net revenues were adversely affected by increases in the portion of revenue being disallowed by payors of our health care claims.  These disallowances arose primarily due to decreases in our effectiveness in the administrative tasks associated with determining eligibility, documenting and preparing claims for submission to payors.  A key contributing factor to our decline in the performance of these duties in 2014 related to difficulties we encountered in connection with our implementation of a new patient management and electronic health record system within our Patient Care segment in 2014 (please refer to the discussion regarding “new systems implementation” above).  Due to these difficulties, the Company halted its implementation process at the conclusion of the third quarter of 2014 after the system had been installed at approximately one third of its clinic locations.  In addition to this decrease in same clinic revenue, net revenue in our Patient Care segment also decreased by $0.8 million due to a decline in our CARES business.  In our Products & Services segment, growth of $7.5 million in the sales of componentry through our distribution business was partially offset by a decline of $5.1 million in our therapeutic services line of business in 2014 compared to 2013, resulting in overall growth of $2.4 million in 2014 compared to 2013.  The 2014 decline in our therapeutic services line of business was primarily the result of a sale of $6.6 million in equipment in 2013 that did not recur in 2014.

Material costs.  Material costs for the year ended December 31, 2014 were $324.3 million, which reflected an increase of $22.3 million, or 7.4%, over $302.0 million for the same period in the prior year.  Our material costs by operating segment, after elimination of intersegment activity, were as follows (dollars in millions):

	For the Years Ended December 31,
	2014	(As Restated) 2013	Change	Percent Change

Patient Care	$240.7	$226.6	$14.1	6.2%
Products & Services	83.6	75.4	8.2	10.9%
Material costs	$324.3	$302.0	$22.3	7.4%

Percent of net revenue	32.0%	30.9%
Percent of adjusted gross revenue	29.6%	29.0%

Material costs increased in our Patient Care segment primarily due to the effect of acquisitions.  Increases in material costs on a percent of net revenue basis relate primarily to increased levels of disallowed revenue in 2014 as compared with 2013.  Excluding the effect of disallowed revenue, when comparing the material costs to adjusted gross revenue, the Company’s material costs increased to 29.6% of adjusted gross revenue in 2014 as compared to 29.0% in 2013.  This increase in material costs relative to adjusted gross revenue relates primarily to there being an increased mix of orthotic products and services being provided in 2014 as compared to 2013.  Orthotic devices generally have a higher material costs to revenue rate than prosthetic devices.  Increased material costs related to the Products & Services segment relate to the increased sales through our distribution line of business.

Personnel costs.  Personnel costs for the year ended December 31, 2014 increased by $27.8 million to $353.6 million from $325.8 million for the year ended December 31, 2013.  Our personnel costs by operating segment were as follows (dollars in millions):

	For the Years Ended December 31,
	2014	(As Restated) 2013	Change	Percent Change

Patient Care	$305.7	$279.1	$26.6	9.5%
Products & Services	47.9	46.7	1.2	2.6%
Personnel costs	$353.6	$325.8	$27.8	8.5%

Percent of net revenue	34.9%	33.4%
Percent of adjusted gross revenue	32.3%	31.3%

Personnel costs for the Company’s Patient Care segment increased by $26.6 million, or 9.5%, as compared to those reported in 2013.  This growth related to increases in staffing associated with clinics acquired in 2014, increases in clinic support staffing, increases in average compensation and increases in contract labor totaling $23.1 million.  We additionally increased our personnel costs by $4.9 million associated with the implementation of the new patient management and electronic health record system and to commence the establishment of its centralized revenue cycle management operations.  These increases were partially offset by decreases of $1.3 million in bonus and commission expenses and other decreases of $0.1 million.  Increases in clinic support personnel primarily relate to increases in daily workload associated with patient documentation, the implementation of the new system and claims submission activities.  Within our Products & Services segment, we had relatively consistent staffing levels in 2014 as compared with 2013, and increases in the personnel costs of this segment primarily related to increased rates of compensation.

Other operating costs.  Other operating costs, which are comprised primarily of facilities costs, bad debt, office-related expenses and reimbursable employee expenses, increased by $21.2 million for the year ended December 31, 2014 to $136.9 million from $115.7 million for the year ended December 31, 2013.  The most significant increase in our other operating costs related to an increase in our bad debt expense, which grew to $11.6 million in 2014 as compared with $5.0 million in 2013, reflecting an increase of $6.6 million.  Bad debt expense was 1.1% of adjusted gross revenue in 2014 compared to 0.5% in 2013.  This increase related primarily to the increased reimbursement issues described previously as well as the unfavorable effects of our implementation of the new patient management and electronic health record system.  Additionally, our other operating costs increased due to: (i) $6.7 million due to growth in our facility costs, (ii) a $2.2 million charge associated with the impairment of CARES property plant and equipment related to our planned discontinuance of the business in 2015, (iii) a $2.2 million charge associated with an adverse product purchase commitment and (iv) $3.5 million in other office-related expense increases.  Increases in facility costs and office-related expenses arose in part due to the effect of the Company’s acquisitions.

General and administrative expenses.  General and administrative expenses increased by $7.6 million, or 9.7%, in 2014 as compared to the prior year.  Increased personnel compensatory costs, including taxes and benefits, related primarily to increased staffing associated with the Company’s accounting and IT functions, contributed to $2.5 million of this growth in general and administrative expenses.  The Company also incurred a $2.5 million increase in contract labor, primarily to address staffing needs in accounting and financial reporting.  Other factors contributing to increased general and administrative expenses were: (i) increased technology expenses of $0.9 million associated with the implementation of the new patient management and electronic health record system, (ii) increased facility costs of $1.6 million due to an increase in rent expense and increases in utilities and property taxes on leased properties and (iii) increases in other expenses of $0.1 million.

Professional accounting and legal fees.  Due to its Restatement and financial accounting remediation processes, the Company incurred a substantial increase in the fees that it paid for professional accounting and legal services relating to 2014.  These fees increased by $39.0 million during 2014.  We recognize the cost related to our independent audits in the year to which the audit work pertains.  Accordingly, the majority of the costs incurred in 2014 relate to the audit of the consolidated financial statements included within this Form 10-K.  In connection with our Restatement of prior periods, our Material Weaknesses, our research and reconstruction of prior accounting records, our preparation of the 2014 consolidated financial statements and the Investigation performed in connection with our accounting difficulties, we incurred substantial additional expenses for legal and accounting professionals which we estimate totaled $97.5 million during the period of 2014 through 2016.  Although the majority of these professionals assisted us in facilitating our completion of our 2014 consolidated financial statements, these expenditures were incurred and will be reported during 2014, 2015, 2016, and 2017 in which these services were rendered and affected our cash flow from operations in those subsequent periods.

Depreciation and amortization.  Depreciation and amortization for the year ended December 31, 2014 was $38.9 million versus $34.2 million for the year ended December 31, 2013.  The increase was principally due to the Company’s implementation of the new patient management and electronic health record system, which contributed $1.9 million to the total increase of $4.7 million in depreciation and amortization expense.  The effect of depreciation and amortization from acquisitions contributed a further $2.3 million to these expenses.

Income from operations.  Income from operations decreased by $86.3 million to $27.3 million for the year ended December 31, 2014 as compared to $113.6 million in the year ended December 31, 2013.  The decrease was primarily due to increases in professional accounting and legal fees of $39.0 million, the increase in disallowed revenue and bad debt expenses of $23.3 million, the increase in personnel costs associated with the Company’s establishment of a centralized revenue cycle management function and the other expense increases discussed above.  While the Company did show growth in net revenue of $36.3 million during the year, this growth related primarily to the favorable effect of revenue growth from acquisitions that occurred in 2014 and 2013.

Interest expense, net.  Interest expense for the year ended December 31, 2014 decreased to $28.3 million, compared to $30.6 million for the year ended December 31, 2013.  The decrease resulted from the interest savings from the refinancing that occurred in the second quarter of 2013 as well as a reduction of outstanding borrowings.

Extinguishment of debt.  In conjunction with our bank credit facility refinancing, in 2013, we incurred a charge of approximately $6.7 million related to the write-off existing debt issuance cost associated with our previous credit agreements.  The Company undertook no refinancing activities in 2014, and there were accordingly no charges during that year.

Provision for income taxes.  An income tax provision of $2.0 million was recognized for the year ended December 31, 2014, compared to $30.4 million for the same period of the prior year.  This reduction in income tax was primarily due to the Company having substantially lower income from continuing operations before income taxes.  Our effective tax rate was (202.9%) and 39.8% for 2014 and 2013, respectively.  The 2014 effective tax rate was primarily impacted by the relatively small loss from continuing operations before income taxes and the increase in the valuation allowance on certain state loss carry forwards, which are expected to expire before utilization, partially offset by the benefit from federal research and development credits.

Loss from discontinued operations, net of income taxes.  Our net loss from the discontinued operations of Dosteon during the year ended December 31, 2014 was $16.0 million, which compared to a net loss of $5.4 million during the year ended December 31, 2013.  Included in the net loss for the year ended December 31, 2014 was $8.2 million in related impairment charges.  The Company announced its intention to dispose of its Dosteon business and this line of business was recognized as a discontinued operation at December 31, 2014.

Net (loss) income.  Our net loss for the year ended December 31, 2014 was $19.0 million, or $(0.54) per diluted share, compared to net income of $40.5 million, or $1.15 per diluted share, for the year ended December 31, 2013.  This was primarily due to the effects of the professional accounting and legal fees, increases in disallowed revenue, losses occurred in connection with the Company’s discontinued operations and other increases in expenses discussed above.

Year ended December 31, 2013 compared with the year ended December 31, 2012

Net revenue.  Net revenue for the year ended December 31, 2013 was $975.8 million, which reflected an increase of $52.3 million, or 5.7%, compared to the $923.5 million in 2012.  Our net revenue by operating segment, after elimination of intersegment activity, was as follows (dollars in millions):

	For the Years Ended December 31,
	(As Restated) 2013	(As Restated) 2012	Change	Percent Change

Patient Care	$803.2	$752.4	$50.8	6.8%
Products & Services	172.6	171.1	1.5	0.9%
Net revenue	$975.8	$923.5	$52.3	5.7%

The increase in net revenue for the year ending December 31, 2013 was primarily the result of a $49.7 million increase in revenue related to patient care acquisitions completed in 2013 and the full year effect of acquisitions completed during 2012.  The Company also benefited from a $7.2 million, or 1.0%, increase in same clinic net revenue.  This rate of same clinic growth reflects the negative impact from an underlying increase in the rate of disallowed revenue in 2013 as compared to 2012.  As discussed above, under the caption “Net revenue” for the Year ended December 31, 2014 compared with the year ended December 31, 2013, since 2010 the Company’s net revenues have been increasingly adversely affected by growth in the portion of revenue being disallowed by payors of our health care claims.  These disallowances have arisen primarily due to decreases in our effectiveness in the administrative tasks associated with determining eligibility, documenting and preparing claims for submission to payors.  Additionally, growth from acquisitions in our Patient Care segment was also offset by revenue declines of $5.9 million in our CARES business and a $0.2 million decline in the revenues we derive from our network contract management services.  In our Products & Services segment, we benefited from a non-routine sale of $6.6 million in equipment in our therapeutic services line of business in 2013.  This sale, coupled with $2.4 million in other growth from this line of business, offset a decline of $7.5 million in net revenue in our distribution business, resulting in net revenue growth of $1.5 million for the Products & Services operating segment.  The decline we experienced in sales from our distribution business related principally to the impact of the acquisition of independent O&P providers who were past customers of the distribution unit.

Material costs.  Material costs for the year ended December 31, 2013 were $302.0 million, which reflected an increase of $16.1 million, or 5.6%, over $285.9 million for the same period in the prior year.  Material costs by operating segment, after elimination of intersegment activity, was as follows (dollars in millions):

	For the Years Ended December 31,
	(As Restated) 2013	(As Restated) 2012	Change	Percent Change

Patient Care	$226.6	$205.5	$21.1	10.3%
Products & Services	75.4	80.4	(5.0)	(6.2)%
Material costs	$302.0	$285.9	$16.1	5.6%

Percent of net revenue	30.9%	31.0%
Percent of adjusted gross revenue	29.0%	29.5%

Increases in material costs in our Patient Care segment were principally due to effect of acquisitions.  Although these costs were equivalent as a percentage of the Company’s net revenue in 2013 as compared with 2012, they declined slightly after taking into account the increased rate of disallowed revenue we experienced in 2013 as compared with 2012.  This slight decrease in relative costs related primarily to changes in our product mix.  In 2013, the portion of our revenue that related to orthotic devices decreased to 45% from 46% in 2012.  Orthotic devices generally have higher relative material costs rate to revenue than prosthetic devices.  During the year, we experienced a decrease in the material costs related to the Products & Services segment due primarily to the decline in third party sales discussed above.

Personnel costs.  Personnel costs for the year ended December 31, 2013 increased by $26.8 million to $325.8 million from $299.0 million for the year ended December 31, 2012.  Our personnel costs by operating segment were as follows (dollars in millions):

	For the Years Ended December 31,
	(As Restated) 2013	(As Restated) 2012	Change	Percent Change

Patient Care	$279.1	$252.6	$26.5	10.5%
Products & Services	46.7	46.4	0.3	0.6%
Personnel costs	$325.8	$299.0	$26.8	9.0%

Percent of net revenue	33.4%	32.4%
Percent of adjusted gross revenue	31.3%	30.8%

Personnel costs for the Company’s Patient Care segment increased by $26.5 million, or 10.5%, compared to those reported in 2012.  These increases were primarily the result of our acquisitions, coupled with growth in average compensation and increases in contract labor, which added $19.7 million to the expenses for this segment.  Additionally, our benefits and taxes increased at a faster rate than our personnel costs.  In our Patient Care segment, we experienced a $6.8 million, or 17.4%, increase in benefits and taxes.  This growth was in part due to the implementation of an increase in our 401(k) match, an increase in workers’ compensation claims and an increase in our medical plan costs.  In our Products & Services segment, decreases in the staffing of our distribution business partially offset other employee compensation growth for this segment.  Our total products and services staff decreased by approximately 3.8% as compared to the prior year.

Other operating costs.  Other operating costs, which are comprised primarily of facilities costs, bad debt, office-related expenses and reimbursable employee expenses, were $115.7 million in 2013, which reflected a $4.9 million, or 4.4%, increase over the $110.8 million incurred in 2012.  During 2013, expenses for rent and utilities increased by $6.0 million and our technology and telecommunications related expenses increased by $1.4 million.  These increases primarily related to the effects of the Company’s acquisitions.  The Company additionally incurred an increase of $0.6 million, or 13.6%, in its bad debt expenses.  The factors which caused our bad debt expenses to increase are discussed more fully above under the caption “Net revenue” for the Year ended December 31, 2014 compared with the year ended December 31, 2013.  These expense increases were partially offset by a decrease in third party service costs of $1.6 million, general liability insurance and property taxes of $0.9 million and other office related expenses of $0.6 million.

General and administrative expenses.  During 2013, our general and administrative expenses decreased by $2.5 million, or 3.1% to $78.7 million compared to $81.2 million in 2012.  This decrease was primarily driven by a $5.5 million decrease in bonus and other incentive compensation and $0.5 million in decreases related to facilities costs.  These decreases were partially offset by $3.5 million in increased salaries, benefits and payroll taxes associated with increases in the Company’s staffing in corporate functions.

Professional accounting and legal fees.  Professional accounting and legal fees increased by $0.9 million, or 18.4%, in 2013 to $5.8 million, compared to $4.9 million in 2012.  This increase related primarily to increased legal fees incurred in connection with the Company’s initial review and responses to the inquiries the SEC made with respect to certain of the Company’s accounting policies regarding inventories and accounts receivable allowances.

Depreciation and amortization.  Depreciation and amortization for the year ended December 31, 2013 was $34.2 million compared with $32.6 million for the year ended December 31, 2012.  This $1.6 million, or 4.9%, increase was primarily due to the effects of the Company’s 2012 acquisitions, which accounted for approximately $1.2 million in increased depreciation and amortization expense during that year.

Income from operations.  Income from operations increased by $4.5 million to $113.6 million for the year ended December 31, 2013 compared to $109.1 million in the year ended December 31, 2012.  This increase was primarily due to the earnings contributions of the Company’s acquisitions completed during 2013 and the favorable full-year effects of acquisitions completed in 2012.  As discussed above, clinic acquisitions contributed to a $49.7 million increase in revenue during 2013 compared with 2012.  This increase was offset by increases in personnel and other operating costs, professional accounting and legal fees, and depreciation and amortization.

Interest expense, net.  Interest expense for the year ended December 31, 2013 decreased by $4.0 million to $30.6 million, compared to $34.6 million for the year ended December 31, 2012.  The decrease resulted from the interest savings from the refinancing that occurred in the second quarter of 2013 as well as a reduction of outstanding borrowings.

Extinguishment of debt.  In conjunction with our bank credit facility refinancing in 2013 we incurred a charge of approximately $6.7 million related to the write-off existing debt issuance cost associated with our previous credit agreements.  The Company undertook no refinancing activities in 2012 and, accordingly, there were no charges during that year.

Provision for income taxes.  An income tax provision of $30.4 million was recognized for the year ended December 31, 2013, compared to $26.2 million for the prior year.  This increase in the income tax provision was primarily due to increases in liabilities for uncertain tax positions and interest recorded in 2013.  Our effective tax rate was 39.8% and 35.2% for 2013 and 2012, respectively.

Loss from discontinued operations, net of income taxes.  Our net loss from the discontinued operations of Dosteon during the year ended December 31, 2013 was $5.4 million, which compared to a net loss of $0.3 million during the year ended December 31, 2012.

Net income.  Our net income for the year ended December 31, 2013 decreased to $40.5 million, or $1.15 per diluted share, compared to a net income of $48.0 million, or $1.38 per diluted share, for the year ended December 31, 2012, primarily due to an increase in loss from discontinued operations.

Results of Operations — Quarterly Periods (Unaudited)

Our quarterly results of operations for 2014 and the comparative quarters in 2013 were as follows (dollars in millions):

	For the Quarters Ended,
	Unaudited
	2014				2013
	Dec. 31	Sep. 30	(As Restated) Jun. 30	(As Restated) Mar. 31	(As Restated) Dec. 31	(As Restated) Sep. 30	(As Restated) Jun. 30	(As Restated) Mar. 31

Net revenue	$278.9	$261.7	$255.6	$215.9	$255.0	$253.2	$253.7	$213.8

Material costs	86.4	86.2	81.1	70.6	77.8	78.9	77.3	68.0
Personnel costs	93.5	89.1	88.7	82.2	83.7	82.1	82.8	77.1
Other operating costs	35.5	34.6	34.4	32.3	27.5	28.6	28.7	31.1
General and administrative expenses	22.4	21.8	22.5	19.6	21.8	19.1	21.2	16.5
Professional accounting and legal fees	19.8	21.0	2.6	1.5	1.2	1.7	1.5	1.4
Depreciation and amortization	10.0	9.8	9.8	9.3	8.5	8.5	8.8	8.4
Operating expenses	267.6	262.5	239.1	215.5	220.5	218.9	220.3	202.5
Income (loss) from operations	11.3	(0.8)	16.5	0.4	34.5	34.3	33.4	11.3

Interest expense, net	7.2	7.3	7.1	6.8	6.3	6.9	8.6	8.7
Extinguishment of debt	—	—	—	—	—	—	6.6	—
Income (loss) from continuing operations before income taxes	4.1	(8.1)	9.4	(6.4)	28.2	27.4	18.2	2.6
Provision (benefit) for income taxes	1.3	(10.1)	10.8	(0.1)	13.1	9.8	6.7	0.8
Income (loss) from continuing operations	2.8	2.0	(1.4)	(6.3)	15.1	17.6	11.5	1.8
(Loss) income from discontinued operations, net of income taxes	(6.2)	(10.8)	4.6	(3.7)	(3.1)	(2.1)	(0.3)	—
Net (loss) income	$(3.4)	$(8.8)	$3.2	$(10.0)	$12.0	$15.5	$11.2	$1.8

During these periods, our operating expenses as a percentage of net revenue were as follows (unaudited):

	For the Quarters Ended,
	2014				2013
	Dec. 31	Sep. 30	(As Restated) Jun. 30	(As Restated) Mar. 31	(As Restated) Dec. 31	(As Restated) Sep. 30	(As Restated) Jun. 30	(As Restated) Mar. 31

Material costs	31.0%	32.9%	31.7%	32.7%	30.5%	31.2%	30.5%	31.8%
Personnel costs	33.5%	34.0%	34.7%	38.1%	32.8%	32.4%	32.6%	36.1%
Other operating costs	12.7%	13.3%	13.5%	14.9%	10.8%	11.3%	11.3%	14.5%
General and administrative expenses	8.0%	8.4%	8.8%	9.1%	8.6%	7.5%	8.3%	7.7%
Professional accounting and legal fees	7.1%	8.0%	1.0%	0.7%	0.5%	0.7%	0.6%	0.7%
Depreciation and amortization	3.6%	3.7%	3.8%	4.3%	3.3%	3.4%	3.5%	3.9%
Operating expenses	95.9%	100.3%	93.5%	99.8%	86.5%	86.5%	86.8%	94.7%

Material costs, personnel costs and other operating costs reflect expenses we incur in connection with our delivery of care through our clinic locations and other patient care operations, or distribution of products and services, and exclude any expenses incurred in connection with general and administrative activities.  General and administrative expenses reflect expenses we incur in the general management and administration of our businesses that are not directly attendant to our operation of our clinics or provision of products and services.

Due to the substantial expenses we incurred for professional accounting and legal services, we separately reflect this category.  We have incurred increases in these expenses primarily in connection with the Restatement, the Investigation and in connection with our accounting and remediation activities associated with the Material Weaknesses.  We currently anticipate that these expenses will remain significant at least through 2017.

Due to the increasing rate of disallowed revenue experienced during the periods encompassed by this Annual Report on Form 10-K, to assist in evaluating the comparability of the Company’s expense trends, the following table provides our adjusted gross revenue, disallowed revenue and net revenue for each year, as well as our expenses as a percentage of adjusted gross revenue (dollars in millions, unaudited).

	For the Quarters Ended,
	2014				2013
	Dec. 31	Sep. 30	(As Restated) Jun. 30	(As Restated) Mar. 31	(As Restated) Dec. 31	(As Restated) Sep. 30	(As Restated) Jun. 30	(As Restated) Mar. 31

Net revenue	$278.9	$261.7	$255.6	$215.9	$255.0	$253.2	$253.7	$213.8
Disallowed revenue	18.9	19.9	23.9	19.7	23.3	15.9	13.3	13.2
Adjusted gross revenue	$297.8	$281.6	$279.5	$235.6	$278.3	$269.1	$267.0	$227.0

Material costs	29.0%	30.6%	29.0%	30.0%	28.0%	29.3%	29.0%	30.0%
Personnel costs	31.4%	31.6%	31.7%	34.9%	30.1%	30.5%	31.0%	34.0%
Other operating costs	12.0%	12.3%	12.3%	13.8%	9.8%	10.6%	10.7%	13.7%
General and administrative expenses	7.5%	7.7%	8.1%	8.3%	7.8%	7.1%	7.9%	7.2%
Professional accounting and legal fees	6.6%	7.5%	0.9%	0.6%	0.4%	0.6%	0.6%	0.6%
Depreciation and amortization	3.4%	3.5%	3.5%	3.9%	3.1%	3.2%	3.3%	3.7%
Operating expenses	89.9%	93.2%	85.5%	91.5%	79.2%	81.3%	82.5%	89.2%

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Net revenue.  Net revenue for the three month period ended December 31, 2014 increased $23.9 million, or 9.4%, to $278.9 million compared to $255.0 million for the same period of 2013.  This net revenue increase was driven by an $18.9 million, or 8.8%, increase in sales in the Patient Care segment as well as a $5.0 million, or 12.4% increase in net revenue in the Products & Services segment.  The $18.9 million increase in Patient Care segment net revenue was due principally to an $11.3 million increase from clinics acquired during 2014.  Within the Company’s Hanger Clinic operations, same clinic sales grew by $8.3 million, or 4.2%, during the quarter.  A decline in net revenue from the Company’s CARES business and other lesser factors offset these increases by $1.8 million.  Growth in Products & Services segment net revenues was primarily the result of stronger sales from the Company’s distribution line of business, which contributed $3.6 million of the $4.9 million increase in this segment.  The remainder related to growth in the Company’s therapeutic services business.

Material costs.  Material costs for the three month period ended December 31, 2014 were $86.4 million, which reflected an increase of $8.6 million, or 11.1%, from $77.8 million for the three month period ended December 31, 2013.  Material costs as a percentage of net revenue increased to 31.0% for the quarter ended December 31, 2014 compared with 30.5% in the prior year period.  The Company had a favorable decrease of $4.4 million in disallowed revenue during the December 2014 quarter compared to the same period in the prior year.  Excluding the effects of disallowed revenue, the Company’s material costs increased to 29.0% of adjusted gross revenue compared with 28.0% in the prior year period.  We believe this increase primarily relates to a change in product mix within our Patient Care segment towards orthotics products, which have a higher relative material costs than prosthetic devices.  Additionally, growth in the revenue of our distribution business also contributed to a significant portion of our material cost growth and had a corresponding adverse effect on our material costs as a percentage of adjusted gross revenue.

Personnel costs.  Personnel costs for the three month period ended December 31, 2014 increased by $9.8 million to $93.5 million from $83.7 million in the same period of the prior year.  This increase in personnel costs primarily related to increases in costs within our Patient Care segment, which contributed to $9.0 million of this expense growth.  Of the $9.8 million increase, we incurred a $6.7 million increase in salaries, benefits and taxes.  In addition to growth due to merit increases, the Company’s salary costs also grew due to the effect of additional personnel from the acquisitions we completed in 2014.  Additionally, we substantially increased our use of temporary labor in the fourth quarter of 2014 as compared to the same period in the prior year, primarily due to the increased administrative demands we experienced associated with our implementation of the new patient management and electronic health record system in 2014, and to offset the effects of employee turnover in clinic support personnel.  Costs associated with use of these additional resources increased by $2.8 million compared with the prior year.  Our bonus, commission and other costs contributed to the remaining growth of $0.3 million in personnel expenses.

Other operating costs.  Other operating costs, which are composed primarily of facility costs, bad debt expense and office-related expenses, increased $8.0 million, or 29.1% to $35.5 million for the three month period ended December 31, 2014 compared to $27.5 million for same period in the prior year.  Approximately $3.9 million of this increase arises primarily from increased rent, utilities and other occupancy costs related to acquisitions we completed during the year.  During the quarter, office-related expenses increased by $2.5 million, also primarily due to the effect of acquisitions.  For the three month period ended December 31, 2014, our bad debt expense increased by $0.9 million to $2.5 million, compared with $1.6 million in the prior year period.  During the fourth quarter, we also incurred $0.7 million associated with the impairment of property and equipment of our CARES business in connection with our decision to discontinue this line of business.

General and administrative expenses.  During the three month period ended December 31, 2014, our general and administrative expenses were $22.4 million compared with $21.8 million for the three month period ending December 31, 2013, reflecting an increase of $0.6 million, or 2.8%.  The primary contributing factor to this increase related to the expansion of our corporate office space during the fourth quarter of the year.  We chose to increase our space primarily due to the increased administrative demands associated with our financial accounting remediation, initial establishment of a centralized revenue management cycle function, and financial statement preparation related activities.

Professional accounting and legal fees.  We experienced a substantial increase in the fees we incurred for professional accounting and legal fees in the fourth quarter of 2014 compared to the same period of the prior year.  These fees were $19.8 million for the three month period ending December 31, 2014 compared with $1.2 million in the prior year period.  We recognize the cost related to our independent audit in the year in which their audit services relate, and most of this increase related to these audit costs.  Since the Restatement and financial accounting remediation process began in the third quarter of 2014, substantially all of the increase in professional accounting fees are recognized in the third and fourth quarters of 2014.  The fees for other professional accounting and legal firms who performed services in connection with the Company’s financial accounting remediation and the Investigation, are recognized primarily in periods subsequent to 2014, at the time the services were provided.

Depreciation and amortization.  Depreciation and amortization for the three month period ended December 31, 2014 was $10.0 million, which reflected an increase of $1.5 million, or 17.6%, compared with the $8.5 million reported during the same period in the prior year.  Of this amount, $0.4 million of the increase related to increased depreciation expense associated with the commencement of its use of our new patient management and electronic health record system in our Patient Care segment during 2014.  In addition to the effects of capital expenditures, the remainder of this increase also relates to the effects of acquisitions completed during the course of the year.

Income from operations.  Income from operations decreased $23.2 million, to $11.3 million, for the three months ended December 31, 2014 compared to $34.5 million for the three months ended December 31, 2013.  This decrease primarily related to the $18.6 million increase in professional accounting and legal fees, as well as increased staffing and facilities costs, in part due to the adverse effects of the implementation of the new patient management and electronic health record system as well as the onset of cost increases associated with the establishment of the Company’s revenue cycle management function and expansion of its corporate facilities space to accommodate increased administrative and financial statement remediation demands.

Interest expense, net.  Interest expense increased to $7.2 million from $6.3 million for the three month period ended December 31, 2014 compared with the prior year period.  This increase was due to increased borrowings on the Company’s revolving line of credit during the three month period ended December 31, 2014 compared with the prior year period.

Provision for income taxes.  The provision for income taxes for the three months ended December 31, 2014 was $1.3 million, or 31.7% of income from continuing operations before taxes, compared to a provision of $13.1 million, or 46.5% of income from continuing operations before taxes, for the three month period ended December 31, 2013.  The effective tax rate consists principally of the 35% federal statutory tax rate in addition to state income taxes, less permanent tax differences.

Loss from discontinued operations, net of taxes.  Our net loss from the discontinued Dosteon operations during the three months ended December 31, 2014 was $6.2 million, compared to a net loss of $3.1 million during the three months ended December 31, 2013.  Included in the net loss for the three months ended December 31, 2014 were $4.4 million in related impairment charges.

Net (loss) income.  Net income decreased $15.4 million, to a net loss of $3.4 million, for the three month period ended December 31, 2014, from net income of $12.0 million for the three month period ended December 31, 2013.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net revenue.  Net revenue for the three month period ended September 30, 2014 was $261.7 million, which reflected an increase of $8.5 million, or 3.4%, over the $253.2 million reported for the third quarter of 2013.  Net revenue from our Patient Care segment increased by $12.8 million, or 6.3%, during the period.  This growth was the result of a $10.9 million favorable effect from acquisitions completed during 2014 and, to a lesser extent, the effect of us having a full year of operation of acquisitions completed during 2013.  Within our Patient Care segment, we also benefited from revenue growth of $2.0 million associated with clinics which we do not include in our same clinic classification due to the effect of clinic consolidations, from our network management business and from our CARES business.  These increases were partially offset by a $1.5 million, or 0.8%, decrease in same clinic sales during the quarter.  Decreased same clinic net revenue related primarily to the Company’s increased rate of disallowed revenue associated with the adverse effects of our implementation of the new patient management and electronic health record system.  During the quarter, our disallowed revenue grew to $19.9 million compared with $15.9 million during the same period in the prior year, an increase of $4.0 million, or 25.2%.  Net revenue growth of $12.8 million in our Patient Care segment was partially offset by a $4.3 million decline in our Products & Services segment.  This decrease in revenue related primarily to the effects of a $6.2 million sale of equipment in our therapeutic services business during the third quarter of 2013.  We received a total of $6.6 million from this non-routine sale in 2013, of which $0.4 million was recognized in the second quarter of that year.  Excluding the effect of this item, our Products & Services segment grew by $1.9 million in the third quarter of 2014 compared to the same period of 2013, primarily due to growth in our distribution line of business.

Material costs.  Material costs for the three month period ended September 30, 2014 were $86.2 million, which reflected an increase of $7.3 million from $78.9 million for the three month period ended September 30, 2013.  Material costs as a percentage of net revenue increased from 31.2% in the third quarter of 2013 to 32.9% in the third quarter of 2014.  On an adjusted gross revenue basis, material costs grew from 29.3% to 30.6% for each of these two respective periods.  This increase was primarily the result of a change in our mix of products towards orthotics products, which carry a higher relative material costs than compared to our prosthetic devices.  Additionally, the sales of our distribution business grew at a greater rate than did our patient care business.  Since the material costs as a percentage of revenue is higher in our distribution business than in our patient care business, this greater mix of distribution sales also contributed to our higher relative materials cost rate as a percentage of net revenue.

Personnel costs.  Personnel costs for the three month period ended September 30, 2014 were $89.1 million compared with $82.1 million in the prior year period.  This reflected an increase of $7.0 million, or 8.5%, compared to the third quarter of 2013.  This increase related entirely to growth in the personnel costs within our Patient Care segment and was comprised of a $3.9 million increase in salaries, a $2.4 million increase in cost of benefits and payroll taxes and a $0.7 million increase in contract labor and other costs within that segment.  In addition to compensatory increases associated with annual employee merit increases, our salary costs grew due to the effects of our acquisitions in 2014.  Increases in our benefits and payroll taxes outpaced our growth in salaries, and were a significant contributing factor to the overall increase in our personnel costs as a percentage of net revenue, which grew from 32.4% to 34.0%.  Finally, increases in contract labor costs relate primarily to our augmentation of clinic staff to support the increased demands associated with the implementation of our new patient management and electronic health record system, and to assist us in the management of increases in accounts receivable.

Other operating costs.  Other operating costs were $34.6 million during the third quarter of 2014, an increase of $6.0 million, or 21.0% from the third quarter of 2013.  Other operating costs are comprised of facility costs, bad debt, office expenses and other expenses which are directly attendant to the delivery of our products and services through our clinic operations and other lines of business.  The largest contributing factor to our increase in other operating costs was our allowances for bad debt expense which grew to $4.6 million for the three month period ending September 30, 2014 compared with $1.7 million for the same period in 2013.  This reflected an increase of $2.9 million.  The increase related primarily to the difficulties we encountered in managing our growing accounts receivable balances during 2014.  Additionally, in the third quarter of 2014, we incurred a $1.5 million property and equipment impairment associated with our CARES business.  Finally, during this period, primarily due to the effects of acquisitions, we experienced an increase of $1.6 million in our facility rents, utilities, occupancy and office costs.

General and administrative expenses.  General and administrative expenses were $21.8 million for the three month period ended September 30, 2014.  This compares with $19.1 million for the same period in the prior year and reflects a $2.7 million, or 14.1%, increase in these expenses.  The increase was primarily due to a $1.8 million growth in office related, travel and education expenses.  Additionally, general and administrative salaries and compensatory costs increased by $0.3 million and contract labor increased by approximately $0.6 million compared with the prior year period.

Professional accounting and legal fees.  Professional accounting and legal fees were $21.0 million for the three month period ending September 30, 2014 compared with $1.7 million during the same period of the prior year.  This substantial growth relates to our increased independent auditor costs incurred in 2014 as noted above.  Since the Restatement and financial accounting remediation process began in the third quarter of 2014, substantially all of the increase in professional accounting fees are recognized in the third and fourth quarters of 2014.  The fees for other professional accounting and legal firms who performed services in connection with the Company’s financial accounting remediation and the Investigation, are primarily recognized in periods subsequent to 2014, at the time the services were provided.

Depreciation and amortization.  Depreciation and amortization for the three month period ended September 30, 2014 was $9.8 million, which reflected an increase of $1.3 million, or 15.3%, compared with the $8.5 million reported for the same period in the prior year.  Of this amount, $0.5 million related to increased depreciation expense associated with the Company’s commencement of its use of the new patient management and electronic health record system in our Patient Care segment during 2014.  In addition to the effects of capital expenditures, the remainder of this increase also relates to the effects of acquisitions completed during the course of the year.

(Loss) income from operations.  Income from operations decreased $35.1 million, to a loss of $0.8 million, for the three months ended September 30, 2014 compared to income of $34.3 million for the three months ended September 30, 2013.  This decrease primarily related to increased professional accounting and legal fees of $19.3 million, increases in disallowed revenue and bad debt expense totaling $6.9 million and other increases in expenses in excess of our growth in revenue.

Interest expense, net.  Interest expense increased $0.4 million, to $7.3 million, for the three month period ended September 30, 2014, compared to $6.9 million, for the same period in the prior year.  This increase related primarily to increased borrowings on the Company’s revolving line of credit and an increase in the amount of outstanding Seller Notes issued in connection with the Company’s acquisitions during the three month period ended September 30, 2014 compared with the prior year period.

(Benefit) provision for income taxes.  The benefit for income taxes for the three months ended September 30, 2014 was $10.1 million, or 124.1% of loss from continuing operations before taxes, compared to a provision of $9.8 million, or 35.8% of income from continuing operations before taxes, for the three month period ended September 30, 2013.  The effective tax rate consists principally of the 35% federal statutory tax rate in addition to state income taxes, less permanent tax differences.  The higher rate in the third quarter of 2014 was largely driven by our recording of the benefit for the period at the estimated annual effective tax rate.

Loss from discontinued operations, net of taxes.  Our net loss from the discontinued operations of Dosteon during the three months ended September 30, 2014 was $10.8 million.  This compares with a net loss of $2.1 million during the three months ended September 30, 2013.

Net (loss) income.  Net income decreased $24.3 million, to a loss of $8.8 million, for the three month period ended September 30, 2014.  This decrease in net income related primarily to the increases in professional accounting and legal fees, disallowances and bad debt expense, and other expense growth in excess of our increases in revenue.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Net revenue.  Net revenues for the three month period ended June 30, 2014 were $255.6 million as compared with $253.7 million during the same period in the prior year.  This reflected a $1.9 million, or 0.7%, increase in the second quarter of 2014 compared to the same period of the prior year.  This growth in net revenue was primarily the result of a $1.6 million increase in the net revenues reported from our Products & Services segment, as the net revenue of our Patient Care segment was roughly equivalent to the prior year period with just $0.3 million, or 0.2%, in net revenue growth.  The Patient Care segment benefited from a $10.1 million increase in revenue during the quarter which related to acquisitions completed in 2014 as well as from the year-over-year effect of acquisitions completed in 2013.  Additionally, we benefited from approximately $1.7 million in net revenue growth derived from increases in net revenue at facilities which we do not consider to be comparable with the prior year period due to their being a part of consolidations and relocations with other clinics.  This growth of $11.8 million was offset by an $11.9 million, or 5.9%, decline in our same clinic revenues.  This decline in same clinic revenue was primarily the result of increases in disallowed revenue of $10.6 million, and weakness in our underlying volume growth.  As discussed above, during 2014 we experienced significant increases in disallowed revenue compared with prior year periods in part due to implementation issues we encountered with our new patient management and electronic health record system.  Separately, within our Products & Services segment, $1.6 million in net revenue growth was primarily the result of $2.1 million growth within our distribution business.  Our therapeutic services business experienced a $0.5 million decline compared with the second quarter of 2013, due in part to the recognition of $0.4 million in revenue during the second quarter of 2013 related to a sale of equipment.  We recognized a total of $6.6 million in revenue from this equipment sale, of which, $6.2 million was recognized in the third quarter of 2013.  Excluding the prior year effect of this sale, revenue from our therapeutic services business during the second quarter of 2014 was roughly equivalent to the prior year period.

Material costs.  Material costs for the three month period ended June 30, 2014 were $81.1 million, which reflected an increase of $3.8 million from $77.3 million reported for the three month period ended June 30, 2013.  Our material costs increased from 30.5% of net revenue during the second quarter of 2013 to 31.7% during the second quarter of 2014.  When excluding the effects of disallowed revenue, material costs as a percentage of adjusted gross revenue were consistent during the three month periods ended June 30, 2013 and June 30, 2014.  Disallowed revenue increased to $23.9 million in the second quarter of 2014 compared to $13.3 the same period of 2013.  This increase in material costs relative to revenue related both to the higher relative growth rate of our distribution business compared with our Patient Care segment, as well as to our higher relative amount of orthotic revenue within our Patient Care segment.  Generally, our distribution business has a higher relative rate of material costs to revenue than our patient care line of business, and our non-prosthetic revenue bears a higher relative material cost to net revenue than our prosthetic devices revenue.  These two shifts in relative business mix resulted in an overall increase in the amount of our material costs to net revenue and adjusted gross revenue.

Personnel costs.  Personnel costs for the three month period ended June 30, 2014 were $88.7 million compared with $82.8 million in the prior year period, which reflected an increase of $5.9 million, or 7.1%.  All but $0.4 million of this expense growth related to our Patient Care segment.  Growth in our total personnel costs was comprised of $5.9 million of increases associated with salaries, benefits and payroll taxes, and a $1.2 million increase in our use of contract labor within our clinic operations.  These increases were partially offset by approximately $1.2 million in decreased bonus, commission and other personnel expenses.  Increases in salaries, benefits and taxes related primarily to our annual merit increases and to our increased staffing resulting from acquisitions.  Increases in contract labor arose due to our efforts to augment clinic support staff in order to assist with increased burdens associated with accounts receivable growth and the implementation of our new patient management and electronic health record system.

Other operating costs.  Other operating costs grew by $5.7 million, or 19.9%, to $34.4 million for the three month period ending June 30, 2014 compared with $28.7 million for the three month period ending June 30, 2013.  This growth primarily related to increases in office expenses of $2.5 million and increases in our rent, utilities and other occupancy costs of $1.9 million.  Increases in office and facility-related costs were primarily associated with the effect of acquisitions.  Separately, our bad debt expense increased from $1.3 million during the second quarter of 2013 to $2.5 million during the second quarter of 2014.  As discussed above, in connection with the new systems implementation in our Patient Care segment, and due to other adverse reimbursement factors, the Company experienced a significant increase in bad debt expense during 2014 as compared with the prior year period.

General and administrative expenses.  During the second quarter of 2014, our general and administrative expenses were $22.5 million, which compared to $21.2 million reported during the second quarter of the prior year.  The majority of this $1.3 million, or 6.1%, increase was the result of a $1.4 million increase in salaries, benefits and payroll taxes, which related to our annual merit process as well as increases in our general and administrative staffing.  Additionally, we incurred $0.6 million in increased contract labor costs, primarily associated with our augmentation of corporate accounting functions.  These increases were offset by a decrease of $0.7 million in facility and other office-related expenses.

Professional accounting and legal fees.  Professional accounting and legal fees grew by $1.1 million during the three month period ending June 30, 2014 compared with the same period in the prior year.  This increase brought these expenses to a total level of $2.6 million during the second quarter of 2014 as compared with $1.5 million during the second quarter of 2013.  This increase related to increased professional accounting costs incurred during the quarter.

Depreciation and amortization.  Depreciation and amortization expenses were $9.8 million for the three month period ended June 30, 2014 compared with $8.8 million for the three month period ended June 30, 2013.  This $1.0 million, or 11.4%, increase related primarily to increased depreciation associated with the Company’s commencement of its use of the new patient management and electronic health record system during 2014, which contributed to $0.5 million of the increase.  In addition to the effects of capital expenditures, the remainder of this increase also relates to the effects of acquisitions completed during the course of the year.

Income from operations.  Income from operations decreased to $16.5 million for the three months ended June 30, 2014 compared to $33.4 million for the three months ended June 30, 2013, a reduction of $16.9 million, or 50.6%.  This decrease was primarily the result of increased disallowed revenue and bad debt of $11.9 million, and increases in the Company’s cost structure that grew at a rate greater than its revenue growth.

Interest expense, net and debt extinguishment costs.  Interest expense decreased by $1.5 million, to $7.1 million, for the three month period ended June 30, 2014, compared to $8.6 million for the same period in the prior year.  This decrease was related primarily the result of the Company’s refinancing of its bank credit facility during the second quarter of 2013.  This refinancing enabled the Company to reduce its cost of borrowings.  Additionally, in connection with this refinancing, the Company incurred $6.6 million in debt extinguishment costs during the second quarter of 2013 which did not occur in 2014.

Provision for income taxes.  The provision for income taxes for the three months ended June 30, 2014 was $10.8 million, or 115.2% of income from continuing operations before taxes.  This compared to $6.7 million, or 36.8% of income from continuing operations before taxes, for the three month period ended June 30, 2013.  The effective tax rate consists principally of the 35% federal statutory tax rate in addition to state income taxes, less permanent tax differences.  The higher rate in the second quarter of 2014 was largely driven by our recording of the benefit for the period at the estimated annual effective tax rate.

Income (loss) from discontinued operations, net of taxes.  Our income from the discontinued operations of Dosteon during the three months ended June 30, 2014 was $4.6 million.  This compares with a net loss of $0.3 million during the three months ended June 30, 2013.

Net income.  We reported net income of $3.2 million for the three month period ended June 30, 2014, which reflected a reduction of $8.0 million compared with the net income of $11.2 million we reported for the comparable period in 2013.  The decrease related primarily to the Company’s increase in disallowed revenue and bad debt, as well as other expense growth in excess of increases in our revenue.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net revenue.  Net revenue for the three month period ended March 31, 2014 increased by $2.1 million, or 1.0%, to $215.9 million compared to $213.8 million for the same period of 2013.  Of this amount, $1.9 million of the increased revenue related to our Patient Care segment, and $0.2 million related to our Products & Services segment.  Net revenue in our Patient Care segment grew by approximately $9.8 million due primarily to the favorable effects of acquisitions completed in 2014 as well as the full year favorable effect of acquisitions we completed in 2013.  This was offset by an $8.1 million, or 4.9%, decline in same clinic net revenue.  During the quarter, we incurred a $6.5 million increase in disallowed revenue compared to the first quarter of 2013.  This weaker yield on adjusted gross revenue contributed greatly to our decreased same clinic revenue results.  During 2014 we experienced increases in the portion of our revenue that was disallowed for reimbursement by payors due to the reimbursement factors discussed above, and due to the adverse effects of our implementation of a new patient management and electronic health record system in our Patient Care segment.  Within the $0.2 million of revenue growth we reported in our Products & Services segment, our therapeutic services business grew by $0.8 million, while net revenue from our distribution business declined by $0.6 million, compared with the first quarter of 2013.

Material costs.  Material costs for the three month period ended March 30, 2014 were $70.6 million, an increase of $2.6 million, or 3.8%, from the $68.0 million reported for the same period in 2013.  This increase related to growth in the material costs of our Patient Care segment in 2014.  When compared with net revenue, our material costs increased from 31.8% to 32.7% during the first quarter of 2014 compared with the first quarter of 2013.  Excluding the effects of disallowed revenue, when compared with adjusted gross revenue, our material costs remained at 30.0% both in the first quarter of 2014 and the first quarter of 2013.

Personnel costs.  Personnel costs for the three month period ended March 31, 2014 were $82.2 million, which reflected an increase of $5.1 million, or 6.6%, compared with the same period in 2013.  $5.1 million of this increase related to growth in the personnel costs within our Patient Care segment.  In total, our personnel costs grew by $4.5 million due to increases in salaries, benefits and payroll taxes.  These increases related both to our annual merit increase programs as well as increased staffing associated with the effects of acquisitions.  Additionally, our contract labor costs grew by $1.0 million, primarily due to our efforts to augment our clinic support staff as they contended with increased payor documentation and accounts receivable demands.  These increases were offset slightly by decreases in our bonus and commission expenses of $0.4 million.

Other operating costs.  For the three month period ending March 31, 2014, our other operating costs were $32.3 million, an increase of $1.2 million, or 3.9%, compared with the $31.1 million we incurred in the first quarter of 2013.  This increase related primarily to an increase in our bad debt expense, which grew from $0.5 million in the first quarter of 2013 to $2.0 million during the first quarter of 2014.  This growth was partially offset by a decrease in our rent, utilities and other occupancy costs of $0.3 million.

General and administrative expenses.  During the first quarter, our general and administrative expenses grew by $3.1 million, or 18.8%, to $19.6 million.  We incurred $16.5 million in general and administrative expenses during the first quarter of 2013.  The increase primarily related to $1.5 million in increased office and other general expenses and $1.2 million related to an increase in our rent, utilities and other occupancy costs.  We also incurred a $0.4 million increase in costs associated with our use of contract labor.

Professional accounting and legal fees.  During the first quarter of 2014, our professional accounting and legal fees were essentially consistent with the level we incurred during the first quarter of 2013.  We incurred $1.5 million in these costs during the three month period ending March 31, 2014 and $1.4 million during the same period in the prior year.

Depreciation and amortization.  Depreciation and amortization expenses were $9.3 million for the three month period ended March 31, 2014 compared with $8.4 million for the prior year period.  The increase of $0.9 million, or 10.7%, in depreciation and amortization expenses related primarily to the commencement of the use of our new patient management and electronic health record system during 2014, which contributed to $0.4 million of the increase.  In addition to the effects of capital expenditures, the remainder of this increase also related to the effects of acquisitions completed during 2013.

Income from operations.  Income from operations decreased to $0.4 million for the three months ended March 31, 2014 compared to income of $11.3 million for the three months ended March 31, 2013, a total reduction of $10.9 million or 96.5%.  This decrease was primarily the result of increased disallowed revenue and bad debt of $8.0 million.

Interest expense, net.  Interest expense decreased by $1.9 million from the prior year period, to $6.8 million for the three month period ended March 31, 2014.  This decrease related primarily to the favorable effects of the refinancing of our bank credit facilities in the second quarter of 2013.  This refinancing enabled the Company to reduce its cost of borrowings.

(Benefit) provision for income taxes.  The benefit for income taxes for the three months ended March 31, 2014 was $0.1 million, or 0.3% of loss from continuing operations before taxes.  This compared to a provision of $0.8 million, or 33.3% of income from continuing operations before taxes, for the three month period ended March 31, 2013.  The effective tax rate consists principally of the 35% federal statutory tax rate in addition to state income taxes, less permanent tax differences.  The lower rate in the first quarter of 2014 was largely driven by our recording of the benefit for the period at the estimated effective rate, offset by a valuation allowance against certain state loss carry forwards in this interim period.

Loss from discontinued operations, net of taxes.  Our net loss from the discontinued operations of Dosteon during the three months ended March 31, 2014 was $3.7 million compared to a breakeven by these operations during the first three months of 2013.

Net (loss) income.  We reported a net loss of $10.0 million for the three month period ended March 31, 2014 compared with a net income of $1.8 million during the three month period ended March 31, 2013.  The $11.8 million decline was driven primarily by increases in our rates of disallowed revenue and bad debt expense, an increase in our losses associated with our discontinued operations, and other cost growth.

Liquidity and Capital Resources

In this section, we provide a discussion of our liquidity and capital resources as of December 31, 2014 and December 31, 2016, as well as information regarding certain events that impacted our liquidity and capital resources since December 31, 2014.

Liquidity and Capital Resources as of December 31, 2014, 2013 and 2012

Financial Condition, Liquidity and Capital Resources

At December 31, 2014, we had working capital of $184.4 million, which compared to $188.5 million and $191.7 million as of December 31, 2013 and December 31, 2012, respectively.  Our working capital decreased by $4.1 million in 2014 due to the following factors which had a significant underlying bearing on the current assets and current liabilities which comprise our working capital.  During 2014, due primarily to issues we encountered in the implementation of our new patient management and electronic health record system, and due to other issues discussed above affecting our ability to achieve timely reimbursement, our accounts receivable increased to $174.2 million as of December 31, 2014 as compared with $154.7 million as of December 31, 2013.  This increase was a direct result of slower rates of collection associated with delays in the timeliness of our appeals of payor denials, a lack of coordinated collections efforts on accounts receivable for locations which were affected by the systems implementation, the lack of timely cash posting, and other related administrative items.  These balances are net of our allowances for disallowed revenue and doubtful accounts, which also increased as compared with the prior year due to the issues discussed above.  Additionally, current assets increased due to an increase of deferred tax assets to $109.3 million as of December 31, 2014 as compared with $75.6 million as of December 31, 2013 primarily related to allowances for disallowed revenue and doubtful accounts, accrued expenses, and inventory.  With respect to our current liabilities, as of December 31, 2014, we had $91.8 million in accrued expenses and other current liabilities, which compares with $44.4 million as of December 31, 2013.  This increase relates primarily to the accrual of certain professional fees in 2014 as discussed above.  Another factor in the increase in current liabilities is an increase in the current portion of long-term debt to $26.9 million as of December 31, 2014 from $17.7 million as of December 31, 2013, primarily resulting from larger scheduled Credit Agreement and Seller Notes payments due in 2015 as compared to 2014.  These items had largely offsetting impacts to our working capital as of December 31, 2014.  The decline in our working capital in 2013 as compared with 2012 related primarily to an increase in trade accounts payable, an increase in the current portion of scheduled payments with respect to our outstanding term loans compared to the current portion of scheduled payments in the prior year, and an increase in estimated refunds expected to be paid to third party payors, offset by an increase in deferred tax assets.

To finance our operations and provide for capital expenditures, our immediate source of liquidity is our cash and investment balances and any amounts we have available for borrowing under our revolving credit facility.  If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access our revolving balances and be constrained in our access to short-term capital.  At December 31, 2014, we had cash and cash equivalents of $11.7 million and the Company had $126.4 million undrawn availability under our $200 million revolving credit facility.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  For the periods ended December 31, 2014, 2013 and 2012, our DSO was 54, 51 and 49 days, respectively.  The increase over these three years primarily related to the changes in our reimbursement environment and the adverse effects of our implementation of the new patient management and electronic health record system in 2014.  Additionally, it is important to note that the Company experienced an even more pronounced increase in its underlying accounts receivable before allowances during this period.  Accounts receivable before allowances reflect our receivables prior to reduction for our allowances for disallowed revenue and doubtful accounts, which are amounts of our billings that we do not expect to collect.  This growth related primarily to the reimbursement and systems implementation factors described above.  These trends indicate that the Company experienced a significant increase in the amount of its capital that was invested in accounts receivable during this three year period, and experienced corresponding decreases in its cash flow from operations as discussed further below.

Sources and Uses of Cash

For the period ended December 31, 2014, we received $49.6 million in net cash flows from operating activities.  This reflected a decline of $27.4 million, or 35.6%, in cash flows from the $77.0 million amount we generated for the year ended December 31, 2013.  This decrease was due primarily to lower earnings in addition to a $19.9 million increase in the amount of our cash consumed for the purposes of accounts receivable during 2014 as compared with 2013.  This increase in accounts receivable related to the growth in our accounts receivable balances associated with the reimbursement and systems implementation issues discussed above.  Separately, although we incurred the expense of our audit in 2014, our payments for those services occurred in periods subsequent to 2014, and the Company received a corresponding benefit of $36.8 million in its working capital and net cash flows provided by operating activities.

During the period ended December 31, 2014, we used $66.5 million for investing activities, which reflected a $36.9 million increase over the $29.6 million we expended during the year ended December 31, 2013.  This increase relates directly to our expenditure of

$38.1 million for acquisitions in 2014 as compared with $10.3 million in 2013.  During 2014, we undertook twelve acquisitions, with all but one relating to companies that provided orthotics and prosthetic services in a clinical setting.  This compares with nine acquisitions performed during 2013.

For the year ended December 31, 2014, we received $26.9 million in cash provided from financing activities.  This related to an increase in the net borrowings we increased under our revolving credit facility during that period.  This compares with a net use of cash for financing activities of $59.0 million for the year ended December 31, 2013, as we reduced our outstanding indebtedness during that year in connection with our re-financing.

For the year ended December 31, 2013, we received $77.0 million in net cash flows from operating activities.  This reflected an increase of $6.2 million, or 8.8%, in cash flows from the $70.8 million we generated for the year ended December 31, 2012.  This increase was mainly due to a $4.4 million decrease in the amount of our cash consumed for working capital purposes in 2013 compared to 2012.

During the year ended December 31, 2013, we used $29.6 million for investing activities, which reflected a $62.1 million decrease from $91.7 million expended during the year ended December 31, 2012.  This decrease related directly to our expenditure of $10.3 million for acquisitions in 2013, compared to $61.4 million in 2012.  During 2013, we completed nine acquisitions compared to sixteen completed acquisitions in 2012.

For the year ended December 31, 2013, we utilized $59.0 million in cash from financing activities.  This related to a reduction in net borrowings associated with the refinancing of our indebtedness in that year.  This compares to $9.3 million of cash used for financing activities for the year ended December 31, 2012.

Liquidity and Availability of Capital as of December 31, 2016

Since December 31, 2014, due to the delay in our ability to prepare and provide financial statements to our lenders, and our compliance with other covenants, we have found it necessary to seek a number of amendments to our debt agreements, and to undertake the refinancing of certain of our indebtedness.  These changes to our indebtedness are disclosed in Note O — “Long-Term Debt,” in the notes to the consolidated financial statements (“Note O”), and we provide additional discussion regarding the effects of these changes, and our current liquidity, in this section of our Management’s Discussion and Analysis.

Current Liquidity and Capital Obligations

At December 31, 2016 we had cash and cash equivalents of $6.0 million and $94.9 million undrawn availability under our $118.3 million revolving credit facility.

For covenant purposes, our Credit Agreement, as amended and effective as of August 1, 2016, we define liquidity as being comprised of cash and cash equivalents available to us in our bank accounts, which differs from our financial statement presentation, in that it does not reflect reduction for un-cleared checks and related items, which amounted to $11.8 million as of December 31, 2016.  Accordingly, as of December 31, 2016, we had $17.8 million in cash and cash equivalents available to us in our bank accounts (a non-GAAP measure), which when coupled with our $94.9 million in available undrawn capacity under our revolving credit facility, provided us with liquidity of $112.7 million for the purposes of our Credit Agreement.  This compares to $148.7 million in total liquidity as of December 31, 2014, which was comprised of $22.3 million in cash and cash equivalents available to us in our bank accounts and $126.4 million in undrawn availability under our $200.0 million revolving credit facility.

In addition to our typical requirements for operating capital and capital expenditures, in the period subsequent to December 31, 2014, we have expended a significantly increased amount of professional accounting and legal fees related to the remediation of our financial statements and legal activities incurred in connection with the Restatement.  For the years ended December 31, 2016 and December 31, 2015, we paid $48.0 million and $26.0 million, respectively, in professional accounting and legal fees related to these activities.  During 2017, to meet our financial reporting obligations, we believe it likely that we will continue to incur substantial fees for these services in connection with our financial statement preparation.  We currently estimate that our cash payments for these professional fees may be approximately $44.9 million, which compares with $48.0 million that we expended for services of this kind in 2016.

Due to the substantial costs of the professional accounting and legal fees that we have been and anticipate continuing to incur in connection with our financial reporting remediation activities, and due to the status of our covenant compliance with our lenders, we halted our acquisition activity after the first quarter of 2015.  As of the date of this report, we do not currently have any pending acquisitions for which we anticipate the need to expend capital.

Our capital expenditures are primarily comprised of the replacement of furniture, fixtures and equipment in our clinics and other facilities, the construction of leasehold improvements, and the purchase of computer equipment and related software.  In 2017, to replace certain older equipment reaching the end of its useful life, we currently believe that it may be necessary for us to expend amounts additional to our normal levels in connection with the purchase of replacement therapeutic equipment for use in our therapy business in the approximate amount of $10.0 million.  We may choose to delay or defer these or other capital expenditures in the event that business or financial conditions warrant.

Effect of Indebtedness

Within the Credit Agreement we are subject to a number of covenants, including covenants that (i) limit the relative amount of our debt as compared to Adjusted EBITDA (a “leverage ratio” limitation); (ii) provide a minimum threshold for our Adjusted EBITDA relative to our interest expense (an “interest coverage ratio” minimum); and (iii) which require us to provide audited financial statements for years ended December 31, 2016 and 2015 by August 15, 2017.  Due to the Restatement and our efforts to remediate misstatements we have detected in our financial records and reports, and to otherwise address our accounting policies and Material Weaknesses in controls, we have been significantly delayed in the timeliness of our financial reporting.  After the filing of this report relating to the year ending December 31, 2014 and prior periods, it will be necessary for us to prepare and provide to our lenders the Company’s audited financial statements for the years ended December 31, 2016 and December 31, 2015 prior to August 15, 2017 in order to be in compliance with this financial reporting covenant.  If we fail to meet that date, we will find it necessary to seek a further amendment or waiver from our lenders for our failure to meet that covenant.

As disclosed in Note O — “Long-Term Debt,” since December 31, 2014, we have entered into seven agreements related to our Credit Agreement that waived certain actual or potential defaults and amended various covenants and other provisions.  We additionally entered into two supplemental indentures relating to our then outstanding Senior Notes.  Amongst other actual or potential defaults, these waivers, amendments and supplemental indentures addressed our continuing failure to be timely in our financial statements at the times that they were entered into.  To date, lenders have been willing to accommodate the Company’s filing delays and other covenant issues.  Nevertheless, the Company has found it necessary to compensate its lenders for certain of these amendments and waivers through the payment of consent fees and increases in the rates of our interest.  In securing these amendments and waivers relating to the Credit Agreement and the Senior Notes Indenture, the Company paid $10.4 million of fees in 2016 and $6.1 million of fees in 2015 to respective lenders and Senior Note holders.  Please refer to Note O — “Long-Term Debt” for further information regarding the individual waivers and amendments and the composition of fees we paid in connection with our securing these agreements.

In the event that we are unable to provide audited financial statements for the years ended December 31, 2016 and 2015 by the currently prescribed covenant date of August 15, 2017, we intend to seek a waiver or amendment of our agreements with our lenders.  In connection with that waiver or amendment, it may be necessary that we pay additional consent fees, or increased interest, both, or face other financial costs.  Additionally, while we currently view it as unlikely, in the event of a default, our lenders have other remedies available to them, up to and including seeking a full acceleration and demand of repayment to them.  In such an event, we would be compelled to seek alternative financing in the form of new indebtedness or equity securities.  There can be no assurance that such instruments would be available to us, or that they would otherwise be available to us on favorable terms.

The Credit Agreement matures by its terms on June 17, 2018 and our indebtedness under the Term B Credit Agreement becomes due and payable on August 1, 2019.  Due to the Company’s current position as a delayed filer of financial statements, these instruments bear rates of interest that we do not believe would constitute market rates of interest once we achieve current filing status.  As of January 1, 2017, the facilities under the Credit Agreement are subject to a LIBOR margin of 5.25% per annum or a base rate margin of 4.25% per annum.  Interest on the Term B Credit Agreement bears interest of 11.5% per annum.  For additional information, see “Debt Related Subsequent Events” contained in Note O — “Long-Term Debt” to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.  As such, it is our current intention to seek the refinancing of these instruments after we achieve current filing status and once we believe that market conditions provide an opportunity for their refinancing at what we ascertain are rates of interest and other terms and conditions appropriate for our credit condition at that time.  The Company cannot ascertain at this time whether it will seek to raise capital in excess of that in which it directly needs to retire its outstanding indebtedness and to pay associated financing fees.  If it does determine that market and business conditions warrant at that time, it is possible that the Company may seek additional financing from which to recommence its acquisitions of orthotics and prosthetic practices, or to undertake other strategic acquisitions.

Liquidity Outlook

Provided we do not encounter a significant adverse change in our current business trends and provided we do not have an outstanding event of default under the our Credit facilities, during the next twelve months subsequent to the date of this filing, we currently believe that we will have adequate cash flow provided by our operations from which to (i) fund our operations, including continued higher levels of legal and accounting professional fees we are incurring in connection with our financial statement remediation and financial reporting processes; (ii) to meet our ordinary capital expenditure needs; and (iii) to meet our other financial obligations as they become due.  In periods subsequent to the end of the next twelve months, we believe it will be necessary to consummate a re-financing as discussed above, to provide for the future capital needs of the Company.  As of December 31, 2016, the outstanding principal amount of debt under our Credit Agreement was $180.0 million, and under our Term B Credit Agreement was $280.0 million.  Our Credit Agreement matures on June 17, 2018, and our Term B Credit Agreement matures on August 1, 2019.  We intend to refinance each of these facilities prior to their respective maturities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may or could have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $3.6 million of letters of credit outstanding as of December 31, 2014.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2014:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$26,886	$31,044	$34,439	$424,574	$4,341	$9,008	$530,292
Interest payments on long-term debt(1)	23,790	23,081	22,212	18,734	1,894	8,881	98,592
Operating leases	38,592	31,187	24,726	18,879	13,209	25,253	151,846
Other long-term obligations (2)	8,486	5,097	5,346	3,288	2,795	13,785	38,797
Total contractual cash obligations	$97,754	$90,409	$86,723	$465,475	$22,239	$56,927	$819,527

(1) Interest projections were based on the assumptions that the future interest rate for the Revolving Credit Facility and Term Loan will remain at the December 31, 2014 rate of 2.17%.

(2) Other long-term obligations include commitments under our SERP plan, a non-cancellable purchase commitment related to our Southern Prosthetic Supplies (“SPS”) subsidiary and IT related and telephone contracts.  Refer to Note L - “Employee Benefits” for additional disclosure on the SERP plan and Note Q - “Commitments and Contingent Liabilities” for additional disclosure on the SPS non-cancellable purchase commitment to our Consolidated Financial Statements in this Annual Report on Form 10-K.

From December 31, 2014 to December 31, 2016, in connection with the amendments and waivers to our indebtedness, and as a result of our issuance of the Term B indebtedness (and redemption of the Senior Notes), our indebtedness changed as follows (preliminary and unaudited):

Long-Term Debt Rollforward from December 31, 2014 to December 31, 2016

	As of December 31,	2015 and 2016				As of December 31,
(in thousands)	2014	Additions		Reductions		2016
Term loan	$213,750	$—		$33,750	(d)	$180,000
Revolving credit facility	70,000	—		70,000	(e)	—
7 1/8% Senior notes	200,000	—		200,000	(f)	—
Term loan B	—	280,000	(a)	—		280,000
Subordinated seller notes	26,624	5,200	(b)	20,714	(d)	11,110
Financing leases and other	19,918	4,336	(c)	6,034	(d)	18,220
	530,292	$289,536		$330,498		489,330

Adjustments to Debt (g)	(1,308)					(7,215)
Debt	$528,984					$482,115

(a) Issuance of a $280 million unsecured term loan facility without consideration of original issue discount of $5.6 million.

(b) Issuance of new promissory notes associated with acquisitions.

(c) New financing lease obligations associated with building leases where the Company is deemed to be the accounting owner.  In addition, it also includes equipment capital lease obligations.

(d) Repayment of certain amounts pursuant to the applicable debt agreements, as amended.

(e) Paydowns on the revolving credit facility.

(f) Redemption of the 7 1/8% Senior notes using proceeds from the $280 million unsecured term loan facility.

(g) Represents unamortized discount and fees related to debt instrument amendments and waivers.

As of December 31, 2016, our consolidated contractual obligations were as follows:

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2016 (unaudited):

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$34,477	$155,784	$285,501	$2,160	$1,242	$10,166	$489,330
Interest payments on long-term debt (1)	45,343	38,862	18,062	1,715	1,473	5,937	111,392
Operating leases	32,489	25,460	18,756	12,661	9,154	11,753	110,273
Other long-term obligations (2)	7,161	6,377	3,121	2,089	2,069	9,870	30,687
Total contractual cash obligations	$119,470	$226,483	$325,440	$18,625	$13,938	$37,726	$741,682

(1) Interest projections were based on the assumptions that the future interest rate for the Revolving Credit Facility and Term Loan will remain at the current rate of 6.02%.

(2) Other long-term obligations include commitments under our SERP plan, a non-cancellable purchase commitment related to our Southern Prosthetic Supplies (“SPS”) subsidiary and IT related and telephone contracts.  Refer to Note L - “Employee Benefits” for additional disclosure on the SERP plan and Note Q - “Commitments and Contingent Liabilities” for additional disclosure on the SPS non-cancellable purchase commitment to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Dividends

It is our policy to not pay cash dividends on our common stock and given our capital needs, we currently do not foresee a change in this policy.  Certain of our agreements relating to indebtedness limit our ability to pay dividends, and we currently anticipate that these restrictions will continue to exist in future agreements that we may enter.

Supplemental Executive Retirement Plan

In 2004, we implemented an unfunded noncontributory defined benefit plan that covers certain of our senior executives (“DB SERP”).  We have engaged an actuary to calculate the benefit obligation and net benefits cost as of December 31, 2014, 2013 and 2012 and utilized such to establish our benefit obligation liability.

The following weighted average assumptions were used to determine the benefit obligation and net benefit cost at December 31:

	2014	2013	2012
Discount rate	3.34%	4.03%	3.25%
Average rate of increase in compensation	3.00%	3.00%	3.00%

The discount rate at December 31, 2014 of 3.34% decreased 69 basis points (“BPS”) compared to the discount rate used at December 31, 2013 due to changes in the pension discount curve rate available on the open market at December 31, 2013.  The average rate of increase in compensation was 3.00% at December 31, 2014, 2013 and 2012.

Future payments under the DB SERP as of December 31, 2014 are as follows:

(in thousands)
2015	$1,847
2016	1,847
2017	1,847
2018	1,920
2019	1,920
Thereafter	13,673
$23,054

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future financial results are subject to a variety of risks, including interest rate risk.  As of December 31, 2014, the interest expense arising from the $283.8 million of outstanding borrowings under both our term loan facility under our Credit Agreement and our revolving credit facility under our Credit Agreement was subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $11.7 million of cash equivalents as of that date.  As of December 31, 2014, we had $246.5 million of fixed rate debt which included our Senior Notes, subordinated Seller Notes and Financing Leases.

Set forth below is an analysis of our financial instruments as of December 31, 2014 that were sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the revolving and term loan facilities, calculated for an instantaneous shift in interest rates, plus or minus 50 BPS, 100 BPS and 150 BPS.  As of December 31, 2014, the interest rate on the revolving and term loan facilities was 2.17% based on a LIBOR rate of 0.17% and the applicable margin of 2.00%.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points(1)			No Change in Interest Rates	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(in thousands)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Term Loan and Revolver	$5,675	$5,675	$5,675	$6,155	$7,574	$8,993	$10,411

(1)         Because the term loan facility and the revolving credit facility under our Credit Agreement are subject to a LIBOR margin of 2.00%, or 200 BPS, the 2.00% margin will serve as the floor on the applicable interest rate.

In August 2016, we entered into the Term B Credit Agreement by and among the Company, the various lenders party thereto and Wilmington Trust, National Association, as administrative agent, which provides for a $280.0 million senior unsecured term loan facility under which all outstanding principal is due at maturity on August 1, 2019 and all borrowings bear interest at a fixed rate per annum equal to 11.50% payable quarterly in arrears.  Additionally, since December 31, 2014, we have entered into multiple amendments and waivers to our Credit Agreement, the most recent of which is the Fifth Amendment and Waiver, dated July 15, 2016.  At the closing of the Term B Credit Agreement, the weighted average interest rate on the term loan facility and revolving facility under our Credit Agreement was 5.27% based on a weighted average LIBOR rate of 0.52% and the applicable margin of 4.75%.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15.  “Exhibits and Financial Statement Schedules” of Part IV of this Form 10-K.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management of the Company, under the supervision and with the participation of our Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on that evaluation, our Chief Executive Officer and current Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of that date because of the Material Weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate in the future.

Our management, under the supervision and with the participation of our Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of the Material Weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

Control Environment

•                  Inappropriate Tone at the Top

Former senior management of the Company did not set an appropriate tone at the top.  Specifically, the emphasis placed by former senior management on achieving or exceeding financial targets created an environment in which inappropriate accounting practices resulted in misstatements of several management estimates and accruals.  By placing an inappropriate emphasis on achieving these targets, former senior management permitted a culture that did not appropriately emphasize compliance with the Company’s accounting policies and procedures and the adherence to GAAP.

•                  Inadequate Investment in Personnel and Managerial Oversight

We did not maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with the Company’s accounting and reporting requirements.

We also did not design and maintain effective controls with respect to establishing and assigning authority and responsibility over accounting operations, including the consolidation process, and the preparation and review of financial statements.

Risk Assessment

We did not design and maintain effective internal controls to identify, assess and address risks that significantly impact our financial statements or the effectiveness of our internal controls over financial reporting.  Specifically, our insufficient complement of personnel caused certain existing controls to become inadequate to identify and address the risk of material misstatement.

Information and Communication

We did not design and maintain effective controls to obtain, generate and communicate relevant and accurate information to support the function of internal control over financial reporting.  Specifically, we did not implement or maintain sufficient information systems in support of our accounting and financial reporting processes.

Monitoring

We did not design and maintain effective monitoring of compliance with established accounting policies, procedures and controls.  This weakness included our failure to design and operate effective procedures and controls whose purpose is to evaluate and monitor the effectiveness of the Company’s individual control activities.

The Material Weaknesses in our control environment, risk assessment, information and communication, and monitoring controls contributed to the following additional Material Weaknesses.

Control Activities

•                  Inventory

We did not design and maintain effective controls over the accounting for inventory.  Specifically, we did not design and maintain effective controls over:

•                  raw materials to ensure items are priced using the FIFO method, resulting from the identification of inaccurate prices utilized in the valuation of our inventory quantities on hand based on physical observation;

•                  the accuracy of the stage of completion in valuing WIP, resulting from the identification of data input errors from our physical inventory observation used in the valuation of our WIP;

•                  certain key assumptions used in the valuation of WIP, resulting from the identification of inaccurate or imprecise data used in the development of these assumptions; and

•                  the existence, completeness, accuracy, valuation and presentation and disclosure of raw materials and WIP.

•                  Accounting for Leases

We did not design and maintain effective controls over our accounting for leases.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, presentation and disclosure of our real property leases.

•                  Revenue

We did not design and maintain effective controls over our accounting for revenue.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, occurrence, and valuation of revenue.

•                  Accounts Receivable and Allowances

We did not design and maintain effective controls over accounts receivable and allowances.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence and valuation of amounts recorded to accounts receivable, including allowances.

•                  Property, Plant and Equipment and Depreciation

We did not design and maintain effective controls over property, plant and equipment, including depreciation.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, valuation, presentation and disclosure over property, plant and equipment including, capitalized software and related depreciation expense.

•                  Accounts Payable and Accruals

We did not design and maintain effective controls over accounts payable and accruals.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, and rights and obligations related to purchased goods and services and liabilities for other items, accurately reflecting the receipt of such goods or services and the related liability in the proper period.

•                  Account Reconciliations

We did not design and maintain effective controls over the preparation, review and approval of account reconciliations.  Specifically, we did not design and maintain controls to ensure that account reconciliations were completed timely and accurately, and that reconciling items were properly resolved on a timely basis.

•                  Journal Entries

We did not design and maintain effective controls over the preparation and recording of journal entries.  Specifically, certain recurring and non-recurring journal entries were not consistently and adequately reviewed and approved.  Additionally, we did not design and maintain user access or other controls to ensure appropriate segregation of duties as it relates to the preparation and review of journal entries.

•                  Business Combinations, Goodwill and Intangible Assets

We did not design and maintain effective controls over the accounting for business combinations, goodwill and intangible assets.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure related to our accounting for business combinations, goodwill and intangible assets.

•                  Share-based Compensation

We did not design and maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of our accounting for share-based compensation.

•                  Income Taxes

We did not design and maintain effective controls over our accounting for income taxes.  Specifically, we did not design and maintain effective controls over the completeness, existence, accuracy and presentation of our accounting for income taxes, including the income tax provision and related assets and liabilities.

•                  Information Technology General Controls

We did not design and maintain effective controls over certain IT systems, which could result in misstatements potentially impacting all financial statement accounts and disclosures.  Specifically, we did not design and maintain (i) user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to the appropriate Company personnel, (ii) effective controls to monitor, document and approve data changes, and (iii) effective controls related to monitoring of critical jobs.

These Material Weaknesses resulted in material adjustments to the 2014 financial statements and the restatement of our consolidated financial statements for the years ended December 31, 2013 and 2012, the quarters ended March 31, 2014 and 2013, June 30, 2014 and 2013, and September 30, 2013.  Additionally, these Material Weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plans

Since the end of 2013, under the oversight of our Audit Committee and Board of Directors, we have been, and continue to be, actively engaged in the design and implementation of remedial measures to address the Material Weaknesses in our internal control over financial reporting.  We are committed to improving our internal control processes and resolving our control deficiencies, including the Material Weaknesses we have presented above, and will continue to review our effectiveness in accomplishing this critical objective.

To date, we have taken and continue to take the actions described below to address the identified Material Weaknesses.  Our remediation efforts are ongoing.  As we continue to evaluate and work to improve our internal control over financial reporting, we may implement additional measures or modify the remedial actions described below, as considered appropriate, to remediate our Material Weaknesses.

Control Environment

•                  Inappropriate Tone at the Top

In our efforts toward remediation of our Material Weakness associated with an inappropriate tone at the top, we are implementing or intend to undertake the following:

•                  Our Chief Executive Officer has implemented changes to the Company’s management structure and to its senior leadership team.  In particular, he has overseen changes in the leadership, size and qualifications of the Company’s accounting team.

•                  We have made changes to the leadership of our accounting organization, including the hiring of a new Chief Financial Officer, a new Principal Accounting Officer and a new Corporate Controller.

•                  We have established a new Chief Compliance Officer position reporting directly to our Chief Executive Officer.

•                  To ensure that our executive officers, operational personnel and accounting group fully understand the Company’s commitment to establishing an effective control environment, we have undertaken communications that establish our expectations regarding employees acting in accordance with our code of conduct, our expectations regarding internal controls and applicable accounting standards and financial reporting requirements.  In connection with this, in addition to our annual compliance training, we have conducted a number of in-depth special training courses for the Company’s entire accounting group, our clinic field administrative group and our senior management personnel regarding the importance of the Company establishing and maintaining an effective control environment and on our ethical and financial reporting responsibilities.  Management intends to include these principles as an ongoing component of our new hire training and other employee training courses.

•                  Inadequate Investment in Personnel and Managerial Oversight

In addition to the changes in accounting leadership discussed immediately above, in our effort towards remediation of the Material Weaknesses in personnel and managerial oversight, we have:

•                  Substantially increased the size, qualifications and organization of our accounting personnel.  In addition to changes in our accounting leadership, we have established or strengthened several accounting groups focused on key areas of our business.  These have included an inventory group, which is headed by a newly hired Vice President of Inventory and Product Accounting, a revenue accounting group headed by a manager, a lease accounting group headed by a newly hired lease controller and a fixed assets group headed by a newly appointed manager.  All but the revenue accounting function did not previously exist as distinct accounting groups prior to our organizational changes.

•                  Dismissed or accepted the resignations of managerial employees within the accounting organization who had oversight over functions related to certain of our Material Weaknesses.

•                  Hired a new Chief Information Officer.

Risk Assessment

In our efforts toward remediation of our Material Weakness in risk assessment, we intend to strengthen our annual risk assessment and to develop programmatic approaches towards the mitigation of risks identified through this process.

Information and Communication

In our efforts toward remediation of our Material Weakness in information and communication, we have implemented a new lease accounting system, a new payroll and time keeping system, and a new accounting controls administration system.  We have also commenced an evaluation of a potential change in our primary general ledger system and accounting subsystems.

Monitoring

In our efforts toward remediation of our Material Weakness in monitoring and oversight we have:

•                  Changed the leadership of and expanded our Internal Audit organization.

•                  Realigned the reporting structure of our accounting organization to have divisional accounting personnel report into the Company’s corporate accounting group.

Control Activities

•                  Inventory

In our efforts toward remediation of our Material Weaknesses in inventory accounting, we have:

•                  Hired a Vice President of Inventory and Product Accounting and additional personnel with appropriate technical knowledge to support our inventory accounting requirements;

•                  Begun implementing measures to strengthen controls, including:

•                  The performance of quarterly physical inventory counts within our patient care reporting segment commencing December 31, 2014.

•                  The introduction of new controls for the aggregation and review of inventory information collected in connection with the Company’s physical inventory processes.  This included the implementation of controls to ensure that the physical count results are recorded accurately.

•                  The implementation of a new inventory valuation process to establish FIFO valuation of our raw materials.

•                  The design of new processes and controls to establish and govern estimates of the value of our WIP.

•                  The development of procedures and controls to ensure reserves are appropriately recorded and intercompany profits in ending inventories are appropriately eliminated at the end of each period.

•                  Accounting for Leases

In our efforts toward remediation of our Material Weakness related to our real property leases, we have:

•                  Hired a controller devoted to lease accounting and have added additional personnel with appropriate technical knowledge to support our lease accounting requirements under GAAP;

•                  Implemented a new lease accounting software system;

•                  Adopted new procedures and controls with respect to our determination of whether leases should be considered operating or capital for financial reporting purposes;

•                  Established a process and controls for evaluating new leases and lease renewals for build-to-suit accounting treatment;

•                  Established a policy for the consistent determination and application of lease terms; and

•                  Developed new lease accounting procedures and controls in order to calculate deferred rent, asset retirement obligations, and tenant improvement allowances.

We have also adopted procedures to promote effective communication between the Company’s real estate group and its lease accounting group to ensure timely, accurate and complete exchange of information.

•                  Revenue

In our efforts toward remediation of our Material Weakness in revenue accounting, we have:

•                  Improved our contract management function and controls to ensure adherence to procedures relating to the updating of our payor contract information in our billing systems;

•                  Commenced the migration of legacy billing systems utilized by acquired clinics to one of the Company’s two primary billing platforms, enabling these sites to be incorporated into the Company’s standard contract administration and other controls and processes;

•                  Established processes and controls to improve the accuracy of invoices;

•                  Commenced the design and implementation of controls to monitor data input and transfers of data across systems and reporting tools;

•                  Commenced the evaluation and establishment of policies and procedures, including various controls, to ensure that revenue is recorded in the appropriate period, consistent with the timing of delivery of products and services and the retention of certain risks of ownership; and

•                  Established a separate, centralized revenue cycle management function to oversee critical aspects of the Company’s claims submission and payor reimbursement processes.

•                  Accounts Receivable and Allowances

In our efforts toward remediation of our Material Weakness in accounts receivable allowances, we have commenced new preparation and review procedures and controls for allowances for disallowed revenue, bad debts and sales returns.

•                  Property, Plant and Equipment and Depreciation

In our efforts toward remediation of our Material Weakness in fixed asset accounting, we have:

•                  Centralized and updated our fixed asset procedures and controls, including the manner in which we establish the in-service date of assets, our asset capitalization policies and thresholds, and the manner in which we record fixed asset disposals;

•                  Refined our internal use software development processes and controls to more precisely define and monitor the capitalization of labor, including the enhancement of our timekeeping tools;

•                  Implemented a formal communications process between real estate, lease accounting, and fixed asset functions to ensure proper accounting and recording of fixed asset related transactions; and

•                  Commenced procedures and controls to periodically validate the existence of fixed assets.

•                  Accounts Payable and Accruals

In our efforts toward remediation of our Material Weakness in our accounts payable process, we have revised our procedures and controls to improve our manner of recording accounts payable and estimating certain period-end accrual balances.

•                  Account Reconciliations

In our efforts toward remediation of our Material Weakness around account reconciliations, we have developed policies, procedures and controls regarding the timely preparation and documentation of reconciliations of our general ledger accounts.  In connection with the implementation of these policies, procedures and controls, we have improved our training regarding our account reconciliation processes and have adopted review procedures in accordance with job responsibilities.

•                  Journal Entries

In our efforts toward remediation of our Material Weakness around our journal entry process, we have developed policies, procedures and controls regarding the manner in which journal entries are prepared, reviewed and approved for entry into our systems.  Our policies have also incorporated changes designed to strengthen segregation of duties.

•                  Business Combinations, Goodwill and Intangible Assets

In our efforts toward remediation of our Material Weakness in business combinations, goodwill and intangible assets, we have:

•                  Hired new personnel to support our accounting for these transactions;

•                  Adopted improved policies, procedures and controls regarding the manner in which we identify and value working capital assets and liabilities assumed at the time of acquisitions, as well as measurement period adjustments; and

•                  Incorporated controls designed to improve the coordination between our business development group and our acquisition accounting personnel.

•                  Share-based Compensation

In our efforts toward remediation of our Material Weakness in share-based compensation, we have developed new policies, procedures and controls regarding the accounting for our grants of restricted stock units and performance based restricted stock units.  In connection with these new policies, procedures and controls, we have revised and strengthened our processes and controls over grant information, assumptions, expense recognition, modifications and forfeitures.

•                  Income Taxes

In our efforts toward remediation of our Material Weakness in income taxes, we intend to improve our controls over accounting for income taxes by redesigning control procedures to create a more structured and uniform process including enhancing the formality and rigor of review and reconciliation procedures.

•                  Information Technology General Controls

In our efforts toward remediation of our Material Weakness in IT, we have:

•                  Updated IT policies and procedures and conducted training with process and control owners to clearly communicate IT general control requirements;

•                  Begun introducing measures to strengthen controls, including:

•                  The enforcement of adequate segregation of duties and implementing associated monitoring controls;

•                  The implementation of a more robust process for provisioning, terminating and periodically reviewing user and privileged access;

•                  The design of new processes and controls to monitor, document and approve direct data changes; and

•                  The development of procedures and controls to monitor and review critical jobs.

Despite the substantial time and resources we have directed at remediation efforts discussed in this section, we are unable to estimate at this time when these remediation efforts will be completed.  Until the remediation efforts, including any additional remediation efforts that our management identifies as necessary, are completed, the Material Weaknesses described above will continue to exist.

We intend to provide additional information regarding our remediation efforts with respect to the material weaknesses in future filings with the SEC.

Changes in Internal Control over Financial Reporting

The Material Weaknesses identified above were discovered after December 31, 2014, except aspects of our Material Weakness in the valuation of inventory, which were discovered in connection with the evaluation of our internal control over financial reporting as of December 31, 2012 and December 31, 2013.  Nevertheless, all of these Material Weaknesses existed as of December 31, 2014.  The remedial activities identified above and any material changes to our internal control over financial reporting also generally occurred after December 31, 2014.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined that there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 itself, that has materially affected our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

As of December 31, 2014, our Board of Directors consisted of, and as of the date hereof our Board of Directors consists of, nine members.  Each of our directors as of December 31, 2014, as well as those currently serving as a director of our Company, is listed below.  The age listed for each is current as of the date of this filing.  Patricia B. Shrader and Eric A. Green each resigned from the Board of Directors effective December 17, 2015.  In addition, since December 31, 2014, Cynthia L. Lucchese and Kathryn M. Sullivan have joined the Board of Directors.  The biographical information for currently serving directors is updated through the date of this filing.  The biographical information for former directors is updated through December 31, 2014.

As of December 31, 2014:

Name	Position with our Company	Age	Became Director
Vinit K. Asar	Chief Executive Officer and Director	48	2012
Asif Ahmad	Director	47	2014
Christopher B. Begley	Director	62	2013
Thomas P. Cooper, M.D.	Chairman of the Board	70	1991
Cynthia L. Feldmann	Director	62	2003
Eric A. Green	Director	53	2001
Stephen E. Hare	Director	61	2010
Richard R. Pettingill	Director	66	2014
Patricia B. Shrader	Director	64	2011

As of the date of this filing:

Name	Position with our Company	Age	Became Director
Vinit K. Asar	Chief Executive Officer and Director	51	2012
Asif Ahmad	Director	50	2014
Christopher B. Begley	Director	65	2013
Thomas P. Cooper, M.D.	Chairman of the Board	73	1991
Cynthia L. Feldmann	Director	64	2003
Stephen E. Hare	Director	63	2010
Cynthia L. Lucchese	Director	56	2015
Richard R. Pettingill	Director	68	2014
Kathryn M. Sullivan	Director	61	2015

Vinit K. Asar has been our Chief Executive Officer and President since May 2012 and served as our President and Chief Operating Officer from September 2011 to May 2012.  Mr. Asar also served as our Executive Vice President and Chief Growth Officer from December 2008 to September 2011.  Mr. Asar came to Hanger from the Medical Device & Diagnostic sector at Johnson & Johnson, having worked at the Ethicon, Ethicon Endo Surgery, Cordis and Biosense Webster franchises.  During his eighteen year career at Johnson & Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing, and Marketing and Sales in the United States and in Europe.  Prior to joining Hanger, Mr. Asar was the Worldwide Vice President at Biosense Webster, the Electrophysiology division of Johnson & Johnson, responsible for the Worldwide Sales, Marketing and Services organizations.  Mr. Asar has a B.S.B.A from Aquinas College and a M.B.A. from Lehigh University.  Mr. Asar’s service as our Chief Executive Officer, extensive knowledge of our Company and diverse experience in health care finance, product development, manufacturing, marketing and sales, led to the conclusion he should serve as a director of our Company.

Asif Ahmad became a director of the Company in August 2014.  Mr. Ahmad is the Chief Executive Officer of Anthelio Healthcare Solutions, Inc., one of the largest providers of IT and business process services to hospitals, physician practice groups and other health care providers.  Anthelio Healthcare Solutions, Inc. was acquired by Atos SE (Societas Europaea) in September 2016.  Mr. Ahmad served as a Senior Vice President and General Manager of Information and Technology Services at McKesson Specialty Health between 2010 and 2013.  From 2003 to 2010, he served as the Vice President of Diagnostic Services for the Duke University Health System and Medical Center, and he also held various faculty appointments at Duke University from 2004 to 2011.  Prior to that, Mr. Ahmad served in various positions with Ohio State University Health System and Medical Center between 1992 and 2003, serving as Administrator and Chief Information Officer, Chief Technology Officer and the Chair of the Clinical Technology Council at the time of his departure.  Mr. Ahmad earned a bachelor’s degree in electrical engineering from the University of Engineering and

Technology in Pakistan, a master’s degree in biomedical engineering from Ohio State University and a M.B.A. from Ohio State University.  Mr. Ahmad’s experience as Chief Executive Officer of Anthelio Healthcare Solutions, Inc., a large independent health care company, as well as his background in IT and business processes, led to the conclusion that he should serve as a director of our Company.  Mr. Ahmad was originally recommended as a director nominee to our Corporate Governance and Nominating Committee by a third party search firm.

Christopher B. Begley is the retired Executive Chairman and Chief Executive Officer of Hospira, Inc., a global provider of injectable drugs and infusion technology.  Mr. Begley served as Executive Chairman of the Board of Hospira from May 2007 until January 2012, and served as Chief Executive Officer from April 30, 2004, when Hospira was spun off from Abbott Laboratories, to March 2011.  Prior to that, Mr. Begley served in various positions at Abbott from 1986 to April 2004, leaving Abbott as Senior Vice President of its Hospital Products division.  Mr. Begley serves as non-executive Chairman of the board of De Vry Education Group Inc., a provider of secondary and post-secondary educational services, and a director of Zimmer/Biomet Holdings Inc., a medical device company.  Mr. Begley previously served as non-executive Chairman of the Board of The Hillshire Brands Company from June 2012 to August 2014.  Mr. Begley also served as a director of The Sara Lee Corporation from October 2006 to May 2012.  Mr. Begley earned a bachelor’s degree from Western Illinois University and an M.B.A. from Northern Illinois University.  Mr. Begley’s experience as a former Chief Executive Officer of Hospira, Inc., a publicly traded health care company, as well as his experience as a director of other public companies and his background in health care companies generally, led to the conclusion that he should serve as a director of our Company.

Thomas P. Cooper, M.D.  serves as our non-executive Chairman of the Board, a role he has held since May 2013.  He is a partner of Aperture Venture Partners, a venture capital firm.  He is a member of the board of Kindred Healthcare, Inc., and served as an Adjunct Professor at the Columbia University School of Business.  From 1991 to 2006, Dr. Cooper was the Chief Executive Officer of VeriCare Management, Inc., which provides mental health services to patients in long term care facilities.  From May 1989 to January 1997, Dr. Cooper served as the President and Chief Executive Officer of Mobilex U.S.A., a provider of mobile diagnostic services to long term care facilities.  Dr. Cooper was the founder of Spectrum Emergency Care, a provider of contract emergency physicians to hospitals.  Dr. Cooper’s background as a medical doctor, his extensive experience in health care management, venture capital and leading start-up companies, and his knowledge of our Company as our longest serving independent director, led to the conclusion he should serve as a director of our Company.

Cynthia L. Feldmann, retired CPA, currently serves as member of the board of directors, the compliance committee and the audit committee of STERIS Corporation, a company engaged in the development, manufacture and marketing of sterilization and decontamination equipment, consumables and services for health care, scientific, research, industrial and governmental customers throughout the world.  Ms. Feldmann also served as a member of the board of directors and chaired the audit committee of HeartWare International, Inc., a medical device company engaged in the development of devices intended to treat advanced heart failure, from 2012 through August 2016.  Ms. Feldmann is further on the board of directors and chairs the finance committee of Falmouth Academy, an academically rigorous, coed college preparatory day school for grades 7 to 12.  Ms. Feldmann also served on the board of and chaired the audit and compliance committees of Atrius Health, a non-profit organization comprised of six leading Boston Area physician groups representing more than 1,000 physicians serving nearly one million adult and pediatric patients from 2012 to 2013.  Ms. Feldmann was also a member of the board of Hayes Lemmerz International Inc., a worldwide producer of aluminum and steel wheels for passenger cars, trucks and trailers and a supplier of brakes and powertrain components from 2006 to 2009.  Previously, Ms. Feldmann served as Business Development Officer at Palmer & Dodge LLP, a Boston based law firm, with a specialty in serving life sciences companies.  From 1994 to 2002, she was a Partner at KPMG LLP, holding various leadership roles in the firm’s Medical Technology and Health Care & Life Sciences industry groups.  Ms. Feldmann also was National Partner in Charge of Coopers & Lybrand’s Life Sciences practice from 1989 to 1994, among other leadership positions she held during her 19 year career there.  Ms. Feldmann was a founding board member of Mass Medic, a Massachusetts trade association for medical technology companies, where she also served as treasurer and as a member of the board’s Executive Committee during her tenure from 1997 to 2001.  Ms. Feldmann holds a Masters Professional Director Certification from the American College of Corporate Directors.  Ms. Feldmann’s extensive expertise in auditing and accounting, particularly her experience in the health care and life sciences industries, led to the conclusion she should serve as a director of our Company.

Eric A. Green, our former director, is the Co-Head—Middle Market Capital for Muzinich & Co., Inc. Prior to that, he was a Managing Director of Cyrus Capital Partners.  Mr. Green was also a co-founder and managing partner of Castle Hill Investment Management, a New York based alternative investment firm.  Prior to that, Mr. Green was a Senior Partner of Friedberg Milstein.  Previously, he was a Partner and Managing Director of J.P. Morgan Partners, responsible for mezzanine/growth equity and structured investments.  Prior thereto, he was a Managing Director in the Merchant Banking Group at BNP Paribas.  Previously, Mr. Green held corporate planning and other financial positions at GE Capital and GE Company.  Mr. Green has served on numerous public and private company boards of directors.  Mr. Green’s extensive background and broad experience in capital markets, and his expertise in current conditions and trends in corporate finance and structured investments, led to the conclusion he should serve as a director of our Company.

Stephen E. Hare has been Executive Vice President and Chief Financial Officer of Office Depot, Inc. since December 2013.  Prior to that, he served as Senior Vice President and Chief Financial Officer of The Wendy’s Company from July 2011 to September

2013, and prior to that served as Senior Vice President and Chief Financial Officer of Wendy’s/Arby’s Group, Inc. from 2008 to July 2011.  Mr. Hare served as Senior Vice President and Chief Financial Officer of Triarc Companies, Inc. from 2007 to the 2008 merger of Triarc and Wendy’s in 2008, and as Chief Financial Officer of Arby’s Restaurant Group, Inc. from 2006 until July 2011.  Previously, Mr. Hare served as Executive Vice President of Cadmus Communications Corporation and as the President of Publisher Services Group, a division of Cadmus, from 2003 to 2006.  Mr. Hare served as Executive Vice President and Chief Financial Officer of Cadmus from 2001 to 2003.  From 1996 to 2001, Mr. Hare was Executive Vice President and Chief Financial Officer of AMF Bowling Worldwide, where he was also a member of the board of directors.  From 1990 to 1996, Mr. Hare was Senior Vice President and Chief Financial Officer of James River Corporation.  Mr. Hare was also a member of the board of directors of Pasta Pomodoro, Inc., the operator of Pasta Pomodoro restaurants, from 2008 to 2009, and was a member of the board of directors and chair of the audit committee of Wolverine Tube Inc. from 2005 to 2007.  Mr. Hare’s accounting and auditing expertise, including his experience as Chief Financial Officer of large, public companies, as well as his extensive experience in distributed retailing business models, led to the conclusion he should serve as a director of our Company.

Cynthia L. Lucchese is the Chief Administrative Officer and Chief Financial Officer of Hulman & Company, a privately held company headquartered in Indianapolis, Indiana, which owns and operates the Indianapolis Motor Speedway, INDYCAR racing league, Indianapolis Motor Speedway Productions, Clabber Girl Corporation and various real estate holdings.  Prior to joining Hulman, Ms. Lucchese was Senior Vice President and Chief Financial Officer of Hillenbrand, Inc., where from 2008 to 2014 she was a key member of the leadership team that transformed Hillenbrand from a $650 million North American business to a $1.6 billion global diversified industrial company.  She also has extensive experience in the medical device industry, including serving from 2005 to 2007 as Senior Vice President and Chief Financial Officer of Thoratec Corporation, a medical device company focused on treating advanced stage heart failure.  Ms. Lucchese also held various senior financial positions with Guidant Corporation, now a part of Boston Scientific Corporation, from 1994 to 2005, including Vice President and Treasurer, Vice President — Finance and Administration and Vice President — Controller and Chief Accounting Officer.  She has served on the board of Intersect ENT, Inc. since July 2014, including as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee.  She currently also serves as a member of the Dean’s Council for the Kelley School of Business of Indiana University.  Ms. Lucchese, a Certified Public Accountant, earned a bachelor’s degree in accounting and a master’s degree in business administration from Kelley School of Business of Indiana University.  Ms. Lucchese’s extensive experience in accounting and financial leadership roles and her experience in the medical device industry, as well as her experience as a director of other public companies, led to the conclusion she should serve as a director of our Company.  Ms. Lucchese was originally recommended as a director nominee by a third party search firm.

Richard R. Pettingill is the retired President and Chief Executive Officer of Allina Hospitals and Clinics, a network of health care providers in Minneapolis, Minnesota, serving in this role from 2002 until 2009.  During that time, he also served on the board of directors of the Minnesota Hospital Association and the Minnesota Business Partnership.  Prior to joining Allina Hospitals and Clinics, Mr. Pettingill served as Executive Vice President and Chief Operating Officer of Kaiser Foundation Health Plans and Hospitals from 1996 to 2002.  From 1991 to 1995, Mr. Pettingill served as President and Chief Executive Officer of Camino Healthcare.  Mr. Pettingill serves on the board of directors of two other public companies, Accuray Incorporated, a radiation oncology company, and Tenet Healthcare Corporation, a medical services provider.  Mr. Pettingill received a bachelor’s degree from San Diego State University and a master’s degree in health care administration from San Jose State University.  Mr. Pettingill’s experience as a former Chief Executive Officer of Allina, a not-for-profit health care company, as well as his experience as a director of other public companies and his background in health care companies generally, led to the conclusion he should serve as a director of our Company.

Patricia B. Shrader, our former director, has been Vice President, Global Regulatory Affairs for Medtronic, Inc., an international medical device company, since April 2011.  Prior to joining Medtronic, Ms. Shrader served as Senior Vice-President, Regulatory and External Affairs at Becton Dickinson and Company, a medical technology company, where she worked in various capacities from 1995 to 2011.  Ms. Shrader was an attorney with the Washington, D.C. firm Hogan & Hartson from 1988 to 1995.  Ms. Shrader is a 1988 graduate of Georgetown University Law Center.  She participates in the Medical Technologies Association (AdvaMed), as co-chair of the Technology and Regulatory group and in various other strategy and post-market activities.  She also serves as Treasurer of the Board of Directors of the Food and Drug Law Institute.  Ms. Shrader is a member of the Regulatory Affairs Professionals Society and is RAC certified.  Ms. Shrader’s extensive experience in the medical device industry, particularly in medical device regulation and governmental affairs, as well as her legal background, led to the conclusion she should serve as a director of our Company.

Kathryn M. Sullivan is the Chief Executive Officer of UnitedHealthcare Employer and Individual, Local Markets, which is an operating division of UnitedHealth Group, since March 2015.  She joined UnitedHealthcare in July 2008, as Chief Executive Officer of UnitedHealthcare, Central Region.  Prior to joining UnitedHealthcare, Ms. Sullivan served from 2004 to 2008 as Senior Vice President and Chief Financial Officer of Blue Cross Blue Shield Association.  Presently, Ms. Sullivan serves as a director for UnitedHealthcare Children’s Foundation and for the Executives’ Club of Chicago and YMCA of Metro Chicago.  Ms. Sullivan, a Certified Public Accountant, earned a bachelor’s degree in business administration from Northeast Louisiana University and a master’s degree in business administration from Louisiana State University.  Ms. Sullivan’s experience in the health care industry, especially with respect to the payor perspective, led to the conclusion she should serve as a director of our Company.  Ms. Sullivan was originally recommended as a director nominee by a third party search firm.

There are no family relationships between any of the members of the Board of Directors.

Executive Officers

The following tables set forth information as of December 31, 2014 and the current date regarding executive officers of the Company and certain of its subsidiaries.  The ages listed for all executive officers are current as of the date of this filing.  The titles listed and biographies of current executive officers Company is updated through the date of this filing.  The titles listed and biographies of those executive officers that have left the Company since December 31, 2014 are current as of December 31, 2014.  Since December 31, 2014, Russell G. Allen, Richmond L. Taylor, George E. McHenry and Walt A. Meffert, Jr. have left the Company.  Thomas E. Kiraly, Samuel M. Liang, Scott Ranson and Gabrielle B. Adams have since joined the Company as executive officers.  The biographical information for currently serving officers is updated through the date of this filing.  The biographical information for former executive officers is updated through December 31, 2014.

As of December 31, 2014:

Name	Age	Office with the Company
Vinit K. Asar	48	President and Chief Executive Officer
Richmond L. Taylor	66	Executive Vice President of Hanger, Inc., President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc.
George E. McHenry	62	Executive Vice President, Secretary, and Chief Financial Officer
Russell G. Allen	44	Vice President and Treasurer
Thomas E. Hartman	52	Vice President, Secretary and General Counsel
Rebecca J. Hast	64	President of Linkia, LLC
Walt A. Meffert, Jr	48	Vice President and Chief Information Officer
Andrew C. Morton	49	Vice President and Chief Human Resources Officer
Kenneth W. Wilson	51	President and Chief Operating Officer of Southern Prosthetic Supply, Inc.

As of the date of this filing:

Name	Age	Office with the Company
Vinit K. Asar	51	President and Chief Executive Officer
Samuel M. Liang	54	Executive Vice President of Hanger, Inc., President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. (dba Hanger Clinic)
Thomas E. Kiraly	57	Executive Vice President and Chief Financial Officer
Kenneth W. Wilson	54	Executive Vice President of Hanger, Inc., President and Chief Operating Officer of Southern Prosthetic Supply, Inc.
Thomas E. Hartman	54	Senior Vice President, Secretary and General Counsel
Scott Ranson	52	Senior Vice President and Chief Information Officer
Rebecca J. Hast	66	Senior Vice President and Chief Compliance Officer
Andrew C. Morton	52	Senior Vice President and Chief Human Resources Officer
Gabrielle B. Adams	48	Vice President and Chief Accounting Officer

Vinit K. Asar has been our Chief Executive Officer and President since May 2012, and served as our President and Chief Operating Officer from September 2011 to May 2012.  Mr. Asar also served as our Executive Vice President and Chief Growth Officer from December 2008 to September 2011.  Mr. Asar came to our Company from the Medical Device & Diagnostic sector at Johnson & Johnson, having worked at the Ethicon, Ethicon-Endo-Surgery, Cordis and Biosense Webster franchises.  During his eighteen year career at Johnson & Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing and Marketing and Sales in the United States and in Europe.  Prior to joining our Company, Mr. Asar was the Worldwide Vice-President at Biosense Webster, the Electrophysiology division of Johnson & Johnson, responsible for the Worldwide Sales, Marketing and Services organizations.  Mr. Asar has a B.S.B.A from Aquinas College and a M.B.A. from Lehigh University.

Richmond L. Taylor was our Executive Vice President and the President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. and HPO, Inc., our two wholly-owned subsidiaries which operate all of our patient care clinics, from 1999 until December 31, 2014.  Previously, Mr. Taylor served as the Chief Operating Officer of NovaCare O&P from June 1996 until July 1999, and held the positions of Region Vice-President and Region President of NovaCare O&P for the West Region from 1989 to June 1996.  Prior to joining NovaCare O&P, Mr. Taylor spent 20 years in the health care industry in a variety of management positions including Regional Manager at American Hospital Supply Corporation, Vice President of Operations at Medtech, Vice President of Sales at Foster Medical Corporation and Vice President of Sales at Integrated Medical Systems.

George E. McHenry was our Executive Vice President and Chief Financial Officer from 2001 to December 31, 2014 and our Secretary from 2004 to 2014.  From 1987 until he joined us in October 2001, Mr. McHenry served as Executive Vice President, Chief Financial Officer and Secretary of U.S. Vision, Inc., an optical company with 600 locations in 47 states.  Prior to joining U.S. Vision, Inc., he was employed principally as a Senior Manager by the firms of Touche Ross & Co. (now Deloitte & Touche) and Main Hurdman (now KPMG LLP) from 1974 to 1987.  Mr. McHenry is a Certified Public Accountant and received a Bachelor of Science degree in accounting from St. Joseph’s University.

Russell G. Allen was our Vice President and Treasurer from March 2011 to April, 2015.  Mr. Allen joined our Company from Lance, Inc., a publicly traded consumer products company located in Charlotte, North Carolina, where he served in a variety of positions from 2003 to 2011, including Vice President of Treasury and Planning, and Director of Financial Planning & Analysis and Investor Relations.  From 1995 to 2002, Mr. Allen worked at Ford Motor Company in Dearborn, Michigan, where he held various roles of increasing responsibility as part of Ford’s Finance Management Development Program.  Mr. Allen is a Certified Public Accountant and received a Bachelor of Business Administration from Southern Arkansas University and a Masters of Business Administration from The University of Illinois.

Thomas E. Hartman is our Senior Vice President, Secretary and General Counsel.  He was appointed Senior Vice President in 2015 and Secretary in 2014, and has served as Vice President and General Counsel since 2009.  Mr. Hartman joined our Company from Foley & Lardner, LLP (“Foley”) where he was a partner in Foley’s Business Law Department.  Mr. Hartman’s practice at Foley was focused on securities transactions, securities law compliance, mergers and acquisitions, and corporate governance.  Prior to joining Foley in 1995, Mr. Hartman was a business law associate at Jones Day.  Mr. Hartman received his J.D. from the University of Wisconsin in Madison, and a Bachelor of Science in Engineering (Industrial & Operations Engineering) from the University of Michigan in Ann Arbor.

Rebecca J. Hast has been our Senior Vice President and Chief Compliance Officer since June 2015.  She served as President of Linkia, LLC from 2005 to June 2016.  Prior to joining Linkia, Ms. Hast was with United Health Group Incorporated, a health care company that offers a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.  Ms. Hast held a variety of positions from 1999 to 2004, leaving United Healthgroup as Senior Vice President, Account Development for the Dental Benefit Providers, a wholly owned subsidiary of United Healthgroup’s Specialty Services Division (now Optum).  Prior to joining United Healthgroup, Ms. Hast held management and leadership positions with Magellan Health Services, Inc., a specialty health care management company, and other health care insurance and services providers.  Ms. Hast holds a Bachelor of Science degree from University of Pittsburgh.

Thomas E. Kiraly has been our Executive Vice President and Chief Financial Officer since January 2015.  Mr. Kiraly joined our Company in October 2014 as Executive Vice President.  Prior to joining the Company, Mr. Kiraly served as the Executive Vice President, Chief Financial Officer and Treasurer of Sheridan Healthcare, Inc., a provider of anesthesia, radiology, emergency department and neonatology services from 2013 to 2014.  From 1999 to 2011, Mr. Kiraly served as Executive Vice President, Chief Financial Officer and Treasurer and led the financial accounting, procurement and real estate functions of Concentra, Inc., a provider of urgent care, occupational health care and other health care services.  In 2010, when Concentra, Inc. was acquired by Humana, Inc., a Fortune 100 provider of insurance, health and wellbeing and related health care services, Mr. Kiraly transitioned to the position of Vice President of Finance, responsible for corporate financial forecasting, analysis, internal reporting and accounting operations.  From 1988 to 1999, Mr. Kiraly served as Executive Vice President and Chief Financial Officer of BRC Holdings, Inc., where he led the financial accounting, human resources and legal functions of this publicly-traded provider of IT services to health care firms and local governments.  Mr. Kiraly earned his Master of Business Administration from the University of Texas in Austin, Texas and his Bachelor of Arts in Speech Communication from California State University in Northridge, California.

Samuel M. Liang has been our Executive Vice President since May 2016, and has been the President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. (dba Hanger Clinic), the Company’s patient care subsidiary, since September 2014.  Mr. Liang joined our Company in May 2014 as Executive Vice President.  Between May 2010 and May 2014, Mr. Liang was a Senior Vice President of Bayer HealthCare where he served as President and CEO of MEDRAD, Inc. and Head of the Radiology & Interventional business.  Prior to that, he served as President and Chief Executive Officer of Vascular Therapies, LLC, a company that created a combination drug and device product for vascular surgery.  Mr. Liang also held numerous leadership positions over 24 years at Cordis Corporation, a Johnson & Johnson company.  Mr. Liang earned a B.S.E. degree in mechanical engineering and material sciences from Duke University, North Carolina, and a master’s degree in management from the Kellogg Graduate School of Management, Northwestern University, Illinois.

Walt A. Meffert, Jr. was our Vice President and Chief Information Officer from 2010 to March, 2015.  Mr. Meffert was previously the Senior Vice President & Chief Technology Officer for Apria Healthcare from December 2008.  Concurrently Mr. Meffert also served as Senior Vice President & Chief Information Officer for Coram, Inc. since November 2005.  As the CTO/CIO at Apria Healthcare and Coram, Inc., he directed all production infrastructures and business applications supporting over 700 branches and five main business lines in addition to providing IT oversight and alignment for Apria’s Global IT service delivery.  Before joining Apria Healthcare/Coram Inc., Mr. Meffert served as Senior Vice President & Chief Information Officer for NeighborCare.  Mr. Meffert served as Chief Technology Officer for Register.com, a leading provider of global domain name registration and Internet services from November 2001 to April 2004; Vice President of Enterprise Application Engineering at the creative software development company, Macromedia from October 1999 to November 2001; Director of Electronic Commerce—Internet Center at Bell Atlantic from January 1998 to October 1999; and various leadership positions at The General Electric Company including the leading of the Internet Consulting and Systems Integration teams from 1990 to 1998.  Mr. Meffert is a graduate of the renowned GE Edison Engineer program.  Mr. Meffert holds a Bachelor of Science degree in Computer Science from the University of Maryland, Baltimore County and a Master of Science in Computer Science degree from John Hopkins University.

Andrew C. Morton is our Senior Vice President and Chief Human Resources Officer.  He was appointed Senior Vice President in 2015, and served as Vice President and Chief Human Resources Officer since 2010.  Prior to joining our Company, Mr. Morton worked for Freescale Semiconductor since 2006 in two capacities: first as Vice President Talent and Corporate Services, and then Vice President Human Resources Supply Chain.  From 1992 to 2006, Mr. Morton worked at IBM and held various global field and corporate HR executive roles of increasing responsibility across its software, hardware and sales businesses.  Mr. Morton has a B.S. degree in Finance from the University of Colorado at Boulder, and an MBA from Syracuse University.  In between degrees, he worked for Baxter Healthcare in Finance roles from 1988 to 1989.

Scott Ranson has been our Senior Vice President and Chief Information Officer since July 2015.  Mr. Ranson joined our Company after 14 years of service as the Chief Information Officer for Brookdale Senior Living Inc., a publicly traded senior housing solution provider, from 2001 to June 2015.  Previously, Mr. Ranson served as the Director of Software for Marketing Specialists Company, where he led the successful implementation of an ERP system and e-commerce strategies, and as Vice President of IT for Atlas Marketing Company, Inc. Mr. Ranson earned his Bachelor of Science degree in Business Administration, Business Management, Computer Information Systems from Ashland University in Ohio.

Kenneth W. Wilson has been an Executive Vice President since May 2016, and has been President and Chief Operating Officer of Southern Prosthetic Supply, Inc. since September 2011.  Mr. Wilson was previously employed by Cardinal Health Inc., the largest distributor of pharmaceuticals and medical products in the United States, for 22 years, serving as Senior Vice President/General Manager of its Ambulatory Care business from 2008 until September 2011, as Vice President/General Manager of its Onsite business from 2006 to 2008, and as Senior Vice President—Group Purchasing Accounts from 2004 to 2006.  Prior to joining Cardinal Health, he worked at Allegiance Healthcare Corporation, a manufacturer of medical products, including surgical apparel and drapes, surgical instruments and respiratory care products.  Allegiance Healthcare was a 1997 spin-off of Baxter Healthcare Corporation that was acquired by Cardinal Health in 1999.  Mr. Wilson served Allegiance Healthcare as Head of Allegiance National Account and Health Systems from 2002 to 2004, and as Vice President—Health Systems from 1997-2002.  From 1988 to 1997, Mr. Wilson was with Baxter Healthcare, a manufacturer of a wide variety of medical products across three divisions, including drugs and vaccines, dialysis equipment and intravenous supplies.  Mr. Wilson left Baxter in 1997 as a Regional Director in Encinitas, California.  Prior to joining Baxter, he also worked for PepsiCo, USA and Proctor & Gamble in a variety of sales roles.  Mr. Wilson received his Bachelor of Science degree in Economics and Social Science from Davidson College in 1984.

Gabrielle B. Adams has been our Vice President and Chief Accounting Officer since April 2017 and served as Vice President — Accounting since August 2015.  Prior to joining our Company, Ms. Adams served as Chief Financial Officer at the Texas Bankers Association, a trade association supporting the banking industry in Texas, from 2012 to 2015.  Previously, Ms. Adams served in various roles of increasing responsibility at EZCorp, Inc., a publicly traded provider of pawn loans and operator of pawn stores, from 1999 to 2012, including serving as Vice President of Financial Planning and Analysis, Director of Internal Audit and Assistant Controller.  Ms. Adams holds a degree in accounting from the University of Texas at Austin and is a licensed CPA in the State of Texas.

There are no family relationships between any of the executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of our Company’s equity securities, to file initial reports of securities ownership on Form 3 and reports of changes in such ownership on Forms 4 and 5 with the SEC.  Based solely on a review of the copies of such reports furnished to our Company during the fiscal year ended December 31, 2014, we believe that all reports of securities ownership and changes in such ownership required to be filed during 2014 were timely filed with the exception of a late Form 4 filing for one officer who sold his shares into the market.

Corporate Governance Guidelines and Code of Business Conduct and Ethics for Directors and Employees

Our Board of Directors has adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics for directors, officers and employees in accordance with NYSE corporate governance listing standards, which were also in effect in their current form as of December 31, 2014.  Copies of these documents are set forth on our Company’s website, www.hanger.com.

Policy Regarding Director Nominating Process

The Corporate Governance and Nominating Committee has adopted a policy, which was also in effect in its current form as of December 31, 2014, pursuant to which a stockholder who has owned at least 2% of our Company’s outstanding shares of common stock for at least one year may recommend a director candidate that the Corporate Governance and Nominating Committee will consider when there is a vacancy on our Board of Directors either as a result of a director resignation or an increase in the size of our Board of Directors.  Such recommendation must be made in writing addressed to the Chairperson of the Corporate Governance and Nominating Committee at our Company’s principal executive offices and must be received by the Chairperson at least 120 days prior to the anniversary date of the release of the prior year’s proxy statement.  Although the Corporate Governance and Nominating Committee has not formulated any specific minimum qualifications that it believes must be met by a nominee that the Corporate Governance and Nominating Committee recommends to our Board of Directors, the factors it will take into account will include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, as set forth in the Corporate Governance and Nominating Committee’s charter.  There will not be any difference between the manner in which the committee evaluates a nominee recommended by a stockholder and the manner in which the committee evaluates any other nominee.

While the Corporate Governance and Nominating Committee does not have a formal policy relating specifically to the consideration of diversity in its process to select and evaluate director nominees, the Corporate Governance and Nominating Committee does consider diversity as part of its overall evaluation of candidates for director nominees.  Specifically, the “Selection of Board Members” section of our Corporate Governance Guidelines provides that the selection of potential directors should be based on all the factors the Corporate Governance and Nominating Committee considers appropriate, which may include diversity of viewpoints.

Audit Committee

The Audit Committee (as used in this section, the “Committee”) of our Board of Directors, which as of December 31, 2014 consisted of Stephen E. Hare (Chair), Christopher B. Begley, Cynthia L. Feldmann and Eric A. Green, was formed in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended.  It is, and as of December 31, 2014 was, governed by its charter, a copy of which is available on our Company’s website, www.hanger.com.  The current members of the Committee are Stephen E. Hare (Chair), Christopher B. Begley and Cynthia L. Feldmann.  All the members of the Committee were, as of December 31, 2014, and currently are “independent” under the rules of the SEC and the listing standards of the NYSE, which means that they did not and have not received any consulting, advisory or other compensatory fee from our Company other than board or committee fees, they were not “affiliated persons” of our Company and they had no relationship to our Company that may have interfered with the exercise of their independence from management of our Company.  Furthermore, each Committee member was, as of December 31, 2014, and as of the current date has been, deemed by our Board of Directors to be financially literate and at least one member has accounting or related financial management expertise, as called for by NYSE listing standards.  Our Board of Directors has determined that each of Mr. Hare, Mr. Begley and Ms. Feldmann are considered to be an “audit committee financial expert” within the meaning of the rules of the SEC.

ITEM 11.            EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Objectives of Our Executive Compensation Program

The compensation program covering our named executive officers is designed to drive our Company’s success, which will be achieved primarily through the actions of talented employees.  Our executive compensation program covering named executive officers has specific primary objectives which include:

•                  attracting qualified and talented executives who are capable of providing the appropriate leadership to our Company;

•                  retaining executives who have the critical skills our Company needs to meet our strategic and operational objectives; and

•                  motivating our executives to drive outstanding Company performance.

These objectives reflect our belief that programs that support the attraction and retention of a highly qualified executive management team—coupled with appropriate incentive programs to motivate performance—serve the long-term interests of our investors.

Compensation arrangements for our named executive officers are designed to reward long-term commitment to our Company’s success.  The following principles guide our compensation decisions:

Guiding Principle	Hanger Philosophy / Approach

Pay for performance

Our compensation program is designed to align executive compensation with the Company’s overall performance and business strategy. The design of our short-term and long-term compensation programs is driven by business objectives and performance measures which we believe provide a direct link to the creation of shareholder value. We support a structural pay for performance philosophy by significantly emphasizing variable or at-risk compensation in the overall executive pay program.

Facilitate alignment with shareholders

Our long-term incentives are delivered in the form of equity to provide executives with a direct interest in the performance of our stock. We have adopted and implemented stock ownership guidelines for our executives which reinforce this principle.

Be internally equitable

Our executive compensation programs are designed to provide compensation that is fair and equitable based on the performance of the executive and the Company. In addition to conducting analyses of market pay levels, we consider the pay of the named executive officers relative to one another and relative to other members of the management team.

Promote sound corporate governance objectives

We seek broad compliance with all applicable legal, regulatory and financial regulations and requirements in the context of our executive compensation program. In addition, when designing and implementing our executive compensation programs, we give due consideration to the impact such programs have on shareholders and any relevant tax and accounting implications that may arise in connection with such programs.

Provide leadership stability and continuity

Our executive programs are designed to reward both long-term contributions to the Company, as well as attract new executive talent and reward commitment of our executives to our Company regardless of their length of service with the Company. We recognize that the stability of the leadership team enhances our business.

Be competitive	We regularly conduct market pay analyses to ensure the compensation we pay our executives is competitive in terms of the elements and mix of pay, program design and resulting actual levels of pay.

Reflect factors of role and individual

We use the information from market pay analyses and apply it to the individual situation of each of our executives to ensure we are compensating for the officer’s responsibilities and the individual’s skills and performance.

Encourage long-term executive service

We provide our named executive officers with tax effective savings opportunities. Our savings and retirement plans, along with a market competitive offering of other pay elements, encourage employees to join and remain at our Company. In addition, the vesting provisions established for all of our long-term incentive vehicles support this objective.

Named Executive Officers

Based on their compensation for the fiscal year ended December 31, 2014, the following individuals have been identified as the named executive officers for purposes of disclosure in this Annual Report on Form 10-K:

•                  Vinit Asar, our President and Chief Executive Officer;

•                  George E. McHenry, our former Executive Vice President, Secretary, and Chief Financial Officer;

•                  Samuel M. Liang, our President of Hanger Clinic;

•                  Kenneth W. Wilson, our President and Chief Operating Officer of Southern Prosthetic Supply, Inc.; and

•                  Rebecca J. Hast, our President of Linkia, LLC.

Mr. McHenry retired from our Company on December 31, 2014.

Overview of Our Executive Compensation Programs

Below are the purpose and key characteristics of the elements of our executive compensation program.

Element	Purpose and Characteristics

Base Salary	• Fixed pay element to compensate for an individual’s competencies, skills and experience as valued in the marketplace and within the Company and to reward continued performance.
• Base salary may be adjusted annually/periodically based on changes in job responsibilities, market conditions and individual performance.

Short-Term Incentives	• Performance-based annual cash opportunity to motivate and reward the achievement of annual financial results relative to business specific targets and individual goals tied to strategic initiatives.
• Incentive goals are aligned with stakeholders’ interests.
• Awards, if earned, are payable based on actual results.

Long-Term Incentives	• Performance-based equity opportunity to motivate and reward financial performance and stock price appreciation.
• Amounts earned and realized will vary from the grant date fair value based on actual stock price performance.

Retirement Benefits	• Component of compensation that accrues each year to encourage employment stability of our executive leadership.
• Benefits are payable upon or after retirement.

Other Benefits and Perquisites	• Generally certain pay elements which provide for life and income security needs; the actual cost to the Company is based on participation/usage.

Severance Benefits	• Contingent component to provide a bridge to future employment in the event an executive’s employment is terminated.
• Payable only if an executive’s employment is terminated in certain predefined situations.

Consideration of Advisory Shareholder Vote on Executive Compensation

At our Company’s annual meeting of shareholders held on May 7, 2014, approximately 91% of the shares voted on the proposal were voted in support of the compensation of the Company’s named executive officers, including the Company’s compensation practices and principles and their implementation, as discussed and disclosed in the proxy statement for the 2014 annual meeting of shareholders.  The Compensation Committee appreciates and values the views of our shareholders.  In considering the results of this advisory vote on executive compensation, which included contact with various institutional investors, the Compensation Committee concluded that the compensation paid to our executive officers and the Company’s overall pay practices continue to have broad shareholder support.  As a result, the Compensation Committee decided to retain our general approach to executive compensation, with an emphasis on annual and long-term incentive compensation that rewards our most senior executives when they successfully implement our business plan and, in turn, deliver value for our shareholders.

The Compensation Committee recognizes that executive pay practices and notions of sound governance principles continue to evolve.  Consequently, the Compensation Committee intends to continue paying close attention to the advice and counsel of its independent compensation advisors and invites our shareholders to communicate any concerns or opinions on executive pay directly to the Compensation Committee or our Board of Directors.

At the annual meeting of shareholders held on May 12, 2011, our shareholders expressed a preference that advisory votes on executive compensation occur every year.  In accordance with the results of this vote, our Board of Directors determined to implement an advisory vote on executive compensation every year until the next required vote on the frequency of shareholder votes on executive compensation, which is currently scheduled to occur at our next annual meeting of shareholders.

As a result of the Company’s delay in filing its periodic reports with the SEC, it has not held an annual meeting of shareholders since May 2014.

Pay Setting Process

To determine competitive market pay, our Compensation Committee periodically analyzes the annual proxy statements of a peer group of companies and published survey data.  In setting pay for our named executive officers, our Compensation Committee has established the target for compensation, by element and in the aggregate, as the competitive market pay median (50th percentile).  Our competitive market pay median (the “Median”) is determined by averaging the in-depth peer group analysis and the published survey data.  The design of our annual and long-term incentive plans provides our executives with the opportunity to exceed the Median for total direct compensation (the sum of base salary, annual bonus and long term incentives) based on Company performance.  Actual compensation on a yearly basis, based on Company and individual performance, can vary widely, as our history has demonstrated.

Our Compensation Committee uses Hay Group as its primary compensation consultant on executive compensation matters and uses Willis Towers Watson plc (“Towers Watson”) for executive retirement program support.  For 2014, Hay Group was paid $184,841 and Towers Watson was paid $18,086.  Our Compensation Committee assessed the independence of Hay Group and Towers Watson and concluded that the work performed by each of these consultants for our Compensation Committee does not raise any conflict of interest under applicable NYSE listing standards or SEC rules.

Peer Group

Our Compensation Committee considered the pay program practices for the named executive officers of a peer group of similarly-situated publicly-traded companies.  The criteria for peer group inclusion was based on a number of factors including but not limited to, organization size and scope, industry and sector competitors, business model and executive talent market.

In November 2013, our Compensation Committee approved the peer group listed below (the “2014 Peer Group”) to benchmark the overall executive pay program for our named executive officers.  Our Compensation Committee made the following changes to the 2014 Peer Group compared to the peer group we had used for 2013:  we removed The Ensign Group, Inc. and Select Medical Holdings Corporation and added Healthsouth Corp., Healthways Inc. and LHC Group Inc.  All of the companies that we removed or added are in the Health Care Facilities and Health Care Services sub-industry sectors.  Our Compensation Committee believes that while not specific to the orthotics and prosthetics area of health care, the companies in the peer group reflect the range of business sectors where we are active and are of similar size to us.  The sub-industry mix of these companies is 24% in Health Care Equipment, 38% in Health Care Facilities and 38% in Health Care Services.  These companies have executive talent with comparable skills who our Compensation Committee believes face similar business challenges common to our industry.  Our Compensation Committee believes that the 2014 Peer Group remains reflective of the market we now face and positions our executive compensation benchmarking appropriately.  Subsequent to the Compensation Committee’s selection of the 2014 Peer Group, three of the component companies were acquired:  Emeritus Corp. (2014), Gentiva Health Services, Inc. (2015) and Skilled Healthcare Group, Inc. (2015).  In 2015, the Compensation Committee reviewed the companies selected for the 2014 Peer Group, excluded the three acquired companies noted previously and evaluated the remaining peer companies as well as other potential companies to ensure the 2015 peer group remains relevant to us.

The 50th percentile revenue of the 2014 Peer Group companies was $871.7 million.  The median peer group revenue excludes Emeritus Corp. and Gentiva Health Services, Inc. as these companies were acquired during fiscal year 2014.  Although Skilled Healthcare Group, Inc. will be removed from the peer group in 2015, the median peer group revenue includes this company’s 2014 fiscal year revenue, which was available.

Peer Companies	Description	FY 2014 Revenue (in millions)
MEDNAX, Inc.	Health Care Services	$2,438.90
Teleflex Incorporated	Health Care Equipment	$1,839.80
AmSurg Corp.	Health Care Facilities	$1,622.00
Five Star Quality Care Inc.	Health Care Facilities	$1,328.10
Amedisys Inc.	Health Care Services	$1,204.60
Integra LifeSciences Holdings Corporation	Health Care Equipment	$928.30
National Healthcare Corp.	Health Care Facilities	$871.70
Skilled Healthcare Group, Inc. (acquired in 2015)	Health Care Facilities	$833.30
Healthways Inc.	Health Care Services	$742.20
LHC Group Inc.	Health Care Services	$733.60
IPC Healthcare, Inc.	Health Care Services	$694.00
Orthofix International N.V.	Health Care Equipment	$402.27
Wright Medical Group Inc.	Health Care Equipment	$298.00

Our Compensation Committee reviewed and considered Hay Group’s analysis of the 2014 Peer Group pay practices for similarly situated executives to each named executive officer.  Hay Group’s analysis included, but was not limited to, a review of pay levels (base salary, annual incentives, total cash compensation, long-term incentives and total direct compensation) and pay structure (allocation of pay between base salary, annual incentives and long-term incentives).

Compensation Survey Data

In addition to the 2014 Peer Group data, our Compensation Committee also considered published survey data for a broader market perspective on executive compensation pay levels and practices.  We believe that an alternative lens into the executive labor market is appropriate and meaningful in that survey data provides a robust data set, can be utilized for other executives who are not named executive officers and is consistent with our holistic approach to benchmarking executive compensation.  For purposes of this year’s assessment, we used Hay Group’s 2014 Industrial Total Remuneration Survey (171 industrial companies from various industries and sectors).  Our Compensation Committee was provided a specific list of companies underlying the survey data, but did not select or otherwise have input on the companies participating in the survey.

Factors to Set or Adjust Pay

For each named executive officer, our Compensation Committee considers the relevant data regarding our peer group and the salary survey data.  For each individual, we also focus specifically on:

•                  The transferability of professional and managerial skills;

•                  The depth of knowledge and experience in orthotics and prosthetics and related industries;

•                  The relevance of the named executive officer’s experience to other potential employers; and

•                  The readiness of the named executive officer to assume a different or more significant role either within our Company or with another organization.

The following factors are also considered in setting and adjusting pay for our named executive officers:

•                  The Company’s financial performance;

•                  The individual’s past and expected future performance;

•                  Peer group pay practices and broader market developments/trends; and

•                  Our business and people needs.

Focus on Pay-for-Performance

Our Compensation Committee sets each officer’s total direct compensation to approximate Median practices.

Consistent with our compensation philosophy and objectives, our Compensation Committee emphasizes performance-based incentive opportunities, particularly long-term incentives, over base salary when determining the mix of elements that constitute an officer’s total direct compensation.  The following tables show the targeted and actual 2014 pay mix for our Chief Executive Officer and for our other named executive officers as a group.

Determination of Pay Elements

In developing the pay programs and levels for our named executive officers, the Compensation Committee reviews peer group pay practices, survey data and other relevant benchmarks provided by the compensation consultant.  Any changes to base salary and annual incentive target amounts generally become effective in March of each year.

Annually, our Chief Executive Officer reviews the performance of each of the other named executive officers and shares his perspective with our Compensation Committee.  Our Compensation Committee considers this performance information in setting the pay for our named executive officers other than our Chief Executive Officer.  All decisions regarding any adjustment to the compensation of our Chief Executive Officer are made solely by our Compensation Committee based on both competitive pay practices as well as the Compensation Committee’s assessment of his performance.

Our Compensation Committee considers previous compensation earned by the named executive officers and current Company stock holdings when making compensation decisions.  We believe that our named executive officers should be fairly and competitively compensated, both for annual and long-term compensation opportunities, based on the Company’s performance and each individual’s performance.

Our Compensation Committee may meet in executive session without the presence of any member of management and/or the consultant in making its decisions regarding the compensation of any of our named executive officers.

When making any executive compensation decision, our Compensation Committee follows a deliberate, multiple-step process:

1.              Information review;

2.              Evaluation and deliberation; and

3.              Decision making.

First, our Compensation Committee collects all essential information that may be necessary to make an educated decision from our compensation consultant, our Chief Executive Officer or other sources.  Next, the Compensation Committee members discuss the information and a deliberation of possible options ensues.  After discussion, the Compensation Committee takes time for reflection and, where appropriate, consultation with other members of our Board of Directors.  Finally, the Compensation Committee reconvenes for additional discussion, if needed, before a final decision is made.  As a result, some compensation decisions require two or more Compensation Committee meetings before any final decisions are made.

Additional information about the role and processes of our Compensation Committee is outlined in the Compensation Committee charter, which is available on the Company’s website at www.hanger.com.

Base Salary

As discussed above, our Compensation Committee targets base salary levels for our named executive officers at the Median.  Currently, our named executive officers’ base salaries fall within the competitive range of the Median, which we broadly define as within 85% to 115% of the Median for each position.  Individual increases to base salary are based upon several considerations, including individual performance and contributions, internal equity considerations, as well as competitive market factors and practices.

Base salary compensates a named executive officer for the individual’s competencies, skills, experience and performance.  When considering a candidate for a named executive officer role, our Compensation Committee considers all of these factors.  For annual adjustments to the base salary of a named executive officer, our Compensation Committee primarily considers the Median, information set forth in general industry surveys, the Company’s performance, the individual’s performance and internal equity amongst our officers.  Changes in the scope of a named executive officer’s role and responsibilities could result in an adjustment being considered and approved by the Compensation Committee at any time during the year.

For 2015 base salary adjustments, our Compensation Committee considered the peer group analysis and published survey data described earlier.  Our Compensation Committee increased the base salaries of our named executive officers effective March 2015 by an average of 4.38%.  Individual adjustments ranged from 1% to 9.2%, based on an analysis of past individual performance as well as market adjustments given the respective base pay versus the Median for the position.  Our Compensation Committee believes that these adjustments to base salary continue to position the pay of our named executive officers within the competitive range of the Median.

Short-Term Incentive Compensation

Our Compensation Committee designs the short-term incentive compensation program to motivate and reward the achievement of annual financial results and individual goals.  Currently, our philosophy for short-term incentive compensation is to generally target the Median and to provide the opportunity to earn in the range of the 75th percentile compared to peer group and published survey data with the achievement of exceptional Company and individual performance.  In other words, when we reach target performance for the goals discussed below, then short-term incentive compensation should be close to the Median.  If our Company and our named executive officers have exceptional performance based on the established performance goals, then short-term incentive compensation should exceed the Median and could approach the 75th percentile compared to the peer group and published survey data.

In 2014, our Compensation Committee approved a new short-term incentive design intended to strengthen further management’s focus on profitable revenue growth.  The new design moves from three independent financial metrics and individual operational and strategic goals to two interdependent financial metrics which are leveraged by individual operational and strategic performance.  The two interdependent metrics are revenue and EBITDA, equally weighted 50%.  To receive any payment, minimum thresholds must be met for both metrics.  If the goals for the financial metrics are met, then the amounts actually earned are determined on the basis of individual performance against individual goals.  When both financial thresholds are met, potential bonuses of up to 25% of the target amount are available.  The potential bonuses increase to 100% if financial goals are achieved at the target level and 200% if the financial goals are achieved at or above the maximum levels.  The financial performance measures for our 2014 annual incentive program were:

Performance Measure	Percentage Weight
Revenue	50%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)	50%

The financial results used for the short-term incentive are for all of Hanger (enterprise) for all named executive officers except the President of Hanger Clinic and the President of Southern Prosthetic Supply, Inc.  The table below shows the business unit mix for each executive.

Business Unit Mix for Financial Measures

NEO	Enterprise	Hanger Clinic	Products & Services
Vinit Asar	100%
George E. McHenry	100%
Samuel M. Liang	75%	25%
Kenneth W. Wilson	75%		25%
Rebecca J. Hast	100%

The financial goals for our 2014 short-term incentive program at threshold, target and maximum are presented in the table below.  As noted in a footnote to the table, actual results for 2014 were not available to the Compensation Committee at the time of determination of bonuses.

Enterprise Measures	Threshold	Target	Maximum	Actual Results(1)
Revenue	$1,039.4M	$1,122.6M	$1,205.8M	N/A
EBITDA	$173.7M	$185.5M	$197.3M	N/A

Hanger Clinic Measures
Revenue	$839.4M	$885.6M	$931.8M	N/A
EBITDA	$181.2	$201.3	$220.0	N/A

Products & Services Measures
Revenue	$165.2M	$174.3M	$185.7	N/A
EBITDA(SPS)/EBIT(ACP)	$40.5M	$45.8M	$52.1M	N/A

(1)                                 Actual results for 2014 were not available until the completion of our audited 2014 financial statements in May 2017.  Accordingly, these are not disclosed in this table as they were not available to the Compensation Committee for purposes of determining bonuses.

Our Compensation Committee sets the performance measure targets for a given year based on the Company’s strategic budgeting and goal setting process that begins in October of the previous year and is finalized in February of the year for which the targets will apply.  In the first quarter of each year, our Compensation Committee approves the specific objectives for threshold, target and maximum levels for each of the performance measures used for the short-term incentive program for our named executive officers.

In addition to these financial goals, our named executive officers have individual goals that they must achieve for their individual performance which are focused on the Company’s strategic and operational initiatives.  Individual performance is measured on initiatives such as cost reductions, process improvement, business development opportunities and people initiatives.  An executive’s individual objectives may be qualitative or quantitative.  The individual goals are typically developed to be stretch goals that are challenging for the executive to achieve.

Named Executive Officer	2014 Individual Performance Goals/Results

Mr. Asar	Goals: key leadership succession, business process improvements and strategic business alternatives.

Results: in total, Mr. Asar’s results were near target.

Mr. Liang	Goals: financial growth objectives, field process improvements and organization succession initiatives.

Results: in total, Mr. Liang’s results were near target.

Mr. McHenry	Goals: finance function improvements, business and field process improvements, and addressing Material Weaknesses and significant deficiencies.

Results: in total, Mr. McHenry’s results were below target.

Mr. Wilson	Goals: financial growth objectives, business process improvements and operational and strategic assessments of our distribution businesses.

Results: in total, Mr. Wilson’s results were above target.

Ms. Hast	Goals: strategic planning, financial growth, quality and business process improvements.

Results: in total, Ms. Hast’s results were near target.

After year end, we assess the attainment of the performance measures for the most recently completed year for the short-term incentive program against both financial and individual goals.  Typically, the final assessment of the year end results is made in February, at which time bonuses, if any, are approved for payment by March 15th.  In February 2015, we did not have final, audited financial results for the 2014 performance year, but we knew that reaching the financial thresholds for the short-term incentive plan at the enterprise and Hanger Clinic levels was not possible.  On the other hand, the unaudited results for the Products & Services segment indicated results above target, which financial results would impact Mr. Wilson’s potential payout only.  Given these mixed financial and individual results and the need for retention of key executives through this challenging period, our named executive officers received discretionary payouts ranging from 0% to 54% of their respective targets.  The specific amounts were determined by the Compensation Committee by measuring each named executive officer’s results against their 2014 individual goals and also by taking into consideration, for Mr. Wilson, the unaudited segment results for the Products & Services segment.  Prior to the Compensation Committee’s consideration of potential discretionary payouts, Mr. Asar requested of the Compensation Committee that he be excluded from consideration for a 2014 payment.  Accordingly, the Compensation Committee did not consider Mr. Asar’s performance results against his 2014 individual goals, and Mr. Asar did not receive any payout.

See the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for the short-term incentive payments for the 2014 performance period as paid to each named executive officer in March 2015.

The target and maximum annual incentive awards for 2014 expressed as a percentage of base salary for our named executive officers are included in the below table.  Our Compensation Committee sets these targets for annual incentives based on the Median of the annual incentives of our peer group and published survey data provided by our compensation consultant as discussed previously.  Our Compensation Committee used the same percentages of base salary for our continuing officers in the 2015 short-term incentive plan.

Incentive Awards Expressed as a Percentage of Base Salary	Target	Maximum
Vinit Asar	100%	200%
President and Chief Executive Officer
Samuel M. Liang	60%	120%
President, Hanger Clinic
George E. McHenry	50%	100%
Former Executive Vice President and Chief Financial Officer
Kenneth W. Wilson	50%	100%
President and Chief Operating Officer, Southern Prosthetics Supply, Inc.
Rebecca J. Hast	40%	80%
Chief Compliance Officer and President of Linkia

Our Compensation Committee also used revenue and EBITDA for the 2015 annual incentive plan.

Long Term Incentive Compensation

Long term incentive compensation opportunities are provided to our named executive officers to encourage the executives’ continued commitment to our Company by motivating and rewarding financial performance and stock price appreciation.  Our Compensation Committee believes this is an important component of their pay which directly aligns the interests of our executives with the interests of our stockholders since amounts granted, earned and realized are dependent on actual stock price performance.

•                  When determining the value of individual grants, consistent with the other elements of our compensation program, our Compensation Committee considers the results of the assessment of competitive market data described above.  For years prior to 2014, the Compensation Committee reviewed the appreciation of the Company’s stock price and made adjustments to the grant sizes in order to keep the grant values competitive.  In 2014, the Compensation Committee adopted a formal approach to this market adjustment, using a 60 trading day average ending on the Thursday before the week of the determinative Compensation Committee meeting to convert the target dollar value of the individual grant into a number of shares.  If the Company’s stock price were to change more than 10% between that Thursday and the day of the Compensation Committee meeting, then the Compensation Committee would discuss whether an adjustment to the 60 trading day average should be made.  Our Compensation Committee believes that this more formal annual process of adjusting grant sizes based on recent stock value provides a more accurate competitive compensation package at the time of grant.

•                  In March 2015, the Compensation Committee made a slight change to this process that impacted 2015 grants.  The Committee used the 60 day trailing average of the Company’s stock price, ending with the closing price on the Thursday before the week of the determinative Compensation Committee meeting to determine the stock size grants for all recipients.  The Committee determined that, if the stock price were to change such that the actual grant values were more than 10% from the intended planning values (up or down), then the Committee would review whether any adjustment should be made to determine stock grant sizes.

As with the other elements of our compensation program, our Compensation Committee targets the Median of competitive market data to set our long term incentive awards with the potential to earn above the Median if the Company has exceptional performance.  Our Compensation Committee also considers each individual’s performance and contributions to the Company’s performance as well as the contributions that are expected to be made in the future based on the executive’s role.  Our Compensation Committee approves all grants to named executive officers.

Our Compensation Committee continued in 2014 its focus on the use of performance based restricted share units by granting 50% of the shares as performance based restricted share units and 50% as time-based restricted share units.  The time-based restricted share units granted to our named executive officers vest 25% annually over four years on the anniversary of the grant date commencing on the first anniversary.  The performance based restricted share units are only earned if the Company achieves the adjusted EPS performance goal established at the time of the grant and the related service conditions are met.  The adjusted EPS goal for the 2014 grant was to achieve $2.15 per share for the twelve month period from January 2014 through December 2014.  Our Compensation Committee created an additional incentive for the named executive officers if this adjusted EPS target was exceeded.  Specifically, if the Company achieved an adjusted EPS goal of $2.25, then the named executive officers would receive 150% of their target performance based awards.  In February 2015, we did not have final, audited financial results for the 2014 performance year, but we knew that reaching the EPS target for the performance based restricted share units was not possible.  Therefore, the Compensation Committee determined that none of the performance based restricted share units granted in 2014 were earned.

Our restricted share unit awards are generally taxable income to the named executive officer when the award vests in the amount equal to the number of share units vested multiplied by our stock price on the vesting date.  We generally receive a tax deduction in the same amount at the same time.  The grants are valued as of the grant date for accounting purposes in accordance with FASB Accounting Standards Codification 718 (“ASC 718”).

Our Compensation Committee approved the 2015 grants in March 2015 using the same 50/50 split between performance based and time-based grants with the exception of Mr. Asar who was on a 60/40 split.

Other Pay Elements

General Employee Benefits

Our Compensation Committee provides our executives, and all of our employees who qualify, with a benefits program which includes health, dental, disability and life insurance as well as a 401k savings plan with a Company match.  This basic yet comprehensive approach provides our named executive officers with a broad umbrella of coverage.

Employment Agreements

Our Company has entered into employment agreements with all of our named executive officers.  The agreements may provide for compensation and benefits such as:

•                  Base salary;

•                  Annual and long-term incentive opportunities;

•                  Benefits that are provided to all of our employees who meet the eligibility requirements;

•                  Various executive benefits such as a company provided automobile;

•                  Severance benefits; and

•                  Change in control severance protection which may only be triggered upon a change in control and a material change in the terms of employment or responsibilities.

Our Company currently provides no other special benefits not outlined in the agreements.  In January 2012, our Compensation Committee amended the agreements to eliminate all excise tax gross-ups for executive benefits.  The excise tax gross-up provisions were replaced with a provision that provides that the payments made to an executive officer under the agreement, and any other payments made in connection with the change of control of the Company, will either be capped as necessary to avoid the officer incurring any excess parachute payment excise tax or be paid in full (with the officer paying any excise taxes due), whichever places him or her in the best after-tax position.

We believe these employment agreements provide clarity as to the terms and conditions of employment as well as protect the Company’s interests through the non-compete provisions.  Further, we intend for the change in control benefits to provide some economic stability to our named executive officers to enable them to focus on the performance of their duties without undue concern over their personal circumstances if there is a potential change of control of our Company.

The employment agreement of each named executive officer is described below.  As discussed elsewhere in this section, Mr. McHenry retired from the Company on December 31, 2014.

Employment Agreement with Mr. Vinit Asar

The employment and non-compete agreement between the Company and Vinit Asar, our President and Chief Executive Officer, as amended and restated August 27, 2012, provides for the continued employment of Mr. Asar unless the employment agreement is terminated by either party pursuant to the terms therein.

The employment agreement entitles Mr. Asar to certain perquisites that were offered to him to complete his overall annual compensation package.  These benefits include:

•                  Premiums for supplemental life insurance equal to two times his salary; and

•                  An automobile allowance in the amount of $1,250 per month and the provision of, or reimbursement for, parking of such automobile at our main office.

Mr. Asar is a participant in our Supplemental Executive Retirement Plan.  Pursuant to the agreement, his benefit under this plan is equal to 65% of his final average base salary based on the three highest years of the last five years of his employment assuming normal retirement age of 65.

Mr. Asar’s employment agreement contains a severance provision which provides that upon the termination of his employment without cause, Mr. Asar will receive severance compensation equal to 24 months of his base salary then in effect plus two years of his annual target bonus, as well as continuation of certain welfare and perquisite benefits for a period of eighteen months.  In addition, Mr. Asar will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of 24 months following such termination.

Mr. Asar’s employment agreement further provides that upon the occurrence of a material and negative alteration of the scope of Mr. Asar’s position, duties or title, or upon the occurrence of a material reduction of his compensation or benefits, Mr. Asar may provide the Company with notice of his intent to resign and, if the Company does not cure such alteration or reduction within 30 days thereafter, Mr. Asar may resign and receive severance compensation equal to 24 months of his base salary then in effect plus two years of his annual target bonus, as well as continuation of certain welfare and perquisite benefits for a period of eighteen months.  In addition, Mr. Asar will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of 24 months following such resignation.

Mr. Asar’s employment agreement further provides that if his employment is terminated within two years after a change in control of the Company and the occurrence of a material diminution of his responsibilities, a reduction of his compensation or benefits, a relocation of his principal site of employment more than 50 miles from his then current location or any material breach of his employment agreement by the Company, then within 90 days after the occurrence of any such triggering events, Mr. Asar may resign and receive a continuation of certain welfare and perquisite benefits for a period of eighteen months and severance compensation equal to 24 months of his base pay then in effect plus two years of his annual target bonus.  In addition, Mr. Asar will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of 24 months following such termination.

All restricted share units granted to Mr. Asar will immediately vest on the date of his termination, if such termination is by reason of his death or disability, termination without cause, a voluntary termination following the occurrence of certain material alterations or reductions which are not timely corrected by the Company, retirement upon or after age 65 or following a change in control.

Mr. Asar’s agreement also contains non-compete and non-solicitation provisions that provide that upon the termination of his employment, he will be unable to engage in any business that is competitive with the Company anywhere in the continental United States, and he will be unable to solicit any of the Company’s employees or customers for a period of 24 months.

Employment Agreement with Mr. George E. McHenry

The employment and non-compete agreement between the Company and George E. McHenry, Executive Vice President and Chief Financial Officer, as amended and restated January 1, 2012, originally provided for the continuation of his employment in those positions for a period of five years, through October 15, 2016.  At the time of his retirement, the agreement was being automatically renewed for successive one-year terms unless terminated by either party.  On April 7, 2014, Mr. McHenry announced his impending retirement from the Company effective at the end of 2014.  At that time, the Company and Mr. McHenry entered into a Letter Agreement, dated April 7, 2014 (the “McHenry Letter Agreement”), that modified certain terms of his employment and non-compete agreement.  Those modifications are described later in this section under “Termination and Change of Control Payments — McHenry Retirement.”  The following discussion refers to the provisions of the employment agreement and the McHenry Letter Agreement as would apply in certain hypothetical circumstances.  Information regarding the payments that Mr. McHenry received upon his actual retirement are described under “Termination and Change of Control Payments — McHenry Retirement.”

The employment agreement entitles Mr. McHenry to certain perquisites that have been offered to him to complete his overall annual compensation package.  These benefits include:

•                  Premiums for supplemental long-term disability insurance;

•                  Premiums for supplemental life insurance equal to two times his salary; and

•                  A Company provided automobile.

Mr. McHenry is a participant in our Supplemental Executive Retirement Plan.

Mr. McHenry’s employment agreement contains a severance provision which provides that upon the termination of his employment without cause, Mr. McHenry will receive severance compensation equal to eighteen months of his base salary then in effect plus one and one-half years of his annual target bonus plus continuation of his benefits for a period of eighteen months.  Mr. McHenry’s employment agreement further provides that if his employment is terminated within two years after a change in control of the Company and the occurrence of a material diminution of his responsibilities, a reduction of his compensation or benefits, a relocation of his principal site of employment more than 25 miles from his then current location (unless by mutual agreement), or any material breach of his employment agreement by the Company, then within 90 days after the occurrence of any such triggering events, Mr. McHenry may resign and receive a continuation of his benefits for a period of eighteen months and severance compensation equal to eighteen months of his base pay then in effect plus one and one-half years of his annual target bonus.  In addition, Mr. McHenry will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of 18 months following such termination

In the event of his disability or death, Mr. McHenry or his estate will receive a payment equal to 18 months of base salary and 18 months of bonus payments, less any disability payments he would be eligible to receive.

All restricted share units granted to Mr. McHenry will immediately vest on the date of his termination, if such termination is by reason of his death or disability, termination without cause, retirement upon or after age 65 or following a change in control.

Mr. McHenry’s agreement also contains non-compete and non-solicitation provisions that provide that upon the termination of his employment, he will be unable to engage in any business that is competitive with the Company anywhere in the continental United States, and he will be unable to solicit any of the Company’s employees or customers for a period of two years.

Employment Agreement with Mr. Samuel M. Liang

The employment and non-compete agreement between the Company and Samuel M. Liang, President of Hanger Clinic, dated September 1, 2014, provides for the continued employment of Mr. Liang unless the employment agreement is terminated by either party pursuant to the terms therein.

The employment agreement entitles Mr. Liang to certain perquisites that have been offered to him to complete his overall annual compensation package.  These benefits include:

•                  Premiums for supplemental life insurance equal to $450,000.00; and

•                  An automobile allowance in the amount of $1,000 per month and the provision of, or reimbursement for, parking of such automobile at our headquarters.

Mr. Liang is entitled to participate in our Supplemental Executive Retirement Plan.  For 2014, the level of contribution in the Supplemental Executive Retirement Plan shall be 20% of Mr. Liang’s base salary.  Following 2014, Mr. Liang’s contribution shall be determined by the Board of Directors or a committee thereof.

Mr. Liang’s employment agreement contains a severance provision which provides that upon the termination of his employment without cause, Mr. Liang will receive severance compensation equal to eighteen months of his base salary then in effect plus a bonus payment of one and one-half times his annual target bonus plus reimbursement for the costs of his benefits for a period of eighteen months.  In addition, Mr. Liang will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of eighteen months following such termination.

Mr. Liang’s employment agreement further provides that if his employment is terminated within two years after a change in control of the Company and the occurrence of any termination, a material diminution of his responsibilities, a reduction of his compensation, a failure to provide benefits, a relocation of his principal place of employment more than 50 miles from his then current location, or any material breach of his employment agreement by the Company, then within 90 days after the occurrence of any such triggering events, Mr. Liang may resign and receive a payment equal  to his base salary then in effect, his accrued vacation and his annual target bonus.  In addition, he will receive reimbursement for the costs of his benefits for a period of eighteen months and severance compensation equal to eighteen months of his base salary then in effect plus a bonus payment of one and one-half times his annual target bonus.

All restricted share units granted to Mr. Liang will immediately vest on the date of his termination, if such termination is by reason of his death or disability, termination without cause, retirement upon or after age 65 or following a change in control.

Mr. Liang’s agreement also contains non-compete and non-solicitation provisions that provide that during Mr. Liang’s employment and for a period of 24 months thereafter, he will be unable to engage in any business that is competitive with the Company at any location within the contiguous United States and he will be unable to solicit any of the Company’s employees or customers during such period.

Employment Agreement with Mr. Kenneth W. Wilson

The employment and non-compete agreement between the Company and Kenneth W. Wilson, President of our subsidiary, Southern Prosthetic Supply, Inc., as amended and restated February 25, 2013, provides for the continued employment of Mr. Wilson unless the employment agreement is terminated by either party pursuant to the terms therein.

The employment agreement entitles Mr. Wilson to certain perquisites that were offered to him to complete his overall annual compensation package.  These benefits included:

•                  Premiums for supplemental life insurance equal to one times his salary; and

•                  An automobile allowance in the amount of $700 per month.

Mr. Wilson’s employment agreement contains a severance provision that provides that upon the termination of his employment without cause, Mr. Wilson will receive severance compensation equal to eighteen months of his base salary then in effect plus one and one-half years of his annual target bonus, as well as continuation of certain welfare and perquisite benefits for a period of eighteen months.  In addition, Mr. Wilson will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of eighteen months following such termination.

Mr. Wilson’s employment agreement further provides that if his employment is terminated within two years after a change in control of the Company and the occurrence of a material diminution of his responsibilities, a reduction of his compensation or benefits, a relocation of his principal site of employment more than 50 miles from his then current location or any material breach of his employment agreement by the Company, then within 90 days after the occurrence of any such triggering events, Mr. Wilson may resign and receive a continuation of certain welfare and perquisite benefits for a period of eighteen months and severance compensation equal to eighteen months of his base pay then in effect plus one and one-half years of his annual target bonus.  In addition, Mr. Wilson will be eligible for outplacement services commensurate with those available to other senior corporate officers of the Company for a period of eighteen months following such termination.

All restricted share units granted to Mr. Wilson will immediately vest on the date of his termination, if such termination is by reason of his death or disability, termination without cause, retirement upon or after age 65 or following a change in control.

Mr. Wilson’s agreement also contains non-compete and non-solicitation provisions that provide that during Mr. Wilson’s employment and for a period of two years thereafter, he will be unable to engage in any business that is competitive with the Company at any location within the contiguous United States at which he performed services or had oversight management responsibility and unable to solicit any of the Company’s employees or customers during such period.

Employment Agreement with Ms. Rebecca J. Hast

The employment and non-compete agreement between the Company and Rebecca J. Hast, our Chief Compliance Officer and President of Linkia, as amended and restated November 21, 2013, provides for the continued employment of Ms. Hast unless the employment agreement is terminated by either party pursuant to the terms therein.

The employment agreement entitles Ms. Hast to certain perquisites that were offered to her to complete her overall annual compensation package.  These benefits included:

•                  Four weeks of vacation per year and sick leave and medical and other benefits consistent with those received by other similarly-situated executives; and

•                  An automobile allowance in the amount of $700 per month.

Ms. Hast’s employment agreement contains a provision that provides that upon the termination of her employment without cause, Ms. Hast will receive a payment equal to her base salary then in effect, her accrued vacation and her annual target bonus.  She also will receive severance compensation equal to twelve months of her base salary if she voluntarily terminates immediately following a request by us that she relocate her principal place of employment.

Ms. Hast’s employment agreement further provides that if her employment is terminated within two years after a change in control of the Company and the occurrence of any termination of employment, a material diminution of her responsibilities, a reduction of her compensation, a failure to provide benefits, a relocation of her principal site of employment more than 50 miles from her then current location or any material breach of her employment agreement by the Company, then within 90 days after the occurrence of any such triggering events, Ms. Hast may resign and receive her base salary then in effect, her accrued vacation and her annual target bonus.  In addition, six months and one day after the date of such termination, Ms. Hast shall receive a lump sum amount equal to one year of base salary.

All restricted share units granted to Ms. Hast will immediately vest on the date of her termination, if such termination is by reason of her death or disability, termination without cause, retirement upon or after age 65 or following a change in control.

Ms. Hast’s agreement also contains non-compete and non-solicitation provisions that provide that during Ms. Hast’s employment and for a period of two years thereafter, she will be unable to engage in any business that is competitive with the Company anywhere in the continental United States and she will be unable to solicit any of the Company’s employees or customers during such period.

Retirement Benefits

Messrs. Asar and McHenry participate in the Company’s nonqualified defined benefit Supplemental Executive Retirement Plan (the “DB SERP”).  This benefit is intended to encourage and reward the long-term commitment of our named executive officers to the Company.  The DB SERP is a nonqualified, unfunded plan that provides retirement benefits for executive officers and key employees of the Company as designated by the Compensation Committee.  The plan contains provisions to ensure its compliance with Internal Revenue Code Section 409A.  An outline of the plan provisions is included in the narrative following the Pension Benefits table.

The estimated present value of these benefits at age 65 for each of our named executive officers is shown in the Pension Benefits Table.  The projected change (December 2014 versus December 2013) in the present value of this benefit is shown in the Summary Compensation Table.

In May 2013, our Board, upon the recommendation of our Compensation Committee, adopted the Hanger, Inc. Defined Contribution Supplemental Retirement Plan (the “DC SERP”).  The DC SERP is a nonqualified defined contribution plan in which certain executive officers and other senior employees are eligible to participate.  Under the terms of the DC SERP, we may credit a participant’s account with either an amount equal to a specified percentage of the participant’s base salary or a stated flat dollar amount.  Although contributions are discretionary, we currently intend to contribute annually an amount to each participant’s account equal to 10-20% of the participant’s base salary.  Our Compensation Committee recommended establishing the DC SERP as a means of providing a retirement benefit for certain executive officers who are not covered by the DB SERP.  Messrs. Liang and Wilson and Ms. Hast are the only named executive officers currently participating in the DC SERP.  The first credits under the DC SERP were made in the first quarter of 2014 and included credits for Mr. Wilson and Ms. Hast.  Mr. Liang’s first credits were made in the first quarter of 2015.

Other Compensation Related Policies

Securities Trading Policy

Our Company has a policy that executive officers and directors may not purchase or sell our stock when they may be in possession of nonpublic material information.  In addition, this policy provides that no director or officer may sell short or engage in transactions in put or call options relating to our securities.

Stock Ownership Guidelines

Our Compensation Committee adopted formal stock ownership guidelines for the named executive officers and other key senior managers at the end of 2007, and amended those stock ownership guidelines in 2009 and 2013.  These guidelines require the executives to hold a multiple of their base salary in company shares.  The President and Chief Executive Officer are required to hold five times their base salary, the Chief Financial Officer and those named executive officers managing a P&L are required to hold three times their base salary, and the named executive officers in staff executive positions other than the Chief Financial Officer are required to hold one time their base salary.  Individuals who are newly promoted or newly hired into a named executive officer position have up to five years to reach this level of ownership.  Individuals who do not meet this requirement are subject to an evaluation by the Board of Directors to review individual circumstances, including but not limited to retirement needs.

All of the named executive officers currently serving as officers of our Company met these requirements as of December 31, 2014.

Impact of Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code provides that publicly-held companies may not deduct, in any taxable year, compensation in excess of $1 million paid to the Chief Executive Officer and the three other most highly compensated executive officers of the Company (other than the Chief Financial Officer) which is not “performance-based” (as defined Treasury regulations relating to that section).  It is generally our intention to qualify compensation for tax deductibility under Section 162(m).  Notwithstanding such intention, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given that compensation intended to satisfy the requirements for deductibility under Section 162(m) will so qualify.  In addition, our Compensation Committee reserves the right to provide compensation that does not qualify as performance-based compensation under Section 162(m) to the extent it believes such compensation is necessary or appropriate to continue to provide competitive arrangements intended to attract and retain, and provide appropriate incentives to, qualified officers and other key employees.

Our Compensation Committee considers the impact of other tax provisions, such as Internal Revenue Code Section 409A’s restrictions on deferred compensation, and attempts to structure compensation in a tax-efficient manner for both the named executive officers and for our Company.

In adopting various executive compensation plans and packages as well as in making certain executive compensation decisions, particularly with respect to grants of equity based long-term incentive awards, our Compensation Committee considers the accounting treatment and the anticipated financial statement impact of such decisions, as well as the anticipated dilutive impact to our stockholders.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Thomas P. Cooper, M.D. (Chair)
Asif Ahmad
Cynthia Feldmann
Cynthia Lucchese

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE FOR 2014

The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the year indicated; (ii) the grant date fair value of stock and option awards granted in the years indicated; (iii) the dollar value of awards granted during the year under non-equity incentive plans; (iv) the change in the actuarial present value of the accumulated pension benefit during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	Change in Pension Value and NQDC Earnings (4) ($)	All Other Compensation (5) ($)	Total($)
Vinit Asar	2014	$666,130	$—	$1,340,426	$—	$428,291	$29,614	$2,464,461
Chief Executive Officer	2013	$620,438	$—	$1,097,420	$199,841	$96,287	$26,948	$2,040,934
of the Company	2012	$522,008	$—	$888,510	$541,090	$126,690	$22,895	$2,101,193

George E. McHenry	2014	$343,101	$—	$—	$—	$700,107	$406,347	$1,449,555
Executive Vice President and	2013	$338,756	$—	$385,580	$46,103	$123,582	$22,123	$916,144
Chief Financial Officer of the Company	2012	$331,420	$—	$374,960	$174,804	$362,425	$16,881	$1,260,490

Samuel M. Liang	2014	$261,538	$83,750	$608,969	$—	$—	$69,596	$1,023,853
Executive Vice President of
the Company and Chief
Operating Officer of Hanger
Prosthetics & Orthotics, Inc.
and HPO, Inc.

Kenneth W. Wilson	2014	$315,043	$35,442	$273,075	$50,824	$—	$46,444	$720,828
President and Chief Operating	2013	$307,577	$—	$302,532	$46,463	$—	$5,045	$661,617
Officer of Southern Prosthetic	2012	$295,858	$—	$241,680	$187,916	$—	$120,027	$845,481
Supply, Inc.

Rebecca J. Hast	2014	$257,019	$25,702	$198,607	$—	$—	$51,720	$533,048
Chief Compliance Officer and	2013	$272,885	$25,000	$148,300	$35,344	$—	$15,162	$496,691
President, Linkia	2012	$256,226	$—	$104,728	$118,373	$—	$13,414	$492,741

(1)                                  Mr. Liang received a sign-on bonus of $20,000.

(2)                                  All restricted stock units vest 25% per year, commencing one year after the date of issuance.  The amount reported in this column represents the aggregate grant date fair value of all time-based and performance-based awards granted during each calendar year as calculated in accordance with ASC 718.  For 2014, the executives received none of the performance-based restricted stock units subject to the award; see “Grants of Plan-Based Awards”.  For awards of performance-based restricted stock units, the amounts shown in the column are the grant date fair values calculated based on the probable outcome of the performance conditions on the date of grant.  For 2014, the probable outcome on the date of grant was the target outcome.  The value of the performance-based restricted stock units based on the probable outcome was $670,213, $173,991, $136,519 and $99,303 for Messrs. Asar, Liang, Wilson and Ms. Hast, respectively.  Mr. McHenry did not receive performance-based restricted stock units in 2014.  The value of the performance-based restricted stock units assuming the highest level of performance was $1,005,338, $260,987, $204,834 and $148,955 for Messrs. Asar, Liang, Wilson and Ms. Hast, respectively.

(3)                                  The annual incentive awards for 2014 were based on 2014 performance and paid on March 13, 2015.

(4)                                  The above amounts represent the change in actuarial present value of the accumulated pension benefit for each named executive officer who participates in our DB SERP.  Details of the DB SERP are described after the Pension Benefits table below and in the Compensation Discussion and Analysis section.  We did not provide above-market earnings in our DC SERP, and therefore we have not included any earnings on the DC SERP in this table.

(5)                                  For Mr. Asar, this total includes:  premiums for additional life and disability insurance ($10,601), Company contributions to the Company’s defined contribution plan ($6,240), and non-business related automobile expenses ($12,773).  For Messrs. McHenry, Liang and Wilson and Ms. Hast, these totals include: premiums for additional life and disability insurance, non-business related automobile expenses, Company contributions to the individual’s health savings account, and/or Company contributions to the Company’s defined contribution plan.  Additionally, Mr. McHenry received a separation payment of $386,725, Mr. Liang received relocation of $50,000, and contributions were made by the Company to non-qualified deferred compensation plans for Mr. Wilson ($39,985) and Ms. Hast ($35,388).

GRANTS OF PLAN-BASED AWARDS IN 2014

The following table sets forth information regarding all incentive plan awards that were granted to the named executive officers during 2014, including incentive plan awards (equity based and non-equity based) and other plan-based awards.  Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year.  Non-equity incentive plan awards are awards that are not subject to ASC 718 and are intended to serve as an incentive for performance to occur over a specified period.  Non-Equity Awards are prorated for changes in base salary and/or target bonus percentages that occur throughout the year.

								All Other
								Stock	Full Grant
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Date Fair
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Value of
		Plan Awards(1)			Plan Awards(2)			Shares of	Stock or
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Units (#)(3)	Awards ($)
Vinit Asar	03/07/2014							17,973	$670,213
Vinit Asar	03/07/2014				—	17,973	26,960		$670,213
Vinit Asar	01/01/2014	$—	$666,130	$1,332,260

George E. McHenry	01/01/2014	$—	$171,551	$343,102

Samuel M. Liang	05/19/2014							8,847	$260,987
Samuel M. Liang	05/19/2014							5,898	$173,991
Samuel M. Liang	05/19/2014				—	5,898	8,847		$173,991
Samuel M. Liang	01/01/2014	$—	$255,000	$510,000

Kenneth W. Wilson	03/07/2014							3,661	$136,519
Kenneth W. Wilson	03/07/2014				—	3,662	5,493		$136,556
Kenneth W. Wilson	01/01/2014	$—	$157,521	$315,042

Rebecca J. Hast	03/07/2014							2,663	$99,303
Rebecca J. Hast	03/07/2014				—	2,663	3,995		$99,303
Rebecca J. Hast	01/01/2014	$—	$102,808	$205,616

(1)                                  Terms of compensation under the Non-Equity Incentive Plan are discussed in detail in the Compensation Discussion and Analysis section.

(2)                                  The restricted stock described above was awarded as performance-based restricted stock units.  The restricted units were awarded on March 7, 2014 (Messrs. Asar, Wilson, and Ms. Hast), and May 19, 2014 (Mr. Liang) and vests to the extent of 25% per year, commencing one year after the date of issuance, assuming the performance condition is achieved.  Release of the restrictions on this award was subject to achieving pro forma EPS targets for the performance period of January 1, 2014 through December 31, 2014 per the schedule below.  Results in between Threshold and Target, and between Target and Maximum will use straight line calculations for payouts:

EPS Result (Q1 2014 through Q4 2014)	Percent of Performance Shares Released
$1.95	25%
$2.15	100%
$2.25	150%

In February 2015, our Compensation Committee approved, based on the terms of the plan and related award agreements, payment of 0% of the target performance-based awards based on its final assessment of the Company’s preliminary financial results for 2014, which indicated that the threshold of $1.95 would not be achieved.

(3)                                  The time-based restricted stock units detailed above were awarded on March 7, 2014 (Messrs. Asar, Wilson and Ms. Hast), and May 19, 2014 (Mr. Liang).  The share price at time of award was $37.29 on March 7, 2014, and $29.50 on May 19, 2014.  All restricted stock units vest 25% per year, commencing one year after the date of issuance.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table sets forth information on outstanding equity awards held by the named executive officers at December 31, 2014, including the number and market value of restricted stock units and performance based restricted stock units that have not vested.  All of Mr. McHenry’s restricted stock unites vested upon his retirement from the Company on December 31, 2014.  Please see the “Option Exercises and Stock Vested in 2014” table for details.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)(12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Vinit Asar(2)						17,973	$393,609
Vinit Asar(3)						13,875	$303,863
Vinit Asar(4)						8,094	$177,259
Vinit Asar(5)						1,875	$41,063
Vinit Asar(6)						6,750	$147,825
Vinit Asar(7)						3,000	$65,700
Vinit Asar(8)						10,800	$236,520
Vinit Asar(10)						1,125	$24,638
Vinit Asar(11)						2,856	$62,546
Samuel M. Liang(1)						5,898	$129,166
Samuel M. Liang(1)						8,847	$193,749
Kenneth W. Wilson(2)						3,661	$80,176
Kenneth W. Wilson(3)						3,825	$83,768
Kenneth W. Wilson(4)						2,232	$48,881
Kenneth W. Wilson(7)						1,500	$32,850
Kenneth W. Wilson(8)						5,400	$118,260
Kenneth W. Wilson(9)						3,750	$82,125
Rebecca J. Hast(2)						2,663	$58,320
Rebecca J. Hast(3)						1,800	$39,420
Rebecca J. Hast(3)						150	$3,285
Rebecca J. Hast(4)						1,050	$22,995
Rebecca J. Hast(7)						2,600	$56,940
Rebecca J. Hast(10)						1,300	$28,470

(1)                                     These time-based restricted stock units were granted on May 19, 2014 and vest 25% annually.

(2)                                     These time-based restricted stock units were granted on March 7, 2014 and vest 25% annually.

(3)                                     These time-based restricted stock units were granted on March 11, 2013 and vest 25% annually.

(4)                                     These performance-based restricted stock units (conditions discussed in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K) were granted on March 11, 2013 and vest 25% annually as the performance goal was achieved as of December 31, 2013.

(5)                                     These time-based restricted stock units were granted on August 27, 2012 and vest 25% annually.

(6)                                     These performance-based restricted stock units were granted on August 27, 2012 and vest 25% annually as the performance goal was achieved as of December 31, 2012.

(7)                                     These time-based restricted stock units were granted on March 7, 2012 and vest 25% annually.

(8)                                     These performance-based restricted stock units were granted on March 7, 2012 and vest 25% annually as the performance goal was achieved as of December 31, 2012.

(9)                                     These time-based restricted stock units were granted on September 19, 2011 and vest 25% annually.

(10)                                These time-based restricted stock units were granted on March 25, 2011 and vest 25% annually.

(11)                                These performance-based restricted stock units were granted on March 25, 2011 and vest 25% annually as the performance goal was achieved as of December 31, 2011.

(12)                                The market value of the stock units reported was computed by multiplying the closing market price of the stock on December 31, 2014 ($21.90) by the number of unvested restricted stock units.

OPTION EXERCISES AND STOCK VESTED IN 2014

The following table sets forth information regarding stock options exercised and restricted share units vested during 2014 for each of the named executive officers on an aggregated basis:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)($)
Vinit Asar			28,267	$938,097
George E. McHenry(2)			37,495	$1,002,403
Samuel M. Liang			—	$—
Kenneth W. Wilson			9,218	$284,748
Rebecca J. Hast			5,475	$189,368

(1)                                 The value of restricted stock units was calculated by multiplying the number of shares vesting by the closing market price of our common stock on the date of vesting.

(2)                                 Includes acceleration of all of Mr. McHenry’s unvested restricted stock units upon his retirement from the Company on December 31, 2014.

2014 PENSION BENEFITS

The following table sets forth the actuarial present value of each named executive officer’s accumulated benefit under our DB SERP, if any, assuming benefits are paid at normal retirement age based on current levels of compensation.  The table also shows the number of years of credited service under each such plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2014.  Only Messrs. Asar and McHenry were participants in our DB SERP during 2014.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Vinit Asar	DB SERP	6	$845,535	$—
George E. McHenry	DB SERP	11	$2,502,227	$—

The DB SERP is a nonqualified, unfunded plan that provides retirement benefits for executive officers; it contains provisions to ensure its compliance with Internal Revenue Code Section 409A.

Benefits accrue pro rata over the number of years (not to exceed 20) from a participant’s initial coverage by the DB SERP until the participant reaches the age of 65.  The DB SERP was implemented in January 2004; credited service for the benefit accrual started at that time.

The DB SERP benefit is determined by the benefit percentage assigned by the Compensation Committee to an executive and is not primarily determined on the basis of average base compensation and years of service.  The current benefit percentage for each named executive officer is: Vinit Asar—65%; George McHenry—75%.

Vesting is at the rate of 20% per year of employment with the Company.  All named executive officers who are participants in the plan are fully vested.

The present value of the accumulated benefit was determined using the following assumptions, which are the same as used for financial reporting, except where noted:

•                  Measurement date: December 31, 2014 (December 31, 2013 for amounts calculated to determine year-over-year increase in actuarial present values)

•                  Fiscal year end: December 31, 2014

•                  Discount rate: 3.34% (4.03% for present values calculated as of December 31, 2013)

•                  Mortality table (pre-retirement): None*

•                  Mortality table (post-retirement): Not applicable

•                  Normal retirement age for DB SERP: Age 65

•                  Withdrawal rates: None*

•                  Retirement rates: None prior to normal retirement age, 100% at normal retirement date*

•                  Accumulated benefit is calculated based on retirement percentage, credited service and pay as of the respective measurement dates

•                  Present value is the present value of fifteen years certain annuity payable at normal retirement date

*              Assumes executive will not terminate, become disabled, die or retire prior to normal retirement age.

The DB SERP benefit, once calculated, is paid out annually for a fifteen year period, commencing after a participant’s retirement at age 65 from the Company, with no social security reduction or other offset.  Upon the death of a participant, any unpaid vested benefits will be paid to the designated beneficiary of the participant.  If a participant retires from the Company before reaching the age of 65, then the benefits of such participant under the DB SERP will be subject to a reduction for early commencement.

Upon the occurrence of a change in control of the Company, as defined in the DB SERP, all actively employed participants will be deemed to be 100% vested and the vested, accrued benefit will be funded via a Rabbi Trust in an amount equal to the present value of the accrued benefits.  Periodic payments may be made to the trust so the trust’s assets continue to equal the present value of the accrued benefits.  The trust is subject to the Company’s creditors’ claims in the event of the Company’s insolvency.  Alternatively, the Company may, in its discretion, pay the present value of the DB SERP in a lump sum following a change in control.

2014 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth the contributions, earnings and aggregate balances under our DC SERP for those executive officers who participated in the plan in 2014 and received credits under our DC SERP in 2014.  Messrs. Liang and Wilson and Ms. Hast are the only named executive officers currently participating in our DC SERP, and Mr. Liang did not receive any credits under the DC SERP in 2014.  Messrs. Asar and McHenry do not participate in our DC SERP.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Kenneth W. Wilson	—	$39,985	$—	—	$—
Rebecca J. Hast	—	$35,388	$—	—	$—

(1)                                 Amounts included in this column are reflected in the Summary Compensation Table.

(2)                                 The Aggregate Earnings are not “above-market or preferential earnings” and are therefore not required to be reported in the Summary Compensation Table.

(3)                                 Amounts included in this column that have been reported in the Summary Compensation Table since 2014 for each named executive officer are:  Mr. Wilson - $ 39,985; Ms. Hast - $35,388.

In May 2013, our Board, upon the recommendation of our Compensation Committee, adopted the DC SERP.  The DC SERP is a nonqualified defined contribution plan in which certain executive officers and other senior employees are eligible to participate.  Under the terms of the DC SERP, we may credit a participant’s account with either an amount equal to a specified percentage of the participant’s base salary or a stated flat dollar amount.  Although contributions are discretionary, we currently intend to contribute annually an amount to each participant’s account equal to 10-20% of the participant’s base salary.  Our Compensation Committee recommended establishing the DC SERP as a means of providing a retirement benefit for certain executive officers who are not covered by the DB SERP.  The first credits under the DC SERP were made in the first quarter of 2014.  Messrs. Liang and Wilson, and Ms. Hast are the only named executive officers currently participating in the DC SERP.

Unless specified otherwise in writing to a participant, a participant becomes 100% vested in his or her account upon the earlier of: (a) death; (b) disability; (c) five years of participation: (d) becoming retirement eligible (age 60 or greater with at least five years of service; or (e) if the participant’s employment is terminated upon or following a change in control and (1) the participant becomes entitled to severance benefits under any applicable employment, severance or similar agreement with the Company, or (2) within one year of the change in control, the Company terminates the participant for reasons other than cause, death, or disability, or the participant terminates employment because of the occurrence of a material diminution of his or her responsibilities, a reduction of his or her base salary or bonus plan targets, or a relocation of his or her principal place of employment more than 25 miles from his or her current location.

Benefits under the DC SERP are payable upon a termination from employment in either a lump sum or in annual installments (up to fifteen years), as previously elected by the participant, or upon death or disability as soon as administratively practicable thereafter (but in no event more than 90 days later).

TERMINATION AND CHANGE OF CONTROL PROVISIONS

The following tables set forth potential payments upon any termination of employment, including resignation, other types of separation or retirement of the named executive officer or change in control of the Company, assuming the triggering event took place on December 31, 2014 (i.e., the last business day of the Company’s last completed fiscal year) and the price per share of the Company’s common stock was $21.90., which was the closing market price as of that date.  To the extent that the form and amount of any payment or benefit that would be provided in connection with any triggering event is fully disclosed in the foregoing Pension Benefits table, footnote reference is made to that disclosure.

As discussed in our Compensation Discussion and Analysis section, our Company has entered into employment and non-compete agreements with each of our named executive officers.  The agreements provide for compensation and benefits in the termination and change in control scenarios discussed in the tables below.

Mr. McHenry retired from our Company on December 31, 2014.  Information regarding payments that Mr. McHenry actually received upon his retirement is included following the tables below under “McHenry Retirement”.

Vinit Asar

	Voluntary Termination & Involuntary Termination For Cause	Retirement	Involuntary Termination Without Cause or Change in Conditions; No Change in Control	Involuntary Termination Without Cause or Change in Conditions; Change in Control	Death	Disability
Death Benefit (including life insurance)(1)	$—	$—	$—	$—	$1,350,000	$—
Severance Payments(2)	$—	$—	$2,700,000	$2,700,000	$—	$—
Restricted Share Units (Unvested and Accelerated)(3)	$—	$1,453,023	$1,453,023	$1,453,023	$1,453,023	$1,453,023
DB SERP Benefit(4)	$—	$—	$261,801	$261,801	$—	$—
DC SERP Benefit(5)	$—	$—	$—	$—	$—	$—
Benefits Continuation(6)	$—	$—	$80,268	$80,268	$—	$—
Outplacement(7)	$—	$—	$20,000	$20,000	$—	$—
Cutback(8)	$—	$—	$—	$(20,077)	$—	$—

(1)                                 The death benefit includes a supplemental life insurance benefit equal to 2 times base salary.  Mr. Asar is also eligible for the Company’s standard life insurance.

(2)                                 The severance benefit is equal to 2 times base salary and target bonus.

(3)                                 This calculation is based on the accelerated vesting of all earned but unvested restricted share units, as shown on the Outstanding Equity Awards at Fiscal Year-End table.

(4)                                 This amount reflects the present value of the additional benefit which would accrue based on providing additional credited service for the duration of any severance period.  This is in addition to the present value of the DB SERP benefit as of December 31, 2014 as shown in the Pension Benefits table.

(5)                                 Mr. Asar is not a participant in the DC SERP.

(6)                                 This amount represents the cost of providing the continuation of certain benefits (e.g., health insurance, life and disability insurance, financial planning).

(7)                                 Assumed value for providing outplacement services following a termination.

(8)                                 Based on an estimated calculation, Mr. Asar’s separation payments upon termination following a change in control would trigger an excise tax payment in accordance with Internal Revenue Code Sections 280G and 4999.  As a result, Mr. Asar would be in a better after-tax position by having his payment reduced by the cutback amount shown, so that the excise tax would not apply, than he would be if he received all of his payments and had to pay the excise tax.

Samuel M. Liang

	Voluntary Termination & Involuntary Termination For Cause	Retirement	Involuntary Termination Without Cause or Change in Conditions; No Change in Control	Involuntary Termination Without Cause or Change in Conditions; Change in Control	Death	Disability
Death Benefit (including life insurance)(1)	$—	$—	$—	$—	$450,000	$—
Severance Payments(2)	$—	$—	$1,020,000	$1,020,000	$—	$—
Restricted Share Units (Unvested and Accelerated)(3)	$—	$322,915	$322,915	$322,915	$322,915	$322,915
DB SERP Benefit(4)	$—	$—	$—	$—	$—	$—
DC SERP Benefit(5)	$—	$—	$—	$—	$—	$—
Benefits Continuation(6)	$—	$—	$42,578	$42,578	$—	$—
Outplacement(7)	$—	$—	$20,000	$20,000	$—	$—
Cutback(8)	$—	$—	$—	$—	$—	$—

(1)                                 Mr. Liang is also eligible for the Company’s standard life insurance.

(2)                                 The severance benefit is equal to 1.5 times base salary and target bonus.

(3)                                 This calculation is based on the accelerated vesting of all earned but unvested restricted share units, as shown on the Outstanding Equity Awards at Fiscal Year-End table.

(4)                                 Mr. Liang is not a participant in the DB SERP.

(5)                                 As of December 31, 2014, no amounts have been credited to Mr. Liang’s account.

(6)                                 This amount represents the cost of providing the continuation of certain benefits (e.g., health insurance, life and disability insurance, financial planning).

(7)                                 Assumed value for providing outplacement services following a termination.

(8)                                 Based on an estimated calculation, Mr. Liang’s separation payments upon termination following a change in control would not trigger an excise tax payment in accordance with Internal Revenue Code Sections 280G and 4999.

Kenneth W. Wilson

	Voluntary Termination & Involuntary Termination For Cause	Retirement	Involuntary Termination Without Cause or Change in Conditions; No Change in Control	Involuntary Termination Without Cause or Change in Conditions; Change in Control	Death	Disability
Death Benefit (including life insurance)(1)	$—	$—	$—	$—	$316,235	$—
Severance Payments(2)	$—	$—	$711,530	$711,530	$—	$—
Restricted Share Units (Unvested and Accelerated)(3)	$—	$446,060	$446,060	$446,060	$446,060	$446,060
DB SERP Benefit(4)	$—	$—	$—	$—	$—	$—
DC SERP Benefit(5)	$—	$39,985	$—	$39,985	$39,985	$39,985
Benefits Continuation(6)	$—	$—	$52,724	$52,724	$—	$—
Outplacement(7)	$—	$—	$20,000	$20,000	$—	$—
Cutback(8)	$—	$—	$—	$—	$—	$—

(1)                                 The death benefit includes a payment equal to 1 times base salary.  Mr. Wilson is also eligible for the Company’s standard life insurance.

(2)                                 The severance benefit is equal to 1.5 times base salary and target bonus.

(3)                                 This calculation is based on the accelerated vesting of all earned but unvested restricted share units, as shown on the Outstanding Equity Awards at Fiscal Year-End table.

(4)                                 Mr. Wilson is not a participant in the DB SERP.

(5)                                 This amount reflects the full amount Mr. Wilson would be entitled to on the corresponding event.

(6)                                 This amount represents the cost of providing the continuation of certain benefits (e.g., health insurance, life and disability insurance, financial planning).

(7)                                 Assumed value for providing outplacement services following a termination.

(8)                                 Based on an estimated calculation, Mr. Wilson’s separation payments upon termination following a change in control would not trigger an excise tax payment in accordance with Internal Revenue Code Sections 280G and 4999.

Rebecca J. Hast

	Voluntary Termination & Involuntary Termination For Cause	Retirement	Involuntary Termination Without Cause or Change in Conditions; No Change in Control	Involuntary Termination Without Cause or Change in Conditions; Change in Control	Death	Disability
Death Benefit (including life insurance)(1)	$—	$—	$—	$—	$—	$—
Severance Payments(2)	$—	$—	$302,500	$302,500	$—	$—
Restricted Share Units (Unvested and Accelerated)(3)	$—	$209,430	$209,430	$209,430	$209,430	$209,430
DB SERP Benefit(4)	$—	$—	$—	$—	$—	$—
DC SERP Benefit(5)	$—	$35,388	$—	$35,388	$35,388	$35,388
Benefits Continuation(6)	$—	$—	$—	$—	$—	$—
Outplacement(7)	$—	$—	$—	$—	$—	$—
Cutback(8)	$—	$—	$—	$—	$—	$—

(1)                                 Ms. Hast is also eligible for the Company’s standard life insurance.

(2)                                 The severance benefit is equal to 1 times base salary.

(3)                                 This calculation is based on the accelerated vesting of all earned but unvested restricted share units, as shown on the Outstanding Equity Awards at Fiscal Year-End table.

(4)                                 Ms. Hast is not a participant in the DB SERP.

(5)                                 This amount reflects the full amount Ms. Hast would be entitled to on the corresponding event.

(6)                                 Ms. Hast does not receive such benefits under her employment agreement after a termination of employment.

(7)                                 Ms. Hast does not receive such benefits under her employment agreement after a termination of employment.

(8)                                 Based on an estimated calculation, Ms. Hast’s separation payments upon termination following a change in control would not trigger an excise tax payment in accordance with Internal Revenue Code Sections 280G and 4999.

George E. McHenry

	Voluntary Termination & Involuntary Termination For Cause	Retirement	Involuntary Termination Without Cause or Change in Conditions; No Change in Control	Involuntary Termination Without Cause or Change in Conditions; Change in Control	Death	Disability
Death Benefit (including life insurance)(1)	$—	$—	$—	$—	$1,460,961	$—
Severance Payments(2)	$—	$—	$773,450	$773,450	$—	$773,450
Restricted Share Units (Unvested and Accelerated)(3)	$—	$448,030	$448,030	$448,030	$448,030	$448,030
DB SERP Benefit(4)	$—	$—	$—	$—	$—	$—
DC SERP Benefit(5)	$—	$—	$—	$—	$—	$—
Benefits Continuation(6)	$—	$—	$49,361	$49,361	$—	$—
Outplacement(7)	$—	$—	$20,000	$20,000	$—	$—
Cutback(8)	$—	$—	$—	$—	$—	$—

(1)                                 The death benefit includes a payment equal to 1.5 times base salary and target bonus (funded by key man life insurance) and a supplemental life insurance benefit equal to 2 times base salary.  Mr. McHenry is also eligible for the Company’s standard life insurance.

(2)                                 The severance benefit is equal to 1.5 times base salary and target bonus.  In the event of permanent and total disability, this severance benefit is offset by disability insurance coverage.

(3)                                 This calculation is based on the accelerated vesting of all earned but unvested restricted stock units, as shown on the Outstanding Equity Awards at Fiscal Year-End table.

(4)                                 This amount reflects the present value of the additional benefit which would accrue based on providing additional credited service for the duration of any severance period.  This is in addition to the present value of the DB SERP benefit as of December 31, 2014 as shown in the Pension Benefits table.

(5)                                 Mr. McHenry is not a participant in the DC SERP.

(6)                                 This amount represents the cost of providing the continuation of certain benefits (e.g., health insurance, life and disability insurance, financial planning).

(7)                                 Assumed value for providing outplacement services following a termination.

(8)                                 Based on an estimated calculation, Mr. McHenry’s separation payments upon termination following a change in control would not trigger an excise tax payment in accordance with Internal Revenue Code Sections 280G and 4999.

McHenry Retirement

Mr. McHenry retired from the Company on December 31, 2014.  At the time that he announced his impending retirement from the Company, the Company and Mr. McHenry entered into the McHenry Letter Agreement that provided for certain terms of Mr. McHenry’s continued employment with the Company, its subsidiaries and its affiliates through the appointment of his successor and his retirement and amended his then existing employment agreement that governed the terms and conditions of Mr. McHenry’s employment with the Company and its affiliates.

The McHenry Letter Agreement provided that, until his retirement date, the Company would continue Mr. McHenry’s current salary payments, on their regular schedule, and will also continue Mr. McHenry’s employee benefits during such time.  Pursuant to the McHenry Letter Agreement, the Company waived the requirement that Mr. McHenry be over 65 years old and provide one year’s advanced notice of retirement in order to be eligible for certain retirement benefits, with the result that all shares of unvested restricted stock held by Mr. McHenry continued to vest in accordance with the vesting provisions of those equity awards through his retirement date, at which time all outstanding unvested restricted share units held by Mr. McHenry vested in full.  The McHenry Letter Agreement further provided that Mr. McHenry would receive as a retirement benefit a one-time payment equivalent to nine months of his base salary then in effect, plus 75% of his target bonus for 2014 (the “Retirement Payment”), which Retirement Payment was made by the Company six months and one day following his retirement date.  Because Mr. McHenry retired after attaining age 62, he was entitled to receive benefits under the Company’s DB SERP.  The DB SERP benefit is a pro-rated amount based on his age at retirement and his years of service through the retirement date plus an additional nine months relating to the Retirement Payment.

At the time of Mr. McHenry’s retirement, 20,458 of shares of unvested restricted stock vested in full.  In March 2015, the Company paid to McHenry the Retirement Payment as defined above of $386,724.  Mr. McHenry’s DB SERP benefits were paid in 2015 and 2016, and these payments are scheduled to continue for thirteen more years.

COMPENSATION RISK ASSESSMENT

We monitor and assess periodically our enterprise risks, including risks from our compensation policies and practices for our employees.  Based on our periodic assessments, we believe that risks arising from our compensation policies and practices for our employees, including our named executive officers, are not reasonably likely to have a material adverse effect on our Company.  We believe our compensation policies and practices provide an appropriate balance between short-term and long-term incentives, encourage our employees to produce superior results for our company without having to take excessive or inappropriate risks to do so, and continue to serve the best interests of our Company and our shareholders.

DIRECTOR COMPENSATION

The compensation structure for 2014 for non-employee directors included the following:

•                  An annual cash retainer of $60,000 paid in four equal installments.  Each director had the option to choose to receive the retainer in the form of shares of restricted stock granted under the 2010 Omnibus Incentive Plan.  If the director chooses to receive the restricted stock units in lieu of cash payments, then the value of the restricted stock units received is 110% of the cash retainer value.  These shares of restricted stock have a two-year vesting cycle (one half per year).

•                  An annual grant of restricted stock units valued at $140,000.  These units have a two-year vesting cycle (one half per year).

•                  A $1,000 honorarium for any committee meeting, whether attended in person or via conference call.

•                  A $15,000 cash retainer for the chairpersons of the Audit Committee and Compensation Committee and a $10,000 cash retainer for the chairpersons of the Corporate Governance & Nominating and Quality & Technology Committees, paid at the same time as the first installment of the annual cash retainer.

•                  A substantial target for stock ownership by each director, in a pre-determined timeframe, has been established.  Each director is expected to own $300,000 of Hanger stock within five years of joining our Board of Directors.

•                  Each non-employee director may choose to defer all or a portion of his or her annual restricted stock grant.  At the time of deferral, the deferring director may elect to have the deferred restricted stock delivered to the director in the form of shares of common stock on or about January 15th of the year following the calendar year in which the director’s deferral period ends.

The non-employee Chairman of the Board (Dr. Cooper) received an additional $75,000 cash retainer.

The following table sets forth information regarding the compensation received by each of our Company’s non-employee directors for their services as a director during the year ended December 31, 2014, and includes a director who served for a portion of the year but was not a director as of December 31, 2014.  Mr. Kirk left the Board in May 2014.  Eric Green and Patricia Shrader retired from the Board of Directors on December 17, 2015.  Mr. Pettingill did not join the Board until February 2014 and Mr. Ahmad did not join the Board until August 2014.

Cynthia Lucchese joined the Board in May 2015 and Kathryn Sullivan joined the Board in December 2015.  Because this section describes compensation paid to the Board of Directors in 2014, neither Ms. Lucchese nor Ms. Sullivan are included in the tables that follow.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Asif Ahmad	$31,890	$66,439	—	$98,329
Christopher Begley	$51,000	$183,753	—	$234,753
Thomas Cooper	$95,000	$183,753	—	$278,753
Cynthia L. Feldmann	$88,500	$124,879	—	$213,379
Eric A. Green	$100,000	$124,879	—	$224,879
Stephen Hare	$93,000	$124,879	—	$217,879
Thomas Kirk	$4,500	$—	—	$4,500
Richard Pettingill	$55,000	$174,358	—	$229,358
Patricia Shrader	$69,000	$124,879	—	$193,879

(1)                                 Amounts shown include all fees earned for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(2)                                 Amounts shown include the value of any cash retainer that has been converted into restricted share units, which value is 110% of the $60,000 cash retainer fee.  The restricted share units had a grant date fair value of $30.60 based on the May 13, 2014 closing price of our common stock, which applies to both the annual grant of 4,081 shares of restricted stock as well as the shares, if any, granted in lieu of a cash retainer.  Richard Pettingill also received a prorated award on February 17, 2014 for his initial service on our Board of Directors as a non-employee director.  The award was 1,393 shares, with a grant date fair value of $49,479.  Asif Ahmad also received a prorated award on August 13, 2014 for his initial service on our Board of Directors.  The award was 2,986 shares, with a grant date fair value of $66,439.  The amount reported in this column represents the aggregate grant date fair value of all restricted share units granted to each director during the 2014 calendar year as calculated in accordance with ASC 718.

Aggregate number of unvested restricted share units as of December 31, 2014 for each non-employee director in office as of such date is as follows:

Name	Aggregate Number of Unvested Restricted Share Units as of 12/31/2014
Asif Ahmad	2,986
Christopher Begley	7,711
Thomas Cooper	13,025
Cynthia L. Feldmann	9,932
Eric A. Green	11,101
Stephen Hare	11,101
Thomas Kirk	—
Richard Pettingill	5,474
Patricia Shrader	11,502

(3)                                 No stock options were awarded to any directors during the 2014 calendar year.

The aggregate number of option awards outstanding as of December 31, 2014 for each non-employee director in office as of such date is as follows:

Name	Aggregate Number of Option Awards Outstanding as of 12/31/2014
Asif Ahmad	—
Christopher Begley	—
Thomas Cooper	—
Cynthia L. Feldmann	—
Eric A. Green	7,947
Stephen Hare	—
Thomas Kirk	—
Richard Pettingill	—
Patricia Shrader	—

Compensation Committee Interlocks and Insider Participation

None of our executive officers or directors had relationships in the year ended December 31, 2014 that would require disclosure as a “compensation committee interlock” or “insider participation.”

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth information as of December 31, 2016 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity Compensation Plans:
• Approved by security holders	120,178	—	—
• Not approved by security holders	—	—	1,520,564
Total	120,178		1,520,564

Principal Stockholders

As of March 31, 2017, Hanger had a total of 36,165,811 shares of common stock issued and outstanding.  The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2017 by: (i) each director and nominee for director of Hanger, (ii) each of the named executive officers; (iii) all directors, nominees and executive officers of Hanger as a group; and (iv) each person known by Hanger to be the beneficial owner of 5% or more of Hanger’s common stock.  The list of beneficial owners of 5% or more of Hanger’s common stock is derived from filings of Schedule 13G and Schedule 13D, which we have assumed represent all current 5% or more beneficial owners.

Directors and Officers:	Number of Shares of Common Stock(1)	Percent of Outstanding Common Stock(1)
Asif Ahmad(2)	12,784	*
Vinit K. Asar(3)	153,287	*
Christopher Begley(4)	18,361	*
Thomas P. Cooper, M.D.(5)	46,010	*
Cynthia L. Feldmann(6)	77,208	*
Stephen Hare(7)	16,379	*
Rebecca Hast(8)	22,935	*
Thomas E. Kiraly(9)	49,118	*
Samuel M. Liang(10)	25,786	*
Cynthia L. Lucchese(11)	9,798	*
Richard Pettingill(12)	20,082	*
Kathryn M. Sullivan(13)	3,973	*
Kenneth Wilson(14)	26,792	*
All directors, nominees and officers as a group (18 persons)(15)	534,926	1.5%
5% Stockholders:
FMR LLC(16)	5,293,641	14.6%
Hotchkis and Wiley Capital Management, LLC(17)	4,770,359	13.2%
Invesco Ltd.(18)	4,917,180	13.6%
Dimensional Fund Advisors LP(19)	1,807,506	5.0%
KKR North America Fund XI L.P.(20)	3,220,476	8.9%
BlueMountain Capital Management, LLC(21)	3,225,000	8.9%
Welsh, Carson, Anderson & Stowe XII, L.P.(22)	2,399,385	6.6%
The Vanguard Group(23)	2,498,217	6.9%

*                                         Less than 1%

(1)                                 Assumes in the case of each stockholder listed above that all shares of restricted stock vesting within 60 days were vested, and the related shares were owned by such stockholder.  With respect to each company listed above, the amounts represent the number of shares beneficially owned, as disclosed in company reports regarding beneficial ownership filed with the SEC.  To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s stock.

(2)                                 Includes 12,784 shares owned directly by Mr. Ahmad.  Does not include 8,875 shares subject to unvested restricted stock.

(3)                                 Includes 153,287 shares owned directly by Mr. Asar.  Does not include 130,688 shares subject to unvested restricted stock.

(4)                                 Includes 18,361 shares owned directly by Mr. Begley.  Does not include 8,875 shares subject to unvested restricted stock.

(5)                                 Includes 46,010 shares owned directly by Dr. Cooper.  Does not include 8,875 shares subject to unvested restricted stock.  Also does not include 14,515 shares subject to unvested restricted stock units that Dr. Cooper has elected to defer.  Such deferred restricted stock units will be delivered to Dr. Cooper in the form of whole shares of common stock on or about the fifth anniversary of the annual meeting date set forth on the election form for the year of issuance of the restricted stock units.

(6)                                 Includes 77,208 shares owned directly by Ms. Feldmann.  Does not include 8,875 shares subject to unvested restricted stock.  Also does not include 12,025 shares subject to unvested restricted stock units that Ms. Feldmann has elected to defer.  Such deferred restricted stock units will be delivered to Ms. Feldmann in the form of whole shares of common stock either (i) on or about the fifth anniversary of the meeting date set forth on the election form for the year of issuance of the restricted stock units, or (ii) on or about January 15th of the year following the calendar year in which Ms. Feldmann’s service as a director terminates, as applicable.

(7)                                 Includes 16,379 shares owned directly by Mr. Hare.  Does not include 8,875 shares subject to unvested restricted stock.  Also does not include 32,577 shares subject to unvested restricted stock units that Mr. Hare has elected to defer.  Such deferred restricted stock units will be delivered to Mr. Hare in the form of whole shares of common stock on or about January 15th of the year following the calendar year in which Mr. Hare’s service as a director terminates.

(8)                                 Includes 22,935 shares owned directly by Ms. Hast.  Does not include 18,920 shares subject to unvested restricted stock.

(9)                                 Includes 49,118 shares owned directly by Mr. Kiraly.  Does not include 65,139 shares subject to unvested restricted stock.

(10)                          Includes 25,786 shares owned directly by Mr. Liang.  Does not include 51,506 shares subject to unvested restricted stock.

(11)                          Includes 9,798 shares owned directly by Ms. Lucchese.  Does not include 8,875 shares subject to unvested restricted stock units.

(12)                          Includes 20,082 shares owned directly by Mr. Pettingill.  Does not include 8,875 shares subject to unvested restricted stock.

(13)                          Includes 3,973 shares owned directly by Ms. Sullivan.  Does not include 8,875 shares subject to unvested restricted stock.

(14)                          Includes 26,792 shares owned directly by Mr. Wilson.  Does not include 25,840 shares subject to unvested restricted stock.

(15)                          Includes 534,926 shares owned directly or controlled by directors and officers of our Company.  Does not include 535,444 shares subject to unvested restricted stock, or to unvested or deferred restricted stock units, issued to directors and officers of our Company.

(16)                          The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.  FMR LLC has sole voting power with respect to 3,136,644 of these shares and sole dispositive power with respect to 5,293,641 shares.  Fidelity Low-Priced Stock Fund has sole voting power with respect to 1,833,400 of these shares.  Edward C. Johnson III, the Director and Chairman of FMR LLC, has sole dispositive power with respect to 5,293,641 shares.  Abigail P. Johnson, the Director and Vice-Chairman, Chief Executive Officer and President of FMR LLC, has sole dispositive power with respect to 5,293,641 shares.

(17)                          The address of Hotchkis and Wiley Capital Management, LLC (“Hotchkis”) is 725 South Figueroa Street, 39th Floor, Los Angeles, California 90017.  Hotchkis has sole voting power with respect to 4,019,376 of these shares and sole dispositive power with respect to 4,770,359 shares.  Hotchkis and Wiley Small Cap Value Fund has sole voting power and sole dispositive power with respect to 1,996,200 shares.

(18)                          The address of Invesco Ltd. is 1555 Peachtree Street NE, Atlanta, Georgia 30309.  Invesco Ltd. has sole voting power and sole dispositive power with respect to all of these shares.

(19)                          The address of Dimensional Fund Advisors LP (“Dimensional”) is Building One, 6300 Bee Cave Road, Austin, Texas 78746.  Dimensional has sole voting power with respect to 1,715,962 of these shares and sole dispositive power with respect to 1,807,506 of these shares.

(20)                          The address of KKR North America Fund XI L.P. (“KKR”) is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.  KKR has sole voting power and sole dispositive power with respect to 3,220,476 shares.

(21)                          The address of BlueMountain Capital Management, LLC (“BlueMountain”) is 280 Park Avenue, 12th Floor, New York, New York 10017.  Blue Mountain has shared voting power and shared dispositive power with respect to 3,225,000 shares.  Blue Mountain Credit Alternatives Master Fund L.P. has shared voting power and shared dispositive power with respect to 2,238,842 shares.

(22)                          The address of Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS XII”) is c/o Welsh, Carson, Anderson & Stowe, 320 Park Avenue, Suite 2500, New York, New York 10022.  WCAS XII has sole voting and sole dispositive power with respect to 1,710,282 of these shares.  Welsh, Carson, Anderson & Stowe XII Delaware, L.P. has sole voting and sole dispositive power with respect to 301,484 of these shares.  Welsh Carson, Anderson & Stowe XII Delaware II, L.P. has sole voting and sole dispositive power with respect to 50,026 of these shares.  Welsh, Carson, Anderson & Stowe XII Cayman, L.P. has sole voting and sole dispositive power with respect to 312,039 of these shares.  WCAS XII Co-Investors LLC has sole voting and sole dispositive power with respect to 25,554 of these shares.

(23)                          The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.  The Vanguard Group has sole voting power with respect to 44,423 of these shares, and shared voting power with respect to 4,600 of these shares.  The Vanguard Group has sole dispositive power with respect to 2,451,294 of these shares and shared dispositive power with respect to 46,923 of these shares.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Related Person Transactions

Our Board of Directors has adopted written policies and procedures, which were in effect in their current form as of December 31, 2014, regarding related person transactions.  For purposes of these policies and procedures:

•                  a “related person” means any of our directors, executive officers or nominees for director, and any of their immediate family members; and

•                  a “related person transaction” generally is a transaction in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect interest.

The related person, or the director, executive officer or nominee who is an immediate family member of a related person, must notify our Corporate Governance and Nominating Committee of certain information relating to proposed related person transactions.  The Corporate Governance and Nominating Committee will consider all of the relevant facts and circumstances available regarding the proposed related person transaction and will ratify or approve only those related person transactions that are in, or are not inconsistent with, the best interests of our Company and our shareholders.

In 2014, there were no proposed, pending or ongoing related person transactions subject to review by the Corporate Governance and Nominating Committee under the policy.

Board Independence

For the fiscal year ended December 31, 2014 and as of the current date, our Board of Directors has determined that all of the members of the Board of Directors except for Vinit K. Asar, including each of the members of the Audit Committee, Compensation Committee, and Corporate Governance & Nominating Committee, were independent directors within the meaning of applicable NYSE listing standards and rules.  Further, for the fiscal year ended December 31, 2014, and as of the current date, our Board of Directors had determined that each of the members of the Audit Committee qualified as “independent” under Rule 10A-3 of the Exchange Act, as amended, and that each of Messrs. Hare and Begley qualified as an “audit committee financial expert” as defined in the SEC’s rules.  For a director to be deemed independent under NYSE rules, our Board of Directors must affirmatively determine that the director has no material relationship with our Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with our Company).  In addition, the director (and any member of his or her immediate family) must meet the technical independence requirements of the NYSE’s listing standards

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

(In thousands)	2014	2013

Audit Fees	$35,095	$2,215
Audit-related fees	—	152
Tax fees	—	—
All other fees	10	—
	$35,105	$2,367

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP (“PwC”) for each of the 2014 and 2013 fiscal years for professional services rendered for audit services totaled $35.1 million in 2014 and $2.2 million in 2013, including fees associated with the audit of our Company’s annual financial statements, the audit of our Company’s internal control over financial reporting and the review of financial statements included in our Company’s Quarterly Reports on Form 10-Q.

Audit Related Fees

The aggregate fees billed by PwC for the 2013 fiscal years for assurance and related services reasonably related to the performance of audit or review of our Company’s financial statements other than those reported in the foregoing “Audit Fees” subsection were $0.2 million in 2013.  These services were primarily related to the June 2013 refinancing of our bank credit facilities and certain other agreed upon procedures.

Tax Fees

In each of the 2014 and 2013 fiscal years, PwC was not engaged to supply any professional services for tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed by PwC in 2014 for all other services were related to accounting research tools obtained by the Company.  In 2013 PwC was not engaged by our Company for any products and services other than those reported in the foregoing subsections.

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of our Company’s independent auditor to perform audit as well as permissible non-audit services for our Company, all of which were in effect in their current form as of December 31, 2014.  For audit services, the independent auditor was to provide the Audit Committee with an engagement letter during the second calendar quarter of each year outlining the scope and cost of the audit services proposed to be performed in connection with the audit of the current fiscal year.  If agreed to by the Audit Committee, the engagement letter will be formally accepted by the Audit Committee at an Audit Committee meeting held as practicably as possible following receipt of the engagement letter and fee estimate.

For non-audit services, Company management may submit to the Audit Committee for approval the list of non-audit services that it recommends the Audit Committee allow our Company to engage the independent auditor to provide for the fiscal year.  The list of services must be detailed as to the particular service and may not call for broad categorical approvals.  Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements.  In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year may be provided.  The Audit Committee will consider for approval both the list of permissible non-audit services and the budget for such services.  The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to its Chairperson the authority to approve the auditor’s engagement for non-audit services with fees of up to $50,000, and to amend or modify the list of approved permissible non-audit services and fees of up to $50,000.  The Chairperson will report any action taken pursuant to this delegation to the Audit Committee at its next Audit Committee meeting.

All audit and non-audit services provided to our Company are required to be pre-approved by the Audit Committee.  The Chief Financial Officer of our Company will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Audit Committee.

All of the audit and non-audit services during the years ended December 31, 2014 and December 31, 2013 and the related professional engagement periods were pre-approved by the Audit Committee, with the exception of the following.  In reliance on the de minimis exception from pre-approval, the Audit Committee approved certain non-audit services that were performed without pre-approval.  These non-audit services were approved later in the audit engagement period and include: (i) the Company’s use of PwC’s automated disclosure checklist for 2014 and (ii) PwC’s performance of certain 2015 inventory count related procedures.  The aggregate estimated fees paid by the Company to PwC for these services were $40,020.  These fees comprised less than 1% of the total fees paid by the Company to PwC for 2014 services.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)           Financial Statements and Financial Statement Schedule:

(1)           Financial Statements:

Hanger, Inc.

(2)           Exhibits:

See Part (b) of this Item 15.

(b)           Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Document
3.1

Restated Certificate of Incorporation of Hanger, Inc., dated August 27, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012.)

3.2

Amended and Restated By-Laws of Hanger Orthopedic Group, Inc., as amended effective February 2, 2012. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 6, 2012.)

3.3

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Hanger, Inc., effective February 28, 2016. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on March 3, 2016.)

4.1

Indenture, dated November 2, 2010, by and among Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2010.)

4.2

First Supplemental Indenture, dated December 13, 2010, by and among Hanger Orthopedic Group, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.3

Second Supplemental Indenture, dated February 15, 2011, by and among Hanger Orthopedic Group, Inc., Accelerated Care Plus Corp., ACP Medical Supply Corporation, Liberty Health Services, LLC and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

4.4

Third Supplemental Indenture, dated June 27, 2013, by and among Hanger, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.5

Fourth Supplemental Indenture, dated July 9, 2015, by and among Hanger, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2015.)

4.6

Fifth Supplemental Indenture, dated December 11, 2015, by and among Hanger, Inc., each of the Subsidiary Guarantors party thereto and Wilmington Trust Company, as trustee. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2015.)

4.7

Credit Agreement, dated June 17, 2013, among Hanger, Inc. and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 19, 2013.)

4.8	Waiver No. 1 to the Credit Agreement, dated December 12, 2014, among Hanger, Inc. and the lenders and agents party thereto. (Filed herewith.)
4.9	Waiver No. 2 to the Credit Agreement, dated January 14, 2015, among Hanger, Inc. and the lenders and agents party thereto. (Filed herewith.)
4.10

Waiver No. 3 to the Credit Agreement, dated March 17, 2015, among Hanger, Inc. and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 23, 2015.)

Exhibit No.	Document
4.11

First Amendment and Waiver, dated June 19, 2015, by and among Hanger, Inc., the guarantors party thereto and the lenders and agents party thereto (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 22, 2015.)

4.12

Second Amendment and Waiver, dated September 11, 2015, by and among Hanger, Inc., the guarantors party thereto and the lenders and agents party thereto (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 14, 2015.)

4.13

Third Amendment and Waiver, dated November 13, 2015, by and among Hanger, Inc., the guarantors party thereto and the lenders and agents party thereto (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 13, 2015.)

4.14

Fourth Amendment and Waiver, dated February 10, 2016, by and among Hanger, Inc., the guarantors party thereto and the lenders and agents party thereto (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 10, 2016.)

4.15

Fifth Amendment and Waiver, dated July 15, 2016, by and among Hanger, Inc., the guarantors party thereto and the lenders and agents party thereto (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 2, 2016.)

4.16

Rights Agreement, dated February 28, 2016, by and among Hanger, Inc. and Computershare, Inc. as rights agent. (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 2, 2016.)

4.17

Credit Agreement, dated August 1, 2016, by and among Hanger, Inc. and the lenders and agents party thereto. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 2, 2016.)

10.1

Amended and Restated 2002 Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 1 to the Registrant’s Proxy Statement, dated April 10, 2007, relating to the Registrant’s Annual Meeting of Stockholders held on May 10, 2007.)*

10.2

Amended and Restated 2003 Non-Employee Directors’ Stock Incentive Plan, as amended through May 10, 2007. (Incorporated herein by reference to Appendix 2 to the Registrant’s Proxy Statement, dated April 10, 2007, relating to the Registrant’s Annual Meeting of Stockholders held on May 10, 2007.)

10.3

Form of Stock Option Agreement (Non-Executive Employees), Stock Option Agreement (Executive Employees), Restricted Stock Agreement (Non-Executive Employees) and Restricted Stock Agreement (Executive Employees). (Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant’s Current Report on Form 8-K filed on February 24, 2005.)*

10.4

Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2011 (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)*

10.5

Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between George E. McHenry and Hanger, Inc.. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2012.)*

10.6

Letter Agreement, dated April 7, 2014, by and between George E. McHenry, Hanger Prosthetics & Orthotics, Inc. and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 7, 2014.)

10.7

Fourth Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Richmond L. Taylor and Hanger, Inc.. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2012.)*

10.8	Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.9

Form of Restricted Stock Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*

10.10	Form of Restricted Stock Agreement for Executives. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.11	Form of Restricted Stock Agreement for Employees Executives. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.12

Form of Non-Employee Director Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*

10.13	Form of Executive Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.14	Form of Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.15

Amended and Restated Employment Agreement, dated as of March 30, 2012, between Thomas E. Hartman and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.)*

Exhibit No.	Document
10.16

Second Amended and Restated Employment Agreement, dated August 27, 2012, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2012.)*

10.17

Amended and Restated Employment Agreement, dated as of February 25, 2013, by and between Kenneth W. Wilson and Southern Prosthetic Supply, Inc. (Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.18	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on May 13, 2013.) *
10.19

Employment and Non-Compete Agreement, dated August 25, 2014, by and between Melissa Debes and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 3, 2014.) *

10.20

Employment Agreement, dated September 1, 2014, by and between Samuel M. Liang and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 2, 2014.) *

10.21

Employment Agreement, dated September 5, 2014, by and between Thomas E. Kiraly and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 1, 2015.) *

10.22	Assignment of Employment Agreement, effective March 1, 2017, by and among Hanger Prosthetics & Orthotics, Inc., Hanger, Inc. and Vinit K. Asar. (Filed herewith.)*
10.23	Assignment of Employment Agreement, effective March 1, 2017, by and among Hanger Prosthetics & Orthotics, Inc., Hanger, Inc. and Thomas E. Kiraly. (Filed herewith.)*
10.24	Hanger, Inc. 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.25

Form of Executive Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.26

Form of Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.27

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.28

Form of Restricted Stock Unit Agreement for Executives under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.29

Form of Restricted Stock Unit Agreement for Employees Executives under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.30

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

21	List of Subsidiaries of the Registrant. (Filed herewith.)
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)

*              Management contract or compensatory plan

ITEM 16.              FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.

Dated: May 12, 2017	By:	/s/ Vinit K. Asar
Vinit K. Asar Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 12, 2017	/s/ Vinit K. Asar
Vinit K. Asar Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 12, 2017	/s/ Thomas E. Kiraly
Thomas E. Kiraly Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 12, 2017	/s/ Gabrielle B. Adams
Gabrielle B. Adams Vice President — Chief Accounting Officer (Principal Accounting Officer)

Dated: May 12, 2017	/s/ Asif Ahmad
Asif Ahmad, Director

Dated: May 12, 2017	/s/ Christopher B. Begley
Christopher B. Begley, Director

Dated: May 12, 2017	/s/ Thomas P. Cooper
Thomas P. Cooper, M.D., Director

Dated: May 12, 2017	/s/ Cynthia L. Feldmann
Cynthia L. Feldmann, Director

Dated: May 12, 2017	/s/ Stephen E. Hare
Stephen E. Hare, Director

Dated: May 12, 2017	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese, Director

Dated: May 12, 2017	/s/ Richard R. Pettingill
Richard R. Pettingill, Director

Dated: May 12, 2017	/s/ Kathryn M. Sullivan
Kathryn M. Sullivan, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Hanger, Inc. and its subsidiaries as of December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date.  The material weaknesses related to (1) an ineffective control environment due to (a) an inappropriate tone at the top, which permitted a culture that did not appropriately emphasize compliance with the Company’s accounting policies and procedures; (b) an insufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with the Company’s accounting and reporting requirements and (c) ineffective controls with respect to establishing and assigning authority and responsibility over accounting operations; (2) risk assessment as the Company did  not design and maintain effective internal controls to identify, assess and address risks that significantly impact the financial statements; (3) information and communication as the Company did not design and maintain effective controls to obtain, generate and communicate relevant and accurate information necessary for the function of internal control, including not implementing or maintaining sufficient information systems; (4) monitoring as the Company did not design and maintain effective controls to monitor compliance with established accounting policies, procedures and controls. The material weaknesses in control environment, risk assessment, information and communication and monitoring contributed to additional material weaknesses as the Company did not design and maintain effective controls over (5) the preparation, review and approval of account reconciliations; (6) the preparation, review and approval of journal entries; (7) certain information technology systems that are relevant to the preparation of the consolidated financial statements; and (8) the accounting for (a) inventory, (b) leases, (c)  revenue, (d) accounts receivable, and related accounts, (e) property, plant and equipment, including capitalized software and depreciation expense, (f) accounts payable and related accruals, (g) business combinations, goodwill and intangible assets, (h) share-based compensation and (i) income taxes.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company has restated its 2013 and 2012 financial statements to correct for misstatements.

As discussed in Note O to the consolidated financial statements, pursuant to its amended Credit Agreement, the Company is required to provide, among other things, audited financial statements for the years ended December 31, 2015 and December 31, 2016 by August 15, 2017.  Failure to deliver these financial statements by that date would represent an event of default under the amended Credit Agreement and could trigger the cross default provisions contained in the Company’s Term B

Credit Agreement.  The potential impact of such defaults and other provisions of the credit agreements are also discussed in Note O.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

May 12, 2017

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

	As of December 31,
	2014	(As Restated) 2013

ASSETS
Current assets:
Cash and cash equivalents	$11,699	$1,613
Accounts receivable, net of allowance for doubtful accounts of $9,944 and $6,472 in 2014 and 2013, respectively	174,248	154,739
Inventories	70,517	82,257
Other current assets	21,356	21,606
Deferred income taxes	109,252	75,616
Assets held for sale	8,215	—
Total current assets	395,287	335,831

Non-current assets:
Property, plant and equipment, net	112,350	116,289
Goodwill	710,053	682,628
Other intangible assets, net	58,515	56,240
Debt issuance costs, net	6,648	8,496
Other assets	19,452	15,504
Total assets	$1,302,305	$1,214,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,852	$17,728
Accounts payable	48,554	44,519
Accrued expenses and other current liabilities	91,778	44,433
Accrued interest payable	2,366	2,019
Accrued compensation related costs	41,288	38,606
Total current liabilities	210,838	147,305

Long-term liabilities:
Long-term debt, less current portion	502,132	469,818
Deferred income taxes	59,924	65,329
Other liabilities	45,875	41,223
Total liabilities	818,769	723,675
Commitments and contingent liabilities (Note Q)

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,540,630 shares issued and 35,399,476 shares outstanding, and 35,158,196 shares issued and 35,017,042 shares outstanding in 2014 and 2013, respectively	355	351
Additional paid-in capital	307,166	295,113
Accumulated other comprehensive loss	(1,888)	(1,020)
Retained earnings	178,559	197,525
	484,192	491,969
Treasury stock, at cost 141,154 shares at 2014 and 2013, respectively	(656)	(656)
Total shareholders’ equity	483,536	491,313
Total liabilities and shareholders’ equity	$1,302,305	$1,214,988

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2014	(As Restated) 2013	(As Restated) 2012
Net revenue	$1,012,100	$975,769	$923,521
Material costs	324,284	302,003	285,873
Personnel costs	353,586	325,780	299,004
Other operating costs	136,885	115,767	110,881
General and administrative expenses	86,338	78,658	81,182
Professional accounting and legal fees	44,798	5,821	4,907
Depreciation and amortization	38,929	34,185	32,589
Income from operations	27,280	113,555	109,085
Interest expense, net	28,277	30,576	34,620
Extinguishment of debt	—	6,645	—
(Loss) income from continuing operations before income taxes	(997)	76,334	74,465
Provision for income taxes	2,023	30,455	26,206
(Loss) income from continuing operations	(3,020)	45,879	48,259
Loss from discontinued operations, net of income taxes	(15,946)	(5,368)	(235)
Net (loss) income	$(18,966)	$40,511	$48,024

Other comprehensive (loss) income:
Unrealized (loss) gain on SERP, net of income tax (benefit) provision of $(525), $531 and $(439) for 2014, 2013 and 2012, respectively	$(868)	$899	$(734)
Total other comprehensive (loss) income	(868)	899	(734)
Comprehensive (loss) income	$(19,834)	$41,410	$47,290

Basic Per Common Share Data
(Loss) income from continuing operations	$(0.09)	$1.32	$1.41
Loss from discontinued operations, net of income taxes	(0.45)	(0.16)	(0.01)
Basic (loss) income per share	$(0.54)	$1.16	$1.40
Shares used to compute basic per common share amounts	35,309,478	34,825,867	34,273,621

Diluted Per Common Share Data
(Loss) income from continuing operations	$(0.09)	$1.30	$1.39
Loss from discontinued operations, net of income taxes	(0.45)	(0.15)	(0.01)
Diluted (loss) income per share	$(0.54)	$1.15	$1.38
Shares used to compute diluted per common share amounts	35,309,478	35,208,754	34,737,420

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2014

(dollars and share amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2011 (As Previously Reported)	35,127	$351	$268,535	$(1,185)	$161,537	$(656)	$428,582
Cumulative restatement adjustments	(1,161)	(11)	2,007	—	(52,547)	—	(50,551)
Balance, December 31, 2011 (As Restated)	33,966	340	270,542	(1,185)	108,990	(656)	378,031
Net income (As Restated)	—	—	—	—	48,024	—	48,024
Issuance of common stock upon vesting of restricted stock units (As Restated)	377	4	(4)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	239	3	3,557	—	—	—	3,560
Purchase and retirement of common stock (As Restated)	(49)	(1)	(1,349)	—	—	—	(1,350)
Stock-based compensation expense (As Restated)	—	—	8,256	—	—	—	8,256
Tax benefit associated with vesting of restricted stock units (As Restated)	—	—	1,268	—	—	—	1,268
Tax benefit on unrealized loss on SERP	—	—	—	439	—	—	439
Other comprehensive loss	—	—	—	(1,173)	—	—	(1,173)
Balance, December 31, 2012 (As Restated)	34,533	346	282,270	(1,919)	157,014	(656)	437,055
Net income (As Restated)	—	—	—	—	40,511	—	40,511
Issuance of common stock upon vesting of restricted stock units (As Restated)	348	3	(3)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	205	2	2,435	—	—	—	2,437
Purchase and retirement of common stock (As Restated)	(69)	—	(2,374)	—	—	—	(2,374)
Stock-based compensation expense (As Restated)	—	—	9,437	—	—	—	9,437
Tax benefit associated with vesting of restricted stock units (As Restated)	—	—	3,348	—	—	—	3,348
Tax provision on unrealized gain on SERP	—	—	—	(531)	—	—	(531)
Other comprehensive income	—	—	—	1,430	—	—	1,430
Balance, December 31, 2013 (As Restated)	35,017	351	295,113	(1,020)	197,525	(656)	491,313
Net loss	—	—	—	—	(18,966)	—	(18,966)
Issuance of common stock upon vesting of restricted stock units	377	4	(4)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	5	—	87	—	—	—	87
Stock-based compensation expense	—	—	9,773	—	—	—	9,773
Tax benefit associated with vesting of restricted stock units	—	—	2,197	—	—	—	2,197
Tax benefit on unrealized loss on SERP	—	—	—	525	—	—	525
Other comprehensive loss	—	—	—	(1,393)	—	—	(1,393)
Balance, December 31, 2014	35,399	$355	$307,166	$(1,888)	$178,559	$(656)	$483,536

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2014	(As Restated) 2013	(As Restated) 2012

Cash flows from operating activities:
Net (loss) income	$(18,966)	$40,511	$48,024
Loss from discontinued operations, net of income taxes	(15,946)	(5,368)	(235)
(Loss) income from continuing operations	(3,020)	45,879	48,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,929	34,185	32,589
Provision for doubtful accounts	11,639	5,053	4,423
Impairment of long-lived assets and intangible assets	2,425	—	—
Compensation expense on restricted stock units	9,642	9,346	8,213
Benefit from deferred income taxes	(39,214)	(14,499)	(13,812)
Amortization of debt issuance costs	2,663	3,218	3,891
Loss on extinguishment of debt	—	6,645	—
Gain on sale of property, plant and equipment	(293)	(6,258)	(2,019)
Contingent consideration gains	(85)	(1,461)	(1,388)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	(28,797)	(8,855)	(15,534)
Inventories	6,917	(3,493)	322
Other current assets, and income taxes	9,351	7,009	1,498
Accounts payable	(777)	5,096	1,264
Accrued expenses, other current liabilities and accrued interest payable	40,186	687	3,451
Accrued compensation related costs	(483)	(6,566)	2,807
Other liabilities	978	4,148	(169)
Net cash provided by operating activities - continuing operations	50,061	80,134	73,795
Net cash used in operating activities - discontinued operations	(442)	(3,102)	(3,037)
Net cash provided by operating activities	49,619	77,032	70,758
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(27,096)	(25,907)	(24,503)
Purchase of equipment leased to third parties under operating leases	(4,012)	(4,103)	(2,763)
Acquisitions, net of cash acquired	(38,097)	(10,295)	(61,401)
Change in restricted cash associated with workers’ compensation program	—	3,120	(3,120)
Purchase of company-owned life insurance investment	(2,294)	—	(2,000)
Proceeds from sale of property, plant and equipment	2,518	9,066	3,231
Net cash used in investing activities - continuing operations	(68,981)	(28,119)	(90,556)
Net cash provided by (used in) investing activities - discontinued operations	2,507	(1,438)	(1,118)
Net cash used in investing activities	(66,474)	(29,557)	(91,674)
Cash flows from financing activities:
Borrowings under term loan	—	225,000	—
Repayment of term loan	(8,438)	(296,113)	(3,700)
Borrowings under revolving credit agreement	331,000	249,000	—
Repayments under revolving credit agreement	(286,000)	(224,000)	—
Payment of seller notes	(9,435)	(8,656)	(4,904)
Payment of contingent consideration	(825)	(2,590)	(2,915)
Payment of financing obligations	(1,687)	(1,367)	(1,104)
Payment of fees associated with debt modifications and extinguishments	—	(3,665)	—
Excess tax benefit from stock-based compensation	2,249	3,348	1,489
Proceeds from issuance of common stock	87	2,437	3,560
Purchase and retirement of common stock	—	(2,374)	(1,350)
Net cash provided by (used in) financing activities - continuing operations	26,951	(58,980)	(8,924)
Net cash used in financing activities - discontinued operations	(10)	(12)	(353)
Net cash provided by (used in) financing activities	26,941	(58,992)	(9,277)
Increase (decrease) in cash and cash equivalents	10,086	(11,517)	(30,193)
Cash and cash equivalents, at beginning of year	1,613	13,130	43,323
Cash and cash equivalents, at end of year	$11,699	$1,613	$13,130

Supplemental cash flow information is disclosed in Note U to the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014, 2013 (Restated), and 2012 (Restated)

NOTE A - THE COMPANY

Hanger, Inc. (“the Company,” “we,” “our,” or “us”) is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  We provide orthotic and prosthetic (“O&P”) services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to patients and businesses in acute, post-acute and clinic settings.  We operate through two segments, Patient Care and Products & Services.

Our Patient Care segment is comprised of Hanger Clinic, CARES, Dosteon, and Linkia, our contracting payor network providing contracting services to other O&P providers. Hanger Clinic specializes in the design, fabrication and delivery of custom O&P devices through 767 patient care clinics and 120 satellite locations in 45 states and the District of Columbia as of December 31, 2014.

Our Products & Services segment is comprised of our distribution and rehabilitative solutions businesses.  As a leading provider of O&P products in the United States, we coordinate through our distribution business the procurement and distribution of a broad catalog of O&P parts, componentry and devices to independent O&P providers nationwide.  The other business in our Product & Services segment is our rehabilitative solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 5,000 skilled nursing, long-term care and other sub-acute rehabilitation facilities throughout the United States.

NOTE B - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2014 includes audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.  The consolidated balance sheet as of December 31, 2013 and the consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012 have been restated.  The consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the years ended December 31, 2013 and 2012 have also been restated primarily to reflect the correction of misstatements to the consolidated balance sheets and consolidated statements of operations and comprehensive income.  The Company has also corrected certain disclosures within the consolidated financial statements.

Restatement Background

During and subsequent to the preparation of our Quarterly Report on Form 10-Q for the third quarter of 2014 (which was not filed), misstatements were identified in our previously issued consolidated financial statements.  In response, an extensive accounting review was initiated by the Company, which included an investigation conducted by the Audit Committee of the Board of Directors into the circumstances surrounding the misstatements.  This investigation concluded that, based on evidence uncovered in the investigation, it is more likely than not that certain former employees and officers, including in some instances the former Chief Financial Officer and former Chief Accounting Officer, engaged in inappropriate historical accounting practices relating to management estimates and certain accruals.  Additionally, in connection with the accounting review, the Company identified numerous material weaknesses in its internal control over financial reporting, described in further detail in Item 9A, “Controls and Procedures,” contained in this Annual Report on Form 10-K.  As a result of these misstatements, the Company has restated its consolidated financial statements for the following periods in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”):

•                  As of and for the three months ended March 31, 2014 and as of and for the three and six months ended June 30, 2014 (unaudited);

•                  As of and for the year ended December 31, 2013; as well as all interim periods for the year ended December 31, 2013 (unaudited); and

•                  For the year ended December 31, 2012;

The restated interim financial information is included in Note W - “Quarterly Financial Information (Unaudited).”

Summary impact of restatement adjustments to previously reported financial information

The following tables summarize the cumulative impacts of the primary restatement adjustments on previously reported retained earnings as of December 31, 2013, 2012, and 2011.  We have also presented their impact to the restated consolidated income from operations before income taxes for the years ended December 31, 2013 and 2012.  After the descriptions of the restatement adjustments, full consolidated financial statement tables separately present the impact of the restatement adjustments, the reclassification of certain expenses, and the recognition of discontinued operations to the previously reported consolidated financial statements.  Additionally, a separate set of tables present the individual impact of the more prominent cumulative restatement adjustments to the previously reported consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012.

	As of December 31,
(in thousands)	2013	2012	2011
As previously reported - Retained Earnings	$288,813	$225,229	$161,537
Inventory valuation	(61,323)	(51,275)	(39,907)
Allowance for disallowed revenue and doubtful accounts	(28,301)	(14,997)	(12,952)
Property, plant and equipment, net	(11,311)	(10,489)	(8,214)
Real property leases	(7,542)	(6,681)	(5,031)
All other restatement adjustments	(32,113)	(24,013)	(17,332)
Total restatement adjustments	(140,590)	(107,455)	(83,436)
Tax effect of restatement adjustments	49,302	39,240	30,889
As restated - Retained Earnings	$197,525	$157,014	$108,990

	As of December 31,
(in thousands)	2013	2012
As previously reported - Income before Income Taxes	$100,744	$98,169
Inventory valuation	(10,048)	(11,368)
Allowance for disallowed revenue and doubtful accounts	(13,304)	(2,045)
Property, plant and equipment, net	(822)	(2,275)
Real property leases	(861)	(1,650)
All other restatement adjustments	(8,100)	(6,681)
Total restatement adjustments	(33,135)	(24,019)
Restated Income before Income Taxes	67,609	74,150
Adjustment for loss from discontinued operations	8,725	315
As restated - Income from Continuing Operations before Income Taxes	$76,334	$74,465

Descriptions of Restatement Adjustments

The categories of misstatements and their impact on previously reported consolidated financial statements for 2013 and 2012 annual periods are described below.

a.              Inventory Valuation - The Company has identified misstatements in its historical inventory valuations.  The misstatements related primarily to the valuation of work-in-process inventory (“WIP”), and included intentional misstatements that had the effect of overstating the number of items in WIP, the relative stages of completion of WIP and the overall valuation of WIP.  The Company’s valuation of WIP requires the use of various estimates.  Other misstatements included not reducing raw materials and WIP for vendor rebates and not ensuring inventory is recorded at the lower of cost or market.  Refer to further discussions regarding inventory valuation in Note C - “Significant Accounting Policies.”  The misstatements overstated previously reported income from operations before taxes by approximately $10.0 million and $11.4 million for the years ended December 31, 2013 and 2012, respectively.  The cumulative pre-tax misstatement was a decrease to retained earnings of $61.3 million as of December 31, 2013.

b.              Allowance for Disallowed Revenue and Doubtful Accounts - The historical estimates of allowances for disallowed revenue and doubtful accounts did not sufficiently consider changes to the Company’s collection experience or differentiate between payor types.  When preparing its estimates, the Company inappropriately relied upon aggregate averages of prior periods’ collections experience from varying numbers of older historical periods.  The Company did not timely recognize adverse changes in its collection experience, and did not consider likely write-offs of residual receivable balances, as well as consider differences in collection patterns between payor types and aging categories.  Additionally, misstatements in the classification of bad debt expense have been corrected and are presented as disallowed revenue.  Refer to further discussion regarding allowances for disallowed revenue and doubtful accounts in Note E - “Accounts Receivable, Net”  The misstatements overstated previously reported income from operations before taxes by approximately $13.3 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.  The cumulative pre-tax misstatement was a decrease to retained earnings of $28.3 million as of December 31, 2013.

c.               Property, Plant and Equipment, net - During the periods covered by the restated consolidated financial statements, misstatements occurred in the Company’s accounting for property, plant and equipment.  These misstatements included improper capitalization of certain labor associated with internal-use software and improper capitalization into property, plant and equipment costs that should have been expensed.  The Company also found misstatements in the commencement of depreciation of its fixed assets and not recording disposals on a timely basis.  Misstatements regarding leasehold improvement related items, which are recorded in property, plant and equipment in the financial statements, are included in the real property lease adjustment below.  The misstatements overstated previously reported income from operations before taxes by approximately $0.8 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively.  The cumulative pre-tax misstatement was a decrease to retained earnings of $11.3 million as of December 31, 2013.

d.              Real Property Leases - The Company did not properly apply real property lease accounting standards.  The Company identified misstatements with respect to the determination of the proper term of its leases, establishment of proper balances for deferred rent and tenant improvement allowances, determining depreciable lives of leasehold improvements, consideration of lessee involvement in the construction of leased assets (resulting in not properly identifying certain build-to-suit arrangements, which are accounted for as financings after evaluating sale-leaseback accounting), and proper evaluation of capital lease obligations.  Additionally, the Company did not properly establish and account for asset retirement obligations.  The misstatements overstated previously reported income from operations before taxes of approximately $0.9 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively.  The cumulative pre-tax misstatement was a decrease to retained earnings of $7.5 million as of December 31, 2013.

All Other Restatement Adjustments

e.               Certain Revenue Adjustments - The Company determined that it had not properly established a liability to reserve for revenue collected from third-party payors and patients that was subject to refund in subsequent periods resulting in misstatements of net revenue.  Additionally, the Company recorded purchase commissions as revenue rather than a reduction of cost of materials.  The misstatements overstated previously reported income from operations before taxes by approximately $3.7 million for the year ended December 31, 2013.  The cumulative pre-tax misstatement was a decrease to retained earnings of $3.1 million as of December 31, 2013.

f.                Revenue Accrual - The Company often invoices patients or payors after a device is delivered.  To account for this delay, the Company records an estimated revenue accrual for devices delivered but not yet invoiced at period end.  The Company’s historical revenue accrual estimation model did not reasonably estimate the proper cut-off related to goods delivered but not yet invoiced, resulting in misstatements of both net revenue and accounts receivable.  The misstatements overstated previously reported income from operations before taxes by approximately $1.3 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively.  The cumulative pre-tax misstatement was a decrease to retained earnings of $3.3 million as of December 31, 2013.

g.               Method of Accrual for Accounts Payable - The Company recorded an accrual for estimated accounts payable which utilized average accounts payable levels from historical periods.  This model was prepared based upon when invoices were received, not when goods or services were received.  This accrual method overstated the estimated amount of accounts payables outstanding at December 31, 2013 and understated the estimated amount of accounts payables outstanding at December 31, 2012.  The misstatement understated previously reported income from operations before taxes by approximately $0.2 million for the year-ended December 31, 2013 and overstated previously reported income from operations before taxes by approximately $1.5 million for the year ended December 31, 2012.  The cumulative pre-tax misstatement was a decrease to retained earnings of $3.4 million as of December 31, 2013.

h.              Other Profit & Loss Restatement Adjustments - There are other misstatements not otherwise described in items (a) through (g) of this Note, which are individually insignificant to previously reported income from operations before income taxes for the years ended December 31, 2013 and December 31, 2012.  The other misstatements overstated previously reported income from operations before taxes by approximately $3.2 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively.  The cumulative pre-tax misstatement was a decrease to retained earnings of $22.3 million as of December 31, 2013.

i.                  Cash and Cash Equivalents - The Company identified balance sheet classification misstatements in which cash balances were overstated due to certain outstanding checks not being recognized as a reduction of cash in the period in which they were issued, which also understated other current assets.  Additionally, certain cash receipts were not recorded as an increase to cash and a decrease to accounts receivable in a timely manner.  Lastly, the Company misclassified restricted cash as cash and cash equivalents; restricted cash is now classified as “Other current assets.”  For additional disclosure information, see Note C - “Significant Accounting Policies.”  These corrections, along with the correction of other misstatements included within item (h) above, resulted in a net reduction to previously reported cash and cash equivalents of approximately $8.2 million as of December 31, 2013.

j.                 Common Stock and APIC - The Company identified misstatements related to the incorrect application of stock compensation accounting standards.  Restricted stock units with a performance condition were not expensed using the graded-vesting methodology.  In addition, modifications to certain outstanding units were not recorded correctly.  Restricted stock units were incorrectly recorded as share issuances on their grant date, rather than an issuance of shares on their vesting date.  The cumulative misstatements understated additional paid-in capital and income from operations before taxes for multiple years by approximately $2.4 million as of December 31, 2013.

k.              Income Taxes - The Company has identified certain errors in its historical accounting for income taxes, primarily related to uncertain tax positions and reconciliation of deferred tax balances.  In addition, the more significant adjustments primarily relate to the income tax effects of other restatement adjustments noted above.

Other adjustments to previously reported financial information

The Company has also made certain reclassification adjustments to the previously reported consolidated financial statements.  These adjustments do not relate to the correction of misstatements and are discussed in more detail below.

aa.   Reclassification of Expenses - Due to increases and the resultant materiality of certain expenses in 2014, and to enable the presentation of the consolidated statements of operations and comprehensive (loss) income to be more comparable with other health care services companies, the Company concluded that certain expenses should be reported separately in 2014.  The Company reclassified prior year balances to conform to the current year presentation.  For additional disclosure information, see Note C - “Significant Accounting Policies.”

bb.  Discontinued Operations - On November 5, 2014, the Audit Committee of the Board of Directors approved a plan to sell and/or otherwise dispose of the Company’s Dosteon distribution product group (“Dosteon”), part of its Patient Care operating segment.  Dosteon is presented in accompanying consolidated financial statements as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, ASC 360-10 Property, Plant and Equipment - Overall, and ASC 350-20, Intangibles - Goodwill and Other - Goodwill, as of December 31, 2014.  The operating results and cash flows of Dosteon have been presented separately as discontinued operations on the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of cash flows, respectively, for the year ended December 31, 2014 and all comparable periods presented herein.  As discussed in further detail in Note T - “Discontinued Operations,” assets of these businesses that were expected to be disposed of by sale are reported as “Assets held for sale” on the Company’s consolidated balance sheets as of December 31, 2014.

See Note T - “Discontinued Operations” for the details of our discontinued operations in 2014.

cc.   Reclassification of Equipment Capital Lease Liabilities - The Company previously reported the current portion of equipment capital lease liabilities within “Accrued expenses and other current liabilities” and the non-current portion within “Other liabilities.”  The Company is now presenting lease related financing liabilities, including capital leases and financing obligations related to certain real property transactions within “Long-term debt, less current portion” and “Current portion of long-term debt,” respectively, as the balances are similar in nature to long-term debt.  The 2013 equipment capital leases have been reclassified accordingly.  For additional disclosure information, see Note O - “Long-Term Debt.”

Refer also to Note W - “Quarterly Financial Information (Unaudited)” for disclosure of the nature of the restatement adjustments and adjustment amounts on each of the quarterly and year-to-date periods ended March 31 and June 30, 2014, as well as each quarterly and year-to-date period within 2013.

Consolidated financial statement adjustment tables

The following tables present the differing adjustments to previously issued consolidated financial statements from the restatement adjustments as well as the reclassification of expenses and discontinued operations.  This information is presented for each impacted caption of the previously reported consolidated balance sheets as of December 31, 2013, consolidated statement of operations and comprehensive income for the years ended December 31, 2013 and 2012 and consolidated statement of cash flows for the years ended December 31, 2013 and 2012.  The corrections of misstatements affecting fiscal years prior to 2012 are reflected as a cumulative adjustment to the balance of retained earnings as of December 31, 2011 on the consolidated statements of changes in shareholders’ equity.

HANGER, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except par value and share amounts)

	As of December 31, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,860	$(8,247)	h,i	$1,613
Accounts receivable, net of allowance for doubtful accounts of $6,472	185,769	(31,030)	b,e,f,h,i	154,739
Inventories	141,518	(59,261)	a,h	82,257
Other current assets	15,519	6,087	d,h,k,i	21,606
Deferred income taxes	30,298	45,318	k	75,616
Total current assets	382,964	(47,133)		335,831
Non-current assets:
Property, plant and equipment, net	126,798	(10,509)	c,d,g,h	116,289
Goodwill	681,547	1,081	h,k	682,628
Other intangible assets, net	58,021	(1,781)	h	56,240
Debt issuance costs, net	8,564	(68)	h	8,496
Other assets	13,766	1,738	d,h	15,504
Total assets	$1,271,660	$(56,672)		$1,214,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,998	$1,730	d,h,cc	$17,728
Accounts payable	36,729	7,790	g,h	44,519
Accrued expenses and other current liabilities	24,923	19,510	d,e,g,h,k,cc	44,433
Accrued interest payable	1,898	121	d	2,019
Accrued compensation related costs	36,331	2,275	h	38,606
Total current liabilities	115,879	31,426		147,305
Long-term liabilities:
Long-term debt, less current portion	452,261	17,557	d,h,cc	469,818
Deferred income taxes	76,545	(11,216)	k	65,329
Other liabilities	46,755	(5,532)	d,h,cc	41,223
Total liabilities	691,440	32,235		723,675
Commitments and contingent liabilities

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,158,196 shares issued and 35,017,042 shares outstanding	361	(10)	j	351
Additional paid-in capital	292,722	2,391	j,h	295,113
Accumulated other comprehensive loss	(1,020)	—		(1,020)
Retained earnings	288,813	(91,288)	a,b,c,d,e,f, g,h,j	197,525
	580,876	(88,907)		491,969
Treasury stock at cost, 141,154 shares	(656)	—		(656)
Total shareholders’ equity	580,220	(88,907)		491,313
Total liabilities and shareholders’ equity	$1,271,660	$(56,672)		$1,214,988

HANGER, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification of Expenses (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$1,046,438	$(27,976)	b,e,f,h	$—	$(42,693)	$975,769
Material costs	319,046	738	a,h	—	(17,781)	302,003
Personnel costs	369,738	9,264	a,c,h,j	(31,805)	(21,417)	325,780
Other operating costs	186,304	(7,178)	a,b,c,d,g,h	(52,674)	(10,685)	115,767
General and administrative expenses	—	—		78,658	—	78,658
Professional accounting and legal fees	—	—		5,821	—	5,821
Depreciation and amortization	37,486	(1,819)	c,d,h	—	(1,482)	34,185
Income from operations	133,864	(28,981)		—	8,672	113,555
Interest expense, net	26,475	4,154	d,h	—	(53)	30,576
Extinguishment of debt	6,645	—		—	—	6,645
Income from continuing operations before income taxes	100,744	(33,135)		—	8,725	76,334
Provision for income taxes	37,160	(10,062)	k	—	3,357	30,455
Income from continuing operations	63,584	(23,073)		—	5,368	45,879
Loss from discontinued operations, net of income taxes	—	—		—	(5,368)	(5,368)
Net income	$63,584	$(23,073)		$—	$—	$40,511

Other comprehensive income
Unrealized gain on SERP net of tax provision of $531	$899	$—		$—	$—	$899
Total other comprehensive income	899	—		—	—	899
Comprehensive income	$64,483	$(23,073)		$—	$—	$41,410

Basic Per Common Share Data
Income from continuing operations	$1.83	$(0.67)		$—	$0.16	$1.32
Loss from discontinued operations, net of income taxes	—	—		—	(0.16)	(0.16)
Basic income per share	$1.83	$(0.67)		$—	$—	$1.16
Shares used to compute basic per common share amounts	34,818,214	7,653	j	—	—	34,825,867

Diluted Per Common Share Data
Income from continuing operations	$1.80	$(0.65)		$—	$0.15	$1.30
Loss from discontinued operations, net of income taxes	—	—		—	(0.15)	(0.15)
Diluted income per share	$1.80	$(0.65)		$—	$—	$1.15
Shares used to compute diluted per common share amounts	35,394,721	(185,967)	j	—	—	35,208,754

HANGER, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification of expenses (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$974,429	$(11,629)	b,e,f,h	$—	$(39,279)	$923,521
Material costs	296,193	2,686	a,h	—	(13,006)	285,873
Personnel costs	335,328	9,255	a,c,h,j	(27,133)	(18,446)	299,004
Other operating costs	178,918	(2,047)	a,b,c,d,g,h	(58,956)	(7,034)	110,881
General and administrative expenses	—	—		81,182	—	81,182
Professional accounting and legal fees	—	—		4,907	—	4,907
Depreciation and amortization	34,652	(1,044)	c,d,h	—	(1,019)	32,589
Income from operations	129,338	(20,479)		—	226	109,085
Interest expense, net	31,169	3,540	d,h	—	(89)	34,620
Income from continuing operations before income taxes	98,169	(24,019)		—	315	74,465
Provision for income taxes	34,477	(8,351)	k	—	80	26,206
Income from continuing operations	63,692	(15,668)		—	235	48,259
Loss from discontinued operations, net of income taxes	—	—		—	(235)	(235)
Net income	$63,692	$(15,668)		$—	$—	$48,024

Other comprehensive income
Unrealized loss on SERP, net of tax benefit of $439	$(734)	$—		$—	$—	$(734)
Total other comprehensive loss	(734)	—		—	—	(734)
Comprehensive income	$62,958	$(15,668)		$—	$—	$47,290

Basic Per Common Share Data
Income from continuing operations	$1.86	$(0.46)		$—	$0.01	$1.41
Loss from discontinued operations, net of income taxes	—	—		—	(0.01)	(0.01)
Basic income per share	$1.86	$(0.46)		$—	$—	$1.40
Shares used to compute basic per common share amounts	34,282,591	(8,970)	j	—	—	34,273,621

Diluted Per Common Share Data
Income from continuing operations	$1.83	$(0.45)		$—	$0.01	$1.39
Loss from discontinued operations, net of income taxes	—	—		—	(0.01)	(0.01)
Diluted income per share	$1.83	$(0.45)		$—	$—	$1.38
Shares used to compute diluted per common share amounts	34,832,830	(95,410)	j	—	—	34,737,420

HANGER, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net income	$63,584	$(23,073)	a - h,j,k	$40,511
Loss from discontinued operations, net of income taxes	—	(5,368)	bb	(5,368)
Income from continuing operations	63,584	(17,705)		45,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,486	(3,301)	c,d,h	34,185
Provision for doubtful accounts	14,330	(9,277)	b,h	5,053
Compensation expense on restricted stock units	9,080	266	j	9,346
Benefit from deferred income taxes	(1,602)	(12,897)	k	(14,499)
Amortization of debt issuance costs	2,488	730	h	3,218
Loss on extinguishment of debt	6,645	—		6,645
Gain on sale of property, plant and equipment	(5,914)	(344)	c	(6,258)
Contingent consideration gains	(1,032)	(429)	h	(1,461)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	(32,060)	23,205	b,e,f,h	(8,855)
Inventories	(11,329)	7,836	a,h	(3,493)
Other current assets and income taxes	4,689	2,320	d,h,k	7,009
Accounts payable	6,235	(1,139)	g,h	5,096
Accrued expenses and other current liabilities, accrued interest payable	(223)	910	d,e,g,h	687
Accrued compensation related costs	(7,379)	813	h	(6,566)
Other liabilities	1,262	2,886	d,h,k	4,148
Net cash provided by operating activities - continuing operations	86,260	(6,126)		80,134
Net cash used in operating activities - discontinued operations	—	(3,102)	bb	(3,102)
Net cash provided by operating activities	86,260	(9,228)		77,032
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(34,236)	8,329	c,d,g,h	(25,907)
Purchase of equipment leased to third parties under operating leases	(4,210)	107	c	(4,103)
Acquisitions, net of cash acquired	(9,296)	(999)	h	(10,295)
Change in restricted cash associated with workers’ compensation program	3,120	—		3,120
Proceeds from sale of property, plant and equipment	8,684	382	c	9,066
Net cash used in investing activities - continuing operations	(35,938)	7,819		(28,119)
Net cash used in investing activities - discontinued operations	—	(1,438)	bb	(1,438)
Net cash used in investing activities	(35,938)	6,381		(29,557)
Cash flows from financing activities:
Borrowings under term loan	225,000	—		225,000
Repayment of term loan	(296,113)	—		(296,113)
Borrowings under revolving credit agreement	249,000	—		249,000
Repayments under revolving credit agreement	(224,000)	—		(224,000)
Payment of seller notes	(12,410)	3,754	h	(8,656)
Payment of contingent consideration	—	(2,590)		(2,590)
Payment of financing obligations	(1,047)	(320)	d	(1,367)
Payment of fees associated with debt modifications and extinguishments	(3,667)	2	h	(3,665)
Excess tax benefit from stock-based compensation	3,501	(153)	h	3,348
Proceeds from issuance of common stock	2,437	—		2,437
Purchase and retirement of common stock	(2,374)	—		(2,374)
Net cash used in financing activities - continuing operations	(59,673)	693		(58,980)
Net cash used in financing activities - discontinued operations	—	(12)	bb	(12)
Net cash used in financing activities	(59,673)	681		(58,992)
Decrease in cash and cash equivalents	(9,351)	(2,166)		(11,517)
Cash and cash equivalents, at beginning of year	19,211	(6,081)	i	13,130
Cash and cash equivalents, at end of year	$9,860	$(8,247)		$1,613

HANGER, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net income	$63,692	$(15,668)	a - h, j,k	$48,024
Loss from discontinued operations, net of income taxes	—	(235)	bb	(235)
Income from continuing operations	63,692	(15,433)		48,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,652	(2,063)	c,d,h	32,589
Provision for doubtful accounts	9,589	(5,166)	b,h	4,423
Compensation expense on restricted stock units	8,061	152	j	8,213
Benefit from deferred income taxes	(4,303)	(9,509)	k	(13,812)
Amortization of debt issuance costs	3,452	439	h	3,891
Loss (gain) on sale of property, plant and equipment	64	(2,083)	c	(2,019)
Contingent consideration gains	(993)	(395)	h	(1,388)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	(30,259)	14,725	b,e,f,h	(15,534)
Inventories	(12,827)	13,149	a,h	322
Other current assets and income taxes	3,867	(2,369)	d,h,k	1,498
Accounts payable	(2,114)	3,378	g,h	1,264
Accrued expenses, other current liabilities and accrued interest payable	3,501	(50)	d,e,g,h	3,451
Accrued compensation related costs	4,348	(1,541)	h	2,807
Other liabilities	589	(758)	d,h,k	(169)
Net cash provided by operating activities - continuing operations	81,319	(7,524)		73,795
Net cash used in operating activities - discontinued operations	—	(3,037)	bb	(3,037)
Net cash provided by operating activities	81,319	(10,561)		70,758
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(29,492)	4,989	c,d,g,h	(24,503)
Purchase of equipment leased to third parties under operating leases	(3,671)	908	c	(2,763)
Acquisitions, net of cash acquired	(62,500)	1,099	h	(61,401)
Change in restricted cash associated with workers’ compensation program	(3,120)	—		(3,120)
Purchase of company-owned life insurance investment	(2,000)	—		(2,000)
Proceeds from sale of property, plant and equipment	1,732	1,499	c	3,231
Net cash used in investing activities - continuing operations	(99,051)	8,495		(90,556)
Net cash used in investing activities - discontinued operations	—	(1,118)	bb	(1,118)
Net cash used in investing activities	(99,051)	7,377		(91,674)
Cash flows from financing activities:
Repayment of term loan	(3,700)	—		(3,700)
Payment of seller notes	(5,255)	351	h	(4,904)
Payment of contingent consideration	—	(2,915)		(2,915)
Payment of financing obligations	(713)	(391)	d	(1,104)
Excess tax benefit from stock-based compensation	1,505	(16)	h	1,489
Proceeds from issuance of common stock	3,560	—	h	3,560
Purchase and retirement of common stock	(1,350)	—		(1,350)
Net cash used in financing activities - continuing operations	(5,953)	(2,971)		(8,924)
Net cash used in financing activities - discontinued operations	—	(353)	bb	(353)
Net cash used in financing activities	(5,953)	(3,324)		(9,277)
Decrease in cash and cash equivalents	(23,685)	(6,508)		(30,193)
Cash and cash equivalents, at beginning of year	42,896	427	i	43,323
Cash and cash equivalents, at end of year	$19,211	$(6,081)		$13,130

Impact of restatement adjustments on previously reported consolidated statements of operations and comprehensive income

The following set of tables separately present the impact of each of the more prominent cumulative restatement adjustments to the previously reported consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012.

For the Year Ended December 31, 2013

(in thousands)	Total Restatement Adjustments	Inventory Valuation (a)	Allowances for Disallowed Revenue and Doubtful Accounts (b)	Property, Plant and Equipment, net (c)	Real Property Leases (d)	All Other Adjustments (e,f,g,h)
Net revenue	$(27,976)	$—	$(20,616)	$—	$—	$(7,360)
Material costs	738	3,455	—	—	—	(2,717)
Personnel costs	9,264	6,656	—	2,312	—	296
Other operating costs	(7,178)	(63)	(7,312)	1,216	(2,972)	1,953
Depreciation and amortization	(1,819)	—	—	(2,706)	1,002	(115)
Income from operations	(28,981)	(10,048)	(13,304)	(822)	1,970	(6,777)
Interest expense, net	4,154	—	—	—	2,831	1,323
Income from continuing operations before taxes	$(33,135)	$(10,048)	$(13,304)	$(822)	$(861)	$(8,100)

For the Year Ended December 31, 2012

(in thousands)	Total Restatement Adjustments	Inventory Valuation (a)	Allowances for Disallowed Revenue and Doubtful Accounts (b)	Property, Plant and Equipment, net (c)	Real Property Leases (d)	All Other Adjustments (e,f,g,h)
Net revenue	$(11,629)	$—	$(5,940)	$—	$—	$(5,689)
Material costs	2,686	4,587	—	—	—	(1,901)
Personnel costs	9,255	5,347	—	2,889	—	1,019
Other operating costs	(2,047)	1,434	(3,895)	1,703	(2,588)	1,299
Depreciation and amortization	(1,044)	—	—	(2,317)	1,239	34
Income from operations	(20,479)	(11,368)	(2,045)	(2,275)	1,349	(6,140)
Interest expense, net	3,540	—	—	—	2,999	541
Income from continuing operations before taxes	$(24,019)	$(11,368)	$(2,045)	$(2,275)	$(1,650)	$(6,681)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies.  Although actual results in subsequent periods may differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time.  We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances.  All significant assumptions and estimates underlying the amounts reported in the consolidated financial statements and accompanying notes are regularly reviewed and updated when necessary.  Changes in estimates are reflected prospectively in the consolidated financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.  Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

The most significant assumptions and estimates underlying these consolidated financial statements and accompanying notes involve revenue recognition and accounts receivable, inventories, accounts payable and accrued liabilities (including contingencies), impairments of long-lived assets including goodwill, accounting for income taxes, business combinations, leases and stock-based compensation.

Changes in Presentation

Presentation of expenses on the Company’s consolidated statements of operations and comprehensive (loss) income

In previously issued consolidated financial statements, the Company presented personnel costs and other operating costs related to general and administrative activities within those entitled captions in its consolidated statements of operations and comprehensive (loss) income.  Commencing in 2014, the Company experienced increases in general and administrative expenses, including professional accounting and legal fees.  Therefore the Company changed its presentation of these expenses within newly created captions titled “General and administrative expenses” and “Professional accounting and legal fees” on its consolidated statements of operations and comprehensive (loss) income.  These changes have been reflected retrospectively and have no impact on net (loss) income from continuing operations, net (loss) income, basic net (loss) income per share, or diluted (loss) income per share.  See the accounting policies below for further information regarding the types of expenses recognized in the “Personnel costs,” “Other operating costs,” “General and administrative expenses,” and “Professional accounting and legal fees” captions.  See Note B - “Restatement of Previously Issued Consolidated Financial Statements” and Note W - “Quarterly Financial Information (Unaudited)” which presents the impacts of these reclassifications on previously issued consolidated financial statements.

Revenue Recognition

Patient Care Segment

Revenues in the Company’s Patient Care segment are primarily derived from the sale of O&P devices and are recognized when the patient has received the device.  At or subsequent to delivery, the Company issues an invoice to a third party payor, which primarily consist of commercial insurance companies, Medicare, Medicaid, Veterans Administration and Private or Patient Pay (“Patient Pay”).  The Company recognizes revenue for the amounts it expects to receive from payors and patients based on expected contractual reimbursement rates, which are net of estimated contractual discounts.

These revenue amounts are further revised as claims are adjudicated, which may result in disallowances, or decreases to revenue.  The Company believes that adjustments related to write-offs of receivables should predominantly be recorded as a reduction of revenues, which the Company refers to as Disallowed Revenue.  This is due to the majority of the Company’s revenues being collected from commercial insurance companies, Medicare, Medicaid and the Veterans Administration, most of which are under contractual reimbursement rates.  As such, the Company believes adjustments do not relate to an inability to pay but to contractual allowances, lack of timely claims submission, insufficient medical documentation or due to administrative errors.  Amounts recorded to bad debt expense, which are presented within “Other operating costs,” generally relate to commercial payor bankruptcies and private pay balances for which there was an assessment of collectability and collection attempts were made.  At the end of each period, the Company establishes allowances for estimated disallowances relating to that period based on its prior adjudication experience and records such amounts as a reduction of revenue.  In a similar fashion, the Company also estimates and records allowances for doubtful accounts on unpaid receivables at each period end.  The Company also records a liability, with a corresponding reduction of revenue, for estimated refunds expected to be paid to its patients or third party payors.

Medicare and Medicaid regulations and the various agreements we have with other third party payors, including commercial healthcare providers under which these contractual adjustments and disallowed revenue are calculated, are complex and are subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided by the Company.  Therefore, the particular O&P devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates.  Additionally, updated regulations and reimbursement schedules, and contract renegotiations, occur frequently, necessitating regular review and assessment of the estimation process by management.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term and any related adjustments will be recorded as changes in estimates when they become known.

For more information on the Company’s use of estimates to calculate Allowances for Disallowed Revenue and Doubtful Accounts, refer to the accounting policy for Accounts Receivable, Net below.

The Company often invoices patients or payors after a device is delivered.  To account for this delay, the Company records an estimated revenue accrual for devices delivered but not yet invoiced at period end.  This estimate is based on a historical look-back analysis of lag times between delivery and invoicing that occur over a period end.

Products & Services Segment

Revenues in the Company’s Products & Services segment are derived from the distribution of O&P components and the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.  Distribution revenues are recorded upon the delivery of products, net of estimated returns.

Equipment leasing and related services revenue are recognized over the applicable term as the customer has the right to use the equipment and as the services are provided.  Equipment sales revenue is recognized upon delivery, with any related services revenue deferred and recognized as the services are performed.  Sales of consumables are recognized upon delivery.

Material Costs

Material costs in the Patient Care segment reflect purchases of orthotics and prosthetic componentry and other related costs in connection with the delivery of care through our clinic locations and other patient care operations.  Material costs in our Products & Services segment reflect purchases of orthotics and prosthetic materials and other related costs in connection with the distribution of products and services to third party customers.

Personnel Costs

Personnel costs reflect salaries, benefits, incentive compensation, contract labor, and other personnel costs we incur in connection with our delivery of care through our clinic locations and other patient care operations, or distribution of products and services, and exclude similar costs incurred in connection with activities we consider to be general and administrative in nature.

Other Operating Costs

Other operating costs reflect other costs we incur in connection with our delivery of care through our clinic locations and other patient care operations or distribution of products and services.  Marketing costs, including advertising, are expensed as incurred and are presented within this financial statement caption.  The Company incurred approximately $3.4 million, $3.5 million, and $3.3 million in marketing costs during the years ended December 31, 2014, 2013 and 2012, respectively.  Other costs include rent, utilities, and other occupancy costs, general office expenses, bad debt expense, and travel and clinical professional education costs.  Similar costs incurred in connection with general and administrative activities are excluded from this line.

General and Administrative Expenses

General and administrative expenses reflect expenses we incur in the general management and administration of our businesses that are not directly attendant to the operation of our clinics or provision of products and services.  These include personnel costs and other operating costs supporting general and administrative functions.

Professional Accounting and Legal Fees

The Company recognizes fees associated with financial statement audits in the fiscal period to which the audit relates.  All other professional fees are recognized as expense in the periods in which services are performed.

Depreciation and Amortization

Depreciation and amortization expenses reflect all depreciation and amortization expense, whether incurred in connection with our delivery of care through clinic locations, our distribution of products and services, or in the general management and administration of our business.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.  The Company maintains cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) limits at certain financial institutions.  The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits.  With short maturities, the investments present insignificant risk of changes in value because of interest rate changes and are readily convertible to cash.  Historically, no losses have been incurred due to such cash concentrations.  Restricted cash balances are presented within “Other current assets” on the consolidated balance sheets.  See Note J - “Other Current Assets and Other Assets” for further information.

Accounts Receivable, Net

Patient Care Segment

The Company establishes allowances for its accounts receivable to reduce the carrying value of such receivables to their estimated net realizable value.  The Patient Care accounts receivables are recorded net of estimated unapplied cash, estimated Allowance for Disallowed Revenue and estimated Allowance for Doubtful Accounts, as described in the Revenue Recognition accounting policy above.

Both the Allowance for Disallowed Revenue and the Allowance for Doubtful Accounts estimates consider historical collection experience by each of the Medicare and non-Medicare (commercial insurance, Medicaid, Veteran’s Administration and Private Pay) primary payor class groupings.  For each payor class grouping, liquidation analysis of historical period end receivable balances are performed to ascertain collections experience by aging category.  The Company believes its use of historical collection experience applied to current period end receivable balances is reasonable.  In the absence of an evident adverse trend, the Company uses historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication.  The Company believes the time periods analyzed provide sufficient time for most balances to adjudicate in the normal course of operations.  The Company will modify the time periods analyzed when significant trends indicate that adjustments should be made.  In addition, estimates are adjusted when appropriate for information available up through the issuance of the consolidated financial statements.

In the restated consolidated financial statements, the Company has restated its estimates of Allowances for Disallowed Revenue and Doubtful Accounts using estimates prepared as outlined above.  The restatement was undertaken to correct identified misstatements in the original estimates affecting those periods in compliance with ASC 250, “Accounting Changes and Error Corrections,” which requires each individual prior period presented to be adjusted to reflect corrections of the period-specific effects of the misstatements using information that would have been contemporaneously available as of each period end.  Refer to further discussion in Note B - “Restatement of Previously Issued Consolidated Financial Statements.”

Products & Services Segment

The Products & Services segment’s Allowance for Doubtful Accounts is estimated based on the analysis of the segment’s historical write-offs experience, accounts receivable aging and economic status of its customers. Accounts receivable that are deemed uncollectible are written-off to the Allowance for Doubtful Accounts.  Accounts receivable are also recorded net of an allowance for estimated sales returns.

Inventories

Inventories are valued at the lower of estimated cost or market, with cost determined on a first-in, first out (“FIFO”) basis.  Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period-end.

Patient Care Segment

Substantially all of Patient Care Segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of an annual physical count performed during the fourth quarter each year.  Segment inventories relate primarily to raw materials and work-in-process (“WIP”) at Hanger Clinics, Dosteon raw materials, and CARES finished goods.  Inventories at Hanger Clinics totaled $30.8 million and $35.5 million at December 31, 2014 and 2013, respectively.

In connection with the preparation of the restated consolidated financial statements, the Company has restated its estimates of inventory amounts related to the Patient Care Segment using certain estimates that are discussed below.  The restatement was undertaken to correct identified misstatements in the original estimates affecting those periods in compliance with ASC 250, Accounting Changes and Error Corrections, which requires each individual prior period presented to be adjusted to reflect corrections of the period-specific effects of the misstatements using contemporaneous information as of each period-end to the extent available.  Refer also to further discussion in Note B - “Restatement of Previously Issued Consolidated Financial Statements.”

Raw materials consists of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients.  In some cases, purchased parts and components are also sold directly to patients.  Raw materials are valued based on the basis of recent vendor invoices, reduced by estimated vendor rebates.  Such rebates are recognized as a reduction of cost of materials in the consolidated statement of operations and comprehensive (loss) income when the related devices or components are delivered to the patient.  Approximately 51% and 80% of materials at December 31, 2014 and 2013, respectively were purchased from our Products & Services Segment.

WIP consists of devices which are in the process of assembly at the Company’s clinics or fabrication centers.  WIP quantities were determined by the physical count of patient orders in process at December 31, 2014 while the related stage of completion of each order was established by clinic personnel.  The Company does not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs.  To estimate such costs, the Company developed bills of materials for certain categories of devices that it assembles and delivers to its patients.  Within each bill of material, the Company estimated (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.

In the restated consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013, and 2012, WIP was valued on the basis of physical counts performed as October 31, 2013, 2012, and 2011, and then valued using corrected historical cost information for materials, labor, and overhead applied to the estimated sales value of WIP inventory, similar to the approach originally used in those periods.  Raw materials were valued on the basis of recent vendor invoices.  These balances were then adjusted to December 31, 2013, 2012, and 2011 (and subsequent interim period ends) through the use of the gross profit method, adjusted for changes in the estimated number of WIP devices on hand at the respective year-ends.  In correcting the misstatements identified in prior periods, including the intentional misstatements described in Note B, the Company determined that it lacked sufficient contemporaneous information to correct certain of the misstatements.  In those cases, the Company used information as of December 31, 2014 to determine the related restatement adjustments to inventory at December 31, 2013 and to cost of materials for the years ended December 31, 2013 and 2012.

The Company recorded adjustments to decrease inventories by $3.0 million in the fourth quarter of 2014, increase inventories by $0.2 million in the fourth quarter of 2013, and decrease inventories by $1.9 million in the fourth quarter of 2012 to reconcile the recorded amounts to those physically counted and costed in connection with the annual count.

Dosteon inventories consist primarily of raw materials and totaled $5.4 million and $8.0 million at December 31, 2014 and 2013, respectively.  Such inventories were determined on the basis of physical counts performed as of December 31, 2014 and 2013.  As discussed in Note T, Dosteon inventories are included in assets held for sale as of December 31, 2014.

CARES inventories consist primarily of finished goods and totaled $0.9 million and $1.1 million at December 31, 2014 and 2013, respectively.

Products & Services Segment

Segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $38.9 million and $37.7 million as of December 31, 2014 and 2013, respectively.  Finished goods include products that are available for sale to third party customers as well as the Company’s Patient Care Segment as described above.  Such inventories were determined on the basis of perpetual records.

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

Level 1 consists of securities for which there are quoted prices in active markets for identical securities;

Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as quoted prices for similar securities in active markets or quoted prices for identical securities in less active markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and

Level 3 consists of securities for which there are no observable inputs to the valuation methodology that are significant to the measurement of the fair value.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instruments

The Company holds investments in money market funds which are measured at fair value on a recurring basis.  As of December 31, 2014 and 2013, $12.0 million and $4.0 million, respectively, of money market funds are presented within “Cash and cash equivalents” and $3.8 million and $3.7 million of money market funds which are restricted from the general use are presented within “Other current assets.”  The fair values of the Company’s money market funds are based on Level 1 observable market prices and are equivalent to one dollar.  The carrying value of accounts receivable and accounts payable, approximate their fair values based on the short-term nature of these instruments.

The carrying values of the Company’s outstanding term loan as of December 31, 2014 and 2013, was $213.8 million and $222.2 million compared to their fair value of $211.7 million and $223.1, respectively.  The Company has estimated their fair value based on debt with similar terms and remaining maturities as of December 31, 2014, which represent Level 2 measurements.

The carrying value of amounts outstanding on the Company’s revolving credit facilities as of December 31, 2014 and 2013, was $70.0 million and $25.0 million compared to their fair value of $69.2 million and $25.1 million, respectively.  The Company has estimated their fair value based on debt with similar terms and remaining maturities as of December 31, 2014 and 2013, which represent Level 2 measurements.

The carrying value of the senior notes was $200.0 million as of December 31, 2014 and 2013 compared to their fair value of $203.0 million and $213.3 million, respectively.  The Company has determined the fair value of the senior notes based on market observable inputs and has therefore concluded these are Level 2 measurements.

The carrying value of the Company’s outstanding subordinated promissory notes issued in connection with acquisitions (“Seller Notes”) as of December 31, 2014 and 2013 was $26.6 million and $21.1 million, respectively.  The Company believes that the carrying value of the Seller Notes approximates the related fair values based on a discounted cash flow model using unobservable inputs, primarily, the Company’s credit spread for subordinated debt, which represents a Level 3 measurement.

Insurance Recoveries Receivable

We incur legal and other costs with respect to a variety of issues on an ongoing basis.  We record a related receivable when costs are reimbursable under applicable insurance policies, we believe it is probable such costs will be reimbursed and such reimbursements can be reasonably estimated.  We record the benefit of related receivables from the insurer as a recovery of costs in the same financial statement caption in which the related loss was recognized in our consolidated statements of operations and comprehensive (loss) income.  Loss contingency reserves, which are recorded within accrued liabilities, are not reduced by estimated insurance recoveries.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization, with the exception of assets acquired through acquisitions, which are initially recorded at estimated fair value.  Equipment acquired under capital lease is recorded at the present value of the future minimum lease payments.  The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive (loss) income.  Depreciation is computed for financial reporting purposes using the straight-line method over the useful lives of the related assets estimated as follows:  furniture and fixtures, equipment and information systems, principally five years, buildings ten to forty years, capital leases over the lease term, and leasehold improvements over the shorter of ten years or lease term.  The Company records maintenance and repairs, including the cost of minor replacements, to maintenance expense.   Costs of major repairs that extend the effective useful life of property are capitalized and depreciated accordingly.

We capitalize the costs of obtaining or developing internal use software, including external direct costs of materials and services and directly related payroll costs.  Amortization begins when the internal use software is ready for its intended use.  Costs incurred during the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.

Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  For consideration of the net assets acquired, the Company typically pays cash and issues a Seller Note.  It may also include contingent consideration with payment terms associated with the achievement of designated collection targets of the acquired business.  Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets.  The estimated fair value of identifiable intangible assets are based on detailed valuations performed internally or by external valuation specialists that use information and assumptions provided by management.  We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill.  Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets, including estimated useful lives.

The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows from the acquired business. Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.  Subsequent changes in estimated fair value of contingent consideration are recognized as “General and administrative expenses” within the consolidated statements of operations and comprehensive (loss) income.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses.  The Company assesses goodwill for impairment annually during the fourth quarter, or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable.  The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the Company determines that a two-step goodwill impairment test is necessary or more efficient than a qualitative approach, it will measure the fair value of the Company’s reporting units using a combination of income and market approaches.  Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill.

We use income and market approaches to determine the fair value of a reporting unit.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

The fair value of acquired customer intangibles is estimated using an excess earnings model.  Key assumptions utilized in the valuation model include pro-forma projected cash flows adjusted for market-participant assumptions, forecasted customer retention curve, and discount rate.  Customer intangibles are amortized, using the straight-line method over an estimated useful life of ten to fourteen years.  The fair value associated with trade names is estimated using the relief-from-royalty method.  These assets, some of which have indefinite lives, are primarily included in the Products & Services segment.  Indefinite lived intangible assets are assessed for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances occur which indicate the carrying value might not be recoverable.  Intangible assets with definite lives are amortized over their estimated useful lives of one to ten years.  The fair value of non-compete agreements are estimated using a discounted cash flow model.  The related intangible assets are amortized, using the straight-line method, over their term which ranges from two to five years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to seventeen years.

Long-Lived Asset Impairment

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstance indicate that the carrying amount may not be recoverable.  The carrying value of a long-lived asset group is not recoverable and is considered impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The Company measures impairment as the amount by which the carrying value exceeds the estimated fair value.  Estimated fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.  Long-lived assets to be disposed of by sale are classified as held for sale when the applicable criteria are met, and recognized within the consolidated balance sheet at the lower of carrying value or fair value less cost to sell.  Depreciation on such assets is ceased.

Debt Issuance Costs, Net

Debt issuance costs incurred in connection with the Company’s long-term debt are amortized, on a straight-line basis, which is not materially different from the effective interest method, through the maturity of the related debt instrument.  Amortization of these costs are included within “Interest Expense, Net” in the consolidated statements of operations and comprehensive (loss) income.

Accounts Payable and Accrued Liabilities

The Company does not maintain a purchase order system, therefore accounts payable relating to goods or services received is estimated using various factors including payments made subsequent to period end, vendor invoice dates, shipping terms confirmed by certain vendors or other third party documentation.  Accrued liabilities are recorded based on estimates of services received or amounts expected to be paid to third parties.  Accrued legal costs for legal contingencies are recorded when they are probable and estimable.

Leases

The Company leases the vast majority of its patient care clinics under operating lease arrangements.  Certain of the Company’s lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives.  Rent expense for noncancellable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space.

The Company has certain building leases that are accounted for as financing transactions.  In these instances, pursuant to ASC 840-40-55, “The Effect of Lessee Involvement in Asset Construction,” the Company is the deemed owner of the property and, during the construction phase, the associated building assets and financing obligations are recognized on the Company’s consolidated balance sheet.  Subsequent to construction, the arrangement is evaluated in accordance with ASC 840-40 to determine whether the arrangement qualifies as a sale leaseback.  Sale leasebacks of real estate require an analysis to identify indicators of continuing involvement and other factors.  If no indicators of continuing involvement are found, the lease is considered to have passed the sales-leaseback criteria and both the asset and the related financing obligation are derecognized.  These leases are then assessed for classification at lease inception and reported in accordance with ASC 840.

If indicators of continuing involvement are present, these transactions do not qualify for sale accounting and are accounted for as a failed sale-leaseback. In accordance with ASC 840-40, Leases - Sale-Leaseback Transactions, the buildings and related assets, as well as their associated financing obligations, continue to be reflected on the Company’s consolidated balance sheet, with the assets depreciated over their remaining useful lives.  Payments required under the arrangement are recognized as reductions of the financing obligation and interest expense.  At the end of the lease term, the corresponding financing obligation and the remaining net book value of the building are derecognized.  When applicable, any associated gain is recognized within “Other operating costs” on the Company’s consolidated statements of operations and comprehensive (loss) income.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes.  Under this method, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax bases of our assets and liabilities.  The Company recognizes a valuation allowance on deferred tax assets if it is more likely than not that the assets will not be realized in future years.  Significant accounting judgment is required in determining the provision for income taxes and related consolidated balance sheet accounts.

The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities.  In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain.  In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities.  In these cases, the Company records the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.  The Company records the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  If not paid, the liability for uncertain tax positions is generally recorded as a reduction of income tax expense at the earlier of the period when the position is effectively settled or when the statute of limitations has expired.  Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.  Interest and penalties, when applicable, are recorded within the income tax provision.

Stock-Based Compensation

The Company primarily issues restricted common stock units under one active stock-based compensation plan. Shares of common stock issued under the stock-based compensation plan are issued from the Company’s authorized and unissued shares.

The Company applies the fair value recognition provisions of the authoritative guidance for stock compensation, which require companies to measure and recognize compensation expense, net of estimated forfeiture, for all stock-based payments at fair value.  The Company’s outstanding awards are primarily comprised of restricted stock units and performance-based restricted stock units.  All employee stock options are fully vested as of December 31, 2014 and 2013, and all associated compensation expense has been recognized in prior years.  The restricted stock units are subject to a service condition or vesting period ranging from one to four years.  The performance based restricted stock units include both performance and service conditions.  The performance conditions are based on annual earnings per share targets.

Compensation expense associated with restricted stock units is recognized on a straight-line basis over the requisite service period.  Compensation expense associated with performance-based restricted stock units is recognized on a graded vesting or accelerated basis over the requisite service period when the performance condition is probable of being achieved.

Segment Information

The Company has two segments, Patient Care and Products & Services, and descriptions of their respective businesses are provided in Note A - “The Company.”  Except for the policies identified above, the two segments follow the same accounting policies as followed in the consolidated financial statements.  The Company applies the “management approach” to disclosure of segment information.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments.  The description of the Company’s reportable segments and the disclosure of segment information are presented in Note S - “Segment and Related Information” in this Annual Report on Form 10-K.

Discontinued Operations

We reported our Dosteon product group as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, ASC 360-10 Property, Plant and Equipment-Overall, and ASC 350-20, Intangibles -Goodwill and Other - Goodwill as of December 31, 2014.  The operating results and cash flows of Dosteon have been presented separately as discontinued operations on the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of cash flows, respectively, for the year ended December 31, 2014 and all comparable periods.  Proceeds from the sale of Dosteon businesses are recorded in the consolidated statement of cash flows within the “Net cash used in investing activities - discontinued operations” caption.  Also included within this caption are any impairments and losses on disposal.  As discussed in further detail below, assets of these businesses that were expected to be disposed of by sale are reported as “Assets held for sale” on the Company’s consolidated balance sheet as of December 31, 2014.

See Note T - “Discontinued Operations” to our consolidated financial statements in this Annual Report on Form 10-K for the details of our discontinued operations in 2014.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-7, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, which include interest cost and prior service cost or credit, among others, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  This ASU is effective for the Company’s fiscal year 2018, including interim periods.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test.  Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds it fair value.  The amendments in this ASU are effective for us in fiscal year 2020 with early adoption permitted beginning in 2017.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-3, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 232): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  This ASU expands disclosures regarding potential material effects to the Company’s consolidated financial statements that may occur when adopting ASU’s in the future.  When a company cannot reasonably estimate the impact of adopting an ASU, disclosures are to be expanded to include qualitative disclosures including a description to the effect to the company’s accounting policies, a comparison the existing policies, the status of its process to implement the new standard and any significant implementation matters yet to be addressed.  This standard will generally require more disclosure in the Company’s consolidated financial statements when adopted.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU is effective for the Company’s fiscal year 2018, including interim periods.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements.  This ASU clarifies and improves ease of understanding for existing guidance under the Accounting Standards Codification by making the text more uniform and streamlined.  This ASU was effective when issued.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This ASU provides guidance on presenting restricted cash in the statement of cash flows.  Restricted cash and cash equivalents are to be included in cash and cash equivalents when reconciling the changes during the period, while separately identifying the changes in restricted cash and cash equivalents.  This ASU is effective for the Company’s fiscal year 2018, including interim periods and will require a retrospective transition.  Early adoption is permitted.  The adoption of this standard will add restricted cash into the cash and cash equivalent totals on the Company’s consolidated statements of cash flows and change the presentation of restricted cash on the Company’s consolidated statements of cash flows.  See Note J - “Other Current Assets and Other Assets” for further information regarding the Company’s restricted cash balances.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This ASU is effective for the Company’s fiscal year 2018, with early adoption permitted.  The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The purpose of this ASU is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This ASU is effective for the Company’s fiscal year 2018.  Early adoption is permitted.  A retrospective transition method is to be used in the application of this amendments.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for the Company’s fiscal year 2017.  We anticipate the primary impact of adopting ASU 2016-9 will be the recognition of excess tax benefits and tax deficiencies resulting from our stock awards to be included in our provision for income taxes, whereas previously these amounts were taken directly to additional paid-in capital.  Additionally, these amounts are required to appear in the statement of cash flow under operating activities, whereas previously these amounts were reported as financing activities.  We do not anticipate any impact to our classification of awards as either equity or liabilities.  Upon adoption, we will need to elect to either estimate the number of awards that we expect to vest, or recognize future forfeitures as they occur.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842).  The amendments in this ASU revise the accounting for leases.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond 12 months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for the Company’s fiscal year 2019 and will be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  Early adoption is permitted.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.  Nonetheless, it is anticipated that there will be a material increase to assets and lease liabilities for existing property leases representing our nationwide retail locations that are not already included on our consolidated balance sheet through failed sale-leaseback accounting treatment.

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU revise the accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value.  The amendments in this ASU are effective for us beginning on January 1, 2018 and should be applied through a cumulative-effect adjustment to the Company’s consolidated balance sheet.  Early adoption is permitted under certain circumstances.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred income tax assets and liabilities be presented as noncurrent in the Company’s consolidated balance sheet.  The pronouncement is effective for our fiscal 2017 consolidated financial statements, with early application permitted.  The adoption of this guidance will result in the reclassification of deferred income taxes currently reported as a current asset to be reported as a non-current asset.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU allow an acquirer to recognize applicable adjustments during the measurement period in the reporting period in which the adjustment amounts are determined.  This will be inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this ASU are effective for the Company beginning on January 1, 2016, to be applied prospectively.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient.  This ASU

simplifies the measurement of fully benefit-responsive investment contracts to be reported at contract value.  The amendments in this ASU are effective for the Company beginning January 1, 2016 and should be applied retrospectively.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU simplifies the measurement of inventory.  Under this new standard, inventory should be measured using the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation.  The amendments in this ASU are effective for the Company beginning January 1, 2017 and should be applied prospectively.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-7, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This ASU removes certain requirements related to valuing assets where fair value is measured using the net asset value per share practical expedient.  This ASU is effective on January 1, 2016 for the Company.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-5, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If an arrangement includes a software license, the accounting for the license will be consistent with other software licenses.  If the arrangement does not include a license, the arrangement will be accounted for as a service contract.  This ASU is effective on January 1, 2016 for the Company, with early adoption permitted.  The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.  The Company has not yet concluded how the new standard will impact the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-4, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  This ASU provides guidance for entities whose fiscal year-end does not coincide with a month-end.  In these instances the closest month-end date may be used for valuation purposes.  This ASU is effective on January 1, 2017 for the Company.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires debt issuance costs to be presented in the balance sheet as a reduction to the debt liability.  This standard was subsequently modified in August 2015 with the issuance of ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the treatment of debt issuance costs related to a line-of-credit may continue to be deferred in an asset position and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Both of these ASUs are effective on January 1, 2016 for the Company.  The adoption of these standards will result in certain debt issuance costs to be moved from a non-current asset to a reduction of the associated “Long-term debt” on the Company’s consolidated balance sheet.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern.  This ASU is effective on December 31, 2016 for the Company.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services.   Additional disclosures are required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The FASB issued additional related ASU’s providing guidance on principal versus agent considerations, identification of performance obligations and the implementation guidance for licensing.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial adoption.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date until the Company’s fiscal year 2018.  The Company is currently evaluating the effects that the adoption of these ASUs will have on its consolidated financial statements.  The Company has not yet concluded how the new standards will impact the consolidated financial statements.  Depending on the results of our evaluation, there could be changes to the timing of recognition of revenues and related costs.  The Company is also evaluating which transition method to select.

In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU changes the requirements for reporting discontinued operations to include a strategic shift that has a major effect on an entity’s operations and financial results.  Entities are required to provide additional disclosures about individually significant components that are disposed of or held for sale but do not meet the discontinued operations criteria.  The ASU is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning January 1, 2015, with early adoption permitted.  The Company will adopt this guidance beginning on January 1, 2015.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial statements.

NOTE D - EARNINGS PER SHARE

Basic per common share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares.  Dilutive potential common shares consist of stock options, restricted stock units and performance-based units calculated using the treasury stock method.

Our credit agreement restricts the payment of dividends or other distributions to the shareholders of the Company with respect to the parent company or any of its subsidiaries.  See Note O - “Long-Term Debt” for additional information.

As of December 31, 2014, 2013 and 2012, total anti-dilutive shares amounted to 8,088, 1,939 and 37, respectively.

The reconciliation of the numerators and denominators used to calculate basic and diluted net (loss) income per share are as follows:

	Year Ended December 31,
		(As Restated)
(in thousands, except share and per share data)	2014	2013	2012

Net (loss) income from continuing operations applicable to common shareholders	$(3,020)	$45,879	$48,259
Loss from discontinued operations, net of income taxes	(15,946)	(5,368)	(235)
Net (loss) income applicable to common shareholders	$(18,966)	$40,511	$48,024

Shares of common stock outstanding used to compute basic per common share amounts	35,309,478	34,825,867	34,273,621
Effect of dilutive restricted stock units and options (1)	—	382,887	463,799
Shares used to compute diluted per common share amounts	35,309,478	35,208,754	34,737,420

Basic:
(Loss) income from continuing operations per share applicable to common shareholders	$(0.09)	$1.32	$1.41
Loss from discontinued operations per share applicable to common shareholders	(0.45)	(0.16)	(0.01)
Net (loss) income per share applicable to common shareholders	$(0.54)	$1.16	$1.40

Diluted:
(Loss) income from continuing operations per share applicable to common shareholders	$(0.09)	$1.30	$1.39
Loss from discontinued operations per share applicable to common shareholders	(0.45)	(0.15)	(0.01)
Net (loss) income per share applicable to common shareholders	$(0.54)	$1.15	$1.38

(1) For 2014, given the Company is recognizing a net loss from continuing operations, shares used to compute diluted per common share amounts excludes 256,880 potentially dilutive common shares related to unvested restricted stock units and unexercised options in accordance with ASC 260 - Earnings Per Share.

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.  The Company’s accounts receivables are recorded net of its contractual discounts and net of estimated Allowances for Disallowed Revenue and Sales Returns.  These allowances are presented as a reduction of gross accounts receivable.  The Company also records Allowance for Doubtful Accounts, which are deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of December 31, 2014, and 2013 is comprised of the following:

	As of December 31, 2014			(As Restated) As of December 31, 2013
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated

Accounts receivable, before allowance	$249,248	$22,136	$271,384	$195,107	$18,381	$213,488
Allowance for disallowed revenue	(87,192)	—	(87,192)	(52,277)	—	(52,277)
Accounts receivable, gross	162,056	22,136	184,192	142,830	18,381	161,211
Allowance for doubtful accounts	(8,285)	(1,659)	(9,944)	(5,127)	(1,345)	(6,472)
Accounts receivable, net	$153,771	$20,477	$174,248	$137,703	$17,036	$154,739

Net revenues generated directly from Medicare program represented approximately 29%, 31% and 29% of the Company’s net revenues for the years ended December 31, 2014, 2013, and 2012, respectively.  Approximately 29% and 28% of the Company’s net accounts receivable are from Medicare at December 31, 2014 and 2013, respectively.

The following tables represent the estimated net trade accounts receivable by major payor classifications and by aging categories as of December 31, 2014 and 2013, respectively:

December 31, 2014

(in thousands)	0-60 Days	61-120 Days	121-180 Days	Over 180 Days	Total
Patient Care
Commercial insurance	$45,929	$13,093	$5,666	$7,880	$72,568
Private pay	1,542	879	460	411	3,292
Medicaid	12,441	4,246	1,832	2,109	20,628
VA	4,100	1,096	504	641	6,341
Non-Medicare	64,012	19,314	8,462	11,041	102,829

Medicare	31,450	7,704	3,973	7,815	50,942

Products & Services	12,991	5,313	1,445	728	20,477
Accounts receivable, net	$108,453	$32,331	$13,880	$19,584	$174,248

December 31, 2013

	(As Restated)
(in thousands)	0-60 Days	61-120 Days	121-180 Days	Over 180 Days	Total
Patient Care
Commercial insurance	$51,315	$10,239	$3,918	$4,664	$70,136
Private pay	1,859	939	381	152	3,331
Medicaid	10,936	2,871	1,143	1,078	16,028
VA	3,928	780	306	312	5,326
Non-Medicare	68,038	14,829	5,748	6,206	94,821

Medicare	31,404	5,523	2,538	3,417	42,882

Products & Services	10,611	4,161	1,112	1,152	17,036
Accounts receivable, net	$110,053	$24,513	$9,398	$10,775	$154,739

The following table summarizes activities by year for the Allowance for Disallowed Revenue and the Allowance for Doubtful Accounts.  The information regarding the Allowance for Disallowed Revenue is provided for supplemental disclosure regarding this balance.

(in thousands)	Allowance for Disallowed Revenue	Allowance for Doubtful Accounts

Balance at January 1, 2012 (As Restated)	$31,136	$3,844
Additions (1)	73,118	4,163
Reductions	(72,807)	(3,079)
Balance at December 31, 2012 (As Restated)	31,447	4,928
Additions (1)	94,965	8,125
Reductions	(74,135)	(6,581)
Balance at December 31, 2013 (As Restated)	52,277	6,472
Additions (1)	119,323	14,241
Reductions	(84,408)	(10,769)
Balance at December 31, 2014	$87,192	$9,944

(1)The accounts receivables associated with the Dosteon businesses, which are recognized as discontinued operations as of each respective date of the consolidated financial statements, are not included in “Assets held for sale” because they were not a part of the disposal transaction.  Therefore the associated allowances, additions, and reductions are included in the above table.  Dosteon’s bad debt expense included in “Loss on discontinued operations net of income tax” in 2014, 2013, and 2012 were $2.6 million, $3.1 million, and ($0.3) million, respectively.  Dosteon’s disallowed revenue included in “Loss on discontinued operations, net of income tax” for 2014, 2013, and 2012 were $14.0 million, $8.7 million, and $5.8 million, respectively.

NOTE F - INVENTORIES

A description of the Company’s inventory valuation methodologies are presented in Note C - “Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.  The Company’s inventories are comprised of the following:

	December 31,
		(As Restated)
(in thousands)	2014	2013
Raw materials	$22,872	$34,015
Work in process	8,629	10,363
Finished goods	39,016	37,879
Total inventories	$70,517	$82,257

NOTE G - PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment, net were comprised of the following:

	December 31,
		(As Restated)
(in thousands)	2014	2013
Land	$794	$794
Buildings	25,878	28,244
Furniture and fixtures	16,855	15,637
Machinery and equipment	53,443	57,244
Equipment leased to third parties under operating leases	37,645	35,453
Leasehold improvements	86,966	77,906
Computers and software	83,067	74,323
Total property, plant, and equipment, gross	304,648	289,601
Less: Accumulated depreciation	(192,298)	(173,312)
Total property, plant, and equipment, net	$112,350	$116,289

Total depreciation expense from both continuing operations and discontinued operations was approximately $32.8 million, $29.0 million, and $28.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Included within Buildings was $21.3 million and $23.8 million recorded as an asset for certain build-to-suit leases as of December 31, 2014 and 2013, respectively.  Accumulated depreciation on these assets was $6.3 million and $8.4 million as of December 31, 2014 and 2013, respectively.

The following table summarizes the Company’s investment in equipment leased to third parties under operating leases:

	December 31,
		(As Restated)
(in thousands)	2014	2013
Program equipment	$37,645	$35,453
Less: Accumulated depreciation	(20,949)	(15,515)
Net book value	$16,696	$19,938

In connection with the Company’s strategic assessment of its CARES business during the third quarter of 2014, we performed an impairment analysis of the associated long-lived tangible assets.  The Company determined certain assets were not recoverable and recorded an impairment charge of $2.2 million, which is included in “Other operating costs” and “General and administrative expenses” within the consolidated statements of operations and comprehensive (loss) income.  In connection with a similar strategic assessment of its Dosteon businesses, the Company recorded other tangible long-lived asset impairments of $1.5 million in 2014 which are included in “Loss from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations and comprehensive (loss) income.  See Note T - “Discontinued Operations” for additional information.

NOTE H - ACQUISITIONS

During 2014, the Company acquired twelve O&P businesses consisting of 37 clinics and one distribution center for an aggregate purchase price of $52.7 million.  During 2013, the Company acquired nine O&P businesses consisting of 22 clinics for an aggregate purchase price of $13.3 million.  During 2012, the Company acquired sixteen O&P businesses consisting of fifty-nine clinics and one rehabilitation business for an aggregate purchase price of $83.8 million.  The components of the respective aggregate purchase prices are listed in the schedule below.  The acquisitions were primarily undertaken to acquire the expertise of an assembled workforce to continue to build upon the core capabilities of our strategic business platforms and brand, through the expansion of the Company’s service area or service capability to better serve our patients.  Estimated fair value amounts of contingent consideration are recorded at the respective acquisition dates.  Future changes to the estimated fair value of contingent consideration are recognized as income (loss) through the consolidated statements of operations and comprehensive (loss) income.

The assets acquired and liabilities assumed for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and the results of their operations are included in the Company’s consolidated financial statements from the effective dates of the acquisitions.  The Company’s valuations are subject to adjustments as additional information is obtained; however, these adjustments are not expected to be material.  The excess of purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill.  The value of goodwill from acquisitions can be attributed to a number of business factors including, but not limited to, synergies associated with combining the acquired businesses with the Company’s existing business.  The Company has made an election to treat the majority of these acquisitions as asset purchases for income tax purposes resulting in approximately $34.3 million, $5.0 million and $15.3 million of acquired goodwill being deductible for income tax purposes for acquisitions completed in 2014, 2013 and 2012, respectively.

The Company incurred $1.2 million, $0.9 million and $1.2 million in acquisition-related expenses for the years ended December 31, 2014, 2013 and 2012, respectively which are presented within “General and administrative expenses” on the Company’s consolidated statements of operations and comprehensive (loss) income.

The following table summarizes the components of the aggregated purchase price the assets acquired and liabilities assumed in the above transactions and recognized at their respective acquisition dates at estimated fair values:

	Year Ended December 31,
		(As Restated)
(in thousands)	2014	2013	2012

Net cash	$38,069	$9,975	$60,947
Issuance of seller notes	13,964	2,344	20,223
Contingent consideration	291	708	2,625
Other working capital adjustments	345	235	—
Aggregate purchase price	52,669	13,262	83,795

Accounts receivable	5,322	2,935	6,210
Inventories	3,183	931	2,163
Acquired customer intangibles and other intangible assets, net	12,136	1,507	10,317
Other assets	1,800	1,997	4,164
Accounts payable and other liabilities assumed	(5,504)	(882)	(4,517)
Net assets acquired	16,937	6,488	18,337

Goodwill	$35,732	$6,774	$65,458

Included within cash paid for acquisitions on the consolidated statements of cash flows are cash payment for adjustments to working capital for acquisitions which occurred in prior fiscal years.  These amounts were $0.0 million, $0.3 million, and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The majority of the intangible assets acquired relate to customer relationships.  Amortizable intangible assets acquired during 2014, 2013 and 2012 had weighted-average estimated useful lives of ten, eight, and nine years, respectively.

NOTE I - GOODWILL AND OTHER INTANGIBLE ASSETS

In the third quarter of 2014, as the result of the following indicators, the Company performed Step One of the goodwill impairment test.  These factors included, but were not limited to, reductions in same store revenue, net income and cash flow from operations compared with prior years, the reduction in forecasted revenue, net income, and cash from operations for 2014, and a sustained decrease in the Company’s share price during the quarter.  The results of this test indicated there was no impairment for any of the Company’s reporting units with goodwill.

The Company performed a qualitative goodwill impairment assessment as of October 1, 2014, the date of its annual assessment test.  The results of this test indicated there was no impairment for any of the Company’s reporting units.

The Company performed Step One of the goodwill impairment test again as of December 31, 2014 to take into consideration the impact the restatement adjustments would have on the Company’s forecasted cash flows.  The results of this test indicated there was no impairment of goodwill as of December 31, 2014.  The Company could incur a material impairment in future years if the Company does not achieve its anticipated cash flows.

In the fourth quarter of 2014, the Patient Care segment’s Dosteon businesses met the requirements to be accounted for as assets held for sale and to be classified as a discontinued operation.  Accordingly, the Company allocated $8.4 million of goodwill to the businesses to be sold based upon the relative fair value of the businesses to be sold to the estimated fair value of the reporting unit.

Goodwill allocated to the Company’s reportable segments for the years ended December 31, 2014 and 2013 is as follows:

	Patient Care		Products & Services
(In thousands)	Gross	Accumulated Impairment	Gross	Accumulated Impairment	Total
Balance as of December 31, 2012 (As Restated)	$585,100	$(45,808)	$136,176	$—	$675,468
Additions due to acquisitions	6,774	—	—	—	6,774
Adjustments	436	—	(50)	—	386
Balance as of December 31, 2013 (As Restated)	592,310	(45,808)	136,126	—	682,628
Additions due to acquisitions	32,569	—	3,163	—	35,732
Adjustments	65	—	—	—	65
Allocation to Assets held for sale	(8,372)	—	—	—	(8,372)
Balance at December 31, 2014	$616,572	$(45,808)	$139,289	$—	$710,053

The balances related to intangible assets as of December 31, 2014 and 2013 are as follows:

	December 31, 2014			(As Restated) December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Lists	$54,405	$(15,693)	$38,712	$45,811	$(11,832)	$33,979
Trade Names	1,453	(639)	814	929	(240)	689
Patents and Other Intangibles	17,672	(7,530)	10,142	18,797	(6,295)	12,502
Definite-lived intangible assets	73,530	(23,862)	49,668	65,537	(18,367)	47,170
Indefinite life - Trade Name	8,847	—	8,847	9,070	—	9,070
Total	$82,377	$(23,862)	$58,515	$74,607	$(18,367)	$56,240

In connection with the Company’s strategic assessment of its Dosteon businesses, we performed an impairment analysis of the associated long-lived intangible assets, in the third quarter of 2014.  The Company determined certain assets were not recoverable and recorded an impairment charge of $2.4 million.  This impairment charge is recognized within “Loss from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations and comprehensive (loss) income.  See Note T - “Discontinued Operations” for additional information.

The weighted average life of the additions to customer lists, patents and other intangibles is ten years as of December 31, 2014.

Total intangible amortization expense from both continuing operations and discontinued operations was approximately $7.4 million, $6.6 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the five years ending December 31 and thereafter is as follows:

(in thousands)
2015	$7,121
2016	6,387
2017	6,007
2018	5,689
2019	4,841
Thereafter	19,623
Total	$49,668

NOTE J - OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consists of the following:

	As of December 31,
(in thousands)	2014	(As Restated) 2013
Non-trade receivables	$7,551	$7,694
Prepaid rent	4,375	5,369
Restricted cash	3,815	3,657
Prepaid maintenance	2,258	1,465
Other miscellaneous	3,357	3,421
Total	$21,356	$21,606

Prepaid expenses primarily relate to prepaid rent, prepaid software and hardware maintenance and license fees, prepaid expenses related to the Company’s annual Education Fair event occurring in the first quarter of each fiscal year and other miscellaneous prepaid expenses.  Non-trade receivables primarily relate to vendor rebate receivables, tenant improvement allowance receivables, and other non-trade receivables.  Restricted cash relates to funds held by the Company’s captive insurance subsidiary and whose use for general purposes is restricted by Nevada state insurance regulations.

Other assets consists of the following:

	As of December 31,
(in thousands)	2014	(As Restated) 2013
Cash surrender value of COLI	$11,851	$9,116
Non-trade receivables	5,251	4,128
Deposits	2,339	2,001
Other miscellaneous	11	259
Total	$19,452	$15,504

Company owned life insurance (“COLI”) policies represents the combined cash surrender values of both the policies associated with the Company’s Defined Benefit Senior Executive Retirement Plan ( “SERP”) and its Defined Contribution Senior Executive Retirement Plan (“DC SERP”).  See Note L - “Employee Benefits” for additional information.  Non-trade receivables primarily relate to estimated receivables due from the Company’s various business insurance policies.  Deposits primarily relate to security deposits made in connection with the Company’s property leases.

NOTE K—INCOME TAXES

Components of income tax expense are as follows:

	Year Ended December 31,
		(As Restated)
(In thousands)	2014	2013	2012
Current:
Federal	$36,147	$38,431	$32,181
State	5,479	6,107	6,271
Total current	41,626	44,538	38,452

Deferred:
Federal	(39,712)	(12,596)	(10,362)
State	109	(1,487)	(1,884)
Total deferred	(39,603)	(14,083)	(12,246)
Provision for income taxes from continuing operations	$2,023	$30,455	$26,206

Income tax benefit attributable to discontinued operations	$(8,914)	$(3,357)	$(80)

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows for the Company’s continuing operations:

	Year Ended December 31,
			(As Restated)
	2014		2013		2012
Federal statutory tax rate - (benefit) / provision	(35	.0)%	35.0%		35.0%
State and local income taxes	(53	.2)%	4.0%		3.4%
Change in valuation allowance	455.6%		(0	.2)%	(0	.5)%
Domestic manufacturing deduction	(206	.9)%	(2	.8)%	(3	.2)%
Research and development credit	(14	.3)%	(0	.2)%	(0	.7)%
Change in uncertain tax positions	54.6%		3.6%		0.8%
Other	2.1%		0.4%		0.4%
Tax provision	202.9%		39.8%		35.2%

The significant components of the net deferred income tax asset and liability are as follows:

	As of December 31,
(In thousands)	2014	(As Restated) 2013
Deferred tax liabilities:
Goodwill amortization	$71,911	$69,014
Acquired intangibles	15,147	16,494
Software development costs	—	3,257
Prepaid expenses	1,887	1,674
Sec. 481(a) adjustments	786	—
Other	117	6
	89,848	90,445
Deferred tax assets:
Property, plant and equipment	2,304	133
Net operating loss carryforwards	5,108	6,039
Accrued expenses	41,431	25,883
Deferred benefit plan compensation	9,119	8,351
Provision for doubtful accounts	40,403	25,507
Inventory	36,347	28,039
Restricted stock	3,672	3,608
Capital leases	641	318
Deferred rent	2,060	1,660
Refund liabilities	1,143	935
Interest on Seller Notes	906	578
Other	1,734	940
	144,868	101,991
Valuation allowance	(5,692)	(1,259)
	139,176	100,732
Net deferred tax asset	$49,328	$10,287

The significant components of the net deferred income tax asset/(liability) are classified as follows on the accompanying consolidated balance sheet:

	As of December 31,
(In thousands)	2014	(As Restated) 2013
Current:
Deferred tax assets	$114,560	$76,242
Deferred tax liabilities	(926)	(6)
Valuation allowance	(4,382)	(620)
Net current deferred income tax asset	109,252	75,616
Non-current:
Deferred tax assets	30,308	25,749
Deferred tax liabilities	(88,922)	(90,439)
Valuation allowance	(1,310)	(639)
Net non-current deferred income tax liability	(59,924)	(65,329)
Net deferred income tax asset	$49,328	$10,287

The Company has $8.9 million and $10.4 million of U.S. federal and $43.3 million and $49.3 million of state net operating loss carryforwards available at December 31, 2014 and 2013, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts between 2015 and 2034.

The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  We record a valuation allowance to reduce our deferred tax assets to the amount that is estimated to be realized under the more-likely-than-not recognition criteria.  As of December 31, 2014 and 2013, the Company had a valuation allowance of approximately $5.7 million and $1.3 million, respectively, related primarily to certain state loss carryforwards, which are expected to expire before utilization. The Company will continue to monitor the realization of its deferred tax assets, and accordingly, the Company may record additional valuation allowances in future periods. An increase to the valuation allowance would result in additional income tax expense in the period recorded, whereas future releases of the valuation allowance, if any, would result in a reduction of income tax expense.

The following schedule presents the activity in the valuation allowance over the previous three fiscal years:

	Balance at				Balance at
(In thousands)	Beginning				End
Year	of Year	Acquisitions	Generated	Released	of Year
2014	$1,259	$—	$5,365	$932	$5,692

2013 (As Restated)	$1,000	$—	$665	$406	$1,259

2012 (As Restated)	$1,374	$—	$26	$400	$1,000

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended December 31,
		(As Restated)
(in thousands)	2014	2013	2012
Unrecognized tax benefits, at beginning of the year	$7,475	$4,434	$2,105
Additions for tax positions related to the current year	623	3,701	3,001
Additions for tax positions of prior years	—	207	79
Decrease related to prior year positions	(476)	(753)	(679)
Decrease for lapse of applicable statute of limitations	(17)	(114)	(72)
Unrecognized tax benefits, at end of the year	$7,605	$7,475	$4,434

As of December 31, 2014, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is approximately $0.5 million.  The Company expects the amount of unrecognized tax benefits will change by approximately $0.7 million within the next twelve months due primarily to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 31, 2014, 2013 and 2012, the amount of accrued interest and penalties was approximately $0.5 million, $0.4 million and $0.3 million, respectively.

The Company is subject to income tax in the U.S. federal, state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years prior to 2013, as the statute of limitations has lapsed for 2012 and all preceding years.  Tax years 2014 and 2013 remain open.  However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years.  We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations.  We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, statements of operations, or liquidity. The Company has been recently notified that it will be audited by the IRS for the 2013 and 2015 tax years.

NOTE L - EMPLOYEE BENEFITS

Savings Plan

The Company maintains a 401(k) Savings and Retirement plan that covers all of its employees. Under the plan, employees may defer a portion of their compensation up to the levels permitted by the Internal Revenue Service.  The Company recorded matching contributions of approximately $6.2 million, $6.0 million and $4.2 million under this plan during 2014, 2013 and 2012, respectively, which were included within “Personnel costs” and “General and administrative expenses” on the Company’s consolidated statements of operations and comprehensive (loss) income.

Supplemental Executive Retirement Plan (“SERP”)

Effective January 2004, the Company implemented an unfunded noncontributory defined benefit plan (the “Plan”) for certain senior executives.  The Plan, which is administered by the Company, calls for fifteen annual payments upon retirement with the payment amount based on years of service and final average salary.  Benefit costs and liabilities balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors.  The Company engaged an independent actuary to calculate the related benefit obligation at December 31, 2014 and 2013 as well as net periodic benefit plan expense for the years ended December 31, 2014, 2013, and 2012.  As of December 31, 2014, the average remaining service period of plan participants is 10.7 years.  The Company believes the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

The Plan’s net benefit cost is as follows:

Change in Benefit Obligation

(in thousands)
Benefit obligation at December 31, 2011 (As Restated)	$20,830
Service cost	894
Interest cost	782
Amortization of loss	40
Payments	(706)
Actuarial loss	1,174
Benefit obligation at December 31, 2012 (As Restated)	23,014
Service cost	556
Interest cost	713
Amortization of loss	121
Payments	(1,247)
Actuarial gain	(1,551)
Benefit obligation at December 31, 2013 (As Restated)	21,606
Service cost	518
Interest cost	807
Amortization of loss	—
Payments	(1,271)
Actuarial loss	1,394
Benefit obligation at December 31, 2014	$23,054

Unfunded status	$23,054
Unamortized net (gain) loss	—
Net amount recognized	$23,054

Amounts Recognized in the Consolidated Balance Sheet at December 31, 2014
Current: Accrued compensation related costs	$1,799
Long-Term Liabilities: Other liabilities	21,255
Total accrued benefit obligation	$23,054

The Company recorded actuarial (losses) gains under the Plan of ($1.4 million), $1.6 million, and ($1.2 million) in 2014, 2013, and 2012, respectively, in other comprehensive (loss) income.  Immaterial amounts were recognized within the consolidated statement of operations from accumulated other comprehensive income during 2014, 2013, and 2012.  As of December 31, 2014, the Company does not expect to recognize amounts from accumulated other comprehensive income as a component of net periodic benefit cost in fiscal years 2015.  There were no other components such as prior service costs or transition obligations relating to the Plan costs recorded within accumulated other comprehensive (loss) income during 2014, 2013 or 2012.

The following weighted average assumptions were used to determine the benefit obligation as of December 31 of each year and net benefit cost for each year ended December 31.  The Company used a third party actuarial specialist to assist in determining, among other things, the discount rate for all three years presented.

	2014	2013	2012
Discount rate	3.34%	4.03%	3.25%
Average rate of increase in compensation	3.00%	3.00%	3.00%

At December 31, 2014, the estimated accumulated benefit obligation is $23.1 million. Future payments under the Plan are as follows:

(in thousands)
2015	$1,847
2016	1,847
2017	1,847
2018	1,920
2019	1,920
Thereafter	13,673
Total	$23,054

In connection with the SERP obligation, the Company maintains a COLI policy.  The carrying value of the COLI is measured at its cash surrender value and is presented within “Other assets” on the Company’s consolidated balance sheets.  See Note J - “Other Current Assets and Other Assets” for additional information.

Defined Contribution Supplemental Executive Retirement Plan

On May 1, 2013, the Company established a Defined Contribution Supplemental Executive Retirement Plan.  The Company has a corresponding investment in a company owned life insurance policy.  The Company has not made any explicit or implicit commitments to maintain life insurance on any specific executive that would benefit the executive or his or her beneficiaries.  Each participant is given a notional account to manage his or her annual distributions and allocate the funds among various investment options (e.g. mutual funds).  These accounts are tracking accounts only for the purpose of calculating the participant’s benefit.  The participant does not have ownership of the underling mutual funds.  When a participant initiates or changes the allocation of his or her notional account, the Company will generally make an allocation of its investments in its insurance policy, to match those chosen by the participant.  While the allocation of the Company’s sub accounts is generally intended to mirror the participant’s account records (i.e. the distributions and gains or losses on those funds), the employee does not have legal ownership of any funds until payout from the Company upon retirement.  The underlying investments are owned by the insurance company (and the Company in turn owns an insurance policy).  To date, the Company’s contributions to this plan have not been material.

NOTE M - STOCK-BASED COMPENSATION

On May 13, 2010, the shareholders of the Company approved the 2010 Omnibus Incentive Plan (the “2010 Plan”) and prohibited future awards under the Amended and Restated 2002 Stock Incentive and Bonus Plan (the “2002 Plan”) and 2003 Non-Employee Directors’ Stock Incentive Plan (the “2003 Plan”).  In conjunction with this approval, it was determined that no new awards will be granted under the 2002 Plan or the 2003 Plan; however, awards granted under either the 2002 Plan or the 2003 Plan that were outstanding will remain outstanding and continue to be subject to all of the terms and conditions of the 2002 Plan or the 2003 Plan, as applicable.

The 2010 Plan provides that 2.5 million shares of common stock are reserved for issuance, subject to adjustment as set forth in the 2010 Plan, provided, however, that only 1.5 million shares may be issued pursuant to the exercise of incentive stock options. Of the 2.5 million shares, approximately 2.0 million are shares that were newly authorized for issuance under the 2010 Plan and approximately 500,000 are unissued shares not subject to awards that had been carried over from the shares previously authorized for issuance under the terms of the 2002 Plan and the 2003 Plan.  Unless earlier terminated by the Board of Directors, the 2010 Plan remains in effect until the earlier of (i) the date that is ten years from the date the plan is approved by the Company’s shareholders, namely May 13, 2020, or (ii) the date all shares reserved for issuance have been issued.

As of December 31, 2014, of the 2.5 million shares of common stock authorized for issuance under the Company’s 2010 Plan, awards relating to approximately 1.9 million shares have been issued of which awards relating to approximately 0.3 million shares have been subsequently forfeited and added back to the pool, leaving approximately 0.9 million shares available for future issuance.  In 2014, shares issued under equity plans are issued from authorized and unissued shares.  Total unrecognized stock-based compensation cost related to unvested restricted stock unit awards is approximately $14.8 million as of December 31, 2014, and is expected to be recognized as compensation expense over approximately four years.

See Note V - “Subsequent Events” to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the 2016 Omnibus Incentive Plan.

Restricted Stock Units

For the years ended December 31, 2014, 2013 and 2012, the Company recognized a total of approximately $9.8 million, $9.4 million and $8.3 million, respectively, of stock-based compensation expense for the 2002, 2003 and 2010 plans.  Of these amounts, approximately $0.2 million, $0.1 million, and $0.1 million, for the years ended December 31, 2014, 2013, and 2012, respectively, are associated with the Dosteon business and are included within “Loss from discontinued operations, net of income taxes.” Stock compensation expense, net of estimate forfeiture rate, relates to restricted stock units and performance-based restricted stock units.

The summary of restricted stock units, performance-based stock units, and weighted average grant date fair values are as follows:

	Employee Service-Based Awards		Employee Performance-Based Awards		Director Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2011(As Restated)	650,655	$21.99	226,701	$21.00	112,331	$21.33

Granted	335,750	20.26	147,300	21.09	63,497	22.35
Vested	(232,787)	20.35	(89,622)	19.49	(54,472)	19.65
Forfeited	(95,051)	21.80	(143,077)	21.21	—	—

Nonvested at December 31, 2012(As Restated)	658,567	$21.71	141,302	$21.84	121,356	$22.62

Granted	302,261	29.66	54,300	29.66	49,751	32.50
Vested	(218,160)	21.60	(44,700)	21.49	(85,246)	23.08
Forfeited	(32,624)	23.36	(22,625)	29.66	(997)	25.72

Nonvested at December 31, 2013(As Restated)	710,044	$25.05	128,277	$23.89	84,864	$27.91

Granted	285,332	33.65	41,713	36.19	36,794	30.08
Vested	(280,933)	23.66	(52,616)	22.72	(43,512)	27.82
Forfeited	(43,708)	29.66	(41,713)	36.19	(5,314)	22.43

Nonvested at December 31, 2014	670,735	$28.99	75,661	$24.70	72,832	$29.46

During the years ended December 31, 2014, 2013 and 2012, approximately 377,000, 348,000, and 377,000 restricted stock units of common stock with an intrinsic value of $12.8 million, $11.0 million and $8.4 million, respectively, became fully vested.  As of December 31, 2014, total unrecognized compensation expense related to unvested restricted stock units and unvested performance based restricted stock units for which the Company has concluded the performance condition was probable of achievement was approximately $15.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.  The aggregate granted units have vesting dates through March 2017.  The 2014, 2013 and 2012 aggregate grants had total estimated grant date fair values of $12.2 million, $12.2 million and $11.3 million, respectively.

Options

The summary of option activity and weighted average exercise prices are as follows:

	Employee Awards		Director Awards
		Weighted Average		Weighted Average
Weighted Average Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at December 31, 2011	434,500	$13.45	28,259	$11.99
Granted	—	—	—	—
Terminated	(1,500)	15.60	—	—
Exercised	(230,000)	14.82	(9,404)	16.04
Outstanding at December 31, 2012	203,000	$11.88	18,855	$10.02
Granted	—	—	—	—
Terminated	(3,000)	12.10	—	—
Exercised	(200,000)	11.88	(5,535)	11.21
Outstanding at December 31, 2013	—	$—	13,320	$9.53
Granted	—	—	—	—
Terminated	—	—	—	—
Exercised	—	—	(5,373)	16.10
Outstanding at December 31, 2014	—	$—	7,947	$5.09

Aggregate intrinsic value at December 31, 2014	$—		$40,450
Weighted average remaining contractual term (years)	—		0.4

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $0.1 million, $2.4 million and $3.6 million, respectively. Options exercisable under the Company’s stock-based compensation plans at December 31, 2014, 2013 and 2012 were 7,947 shares, 13,320 shares and 221,855 shares, respectively, with a weighted average exercise price of $5.09, $9.53 and $11.72, respectively, average remaining contractual terms of 0.4, 1.0 and 1.0, respectively, and aggregate intrinsic values of approximately $0.1 million, $0.1 million and $2.6 million, respectively. Cash received by the Company related to the exercise of options during the years ended December 31, 2014, 2013 and 2012 amounted to $0.1 million, $2.4 million and $3.6 million, respectively.  As of December 31, 2014, 2013 and 2012, there is no unrecognized compensation cost related to stock option awards.

Information concerning outstanding and exercisable options as of December 31, 2014 is as follows:

Options Outstanding and Exercisable
	Number of	Weighted Average
Range of	Options	Remaining	Exercise
Exercise Prices	or Awards	Life (Years)	Price
$5.09 to $5.09	7,947	0.4	$5.09

NOTE N - LEASES

Rent expense under operating leases was approximately $50.1 million, $45.8 million, and $40.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively, which was included within “Other operating costs” and “General and administrative expenses” on the Company’s consolidated statements of operations and comprehensive (loss) income.  Sublease rental income is not material.  The net book value of office equipment under capital leases was approximately $1.1 million and $0.6 million at December 31, 2014 and 2013, respectively.  Equipment capital lease obligations are included in long-term debt as a part of “Financing Leases and Other” in Note O - “Long-Term Debt.”

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at December 31, 2014 are as follows:

(in thousands)	Operating Leases	Capital Leases
2015	$38,592	$436
2016	31,187	404
2017	24,726	299
2018	18,879	73
2019	13,209	—
Thereafter	25,253	—
Total	$151,846	$1,212

NOTE O - LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

(in thousands)	2014	(As Restated) 2013
Revolving credit facility	$70,000	$25,000
Term loan	213,750	222,188
7 1/8 % senior notes due 2018	200,000	200,000
Seller notes	26,624	21,072
Financing obligations and other	19,918	20,225
Total debt before unamortized discount	530,292	488,485
Unamortized discount	(1,308)	(939)
Total debt	$528,984	$487,546
Reported as:
Current portion of long-term debt	$26,852	$17,728
Long-term debt, less current portion	502,132	469,818
Total debt	$528,984	$487,546

Refinancing and Amendments

Refer to the Debt Related Subsequent Events section below for disclosure of covenant violations, amendments and waivers related thereto and refinancing of the senior notes occurring subsequent to December 31, 2014.

Credit Agreement - Revolving Credit Facility and Term Loan

During the second quarter of 2013, the Company refinanced its bank credit facilities through a five year credit agreement dated as of June 17, 2013 (as amended from time to time, the “Credit Agreement”) that increased its senior secured facilities to an aggregate principal amount of up to $425.0 million from $400.0 million previously.  The Credit Agreement includes a $200.0 million revolving credit facility and a $225.0 million term loan facility both of which mature on June 17, 2018 and are subject to a leveraged-based pricing grid in which the applicable interest rate is dependent on the Company’s leverage ratio.  As of December 31, 2014, the interest rate on the revolving and term loan facilities was 2.17% based on a LIBOR rate of 0.17% and the applicable margin of 2.00%.  Subject to certain exceptions, the facilities under the Credit Agreement are senior obligations and are secured by first priority perfected liens and security interests in substantially all of the Company’s personal property and each subsidiary guarantor.

In conjunction with the 2013 refinancing, the Company incurred a pre-tax non-cash charge of approximately $6.6 million during the second quarter of 2013 related to the write-off of existing debt issuance costs associated with its previous credit agreement.  No prepayment penalties were incurred.

The Company had approximately $126.4 million and $171.4 million available under the revolving credit facility as of December 31, 2014 and 2013, respectively.  The amounts outstanding under the revolving credit facility were $70.0 million and $25.0 million of borrowings as of December 31, 2014 and 2013, respectively, and outstanding standby letters of credit of approximately $3.6 million as of both dates.

The amount outstanding under the term loan facility was approximately $213.8 million as of December 31, 2014.  Commencing September 30, 2013 throughout the life of the term loan facility, quarterly principal payments are required.  The amount of the required quarterly principal payments begins at of 0.625% of the initial $225 million borrowed and then escalates to 1.25% on September 30, 2014, to 1.875% on September 30, 2015, to 2.5% on September 30, 2016, and 3.75% on September 30, 2017.  A final principal installment of approximately $143.4 million is due at maturity in June 2018.  From time to time, mandatory prepayments may be required as a result of the incurrence of certain types of debt, certain asset sales, or other events as defined in the Credit Agreement.  No such mandatory prepayments were required during 2014 and 2013.

The Company incurs an unused commitment fee on the amount of unused commitments under the Credit Agreement in the amount of 0.375% based on average quarterly utilization.

The unamortized loan discount is being recorded as additional interest expense on a quarterly basis over the term of the credit agreement.

7 1/8% Senior Notes due 2018

The 7 1/8 % Senior Notes (the “Senior Notes”) are scheduled to mature on November 15, 2018. The Senior Notes are senior unsecured indebtedness.  Interest is payable on the Senior Notes semi-annually on May 15 and November 15 of each year.

Subsequent to November 15, 2014, the Company may redeem all or a part of the Senior Notes at the redemption price of 103.6% of the outstanding principal.  On or after November 15, 2015, the redemption price is reduced to 101.8% of outstanding principal and after November 15, 2016, the Senior Notes are callable at par.  See the “Debt Related Subsequent Event” section below for information on the Company’s refinance of this indebtedness subsequent to December 31, 2014.

Subsidiary Guarantees

The obligations under the Credit Agreement and the Senior Notes are guaranteed by the Company’s material domestic subsidiaries, which incorporates subsidiaries that both make up no less than 90% of the Company’s total net revenues and make up no less than 90% of the total assets of the Company.  Separate condensed consolidating information is not included as the parent company does not have independent assets or operations, and the guarantees are full and unconditional and joint and several.

Seller Notes

The Company typically issues subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions.  The Seller Notes are non-collateralized and net of unamortized discount of $1.3 million and $0.9 million as of December 31, 2014 and 2013, respectively.  In accordance with ASC 805, Accounting for Business Combinations, the Company has measured these instruments at estimated fair value as of their respective acquisition dates.  The stated interest rates on these instruments range from 2.00% to 4.00% while the effective interest rate is 6.50%.  Principal and interest are payable in either monthly, quarterly or annual installments and mature through November 2018.

The Company estimates fair value of the Seller Notes with a discounted cash flow model using unobservable rates and has determined these represent Level 3 measurements.

Financing Obligations and Other

Financing obligations relate to agreements when the Company is deemed the owner of the leased building, typically due to significant involvement during the construction period, and which do not qualify for de-recognition under the sale-leaseback accounting guidance due to one or more prohibited forms of continuing involvement in the property.  Such forms of continuing involvement include the Company paying for a more than insignificant portion of project construction costs, the Company providing a security interest in the tenant’s personal property located at the premises, and/or the Company having renewal options for a term that comprises 90% or more of the remaining economic life of the property at a price other than estimated fair value.  These liabilities have remaining terms ranging from 1 to 20 years with an average inherent interest rate of approximately 13%.  Other obligations include equipment under capital leases.  See “Note N - Leases” for certain additional information.

Following are the aggregate contractual payments associated with the financing obligations over the next 5 years and thereafter, which include principal and interest.  Included in these amounts are optional renewal periods for which management believes it will exercise its rights to renew, as well as the final non-monetary payment made with the return of the property at the end of the financing term:

(in thousands)	December 31,
2015	$3,059
2016	3,041
2017	4,290
2018	3,281
2019	4,891
Thereafter	21,107
Total	$39,669

Interest Expense, Net

Interest expense for all instruments is recognized within “Interest expense, net” on the Company’s consolidated statements of operations and comprehensive (loss) income.  Immaterial amounts of interest income are also recognized within this caption.

Debt Covenants as of December 31, 2014

As of December 31, 2014, the terms of the Credit Agreement and the Indenture associated with the Senior Notes dated as of November 2, 2010 (as amended and supplemented from time to time, the “Indenture”) governing the Senior Notes limited the Company’s ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets.  The Credit Agreement required compliance with various covenants, including but not limited to (i) quarterly and annual financial reporting requirements, (ii) minimum consolidated interest coverage ratio of 3.50:1.00 and (iii) maximum net leverage ratio of 4.00:1.00.  As discussed below, effective August 1, 2016, the leverage ratio covenant and the interest coverage ratio covenant were eliminated for fiscal periods ended prior to June 30, 2016.  Accordingly, these two covenants were not evaluated as of December 31, 2014.  The Senior Notes required compliance with various covenants, including but not limited to quarterly and annual financial reporting requirements.  The Senior Notes also included certain cross default provisions.

In December 2014, the Company was not in compliance with certain financial reporting requirements under these debt agreements. On December 12, 2014, the Company entered into an agreement relating to its Credit Agreement to, among other things, waive any default or event of default under the Credit Agreement arising from the Company’s failure to deliver certain financial information and other materials for the period ended September 30, 2014.  This waiver was in effect until the close of business on January 15, 2015.  The Company has since concluded that it was not in compliance with certain representations and warranties in the Credit Agreement at December 31, 2014 due to the materiality of the restatement impacts on certain prior annual periods.  See the Debt Related Subsequent Events section below for information regarding subsequent amendments and waivers.

Maturities of long-term debt at December 31, 2014 and the years thereafter are as follows:

(in thousands)	December 31,
2015	$26,886
2016	31,044
2017	34,439
2018	424,574
2019	4,341
Thereafter	9,008
Total debt before unamortized discount	530,292
Unamortized discount	(1,308)
Total long-term debt	$528,984

Debt Related Subsequent Events

Subsequent covenant violations and amendments and waivers related thereto to Credit Agreement and Indenture

Subsequent to December 31, 2014, the Company entered into seven agreements relating to its Credit Agreement that waived certain actual and potential defaults and events of default and amended various covenants and other provisions.  Among other things, these waivers and amendments:

•                  waived the failure to timely deliver financial statements and certain related materials, including certificates demonstrating compliance by the Company with the financial covenants under the Credit Agreement (as modified and waived from time to time), for the following fiscal periods:

•                  Waiver No. 2 dated January 14, 2015 - fiscal period ended September 30, 2014;

•                  Waiver No. 3 dated March 17, 2015 - fiscal periods ended September 30, 2014, December 31, 2014, and March 31, 2015;

•                  First Amendment and Waiver dated June 19, 2015 - fiscal periods ended September 30, 2014, December 31, 2014, March 31, 2015, and June 30, 2015;

•                  Second Amendment and Waiver dated September 11, 2015 - fiscal periods ended September 30, 2014, December 31, 2014,  March 31, 2015, and June 30, 2015;

•                  Third Amendment and Waiver dated November 13, 2015 (the “Third Amendment”) - fiscal periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015;

•                  Fourth Amendment and Waiver dated February 10, 2016 (the “Fourth Amendment”) - fiscal periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015; and

•                  Fifth Amendment and Waiver dated July 15, 2016 and effective August 1, 2016 (the “Fifth Amendment”) - fiscal periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016.

•                  under the Fifth Amendment, extended the deadline to August 15, 2017 for delivering financial statements and certain related materials for the fiscal periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and December 31, 2016;

•                  under the Third Amendment, waived compliance with the leverage ratio covenant as of September 30, 2015;

•                  under the Fifth Amendment, waived compliance with the leverage ratio covenant as of March 31, 2016;

•                  under the Fifth Amendment, reduced the lenders’ aggregate revolving commitments from $200.0 million to $118.3 million, subject to potential further mandatory reductions in connection with the receipt of certain federal income tax refunds as described below in the section “Credit Agreement, as Amended to Date”;

•                  under the Fifth Amendment, added temporary quarterly limitations on the amounts available for borrowing under the revolving credit facility ranging from $10.7 million to $20.7 million less than the aggregate revolving commitments in effect from time to time, depending on the fiscal quarter, as described below in the section “Credit Agreement, as Amended to Date”;

•                  under the Fourth Amendment, increased the interest rate margins for borrowings based on LIBOR from 2.00% to 3.00% per annum and for borrowings based on the base rate from 1.00% to 2.00% per annum;

•                  under the Fifth Amendment, further increased the interest rate margins for borrowings based on LIBOR from 3.00% to 4.75% per annum and for borrowings based on the base rate from 2.00% to 3.75% per annum, subject in each case to certain further adjustments as described below in the section “Credit Agreement, as Amended to Date”;

•                  under the Fourth Amendment, eliminated the leverage ratio covenant for fiscal periods ended prior to March 31, 2016 and increased the permitted maximum leverage ratio as of the end of the fiscal quarter ended March 31, 2016 and subsequent fiscal quarters, as described below:

•                  4.35 to 1.00 as of the last day of the fiscal quarter ended March 31, 2016;

•                  4.50 to 1.00 as of the last day of the fiscal quarters ending June 30, 2016;

•                  4.20 to 1.00 as of the last day of the fiscal quarter ending September 30, 2016;

•                  4.10 to 1.00 as of the last day of the fiscal quarter ending December 31, 2016; and

•                  4.00 to 1.00 as of the last day of each fiscal quarter thereafter; and

•                  under the Fifth Amendment, the parties amended and restated the financial covenants in their entirety to remove the financial ratio requirements for periods prior to the quarter ending June 30, 2016 and to set new ratio requirements for periods commencing with the second quarter 2016.  The new covenant requirements for June 30, 2016 and future periods are discussed below.

Subsequent to December 31, 2014, the Company also entered into two supplemental indentures relating to the Indenture.  Among other things, these supplemental indentures:

•                  waived certain actual and potential defaults and events of default relating to the failure to timely deliver certain historical financial information and other materials, and amended the financial reporting covenants to delay the required delivery of certain financial information and other materials, in each case until November 16, 2015 under the Fourth Supplemental Indenture dated as of July 9, 2015, and until August 31, 2016 under the Fifth Supplemental Indenture dated as of December 11, 2015 (the “Fifth Supplemental Indenture”);

•                  under the Fifth Supplemental Indenture, increased the interest rate on the Senior Notes to 9.125% per annum effective as of November 15, 2015, and to 10.625% per annum effective as of May 15, 2016; and

•                  under the Fifth Supplemental Indenture, limited the ability of the Company to incur certain secured indebtedness to an amount not to exceed $375.0 million.

In securing these amendments and waivers relating to the Credit Agreement and the Indenture, the Company paid $6.1 million of fees in 2015 and $10.4 million of fees in 2016 to the respective lenders and Senior Note holders.  Included in these amounts, the Company paid $1.7 million in 2015 and $4.1 million in 2016 to obtain the amendments and waivers relating to the Credit Agreement.  The remaining $4.4 million of fees paid in 2015 and $6.3 million of fees paid 2016 related to the supplemental indentures under the Indenture.  In addition to fees paid to holders of its debt, the Company paid legal and professional fees in connection with these amendments and waivers of $1.7 million in 2015 and $8.0 million in 2016.

Subsequent Refinancing of Senior Notes

On August 1, 2016, the Company took a number of actions to amend and refinance its debt, including (i) causing the Fifth Amendment to the Credit Agreement discussed above to become effective, (ii) entering into a new Term B Credit Agreement (as defined below) providing for a new $280 million senior unsecured term loan facility and (iii) issuing a notification of redemption to the holders of the Senior Notes.  On August 31, 2016, the Company used approximately $205.3 million of the proceeds from the Term B Credit Agreement and from existing cash on hand to redeem all of the Senior Notes and satisfy and discharge the Indenture, approximately $81.0 million to pay down the revolving credit facility under the Credit Agreement, approximately $7.9 million to pay Term B issuance costs and bank consent fees, and approximately $1.9 million to pay related legal and professional fees.  The Company’s Credit Agreements, after giving effect to such refinancing activities are described in more detail below.

Credit Agreement, as Amended to Date as of August 1, 2016

The Credit Agreement (giving effect to all amendments and waivers to date, including the Fifth Amendment) provides for (i) a revolving credit facility with aggregate revolving commitments of $118.3 million as of December 31, 2016 (subject to the mandatory commitment reductions and usage limitations described below) that matures in June 2018, and (ii) a $225 million term loan facility due in quarterly principal installments ranging from 0.625% to 3.750% of the initial $225 million and in a final principal installment of approximately $143.4 million at maturity in June 2018.

If the Company receives certain federal income tax refunds in respect of tax year 2015 or earlier, then 50% of the Company’s net cash proceeds in respect of those refunds will be applied as a further permanent reduction of the aggregate revolving commitments under the Credit Agreement, except that in no event shall the commitment be reduced to less than $108.0 million as a result of such refunds.

Until such time as (a) the Company has achieved a leverage ratio (as described below) for the Company’s then most recently ended fiscal quarter, of less than or equal to 4.00 to 1.00, and (b) the Company has delivered financial statements and certain related materials for the fiscal periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and December 31, 2016 (the “Required Financial Information”), the amount that the Company can borrow under the Credit Agreement in the form of revolving loans, swing line loans and/or letters of credit is reduced by amounts ranging between $10.7 million and $20.7 million less than the aggregate revolving commitments in effect from time to time, depending on the fiscal quarter.

Borrowings under the Credit Agreement now bear interest at a variable rate per annum equal to (i) LIBOR plus 4.75%, or (ii) the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus 3.75%, in each case through December 31, 2016.  Pursuant to the Fifth Amendment, effective January 1, 2017, each such margin increased by 0.50% per annum, thus increasing the margin for borrowings based on LIBOR to 5.25% per annum and the margin for borrowings based on the base rate to 4.25% per annum.  If the Company fails to deliver the Required Financial Information on or before June 30, 2017, then the applicable interest rate for loans under the Credit Agreement will increase by an additional 0.50% per annum, effective July 1, 2017.  Upon (a) the Company delivering the Required Financial Information and (b) the Company achieving a leverage ratio (as described below), for the Company’s then most recently ended fiscal quarter, of less than or equal to 4.00 to 1.00, the margin for borrowings based on LIBOR will decrease to 4.00% per annum and the margin for borrowings based on the base rate will decrease to 3.00% per annum.

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels (as described below) and restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions.

The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) as of the end of any period of four consecutive fiscal quarters, as follows:

•                                          5.00 to 1.00 as of the last day of the fiscal quarter ended June 30, 2016;

•                                          5.75 to 1.00 as of the last day of the fiscal quarter ended September 30, 2016;

•                                          5.00 to 1.00 as of the last day of the fiscal quarters ending December 31, 2016 and March 31, 2017;

•                                          4.50 to 1.00 as of the last day of the fiscal quarter ending June 30, 2017;

•                                          4.25 to 1.00 as of the last day of the fiscal quarter ending September 30, 2017; and

•                                          4.00 to 1.00 as of the last day of each fiscal quarter thereafter.

The Credit Agreement requires the Company to maintain a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s EBITDA to the Company’s consolidated interest expense) as of the end of any period of four consecutive fiscal quarters, as follows:

•                                          3.50 to 1.00 as of the last day of the fiscal quarter ended June 30, 2016;

•                                          2.25 to 1.00 as of the last day of the fiscal quarters ending September 30, 2016, December 31, 2016,

March 31, 2017 and June 30, 2017; and

•                                          2.50 to 1.00 as of the last day of each fiscal quarter thereafter.

The Credit Agreement also requires the Company to provide the Required Financial Information, including the audited financial statements as of and for the years ended December 31, 2015 and 2016 by August 15, 2017, the unaudited and unreviewed financial statements for the quarterly period ending March 31, 2017 by May 30, 2017, and the unaudited and unreviewed financial statements for the quarterly period ending June 30, 2017 by August 14, 2017.  The Company cannot estimate the date that the audited financial statements will be provided.  The failure to timely deliver the Required Financial Information would constitute an immediate event of default under the Credit Agreement.  If the unaudited and unreviewed financial statements for the quarterly periods ending March 31, 2017 and June 30, 2017 are not timely delivered, then, upon the expiration of a 30-day notice period, the continued failure to deliver either or both of such unaudited financial statements would constitute an event of default under the Credit Agreement.  The occurrence of any such event of default would provide the lenders the right to declare all outstanding amounts under the credit Agreement to be due and payable.  In the event that the debt were to be accelerated, then the Company would need to seek alternative financing to satisfy its obligations.  This alternative financing may not be available to the Company on terms that are favorable to it, or at all.

The Credit Agreement also contains other customary events of default and related remedies.  Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) upon acceleration of such loans, (ii) while a payment event of default exists or (iii) upon the lenders’ request, during the continuance of any other event of default.

Term B Credit Agreement as of August 1, 2016

On August 1, 2016, the Company entered into a credit agreement (the “Term B Credit Agreement”) by and among the Company, the various lenders party thereto and Wilmington Trust, National Association, as administrative agent.  The Term B Credit Agreement provides for a $280 million senior unsecured term loan facility under which all outstanding principal is due at maturity on August 1, 2019.  Borrowings under the Term B Credit Agreement bear interest at a fixed rate per annum equal to 11.50% payable quarterly in arrears.

Pursuant to the terms of the Term B Credit Agreement, proceeds from the borrowings under the Term B Credit Agreement were required to be used:  (i) to redeem all of the Senior Notes, (ii) to repay a portion of the revolving borrowings under the Credit Agreement, (iii) to pay fees and expenses in connection with the foregoing actions and (iv) for working capital and general corporate purposes of the Company and its subsidiaries.

The Company may prepay borrowings under the Term B Credit Agreement in whole or in part at any time.  Any voluntary prepayment by the Company of any loans under the Term B Credit Agreement, certain mandatory prepayments by the Company of any loans under the Term B Credit Agreement and prepayments in connection with certain repricing transactions of the loans under the Term B Credit Agreement will be subject to the following prepayment premiums:  (i) if such prepayment is made before February 1, 2018, an amount equal to the discounted present value as of the date of prepayment, utilizing a comparable U.S. Treasury note yield plus 50 basis points, of the sum of (A) the remaining payments of interest on the principal amount prepaid through February 1, 2018, plus (B) 3.00% of the principal amount prepaid, (ii) if such prepayment is made on or after February 1, 2018, but prior to February 1, 2019, an amount equal to 3.00% of the principal amount prepaid, and (iii) if such prepayment is made on or after February 1, 2019, an amount equal to 1.50% of the principal amount prepaid.

The Company’s obligations under the Term B Credit Agreement are guaranteed by its material domestic subsidiaries.  The Term B Credit Agreement contains various restrictions and covenants, including restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions.  The covenants in the Term B Credit Agreement are similar to those contained in the Credit Agreement, except that the Term B Credit Agreement does not contain any separate financial covenants.  Subject to a 90-day grace period, an event of default under the Credit Agreement will cause an event of default under the Term B Credit Agreement.  An event of default under the Credit Agreement that results in acceleration of the indebtedness thereunder will cause an immediate event of default under the Term B Credit Agreement.

The Term B Credit Agreement also contains customary events of default and related remedies.  Loans outstanding under the Term B Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) upon acceleration of such loans, (ii) while a payment event of default exists or (iii) upon the lenders’ request, during the continuance of any other event of default.

NOTE P - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of:

	As of December 31,
(in thousands)	2014	(As Restated) 2013
Accrued professional fees	$38,522	$1,038
Other current liabilities	16,900	13,723
Accrued insurance	15,881	14,790
Patient prepayments deposits and refunds payable	9,263	8,644
Accrued sales taxes and other taxes	11,212	6,238
Total	$91,778	$44,433

Accrued professional fees primarily relate to accruals for professional accounting and legal fees.  Other current liabilities are primarily related to accruals for unclaimed property, deferred revenue and warranty liabilities.  Accrued insurance primarily relate to accruals for estimated losses for certain self-insured risks including property, professional liability, general liability and employee health related matters.  Patient deposits and refunds includes funds received for devices not yet delivered to a patient and refunds for overpayment due to reimbursement sources.  Accrued sales taxes and other taxes primarily relate to state sales taxes.

Other liabilities consist of:

	As of December 31,
(in thousands)	2014	(As Restated) 2013
Senior executive retirement plan obligations	$22,113	$20,696
Unrecognized tax benefits	7,605	7,475
Deferred tenant improvement allowances	6,289	5,859
Other miscellaneous liabilities	5,156	3,395
Deferred rent	4,712	3,798
Total	$45,875	$41,223

Senior executive retirement plan obligations includes obligations due on both the Company’s Defined Benefit Senior Executive Retirement Plan and its Defined Contribution Senior Executive Retirement Plan.  See Note L - “Employee Benefits” for additional information on the SERP plans.

Deferred tenant improvement allowance credits represents deferred credits associated with receiving property lease incentives. Deferred rent represents net deferred credits associated with recognizing rent expense on a straight-line basis for property operating leases whose lease payments escalate over the life of the lease.  Both deferred credits are recognized as reductions of rent expense over the term of the associated lease.

NOTE Q - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In April 2014, in connection with the settlement of a patent infringement dispute, the Company’s wholly owned subsidiary, Southern Prosthetic Supplies (“SPS”), entered into an agreement to purchase and distribute a total of $4.5 million of prosthetic gel liners over five years.  As of December 31, 2014, $3.0 million of the non-cancellable purchase commitment was outstanding with $0.5 million, $1.0 million, $1.0 million, and $0.5 million of purchases due by April of 2016, 2017, 2018, and 2019, respectively.  At the time of the legal settlement, the Company recorded a loss on legal settlement of $0.2 million.  The Company also recorded an estimated loss of $3.4 million associated with the non-cancellable purchase commitment in accordance with ASC 440-10-25-4 based on the terms of the agreement, the product shelf life and estimated sales of the liners over the life of the product.

Contingencies

Legal Proceedings

In November 2014, a securities class action complaint was filed in federal district court in Texas against the Company.  The case, City of Pontiac General Employees’ Retirement System v. Hanger, et al., C.A. No. 1:14-cv-01026-SS, is currently pending before the United States District Court for the Western District of Texas.  The complaint names as defendants the Company and certain of its current and former officers and directors for allegedly making materially false and misleading statements regarding, among other things, its financial statements, Recovery Audit Contractor (“RAC”) audit success rate, the Company’s implementation of new financial systems, same-store sales growth, and the adequacy of the Company’s internal processes and controls.  The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable relief.

On April 1, 2016, the court granted the Company’s motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  Defendants moved to dismiss plaintiffs’ latest complaint and, on January 26, 2017, the court granted the Company’s motion to dismiss the lawsuit with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Fifth Circuit Court of Appeals.  The Company has accrued legal fees associated with defending itself against this claim as of December 31, 2014.

Legal Proceedings - Subsequent Events

Subsequent to December 31, 2014, in February and August of 2015, two separate shareholder derivative suits were filed in Texas state court against the Company related to the announced restatement of certain financial statements of the Company.  The cases were subsequently consolidated into Judy v. Asar, et. al., Cause No. D-1-GN-15-000625.  On October 25, 2016, plaintiffs in that action filed an amended complaint, and the case is currently pending before the 345th Judicial District Court of Travis County, Texas.

The amended complaint in the consolidated derivative action names as defendants the Company and certain of its current and former officers and directors.  It alleges claims for breach of fiduciary duty based, inter alia, on the defendants’ alleged failure to exercise good faith to ensure that the Company had in place adequate accounting and financial controls and that its disclosures regarding its business, financial performance, and internal controls were truthful and accurate.  The complaint seeks unspecified damages, costs and attorneys’ fees and equitable relief.

On June 6, 2016, the Board of Directors appointed a Special Litigation Committee of the Board (the “Special Committee”).  The Board delegated to the Special Committee the authority to (1) determine whether it is in the best interests of the Company to pursue any of the allegations made in the derivative cases filed in Texas state court against the Company (which cases were consolidated into the Judy case discussed above), (2) determine whether it is in the best interests of the Company and its shareholders to pursue any remedies against any of the Company’s current or former employees, officers or directors as a result of the conduct discovered in the Investigation, and (3) otherwise resolve claims or matters relating to the findings of the Investigation.  The Special Committee retained independent legal counsel to assist and advise it in carrying out its duties, and reviewed and considered the evidence and various factors relating to the best interests of the Company.  In accordance with its findings and conclusions, the Special Committee determined that it is not in the Company’s best interest to pursue any of the claims in the Judy derivative case.  Also, in accordance with its findings and conclusions, the Special Committee determined that it is not in the best interests of the Company and its shareholders to pursue legal remedies against any of the Company’s current or former employees, officers or directors.

On April 14, 2017, the Company filed a motion to dismiss the consolidated derivative action based on the resolution by the Special Committee that it is not in the best interest of the Company and its shareholders to pursue the derivative claims.  Counsel for the derivative plaintiffs have indicated that they will oppose the motion to dismiss.

Management intends to vigorously defend against the shareholder derivative actions and the appeal in the securities class action.  At this time, we cannot predict how the Courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  The Company believes this matter represents a reasonably possible loss contingency as defined in ASC 450.  Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity and results of our operations.  However, due to the preliminary nature of this matter, at this time, the Company is unable to estimate the possible loss or range of possible loss if the Company were found liable.  During 2014, the Company accrued estimated legal fees associated with defending itself against this action.

Governmental Inquiries

The Securities and Exchange Commission’s Division of Enforcement has made inquiries of the Company concerning the circumstances surrounding the restatement and related matters.  The Company has responded to those inquiries and provided requested documentation to the Staff of the Division of Enforcement.  By letter dated January 10, 2017, the Staff of the Division of Enforcement notified the Company that it had concluded its investigation of these matters and, based on information it had as of that date, did not intend to recommend an enforcement action by the Commission against the Company.  The information in the Staff’s letter was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

Other

The Company is subject to legal proceedings and claims which arise from time to time in the ordinary course of its business, including additional payments under business purchase agreements.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

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

NOTE R - RELATED PARTY TRANSACTIONS

The firm of Foley & Lardner LLP serves as the Company’s primary outside legal counsel.  The Company’s former Chairman is the brother-in-law of the partner in charge of the relationship for the year ended December 31, 2012.  The Company’s former Chairman retired from the board in 2013.  As of December 31, 2013, the Company no longer considers Foley & Lardner LLP to be a related party.  Total fees paid by the Company to Foley & Lardner LLP were approximately $2.9 million, $3.0 million, and $2.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively.  Total fees accrued and payable by the Company to Foley & Lardner LLP were not material as of December 31, 2014 and 2013, respectively.

NOTE S - SEGMENT AND RELATED INFORMATION

The Company has identified two operating segments and both performance evaluation and resource allocation decisions are determined based on each operating segment’s income from operations.  The operating segments are described further below:

Patient Care - This segment consists of (i) the Company’s owned and operated patient care clinics, Dosteon, and CARES, and (ii) its contracting and network management business.  Dosteon is being presented as a discontinued operation and has therefore been excluded from the summarized financial information below. See Note T - “Discontinued Operations” for further information regarding the discontinuance of this business.  The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care and maintenance of the devices.  The principal reimbursement sources for the Company’s services are:

•                  Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs and similar sources;

•                  Medicare, a federally funded health insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for O&P products and services based on prices set forth in published fee schedules with 10 regional pricing areas for prosthetics and orthotics and by state for durable medical equipment;

•                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for financially needy persons aged 65 or older; and

•                  U.S. Department of Veterans Affairs.

The Company’s contract and network management business, known as Linkia, is the only network management company dedicated solely to serving the O&P market and is focused on managing the O&P services of national and regional insurance companies.  The Company partners with healthcare insurance companies by securing a national or regional contract either as a preferred provider or to manage their O&P network of providers.

Products & Services - This segment consists of the Company’s distribution business, which distributes and fabricates O&P products and components for both the O&P industry and the Company’s own patient care clinics and rehabilitation solutions business.  Rehabilitation solutions leases and sells rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.  This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

Corporate & Other - This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees and corporate offices expenses.

The accounting policies of the segments are the same as those described in Note C - “Significant Accounting Policies”.

Summarized financial information concerning the Company’s reporting segments is shown in the following tables.  Segment performance is evaluated based on each segment’s earnings before interest expense, income taxes, and depreciation & amortization expenses or EBITDA.  Dosteon’s discontinued operations have been removed from the Patient Care segment for all periods presented, see Note T - “Discontinued Operations” for further discussion.

Intersegment revenue primarily include sales of O&P components from the Products & Services segment to the Patient Care segment and were made at prices which the Company believes approximate market values.  The Company’s foreign and export sales and assets located outside of the United States of America are not significant.

For the Patient Care segment, net revenues generated directly from Medicare program represented approximately 29%, 31% and 29% of the Company’s net revenues for the years ended December 31, 2014, 2013, and 2012, respectively.

Additionally, for the Products & Services segment, no single customer accounted for more than 10% of net revenues in 2014, 2013 or 2012, respectively.

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
2014
Net revenue
Third Party	$837,080	$175,020	$—	$—	$1,012,100
Intersegments	—	183,640	—	(183,640)	—
Total net revenue	837,080	358,660	—	(183,640)	1,012,100

Material costs
Third party suppliers	240,685	83,599	—	—	324,284
Intersegments	40,591	143,049	—	(183,640)	—
Total material costs	281,276	226,648	—	(183,640)	324,284

Personnel costs	305,651	47,935	—	—	353,586
Other expenses	152,176	27,721	88,124	—	268,021
Depreciation and amortization	18,769	12,022	8,138	—	38,929
Income from continuing operations	79,208	44,334	(96,262)	—	27,280

Interest expense (income)	33,465	13,079	(18,267)	—	28,277
Income (loss) from continuing operations before income taxes	45,743	31,255	(77,995)	—	(997)

Provision for income taxes	—	—	2,023	—	2,023
Net income (loss) from continuing operations	$45,743	$31,255	$(80,018)	$—	$(3,020)

EBITDA	97,977	56,356	(88,124)	—	66,209
Total assets	848,051	262,721	191,533	—	1,302,305
Capital expenditures	14,067	1,305	11,724	—	27,096

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
2013 (As Restated)
Net revenue
Third Party	$803,180	$172,589	$—	$—	$975,769
Intersegments	—	222,899	—	(222,899)	—
Total net revenue	803,180	395,488	—	(222,899)	975,769

Material costs
Third party suppliers	226,646	75,357	—	—	302,003
Intersegments	37,914	184,985	—	(222,899)	—
Total material costs	264,560	260,342	—	(222,899)	302,003

Personnel costs	279,089	46,691	—	—	325,780
Other expenses	129,090	25,660	45,496	—	200,246
Depreciation and amortization	14,468	12,548	7,169	—	34,185
Income from continuing operations	115,973	50,247	(52,665)	—	113,555
Interest expense (income)	33,198	14,470	(17,092)	—	30,576
Extinguishment of debt	—	—	6,645	—	6,645
Income from continuing operations before income taxes	82,775	35,777	(42,218)	—	76,334
Provision for income taxes	—	—	30,455	—	30,455
Net income from continuing operations	$82,775	$35,777	$(72,673)	$—	$45,879

EBITDA	130,441	62,795	(45,496)	—	147,740
Total assets	805,248	259,955	149,785	—	1,214,988
Capital expenditures	10,821	535	14,551	—	25,907

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
2012 (As Restated)
Net revenue
Third Party	$752,425	$171,096	$—	$—	$923,521
Intersegments	—	208,823	—	(208,823)	—
Total net revenue	752,425	379,919	—	(208,823)	923,521

Material costs
Third party suppliers	205,538	80,335	—	—	285,873
Intersegments	35,933	172,890	—	(208,823)	—
Total material costs	241,471	253,225	—	(208,823)	285,873

Personnel costs	252,568	46,436	—	—	299,004
Other expenses	120,934	28,292	47,744	—	196,970
Depreciation and amortization	13,030	12,688	6,871	—	32,589
Income from continuing operations	124,422	39,278	(54,615)	—	109,085

Interest expense (income)	32,476	9,325	(7,181)	—	34,620
Income from continuing operations before income taxes	91,946	29,953	(47,434)	—	74,465

Provision for income taxes	—	—	26,206	—	26,206
Net income from continuing operations	$91,946	$29,953	$(73,640)	$—	$48,259

EBITDA	137,452	51,966	(47,744)	—	141,674
Total assets	794,698	258,915	147,675	—	1,201,288
Capital expenditures	7,460	2,745	14,298	—	24,503

NOTE T - DISCONTINUED OPERATIONS

On November 5, 2014, the Audit Committee of the Board of Directors approved a plan to sell and/or otherwise dispose of the Company’s Dosteon distribution product group (“Dosteon”), a component of its Patient Care segment.  This action was taken following the conclusion of the Company’s strategic evaluation of this business in the fourth quarter of 2014.  In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, ASC 360-10 Property, Plant and Equipment - Overall, and ASC 350-20, Intangibles - Goodwill and Other - Goodwill, the operating results and cash flows of Dosteon have been presented separately as discontinued operations on the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of cash flows, respectively, for the year ended December 31, 2014 and all comparable periods.  As discussed in further detail below, assets of these businesses that were expected to be disposed of by sale are reported as “Assets held for sale” on the Company’s consolidated balance sheets as of December 31, 2014.

On November 6, 2014, the Company entered into a definitive agreement to sell one of its Dosteon businesses primarily located in California for cash at closing of approximately $2.7 million.  The remaining portions of Dosteon were sold in 2015 for aggregate proceeds of approximately $4.9 million.  See Note V - “Subsequent Events” for additional information.

Assets held for sale on the Company’s consolidated balance sheets have been recorded at their lower of carrying amount at designation and expected fair value less costs to sell as of December 31, 2014.  These assets relate to businesses primarily located in Arizona, Colorado, and Washington state and are comprised of the following:

(in thousands)	As of December 31, 2014
Inventory	$5,428
Property and equipment, net	199
Goodwill	2,588
Total assets held for sale	$8,215

Associated with the Company’s strategic evaluation and disposal of these businesses, $8.2 million of pre-tax impairment expenses have been recognized within “Loss from discontinued operations, net of income taxes” for the year ended December 31, 2014 on the Company’s consolidated statements of operations and comprehensive (loss) income.  The pre-tax impairment charges comprise of $4.2 million related to allocated goodwill, $2.4 million related to definite-lived intangibles assets, and $1.6 million related to property, plant and equipment.

The following is a summary of the Company’s operating results for discontinued operations:

	Year Ended December 31,
		(As Restated)	(As Restated)
(in thousands)	2014	2013	2012
Net revenue	$37,856	$42,693	$39,279

Loss before income taxes from discontinued operations	(24,860)	(8,725)	(315)
Income tax benefit	8,914	3,357	80
Loss from discontinued operations, net of tax	$(15,946)	$(5,368)	$(235)

The accounts receivable of Dosteon were not included within the sale and accordingly are not presented within “Assets held for sale,” through 2015.  The cash flows related to Dosteon discontinued operations are disclosed separately on the consolidated statements of cash flows for all periods presented.

NOTE U - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Year Ended December 31,
(in thousands)	2014	(As Restated) 2013	(As Restated) 2012
Cash paid during the period for:
Interest	$25,341	$28,938	$31,122
Income taxes	$25,433	$34,409	$34,468

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	$13,964	$2,344	$20,223
Issuance of note in connection with intangible acquisition	$—	$—	$500
Additions to property, plant and equipment acquired through financing obligations	$3,461	$3,958	$3,094
Retirements of financed property, plant and equipment and related financing obligations	$2,071	$399	$2,095
Purchase of property, plant and equipment in accounts payable	$1,588	$1,109	$416

NOTE V - SUBSEQUENT EVENTS

In addition to subsequent events noted within certain footnotes above, following are relevant subsequent events that have occurred since December 31, 2014.

Notification of Delisting

On February 29, 2016, the Company received a formal notice from New York Stock Exchange Regulation (the “NYSE”) confirming that due to Hanger, Inc.’s non-compliance with certain listing standards, the NYSE had suspended trading in the Company’s common stock, effective upon the market close on February 26, 2016, and stated its intention to commence proceedings to delist the Company’s common stock from the NYSE at the opening of business on April 4, 2016.

The Company’s common stock began trading on the OTC Pink marketplace operated by the OTC Markets Group Inc. at the open on Monday, February 29, 2016 under the trading symbol “HNGR.”

Shareholder’s Rights Plan

On February 28, 2016, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share (the “Common Stock”).  The dividend is payable to the shareholders of record on March 10, 2016 (the “Record Date”).  The Rights will not be exercisable until after the public announcement that a person or group of affiliated or associated persons has acquired or obtained the right or obligation to acquire beneficial ownership of 10% or more of the Company’s outstanding Common Stock (“Acquiring Person”) or following the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person.  If a shareholder’s beneficial ownership of the Company’s Common Stock as of the time of the public announcement of the Rights Agreement and associated dividend declaration is at or above the applicable threshold (including through entry into certain derivative positions), that shareholder’s then-existing ownership percentage would be grandfathered, but the rights would become exercisable if at any time after such announcement, the shareholder increases its ownership percentage.

Once exercisable, each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for $65.00 (the “Purchase Price”), subject to adjustment. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.  The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 28, 2016, between the Company and Computershare Inc., as the Rights Agent.

The Rights have certain anti-takeover effects.  The Rights will cause a substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company’s Board of Directors.  As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company even if such acquisition may be favorable to the interests of the Company’s shareholders.  Because the Company’s Board of Directors can redeem the Rights and amend the Rights Agreement in any respect prior to a person or group becoming an Acquiring Person, the Rights should not interfere with a merger or other business combination approved by the Board of Directors of the Company.

The Rights will expire on August 28, 2017.

Debt Amendments, Covenant Waivers and Refinance of 7 1/8 % Senior Notes.

For further discussion of these events, see the subsequent events section of Note O - “Long-Term Debt.”

Legal proceedings

For further discussion of these events, see the legal proceedings subsequent events section of Note Q - “Commitments and Contingencies.”

Dosteon Discontinued Operations

Between February 2015 and May 2015, the Company completed its sale of its remaining Dosteon businesses.

Exit of CARES Business

During the third quarter of 2015, the Company completed its exit of the CARES business which is reported within the Patient Care segment.  The results of operations of this business were not significant to the consolidated financial statements for any period presented.

2016 Omnibus Incentive Plan

On April 15, 2016, the Board of Directors of the Company approved the Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”).  Upon approval of the 2016 Plan, the Company’s 2010 Omnibus Incentive Plan (the “2010 Plan”) was no longer available for future awards.  However, awards previously granted under the 2010 Plan and still outstanding continue to be subject to all terms and conditions of the 2010 Plan.

The 2016 Plan authorizes the issuance of up to 2,250,000 shares of Common Stock, plus (1) the number of shares available for issuance under the 2010 Plan that had not been made subject to outstanding awards as of the effective date of the 2016 Plan and (2) any shares that would have become available again for new grants under the terms of the 2010 Plan if such plan were still in effect.

NOTE W - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As further described in Note B - “Restatement of Previously Issued Consolidated Financial Statements.” the previously reported financial information for the first two quarters of 2014 and for all fiscal 2013 quarters have been restated.  In lieu of filing amended Quarterly Report on Form 10-Q for the first and second quarter of 2014 and a Quarterly Report on Form 10-Q for the third quarter of 2014, quarterly financial data for 2014 (as restated for the first and second quarter) and 2013 (as restated) is included in this report in the tables that follow.  Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	(As Restated)
	As of March 31, 2014	As of June 30, 2014	As of September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$45,836	$1,630	$1,565
Accounts receivable, net of allowance for doubtful accounts of $7,920, $9,078, $10,197 at March 31, June 30 and September 30, 2014, respectively	146,060	159,471	165,787
Inventories	85,783	90,506	86,155
Other current assets	27,466	33,097	46,604
Deferred income taxes	71,569	70,789	70,333
Total current assets	376,714	355,493	370,444

Non-current assets:
Property, plant and equipment, net	120,225	119,677	114,223
Goodwill	702,769	715,010	716,571
Other intangible assets, net	60,352	62,600	60,553
Debt issuance costs, net	8,034	7,572	7,110
Other assets	17,826	18,384	20,055
Total assets	$1,285,920	$1,278,736	$1,288,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,906	$24,505	$25,677
Accounts payable	43,964	45,642	49,658
Accrued expenses and other current liabilities	44,508	47,436	68,118
Accrued interest payable	5,646	2,274	5,950
Accrued compensation related costs	21,417	24,664	35,656
Total current liabilities	137,441	144,521	185,059

Long-term liabilities:
Long-term debt, less current portion	559,096	535,093	511,698
Deferred income taxes	61,640	62,338	62,786
Other liabilities	42,120	44,734	44,150
Total liabilities	800,297	786,686	803,693
Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,486,033, 35,527,002 and 35,537,528 shares issued and 35,344,879, 35,385,848 and 35,396,374 shares outstanding at March 31, June 30 and September 30, 2014, respectively	355	355	355
Additional paid-in capital	299,384	302,581	304,596
Accumulated other comprehensive loss	(1,020)	(1,020)	(1,020)
Retained earnings	187,560	190,790	181,988
	486,279	492,706	485,919
Treasury stock, at cost 141,154 shares at March 31, June 30 and September 30, 2014, respectively	(656)	(656)	(656)
Total shareholders’ equity	485,623	492,050	485,263
Total liabilities and shareholders’ equity	$1,285,920	$1,278,736	$1,288,956

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	(As Restated)
	As of March 31, 2013	As of June 30, 2013	As of September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,273	$2,858	$1,246
Accounts receivable, net of allowance for doubtful accounts of $4,941, $4,971, $5,837 at March 31, June 30 and September 30, 2013, respectively	139,756	150,276	149,952
Inventories	79,575	81,214	83,293
Other current assets	29,313	28,937	22,861
Deferred income taxes	61,055	64,153	64,209
Total current assets	315,972	327,438	321,561
Non-current assets:
Property, plant and equipment, net	106,249	109,475	113,144
Goodwill	675,451	678,748	679,721
Other intangible assets, net	59,311	58,520	56,906
Debt issuance costs, net	13,169	9,420	8,958
Other assets	16,064	15,872	16,305
Total assets	$1,186,216	$1,199,473	$1,196,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,229	$15,652	$15,437
Accounts payable	36,189	47,798	44,921
Accrued expenses and other current liabilities	40,096	41,605	41,043
Accrued interest payable	6,645	2,351	5,934
Accrued compensation related costs	22,084	25,914	35,304
Total current liabilities	118,243	133,320	142,639
Long-term liabilities:
Long-term debt, less current portion	522,189	505,751	474,068
Deferred income taxes	66,489	65,935	65,906
Other liabilities	37,257	37,744	39,256
Total liabilities	744,178	742,750	721,869
Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 34,953,812, 35,062,931 and 35,062,367 shares issued and 34,812,658, 34,921,777 and 34,921,213 shares outstanding at March 31, June 30 and September 30, 2013, respectively	350	352	352
Additional paid-in capital	285,486	288,971	291,455
Accumulated other comprehensive loss	(1,919)	(1,919)	(1,919)
Retained earnings	158,777	169,975	185,494
	442,694	457,379	475,382
Treasury stock, at cost 141,154 shares at March 31, June 30, and September 30, 2013, respectively	(656)	(656)	(656)
Total shareholders’ equity	442,038	456,723	474,726
Total liabilities and shareholders’ equity	$1,186,216	$1,199,473	$1,196,595

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31,	June 30,	June 30,	September 30,	September 30,	December 31,
	2014	2014	2014	2014	2014	2014

Net revenue	$215,917	$255,574	$471,491	$261,699	$733,190	$278,910
Material costs	70,572	81,109	151,681	86,238	237,919	86,365
Personnel costs	82,228	88,738	170,966	89,104	260,070	93,516
Other operating costs	32,337	34,291	66,628	34,621	101,249	35,636
General and administrative expenses	19,616	22,545	42,161	21,794	63,955	22,383
Professional accounting and legal fees	1,457	2,600	4,057	20,973	25,030	19,768
Depreciation and amortization	9,307	9,826	19,133	9,818	28,951	9,978
Income (loss) from operations	400	16,465	16,865	(849)	16,016	11,264

Interest expense, net	6,768	7,063	13,831	7,255	21,086	7,191
(Loss) income from continuing operations before income taxes	(6,368)	9,402	3,034	(8,104)	(5,070)	4,073

(Benefit) provision for income taxes	(22)	10,832	10,810	(10,054)	756	1,267
Net (loss) income from continuing operations	(6,346)	(1,430)	(7,776)	1,950	(5,826)	2,806
(Loss) income from discontinued operations, net of income taxes	(3,621)	4,661	1,040	(10,751)	(9,711)	(6,235)
Net (loss) income	$(9,967)	$3,231	$(6,736)	$(8,801)	$(15,537)	$(3,429)

Other comprehensive loss:
Unrealized loss on SERP, net of tax benefit of $525 for Q4 2014	$—	$—	$—	$—	$—	$(868)
Total other comprehensive loss	—	—	—	—	—	(868)
Comprehensive (loss) income	$(9,967)	$3,231	$(6,736)	$(8,801)	$(15,537)	$(4,297)

Basic Per Common Share Data
Net (loss) income from continuing operations	$(0.18)	$(0.04)	$(0.22)	$0.05	$(0.17)	$0.08
Net (loss) income from discontinued operations	(0.10)	0.13	0.03	(0.30)	(0.27)	(0.18)
Basic (loss) income per share	$(0.28)	$0.09	$(0.19)	$(0.25)	$(0.44)	$(0.10)
Shares used to compute basic per common share amounts	35,056,902	35,377,939	35,209,849	35,388,862	35,275,046	35,397,195

Diluted Per Common Share Data
Net (loss) income from continuing operations	$(0.18)	$(0.04)	$(0.22)	$0.05	$(0.17)	$0.08
Net (loss) income from discontinued operations	(0.10)	0.13	0.03	(0.30)	(0.27)	(0.18)
Diluted (loss) income per share	$(0.28)	$0.09	$(0.19)	$(0.25)	$(0.44)	$(0.10)
Shares used to compute diluted per common share amounts	35,056,902	35,377,939	35,209,849	35,571,188	35,275,046	35,615,092

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	(As Restated)
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31,	June 30,	June 30,	September 30,	September 30,	December 31,
	2013	2013	2013	2013	2013	2013

Net revenue	$213,837	$253,667	$467,504	$253,217	$720,721	$255,048
Material costs	67,966	77,273	145,239	78,933	224,172	77,831
Personnel costs	77,131	82,836	159,967	82,071	242,038	83,742
Other operating costs	31,223	28,620	59,843	28,526	88,369	27,398
General and administrative expenses	16,476	21,204	37,680	19,137	56,817	21,841
Professional accounting and legal fees	1,400	1,501	2,901	1,715	4,616	1,205
Depreciation and amortization	8,367	8,805	17,172	8,526	25,698	8,487
Income from operations	11,274	33,428	44,702	34,309	79,011	34,544

Interest expense, net	8,646	8,616	17,262	6,942	24,204	6,372
Extinguishment of debt	—	6,645	6,645	—	6,645	—
Income from continuing operations before income taxes	2,628	18,167	20,795	27,367	48,162	28,172

Provision for income taxes	875	6,688	7,563	9,815	17,378	13,077
Net income from continuing operations	1,753	11,479	13,232	17,552	30,784	15,095
Income (loss) from discontinued operations, net of income taxes	11	(282)	(271)	(2,034)	(2,305)	(3,063)
Net income	$1,764	$11,197	$12,961	$15,518	$28,479	$12,032

Other comprehensive income
Unrealized gain on SERP, net of tax provision of $531 for Q4 2013	$—	$—	$—	$—	$—	$899
Total other comprehensive income	—	—	—	—	—	899
Comprehensive income	$1,764	$11,197	$12,961	$15,518	$28,479	$12,931

Basic Per Common Share Data
Net income from continuing operations	$0.05	$0.33	$0.38	$0.50	$0.89	$0.43
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.06)	(0.07)	(0.09)
Basic income per share	$0.05	$0.32	$0.37	$0.44	$0.82	$0.34
Shares used to compute basic per common share amounts	34,570,836	34,872,430	34,710,269	34,927,373	34,782,207	34,945,120

Diluted Per Common Share Data
Net income from continuing operations	$0.05	$0.33	$0.38	$0.50	$0.88	$0.43
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.06)	(0.07)	(0.09)
Diluted income per share	$0.05	$0.32	$0.37	$0.44	$0.81	$0.34
Shares used to compute diluted per common share amounts	35,062,115	35,211,878	35,124,223	35,298,046	35,180,990	35,364,729

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	(As Restated)
	Three Months Ended March 31, 2014	Six Months Ended June 30, 2014	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(9,967)	$(6,736)	$(15,537)
(Loss) income from discontinued operations, net of income taxes	(3,621)	1,040	(9,711)
Net loss from continuing operations	(6,346)	(7,776)	(5,826)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,307	19,133	28,951
Provision for doubtful accounts	1,989	4,463	9,094
Impairment of long-lived assets and intangible assets	—	—	1,503
Compensation expense on restricted stock units	2,356	5,152	7,138
Provision for deferred income taxes	358	1,836	2,535
Amortization of debt issuance costs	617	1,306	1,987
Gain on sale and disposal of property, plant and equipment	(553)	(620)	(1,412)
Contingent consideration gains	—	—	(49)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	9,521	(5,076)	(16,599)
Inventories	(2,293)	(5,897)	(2,212)
Other current assets and income taxes	(3,966)	(8,560)	(21,566)
Accounts payable	(4,335)	(2,971)	(751)
Accrued expenses, other current liabilities and accrued interest payable	2,117	1,172	25,499
Accrued compensation related costs	(17,779)	(15,050)	(3,618)
Other liabilities	(144)	1,511	(750)
Net cash (used in) provided by operating activities - continuing operations	(9,151)	(11,377)	23,924
Net cash (used in) provided by operating activities - discontinued operations	(1,479)	3,482	(1,774)
Net cash (used in) provided by operating activities	(10,630)	(7,895)	22,150
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(8,526)	(14,805)	(18,924)
Purchase of equipment leased to third parties under operating leases	(564)	(1,663)	(2,609)
Acquisitions, net of cash acquired	(19,142)	(33,934)	(36,784)
Purchase of company-owned life insurance investment	(2,294)	(2,294)	(2,294)
Proceeds from sale of property, plant and equipment	595	1,674	2,331
Net cash used in investing activities - continuing operations	(29,931)	(51,022)	(58,280)
Net cash used in investing activities - discontinued operations	(265)	(464)	(532)
Net cash used in investing activities	(30,196)	(51,486)	(58,812)
Cash flows from financing activities:
Repayment of term loan	(1,406)	(2,813)	(5,625)
Borrowings under revolving credit agreement	125,000	228,000	252,000
Repayments under revolving credit agreement	(38,000)	(163,000)	(203,000)
Payment of seller notes	(1,631)	(3,569)	(6,845)
Payment of contingent consideration	(375)	(626)	(700)
Payment of financing obligations	(426)	(866)	(1,491)
Excess tax benefit from stock-based compensation	1,803	2,191	2,197
Proceeds from issuance of common stock	87	87	87
Net cash provided by financing activities - continuing operations	85,052	59,404	36,623
Net cash used in financing activities - discontinued operations	(3)	(6)	(9)
Net cash provided by financing activities	85,049	59,398	36,614
Increase (decrease) in cash and cash equivalents	44,223	17	(48)
Cash and cash equivalents, at beginning of year	1,613	1,613	1,613
Cash and cash equivalents, at end of period	$45,836	$1,630	$1,565

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:
Cash paid during the period for:
Interest	$2,537	$12,344	$15,283
Income taxes	11,159	11,538	19,095

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	8,450	11,901	13,172
Additions to property, plant and equipment acquired through finance obligations	1,266	1,973	3,001
Retirements of financed property, plant and equipment	7	7	2,097
Purchase of property, plant & equipment in accounts payable	2,184	1,169	1,793

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	(As Restated)
	Three Months Ended March 31, 2013	Six Months Ended June 30, 2013	Nine Months Ended September 30, 2013

Cash flows from operating activities:
Net income	$1,764	$12,961	$28,479
Income (loss) from discontinued operations, net of income tax	11	(271)	(2,305)
Net income from continuing operations	1,753	13,232	30,784
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,367	17,172	25,698
Provision for doubtful accounts	474	1,705	3,441
Compensation expense on restricted stock units	2,093	4,599	7,004
Provision for deferred income taxes	—	(2,564)	(2,564)
Amortization of debt issuance costs	1,038	1,975	2,607
Loss on extinguishment of debt	—	6,645	6,645
Gain on sale and disposal of property, plant and equipment	(277)	(900)	(6,369)
Contingent consideration gains	—	(57)	(702)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	9,332	747	791
Inventories	(1,449)	(2,258)	(3,740)
Other current assets and income taxes	(2,845)	(953)	2,130
Accounts payable	(639)	11,141	5,940
Accrued expenses, other current liabilities and accrued interest payable	3,990	(269)	3,158
Accrued compensation related costs	(23,186)	(18,900)	(9,952)
Other liabilities	198	572	1,969
Net cash (used in) provided by operating activities - continuing operations	(1,151)	31,887	66,840
Net cash provided by (used in) operating activities - discontinued operations	109	(2,227)	(2,261)
Net cash (used in) provided by operating activities	(1,042)	29,660	64,579
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(3,450)	(13,741)	(19,174)
Purchase of equipment leased to third parties under operating leases	(660)	(1,849)	(2,889)
Acquisitions, net of cash acquired	(65)	(5,776)	(6,621)
Change in restricted cash associated with workers’ compensation program	—	—	3,120
Proceeds from sale of property, plant and equipment	663	1,644	4,717
Net cash used in investing activities - continuing operations	(3,512)	(19,722)	(20,847)
Net cash used in investing activities - discontinued operations	(256)	(604)	(944)
Net cash used in investing activities	(3,768)	(20,326)	(21,791)
Cash flows from financing activities:
Borrowings under term loan	—	225,000	225,000
Repayment of term loan	(750)	(293,300)	(294,706)
Borrowings under revolving credit agreement	50,000	120,000	163,000
Repayments under revolving credit agreement	(50,000)	(65,000)	(137,000)
Payment of seller notes	(1,411)	(3,117)	(6,449)
Payment of contingent consideration	(675)	(925)	(1,965)
Payment of financing obligations	(324)	(658)	(997)
Payment of fees associated with debt modifications and extinguishments	—	(3,665)	(3,665)
Excess tax benefit from stock-based compensation	1,054	2,005	2,058
Proceeds from issuance of common stock	62	1,628	1,629
Purchase and retirement of common stock	—	(1,567)	(1,567)
Net cash used in financing activities - continuing operations	(2,044)	(19,599)	(54,662)
Net cash used in financing activities - discontinued operations	(3)	(7)	(10)
Net cash used in financing activities	(2,047)	(19,606)	(54,672)
Decrease in cash and cash equivalents	(6,857)	(10,272)	(11,884)
Cash and cash equivalents, at beginning of year	13,130	13,130	13,130
Cash and cash equivalents, at end of period	$6,273	$2,858	$1,246

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:

Cash paid during the period for:
Interest	$4,221	$16,314	$19,144
Income taxes	5,591	15,558	21,033

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	—	268	614
Additions to property, plant and equipment acquired through finance obligations	386	740	2,797
Retirements of financed property, plant and equipment	—	150	529
Purchase of property, plant & equipment in accounts payable	357	574	638

The following tables present the impacts of the restatement adjustments to the previously reported financial information for the March 31, 2014 ended quarter, the June 30, 2014 ended quarter, and for each quarterly period within fiscal 2013.  Refer to discussion in Note B - “Restatement of Previously Issued Consolidated Financial Statements”.  The references identified in the tickmarks to the following tables directly correlate to the adjustments detailed below.  Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

The individual restatement misstatements are described below:

a.              Inventory Valuation - The Company has identified misstatements in its historical inventory valuations.  The misstatements related primarily to the valuation of work-in-process inventory (“WIP”), and included intentional misstatements that had the effect of overstating the number of items in WIP, the relative stages of completion of WIP, and the overall valuation of WIP.  The Company’s valuation of WIP requires the use of various estimates.  Other misstatements included not reducing raw materials and WIP for vendor rebates and not ensuring inventory is recorded at the lower of cost or market.  Refer to further discussions regarding inventory valuation in Note C - “Significant accounting policies.”

b.              Allowance for Disallowed Revenue and Doubtful Accounts - The historical estimates of allowances for disallowed revenue and doubtful accounts did not sufficiently consider changes to the Company’s collection experience or differentiate between payor types.  When preparing its estimates, the Company inappropriately relied upon aggregate averages of prior periods’ collections experience from varying numbers of older historical periods.  The Company did not timely recognize adverse changes in its collection experience, and did not consider likely write-offs of residual receivable balances, as well as consider differences in collection patterns between payor types and aging categories.  Additionally, misstatements in the classification of bad debt expense have been corrected and presented as disallowed revenue.  Refer to further discussion regarding allowances for disallowed revenue and bad debts in Note E - “Accounts Receivable.”

c.               Property, Plant and Equipment, net - During the periods covered by the restated consolidated financial statements, misstatements occurred in the Company’s accounting for property, plant and equipment.  These misstatements included improper capitalization of certain labor associated with internal-use software and improper capitalization into property, plant and equipment costs that should have been expensed.  The Company also found misstatements in the commencement of depreciation of its fixed assets and not recording disposals on a timely basis.  Misstatements regarding leasehold improvement related items, which are recorded in property, plant and equipment in the financial statements, are included in the real property lease adjustment below.

d.              Real Property Leases - The Company did not properly apply real property lease accounting standards.  The Company identified misstatements with respect to the determination of the proper term of its leases, establishment of proper balances for deferred rent and tenant improvement allowances, determining depreciable lives of leasehold improvements, consideration of lessee involvement in the construction of leased assets (resulting in not properly identifying certain build-to-suit arrangements, which are accounted for as financings after evaluating sale leaseback accounting), and proper evaluation of capital lease obligations.  Additionally, the Company did not properly establish and account for asset retirement obligations.

All Other Restatement Adjustments

e.               Certain Revenue Adjustments - The Company determined that it had not properly established a liability to reserve for revenue collected from third-party payors and patients that was subject to refund in subsequent periods resulting in misstatements of net revenue.  Additionally, the Company recognized purchase rebates as net revenue rather than a reduction of cost of materials.  The misstatements overstated previously reported income from operations before income taxes.

f.                Revenue Accrual - The Company often invoice patients or payors after a device is delivered.  To account for this delay, the Company records an estimated revenue accrual for devices delivered but not yet invoiced at period-end. The Company’s historical revenue accrual estimation model did not reasonably estimate the proper cut-off related to goods delivered but not yet invoiced, resulting in misstatements of both “Net revenue” and “Accounts receivable.”

g.               Method of Accrual for Accounts Payable - The Company recorded an accrual for estimated accounts payable which utilized average accounts payable levels from historical periods.  This model was prepared based upon when invoices were received, not when goods or services were received.  This misstatement produced misstatements of previously reported “Accounts payable” and “Income before income taxes.”

h.              Education Fair training event - The Company originally deferred and recognized expenses for its annual Education Fair training event ratably over each quarter in a fiscal year.  The Company has determined these expenses should have been recognized as incurred in the first quarter each year.  This misstatement understated previously reported “Other operating costs” in the first quarter of each year and overstated previously reported “Other operating costs” in the second, third, and fourth quarter of each year.

i.                  Janus Depreciation - The Company did not commence depreciation of Janus, its new patient management system, in the reporting period the system was ready for its intended use.  In addition, misstatements were also identified regarding the capitalization of certain expenses relating to the new system.  The misstatements overstated previously reported fixed assets and understated previously reported “Depreciation & amortization expenses” and “Other operating costs.”

j.                 Accrued Compensation Costs - The Company has identified misstatements that primarily relate to recognizing compensation related costs in the proper reporting periods.  These misstatements are primarily associated with employee bonuses, employee benefits, and vacation, and resulted in misstatements of previously reported “Personnel costs” and “Accrued compensation.”

k.              Loss on firm purchase commitment - As described in additional detail in Note Q - “Commitments and Contingencies,” the Company’s SPS subsidiary entered into a firm purchase commitment in the second quarter of 2014.  The Company did not sufficiently evaluate this agreement in the second quarter of 2014 which resulted in an understatement of previously reported second quarter of 2014 income before income taxes of $3.4 million.

l.                  Demo equipment - The Company originally recorded an out of period adjustment amounting to $1.4 million in the second quarter of 2014 to fully depreciate certain older demonstration equipment that was incorrectly recorded in inventory.  In the restated consolidated financial statements, the Company is now correcting this error retrospectively in earlier periods.

m.          Other Profit & Loss Restatement Adjustments - There are certain other restatement misstatements not otherwise described in items (a) through (l) of this Note.  The related adjustments are individually insignificant to previously reported income (loss) from operations before income taxes for each period presented.

n.              Cash and cash equivalents - The Company identified balance sheet classification misstatements in which cash balances were overstated due to certain checks not being recognized as a reduction of cash in the period in which they were issued, which also understated other current assets.  Additionally, certain cash receipts were not recorded as an increase to cash and a decrease to accounts receivable in a timely manner.  Lastly, the Company misclassified restricted cash as “Cash and cash equivalents”; restricted cash is now classified as “Other current assets.”

o.              Common Stock and APIC - The Company identified misstatements related to the incorrect application of stock compensation accounting standards.  Restricted stock units with a performance condition were not expensed using the graded-vesting methodology.  In addition, modifications to certain outstanding units were not recorded correctly.  Restricted stock units were incorrectly recorded as share issuances on their grant date, rather than an issuance of shares on their vesting date.

p.              Income Taxes - The Company has identified certain errors in its historical accounting for income taxes, primarily related to uncertain tax positions and reconciliation of deferred tax balances.  In addition, the more significant adjustments primarily relate to the income tax effects of other restatement adjustments noted above.

Other adjustments to previously reported financial information

The Company has also made certain reclassification adjustments to the previously reported consolidated financial statements.  These adjustments do not relate to the correction of misstatements and are discussed in more detail below.

aa.   Reclassification of expenses - Due to increases and resultant materiality of certain expenses in 2014, and to enable the presentation of the consolidated statements of operations and comprehensive income to be more comparable with other health care services companies, the Company concluded that certain expenses should be reported separately in 2014.  The Company reclassified prior year balances to conform to the current year presentation.  For additional disclosure information, see Note C - “Significant Accounting Policies.”

bb.  Discontinued operations - On November 5, 2014, the Audit Committee of the Board of Directors approved a plan to sell and/or otherwise dispose of the Company’s Dosteon distribution product group (“Dosteon”), part of its Patient Care operating segment.  Dosteon is presented in the accompanying consolidated financial statements as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, ASC 360-10 Property, Plant and Equipment - Overall, and ASC 350-20 Intangibles - Goodwill and Other - Goodwill, as of December 31, 2014.  The operating results and cash flows of Dosteon have been presented separately as discontinued operations on the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of cash flows, respectively, for the year ended December 31, 2014 and all comparable periods presented herein.  For additional disclosure information refer to Note T - “Discontinued Operations.”

cc.   Reclassification of Equipment Capital Lease Liabilities - The Company previously reported the current portion of equipment capital lease liabilities within “accrued expenses and other current liabilities” and the non-current portion within “Other liabilities.”  The Company is now presenting lease related financing liabilities, including capital leases and financing obligations related to certain real property transactions within “Long-term debt, less current portion” and “Current portion of long-term debt,” respectively, as the balances are similar in nature to long-term debt.  For additional disclosure information, see Note O - “Long-Term Debt.”

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEET

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of March 31, 2014
	As Previously Reported	Restatement Adjustment	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$55,624	$(9,788)	m,n	$45,836
Accounts receivable, net of allowance for doubtful accounts of $7,920	183,548	(37,488)	b,e,f,m,n	146,060
Inventories	153,952	(68,169)	a,m	85,783
Other current assets	27,678	(212)	d,h,j,m,n,p	27,466
Deferred income taxes	30,366	41,203	p	71,569
Total current assets	451,168	(74,454)		376,714

Non-current assets:
Property, plant and equipment, net	131,419	(11,194)	c,d,g,i,m	120,225
Goodwill	702,455	314	c,m	702,769
Other intangible assets, net	61,367	(1,015)	m	60,352
Debt issuance costs, net	8,134	(100)	m	8,034
Other assets	15,142	2,684	d,m	17,826
Total assets	$1,369,685	$(83,765)		$1,285,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,869	$1,037	d,m,cc	$21,906
Accounts payable	41,789	2,175	g,i,m	43,964
Accrued expenses and other current liabilities	22,734	21,774	c,d,e,h,j,m,p,cc	44,508
Accrued interest payable	5,534	112	d	5,646
Accrued compensation related costs	21,605	(188)	j,m	21,417
Total current liabilities	112,531	24,910		137,441

Long-term liabilities:
Long-term debt, less current portion	541,066	18,030	d,m,cc	559,096
Deferred income taxes	76,971	(15,331)	p	61,640
Other liabilities	48,615	(6,495)	d,m,p,cc	42,120
Total liabilities	779,183	21,114		800,297

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,486,033 shares issued and 35,344,879 shares outstanding	363	(8)	o	355
Additional paid-in capital	297,006	2,378	j,m,o	299,384
Accumulated other comprehensive loss	(1,020)	—		(1,020)
Retained earnings	294,809	(107,249)	a - j,l,m,o	187,560
	591,158	(104,879)		486,279
Treasury stock, at cost 141,154 shares	(656)	—		(656)
Total shareholders’ equity	590,502	(104,879)		485,623
Total liabilities and shareholders’ equity	$1,369,685	$(83,765)		$1,285,920

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEET

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of June 30, 2014
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,902	$(3,272)	m,n	$1,630
Accounts receivable, net of allowance for doubtful accounts of $9,078	205,325	(45,854)	b,e,f,m.n	159,471
Inventories	158,957	(68,451)	a,k,l,m	90,506
Other current assets	21,147	11,950	d,h,j,k,m,n,p	33,097
Deferred income taxes	30,381	40,408	p	70,789
Total current assets	420,712	(65,219)		355,493

Non-current assets:
Property, plant and equipment, net	142,650	(22,973)	c,d,g,i,m	119,677
Goodwill	715,656	(646)	c,m	715,010
Other intangible assets, net	62,517	83	m	62,600
Debt issuance costs, net	7,703	(131)	m	7,572
Other assets	15,321	3,063	c,d,m	18,384
Total assets	$1,364,559	$(85,823)		$1,278,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,638	$867	d,m,cc	$24,505
Accounts payable	31,815	13,827	g,i,k,m	45,642
Accrued expenses and other current liabilities	26,339	21,097	c,d,e,g,h,j,m,p,cc	47,436
Accrued interest payable	2,049	225	d,m	2,274
Accrued compensation related costs	23,051	1,613	j,m	24,664
Total current liabilities	106,892	37,629		144,521

Long-term liabilities:
Long-term debt, less current portion	516,251	18,842	d,m,cc	535,093
Deferred income taxes	76,784	(14,446)	p	62,338
Other liabilities	58,589	(13,855)	c,d,k,m,cc	44,734
Total liabilities	758,516	28,170		786,686

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,527,002 issued and 35,385,848 shares outstanding	364	(9)	o	355
Additional paid-in capital	299,927	2,654	j,m,o	302,581
Accumulated other comprehensive loss	(1,020)	—		(1,020)
Retained earnings	307,428	(116,638)	a - m, o	190,790
	606,699	(113,993)		492,706
Treasury stock at cost, 141,154 shares	(656)	—		(656)
Total shareholders’ equity	606,043	(113,993)		492,050
Total liabilities and shareholders’ equity	$1,364,559	$(85,823)		$1,278,736

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEET

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of March 31, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$15,033	$(8,760)	m,n	$6,273
Accounts receivable, net of allowance for doubtful accounts of $4,941	156,813	(17,057)	b,e,f,m,n	139,756
Inventories	132,492	(52,917)	a,m	79,575
Other current assets	22,911	6,402	d,h,j,m,n,p	29,313
Deferred income taxes	28,043	33,012	p	61,055
Total current assets	355,292	(39,320)		315,972

Non-current assets:
Property, plant and equipment, net	111,901	(5,652)	c,d,g,i,m	106,249
Goodwill	674,416	1,035	m	675,451
Other intangible assets, net	62,661	(3,350)	m	59,311
Debt issuance costs, net	13,169	—		13,169
Other assets	11,482	4,582	m	16,064
Total assets	$1,228,921	$(42,705)		$1,186,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,528	$1,701	d,m,cc	$13,229
Accounts payable	26,345	9,844	g,i,m	36,189
Accrued expenses and other current liabilities	23,089	17,007	d,e,h,j,m,cc	40,096
Accrued interest payable	6,516	129	d	6,645
Accrued compensation related costs	22,134	(50)	j,m	22,084
Total current liabilities	89,612	28,631		118,243

Long-term liabilities:
Long-term debt, less current portion	506,958	15,231	d,m,cc	522,189
Deferred income taxes	77,730	(11,241)	p	66,489
Other liabilities	38,989	(1,732)	d,m,cc	37,257
Total liabilities	713,289	30,889		744,178

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 34,953,812 shares issued and 34,812,658 shares outstanding	359	(9)	j,o	350
Additional paid-in capital	283,130	2,356	j,o	285,486
Accumulated other comprehensive loss	(1,919)	—		(1,919)
Retained earnings	234,718	(75,941)	a - j,m,o	158,777
	516,288	(73,594)		442,694
Treasury stock, at cost 141,154 shares	(656)	—		(656)
Total shareholders’ equity	515,632	(73,594)		442,038
Total liabilities and shareholders’ equity	$1,228,921	$(42,705)		$1,186,216

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEET

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of June 30, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,766	$(2,908)	m,n	$2,858
Accounts receivable, net of allowance for doubtful accounts of $4,971	170,601	(20,325)	b,e,f,m,n	150,276
Inventories	137,557	(56,343)	a,m	81,214
Other current assets	21,453	7,484	d,g,h,j,m,n,p	28,937
Deferred income taxes	30,920	33,233	p	64,153
Total current assets	366,297	(38,859)		327,438

Non-current assets:
Property, plant and equipment, net	115,242	(5,767)	c,d,g,i,m	109,475
Goodwill	676,190	2,558	m	678,748
Intangible assets, net	61,262	(2,742)	m	58,520
Debt issuance costs, net	9,424	(4)	m	9,420
Other assets	11,209	4,663	m	15,872
Total assets	$1,239,624	$(40,151)		$1,199,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,802	$1,850	d,cc	$15,652
Accounts payable	34,314	13,484	g,i,m	47,798
Accrued expenses and other current liabilities	24,496	17,109	d,e,h,j,m,cc	41,605
Accrued interest payable	2,205	146	d	2,351
Accrued compensation related costs	24,940	974	j,m	25,914
Total current liabilities	99,757	33,563		133,320

Long-term liabilities:
Long-term debt, less current portion	490,672	15,079	d,m,cc	505,751
Deferred income taxes	76,509	(10,574)	p	65,935
Other liabilities	39,638	(1,894)	d,m,cc	37,744
Total liabilities	706,576	36,174		742,750

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,062,931 shares issued and 34,921,777 shares outstanding	360	(8)	o	352
Additional paid-in capital	286,467	2,504	j,o	288,971
Accumulated other comprehensive loss	(1,919)	—		(1,919)
Retained earnings	248,796	(78,821)	a - j,m,o	169,975
	533,704	(76,325)		457,379
Treasury stock, at cost 141,154 shares	(656)	—		(656)
Total shareholders’ equity	533,048	(76,325)		456,723
Total liabilities and shareholders’ equity	$1,239,624	$(40,151)		$1,199,473

HANGER, INC.

QUARTERLY CONSOLIDATED BALANCE SHEET

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of September 30, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,216	$(5,970)	m,n	$1,246
Accounts receivable, net of allowance for doubtful accounts of $5,837	176,663	(26,711)	b,e,f,m,n	149,952
Inventories	144,374	(61,081)	a,m	83,293
Other current assets	14,560	8,301	d,g,h,j,m,n,p	22,861
Deferred income taxes	31,115	33,094	p	64,209
Total current assets	373,928	(52,367)		321,561

Non-current assets:
Property, plant and equipment, net	115,963	(2,819)	c,d,g,i,m	113,144
Goodwill	678,215	1,506	m	679,721
Intangible assets, net	58,638	(1,732)	m	56,906
Debt issuance costs, net	8,994	(36)	m	8,958
Other assets	12,261	4,044	m	16,305
Total assets	$1,247,999	$(51,404)		$1,196,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,673	$1,764	d,m,cc	$15,437
Accounts payable	32,339	12,582	g,i,m	44,921
Accrued expenses and other current liabilities	30,391	10,652	d,e,h,j,m,p,cc	41,043
Accrued interest payable	5,772	162	d	5,934
Accrued compensation related costs	33,991	1,313	j,m	35,304
Total current liabilities	116,166	26,473		142,639

Long-term liabilities:
Long-term debt, less current portion	457,384	16,684	d,m,cc	474,068
Deferred income taxes	76,480	(10,574)	p	65,906
Other liabilities	40,869	(1,613)	d,m,cc	39,256
Total liabilities	690,899	30,970		721,869

Shareholders’ Equity:
Common stock, $.01 par value; 60,000,000 shares authorized, 35,062,367 shares issued and 34,921,213 shares outstanding	360	(8)	o	352
Additional paid-in capital	288,860	2,595	j,o	291,455
Accumulated other comprehensive loss	(1,919)	—		(1,919)
Retained earnings	270,455	(84,961)	a - j,m,o	185,494
	557,756	(82,374)		475,382
Treasury stock at cost, 141,154 shares	(656)	—		(656)
Total shareholders’ equity	557,100	(82,374)		474,726
Total liabilities and shareholders’ equity	$1,247,999	$(51,404)		$1,196,595

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$235,605	$(9,134)	b,e,f,m	$—	$(10,554)	$215,917
Material costs	67,345	8,016	a,g,m	—	(4,789)	70,572
Personnel costs	96,431	2,679	a,c,j,m,o	(11,046)	(5,836)	82,228
Other operating costs	45,600	485	a,b,c,d,e,g,h,j,m	(10,027)	(3,721)	32,337
General and administrative expenses	—	—		19,616	—	19,616
Professional accounting and legal fees	—	—		1,457	—	1,457
Depreciation and amortization	10,199	(483)	c,d,i,m	—	(409)	9,307
Income from operations	16,030	(19,831)		—	4,201	400
Interest expense, net	6,098	667	d,m	—	3	6,768
Income (loss) from continuing operations before income taxes	9,932	(20,498)		—	4,198	(6,368)
Provision (benefit) for income taxes	3,935	(4,534)	p	—	577	(22)
Income (loss) from continuing operations	5,997	(15,964)		—	3,621	(6,346)
Loss from discontinued operations, net of taxes	—	—		—	(3,621)	(3,621)
Net income (loss)	$5,997	$(15,964)		$—	$—	$(9,967)

Comprehensive income (loss)	$5,997	$(15,964)		$—	$—	$(9,967)

Basic Per Common Share Data Income (loss) from continuing operations	$0.17	$(0.45)		$—	$0.10	$(0.18)
Loss from discontinued operations	—	—		—	(0.10)	(0.10)
Basic income (loss) per share	$0.17	$(0.45)		$—	$—	$(0.28)
Shares used to compute basic per common share amounts	35,076,828	(19,926)	o	—	—	35,056,902

Diluted Per Common Share Data
Income (loss) from continuing operations	$0.17	$(0.45)		$—	$0.10	$(0.18)
Loss from discontinued operations	—	—		—	(0.10)	(0.10)
Diluted income (loss) per share	$0.17	$(0.45)		$—	$—	$(0.28)
Shares used to compute diluted per common share amounts	35,415,018	(358,116)	o	—	—	35,056,902

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$275,854	$(8,794)	b,e,f,m	$—	$(11,486)	$255,574
Material costs	81,822	3,855	a,g,k,m	—	(4,568)	81,109
Personnel costs	102,755	1,712	a,c,j,m,o	(10,017)	(5,712)	88,738
Other operating costs	52,741	688	a,b,c,d,g,h,j,k,m	(15,128)	(4,010)	34,291
General and administrative expenses	—	—		22,545	—	22,545
Professional accounting and legal fees	—	—		2,600	—	2,600
Depreciation and amortization	12,133	(1,898)	c,d,i,l,m	—	(409)	9,826
Income from operations	26,403	(13,151)		—	3,213	16,465
Interest expense, net	6,201	892	c,d,m	—	(30)	7,063
Income from continuing operations before income taxes	20,202	(14,043)		—	3,243	9,402
Provision for income taxes	7,583	(4,655)	p	—	7,904	10,832
Income (loss) from continuing operations	12,619	(9,388)		—	(4,661)	(1,430)
Income from discontinued operations, net of income taxes	—	—		—	4,661	4,661
Net income	$12,619	$(9,388)		$—	$—	$3,231

Comprehensive income	$12,619	$(9,388)		$—	$—	$3,231

Basic Per Common Share Data
Income (loss) from continuing operations	$0.36	$(0.27)		$—	$(0.13)	$(0.04)
Income from discontinued operations	—	—		—	0.13	0.13
Basic income per share	$0.36	$(0.27)		$—	$—	$0.09
Shares used to compute basic per common share amounts	35,469,769	(91,830)	o	—	—	35,377,939

Diluted Per Common Share Data
Income (loss) from continuing operations	$0.35	$(0.26)		$—	$(0.13)	$(0.04)
Income from discontinued operations	—	—		—	0.13	0.13
Diluted income per share	$0.35	$(0.26)		$—	$—	$0.09
Shares used to compute diluted per common share amounts	35,591,764	(213,825)	o	—	—	35,377,939

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$511,459	$(17,928)	b,e,f,m	$—	$(22,040)	$471,491
Material costs	149,167	11,871	a,g,k,m	—	(9,357)	151,681
Personnel costs	199,186	4,391	a,c,j,m,o	(21,063)	(11,548)	170,966
Other operating costs	98,341	1,173	a,b,c,d,e,g,h,j,k,m	(25,155)	(7,731)	66,628
General and administrative expenses	—	—		42,161	—	42,161
Professional accounting and legal fees	—	—		4,057	—	4,057
Depreciation and amortization	22,332	(2,381)	c,d,i,l,m	—	(818)	19,133
Income from operations	42,433	(32,982)		—	7,414	16,865
Interest expense, net	12,299	1,559	c,d,m	—	(27)	13,831
Income from continuing operations before income taxes	30,134	(34,541)		—	7,441	3,034
Provision for income taxes	11,518	(9,189)	p	—	8,481	10,810
Income (loss) from continuing operations	18,616	(25,352)		—	(1,040)	(7,776)
Income from discontinued operations, net of income taxes	—	—		—	1,040	1,040
Net income (loss)	$18,616	$(25,352)		$—	$—	$(6,736)

Comprehensive income (loss)	$18,616	$(25,352)		$—	$—	$(6,736)

Basic Per Common Share Data
Income (loss) from continuing operations	$0.53	$(0.72)		$—	$(0.03)	$(0.22)
Income from discontinued operations	—	—		—	0.03	0.03
Basic income (loss) per share	$0.53	$(0.72)		$—	$—	$(0.19)
Shares used to compute basic per common share amounts	35,319,944	(110,095)	o	—	—	35,209,849

Diluted Per Common Share Data
Income (loss) from continuing operations	$0.52	$(0.71)		$—	$(0.03)	$(0.22)
Income from discontinued operations	—	—		—	0.03	0.03
Diluted income (loss) per share	$0.52	$(0.71)		$—	$—	$(0.19)
Shares used to compute diluted per common share amounts	35,470,170	(260,321)	o	—	—	35,209,849

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$229,350	$(4,581)	b,e,f,m	$—	$(10,932)	$213,837
Material costs	67,739	4,247	a,g,m	—	(4,020)	67,966
Personnel costs	89,953	1,681	a,c,j,m,o	(9,565)	(4,938)	77,131
Other operating costs	39,657	1,475	a,b,c,d,g,h,j,m	(8,311)	(1,598)	31,223
General and administrative expenses	—	—		16,476	—	16,476
Professional accounting and legal fees	—	—		1,400	—	1,400
Depreciation and amortization	9,285	(578)	c,d,m	—	(340)	8,367
Income from operations	22,716	(11,406)		—	(36)	11,274
Interest expense, net	7,777	884	d,i,m	—	(15)	8,646
Income from continuing operations before income taxes	14,939	(12,290)		—	(21)	2,628
Provision for income taxes	5,449	(4,564)	p	—	(10)	875
Income from continuing operations	9,490	(7,726)		—	(11)	1,753
Income from discontinued operations, net of income taxes	—	—		—	11	11
Net income	$9,490	$(7,726)		$—	$—	$1,764

Comprehensive income	$9,490	$(7,726)		$—	$—	$1,764

Basic Per Common Share Data
Income from continuing operations	$0.27	$(0.22)		$—	$—	$0.05
Income from discontinued operations	—	—		—	—	—
Basic income per share	$0.27	$(0.22)		$—	$—	$0.05
Shares used to compute basic per common share amounts	34,598,494	(27,658)	o	—	—	34,570,836

Diluted Per Common Share Data
Income from continuing operations	$0.27	$(0.22)		$—	$—	$0.05
Income from discontinued operations	—	—		—	—	—
Diluted income per share	$0.27	$(0.22)		$—	$—	$0.05
Shares used to compute diluted per common share amounts	35,066,032	(3,917)	o	—	—	35,062,115

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$267,798	$(2,963)	b,e,f,m	$—	$(11,168)	$253,667
Material costs	79,446	2,023	a,g,m	—	(4,196)	77,273
Personnel costs	93,176	1,462	a,c,j,m,o	(6,604)	(5,198)	82,836
Other operating costs	49,022	(2,452)	a,b,c,d,g,h,i,j,m	(16,101)	(1,849)	28,620
General and administrative expenses	—	—		21,204	—	21,204
Professional accounting and legal fees	—	—		1,501	—	1,501
Depreciation and amortization	9,510	(344)	c,d,m	—	(361)	8,805
Income from operations	36,644	(3,652)		—	436	33,428
Interest expense, net	7,708	926	d,i,m	—	(18)	8,616
Extinguishment of debt	6,645	—		—	—	6,645
Income from continuing operations before income taxes	22,291	(4,578)		—	454	18,167
Provision for income taxes	8,212	(1,696)	p	—	172	6,688
Income from continuing operations	14,079	(2,882)		—	282	11,479
Loss from discontinued operations, net of income taxes	—	—		—	(282)	(282)
Net income	$14,079	$(2,882)		$—	$—	$11,197

Comprehensive income	$14,079	$(2,882)		$—	$—	$11,197

Basic Per Common Share Data
Income from continuing operations	$0.40	$(0.08)		$—	$0.01	$0.33
Loss from discontinued operations	—	—		—	(0.01)	(0.01)
Basic income per share	$0.40	$(0.08)		$—	$—	$0.32
Shares used to compute basic per common share amounts	34,849,659	22,771	o	—	—	34,872,430

Diluted Per Common Share Data
Income from continuing operations	$0.40	$(0.08)		$—	$0.01	$0.33
Loss from discontinued operations	—	—		—	(0.01)	(0.01)
Diluted income per share	$0.40	$(0.08)		$—	$—	$0.32
Shares used to compute diluted per common share amounts	35,307,697	(95,819)	o	—	—	35,211,878

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$497,148	$(7,544)	b,e,f,m	$—	$(22,100)	$467,504
Material costs	147,184	6,271	a,g,m	—	(8,216)	145,239
Personnel costs	183,129	3,143	a,c,j,m,o	(16,169)	(10,136)	159,967
Other operating costs	88,680	(978)	a,b,c,d,g,h,i,j,m	(24,412)	(3,447)	59,843
General and administrative expenses	—	—		37,680	—	37,680
Professional accounting and legal fees	—	—		2,901	—	2,901
Depreciation and amortization	18,795	(922)	c,d,m	—	(701)	17,172
Income from operations	59,360	(15,058)		—	400	44,702
Interest expense, net	15,485	1,810	d,i,m	—	(33)	17,262
Extinguishment of debt	6,645	—		—	—	6,645
Income from continuing operations before income taxes	37,230	(16,868)		—	433	20,795
Provision for income taxes	13,661	(6,260)	p	—	162	7,563
Income from continuing operations	23,569	(10,608)		—	271	13,232
Loss from discontinued operations, net of income taxes	—	—		—	(271)	(271)
Net income	$23,569	$(10,608)		$—	$—	$12,961

Comprehensive income	$23,569	$(10,608)		$—	$—	$12,961

Basic Per Common Share Data
Income from continuing operations	$0.68	$(0.31)		$—	$0.01	$0.38
Loss from discontinued operations	—	—		—	(0.01)	(0.01)
Basic income per share	$0.68	$(0.31)		$—	$—	$0.37
Shares used to compute basic per common share amounts	34,724,077	(13,808)	o	—	—	34,710,269

Diluted Per Common Share Data
Income from continuing operations	$0.67	$(0.30)		$—	$0.01	$0.38
Loss from discontinued operations	—	—		—	(0.01)	(0.01)
Diluted income per share	$0.67	$(0.30)		$—	$—	$0.37
Shares used to compute diluted per common share amounts	35,225,871	(101,648)	o	—	—	35,124,223

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$271,053	$(8,383)	b,e,f,m	$—	$(9,453)	$253,217
Material costs	79,401	3,417	a,g,m	—	(3,885)	78,933
Personnel costs	94,768	(552)	a,c,j,m,o	(6,775)	(5,370)	82,071
Other operating costs	47,754	(2,015)	a,b,c,d,g,h,i,j,m	(14,077)	(3,136)	28,526
General and administrative expenses	—	—		19,137	—	19,137
Professional accounting and legal fees	—	—		1,715	—	1,715
Depreciation and amortization	9,224	(317)	c,d,m	—	(381)	8,526
Income from operations	39,906	(8,916)		—	3,319	34,309
Interest expense, net	6,017	932	d,i,m	—	(7)	6,942
Income from continuing operations before income taxes	33,889	(9,848)		—	3,326	27,367
Provision for income taxes	12,230	(3,707)	p	—	1,292	9,815
Net income from continuing operations	21,659	(6,141)		—	2,034	17,552
Loss from discontinued operations, net of income taxes	—	—		—	(2,034)	(2,034)
Net income	$21,659	$(6,141)		$—	$—	$15,518

Comprehensive income	$21,659	$(6,141)		$—	$—	$15,518

Basic Per Common Share Data
Income from continuing operations	$0.62	$(0.18)		$—	$0.06	$0.50
Loss from discontinued operations	—	—		—	(0.06)	(0.06)
Basic income per share	$0.62	$(0.18)		$—	$—	$0.44
Shares used to compute basic per common share amounts	34,902,103	25,270	o	—	—	34,927,373

Diluted Per Common Share Data
Income from continuing operations	$0.61	$(0.17)		$—	$0.06	$0.50
Loss from discontinued operations	—	—		—	(0.06)	(0.06)
Diluted income per share	$0.61	$(0.17)		$—	$—	$0.44
Shares used to compute diluted per common share amounts	35,401,273	(103,227)	o	—	—	35,298,046

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$768,201	$(15,927)	b,e,f,m	$—	$(31,553)	$720,721
Material costs	226,585	9,688	a,g,m	—	(12,101)	224,172
Personnel costs	277,897	2,591	a,c,j,m,o	(22,944)	(15,506)	242,038
Other operating costs	136,434	(2,993)	a,b,c,d,g,h,i,j,m	(38,489)	(6,583)	88,369
General and administrative expenses	—	—		56,817	—	56,817
Professional accounting and legal fees	—	—		4,616	—	4,616
Depreciation and amortization	28,019	(1,239)	c,d,m	—	(1,082)	25,698
Income from operations	99,266	(23,974)		—	3,719	79,011
Interest expense, net	21,502	2,742	d,i,m	—	(40)	24,204
Extinguishment of debt	6,645	—	d,m	—	—	6,645
Income from continuing operations before income taxes	71,119	(26,716)		—	3,759	48,162
Provision for income taxes	25,891	(9,967)	p	—	1,454	17,378
Income from continuing operations	45,228	(16,749)		—	2,305	30,784
Loss from discontinued operations, net of income taxes	—	—		—	(2,305)	(2,305)
Net income	$45,228	$(16,749)		$—	$—	$28,479

Comprehensive income	$45,228	$(16,749)		$—	$—	$28,479

Basic Per Common Share Data
Income from continuing operations	$1.30	$(0.48)		$—	$0.07	$0.89
Loss from discontinued operations	—	—		—	(0.07)	(0.07)
Basic income per share	$1.30	$(0.48)		$—	$—	$0.82
Shares used to compute basic per common share amounts	34,783,419	(1,212)	o	—	—	34,782,207

Diluted Per Common Share Data
Income from continuing operations	$1.28	$(0.47)		$—	$0.07	$0.88
Loss from discontinued operations	—	—		—	(0.07)	(0.07)
Diluted income per share	$1.28	$(0.47)		$—	$—	$0.81
Shares used to compute diluted per common share amounts	35,315,897	(134,907)	o	—	—	35,180,990

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended December 31, 2013
	As Previously Reported	Restatement Adjustments	Restatement Reference	Reclassification Adjustments (aa)	Discontinued Operations (bb)	As Restated
Net revenue	$278,237	$(12,049)	b,e,f,m	$—	$(11,140)	$255,048
Material costs	92,461	(8,949)	a,m	—	(5,681)	77,831
Personnel costs	91,841	6,673	a,c,j,m,o	(8,861)	(5,911)	83,742
Other operating costs	49,870	(4,185)	a,b,c,d,g,h,i,j,m	(14,185)	(4,102)	27,398
General and administrative expenses	—	—		21,841	—	21,841
Professional accounting and legal fees	—	—		1,205	—	1,205
Depreciation and amortization	9,467	(580)	c,d,m	—	(400)	8,487
Income from operations	34,598	(5,008)		—	4,954	34,544
Interest expense, net	4,973	1,411	d,i,m	—	(12)	6,372
Income from continuing operations before income taxes	29,625	(6,419)		—	4,966	28,172
Provision for income taxes	11,269	(95)	p	—	1,903	13,077
Income from continuing operations	18,356	(6,324)		—	3,063	15,095
Loss from discontinued operations, net of income taxes	—	—		—	(3,063)	(3,063)
Net income	$18,356	$(6,324)		$—	$—	$12,032
Other comprehensive income
Unrealized gain on SERP, net of tax provision of $531	$899	$—		$—	$—	$899
Total other comprehensive income	899	—		—	—	899
Comprehensive income	$19,255	$(6,324)		$—	$—	$12,931

Basic Per Common Share Data
Income from continuing operations	$0.53	$(0.19)		$—	$0.09	$0.43
Loss from discontinued operations	—	—		—	(0.09)	(0.09)
Basic income per share	$0.53	$(0.19)		$—	$—	$0.34
Shares used to compute basic per common share amounts	34,922,599	22,521	o	—	—	34,945,120

Diluted Per Common Share Data
Income from continuing operations	$0.52	$(0.18)		$—	$0.09	$0.43
Loss from discontinued operations	—	—		—	(0.09)	(0.09)
Diluted income per share	$0.52	$(0.18)		$—	$—	$0.34
Shares used to compute diluted per common share amounts	35,463,539	(98,810)	o	—	—	35,364,729

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$5,997	$(15,964)	a - j, m - p	$(9,967)
Loss from discontinued operations, net of income taxes	—	(3,621)	bb	(3,621)
Income (loss) from continuing operations	5,997	(12,343)		(6,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,199	(892)	c,d,i,m	9,307
Provision for doubtful accounts	3,754	(1,765)	b,h	1,989
Compensation expense on restricted stock units	2,418	(62)	o	2,356
Provision for deferred income taxes	358	—	p	358
Amortization of debt issuance costs	430	187	m	617
Gain on sale of property, plant and equipment	(547)	(6)	c	(553)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	1,537	7,984	b,e,f,m	9,521
Inventories	(10,589)	8,296	a,m	(2,293)
Other current assets and income taxes	(12,736)	8,770	c,d,h,j,n,p	(3,966)
Accounts payable	2,126	(6,461)	g,m	(4,335)
Accrued expenses, other current liabilities and accrued interest payable	2,384	(267)	e,m	2,117
Accrued compensation related costs	(15,040)	(2,739)	j	(17,779)
Other liabilities	(253)	109	d,m,k	(144)
Net cash used in operating activities - continuing operations	(9,962)	811		(9,151)
Net cash used in operating activities - discontinued operations	—	(1,479)	bb	(1,479)
Net cash used in operating activities	(9,962)	(668)		(10,630)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(8,297)	(229)	c,d,g,m	(8,526)
Purchase of equipment leased to third parties under operating leases	(564)	—		(564)
Acquisitions, net of cash acquired	(19,167)	25	m	(19,142)
Purchase of company-owned life insurance investment	(2,294)	—		(2,294)
Proceeds from sale of property, plant and equipment	522	73	c	595
Net cash used in investing activities - continuing operations	(29,800)	(131)		(29,931)
Net cash used in investing activities - discontinued operations	—	(265)	bb	(265)
Net cash used in investing activities	(29,800)	(396)		(30,196)
Cash flows from financing activities:
Repayment of term loan	(1,406)	—		(1,406)
Borrowings under revolving credit agreement	125,000	—		125,000
Repayments under revolving credit agreement	(38,000)	—		(38,000)
Payment of seller notes	(1,594)	(37)	m	(1,631)
Payment of contingent consideration	—	(375)	m	(375)
Payment of financing obligations	(340)	(86)	d	(426)
Excess tax benefit from stock-based compensation	1,780	23	m	1,803
Proceeds from issuance of common stock	86	1	m	87
Net cash provided by financing activities - continuing operations	85,526	(474)		85,052
Net cash used in financing activities - discontinued operations	—	(3)	bb	(3)
Net cash provided by financing activities	85,526	(477)		85,049
Increase in cash and cash equivalents	45,764	(1,541)		44,223
Cash and cash equivalents, at beginning of year	9,860	(8,247)	n	1,613
Cash and cash equivalents, at end of period	$55,624	$(9,788)		$45,836

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:
Cash paid during the period for:
Interest	$1,629	$908	m	$2,537
Income taxes	11,159	—	m	11,159

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	9,300	(850)	m	8,450
Additions to property, plant and equipment acquired through finance obligations	—	1,266	d	1,266
Retirements of financed property, plant and equipment	—	7	d	7
Purchase of property, plant & equipment in accounts payable	—	2,184	c,g	2,184

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$18,616	$(25,352)	a - m,o,p	$(6,736)
Income from discontinued operations, net of income taxes	—	1,040	bb	1,040
Income (loss) from continuing operations	18,616	(26,392)		(7,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,332	(3,199)	c,d,m	19,133
Provision for doubtful accounts	8,808	(4,345)	b,h	4,463
Compensation expense on restricted stock units	5,265	(113)	o	5,152
Provision for deferred income taxes	358	1,478	p	1,836
Amortization of debt issuance costs	861	445	m	1,306
Gain on sale of property, plant and equipment	(939)	319	c	(620)
Contingent consideration gains	(318)	318	m	—
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	(23,564)	18,488	b,e,f,m	(5,076)
Inventories	(14,467)	8,570	a,l,m	(5,897)
Other current assets and income taxes	(5,104)	(3,456)	c,d,h,j,n,p	(8,560)
Accounts payable	(6,430)	3,459	g,m	(2,971)
Accrued expenses, other current liabilities and accrued interest payable	1,080	92	e,m,k	1,172
Accrued compensation related costs	(13,772)	(1,278)	j	(15,050)
Other liabilities	(211)	1,722	d,m,k	1,511
Net cash used in operating activities - continuing operations	(7,485)	(3,892)		(11,377)
Net cash provided by operating activities - discontinued operations	—	3,482	bb	3,482
Net cash used in operating activities	(7,485)	(410)		(7,895)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(20,248)	5,443	c,d,g,m	(14,805)
Purchase of equipment leased to third parties under operating leases	(1,438)	(225)	c	(1,663)
Acquisitions, net of cash acquired	(34,201)	267	m	(33,934)
Purchase of company-owned life insurance investment	(2,294)	—		(2,294)
Proceeds from sale of property, plant and equipment	1,079	595	c	1,674
Net cash used in investing activities - continuing operations	(57,102)	6,080		(51,022)
Net cash used in investing activities - discontinued operations	—	(464)	bb	(464)
Net cash used in investing activities	(57,102)	5,616		(51,486)
Cash flows from financing activities:
Repayment of term loan	(2,813)	—		(2,813)
Borrowings under revolving credit agreement	228,000	—		228,000
Repayments under revolving credit agreement	(163,000)	—		(163,000)
Payment of seller notes	(3,765)	196	m	(3,569)
Payment of contingent consideration	—	(626)	m	(626)
Payment of financing obligations	(754)	(112)	d	(866)
Excess tax benefit from stock-based compensation	1,875	316	j	2,191
Proceeds from issuance of common stock	86	1	m	87
Net cash provided by financing activities - continuing operations	59,629	(225)		59,404
Net cash used in financing activities - discontinued operations	—	(6)	bb	(6)
Net cash provided by financing activities	59,629	(231)		59,398
(Decrease) increase in cash and cash equivalents	(4,958)	4,975		17
Cash and cash equivalents, at beginning of year	9,860	(8,247)	n	1,613
Cash and cash equivalents, at end of period	$4,902	$(3,272)		$1,630

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:
Cash paid during the period for:
Interest	$10,537	$1,807	m	$12,344
Income taxes	11,538	—	m	11,538

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	12,900	(999)	m	11,901
Additions to property, plant and equipment acquired through finance obligations	10,717	(8,744)	d	1,973
Retirements of financed property, plant and equipment	—	7	d	7
Purchase of property, plant & equipment in accounts payable	—	1,169	c,g	1,169

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Cash flows from operating activities:
Net income	$9,490	$(7,726)	a - j,m,o,p	$1,764
Income from discontinued operations, net of income taxes	—	11	bb	11
Income from continuing operations	9,490	(7,737)		1,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,285	(918)	c,d,m	8,367
Provision for doubtful accounts	1,657	(1,183)	b,h	474
Compensation expense on restricted stock units	1,667	426	o	2,093
Amortization of debt issuance costs	864	174	m	1,038
Loss (gain) on sale of property, plant and equipment	52	(329)	c	(277)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	7,216	2,116	b,e,f,m	9,332
Inventories	(5,197)	3,748	a,m	(1,449)
Other current assets and income taxes	(3,860)	1,015	c,d,h,j,n,p	(2,845)
Accounts payable	(2,006)	1,367	g,m	(639)
Accrued expenses, other current liabilities and accrued interest payable	3,883	107	e,m	3,990
Accrued compensation related costs	(19,544)	(3,642)	j	(23,186)
Other liabilities	(1,314)	1,512	d,m,k	198
Net cash provided by (used in) operating activities - continuing operations	2,193	(3,344)		(1,151)
Net cash provided by operating activities - discontinued operations	—	109	bb	109
Net cash provided by (used in) operating activities	2,193	(3,235)		(1,042)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(5,110)	1,660	c,d,g,m	(3,450)
Purchase of equipment leased to third parties under operating leases	(288)	(372)	c	(660)
Acquisitions, net of cash acquired	—	(65)		(65)
Proceeds from sale of property, plant and equipment	91	572	c	663
Net cash used in investing activities - continuing operations	(5,307)	1,795		(3,512)
Net cash used in investing activities - discontinued operations	—	(256)	bb	(256)
Net cash used in investing activities	(5,307)	1,539		(3,768)
Cash flows from financing activities:
Repayment of term loan	(750)	—		(750)
Borrowings under revolving credit agreement	—	50,000	m	50,000
Repayments under revolving credit agreement	—	(50,000)	m	(50,000)
Payment of seller notes	(1,410)	(1)	m	(1,411)
Payment of contingent consideration	—	(675)	m	(675)
Payment of financing obligations	(180)	(144)	d	(324)
Excess tax benefit from stock-based compensation	1,214	(160)	j	1,054
Proceeds from issuance of common stock	62	—		62
Net cash used in financing activities - continuing operations	(1,064)	(980)		(2,044)
Net cash used in financing activities - discontinued operations	—	(3)	bb	(3)
Net cash used in financing activities	(1,064)	(983)		(2,047)
Decrease in cash and cash equivalents	(4,178)	(2,679)		(6,857)
Cash and cash equivalents, at beginning of year	19,211	(6,081)	n	13,130
Cash and cash equivalents, at end of period	$15,033	$(8,760)		$6,273

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:
Cash paid during the period for:
Interest	$3,290	$931	m	$4,221
Income taxes	5,591	—	m	5,591

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	—	—		—
Additions to property, plant and equipment acquired through finance obligations	—	386	d	386
Purchase of property, plant & equipment in accounts payable	—	357	c,g	357

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Cash flows from operating activities:
Net income	$23,569	$(10,608)	a - j,m,o,p	$12,961
Loss from discontinued operations, net of income taxes	—	(271)	bb	(271)
Income from continuing operations	23,569	(10,337)		13,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,795	(1,623)	c,d,m	17,172
Provision for doubtful accounts	4,591	(2,886)	b,h	1,705
Compensation expense on restricted stock units	4,060	539	o	4,599
Provision for deferred income taxes	(2,564)	—		(2,564)
Amortization of debt issuance costs	8,273	(6,298)	m	1,975
Loss on extinguishment of debt	—	6,645	m	6,645
Loss (gain) on sale of property, plant and equipment	169	(1,069)	c	(900)
Contingent consideration gains	(57)	—		(57)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	(7,712)	8,459	b,e,f,m	747
Inventories	(7,940)	5,682	a,m	(2,258)
Other current assets and income taxes	(2,746)	1,793	c,d,h,j,n,p	(953)
Accounts payable	7,611	3,530	g,m	11,141
Accrued expenses, other current liabilities and accrued interest payable	(202)	(67)	e,m	(269)
Accrued compensation related costs	(18,612)	(288)	j	(18,900)
Other liabilities	409	163	d,m,k	572
Net cash provided by operating activities - continuing operations	27,644	4,243		31,887
Net cash used in operating activities - discontinued operations	—	(2,227)	bb	(2,227)
Net cash provided by operating activities	27,644	2,016		29,660
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(15,939)	2,198	c,d,g,m	(13,741)
Purchase of equipment leased to third parties under operating leases	(2,106)	257	c	(1,849)
Acquisitions, net of cash acquired	(4,741)	(1,035)	m	(5,776)
Proceeds from sale of property, plant and equipment	894	750	c	1,644
Net cash used in investing activities - continuing operations	(21,892)	2,170		(19,722)
Net cash used in investing activities - discontinued operations	—	(604)	bb	(604)
Net cash used in investing activities	(21,892)	1,566		(20,326)
Cash flows from financing activities:
Borrowings under term loan	225,000	—		225,000
Repayment of term loan	(293,300)	—		(293,300)
Borrowings under revolving credit agreement	120,000	—		120,000
Repayments under revolving credit agreement	(65,000)	—		(65,000)
Payment of seller notes	(4,042)	925	m	(3,117)
Payment of contingent consideration	—	(925)	m	(925)
Payment of financing obligations	(411)	(247)	d	(658)
Payment of fees associated with debt modifications and extinguishments	(3,665)	—		(3,665)
Excess tax benefit from stock-based compensation	2,159	(154)	j	2,005
Proceeds from issuance of common stock	1,628	—		1,628
Purchase and retirement of common stock	(1,566)	(1)	m	(1,567)
Net cash used in financing activities - continuing operations	(19,197)	(402)		(19,599)
Net cash used in financing activities - discontinued operations	—	(7)	bb	(7)
Net cash used in financing activities	(19,197)	(409)		(19,606)
Decrease in cash and cash equivalents	(13,445)	3,173		(10,272)
Cash and cash equivalents, at beginning of year	19,211	(6,081)	n	13,130
Cash and cash equivalents, at end of period	$5,766	$(2,908)		$2,858

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:
Cash paid during the period for:
Interest	$13,105	$3,209	m	$16,314
Income taxes	14,973	585	m	15,558

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	300	(32)	m	268
Additions to property, plant and equipment acquired through finance obligations	220	520	d	740
Retirements of financed property, plant and equipment	—	150	d	150
Purchase of property, plant & equipment in accounts payable	—	574	c,g	574

HANGER, INC.

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Cash flows from operating activities:
Net income	$45,228	$(16,749)	a - j,m,o,p	$28,479
Loss from discontinued operations, net of income taxes	—	(2,305)	bb	(2,305)
Income from continuing operations	45,228	(14,444)		30,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,019	(2,321)	c,d,m	25,698
Provision for doubtful accounts	8,545	(5,104)	b,h	3,441
Compensation expense on restricted stock units	6,398	606	o	7,004
Provision for deferred income taxes	(2,564)	—		(2,564)
Amortization of debt issuance costs	8,703	(6,096)	m	2,607
Loss on extinguishment of debt	—	6,645	m	6,645
Gain on sale of property, plant and equipment	(5,570)	(799)	c	(6,369)
Contingent consideration gains	(363)	(339)	m	(702)
Changes in operating assets and liabilities, net of effects of acquired companies:
Net accounts receivable	(14,586)	15,377	b,e,f,m	791
Inventories	(14,676)	10,936	a,m	(3,740)
Other current assets and income taxes	5,028	(2,898)	c,d,h,j,n,p	2,130
Accounts payable	4,581	1,359	g,m	5,940
Accrued expenses, other current liabilities and accrued interest payable	5,421	(2,263)	e,m	3,158
Accrued compensation related costs	(9,584)	(368)	j	(9,952)
Other liabilities	3,946	(1,977)	d,m,k	1,969
Net cash provided by operating activities - continuing operations	68,526	(1,686)		66,840
Net cash used in operating activities - discontinued operations	—	(2,261)	bb	(2,261)
Net cash provided by operating activities	68,526	(3,947)		64,579
Cash flows from investing activities:
Purchase of property, plant and equipment, net of acquisitions	(24,429)	5,255	c,d,g,m	(19,174)
Purchase of equipment leased to third parties under operating leases	(3,041)	152	c	(2,889)
Acquisitions, net of cash acquired	(5,695)	(926)	m	(6,621)
Change in restricted cash associated with workers’ compensation program	3,120	—		3,120
Proceeds from sale of property, plant and equipment	4,595	122	c	4,717
Net cash used in investing activities - continuing operations	(25,450)	4,603		(20,847)
Net cash used in investing activities - discontinued operations	—	(944)	bb	(944)
Net cash used in investing activities	(25,450)	3,659		(21,791)
Cash flows from financing activities:
Borrowings under term loan	225,000	—		225,000
Repayment of term loan	(294,706)	—		(294,706)
Borrowings under revolving credit agreement	163,000	—		163,000
Repayments under revolving credit agreement	(137,000)	—		(137,000)
Payment of seller notes	(9,168)	2,719	m	(6,449)
Payment of contingent consideration	—	(1,965)	m	(1,965)
Payment of financing obligations	(808)	(189)	d	(997)
Payment of fees associated with debt modifications and extinguishments	(3,665)	—		(3,665)
Excess tax benefit from stock-based compensation	2,214	(156)	j	2,058
Proceeds from issuance of common stock	1,628	1	m	1,629
Purchase and retirement of common stock	(1,566)	(1)	m	(1,567)
Net cash used in financing activities - continuing operations	(55,071)	409		(54,662)
Net cash used in financing activities - discontinued operations	—	(10)	bb	(10)
Net cash used in financing activities	(55,071)	399		(54,672)
Decrease in cash and cash equivalents	(11,995)	111		(11,884)
Cash and cash equivalents, at beginning of year	19,211	(6,081)	n	13,130
Cash and cash equivalents, at end of period	$7,216	$(5,970)		$1,246

SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION:
Cash paid during the period for:
Interest	$16,299	$2,845	m	$19,144
Income taxes	21,033	—	m	21,033

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	675	(61)	m	614
Additions to property, plant and equipment acquired through finance obligations	—	2,797	d	2,797
Retirements of financed property, plant and equipment	—	529	d	529
Purchase of property, plant & equipment in accounts payable	—	638	c,g	638