Form 10-Q
period 2018-03-31
HANGER, INC.
filed 2018-06-14
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 1, 2018 the registrant had 36,797,063 shares of its Common Stock outstanding.

i

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) on May 14, 2018.  The 2017 Form 10-K contained our consolidated financial statements and related footnotes for the year ended December 31, 2017, as well as consolidated financial statements and related disclosures for each of the 2017 quarterly and year-to-date periods.  The filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 was delayed due to the late filing of our 2017 Form 10-K, as well as the necessity of our undertaking additional procedures as a result of the material weaknesses in our internal controls over financial reporting.  See “Item 9A. Controls and Procedures” in the 2017 Form 10-K and “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q for information regarding these material weaknesses.

ii

PART 1.                    FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$32,913	$1,508
Accounts receivable, net	127,010	146,346
Inventories	70,051	69,138
Income taxes receivable	824	13,079
Other current assets	20,004	20,888
Total current assets	250,802	250,959

Non-current assets:
Property, plant and equipment, net	91,302	93,615
Goodwill	196,343	196,343
Other intangible assets, net	19,971	21,940
Deferred income taxes	75,449	68,126
Other assets	10,416	9,440
Total assets	$644,283	$640,423

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$10,312	$4,336
Accounts payable	50,722	48,269
Accrued expenses and other current liabilities	64,695	66,683
Accrued compensation related costs	17,216	53,005
Total current liabilities	142,945	172,293

Long-term liabilities:
Long-term debt, less current portion	505,235	445,928
Other liabilities	49,678	50,253
Total liabilities	697,858	668,474

Commitments and contingent liabilities (Note O)

Shareholders’ deficit:
Common stock, $.01 par value; 60,000,000 shares authorized; 36,887,364 shares issued and 36,744,543 shares outstanding in 2018, and 36,515,232 shares issued and 36,372,411 shares outstanding in 2017	369	365
Additional paid-in capital	334,169	333,738
Accumulated other comprehensive loss	(4,268)	(1,686)
Accumulated deficit	(383,149)	(359,772)
Treasury stock, at cost; 142,821 shares at 2018 and 2017, respectively	(696)	(696)
Total shareholders’ deficit	(53,575)	(28,051)
Total liabilities and shareholders’ deficit	$644,283	$640,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenue	$233,995	$233,681
Material costs	76,356	74,405
Personnel costs	86,108	87,955
Other operating costs	31,096	32,689
General and administrative expenses	25,636	25,386
Professional accounting and legal fees	4,846	12,650
Depreciation and amortization	9,330	10,137
Income (loss) from operations	623	(9,541)
Interest expense, net	12,263	14,009
Loss on extinguishment of debt	16,998	—
Non-service defined benefit plan expense	176	184
Loss before income taxes	(28,814)	(23,734)
Benefit for income taxes	(6,196)	(6,000)
Net loss	$(22,618)	$(17,734)

Other comprehensive loss:
Unrealized loss on cash flow hedges (net of tax benefit of $702 for the three months ended March 31, 2018)	$(2,290)	$—
Unrealized loss on defined benefit plan (net of tax benefit of $105 and $0 for the three months ended March 31, 2018 and 2017, respectively)	(292)	(17)
Total other comprehensive loss	(2,582)	(17)
Comprehensive loss	$(25,200)	$(17,751)

Basic and Diluted Per Common Share Data:
Basic and diluted loss per common share	$(0.62)	$(0.49)
Weighted average shares used to compute basic and diluted earnings per common share	36,498,482	36,084,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2018

(dollars and share amounts in thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Net loss	—	—	—	—	(22,618)	—	(22,618)
Issuance of common stock upon vesting of restricted stock units	372	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	2,585	—	—	—	2,585
Cumulative effect of a change in accounting for revenue recognition (Note A)	—	—	—	—	(759)	—	(759)
Effect of shares withheld to cover taxes	—	—	(2,150)	—	—	—	(2,150)
Total other comprehensive loss	—	—	—	(2,582)	—	—	(2,582)
Balance, March 31, 2018	36,744	$369	$334,169	$(4,268)	$(383,149)	$(696)	$(53,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(22,618)	$(17,734)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,330	10,137
Provision for doubtful accounts	(94)	2,360
Stock-based compensation expense	2,585	2,164
Benefit for deferred income taxes	(6,355)	(6,050)
Amortization of debt issuance costs	1,701	1,952
Loss on extinguishment of debt	16,998	—
Gain on sale and disposal of fixed assets	(594)	(672)

Changes in operating assets and liabilities:
Accounts receivable, net	19,425	15,367
Inventories	1,085	(4,653)
Other current assets	650	39
Income taxes	12,255	849
Accounts payable	552	6,333
Accrued expenses and other current liabilities	(5,067)	(683)
Accrued compensation related costs	(35,789)	(19,171)
Other liabilities	(2,537)	(1,901)
Net cash used in operating activities	(8,473)	(11,663)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,388)	(2,348)
Purchase of therapeutic program equipment leased to third parties under operating leases	(2,034)	(629)
Purchase of company-owned life insurance investment	(598)	(555)
Proceeds from sale of property, plant and equipment	840	2,179
Net cash used in investing activities	(6,180)	(1,353)

Cash flows from financing activities:
Borrowings under term loan, net of discount	501,467	—
Repayment of term loan	(431,875)	(5,625)
Borrowings under revolving credit agreement	3,000	49,500
Repayments under revolving credit agreement	(8,000)	(31,500)
Payment of employee taxes on stock-based compensation	(2,150)	(1,338)
Payment on seller note and other contingent consideration	(1,749)	(3,498)
Payment of capital lease obligations	(364)	(278)
Payment of debt issuance costs	(6,757)	—
Payment of debt extinguishment costs	(8,436)	—
Net cash provided by financing activities	45,136	7,261

Increase (decrease) in cash, cash equivalents and restricted cash	30,483	(5,755)
Cash, cash equivalents and restricted cash, at beginning of period	4,779	9,412
Cash, cash equivalents and restricted cash, at end of period	$35,262	$3,657

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
Reconciliation of Cash, Cash Equivalents and Restricted Cash	2018	2017
Cash and cash equivalents, at beginning of period	$1,508	$7,157
Restricted cash, at beginning of period	3,271	2,255
Cash, cash equivalents, and restricted cash, at beginning of period	$4,779	$9,412

Cash and cash equivalents, at end of period	$32,913	$1,414
Restricted cash, at end of period	2,349	2,243
Cash, cash equivalents, and restricted cash, at end of period	$35,262	$3,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hanger, Inc. (“we,” “our,” or “us”) is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  We provide orthotic and prosthetic (“O&P”) services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to patients and businesses in acute, post-acute and clinic settings.  We operate through two segments, Patient Care and Products & Services.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as previously filed with the Securities and Exchange Commission (“SEC”).

In our opinion, the information contained herein reflects all adjustments necessary for a fair statement of our results of operations, financial position and cash flows.  All such adjustments are of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of those to be expected for the full year.

A detailed description of our significant accounting policies and management judgments is contained in our 2017 Form 10-K.

Reclassifications

We have reclassified certain amounts in the prior year consolidated financial statements to be consistent with the current year presentation.  These relate to classifications within both the condensed consolidated statements of operations and cash flows - see “Adoption of New Accounting Standards” for additional information.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related clarifying standards (“ASC 606”) on revenue recognition using the modified retrospective method for all contracts in place at January 1, 2018.  This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  This standard supersedes existing revenue recognition requirements.  The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers.

The majority of our contracts are generally short term in nature.  Revenue is recognized at the point of time when we transfer control of the good or service to the patient.  Under ASC 606, estimated uncollectible amounts due from self-pay patients, as well as co-pays, co-insurance and deductibles owed to us by patients with insurance are generally considered implicit price concessions and are now presented as a reduction of net revenue.  Under prior guidance, these amounts were recognized as bad debt expense and were included in other operating costs.  When estimating the variable consideration, we use historical collection experience to estimate amounts not expected to be collected.  Conversely, subsequent changes in collectability due to a change in financial condition (i.e. bankruptcy) continues to be recognized as bad debt expense.

The adoption of this standard did not have a material impact on our results of operations.  The cumulative effect of implementing this guidance resulted in an increase of $0.8 million to the opening balance of accumulated deficit from establishing a contract liability of $1.0 million for certain performance obligations that must be recognized over time and an increase in deferred tax assets in the amount of $0.3 million.

On January 1, 2018, we adopted two new accounting standards that clarify presentation (ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash) and classification (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments) in the statement of cash flows on a retrospective basis.  As a result of adoption:

•                  Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

•                  We added a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated statements of cash flows.  Restricted cash balances are included in “Other Current Assets” in our condensed consolidated balance sheets - see Note G - “Other Current Assets and Other Assets.”

On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  It was applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption.  As a result of adoption, there was no material impact to our condensed consolidated financial statements.

On January 1, 2018, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  As a result of adoption, there was no material impact on our condensed consolidated financial statements and we will apply the guidance to any future acquisitions should they occur.

On January 1, 2018, we adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  As a result of adoption, there was no material impact on our condensed consolidated financial statements and we will apply the guidance to any future changes to the terms or conditions of stock-based payment awards should they occur.

On January 1, 2018, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715.  The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity’s defined benefit pension and other postretirement plans.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement.  The amendments in this update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside of income from operations.  Accordingly, we have made certain reclassifications from “General and administrative expenses” to “Non-service pension expense” of $0.2 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  Such reclassifications did not have a material effect on our consolidated statement of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness.  ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  We adopted this guidance effective January 1, 2018.  The adoption did not have a material impact on our condensed consolidated financial statements or disclosures.

New Accounting Standards Issued, Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, from accumulated other comprehensive income to retained earnings.  This new standard is effective for us beginning January 1, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our condensed consolidated financial statements and the related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this ASU, and related clarifying standards, revise the accounting for leases.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond 12 months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for fiscal year 2019 and will be applied through a modified retrospective transition approach which includes a number of practical expedients for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  Early adoption is permitted.  We have not yet concluded how the new standard will impact our condensed consolidated financial statements.  Nonetheless, we anticipate that there will be a material increase to assets and lease liabilities for existing property leases representing our nationwide retail locations that are not already included on our consolidated balance sheet.

Revenue Recognition

Effect of Adoption of ASC 606

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to all contracts which were not completed as of January 1, 2018.  As a practical expedient, we adopted a portfolio approach in evaluating our sources of revenue for implications of adoption.  In accordance with the modified retrospective method, results of operations for the reporting periods after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (“ASC 605”).

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit.  Upon adoption of ASC 606, the cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 was as follows:

	December 31, 2017	Effects of	January 1, 2018
(in thousands)	As reported	Adoption	After adoption
Assets
Deferred income taxes	$68,126	$268	$68,394
Liabilities
Accrued expenses and other current liabilities	$66,683	$1,027	$67,710
Shareholders’ Deficit
Accumulated deficit	$(359,772)	$(759)	$(360,531)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and condensed consolidated balance sheet is as follows:

	As of and for the three months ended March 31, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Condensed Consolidated Statement of Operations
Net revenue	$233,995	$898	$234,893
Other operating costs	31,096	868	31,964
Income from operations	623	30	653
Loss before income taxes	(28,814)	30	(28,784)
Net loss	(22,618)	30	(22,588)
Comprehensive loss	(25,200)	30	(25,170)

Condensed Consolidated Balance Sheet
Assets
Deferred income taxes	$75,449	$(276)	$75,173
Total assets	644,283	(276)	644,007
Liabilities
Accrued expenses and other current liabilities	64,695	(1,057)	63,638
Total current liabilities	142,945	(1,057)	141,888
Total liabilities	697,858	(1,057)	696,801
Shareholders’ Deficit
Accumulated deficit	(383,149)	781	(382,368)
Total shareholders’ deficit	(53,575)	781	(52,794)

The adoption of ASC 606 resulted in deferring $1.1 million of net revenue from our Patient Care segment as of March 31, 2018 and recognizing net revenue for $1.0 million from satisfying performance obligations from the previous period.  Estimated uncollectible amounts due from self-pay patients for the three months ended March 31, 2018 were $0.9 million and are considered implicit price concessions under ASC 606 and are recorded as a reduction to net revenue.

Patient Care Segment

Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device.  At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the U.S. Department of Veterans Affairs and private or patient pay (“Private Pay”) individuals.  We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions.  These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances.  As such, these adjustments do not relate to an inability to pay, but to contractual allowances, our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, that we filed or appealed the payor’s determination timely, on the basis of our coding, failure by certain classes of patients to pay their portion of a claim or other administrative issues which are considered as part of the transaction price and recorded as a reduction of revenues.

Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components.  Warranties are not considered a separate performance obligation.  We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

A portion of our O&P revenue comes from the provision of cranial devices.  In addition to delivering the cranial device, there are patient follow up visits where we assist in treating the patient’s condition by adjusting or modifying the cranial device.  We conclude that, for these devices, there are two performance obligations and use the expected cost plus margin approach to estimate for the standalone selling price of each performance obligation.  The allocated portion associated with the patient’s receipt of the cranial device is recognized when the patient receives the device while the portion of revenue associated with the follow up visits is initially recorded as deferred revenue.  On average, the cranial device follow up visits occur within 90 days after the patient receives the device and the deferred revenue is recognized on a straight line basis over this period.

Medicare and Medicaid regulations and the various agreements we have with other third party payors, including commercial healthcare payors under which these contractual adjustments and disallowed revenue are calculated, are complex and are subject to interpretation and adjustment and may include multiple reimbursement mechanisms for different types of services.  Therefore, the particular O&P devices and related services authorized and provided, and the related reimbursement, are subject to interpretation and adjustment that could result in payments that differ from our estimates.  Additionally, updated regulations and reimbursement schedules, and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.  As a result, there is a reasonable possibility that recorded estimates could change and any related adjustments will be recorded as adjustments to net revenue when they become known.

The following table disaggregates our Patient Care segment’s revenue from contracts with customers for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Patient Care Segment
Medicare	$57,531	$55,245
Medicaid	29,711	28,292
Commercial Insurance/Managed Care (excluding Medicare and Medicaid Managed Care)	70,582	74,166
Veterans Administration	16,731	15,572
Private Pay	13,952	14,362
Total	$188,507	$187,637

Products & Services Segment

The adoption of ASC 606 did not have a material impact on our Product & Services segment.

Revenue in our Products & Services segment is derived from the distribution of O&P components and the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

Distribution services revenues are recognized when obligations under the terms of a contract with our customers are satisfied, which occurs with the transfer of control of our products.  This occurs either upon shipment or delivery of goods, depending on whether the terms are FOB Origin or FOB Destination.  Payment terms are typically between 30 to 90 days.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products to a customer (“transaction price”).

To the extent that the transaction price includes variable consideration, such as prompt payment discounts, list price discounts, rebates, and volume discounts, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

We reduce revenue by estimates of potential future product returns and other allowances.  Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized.  We make estimates of the amount of sales returns and allowances that will eventually be incurred.  Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts.

Therapeutic program equipment and related services revenue are recognized over the applicable term the customer has the right to use the equipment and as the services are provided.  Equipment sales revenue is recognized upon delivery, with any related services revenue deferred and recognized as the services are performed.  Sales of consumables are recognized upon delivery.

In addition, we estimate amounts recorded to bad debt expense using historical trends and these are presented as a bad debt expense under the operating expense section of our condensed consolidated financial statements.

The following table disaggregates our Product & Services segment’s revenue from contracts with customers for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$31,351	$30,624
Therapeutic solutions	14,137	15,420
Total	$45,488	$46,044

NOTE B — EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were 208,510 of as March 31, 2018 and 368,796 as of March 31, 2017.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to Hanger, Inc., the parent company, or any of its subsidiaries.

The reconciliation of the numerators and denominators used to calculate basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017

Net loss	$(22,618)	$(17,734)

Weighted average shares used to compute basic earnings per common share	36,498,482	36,084,630
Effect of potentially dilutive restricted stock units and options (1)	—	—
Weighted average shares used to compute diluted earnings per common share	36,498,482	36,084,630

Basic and diluted loss per common share	$(0.62)	$(0.49)

(1) As we are recognizing a loss for the periods presented, shares used to compute diluted per common share amounts excludes 537,497 shares for 2018 and 401,204 shares for 2017 of potentially dilutive shares related to unvested restricted stock units and unexercised options in accordance with ASC 260 - Earnings Per Share.

NOTE C — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net represent outstanding amounts we expect to collect from the transfer of our products and services.  Principally, these amounts are comprised of receivables from Medicare, Medicaid and commercial insurance plans.  Under ASC 606, our accounts receivables represent amounts outstanding from our gross billings, net of contractual discounts and other implicit price concessions including estimates for payor disallowances, sales returns and patient non-payments.

Under both ASC 606 and ASC 605, disallowed revenue is considered an adjustment to the transaction price.  However, upon adoption of ASC 606, estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are now presented as a reduction of net revenue.  Under prior guidance, these amounts were recognized as bad debt expense in other operating expenses.

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of March 31, 2018, and December 31, 2017 is comprised of the following:

	As of March 31, 2018			As of December 31, 2017
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$170,274	$23,179	$193,453	$193,150	$23,494	$216,644
Allowances for estimated implicit price concessions arising from:
Allowance for estimated payor disallowances	(53,370)	—	(53,370)	(56,233)	—	(56,233)
Allowance for estimated patient non-payments	(8,848)	—	(8,848)	—	—	—
Accounts receivable, gross	108,056	23,179	131,235	136,917	23,494	160,411
Allowance for doubtful accounts	—	(4,225)	(4,225)	(9,894)	(4,171)	(14,065)
Accounts receivable, net	$108,056	$18,954	$127,010	$127,023	$19,323	$146,346

NOTE D — INVENTORIES

Our inventories are comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$20,161	$19,929
Work in process	11,543	8,996
Finished goods	38,347	40,213
Total inventories	$70,051	$69,138

NOTE E — PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment, net were comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Land	$644	$644
Buildings	26,458	28,180
Furniture and fixtures	13,448	12,968
Machinery and equipment	26,963	26,838
Therapeutic program equipment leased to third parties under operating leases	30,317	31,100
Leasehold improvements	103,136	100,999
Computers and software	65,847	65,455
Total property, plant, and equipment, gross	266,813	266,184
Less: accumulated depreciation	(175,511)	(172,569)
Total property, plant, and equipment, net	$91,302	$93,615

Total depreciation expense was approximately $7.4 million and $7.7 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS

We assess goodwill and indefinite lived intangible assets for impairment annually on October 1st, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The carrying value of goodwill at March 31, 2018 and December 31, 2017 was $196.3 million.

The balances related to intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018				December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$36,250	$(25,705)	$—	$10,545	$36,439	$(24,267)	$—	$12,172
Other intangible assets	15,553	(10,427)	—	5,126	15,820	(10,352)	—	5,468
Definite-lived intangible assets	51,803	(36,132)	—	15,671	52,259	(34,619)	—	17,640
Indefinite life - trade name	9,070	—	(4,770)	4,300	9,070	—	(4,770)	4,300
Total other intangible assets	$60,873	$(36,132)	$(4,770)	$19,971	$61,329	$(34,619)	$(4,770)	$21,940

Total intangible amortization expense was approximately $2.0 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated aggregate amortization expense for definite lived intangible assets for each of the next five years ended December 31st and thereafter is as follows:

(in thousands)
2018 (remainder of year)	$4,721
2019	3,714
2020	3,457
2021	879
2022	817
Thereafter	2,083
Total	$15,671

NOTE G — OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Non-trade receivables	$6,379	$7,668
Prepaid rent	4,442	4,248
Prepaid maintenance	2,896	3,134
Restricted cash	2,349	3,271
Prepaid other	1,160	1,436
Prepaid insurance	1,627	271
Other	1,151	860
Total other current assets	$20,004	$20,888

Other assets consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Cash surrender value of COLI	$2,986	$2,340
Non-trade receivables	2,417	2,407
Deposits	2,221	2,193
Other	2,792	2,500
Total other assets	$10,416	$9,440

NOTE H — ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of:

(in thousands)	March 31, 2018	December 31, 2017
Patient prepayments, deposits and refunds payable	$30,803	$30,194
Accrued professional fees	6,069	11,612
Insurance and self-insurance accruals	9,050	8,901
Accrued sales taxes and other taxes	5,991	6,335
Accrued interest payable	486	845
Other current liabilities	12,296	8,796
Total	$64,695	$66,683

Other liabilities consist of:

(in thousands)	March 31, 2018	December 31, 2017
Supplemental executive retirement plan obligations	$20,396	$21,842
Long-term insurance accruals	9,531	9,531
Deferred tenant improvement allowances	7,601	7,361
Unrecognized tax benefits	5,271	5,219
Deferred rent	4,735	4,909
Other	2,144	1,391
Total	$49,678	$50,253

NOTE I — INCOME TAXES

We recorded a benefit from income tax of $6.2 million and $6.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  The effective tax rate was 21.5% and 25.3% for the three months ended March 31, 2018 and March 31, 2017, respectively.

We typically determine our interim income tax provision by using the estimated annual effective tax rate and applying that rate to income/loss on a current year-to-date basis.  We have determined that since small changes in estimated ordinary income for 2018 would result in significant changes in the estimated annual effective tax rate, this method would not provide reliable results for the quarter ended March 31, 2018.  Therefore, a discrete year-to-date method of reporting was used for the quarter ended March 31, 2018.  Under the discrete method, we determined the income tax provision based upon actual results as if the interim period were an annual period.

The decrease in the effective tax rate for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is primarily attributable to the changes enacted by the Tax Act and using the discrete method for interim reporting for the three months ended March 31, 2018.  Our effective tax rate for the three months ended March 31, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the shortfall from stock-based compensation recorded as a discrete item during the period.  Our effective tax rate for the three months ended March 31, 2017 differed from the federal statutory tax rate of 35% primarily due to non-deductible expenses and the shortfall from stock-based compensation recorded as a discrete item during the period.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  In the fourth quarter of 2017, we recorded a provisional amount of $35.0 million of tax expense related to re-measurement of our deferred tax assets and liabilities.

For the three months ended March 31, 2018, there were no significant adjustments to this amount although it remains provisional.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities.  The future issuance of U.S. Treasury Regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimate.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

NOTE J — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	March 31, 2018	December 31, 2017
Credit Agreement, dated March 6, 2018
Revolving credit facility	$—	$—
Term loan B	505,000	—
Prior Credit Agreement, dated August 1, 2016
Term loan B	$—	$280,000
Prior Credit Agreement, dated June 17, 2013
Revolving credit facility	—	5,000
Term loan	—	151,875
Seller notes	4,163	5,912
Financing leases and other	16,812	18,169
Total debt before unamortized discount and debt issuance costs	$525,975	$460,956
Unamortized discount and debt issuance costs, net	(10,428)	(10,692)
Total debt	$515,547	$450,264
Less: Current portion of long-term debt	10,312	4,336
Long-term debt	$505,235	$445,928

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”).

The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.9 million as of March 31, 2018.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

Net proceeds from the borrowings under the Credit Agreement, which totaled approximately $501.5 million, were used in part to repay in full all previously existing loans outstanding under our previous credit agreement and Term B credit agreement.  Proceeds were also used to pay various transaction costs including fees paid to respective lenders and accrued and unpaid interest.  The remainder of the proceeds are being used to provide ongoing working capital and capital for other general corporate purposes.

In connection with the Credit Agreement, we paid debt issuance costs of approximately $6.8 million.  As part of the repayment of amounts outstanding under our prior credit agreements, we paid a call premium totaling approximately $8.4 million and expensed outstanding unamortized discount and debt issuance costs totaling approximately $8.6 million.  The call premium and unamortized debt issuance costs on the prior credit agreements are included in “Loss on Extinguishment of Debt” in the condensed consolidated statements of operations for the three months ended March 31, 2018.

Our obligations under the Credit Agreement are currently guaranteed by our material domestic subsidiaries and will from time to time be guaranteed by, subject in each case to certain exceptions, any domestic subsidiaries that may become material in the future.  Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of our personal property and each subsidiary guarantor.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  At March 31, 2018, the weighted average interest rate on outstanding borrowings under our Term loan B facility was approximately 5.4%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note L - “Derivative Financial Instruments.”

We must also pay (i) an unused commitment fee ranging from 0.375% to 0.500% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to nonfinancial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

The Credit Agreement contains various restrictions and covenants, including requirements that we maintain certain financial ratios at prescribed levels and restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.

The Credit Agreement also contains customary events of default.  If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable.  In addition, if we or any subsidiary guarantor becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.  Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) upon acceleration of such loans, (ii) while a payment event of default exists or (iii) upon the lenders’ request, during the continuance of any other event of default.

Scheduled maturities of debt at March 31, 2018 were as follows (in thousands):

2018 (remainder of year)	$7,320
2019	8,095
2020	7,011
2021	5,619
2022	5,720
Thereafter	492,210
Total debt before unamortized discount and debt issuance costs, net	525,975
Unamortized discount and debt issuance costs, net	(10,428)
Total debt	$515,547

NOTE K — FAIR VALUE MEASUREMENTS

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

Financial Instruments

We hold investments in money market funds which are measured at fair value on a recurring basis.  As of March 31, 2018 and December 31, 2017, $2.3 million and $3.3 million, respectively, of money market funds which are restricted from general use are presented within “Other current assets.”  The fair values of our money market funds are based on Level 1 observable market prices and are equivalent to one dollar per share.  The carrying value of accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments.

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value of our outstanding term loan as of March 31, 2018 was $505.0 million which approximates its fair value.  The carrying value of our outstanding term loan as of December 31, 2017 was $151.9 million compared to its fair value of $149.4 million.  The carrying value of our outstanding Term Loan B as of December 31, 2017 was $280.0 million compared to its fair value of $283.5 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of March 31, 2018, we had no amounts outstanding on our revolving credit facility.  The carrying value of the amount outstanding on our revolving credit facilities as of December 31, 2017 was $5.0 million compared to the fair value $4.9 million.  Our estimates of fair value are based on a discounted cash flow model using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

In March 2018, we entered into interest rate swap agreements with notional values of $325 million, at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  The interest rate swap agreements are designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note J - “Long-Term Debt” and Note L - “Derivative Financial Instruments” for further information.

The carrying value of our outstanding subordinated promissory notes issued in connection with acquisitions (“Seller Notes”) as of March 31, 2018 and December 31, 2017 was $4.2 million and $5.9 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

NOTE L — DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to certain risks arising from both our business operations and economic conditions.  We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter-party in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

During the three months ended March 31, 2018, such derivatives were used to hedge certain variable cash flows associated with existing variable-rate debt.  As of March 31, 2018, our swaps had a notional value outstanding of $325.0 million.  We had no swaps outstanding as of December 31, 2017.

Changes in Net Gain or Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss (“AOCI”) as of December 31, 2017 and March 31, 2018:

(in thousands)	Cash Flow Hedges
Balance at December 31, 2017	$—
Unrealized loss recognized in other comprehensive loss, net of tax	2,538
Reclassification of loss to interest expense, net	(248)
Balance at March 31, 2018	$2,290

The following table presents the fair value of derivative liabilities within the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$2,053	$—	$—
Other liabilities	—	939	—	—

NOTE M — STOCK-BASED COMPENSATION

The Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) as originally adopted by our Board of Directors (the “Board”) in April 2016 authorized 2,250,000 shares of Common Stock, plus (1) the number of shares available for issuance under our prior equity incentive plan, the Hanger, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) that had not been made subject to outstanding awards as of the effective date of the 2016 Plan and (2) any shares that would have become available again for new grants under the terms of the 2010 Plan if such plan were still in effect.

We have estimated that the shares available for issuance under the 2016 Plan would not be sufficient to cover the equity award grants expected to be made to our directors, officers and employees through the remainder of 2018 and in connection with our annual equity award grants in March 2019.  Therefore, on May 9, 2018, the Board adopted an amendment to the 2016 Plan that authorized the issuance of up to an additional 375,000 shares of our common stock.

For the three months ended March 31, 2018 and 2017, we recognized a total of approximately $2.6 million and $2.2 million, respectively, of stock-based compensation expense.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

The summary of restricted stock units, performance-based restricted stock units, and weighted average grant date fair values are as follows:

	Employee Service-Based Awards		Employee Performance-Based Awards		Director Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	1,183,039	$14.30	632,636	$18.87	98,406	$12.66
Granted	560,657	15.68	267,522	17.93	—	—
Vested	(352,106)	16.14	(135,200)	25.95	(21,928)	12.77
Forfeited	(47,808)	12.58	(26,479)	18.38	—	—
Nonvested at March 31, 2018	1,343,782	$14.45	738,479	$17.25	76,478	$12.63

There was no option activity during the three months ended March 31, 2018.

NOTE N — SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Defined Benefit Supplemental Executive Retirement Plan

Our unfunded noncontributory defined benefit plan (“DB SERP”) covers certain senior executives, is administered by us and calls for annual payments upon retirement based on years of service and final average salary.  Benefit costs and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates and other factors.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The DB SERP’s change in net benefit cost and obligation at March 31, 2018 and 2017 is as follows:

Change in Benefit Obligation

(in thousands)
Benefit obligation at December 31, 2017	$20,793
Service cost	92
Interest cost	150
Payments	(1,877)
Benefit obligation at March 31, 2018	$19,158

Benefit obligation at December 31, 2016	$21,304
Service cost	85
Interest cost	167
Payments	(1,811)
Benefit obligation at March 31, 2017	$19,745

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in thousands)	2018	2017
Accrued expenses and other current liabilities	$1,913	$1,913
Other liabilities	17,245	18,880
Total accrued liabilities	$19,158	$20,793

Defined Contribution Supplemental Executive Retirement Plan

We have a defined contribution plan (“DC SERP”) that covers certain of our senior executives.  Each participant is given a notional account to manage his or her annual distributions and allocate the funds among various investment options (e.g. mutual funds).  These accounts are tracking accounts only for the purpose of calculating the participant’s benefit.  The participant does not have ownership of the underlying mutual funds.  When a participant initiates or changes the allocation of his or her notional account, we will generally make an allocation of our investments, to match those chosen by the participant.  While the allocation of our sub accounts is generally intended to mirror the participant’s account records (i.e. the distributions and gains or losses on those funds), the employee does not have legal ownership of any funds until payout upon retirement.  The underlying investments are owned by the insurance company (and we own an insurance policy).

As of March 31, 2018 and 2017, the estimated accumulated obligation benefit is $3.2 million and $2.3 million, respectively, of which $2.9 million and $2.0 million is funded and $0.3 million and $0.3 million is unfunded at March 31, 2018 and 2017, respectively.

In connection with the DC SERP benefit obligation, we maintain a company owned life insurance (“COLI”) policy which is measured at its cash surrender value and is presented within “Other assets” in our consolidated balance sheets.  See Note G - “Other Current Assets and Other Assets” for additional information.

NOTE O — COMMITMENTS AND CONTINGENCIES

Commitments

In April 2014, in connection with the settlement of a patent infringement dispute, our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), entered into a non-cancellable agreement to purchase a total of $4.5 million of prosthetic gel liners in five installments.  We determined that a portion of the prosthetic gel liners should be reserved as excess and slow-moving inventory, and we accrued a liability and expensed $3.4 million in 2014.  As of March 31, 2018, $1.5 million of the non-cancellable purchase commitment was outstanding with $1.0 million and $0.5 million of purchases due by April of 2018 and 2019, respectively.  As of March 31, 2018, our reserve associated with the non-cancellable purchase commitment was $2.7 million.

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

In February and August of 2015, two separate shareholder derivative suits were filed in Texas state court against us related to the announced restatement of certain of our financial statements.  The cases were subsequently consolidated into Judy v. Asar, et. al., Cause No. D-1-GN-15-000625.  On October 25, 2016, plaintiffs in that action filed an amended complaint, and the case is currently pending before the 345 Judicial District Court of Travis County, Texas.

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

The plaintiffs have since subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, take the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel has filed a motion to compel the Special Committee’s counsel to produce the report.  The hearing on the motion to compel is scheduled for June 28, 2018.  We intend to vigorously oppose the motion to compel.  Upon resolution of the discovery dispute and completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

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

Other Matters

In May 2015, one of our clinics received a civil investigative demand for records relating to a sample of claims submitted to Medicare and Medicaid for reimbursement, and we provided records in response to the subpoena.  In May 2017, we were informed by an Assistant United States Attorney that it was investigating whether we properly provided and claimed reimbursement for prosthesis skins and covers from July 2013 (after an industry announcement) to the present.  We have reviewed the claims, and have cooperated with the government’s investigation.  This matter was resolved in March 2018 and did not have a material impact on the first quarter of 2018.

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

NOTE P — SEGMENT AND RELATED INFORMATION

We have identified two operating segments and both performance evaluation and resource allocation decisions are determined based on each operating segment’s income from operations.  The operating segments are described further below:

Patient Care - This segment consists of (i) our owned and operated patient care clinics, and (ii) our contracting and network management business.  The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care and maintenance of the devices.  The principal reimbursement sources for our services are:

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

Products & Services - This segment consists of our distribution services business, which distributes and fabricates O&P products and components to sell to both the O&P industry and our own patient care clinics, and our therapeutic solutions business.  The therapeutic solutions business provides and sells rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.  This segment also develops emerging neuromuscular technologies for the O&P and rehabilitation markets.

Corporate & Other - This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees and corporate offices expenses.

The accounting policies of the segments are the same as those described in Note B - “Significant Accounting Policies” in our 2017 Form 10-K.

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment.  The sales are priced at the cost of the related materials plus overhead.

Summarized financial information concerning our reporting segments is shown in the following tables.

Total assets for each of the segments has not materially changed from December 31, 2017.

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
March 31, 2018
Net revenue
Third party	$188,507	$45,488	$—	$—	$233,995
Intersegments	—	42,522	—	(42,522)	—
Total net revenue	188,507	88,010	—	(42,522)	233,995
Material costs
Third party suppliers	52,175	24,181	—	—	76,356
Intersegments	5,724	36,798	—	(42,522)	—
Total material costs	57,899	60,979	—	(42,522)	76,356
Personnel expenses	73,613	12,495	—	—	86,108
Other expenses	35,004	6,155	20,419	—	61,578
Depreciation & amortization	4,898	2,502	1,930	—	9,330
Income (loss) from operations	17,093	5,879	(22,349)	—	623
Interest expense, net	7,989	3,265	1,009	—	12,263
Loss on extinguishment of debt	—	—	16,998	—	16,998
Non-service defined benefit plan expense	—	—	176	—	176
Income (loss) before income taxes	9,104	2,614	(40,532)	—	(28,814)
Benefit for income taxes	—	—	(6,196)	—	(6,196)
Net income (loss)	$9,104	$2,614	$(34,336)	$—	$(22,618)

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
March 31, 2017
Net revenue
Third Party	$187,637	$46,044	$—	$—	$233,681
Intersegments	—	41,201	—	(41,201)	—
Total net revenue	187,637	87,245	—	(41,201)	233,681
Material costs
Third party suppliers	50,609	23,796	—	—	74,405
Intersegments	5,824	35,377	—	(41,201)	—
Total material costs	56,433	59,173	—	(41,201)	74,405
Personnel expenses	75,515	12,440	—	—	87,955
Other expenses	35,717	6,893	28,115	—	70,725
Depreciation & amortization	5,429	2,670	2,038	—	10,137
Income (loss) from operations	14,543	6,069	(30,153)	—	(9,541)
Interest expense, net	8,163	3,332	2,514	—	14,009
Loss on extinguishment of debt	—	—	—	—	—
Non-service defined benefit plan expense	—	—	184	—	184
Income (loss) before income taxes	6,380	2,737	(32,851)	—	(23,734)
Benefit for income taxes	—	—	(6,000)	—	(6,000)
Net income (loss)	$6,380	$2,737	$(26,851)	$—	$(17,734)

NOTE Q — SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Additions to property, plant and equipment acquired through financing obligations	$1,208	$623
Retirements of financed property, plant and equipment and related obligations	2,246	—
Purchase of property, plant and equipment in accounts payable at period end	545	1,337

NOTE R — SUBSEQUENT EVENTS

On May 15, 2018, we received a favorable net settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April 2010.  We anticipate the receipt of no further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  Given that this amount is considered a gain contingency, we did not record income associated with this settlement during the period ending March 31, 2018, or in any prior period.  We intend to recognize this settlement amount as income in our condensed consolidated financial statements for the quarter ending June 30, 2018.

On May 9, 2018, the Board adopted an amendment to the 2016 Plan, which authorized the issuance of up to an additional 375,000 shares of our common stock.  See Note M - “Stock-based Compensation” for more information.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains statements that are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies.  These statements often include words such as “believe,” “expect,” “project,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar words.  These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.  We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports.

These statements involve risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report, and any claims, investigations or proceedings arising as a result, as well as our ability to remediate the material weaknesses in our internal control over financial reporting described in Item 4. “Controls and Procedures” contained elsewhere in this report, changes in the demand for our O&P products and services, uncertainties relating to the results of operations or our acquired O&P patient care clinics, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health care industry, uncertainties inherent in investigations and legal proceedings, governmental policies affecting O&P operations and other risks and uncertainties generally affecting the health care industry.

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included in our Quarterly Report on Form 10-Q will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.  Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors” contained in our 2017 Form 10-K or by other unknown risks and uncertainties.

Non-GAAP Measures

We refer to certain financial measures and statistics that are not in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We utilize these non-GAAP measures in order to evaluate the underlying factors that affect our business performance and trends.  These non-GAAP measures should not be considered in isolation and should not be considered superior to, or as a substitute for, financial measures calculated in accordance with GAAP.  We have defined and provided a reconciliation of these non-GAAP measures to their most comparable GAAP measures.  The non-GAAP measures used in this Management’s Discussion and Analysis are as follows:

Adjusted Gross Revenue and Disallowed Revenue - “Adjusted gross revenue” reflects our gross billings after their adjustment to reflect estimated discounts established in our contracts with payors of health care claims.  Pursuant to our contracts with payors, a portion of our adjusted gross billings may be disallowed based on factors including physician documentation, patient eligibility, plan design, prior authorization, timeliness of filings or appeal, coding selection, failure by certain patients to pay their portion of claims, computational errors associated with sequestration and other factors.  We refer to these and other amounts as being “disallowed revenue” or “payor disallowances.”  Our net revenue reflects adjusted gross revenue after reduction for the estimated aggregate amount of disallowed revenue for the applicable period.  To facilitate analysis of the comparability of our results, we provide these non-GAAP measures due to the significant changes that we have experienced in recent years in disallowed revenue which are further discussed below.

Same Clinic Revenues Per Day - measures the year-over-year change in revenue from clinics that have been open a full calendar year or more, examples of clinics not included in the same center population are closures and acquisitions.  Day-adjusted growth normalizes sales for the number of days a clinic was open in each comparable period.

Overview

Business Overview

General

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication and delivery of custom O&P devices through 683 patient care clinics and 108 satellite locations in 44 states and the District of Columbia as of March 31, 2018.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution services and our therapeutic solutions businesses.  As a leading provider of O&P products in the United States, we coordinate, through our distribution services business, the procurement and distribution of a broad catalog of O&P parts, componentry and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania and Texas.  The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,000 skilled nursing and post-acute providers nationwide.

For the three months ended March 31, 2018 and 2017, our net revenues were $234.0 million and $233.7 million, respectively.  We recorded income from operations of $0.6 million and a loss of $9.5 million for the three months ended March 31, 2018 and 2017, respectively.

Industry Overview

We estimate that approximately $4.0 billion is spent in the United States each year for orthotic and prosthetic products and services.  We estimate that our Patient Care segment currently accounts for approximately 20% market share, providing a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in acute, post-acute and patient care clinic settings.

The traditional O&P patient care industry is highly fragmented and is characterized by local, independent O&P businesses.  We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient care clinic revenues.

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

We estimate the market for rehabilitation technologies, integrated clinical programs and clinician training in skilled nursing facilities (“SNFs”) to be approximately $150 million annually.  We currently provide these products and services to approximately 25% of the estimated 15,000 SNFs located in the U.S.  We estimate the market for rehabilitation technologies, clinical programs and training within the broader post-acute rehabilitation markets to be approximately $400 million annually.  We do not currently provide a meaningful amount of products and services to this broader market.

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

Government reimbursement is comprised of Medicare, Medicaid and the U.S. Department of Veterans Affairs.  These payors set maximum reimbursement levels for O&P services and products.  Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment.  The CPI-U is adjusted further by an efficiency factor (the “Productivity Adjustment” or the “Multi-Factor Productivity Adjustment”) in order to determine the final rate adjustment each year.  There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

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

Our distribution services business enables us to:

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

Through our wholly-owned subsidiary, Accelerated Care Plus Corp., our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to post-acute care and rehabilitation providers.  Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and ongoing clinician education and training.  Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.  We serve approximately 4,000 skilled nursing and post-acute providers nationwide.

Effect of Delay in Financial Filings

As discussed in our 2017 Form 10-K, due to prior restatements and related issues, we have been delayed in the preparation and filing of our financial statements in recent years.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated professional fees associated with these efforts are as follows:

(in thousands) For the Three Months Ended	Expensed	Paid	Balance to be Paid in Future Periods
March 31, 2017	$11,537	$14,766	$19,672
June 30, 2017	7,567	13,765	13,474
September 30, 2017	6,839	6,430	13,883
December 31, 2017	6,358	9,956	10,285
March 31, 2018	3,700	7,755	6,230

We currently estimate that during 2018, we will expend a total of $13.0 million in excess professional fees, with the primary purpose for future expenditures relating to our focus on the remediation of our continuing material weaknesses in internal controls over financial reporting.  Due to the ongoing material weaknesses in our controls over financial reporting, we currently undertake additional substantive procedures to test and verify financial statement amounts in connection with the preparation of our financial statements.

With the filing of this Quarterly Report on Form 10-Q, we now have no further unfiled annual or quarterly financial statements relating to prior operating periods.  It is our current intention to commence the timely filing of our financial statements with the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2018.  However, in the event that we are not able to complete the procedures necessary to substantiate our financial results for that period, or any subsequent period, we would by necessity delay that financial filing and then work to further address and resolve the causes of such a delay.

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid and the VA.  Patient Care constitutes 80.6% and 80.3% of our net revenue for the three months ended March 31, 2018 and 2017, respectively.  Our remaining net revenue is from our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims.  Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory (or “activity”) level of a patient.  Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, that we filed or appealed the payor’s determination timely, on the basis of our coding, failure by certain classes of patients to pay their portion of a claim and for various other reasons.  If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.  Due to the increasing demands of these processes, the level and capability of our staffing, as well as our material weaknesses and other considerations, our consolidated disallowed revenue and its relationship to consolidated adjusted gross revenue increased over historical levels to a peak level in 2014.

Commencing in late 2014 and continuing through today, we have taken a number of actions to halt and reverse these disallowed revenue trends.  These initiatives included: (i) the retention of consultants and creation of a central revenue cycle management function; (ii) addressing the issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.  Through 2017, we have seen significant improvements in these rates.  While we intend to continue to work towards further improvements in our procedures through the use of technology within our clinic and revenue cycle functions, we do not currently foresee that future reductions in disallowed revenue will be as achievable or substantial as the improvements realized since 2014.

Under both ASC 606 and the previous revenue recognition guidance ASC 605, Revenue Recognition, disallowed revenue is considered an adjustment to the transaction price.  However, upon adoption of ASC 606, estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are now presented as a reduction of net revenue.  Under prior guidance, these amounts were recognized as bad debt expense in other operating expenses.

Implicit price concessions such as payor disallowances and patient non-payments for the Patient Care segment for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net revenue	$188,507	$187,637
Estimated implicit price concessions arising from:
Payor disallowances	8,262	7,116
Patient non-payments	869	—
Adjusted gross revenue	$197,638	$194,753

Payor disallowances	$8,262	$7,116
Patient non-payments	869	—
Bad debt expense	—	1,802
Payor disallowances, patient non-payments and bad debt expense	$9,131	$8,918

Payor disallowances %	4.2%	3.7%
Patient non-payments %	0.4%	—%
Bad debt expense %	—%	0.9%
Percent of adjusted gross revenue	4.6%	4.6%

New System Implementation

As discussed in our 2017 Form 10-K, in recent years we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics.  As of March 31, 2018, we have completed the installation of this system in approximately 70% of our clinic locations.  We currently estimate that we will incur approximately $4.6 million in training, travel and related implementation costs in 2018.

Acquisitions

We did not complete any acquisitions during the first quarter of 2018 and currently do not anticipate completing an acquisition in the quarter ending June 30, 2018.  However, we currently do believe it likely that we will commence the acquisition of orthotics and prosthetic clinics which are similar to those that we operate through our Patient Care segment during the second half of this year.

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

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This one week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarters of 2018 and 2017, we spent approximately $2.3 million and $2.0 million, respectively, on travel and other costs associated with this one week event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the one week period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions and disclosures.  We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results and financial position.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  Revenue recognition

•                  Accounts receivable, net

•                  Inventories

•                  Business combinations

•                  Goodwill and other intangible assets, net

•                  Income taxes

The use of different estimates, assumptions, or judgments could have a material effect on reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.  These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note A - “Organization and Summary of Significant Accounting Policies” contained within these condensed consolidated financial statements.

Results of Operations

Our results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,		Percent Change
(dollars in thousands)	2018	2017	2018 v 2017
Net revenue	$233,995	$233,681	0.1%
Material costs	76,356	74,405	2.6%
Personnel costs	86,108	87,955	(2.1)%
Other operating costs	31,096	32,689	(4.9)%
General and administrative expenses	25,636	25,386	1.0%
Professional accounting and legal fees	4,846	12,650	(61.7)%
Depreciation and amortization	9,330	10,137	(8.0)%
Operating expenses	233,372	243,222	(4.0)%
Income (loss) from operations	623	(9,541)	**
Interest expense, net	12,263	14,009	(12.5)%
Loss on extinguishment of debt	16,998	—	100.0%
Non-service defined benefit plan expense	176	184	(4.3)%
Loss before income taxes	(28,814)	(23,734)	21.4%
Benefit for income taxes	(6,196)	(6,000)	3.3%
Net loss	$(22,618)	$(17,734)	27.5%

** Not a meaningful percentage

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Three Months Ended March 31,
	2018	2017
Material costs	32.6%	31.8%
Personnel costs	36.8%	37.6%
Other operating costs	13.2%	14.1%
General and administrative expenses	11.0%	10.9%
Professional accounting and legal fees	2.1%	5.4%
Depreciation and amortization	4.0%	4.3%
Operating expenses	99.7%	104.1%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net revenue.  Net revenue for the three months ended March 31, 2018 was $234.0 million, an increase of $0.3 million, or 0.1%, from $233.7 million for the three months ended March 31, 2017.  Net revenue by operating segment, after elimination of intersegment activity was as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$188,507	$187,637	$870	0.5%
Products & Services	45,488	46,044	(556)	(1.2)%
Net revenue	$233,995	$233,681	$314	0.1%

Patient Care net revenue for the three months ended March 31, 2018 was $188.5 million, an increase of $0.9 million, or 0.5%, from $187.6 million for the same period in the prior year.  Same clinic revenue increased $2.1 million for the three months ended March 31, 2018 compared to the same period in the prior year, reflecting an increase in same clinic revenue per day of 1.1%.  This growth was offset by the effect of clinic closures which reflected decreased revenue of $0.4 million as compared with the same period in the prior year.  Net revenue for the three months ended March 31, 2018 was also negatively impacted as compared to the same period in the prior year by $0.9 million from the adoption of the new revenue accounting standard on January 1, 2018.

Revenue from prosthetic patients increased by 6.0% as compared to the same period in the prior year.  This growth was partially offset by revenue declines in orthotics, shoes and shoe inserts.  Prosthetic revenue constituted 51% of Patient Care’s revenue in the first quarter as compared with 49% for the same period in the prior year.  We believe this growth in prosthetic revenue has been due in part to an increased focus on the demonstration of patient outcomes and related marketing initiatives.  Decreases in shoes and shoe inserts relate generally to our de-emphasis of this lower margin category of care.

Products & Services net revenue for the three months ended March 31, 2018 was $45.5 million, a decrease of $0.6 million, or 1.2% from $46.0 million for the same period in the prior year.  This decrease was comprised of $1.3 million decrease in net revenue from therapeutic services, which related primarily to client cancellations, partially offset by $0.7 million increase from the distribution of O&P componentry to independent providers.

Material costs.  Material costs for the three months ended March 31, 2018 were $76.4 million, an increase of $2.0 million, or 2.6%, from $74.4 million for the same period in the prior year.  Due primarily to changes in our Patient Care segment product mix, total material costs as a percentage of net revenue increased to 32.6% in 2018 from 31.8% in 2017.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$57,899	$56,433	$1,466	2.6%
Products & Services	18,457	17,972	485	2.7%
Material costs	$76,356	$74,405	$1,951	2.6%

Patient Care material costs increased $1.5 million, or 2.6%, for the three months ended March 31, 2018 compared to the same period in the prior year, and increased slightly as a percent of net revenue to 30.7% in 2018 from 30.1% in 2017.

Products & Services material costs increased $0.5 million, or 2.7%, for the three months ended March 31, 2018 compared to the same period in the prior year and reflected an increase on a percent of revenue basis, growing to 40.6% in the three months ended March 31, 2018 from 39.0% in the same period in 2017.

Personnel costs.  Personnel costs for the three months ended March 31, 2018 were $86.1 million, a decrease of $1.8 million, or 2.1%, from $88.0 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$73,613	$75,515	$(1,902)	(2.5)%
Products & Services	12,495	12,440	55	0.4%
Personnel costs	$86,108	$87,955	$(1,847)	(2.1)%

Personnel costs for our Patient Care segment were $73.6 million for the three months ended March 31, 2018, a decrease $1.9 million, or 2.5%, from $75.5 million for the same period in the prior year.  Patient Care benefits expense decreased $2.5 million from lower medical costs, partially offset by a $0.6 million increase in salary expense and other personnel related costs.  Personnel costs in the Products & Services segment were relatively flat for the three months ended March 31, 2018 compared to the same period in the prior year.

Other operating costs.  Other operating costs for the three months ended March 31, 2018 were $31.1 million, a decrease of $1.6 million, or 4.9%, from $32.7 million for the same period in the prior year.  Bad debt expense decreased $2.5 million, primarily from the adoption of the new revenue accounting standard under which certain of these expenses were re-characterized as implicit price concessions within our Patient Care segment and are now reflected as an adjustment to net revenue.  This decrease in was partially offset by a $0.7 million increase in travel and education related expenses and a $0.2 million increase in other operating costs.  During the first quarter of each year, we hold our annual Education Fair, which is a national meeting of approximately 1,000 of our employees, primarily comprised of our clinicians.  We incurred $2.3 million in costs associated with the Education Fair during the first quarter of 2018 as compared with $2.0 million of expenses in connection with the meeting held in the first quarter of 2017.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2018 were $25.6 million, an increase of $0.3 million, or 1.0%, from $25.4 million for the same period in the prior year.  This increase included $0.6 million related to a prior year benefit from company owned life insurance and $0.4 million in travel and education related expenses, partially offset by decreases in facilities related costs of $0.6 million and $0.1 million in other expenses.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended March 31, 2018 were $4.8 million, a decrease of $7.8 million from $12.7 million for the same period in the prior year.  Advisory and other fees decreased $4.8 million, audit related fees decreased $2.7 million and legal fees decreased $0.3 million.

Depreciation and amortization.  Depreciation and amortization for the three months ended March 31, 2018 was $9.3 million, a decrease of $0.8 million, or 8.0%, from $10.1 million for the same period in the prior year.  The decrease included lower amortization of $0.5 million as a result of fully amortized intangible assets, $0.2 million of lower therapeutic equipment depreciation and $0.1 million of lower depreciation on software.

Interest expense, net.  Interest expense for the three months ended March 31, 2018 was $12.3 million, a decrease of $1.7 million, or 12.5%, from $14.0 million for the same period in the prior year.  The decrease was primarily due to lower interest rates on outstanding borrowing from our debt refinancing in March 2018.

Loss on extinguishment of debt.  Debt extinguishment costs for the three months ended March 31, 2018 totaled $17.0 million and related to our debt refinancing on March 6, 2018 - see Note J - “Long-term Debt.”

Benefit for income taxes.  The benefit for income taxes for the three months ended March 31, 2018 was $6.2 million, or 21.5% of loss from continuing operations before taxes, compared to a benefit of $6.0 million, or 25.3% of loss from continuing operations before taxes for the three months ended March 31, 2017.  The effective tax rate in 2018 consists principally of the 21% federal statutory tax rate in addition to state income taxes, less permanent tax differences.  The federal statutory tax rate in 2017 was 35%.  The increase in benefit for income taxes was largely driven by an increase in loss before income taxes partially offset by the lower effective tax rate.

The income tax provision for the three months ended March 31, 2018 was computed on a discrete period basis due to an exceptional circumstance in which we are anticipating only marginal pre-tax book profitability for the year, but have significant permanent differences that could result in wide variability in estimating the annual effective tax rate.  The tax benefit related to the first quarter ordinary loss was therefore recognized in the interim period in which the ordinary loss was reported as permitted under ASC 740.

Financial Condition, Liquidity and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and investment balances and any amounts we have available for borrowing under our revolving credit facility.  We refer to the sum of these two amounts as our “liquidity.”

At March 31, 2018 we had total liquidity of $127.0 million, which reflected an increase of $39.1 million from the $87.9 million in liquidity we had as of December 31, 2017.  Our liquidity at March 31, 2018 was comprised of cash and cash equivalents of $32.9 million and $94.1 million in available borrowing capacity under our $100 million revolving credit facility.  This increase in liquidity relates primarily to the net proceeds of $49.7 million from the refinancing of our indebtedness on March 6, 2018.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds in our revolving credit facility.

Working Capital and Days Sales Outstanding

At March 31, 2018, we had a working capital of $107.9 million compared to working capital of $78.7 million at December 31, 2017.  Our working capital increased $29.2 million in 2018 compared to 2017 due to decreases in current liabilities of $29.3 million and increases in current assets of $0.2 million.

Our current liabilities decreased primarily due to the decreases in the accrued compensation related costs of $35.8 million, primarily related to the payment of annual bonuses during the first quarter, offset by an increase in the current portion of long term debt of $6.0 million.  When comparing these outflows to the prior period, we paid $16.5 million less in annual bonuses and 401(k) matching contributions in the first quarter of 2017 as compared to the amounts we paid in the first quarter of 2018.  This was due to our relatively weaker performance for the year ended December 31, 2016 as compared to our performance for the year ended December 31, 2017.

Our current assets increased primarily due to a $31.4 million increase in cash and cash equivalents offset by a decrease of $19.3 million in net accounts receivable and a decrease of $12.3 million of income tax receivables.  Cash received for income taxes was $12.3 million for the three months ended March 31, 2018, as compared to $0.8 million for the same period in the prior year.  We are anticipating only marginal pre-tax book profitability for the year, and expect to utilize net operating loss carryforwards to offset our tax provision such that we expect cash paid for Federal taxes in 2018 to be minimal.  The decrease in accounts receivable primarily relates to the seasonality of our business, whereby the fourth quarter reflects the highest seasonal quarter and the first quarter is the lowest.  This sequential quarterly decline in revenue contributes directly to a seasonal drop in our accounts receivable balances from December 31st of each year to March 31st of the next year.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90 day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  As of March 31, 2018 our DSO was 49 days, which compares to a DSO of 48 days as of March 31, 2017.  At December 31, 2017, our DSO was 46 days, which was unchanged from a DSO of 46 days reported as of December 31, 2016.  Increases in our DSO from December of each year to March relate primarily to the seasonal decrease in quarterly revenue we experience in the first quarter of each year.

Sources and Uses of Cash in Three Months Ended March 31, 2018 Compared to March 31, 2017

Cash flows used in operating activities decreased $3.2 million to $8.5 million for the three months ended March 31, 2018 from $11.7 million for the three months ended March 31, 2017.  This was due primarily to the changes in working capital in 2018 compared to 2017 which were discussed above.

Cash flows used in investing activities increased $4.8 million to $6.2 million for the three months ended March 31, 2018 from $1.4 million for the three months ended March 31, 2017.  The increase in cash used in investing activities included $2.0 million increase in purchases of property, plant and equipment, $1.4 million in purchases of therapeutic program equipment, and a $1.3 million decrease in proceeds of sale of property, plant and equipment.  We currently anticipate that we will expend an increased amount for capital expenditures in 2018 as compared with recent years.  In addition to general increases in technology and leasehold improvements, we also plan to increase our purchase of therapy equipment for use in our Products & Services segment.  We currently believe that our total capital expenditures related to property, plant and equipment, and therapeutic program equipment purchases will be approximately $34.8 million for the year ended December 31, 2018.

Cash flows provided by financing activities increased $37.9 million to $45.1 million for the three months ended March 31, 2018 from $7.3 million for the three months ended March 31, 2017.  This increase included $52.2 million related to our refinancing of indebtedness and $1.8 million reduction in payments on seller notes and other contingent consideration, partially offset by $15.2 million in payment of debt issuance costs, extinguishment costs and fees and $0.9 million employee stock based compensation and capital lease obligations.

Effect of Indebtedness

Due to the then pending maturity of our previously existing credit agreement which was scheduled to mature on June 17, 2018 for which we had $151.9 million outstanding at December 31, 2017, and given that we would not have produced operating cash flow sufficient to retire this obligation through cash sources arising from our normal operations, on March 6, 2018 we entered into the Credit Agreement in order to refinance our indebtedness.  These changes to our indebtedness are disclosed in Note J - “Long-Term Debt,” in the notes to the condensed consolidated financial statements.  Our new indebtedness bears reduced rates of interest as compared with those that we incurred under our prior indebtedness, and as such, for the year ended December 31, 2018, we currently anticipate that we will report interest expense of approximately $40.0 million as compared with the $57.7 million we reported in 2017.  Cash paid for interest totaled $10.6 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectively.

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $505 million in principal outstanding at March 31, 2018, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025 and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at March 31, 2018 that matures in March 2023.  We currently believe that our anticipated operating trends, when coupled with anticipated decreases in our payments of interest expense and professional fees, will provide us with sufficient liquidity to meet our financial obligations during the coming twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may or could have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $5.9 million of letters of credit outstanding and $3.0 million of interest rate swap liabilities as of March 31, 2018.

Scheduled maturities of debt at March 31, 2018 were as follows (in thousands):

2018 (remainder of year)	$7,320
2019	8,095
2020	7,011
2021	5,619
2022	5,720
Thereafter	492,210
Total debt before unamortized discount and debt issuance costs, net	525,975
Unamortized discount and debt issuance costs, net	(10,428)
Total debt	$515,547

Subsequent Events

On May 15, 2018, we received a favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We anticipate the receipt of no further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  Given that this amount is considered a gain contingency, we did not record income associated with this settlement during the period ending March 31, 2018, or in any prior period.  We intend to recognize this settlement amount as income in our condensed consolidated financial statements for the quarter ending June 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future financial results are subject to a variety of risks, including interest rate risk.  Our interest expense is sensitive to changes in market interest rates.  To manage the impact of the interest rate risk associated with our Credit Agreement, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to variable-rate debt into fixed-rate cash flows.

As of March 31, 2018, we had a combined principal amount of $505.0 million of variable rate debt and a notional amount of $325.0 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $1.8 million.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of March 31, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses in our internal control over financial reporting described in Item 9A - “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).

Changes in Internal Control over Financial Reporting

As part of the adoption of ASC 606, we are implementing changes to our internal controls over financial reporting related to revenue recognition to ensure adequate evaluation of contracts and proper recording of revenue.  Additionally, due to our ongoing remediation efforts of the aforementioned material weaknesses, additional changes to our internal control over financial reporting are likely to have occurred during the period ended March 31, 2018. See Item 9A - “Controls and Procedures” in the 2017 10-K for additional information regarding our ongoing remediation efforts.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined that elements of the changes listed above to our internal control over financial reporting occurred during the period ended March 31, 2018 and have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The plaintiffs have since subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, take the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel has filed a motion to compel the Special Committee’s counsel to produce the report.  The hearing on the motion to compel is scheduled for June 28, 2018.  We intend to vigorously oppose the motion.  Upon resolution of the discovery dispute and completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

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

Other Matters

In May 2015, one of our clinics received a civil investigative demand for records relating to a sample of claims submitted to Medicare and Medicaid for reimbursement, and we provided records in response to the subpoena.  In May 2017, we were informed by an Assistant United States Attorney that it was investigating whether we properly provided and claimed reimbursement for prosthesis skins and covers from July 2013 (after an industry announcement) to the present.  We have reviewed the claims, and have cooperated with the government’s investigation.  This matter was resolved in March 2018 and did not have a material impact on the first quarter of 2018.

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

We are in a highly regulated industry and receive regulatory agency inquiries from time to time in the ordinary course of our business, including inquiries relating to our billing activities.  No assurance can be given that any discrepancies identified during a regulatory review will not have a material adverse effect on our condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties.  The risk and uncertainties have not changed materially from those reported in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017, which are incorporated by reference.  For additional information regarding risks and uncertainties, see the information provided under the header “Forward Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the quarter ended March 31, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the quarter ended March 31, 2018.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS

The documents in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.

Dated: June 14, 2018	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: June 14, 2018	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer

EXHIBITS INDEX

Exhibit No.	Document
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)