Form 10-Q
period 2018-06-30
HANGER, INC.
filed 2018-08-09
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2018

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

As of August 1, 2018 the registrant had 36,799,320 shares of its Common Stock outstanding.

ii

PART 1.                    FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and per share amounts)

(Unaudited)

	As of June 30,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,792	$1,508
Accounts receivable, net	134,079	146,346
Inventories	66,439	69,138
Income taxes receivable	1,389	13,079
Other current assets	21,415	20,888
Total current assets	272,114	250,959

Non-current assets:
Property, plant and equipment, net	91,378	93,615
Goodwill	196,343	196,343
Other intangible assets, net	18,145	21,940
Deferred income taxes	74,897	68,126
Other assets	11,482	9,440
Total assets	$664,359	$640,423

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$10,384	$4,336
Accounts payable	50,313	48,269
Accrued expenses and other current liabilities	54,258	66,308
Accrued compensation related costs	31,082	53,380
Total current liabilities	146,037	172,293

Long-term liabilities:
Long-term debt, less current portion	504,157	445,928
Other liabilities	49,465	50,253
Total liabilities	699,659	668,474

Commitments and contingencies (Note O)

Shareholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 36,992,892 shares issued and 36,850,071 shares outstanding in 2018, and 36,515,232 shares issued and 36,372,411 shares outstanding in 2017	370	365
Additional paid-in capital	337,175	333,738
Accumulated other comprehensive loss	(1,928)	(1,686)
Accumulated deficit	(370,221)	(359,772)
Treasury stock, at cost; 142,821 shares at 2018 and 2017, respectively	(696)	(696)
Total shareholders’ deficit	(35,300)	(28,051)
Total liabilities and shareholders’ deficit	$664,359	$640,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$266,966	$263,386	$500,961	$497,067
Material costs	86,516	83,657	162,872	158,062
Personnel costs	89,554	87,831	175,662	175,786
Other operating costs	30,536	31,861	61,632	64,550
General and administrative expenses	26,523	25,227	52,159	50,613
Professional accounting and legal fees	4,236	8,521	9,082	21,171
Depreciation and amortization	9,272	9,825	18,602	19,962
Income from operations	20,329	16,464	20,952	6,923
Interest expense, net	7,317	14,091	19,580	28,100
Loss on extinguishment of debt	—	—	16,998	—
Non-service defined benefit plan expense	176	184	352	368
Income (loss) before income taxes	12,836	2,189	(15,978)	(21,545)
(Benefit) provision for income taxes	(92)	552	(6,288)	(5,448)
Net income (loss)	$12,928	$1,637	$(9,690)	$(16,097)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges (net of tax provision of $710 and $8 for the three and six months ended June 30, 2018, respectively)	$2,314	$—	$24	$—
Unrealized gain (loss) on defined benefit plan (net of tax benefit of $0 and $0 for the three months and $105 and $0 for the six months ended June 30, 2018 and 2017, respectively)	26	(17)	(266)	(34)
Total other comprehensive income (loss)	2,340	(17)	(242)	(34)
Comprehensive income (loss)	$15,268	$1,620	$(9,932)	$(16,131)

Per share data:
Basic earnings (loss) per share	$0.35	$0.05	$(0.26)	$(0.44)
Weighted average shares outstanding - basic	36,790,401	36,286,528	36,645,248	36,187,340
Diluted earnings (loss) per share	$0.35	$0.04	$(0.26)	$(0.44)
Weighted average shares outstanding - diluted	37,404,360	36,543,740	36,645,248	36,187,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2018

(In thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Cumulative effect of a change in accounting for revenue recognition (Note A)	—	—	—	—	(759)	—	(759)
Balance, January 1, 2018	36,372	365	333,738	(1,686)	(360,531)	(696)	(28,810)
Net loss	—	—	—	—	(9,690)	—	(9,690)
Employee related equity activity:
Shares based compensation expense	—	—	5,905	—	—	—	5,905
Issuance of common stock upon vesting of restricted stock units	478	5	(5)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,463)	—	—	—	(2,463)
Total other comprehensive loss	—	—	—	(242)	—	—	(242)
Balance, June 30, 2018	36,850	370	337,175	(1,928)	(370,221)	(696)	(35,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,690)	$(16,097)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,602	19,962
(Benefit) provision for doubtful accounts	(602)	4,517
Stock-based compensation expense	5,906	5,080
Deferred income taxes	(6,511)	(5,548)
Amortization of debt issuance costs	2,186	3,874
Loss on extinguishment of debt	16,998	—
Gain on sale and disposal of fixed assets	(1,349)	(1,196)
Changes in operating assets and liabilities (Note Q)	(8,632)	(16,925)
Net cash provided by (used in) operating activities	16,908	(6,333)

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,322)	(6,433)
Purchase of therapeutic program equipment leased to third parties under operating leases	(3,822)	(1,333)
Purchase of company-owned life insurance investment	(598)	(555)
Proceeds from sale of property, plant and equipment	1,682	3,216
Net cash used in investing activities	(14,060)	(5,105)

Cash flows from financing activities:
Borrowings under term loan, net of discount	500,204	—
Repayment of term loan	(431,875)	(11,250)
Borrowings under revolving credit agreement	3,000	110,000
Repayments under revolving credit agreement	(8,000)	(85,000)
Payment of employee taxes on stock-based compensation	(2,463)	(1,339)
Payment on seller notes	(1,765)	(3,808)
Payment of capital lease obligations	(682)	(572)
Payment of debt issuance costs	(6,487)	(2,863)
Payment of debt extinguishment costs	(8,436)	—
Net cash provided by financing activities	43,496	5,168

Increase (decrease) in cash, cash equivalents and restricted cash	46,344	(6,270)
Cash, cash equivalents and restricted cash, at beginning of period	4,779	9,412
Cash, cash equivalents and restricted cash, at end of period	$51,123	$3,142

	Six Months Ended June 30,
Reconciliation of Cash, Cash Equivalents and Restricted Cash	2018	2017
Cash and cash equivalents, at beginning of period	$1,508	$7,157
Restricted cash, at beginning of period	3,271	2,255
Cash, cash equivalents, and restricted cash, at beginning of period	$4,779	$9,412

Cash and cash equivalents, at end of period	$48,792	$911
Restricted cash, at end of period	2,331	2,231
Cash, cash equivalents, and restricted cash, at end of period	$51,123	$3,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hanger, Inc. (“we,” “our,” or “us”) is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  We provide orthotic and prosthetic (“O&P”) services, distribute O&P devices and components, manage O&P networks and provide therapeutic solutions to patients and businesses in acute, post-acute and clinic settings.  We operate through two segments: Patient Care and Products & Services.

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

Reclassifications

We have reclassified certain amounts in the prior year consolidated financial statements to be consistent with the current year presentation.  These relate to classifications within both the condensed consolidated statements of operations and condensed consolidated statement of cash flows; see “Adoption of New Accounting Standards” for additional information.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2018, we adopted the following:

•                  Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related clarifying standards (“ASC 606”), on revenue recognition using the modified retrospective method for all contracts in place at January 1, 2018.  This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  This standard supersedes existing revenue recognition requirements.  The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers.

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

The adoption of this standard did not have a material impact on our results of operations.  The cumulative effect of implementing this guidance resulted in an increase of $0.8 million to the opening balance of accumulated deficit from establishing a contract liability of $1.0 million for certain performance obligations that must be recognized over time and an increase in deferred tax assets in the amount of $0.3 million - see “Revenue Recognition” below for additional information.

•                  ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments in the statement of cash flows on a retrospective basis.  As a result of adoption:

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

•                  ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  It was applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption.  As a result of adoption, there was no material impact on our condensed consolidated financial statements.

•                  ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  As a result of adoption, there was no material impact on our condensed consolidated financial statements and we will apply the guidance to any future acquisitions should they occur.

•                  ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  As a result of adoption, there was no material impact on our condensed consolidated financial statements and we will apply the guidance to any future changes to the terms or conditions of stock-based payment awards should they occur.

•                  ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715.  The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity’s defined benefit pension and other postretirement plans.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement.  The amendments in this update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside of income from operations.  Accordingly, we have made certain reclassifications from “General and administrative expenses” to “Non-service pension expense” of $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.  Such reclassifications did not have a material effect on our consolidated statement of operations.

•                  ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness.  ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  We adopted this guidance effective January 1, 2018.  The adoption did not have a material impact on our condensed consolidated financial statements or disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This new standard is effective for us beginning December 15, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our condensed consolidated financial statements and the related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, and related clarifying standards, revise the accounting for leases.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond 12 months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for fiscal year 2019 and will be applied using a cumulative effect adjustment transition approach at the adoption date which includes a number of practical expedients for leases existing at, or entered into after, the adoption date.  Early adoption is permitted.  We have not yet concluded how the new standard will impact our condensed consolidated financial statements.  Nonetheless, we anticipate that there will be a material increase to assets and lease liabilities for existing property leases representing our nationwide retail locations that are not already included on our consolidated balance sheet.

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

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit.  Upon adoption of ASC 606, the cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 was as follows:

	December 31, 2017	Effects of	January 1, 2018
(in thousands)	As reported	Adoption	After adoption
Assets
Deferred income taxes	$68,126	$268	$68,394
Liabilities
Accrued expenses and other current liabilities	$66,308	$1,027	$67,335
Shareholders’ Deficit
Accumulated deficit	$(359,772)	$(759)	$(360,531)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and condensed consolidated balance sheet is as follows:

	As of and for the Three Months Ended June 30, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Condensed Consolidated Statement of Operations
Net revenues	$266,966	$1,322	$268,288
Other operating costs	30,536	1,332	31,868
Income from operations	20,329	(10)	20,319
Income (loss) before income taxes	12,836	(10)	12,826
Net income (loss)	12,928	(10)	12,918
Comprehensive income (loss)	15,268	(10)	15,258

Condensed Consolidated Balance Sheet
Assets
Deferred income taxes	$74,897	$3	$74,900
Total assets	664,359	3	664,362
Liabilities
Accrued expenses and other current liabilities	54,258	9	54,267
Total current liabilities	146,037	9	146,046
Total liabilities	699,659	9	699,668
Shareholders’ Deficit
Accumulated deficit	(370,221)	(6)	(370,227)
Total shareholders’ deficit	(35,300)	(6)	(35,306)

	As of and for the Six Months Ended June 30, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Condensed Consolidated Statement of Operations
Net revenues	$500,961	$2,220	$503,181
Other operating costs	61,632	2,200	63,832
Income from operations	20,952	20	20,972
Income (loss) before income taxes	(15,978)	20	(15,958)
Net income (loss)	(9,690)	20	(9,670)
Comprehensive income (loss)	(9,932)	20	(9,912)

Condensed Consolidated Balance Sheet
Assets
Deferred income taxes	$74,897	$(273)	$74,624
Total assets	664,359	(273)	664,086
Liabilities
Accrued expenses and other current liabilities	54,258	(1,048)	53,210
Total current liabilities	146,037	(1,048)	144,989
Total liabilities	699,659	(1,048)	698,611
Shareholders’ Deficit
Accumulated deficit	(370,221)	775	(369,446)
Total shareholders’ deficit	(35,300)	775	(34,525)

The adoption of ASC 606 resulted in deferring $1.0 million of net revenue from our Patient Care segment as of June 30, 2018 and recognizing deferred revenue of $1.0 million from satisfying performance obligations from the previous period.  Estimated uncollectible amounts due from self-pay patients for the three and six months ended June 30, 2018 were $1.3 million and $2.2 million, respectively, and are considered implicit price concessions under ASC 606 and are recorded as a reduction to net revenue.

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Patient Care Segment
Medicare	$70,469	$65,737	$127,781	$120,872
Medicaid	33,648	34,788	63,400	62,964
Commercial Insurance/Managed Care (excluding Medicare and Medicaid Managed Care)	77,621	80,631	148,432	155,053
Veterans Administration	20,904	18,814	37,547	34,340
Private Pay	15,516	16,251	29,505	30,629
Total	$218,158	$216,221	$406,665	$403,858

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

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$34,684	$31,967	$66,035	$62,590
Therapeutic solutions	14,124	15,198	28,261	30,619
Total	$48,808	$47,165	$94,296	$93,209

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were 54,467 and 119,881 for the three and six months ended June 30, 2018 and 449,602 and 312,790 for the three and six months ended June 30, 2017.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to Hanger, Inc., or any of its subsidiaries.

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except per share data)	2018	2017	2018	2017

Net income (loss)	$12,928	$1,637	$(9,690)	$(16,097)

Weighted average shares outstanding - basic	36,790	36,287	36,645	36,187
Effect of potentially dilutive restricted stock units and options (1)	614	257	—	—
Weighted average shares outstanding - diluted	37,404	36,544	36,645	36,187

Basic income (loss) per share	$0.35	$0.05	$(0.26)	$(0.44)

Diluted income (loss) per share	$0.35	$0.04	$(0.26)	$(0.44)

(1) As we are recognizing a loss for the six months periods ended June 30, shares used to compute diluted per share amounts excludes 669,641 shares for 2018 and 330,195 shares for 2017 of potentially dilutive shares related to unvested restricted stock units and unexercised options in accordance with ASC 260 - Earnings Per Share.

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

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of June 30, 2018, and December 31, 2017 is comprised of the following:

	As of June 30, 2018			As of December 31, 2017
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$173,268	$25,316	$198,584	$193,150	$23,494	$216,644
Allowances for estimated implicit price concessions arising from:
Payor disallowances	(52,428)	—	(52,428)	(56,233)	—	(56,233)
Patient non-payments	(8,335)	—	(8,335)	—	—	—
Accounts receivable, gross	112,505	25,316	137,821	136,917	23,494	160,411
Allowance for doubtful accounts	—	(3,742)	(3,742)	(9,894)	(4,171)	(14,065)
Accounts receivable, net	$112,505	$21,574	$134,079	$127,023	$19,323	$146,346

NOTE D — INVENTORIES

Our inventories are comprised of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Raw materials	$20,455	$19,929
Work in process	12,125	8,996
Finished goods	33,859	40,213
Total inventories	$66,439	$69,138

NOTE E — PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment, net were comprised of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Land	$644	$644
Buildings	26,535	28,180
Furniture and fixtures	13,876	12,968
Machinery and equipment	27,405	26,838
Therapeutic program equipment leased to third parties under operating leases	29,355	31,100
Leasehold improvements	105,396	100,999
Computers and software	67,377	65,455
Total property, plant, and equipment, gross	270,588	266,184
Less: accumulated depreciation	(179,210)	(172,569)
Total property, plant, and equipment, net	$91,378	$93,615

Total depreciation expense was approximately $7.5 million and $7.4 million for the three months ended June 30, 2018 and 2017, respectively and $14.8 million and $15.1 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS

We assess goodwill and indefinite lived intangible assets for impairment annually on October 1st, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The carrying value of goodwill at June 30, 2018 and December 31, 2017 was $196.3 million and related to our Patient Care segment.

The balances related to intangible assets as of June 30, 2018 and December 31, 2017 are as follows:

	As of June 30, 2018				As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$30,976	$(21,914)	$—	$9,062	$36,439	$(24,267)	$—	$12,172
Other intangible assets	15,005	(10,222)	—	4,783	15,820	(10,352)	—	5,468
Definite-lived intangible assets	45,981	(32,136)	—	13,845	52,259	(34,619)	—	17,640
Indefinite life - trade name	9,070	—	(4,770)	4,300	9,070	—	(4,770)	4,300
Total other intangible assets	$55,051	$(32,136)	$(4,770)	$18,145	$61,329	$(34,619)	$(4,770)	$21,940

Total intangible amortization expense was approximately $1.8 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively and $3.8 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated aggregate amortization expense for definite lived intangible assets for each of the next five years ended December 31st and thereafter is as follows:

(in thousands)
2018 (remainder of year)	$2,944
2019	3,762
2020	3,509
2021	927
2022	860
Thereafter	1,843
Total	$13,845

NOTE G — OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consist of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Non-trade receivables	$8,130	$7,668
Prepaid rent	4,410	4,248
Prepaid maintenance	2,805	3,134
Restricted cash	2,331	3,271
Prepaid insurance	1,124	271
Prepaid benefits	901	368
Other	1,714	1,928
Total other current assets	$21,415	$20,888

Other assets consist of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Cash surrender value of company owned life insurance	$3,003	$2,340
Non-trade receivables	2,314	2,407
Surety bond	2,500	2,500
Deposits	2,141	2,193
Derivative asset	1,255	—
Other	269	—
Total other assets	$11,482	$9,440

NOTE H — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Patient prepayments, deposits and refunds payable	$25,242	$30,194
Accrued professional fees	4,260	11,612
Insurance and self-insurance accruals	8,894	8,901
Accrued sales taxes and other taxes	6,055	6,335
Derivative liability	1,222	—
Accrued interest payable	400	845
Other current liabilities	8,185	8,421
Total accrued expenses and other current liabilities	$54,258	$66,308

Other liabilities consist of:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Supplemental executive retirement plan obligations	$20,325	$21,842
Long-term insurance accruals	9,620	9,531
Deferred tenant improvement allowances	8,363	7,361
Unrecognized tax benefits	5,337	5,219
Deferred rent	4,673	4,909
Other	1,147	1,391
Total other liabilities	$49,465	$50,253

NOTE I — INCOME TAXES

We recorded a benefit from income tax of $0.1 million and a provision of $0.6 million for the three months ended June 30, 2018 and 2017, respectively.  The effective tax rate was (0.7)% and 25.2% for the three months ended June 30, 2018 and 2017, respectively.  We recorded a benefit from income tax of $6.3 million and a benefit of $5.4 million for the six months ended June 30, 2018 and 2017, respectively.  The effective tax rate was 39.4% and 25.3% for the six months ended June 30, 2018 and 2017, respectively.

The decrease in the effective tax rate for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 is primarily attributable to the changes enacted by the Tax Act and the change from the discrete method for interim reporting used for the three months ended March 31, 2018 to using the annualized effective tax rate method for the six months ended June 30, 2018.  Our effective tax rate for the three months ended June 30, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the windfall from stock-based compensation recorded as a discrete item during the period.  Our effective tax rate for the three months ended June 30, 2017 differed from the federal statutory tax rate of 35% primarily due to non-deductible expenses and the windfall from stock-based compensation recorded as a discrete item during the period.

The increase in the income tax benefit for the six months ended June 30, 2018 compared with six months ended June 30, 2017 is largely driven by the increased estimated annual effective tax rate applied to the quarter, partially offset by decreased loss from continuing operations before taxes for the period.  The increase in estimated annual effective tax rate was driven by increased estimated permanent differences and decreased estimated loss from continuing operations before taxes.  Our effective tax rate for the six months ended June 30, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the shortfall from stock based compensation recorded as discrete item during the period.  Our effective tax rate for the six months ended June 30, 2017 differed from the federal statutory tax rate of 35% primarily due to non-deductible expenses and the shortfall from stock based compensation recorded as a discrete item during the period.

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

For the six months ended June 30, 2018, there were no significant adjustments to this amount although it remains provisional.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities.  The future issuance of U.S. Treasury Regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimate.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

NOTE J — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Credit Agreement, dated March 6, 2018
Revolving credit facility	$—	$—
Term loan B	503,738	—
Prior Credit Agreement, dated August 1, 2016
Term loan B	—	280,000
Prior Credit Agreement, dated June 17, 2013
Revolving credit facility	—	5,000
Term loan	—	151,875
Seller notes	4,148	5,912
Financing leases and other	16,738	18,169
Total debt before unamortized discount and debt issuance costs	524,624	460,956
Unamortized discount and debt issuance costs, net	(10,083)	(10,692)
Total debt	514,541	450,264
Current portion of long-term debt	10,384	4,336
Long-term debt	$504,157	$445,928

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”).

The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.9 million as of June 30, 2018.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

Net proceeds from our initial borrowings under the Credit Agreement, which totaled approximately $501.5 million, were used in part to repay in full all previously existing loans outstanding under our previous credit agreement and Term B credit agreement.  Proceeds were also used to pay various transaction costs including fees paid to respective lenders and accrued and unpaid interest.  The remainder of the proceeds are being used to provide ongoing working capital and capital for other general corporate purposes.

In connection with the Credit Agreement, we paid debt issuance costs of approximately $6.8 million.  As part of the repayment of amounts outstanding under our prior credit agreements, we paid a call premium totaling approximately $8.4 million and expensed outstanding unamortized discount and debt issuance costs totaling approximately $8.6 million.  The call premium and unamortized debt issuance costs on the prior credit agreements are included in “Loss on Extinguishment of Debt” in the condensed consolidated statements of operations for the six months ended June 30, 2018.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended June 30, 2018, the weighted average interest rate on outstanding borrowings under our Term loan B facility was approximately 5.4%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note L - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including requirements that we maintain certain financial ratios at prescribed levels and restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.  We were in compliance with all covenants at June 30, 2018.

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

Scheduled maturities of debt at June 30, 2018 were as follows (in thousands):

2018 (remainder of year)	$5,999
2019	8,356
2020	7,275
2021	5,936
2022	6,053
Thereafter	491,005
Total debt before unamortized discount and debt issuance costs, net	524,624
Unamortized discount and debt issuance costs, net	(10,083)
Total debt	$514,541

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

Financial Instruments

We hold investments in money market funds which are measured at fair value on a recurring basis.  As of June 30, 2018 and December 31, 2017, $2.3 million and $3.3 million, respectively, of money market funds which are restricted from general use are presented within “Other current assets.”  The fair values of our money market funds are based on Level 1 observable market prices and are equivalent to one dollar per share.  The carrying value of accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments.

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value of our outstanding term loan as of June 30, 2018 was $503.7 million compared to its fair value of $501.8 million.  The carrying value of our outstanding term loan as of December 31, 2017 was $151.9 million compared to its fair value of $149.4 million.  The carrying value of our outstanding Term Loan B as of December 31, 2017 was $280.0 million compared to its fair value of $283.5 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of June 30, 2018, we had no amounts outstanding on our revolving credit facility.  The carrying value of the amount outstanding on our revolving credit facilities as of December 31, 2017 was $5.0 million compared to the fair value $4.9 million.  Our estimates of fair value are based on a discounted cash flow model using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million, at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  The interest rate swap agreements are designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note J - “Long-Term Debt” and Note L - “Derivative Financial Instruments” for further information.

The carrying value of our outstanding subordinated promissory notes issued in connection with acquisitions (“Seller Notes”) as of June 30, 2018 and December 31, 2017 was $4.1 million and $5.9 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

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

During the three months ended June 30, 2018, such derivatives were used to hedge certain variable cash flows associated with existing variable-rate debt.  As of June 30, 2018, our swaps had a notional value outstanding of $325.0 million.  We had no swaps outstanding as of December 31, 2017.

Changes in Net Gain or Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss (“AOCI”) for the three and six months ended June 30, 2018:

(in thousands)	Cash Flow Hedges
Balance as of March 31, 2018	$2,290
Unrealized gain recognized in other comprehensive income (loss), net of tax	(1,618)
Reclassification to interest expense, net	(696)
Balance as of June 30, 2018	$(24)

Balance as of December 31, 2017	$—
Unrealized loss recognized in other comprehensive income (loss), net of tax	920
Reclassification to interest expense, net	(944)
Balance as of June 30, 2018	$(24)

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$1,222	$—	$—
Other assets	1,255	—	—	—

NOTE M — STOCK-BASED COMPENSATION

The Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) as amended by our Board of Directors (the “Board”) in May 2018 authorizes the issuance of up to 2,625,000 shares of Common Stock, plus (1) the number of shares available for issuance under our prior equity incentive plan, the Hanger, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), that had not been made subject to outstanding awards as of the effective date of the 2016 Plan and (2) any shares that would have become available again for new grants under the terms of the 2010 Plan if such plan were still in effect.

We recognized a total of approximately $3.3 million and $2.9 million, respectively, of stock-based compensation expense for the three months ended June 30, 2018 and 2017 and a total of approximately $5.9 million and $5.1 million for the six months ended June 30, 2018 and 2017.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The DB SERP’s change in net benefit cost and obligation during the three and six months ended June 30, 2018 and 2017 is as follows:

Change in Benefit Obligation

(in thousands)	2018	2017
Benefit obligation as of March 31	$19,158	$19,745
Service cost	92	85
Interest cost	150	167
Payments	(12)	(12)
Benefit Obligation as of June 30	$19,388	$19,985

Benefit obligation as of December 31, 2017 and 2016, respectively	$20,793	$21,304
Service cost	184	170
Interest cost	300	334
Payments	(1,889)	(1,823)
Benefit obligation as of June 30	$19,388	$19,985

Amounts Recognized in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2018	December 31, 2017
Accrued expenses and other current liabilities	$1,913	$1,913
Other liabilities	17,474	18,880
Total accrued liabilities	$19,387	$20,793

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

As of June 30, 2018 and 2017, the estimated accumulated obligation benefit is $2.7 million and $2.3 million, respectively, of which $2.5 million and $2.1 million is funded and $0.2 million and $0.2 million is unfunded at June 30, 2018 and 2017, respectively.

In connection with the DC SERP benefit obligation, we maintain a company owned policy which is measured at its cash surrender value and is presented within “Other assets” in our consolidated balance sheets.  See Note G - “Other Current Assets and Other Assets” for additional information.

NOTE O — COMMITMENTS AND CONTINGENCIES

Commitments

In April 2014, in connection with the settlement of a patent infringement dispute, our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), entered into a non-cancellable agreement to purchase a total of $4.5 million of prosthetic gel liners in five installments.  We determined that a portion of the prosthetic gel liners should be reserved as excess and slow-moving inventory, and we accrued a liability and expensed $3.4 million in 2014.  As of June 30, 2018, $1.0 million of the non-cancellable purchase commitment was outstanding and is due and payable by April of 2019.  As of June 30, 2018, our reserve associated with the non-cancellable purchase commitment was $2.6 million.

Guarantees and Indemnification

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  Appellate briefing was completed on August 18, 2017 and the Court of Appeals held oral argument for the appeal on March 5, 2018.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  The case has been remanded back to the United States District Court for the Western District of Texas for further proceedings with respect to the remaining claims.  We believe the remaining claims are without merit, and intend to continue to vigorously defend against these claims.

In February and August of 2015, two separate shareholder derivative suits were filed in Texas state court against us related to the announced restatement of certain of our financial statements.  The cases were subsequently consolidated into Judy v. Asar, et. al., Cause No. D-1-GN-15-000625.  On October 25, 2016, plaintiffs in that action filed an amended complaint, and the case is currently pending before the 459th Judicial District Court of Travis County, Texas.

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

The plaintiffs have since subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the full report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable.  Upon completion of discovery we intend to file a motion to dismiss the consolidated derivative action.

Management intends to continue to vigorously defend against the securities class action and the shareholder derivative action.  At this time, we cannot predict how the Courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or results of our operations.

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

Favorable Settlements

For the three months ended June 30, 2018, our results of operations and net income benefited from the favorable resolution of two matters.

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We anticipate the receipt of no further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  The benefit of this settlement has been recognized as a reduction to our general and administrative expenses for the three months and six months ended June 30, 2018.

On June 28, 2018, we entered into an agreement with the State of Delaware, and made payment, to satisfy all of the State’s abandoned or unclaimed property claims transactions represented within the period of January 1, 2001 through December 31, 2012 which were reportable through December 31, 2017 in the amount of $2.2 million.  This agreed upon payment amount was favorable by $0.5 million to the amount we had previously estimated for these liabilities and had the effect of reducing our general and administrative expenses by this amount for the quarter and year-to-date.  Additionally, under the terms of the agreement, we were not required to pay interest on the previously un-remitted cumulative abandoned or unclaimed property relating to this twelve year period in the amount of $1.5 million, which had the effect of lowering our interest expense in the quarter and for the year-to-date periods ending June 30, 2018 by this accrued interest amount.

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

Summarized financial information concerning our reporting segments is shown in the following tables.

Total assets for each of the segments has not materially changed from December 31, 2017.

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Three Months Ended June 30, 2018
Net revenue
Third party	$218,158	$48,808	$—	$—	$266,966
Intersegments	—	49,835	—	(49,835)	—
Total net revenue	218,158	98,643	—	(49,835)	266,966
Material costs
Third party suppliers	59,989	26,527	—	—	86,516
Intersegments	5,920	43,915	—	(49,835)	—
Total material costs	65,909	70,442	—	(49,835)	86,516
Personnel expenses	76,792	12,762	—	—	89,554
Other expenses	35,439	5,483	20,373	—	61,295
Depreciation & amortization	4,998	2,503	1,771	—	9,272
Income (loss) from operations	35,020	7,453	(22,144)	—	20,329
Interest expense, net	6,456	3,247	(2,386)	—	7,317
Loss on extinguishment of debt	—	—	—	—	—
Non-service defined benefit plan expense	—	—	176	—	176
Income (loss) before income taxes	28,564	4,206	(19,934)	—	12,836
Benefit for income taxes	—	—	(92)	—	(92)
Net income (loss)	$28,564	$4,206	$(19,842)	$—	$12,928

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Three Months Ended June 30, 2017
Net revenue
Third Party	$216,221	$47,165	$—	$—	$263,386
Intersegments	—	45,169	—	(45,169)	—
Total net revenue	216,221	92,334	—	(45,169)	263,386
Material costs
Third party suppliers	58,322	25,335	—	—	83,657
Intersegments	5,923	39,246	—	(45,169)	—
Total material costs	64,245	64,581	—	(45,169)	83,657
Personnel expenses	75,906	11,925	—	—	87,831
Other expenses	35,546	6,061	24,002	—	65,609
Depreciation & amortization	5,370	2,592	1,863	—	9,825
Income (loss) from operations	35,154	7,175	(25,865)	—	16,464
Interest expense, net	8,124	3,300	2,667	—	14,091
Loss on extinguishment of debt	—	—	—	—	—
Non-service defined benefit plan expense	—	—	184	—	184
Income (loss) before income taxes	27,030	3,875	(28,716)	—	2,189
Provision for income taxes	—	—	552	—	552
Net income (loss)	$27,030	$3,875	$(29,268)	$—	$1,637

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Six Months Ended June 30, 2018
Net revenue
Third party	$406,665	$94,296	$—	$—	$500,961
Intersegments	—	92,357	—	(92,357)	—
Total net revenue	406,665	186,653	—	(92,357)	500,961
Material costs					—
Third party suppliers	112,164	50,708	—	—	162,872
Intersegments	11,644	80,713	—	(92,357)	—
Total material costs	123,808	131,421	—	(92,357)	162,872
Personnel expenses	150,405	25,257	—	—	175,662
Other expenses	70,443	11,638	40,792	—	122,873
Depreciation & amortization	9,896	5,005	3,701	—	18,602
Income (loss) from operations	52,113	13,332	(44,493)	—	20,952
Interest expense, net	14,445	6,512	(1,377)	—	19,580
Loss on extinguishment of debt	—	—	16,998	—	16,998
Non-service defined benefit plan expense	—	—	352	—	352
Income (loss) before income taxes	37,668	6,820	(60,466)	—	(15,978)
Benefit for income taxes	—	—	(6,288)	—	(6,288)
Net income (loss)	$37,668	$6,820	$(54,178)	$—	$(9,690)

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Six Months Ended June 30, 2017
Net revenue
Third Party	$403,858	$93,209	$—	$—	$497,067
Intersegments	—	86,369	—	(86,369)	—
Total net revenue	403,858	179,578	—	(86,369)	497,067
Material costs					—
Third party suppliers	108,933	49,129	—	—	158,062
Intersegments	11,745	74,624	—	(86,369)	—
Total material costs	120,678	123,753	—	(86,369)	158,062
Personnel expenses	151,421	24,365	—	—	175,786
Other expenses	71,262	12,955	52,117	—	136,334
Depreciation & amortization	10,799	5,262	3,901	—	19,962
Income (loss) from operations	49,698	13,243	(56,018)	—	6,923
Interest expense, net	16,286	6,633	5,181	—	28,100
Loss on extinguishment of debt	—	—	—	—	—
Non-service defined benefit plan expense	—	—	368	—	368
Income (loss) before income taxes	33,412	6,610	(61,567)	—	(21,545)
Benefit for income taxes	—	—	(5,448)	—	(5,448)
Net income (loss)	$33,412	$6,610	$(56,119)	$—	$(16,097)

NOTE Q — SUPPLEMENTAL CASH FLOW INFORMATION

Changes in operating assets and liabilities on cash flows from operating activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Accounts receivable, net	$13,029	$5,061
Inventories	2,699	(4,113)
Other current assets	(119)	947
Income taxes	11,690	345
Accounts payable	3,205	(1,267)
Accrued expenses and other current liabilities	(14,300)	(8,488)
Accrued compensation related costs	(22,298)	(6,234)
Other liabilities	(2,538)	(3,176)
Changes in operating assets and liabilities on cash flows from operating activities	$(8,632)	$(16,925)

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Additions to property, plant and equipment acquired through financing obligations	$1,354	$669
Retirements of financed property, plant and equipment and related obligations	2,246	135
Purchase of property, plant and equipment in accounts payable at period end	960	1,100

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication and delivery of custom O&P devices through 680 patient care clinics and 109 satellite locations in 44 states and the District of Columbia as of June 30, 2018.  We also provide payor network contracting services to other O&P providers through this segment.

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

For the three and six months ended June 30, 2018, our net revenues were $267.0 million and $501.0 million, respectively, and we recorded net income of  $12.9 million and a net loss of $9.7 million, respectively.  For the three and six months ended June 30, 2017, our net revenues were $263.4 million and $497.1 million, respectively, and we recorded net income of $1.6 million and a net loss of $16.1 million, respectively.

Industry Overview

We estimate that approximately $4.1 billion is spent in the United States each year for orthotic and prosthetic products and services.  We estimate that our Patient Care segment currently accounts for approximately 20% market share, providing a comprehensive portfolio of orthotic, prosthetic and post-operative solutions to patients in acute, post-acute and patient care clinic settings.

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

Effect of Delay in Financial Filings

As discussed in our 2017 Form 10-K, due to prior restatements and related issues, we had been delayed in the preparation and filing of our financial statements in recent years.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated professional fees associated with these efforts are as follows:

(in thousands)

			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods
March 31, 2017	$11,537	$14,766	$19,672
June 30, 2017	7,567	13,765	13,474
September 30, 2017	6,839	6,430	13,883
December 31, 2017	6,358	9,956	10,285
March 31, 2018	3,700	7,755	6,230
June 30, 2018	2,940	5,938	3,232

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid and the VA.  Patient Care constitutes 81.2% of our net revenue for both the six months ended June 30, 2018 and 2017.  Our remaining net revenue is from our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

Commencing in late 2014 and continuing through today, we have taken a number of actions to halt and reverse these disallowed revenue trends.  These initiatives included: (i) the retention of consultants and creation of a central revenue cycle management function; (ii) addressing the issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.  Through 2017, we saw significant improvements in these rates.  While we intend to continue to work towards further improvements in our procedures through the use of technology within our clinic and revenue cycle functions, we do not currently foresee that future reductions in disallowed revenue will be as achievable or substantial as the improvements realized since 2014.

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

Implicit price concessions such as payor disallowances and patient non-payments for the Patient Care segment for the three months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net revenue	$218,158	$216,221	$406,665	$403,858
Estimated implicit price concessions arising from:
Payor disallowances	10,461	11,578	18,722	18,694
Patient non-payments	1,332	—	2,200	—
Adjusted gross revenue	$229,951	$227,799	$427,587	$422,552

Payor disallowances	$10,461	$11,578	$18,722	$18,694
Patient non-payments	1,332	—	2,200	—
Bad debt expense	—	2,481	—	4,284
Payor disallowances, patient non-payments and bad debt expense	$11,793	$14,059	$20,922	$22,978

Payor disallowances %	4.5%	5.1%	4.4%	4.4%
Patient non-payments %	0.6%	—%	0.5%	—%
Bad debt expense %	—%	1.1%	—%	1.0%
Percent of adjusted gross revenue	5.1%	6.2%	4.9%	5.4%

Favorable Settlements

For the three months ended June 30, 2018, our results of operations and net income benefited from the favorable resolution of two matters.

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We anticipate the receipt of no further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  The benefit of this settlement has been recognized as a reduction to our general and administrative expenses for the three months and six months ended June 30, 2018.

On June 28, 2018, we entered into an agreement with the State of Delaware, and made payment, to satisfy all of the State’s abandoned or unclaimed property claims transactions represented within the period of January 1, 2001 through December 31, 2012 which were reportable through December 31, 2017 in the amount of $2.2 million.  This agreed upon payment amount was favorable by $0.5 million to the amount we had previously estimated for these liabilities and had the effect of reducing our general and administrative expenses by this amount for the quarter and year-to-date.  Additionally, under the terms of the agreement, we were not required to pay interest on the previously un-remitted cumulative abandoned or unclaimed property relating to this twelve year period in the amount of $1.5 million, which had the effect of lowering our interest expense in the quarter and for the year-to-date periods ending June 30, 2018 by this accrued interest amount.

New System Implementation

As discussed in our 2017 Form 10-K, in recent years we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics.  As of June 30, 2018, we have completed the installation of this system in approximately 83% of our clinic locations.  We currently estimate that we will incur approximately $4.7 million in training, travel and other implementation expense in 2018 related to this implementation.

Acquisitions

We did not complete any acquisitions during the first half of 2018.  However, we currently believe it is likely that we will commence the acquisition of O&P clinics, which are similar to those that we operate through our Patient Care segment, during the second half of 2018.

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

Results of Operations

Our results of operations for the three months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		Percent Change
(dollars in thousands)	2018	2017	2018 v 2017
Net revenue	$266,966	$263,386	1.4%
Material costs	86,516	83,657	3.4%
Personnel costs	89,554	87,831	2.0%
Other operating costs	30,536	31,861	(4.2)%
General and administrative expenses	26,523	25,227	5.1%
Professional accounting and legal fees	4,236	8,521	(50.3)%
Depreciation and amortization	9,272	9,825	(5.6)%
Operating expenses	246,637	246,922	(0.1)%
Income from operations	20,329	16,464	23.5%
Interest expense, net	7,317	14,091	(48.1)%
Non-service defined benefit plan expense	176	184	(4.3)%
Income before income taxes	12,836	2,189	486.4%
(Benefit) provision for income taxes	(92)	552	(116.7)%
Net income	$12,928	$1,637	689.7%

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Three Months Ended June 30,
	2018	2017
Material costs	32.4%	31.8%
Personnel costs	33.5%	33.3%
Other operating costs	11.5%	12.1%
General and administrative expenses	9.9%	9.6%
Professional accounting and legal fees	1.6%	3.2%
Depreciation and amortization	3.5%	3.7%
Operating expenses	92.4%	93.7%

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net revenue.  Net revenue for the three months ended June 30, 2018 was $267.0 million, an increase of $3.6 million, or 1.4%, from $263.4 million for the three months ended June 30, 2017.  Net revenue by operating segment, after elimination of intersegment activity was as follows:

	For the Three Months Ended June 30,			Percent
dollars in thousands)	2018	2017	Change	Change
Patient Care	$218,158	$216,221	$1,937	0.9%
Products & Services	48,808	47,165	1,643	3.5%
Net revenue	$266,966	$263,386	$3,580	1.4%

Patient Care net revenue for the three months ended June 30, 2018 was $218.2 million, an increase of $1.9 million, or 0.9%, from $216.2 million for the same period in the prior year.  Same clinic revenue increased $3.7 million for the three months ended June 30, 2018 compared to the same period in the prior year, reflecting an increase in same clinic revenue per day of 1.7%.  This growth was offset by the effect of clinic closures which reflected decreased revenue of $0.5 million as compared with the same period in the prior year.  Net revenue was also negatively impacted as compared to the same period in the prior year by $1.3 million from the adoption of the new revenue accounting standard on January 1, 2018.

Revenue growth during the quarter was primarily the result of growth in services to prosthetic patients.  Prosthetic revenue constituted 54% of Patient Care’s revenue in the three months ended June 30, 2018 compared with 53% for the same period in the prior year.  We believe an increased focus on the demonstration of patient outcomes and related marketing initiatives contributed to this growth in prosthetic revenue.

Products & Services net revenue for the three months ended June 30, 2018 was $48.8 million, an increase of $1.6 million, or 3.5% from $47.2 million for the same period in the prior year.  This increase was comprised of $2.7 million from the distribution of O&P componentry to independent providers partially offset by a $1.1 million decrease in net revenue from therapeutic services, which related primarily to client cancellations,

Material costs.  Material costs for the three months ended June 30, 2018 were $86.5 million, an increase of $2.9 million or 3.4%, from $83.7 million for the same period in the prior year.  Total material costs as a percentage of net revenue increased to 32.4% in 2018 from 31.8% in 2017 due primarily to changes in our Patient Care segment product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended June 30,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$65,909	$64,245	$1,664	2.6%
Products & Services	20,607	19,412	1,195	6.2%
Material costs	$86,516	$83,657	$2,859	3.4%

Patient Care material costs increased $1.7 million, or 2.6%, for the three months ended June 30, 2018 compared to the same period in the prior year.  Excluding the $1.3 million effect on net revenue resulting from the adoption of the new revenue accounting standard, Patient Care material costs as a percent of revenue increased slightly to 30.0% in 2018 from 29.7% in 2017, primarily due to increases in the mix of our business towards higher-cost prosthetic devices.

Products & Services material costs increased $1.2 million, or 6.2%, for the three months ended June 30, 2018 compared to the same period in the prior year.  As a percent of revenue, material costs grew to 42.2% in the three months ended June 30, 2018 from 41.2% in the same period 2017.

Personnel costs.  Personnel costs for the three months ended June 30, 2018 were $89.6 million, an increase of $1.7 million, or 2.0%, from $87.8 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended June 30,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$76,792	$75,906	$886	1.2%
Products & Services	12,762	11,925	837	7.0%
Personnel costs	$89,554	$87,831	$1,723	2.0%

During 2018, annual employee salary increases were implemented effective in April 2018 as contrasted with June 2017 in the prior year. which contributed to a significant increase in salary expense when comparing the second quarter of 2018 with the second quarter of 2017.  Personnel costs for the Patient Care segment were $76.8 million for the three months ended June 30, 2018, an increase of $0.9 million, or 1.2%, from $75.9 million for the same period in the prior year.  Patient Care benefits expense increased $1.2 million from higher employee benefit claim costs and a $0.6 million increase in salary expense, partially offset by a $0.8 million decrease bonus and commissions.  Personnel costs in the Products & Services segment increased $0.8 million, or 7.0% for the three months ended June 30, 2018 compared to the same period in the prior year.  Bonus and commissions increased $0.5 million, benefits expense increased $0.2 million and salary expense increased $0.1 million.

Other operating costs.  Other operating costs for the three months ended June 30, 2018 were $30.5 million, a decrease of $1.3 million, or 4.2% from $31.9 million for the same period in the prior year.  Bad debt expense decreased $2.7 million, primarily from the adoption of the new revenue accounting standard under which certain of these expenses were re-characterized as implicit price concessions within our Patient Care segment and are now reflected as an adjustment to net revenue.  This decrease was partially offset by a $0.7 million increase in professional fees and a $0.7 million increase in other operating costs.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2018 were $26.5 million, an increase of $1.3 million, or 5.1%, from $25.2 million for the same period in the prior year.  This increase included $1.2 million of professional expense relating primarily to growth and other corporate initiatives, $0.9 million in salary and other personnel-related costs, and $1.4 million in other expenses.  Salary costs grew in part due to the change in timing of annual employee salary increases which were made effective in April of 2018 as compared with June in the prior year.  These increases were partially offset by a $1.7 million favorable settlement in connection with our long standing claim relating to the “Deepwater Horizon” disaster and $0.5 million in connection with our favorable resolution of outstanding abandoned and unclaimed property claims with the State of Delaware.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended June 30, 2018 were $4.2 million, a decrease of $4.3 million from $8.5 million for the same period in the prior year.  Advisory and other fees decreased $4.7 million, and legal fees decreased $0.3 million offset, by a $0.7 million increase in audit related fees.

Depreciation and amortization.  Depreciation and amortization for the three months ended June 30, 2018 was $9.3 million, a decrease of $0.6 million, or 5.6%, from $9.8 million for the same period in the prior year.  Fully amortized intangible assets decreased amortization $0.6 million.

Interest expense, net.  Interest expense for the three months ended June 30, 2018 was $7.3 million, a decrease of $6.8 million, or 48.1%, from $14.1 million for the same period in the prior year.  This decrease was primarily due to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018 and secondarily reflected a $1.5 million decrease related to our settlement of outstanding abandoned and unclaimed property claims with the State of Delaware in a manner that did not require us to pay interest we had accrued on long standing unpaid claim amounts.

(Benefit) provision for income taxes.  The benefit for income taxes for the three months ended June 30, 2018 was $0.1 million, or (0.7)% of income from continuing operations before taxes, compared to a provision of $0.6 million, or 25.2% of income before taxes for the three months ended June 30, 2017.  The effective tax rate in 2018 consists principally of the 21% federal statutory tax rate and the rate impact from state income taxes and permanent tax differences.  The federal statutory tax rate in 2017 was 35%.  The decrease in the effective tax rate for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 is primarily attributable to the changes enacted by the Tax Act and the change from the discrete method for interim reporting used for the three months ended March 31, 2018 to using the annualized effective tax rate method for the six months ended June 30, 2018.

Our results of operations for the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,		Percent Change
(dollars in thousands)	2018	2017	2018 v 2017
Net revenues	$500,961	$497,067	0.8%
Material costs	162,872	158,062	3.0%
Personnel costs	175,662	175,786	(0.1)%
Other operating costs	61,632	64,550	(4.5)%
General and administrative expenses	52,159	50,613	3.1%
Professional accounting and legal fees	9,082	21,171	(57.1)%
Depreciation and amortization	18,602	19,962	(6.8)%
Operating Expenses	480,009	490,144	(2.1)%
Income from operations	20,952	6,923	202.6%
Interest expense, net	19,580	28,100	(30.3)%
Loss on extinguishment of debt	16,998	—	100.0%
Non-service defined benefit plan expense	352	368	(4.3)%
Loss before income taxes	(15,978)	(21,545)	(25.8)%
Benefit for income taxes	(6,288)	(5,448)	15.4%
Net loss	$(9,690)	$(16,097)	(39.8)%

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Six Months Ended June 30,
	2018	2017
Material costs	32.5%	31.8%
Personnel costs	35.1%	35.4%
Other operating costs	12.3%	12.9%
General and administrative expenses	10.4%	10.2%
Professional accounting and legal fees	1.8%	4.3%
Depreciation and amortization	3.7%	4.0%
Operating expenses	95.8%	98.6%

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net revenue.  Net revenue for the six months ended June 30, 2018 was $501.0 million, an increase of $3.9 million, or 0.8%, from $497.1 million for the six months ended June 30, 2017.  Net revenue by operating segment, after elimination of intersegment activity was as follows:

	For the Six Months Ended June 30,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$406,665	$403,858	$2,807	0.7%
Products & Services	94,296	93,209	1,087	1.2%
Net revenue	$500,961	$497,067	$3,894	0.8%

Patient Care net revenue for the six months ended June 30, 2018 was $406.7 million, an increase of $2.8 million, or 0.7%, from $403.9 million for the same period in the prior year.  Same clinic revenue increased $5.7 million reflecting an increase in same clinic revenue per day of 1.4%.  This growth was partially offset by the effect of clinic closures which reflected decreased revenue of $0.7 million as compared with the same period in the prior year.  Net revenue for the six months ended June 30, 2018 was also negatively impacted as compared to the same period in the prior year by $2.2 million from the adoption of the new revenue accounting standard on January 1, 2018.

Revenue growth for the year-to-date has primarily been the result of increased services to prosthetic patients, which was partially offset by revenue declines in orthotics, shoes and shoe inserts.  Prosthetic revenue constituted 53% of Patient Care’s revenue in the first half of 2018 as compared with 51% for the same period in the prior year.  We believe this growth in prosthetic revenue has been due in part to an increased focus on the demonstration of patient outcomes and related marketing initiatives.  Decreases in shoes and shoe inserts relate generally to our de-emphasis of this lower margin category of care.

Products & Services net revenue for the six months ended June 30, 2018 was $94.3 million, an increase of $1.1 million, or 1.2% from $93.2 million for the same period in the prior year.  Distribution of O&P componentry to independent providers increased $3.5 million partially offset by $2.4 million decrease in net revenue from therapeutic services, which related primarily to client cancellations.

Material costs.  Material costs for the six months ended June 30, 2018 were $162.9 million, an increase of $4.8 million or 3.0%, from $158.1 million for the same period in the prior year.  This underlying increase in cost of materials primarily related to changes in our Patient Care segment product mix, with total material costs as a percentage of net revenue increasing to 32.5% in 2018 from 31.8% in 2017.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended June 30,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$123,808	$120,678	$3,130	2.6%
Products & Services	39,064	37,384	1,680	4.5%
Material costs	$162,872	$158,062	$4,810	3.0%

Patient Care material costs increased $3.1 million, or 2.6%, for the six months ended June 30, 2018 compared to the same period in the prior year.  Excluding the $2.2 million effect on net revenue resulting from the adoption of the new revenue accounting standard, Patient Care material costs as a percent of revenue increased slightly to 30.3% in 2018 from 29.9% in 2017, primarily due to increases in the mix of our business towards higher-cost prosthetic devices.

Products & Services material costs increased $1.7 million, or 4.5%, for the six months ended June 30, 2018 compared to the same period in the prior year.  Material costs increased to 41.4% as a percent of net revenue in the six months ended June 30, 2018 from 40.1% in the same period in 2017.

Personnel costs.  Personnel costs for the six months ended June 30, 2018 were $175.7 million, relatively unchanged from $175.8 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Six Months Ended June 30,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$150,405	$151,421	$(1,016)	(0.7)%
Products & Services	25,257	24,365	892	3.7%
Personnel costs	$175,662	$175,786	$(124)	(0.1)%

Personnel costs for our Patient Care segment were $150.4 million for the six months ended June 30, 2018, a decrease of $1.0 million, or 0.7%, from $151.4 million for the same period in the prior year.  Patient Care benefits expense decreased $1.4 million from lower claims, partially offset by a $1.3 million increase in salary expense and a $0.9 decrease in bonus and commissions.  Personnel costs in the Products & Services segment increased $0.9 million.  The 3.7% increase in personnel costs for the six months ended June 30, 2018 compared to the same period in the prior year included an increase of $0.6 million in salary expense, $0.6 million in compensation and other personnel related costs, partially offset by a $0.3 million decrease in benefits.

Other operating costs.  Other operating costs for the six months ended June 30, 2018 were $61.6 million, a decrease of $2.9 million, or 4.5% from $64.6 million for the same period in the prior year.  Bad debt expense decreased $5.1 million, primarily from the adoption of the new revenue accounting standard under which certain of these expenses were re-characterized as implicit price concessions within our Patient Care segment and are now reflected as an adjustment to net revenue.  This decrease was partially offset by a $1.1 million increase in travel and education related expenses and a $1.1 million increase in other operating costs.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2018 were $52.2 million, an increase of $1.5 million, or 3.1%, from $50.6 million for the same period in the prior year.  This increase included $1.4 million of professional expenses related primarily to growth revenue cycle and other corporate initiatives, and $2.3 million in other expenses.  Increases in general and administrative expenses for the year-to-date period were partially offset by a $1.7 million favorable settlement in connection with our long standing claim relating to the “Deepwater Horizon” disaster, and $0.5 million in connection with our favorable resolution of outstanding abandoned and unclaimed property claims with the State of Delaware.

Professional accounting and legal fees.  Professional accounting and legal fees for the six months ended June 30, 2018 were $9.1 million, a decrease of $12.1 million from $21.2 million for the same period in the prior year.  Advisory and other fees decreased $9.4 million, audit related fees decreased $2.1 million and legal fees decreased $0.6 million.

Depreciation and amortization.  Depreciation and amortization for the six months ended June 30, 2018 was $18.6 million, a decrease of $1.4 million, or 6.8%, from $20.0 million for the same period in the prior year.  The decrease included lower amortization of $1.1 million as a result of fully amortized intangible assets and $0.3 million of lower therapeutic equipment depreciation.

Interest expense, net.  Interest expense for the six months ended June 30, 2018 was $19.6 million, a decrease of $8.5 million, or 30.3%, from $28.1 million for the same period in the prior year.  This decrease related primarily to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018 and secondarily reflected a $1.5 million decrease related to our settlement of outstanding abandoned and unclaimed property claims with the State of Delaware in a manner that did not require us to pay interest we had accrued on long standing unpaid claim amounts.

Loss on extinguishment of debt.  Debt extinguishment costs for the six months ended June 30, 2018 totaled $17.0 million and related to our debt refinancing on March 6, 2018 - see Note J - “Long-term Debt.”

Benefit for income taxes.  The benefit for income taxes for the six months ended June 30, 2018 was $6.3 million, or 39.4% of loss from continuing operations before taxes, compared to a benefit of $5.4 million, or 25.3% of loss from before taxes for the six months ended June 30, 2017.  The effective tax rate in 2018 consists principally of the 21% federal statutory tax rate and the rate impact from state income taxes and permanent tax differences.  The federal statutory tax rate in 2017 was 35%.  The increase in the income tax benefit was largely driven by the increased estimated annual effective tax rate applied to the quarter, partially offset by decreased loss from continuing operations before taxes for the period.  The increase in estimated annual effective tax rate was driven by increased estimated permanent differences and decreased estimated loss from continuing operations before taxes.

Financial Condition, Liquidity and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and investment balances and any amounts we have available for borrowing under our revolving credit facility.  We refer to the sum of these two amounts as our “liquidity.”

At June 30, 2018, we had total liquidity of $142.9 million, which reflected an increase of $55.0 million, from the $87.9 million in liquidity we had as of December 31, 2017.  Our liquidity at June 30, 2018 was comprised of cash and cash equivalents of $48.8 million and $94.1 million in available borrowing capacity under our $100.0 million revolving credit facility.  This increase in liquidity relates primarily to the net proceeds of $49.7 million from the refinancing of our indebtedness on March 6, 2018.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds in our revolving credit facility.

Working Capital and Days Sales Outstanding

At June 30, 2018, we had a working capital of $126.1 million compared to working capital of $78.7 million at December 31, 2017.  Our working capital increased $47.4 million in 2018 compared to 2017 due to decreases in current liabilities of $26.3 million and increases in current assets of $21.2 million.

Our current liabilities decreased primarily due to decreases in the accrued compensation related costs of $22.3 million, largely related to the payment of annual bonuses during the first quarter, a $7.4 million decrease in accrued professional fees offset by an increase in the current portion of long term debt of $6.0 million.  When comparing these outflows to the prior period, we paid $16.3 million less in annual bonuses and 401(k) matching contributions in the first half of 2017 as compared to the amounts we paid in the first half of 2018.  This was due to our relatively weaker performance for the year ended December 31, 2016 as compared to our performance for the year ended December 31, 2017.

Our current assets increased primarily due to a $47.3 million increase in cash and cash equivalents offset by a decrease of $12.3 million in net accounts receivable and a decrease of $11.7 million of income tax receivables.  Cash received for income taxes was $11.7 million for the six months ended June 30, 2018, compared to $0.3 million for the same period in the prior year.  We are anticipating only marginal pre-tax book profitability for the year, and expect to utilize net operating loss carryforwards to offset our tax provision such that we expect cash paid for Federal taxes in 2018 to be minimal.  The decrease in accounts receivable primarily relates to the seasonality of our business, whereby the fourth quarter reflects the highest seasonal quarter.  This seasonality of revenue contributes directly to a drop in our accounts receivable balances after December 31st of each year.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90 day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  As of June 30, 2018, our DSO was 45 days, which compares to a DSO of 46 days as of June 30, 2017.  At December 31, 2017, our DSO was 46 days, which was unchanged from a DSO of 46 days reported as of December 31, 2016.

Sources and Uses of Cash in Six Months Ended June 30, 2018 Compared to June 30, 2017

Cash flows from operating activities increased $23.2 million to an inflow of $16.9 million for the six months ended June 30, 2018 from a use of $6.3 million for the six months ended June 30, 2017.  This was due primarily to the changes in working capital in 2018 compared to 2017 which were discussed above.

Cash flows used in investing activities increased $9.0 million to $14.1 million for the six months ended June 30, 2018 from $5.1 million for the six months ended June 30, 2017.  The increase in cash used in investing activities included a $2.5 million decrease in proceeds of sale of property, plant and equipment, $4.9 million increase in purchases of property, plant and equipment, and a $1.5 million increase in purchases of therapeutic program equipment.  We currently anticipate that we will expend an increased amount for capital expenditures in 2018 as compared with recent years.  In addition to general increases in technology and leasehold improvements, we also plan to increase our purchase of therapy equipment for use in our Products & Services segment.  We currently believe that our total capital expenditures related to property, plant and equipment, and therapeutic program equipment purchases will be approximately $30.0 to $35.0 million for the year ended December 31, 2018.

Cash flows provided by financing activities increased $38.3 million to $43.5 million for the six months ended June 30, 2018 from $5.2 million for the six months ended June 30, 2017.  This increase included $49.6 million related to our refinancing of indebtedness and $2.0 million reduction in payments on seller notes and other contingent consideration, partially offset by $12.1 million of debt issuance costs, extinguishment costs and fees and $1.2 million in employee stock based compensation and capital lease obligations.

Effect of Indebtedness

Due to the then pending June 17, 2018, maturity of our previous credit agreement, on March 6, 2018 we entered into the Credit Agreement in order to refinance our indebtedness.  These changes to our indebtedness are disclosed in Note J - “Long-Term Debt,” in the notes to the condensed consolidated financial statements (unaudited) elsewhere in this report.  Our new indebtedness bears reduced rates of interest compared with those under our prior indebtedness, and as such, for the year ended December 31, 2018, we anticipate that we will report interest expense of approximately $40.0 million compared with the $57.7 million we reported in 2017.  Cash paid for interest totaled $16.6 million and $22.1 million for the six months ended June 30, 2018 and 2017, respectively.

Scheduled maturities of debt as of June 30, 2018 were as follows (in thousands):

2018 (remainder of year)	$5,999
2019	8,356
2020	7,275
2021	5,936
2022	6,053
Thereafter	491,005
Total debt before unamortized discount and debt issuance costs, net	524,624
Unamortized discount and debt issuance costs, net	(10,083)
Total debt	$514,541

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $505 million in principal outstanding at June 30, 2018, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025 and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at June 30, 2018 that matures in March 2023.  We currently believe that our anticipated operating trends, when coupled with anticipated decreases in our payments of interest expense and professional fees, will provide us with sufficient liquidity to meet our financial obligations during the coming twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may or could have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2018, we had a combined principal amount of $503.7 million of variable rate debt and a notional amount of $325.0 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $1.8 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of June 30, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weaknesses in our internal control over financial reporting described in Item 9A - “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).

Changes in Internal Control over Financial Reporting

As part of the adoption of ASC 606, we are implementing changes to our internal controls over financial reporting related to revenue recognition to ensure adequate evaluation of contracts and proper recording of revenue.  Additionally, due to our ongoing remediation efforts of the aforementioned material weaknesses, additional changes to our internal control over financial reporting are likely to have occurred during the six months ended June 30, 2018.  See Item 9A - “Controls and Procedures” in the 2017 10-K for additional information regarding our ongoing remediation efforts.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined that elements of the changes listed above to our internal control over financial reporting occurred during the six months ended June 30, 2018 and have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  Appellate briefing was completed on August 18, 2017 and the Court of Appeals held oral argument for the appeal on March 5, 2018.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  The case has been remanded back to the United States District Court for the Western District of Texas for further proceedings with respect to the remaining claims.  We believe the remaining claims are without merit, and intend to continue to vigorously defend against these claims.

In February and August of 2015, two separate shareholder derivative suits were filed in Texas state court against us related to the announced restatement of certain of our financial statements.  The cases were subsequently consolidated into Judy v. Asar, et. al., Cause No. D-1-GN-15-000625.  On October 25, 2016, plaintiffs in that action filed an amended complaint, and the case is currently pending before the 459th Judicial District Court of Travis County, Texas.

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

The plaintiffs have since subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable.  Upon completion of discovery we intend to file a motion to dismiss the consolidated derivative action.

Management intends to continue to vigorously defend against the securities class action and the shareholder derivative action.  At this time, we cannot predict how the Courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or results of our operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the quarter ended June 30, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the quarter ended June 30, 2018.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS

The documents in the accompanying Exhibits Index are filed, furnished or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

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

HANGER, INC.

Dated: August 9, 2018	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: August 9, 2018	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer