Form 10-Q
period 2018-09-30
HANGER, INC.
filed 2018-11-08
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2018

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

As of November 1, 2018 the registrant had 36,848,290 shares of its Common Stock outstanding.

ii

PART 1.                    FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and per share amounts)

(Unaudited)

	As of September 30,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$61,035	$1,508
Accounts receivable, net	132,446	146,346
Inventories	72,601	69,138
Income taxes receivable	1,723	13,079
Other current assets	20,742	20,888
Total current assets	288,547	250,959
Non-current assets:
Property, plant and equipment, net	89,424	93,615
Goodwill	196,343	196,343
Other intangible assets, net	16,637	21,940
Deferred income taxes	71,967	68,126
Other assets	12,711	9,440
Total assets	$675,629	$640,423

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$9,027	$4,336
Accounts payable	52,325	48,269
Accrued expenses and other current liabilities	54,790	66,308
Accrued compensation related costs	32,730	53,380
Total current liabilities	148,872	172,293
Long-term liabilities:
Long-term debt, less current portion	502,966	445,928
Other liabilities	49,395	50,253
Total liabilities	701,233	668,474
Commitments and contingencies (Note O)

Shareholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 37,011,135 shares issued and 36,868,314 shares outstanding in 2018, and 36,515,232 shares issued and 36,372,411 shares outstanding in 2017	370	365
Additional paid-in capital	340,738	333,738
Accumulated other comprehensive loss	(164)	(1,686)
Accumulated deficit	(365,852)	(359,772)
Treasury stock, at cost; 142,821 shares at 2018 and 2017, respectively	(696)	(696)
Total shareholders’ deficit	(25,604)	(28,051)
Total liabilities and shareholders’ deficit	$675,629	$640,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$262,946	$257,966	$763,907	$755,033
Material costs	84,805	82,345	247,677	240,407
Personnel costs	90,853	90,065	266,515	265,851
Other operating costs	30,999	33,184	92,631	97,734
General and administrative expenses	28,308	25,356	80,467	75,969
Professional accounting and legal fees	3,107	7,844	12,189	29,015
Depreciation and amortization	8,950	9,632	27,552	29,594
Income from operations	15,924	9,540	36,876	16,463
Interest expense, net	8,939	15,097	28,519	43,197
Loss on extinguishment of debt	—	—	16,998	—
Non-service defined benefit plan expense	176	184	528	552
Income (loss) before income taxes	6,809	(5,741)	(9,169)	(27,286)
Provision (benefit) for income taxes	2,440	(1,580)	(3,848)	(7,028)
Net income (loss)	$4,369	$(4,161)	$(5,321)	$(20,258)

Per share data:
Basic income (loss) per share	$0.12	$(0.11)	$(0.14)	$(0.56)
Weighted average shares outstanding - basic	36,856,881	36,340,089	36,716,568	36,238,816
Diluted income (loss) per share	$0.12	$(0.11)	$(0.14)	$(0.56)
Weighted average shares outstanding - diluted	37,556,594	36,340,089	36,716,568	36,238,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4,369	$(4,161)	$(5,321)	$(20,258)

Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of tax of $533, $0, $541, and $0, respectively	$1,738	$—	$1,762	$—
Unrealized gain (loss) on defined benefit plan, net of tax of $0, $0, $105, and $0 respectively	26	(17)	(240)	(51)
Total other comprehensive income (loss)	1,764	(17)	1,522	(51)
Comprehensive income (loss)	$6,133	$(4,178)	$(3,799)	$(20,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2018

(In thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Cumulative effect of a change in accounting for revenue recognition (Note A)	—	—	—	—	(759)	—	(759)
Balance, January 1, 2018	36,372	365	333,738	(1,686)	(360,531)	(696)	(28,810)
Net loss	—	—	—	—	(5,321)	—	(5,321)
Employee related equity activity:
Shares based compensation expense	—	—	9,573	—	—	—	9,573
Issuance of common stock upon vesting of restricted stock units	496	5	(5)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,568)	—	—	—	(2,568)
Total other comprehensive income	—	—	—	1,522	—	—	1,522
Balance, September 30, 2018	36,868	$370	$340,738	$(164)	$(365,852)	$(696)	$(25,604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,321)	$(20,258)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	27,552	29,594
(Benefit) provision for doubtful accounts	(578)	6,850
Stock-based compensation expense	9,573	8,693
Deferred income taxes	(4,114)	(7,179)
Amortization of debt discounts and issuance costs	2,453	6,348
Loss on extinguishment of debt	16,998	—
Gain on sale and disposal of fixed assets	(2,537)	(1,664)
Changes in operating assets and liabilities (Note Q)	(6,867)	(23,392)
Net cash provided by (used in) operating activities	37,159	(1,008)
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,435)	(11,237)
Purchase of therapeutic program equipment leased to third parties under operating leases	(6,390)	(3,714)
Purchase of company-owned life insurance investment	(598)	(555)
Proceeds from sale of property, plant and equipment	3,583	4,185
Net cash used in investing activities	(19,840)	(11,321)
Cash flows from financing activities:
Borrowings under term loan, net of discount	501,467	—
Repayment of term loan	(434,400)	(19,688)
Borrowings under revolving credit agreement	3,000	140,965
Repayments under revolving credit agreement	(8,000)	(105,965)
Payment of employee taxes on stock-based compensation	(2,568)	(1,367)
Payment on seller notes	(2,116)	(4,633)
Payment of capital lease obligations	(942)	(873)
Payment of debt issuance costs	(6,757)	(2,863)
Payment of debt extinguishment costs	(8,436)	—
Net cash provided by financing activities	41,248	5,576
Increase (decrease) in cash, cash equivalents and restricted cash	58,567	(6,753)
Cash, cash equivalents and restricted cash, at beginning of period	4,779	9,412
Cash, cash equivalents and restricted cash, at end of period	$63,346	$2,659

	For the Nine Months Ended September 30,
Reconciliation of Cash, Cash Equivalents and Restricted Cash	2018	2017
Cash and cash equivalents, at beginning of period	$1,508	$7,157
Restricted cash, at beginning of period	3,271	2,255
Cash, cash equivalents, and restricted cash, at beginning of period	$4,779	$9,412
Cash and cash equivalents, at end of period	$61,035	$460
Restricted cash, at end of period	2,311	2,199
Cash, cash equivalents, and restricted cash, at end of period	$63,346	$2,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hanger, Inc. (“we,” “our,” or “us”) is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  We provide orthotic and prosthetic (“O&P”) services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to patients and businesses in acute, post-acute, and clinic settings.  We operate through two segments: Patient Care and Products & Services.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as previously filed with the Securities and Exchange Commission (“SEC”).

In our opinion, the information contained herein reflects all adjustments necessary for a fair statement of our results of operations, financial position, and cash flows.  All such adjustments are of a normal, recurring nature.  The results of operations for the interim periods are not necessarily indicative of those to be expected for the full year.

A detailed description of our significant accounting policies and management judgments is contained in our 2017 Form 10-K.

Reclassifications

We have reclassified certain amounts in the prior year consolidated financial statements to be consistent with the current year presentation.  These relate to classifications within both the condensed consolidated statements of operations and condensed consolidated statement of cash flows, see “Adoption of New Accounting Standards” for additional information.

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

The majority of our contracts are generally short term in nature.  Revenue is recognized at the point of time when we transfer control of the good or service to the patient.  Under ASC 606, estimated uncollectible amounts due from self-pay patients, as well as co-pays, co-insurance, and deductibles owed to us by patients with insurance are generally considered implicit price concessions and are now presented as a reduction of net revenue.  Under prior guidance, these amounts were recognized as bad debt expense and were included in other operating costs.  When estimating the variable consideration, we use historical collection experience to estimate amounts not expected to be collected.  Conversely, subsequent changes in collectability due to a change in financial condition (i.e. bankruptcy) continues to be recognized as bad debt expense.

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

•                  ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715.  The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity’s defined benefit pension and other postretirement plans.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement.  The amendments in this update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside of income from operations.  Accordingly, we have made certain reclassifications from “General and administrative expenses” to “Non-service defined benefit plan expense” of $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively and $0.5 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Such reclassifications did not have a material effect on our condensed consolidated statement of operations.

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

New Accounting Standards Issued, Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 220).  The ASU is intended to improve the recognition and measurement of financial instruments.  The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our condensed consolidated financial statements and the related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715).  This ASU modifies the disclosure requirements for defined benefit and other postretirement plans.  This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations.  This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations.  The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our condensed consolidated financial statements and the related disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers.  The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income.  The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our condensed consolidated financial statements and the related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, from accumulated other comprehensive income to retained earnings.  This new standard is effective for us beginning January 1, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our condensed consolidated financial statements and the related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02, and related clarifying standards, revise the accounting for leases.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond 12 months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for us  beginning January 1, 2019 and will be applied using a cumulative effect adjustment transition approach at the adoption date which includes a number of practical expedients for leases existing at, or entered into after, the adoption date.  We are evaluating how the new standard will impact our condensed consolidated financial statements, and currently anticipate that there will be a material increase to assets and lease liabilities for existing property leases representing our nationwide retail locations. In addition, we are evaluating the impact on presentation and timing of lease-related expenses for those leases which are currently recorded as financing leases on our balance sheet.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and condensed consolidated balance sheet is as follows:

	As of and for the Three Months Ended September 30, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Condensed Consolidated Statement of Operations
Net revenues	$262,946	$645	$263,591
Other operating costs	30,999	736	31,735
Income from operations	15,924	(91)	15,833
Income before income taxes	6,809	(91)	6,718
Net income	4,369	(91)	4,278
Comprehensive income	6,133	(91)	6,042

Condensed Consolidated Balance Sheet
Assets
Deferred income taxes	$71,967	$24	$71,991
Total assets	675,629	24	675,653
Liabilities
Accrued expenses and other current liabilities	54,790	92	54,882
Total current liabilities	148,872	92	148,964
Total liabilities	701,233	92	701,325
Shareholders’ Deficit
Accumulated deficit	(365,852)	(68)	(365,920)
Total shareholders’ deficit	(25,604)	(68)	(25,672)

	As of and for the Nine Months Ended September 30, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Condensed Consolidated Statement of Operations
Net revenues	$763,907	$2,866	$766,773
Other operating costs	92,631	2,937	95,568
Income from operations	36,876	(71)	36,805
Loss before income taxes	(9,169)	(71)	(9,240)
Net loss	(5,321)	(71)	(5,392)
Comprehensive loss	(3,799)	(71)	(3,870)

Condensed Consolidated Balance Sheet
Assets
Deferred income taxes	$71,967	$(249)	$71,718
Total assets	675,629	(249)	675,380
Liabilities
Accrued expenses and other current liabilities	54,790	(956)	53,834
Total current liabilities	148,872	(956)	147,916
Total liabilities	701,233	(956)	700,277
Shareholders’ Deficit
Accumulated deficit	(365,852)	707	(365,145)
Total shareholders’ deficit	(25,604)	707	(24,897)

The adoption of ASC 606 resulted in deferring $1.0 million of net revenue from our Patient Care segment as of September 30, 2018 and recognizing deferred revenue of $1.0 million from satisfying performance obligations from the previous period.  Estimated uncollectible amounts due from self-pay patients for the three and nine months ended September 30, 2018 were $0.6 million and $2.9 million, respectively, and are considered implicit price concessions under ASC 606 and are recorded as a reduction to net revenue.

Patient Care Segment

Revenue in our Patient Care segment is primarily derived from contracts with third party payors for the provision of O&P devices and is recognized upon the transfer of control of promised products or services to the patient at the time the patient receives the device.  At, or subsequent to delivery, we issue an invoice to the third party payor, which primarily consists of commercial insurance companies, Medicare, Medicaid, the U.S. Department of Veterans Affairs, and private or patient pay (“Private Pay”) individuals.  We recognize revenue for the amounts we expect to receive from payors based on expected contractual reimbursement rates, which are net of estimated contractual discounts and implicit price concessions.  These revenue amounts are further revised as claims are adjudicated, which may result in additional disallowances.  As such, these adjustments do not relate to an inability to pay, but to contractual allowances, our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, that we filed or appealed the payor’s determination timely, on the basis of our coding, failure by certain classes of patients to pay their portion of a claim, or other administrative issues which are considered as part of the transaction price and recorded as a reduction of revenues.

Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components.  Warranties are not considered a separate performance obligation.  We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

A portion of our O&P revenue comes from the provision of cranial devices.  In addition to delivering the cranial device, there are patient follow-up visits where we assist in treating the patient’s condition by adjusting or modifying the cranial device.  We conclude that, for these devices, there are two performance obligations and use the expected cost plus margin approach to estimate for the standalone selling price of each performance obligation.  The allocated portion associated with the patient’s receipt of the cranial device is recognized when the patient receives the device while the portion of revenue associated with the follow-up visits is initially recorded as deferred revenue.  On average, the cranial device follow-up visits occur within 90 days after the patient receives the device and the deferred revenue is recognized on a straight line basis over this period.

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Patient Care Segment
Medicare	$69,724	$65,759	$197,461	$186,606
Medicaid	33,597	32,557	96,993	95,524
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	78,333	79,804	226,761	234,866
Veterans Administration	19,317	18,662	56,873	52,995
Private Pay	13,109	13,855	42,657	44,504
Total	$214,080	$210,637	$620,745	$614,495

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

To the extent that the transaction price includes variable consideration, such as prompt payment discounts, list price discounts, rebates, and volume discounts, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available.

We reduce revenue by estimates of potential future product returns and other allowances.  Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized.  We make estimates of the amount of sales returns and allowances that will eventually be incurred.  Management analyzes sales programs that are in effect, contractual arrangements, market acceptance, and historical trends when evaluating the adequacy of sales returns and allowance accounts.

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

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$34,666	$32,439	$100,700	$95,030
Therapeutic solutions	14,200	14,890	42,462	45,508
Total	$48,866	$47,329	$143,162	$140,538

NOTE B — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were zero and 48,502 for the three and nine months ended September 30, 2018 and 867,930 and 475,905 for the three and nine months ended September 30, 2017.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to Hanger, Inc., or any of its subsidiaries.

The reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except per share data)	2018	2017	2018	2017

Net income (loss)	$4,369	$(4,161)	$(5,321)	$(20,258)

Weighted average shares outstanding - basic	36,857	36,340	36,717	36,239
Effect of potentially dilutive restricted stock units and options (1)	700	—	—	—
Weighted average shares outstanding - diluted	37,557	36,340	36,717	36,239

Basic income (loss) per share	$0.12	$(0.11)	$(0.14)	$(0.56)

Diluted income (loss) per share	$0.12	$(0.11)	$(0.14)	$(0.56)

(1) In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amount exclude potentially dilutive shares related to unvested restricted stock units and unexercised options.  For the three months ended September 30, 2017, 224,663 shares were excluded.  For the nine month periods ended September 30, 2018 and 2017, shares excluded were 680,444 and 295,089, respectively.

NOTE C — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net represents outstanding amounts we expect to collect from the transfer of our products and services.  Principally, these amounts are comprised of receivables from Medicare, Medicaid, and commercial insurance plans.  Under ASC 606, our accounts receivable represent amounts outstanding from our gross billings, net of contractual discounts and other implicit price concessions including estimates for payor disallowances, sales returns, and patient non-payments.

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

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of September 30, 2018, and December 31, 2017 is comprised of the following:

	As of September 30, 2018			As of December 31, 2017
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$170,030	$26,105	$196,135	$193,150	$23,494	$216,644
Allowances for estimated implicit price concessions arising from:
Payor disallowances	(52,267)	—	(52,267)	(56,233)	—	(56,233)
Patient non-payments	(7,716)	—	(7,716)	—	—	—
Accounts receivable, gross	110,047	26,105	136,152	136,917	23,494	160,411
Allowance for doubtful accounts	—	(3,706)	(3,706)	(9,894)	(4,171)	(14,065)
Accounts receivable, net	$110,047	$22,399	$132,446	$127,023	$19,323	$146,346

NOTE D — INVENTORIES

Our inventories are comprised of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Raw materials	$20,049	$19,929
Work in process	12,649	8,996
Finished goods	39,903	40,213
Total inventories	$72,601	$69,138

NOTE E — PROPERTY PLANT AND EQUIPMENT, NET

Property, plant, and equipment, net were comprised of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Land	$644	$644
Buildings	25,475	28,180
Furniture and fixtures	14,231	12,968
Machinery and equipment	27,551	26,838
Therapeutic program equipment leased to third parties under operating leases	29,059	31,100
Leasehold improvements	106,885	100,999
Computers and software	69,105	65,455
Total property, plant, and equipment, gross	272,950	266,184
Less: accumulated depreciation	(183,526)	(172,569)
Total property, plant, and equipment, net	$89,424	$93,615

Total depreciation expense was approximately $7.5 million and $7.3 million for the three months ended September 30, 2018 and 2017, respectively and $22.3 million and $22.4 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS

We assess goodwill and indefinite lived intangible assets for impairment annually on October 1st, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The carrying value of goodwill as of September 30, 2018 and December 31, 2017 was $196.3 million and related to our Patient Care segment.

The balances related to intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

	As of September 30, 2018				As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$30,563	$(22,671)	$—	$7,892	$36,439	$(24,267)	$—	$12,172
Other intangible assets	14,996	(10,551)	—	4,445	15,820	(10,352)	—	5,468
Definite-lived intangible assets	45,559	(33,222)	—	12,337	52,259	(34,619)	—	17,640
Indefinite-life trade name	9,070	—	(4,770)	4,300	9,070	—	(4,770)	4,300
Total other intangible assets	$54,629	$(33,222)	$(4,770)	$16,637	$61,329	$(34,619)	$(4,770)	$21,940

Total intangible amortization expense was approximately $1.5 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively and $5.3 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31st and thereafter is as follows:

(in thousands)
2018 (remainder of year)	$1,436
2019	3,762
2020	3,509
2021	927
2022	860
Thereafter	1,843
Total	$12,337

NOTE G — OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consist of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Non-trade receivables	$7,582	$7,668
Prepaid rent	4,454	4,248
Prepaid maintenance	3,548	3,134
Restricted cash	2,311	3,271
Prepaid insurance	739	271
Prepaid benefits	621	368
Other	1,487	1,928
Total other current assets	$20,742	$20,888

Other assets consist of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Cash surrender value of company owned life insurance	$3,097	$2,340
Non-trade receivables	2,451	2,407
Surety bond	2,000	2,500
Deposits	2,083	2,193
Derivative asset	2,819	—
Other	261	—
Total other assets	$12,711	$9,440

NOTE H — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Patient prepayments, deposits and refunds payable	$25,299	$30,194
Accrued professional fees	4,585	11,612
Insurance and self-insurance accruals	9,136	8,901
Accrued sales taxes and other taxes	6,800	6,335
Derivative liability	515	—
Accrued interest payable	501	845
Other current liabilities	7,954	8,421
Total accrued expenses and other current liabilities	$54,790	$66,308

Other liabilities consist of:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Supplemental executive retirement plan obligations	$20,751	$21,842
Long-term insurance accruals	9,291	9,531
Deferred tenant improvement allowances	8,265	7,361
Unrecognized tax benefits	5,404	5,219
Deferred rent	4,580	4,909
Other	1,104	1,391
Total other liabilities	$49,395	$50,253

NOTE I — INCOME TAXES

We recorded a provision from income tax of $2.4 million and a benefit from income tax of $1.6 million for the three months ended September 30, 2018 and 2017, respectively.  The effective tax rate was 35.8% and 27.5% for the three months ended September 30, 2018 and 2017, respectively.  We recorded a benefit from income tax of $3.8 million and a benefit of $7.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The effective tax rate was 42.0% and 25.8% for the nine months ended September 30, 2018 and 2017, respectively.

The increase in the effective tax rate for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 is primarily attributable to income before income tax for the three months ended September 30, 2018 compared to loss before income tax for the three months ended September 30, 2017, partially offset by the changes enacted by the Tax Act.  Our effective tax rate for the three months ended September 30, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the windfall from stock-based compensation recorded as a discrete item during the period.  Our effective tax rate for the three months ended September 30, 2017 differed from the federal statutory tax rate of 35% primarily due to non-deductible expenses and the shortfall from stock-based compensation recorded as a discrete item during the period.

The decrease in the income tax benefit for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 is largely driven by the decreased loss before taxes for the period, partially offset by increased estimated annual effective tax rate applied to the quarter.  The increase in estimated annual effective tax rate was driven by increased estimated permanent differences and decreased estimated loss before taxes.  Our effective tax rate for the nine months ended September 30, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the shortfall from stock based compensation recorded as a discrete item during the period.  Our effective tax rate for the nine months ended September 30, 2017 differed from the federal statutory tax rate of 35% primarily due to non-deductible expenses and the shortfall from stock based compensation recorded as a discrete item during the period.

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

For the nine months ended September 30, 2018, there were no significant adjustments to this amount although it remains provisional.  Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities.  The future issuance of U.S. Treasury Regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimate.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter ended December 31, 2018 when the analysis is complete.

NOTE J — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Credit Agreement, dated March 6, 2018
Revolving credit facility	$—	$—
Term loan B	502,475	—
Prior Credit Agreement, dated August 1, 2016
Term loan B	—	280,000
Prior Credit Agreement, dated June 17, 2013
Revolving credit facility	—	5,000
Term loan	—	151,875
Seller notes	3,796	5,912
Financing leases and other	15,424	18,169
Total debt before unamortized discount and debt issuance costs	521,695	460,956
Unamortized discount and debt issuance costs, net	(9,702)	(10,692)
Total debt	511,993	450,264
Current portion of long-term debt	9,027	4,336
Long-term debt	$502,966	$445,928

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”).

The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.9 million as of September 30, 2018.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

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

In connection with the Credit Agreement, we paid debt issuance costs of approximately $6.8 million.  As part of the repayment of amounts outstanding under our prior credit agreements, we paid a call premium totaling approximately $8.4 million and expensed outstanding unamortized discount and debt issuance costs totaling approximately $8.6 million.  The call premium and unamortized debt issuance costs on the prior credit agreements are included in “Loss on extinguishment of debt” in the condensed consolidated statements of operations for the nine months ended September 30, 2018.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended September 30, 2018, the weighted average interest rate on outstanding borrowings under our Term loan B facility was approximately 5.6%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note L - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: i) requirements that we maintain certain financial ratios at prescribed levels, ii) a prohibition on payment of dividends and other distributions and iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.  We were in compliance with all covenants at September 30, 2018.

The Credit Agreement also contains customary events of default.  If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable.  In addition, if we or any subsidiary guarantor becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency, or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.  Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) upon acceleration of such loans, (ii) while a payment event of default exists or (iii) upon the lenders’ request, during the continuance of any other event of default.

Scheduled maturities of debt at September 30, 2018 were as follows (in thousands):

2018 (remainder of year)	$2,897
2019	8,480
2020	7,329
2021	6,497
2022	6,098
Thereafter	490,394
Total debt before unamortized discount and debt issuance costs, net	521,695
Unamortized discount and debt issuance costs, net	(9,702)
Total debt	$511,993

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

Financial Instruments

We hold investments in money market funds which are measured at fair value on a recurring basis.  As of September 30, 2018 and December 31, 2017, $2.3 million and $3.3 million, respectively, of money market funds which are restricted from general use are presented within “Other current assets.”  The fair values of our money market funds are based on Level 1 observable market prices and are equivalent to one dollar per share.  The carrying value of accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments.

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value of our outstanding term loan as of September 30, 2018 was $502.5 million compared to its fair value of $500.6 million.  The carrying value of our outstanding term loan as of December 31, 2017 was $151.9 million compared to its fair value of $149.4 million.  The carrying value of our outstanding Term Loan B as of December 31, 2017 was $280.0 million compared to its fair value of $283.5 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of September 30, 2018, we had no amounts outstanding on our revolving credit facility.  The carrying value of the amount outstanding on our revolving credit facilities as of December 31, 2017 was $5.0 million compared to the fair value $4.9 million.  Our estimates of fair value are based on a discounted cash flow model using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

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

The carrying value of our outstanding subordinated promissory notes issued in connection with acquisitions (“Seller Notes”) as of September 30, 2018 and December 31, 2017 was $3.8 million and $5.9 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

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

During the three and nine months ended September 30, 2018, such derivatives were used to hedge certain variable cash flows associated with existing variable-rate debt, whereby we pay the counter-party a fixed rate of 2.77% and receive floating payments  based on the 1-month LIBOR.  As of September 30, 2018, our swaps had a notional value outstanding of $325.0 million. The remaining contractual term of the interest rate swap is 5.5 years. We had no swaps outstanding as of December 31, 2017.

Changes in Net Gain or Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Income (Loss)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018:

(in thousands)	Cash Flow Hedges
Balance as of June 30, 2018	$24
Unrealized gain recognized in other comprehensive income (loss), net of tax	1,171
Reclassification to interest expense, net	567
Balance as of September 30, 2018	$1,762

Balance as of December 31, 2017	$—
Unrealized gain recognized in other comprehensive income (loss), net of tax	251
Reclassification to interest expense, net	1,511
Balance as of September 30, 2018	$1,762

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Other assets	$2,819	$—	$—	$—
Accrued expenses and other current liabilities	—	515	—	—

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

We recognized a total of approximately $3.7 million and $3.6 million, respectively, of stock-based compensation expense for the three months ended September 30, 2018 and 2017 and a total of approximately $9.6 million and $8.7 million for the nine months ended September 30, 2018 and 2017.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

NOTE N — SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Defined Benefit Supplemental Executive Retirement Plan

Our unfunded noncontributory defined benefit plan (“DB SERP”) covers certain senior executives, is administered by us and calls for annual payments upon retirement based on years of service and final average salary.  Benefit costs and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates, and other factors.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The DB SERP’s change in net benefit cost and obligation during the three and nine months ended September 30, 2018 and 2017 is as follows:

Change in Benefit Obligation

(in thousands)	2018	2017
Benefit Obligation as of June 30	$19,388	$19,985
Service cost	92	85
Interest cost	150	167
Payments	(13)	(78)
Benefit Obligation as of September 30	$19,617	$20,159

Benefit obligation as of December 31, 2017 and 2016, respectively	$20,793	$21,304
Service cost	275	255
Interest cost	450	501
Payments	(1,901)	(1,901)
Benefit obligation as of September 30	$19,617	$20,159

Amounts Recognized in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2018	December 31, 2017
Accrued expenses and other current liabilities	$1,913	$1,913
Other liabilities	17,704	18,880
Total accrued liabilities	$19,617	$20,793

Defined Contribution Supplemental Executive Retirement Plan

We have a defined contribution plan (“DC SERP”) that covers certain of our senior executives.  Each participant is given a notional account to manage his or her annual distributions and allocate the funds among various investment options (e.g. mutual funds).  These accounts are tracking accounts only for the purpose of calculating the participant’s benefit.  The participant does not have ownership of the underlying mutual funds.  When a participant initiates or changes the allocation of his or her notional account, we will generally make an allocation of our investments to match those chosen by the participant.  While the allocation of our sub accounts is generally intended to mirror the participant’s account records (i.e. the distributions and gains or losses on those funds), the employee does not have legal ownership of any funds until payout upon retirement.  The underlying investments are owned by the insurance company (and we own an insurance policy).

As of September 30, 2018 and 2017, the estimated accumulated obligation benefit is $2.9 million and $2.5 million, respectively, of which $2.6 million and $2.2 million is funded and $0.3 million and $0.3 million is unfunded at September 30, 2018 and 2017, respectively.

In connection with the DC SERP benefit obligation, we maintain a company owned life insurance policy which is measured at its cash surrender value and is presented within “Other assets” in our consolidated balance sheets.  See Note G - “Other Current Assets and Other Assets” for additional information.

NOTE O — COMMITMENTS AND CONTINGENCIES

Commitments

In April 2014, in connection with the settlement of a patent infringement dispute, our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), entered into a non-cancellable agreement to purchase a total of $4.5 million of prosthetic gel liners in five installments.  We determined that a portion of the prosthetic gel liners should be reserved as excess and slow-moving inventory, and we accrued a liability and expensed $3.4 million in 2014.  As of September 30, 2018, $1.0 million of the non-cancellable purchase commitment was outstanding and is due and payable by April of 2019.  As of September 30, 2018, our reserve associated with the non-cancellable purchase commitment was $2.4 million.

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  Appellate briefing was completed on August 18, 2017 and the Court of Appeals held oral argument for the appeal on March 5, 2018.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On September 10, 2018 the Court of Appeals asked plaintiffs to file a response to the petition for rehearing en banc, and plaintiffs filed an opposition to the petition for rehearing en banc on September 17, 2018.  Both petitions are pending with the Court of Appeals.  We believe the remaining claims are without merit, and intend to continue to vigorously defend against these claims.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the full report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and we have provided a redacted version of the report to plaintiff’s counsel.  Upon completion of discovery we intend to file a motion to dismiss the consolidated derivative action.

Management intends to continue to vigorously defend against the securities class action and the shareholder derivative action.  At this time, we cannot predict how the Courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

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

We operate in a highly regulated industry and receive regulatory agency inquiries from time to time in the ordinary course of our business, including inquiries relating to our billing activities.  No assurance can be given that any discrepancies identified during a regulatory review will not have a material adverse effect on our consolidated financial statements.

Settlements

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We do not anticipate receipt of further payments in connection with this matter, as this settlement constituted a full and final satisfaction of our claims.  The benefit of this settlement has been recognized as a reduction to our general and administrative expenses for the nine months ended September 30, 2018.

On June 28, 2018, we entered into an agreement with the State of Delaware, and made payment, to satisfy all of the State’s abandoned or unclaimed property claims transactions represented within the period of January 1, 2001 through December 31, 2012 which were reportable through December 31, 2017 in the amount of $2.2 million.  This agreed upon payment amount was favorable by $0.5 million to the amount we had previously estimated for these liabilities and had the effect of reducing our general and administrative expenses in the year-to-date period September 30, 2018.  Additionally, under the terms of the agreement, we were not required to pay interest on the previously un-remitted cumulative abandoned or unclaimed property relating to this twelve year period in the amount of $1.5 million, which had the effect of lowering our interest expense in the year-to-date period ended September 30, 2018 by this accrued interest amount.

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

Summarized financial information concerning our reporting segments is shown in the following tables.

Total assets for each of the segments has not materially changed from December 31, 2017.

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Three Months Ended September 30, 2018
Net revenue
Third party	$214,080	$48,866	$—	$—	$262,946
Intersegments	—	48,945	—	(48,945)	—
Total net revenue	214,080	97,811	—	(48,945)	262,946
Material costs
Third party suppliers	58,395	26,410	—	—	84,805
Intersegments	6,300	42,645	—	(48,945)	—
Total material costs	64,695	69,055	—	(48,945)	84,805
Personnel expenses	77,806	13,047	—	—	90,853
Other expenses	34,426	6,306	21,682	—	62,414
Depreciation & amortization	4,651	2,564	1,735	—	8,950
Income (loss) from operations	32,502	6,839	(23,417)	—	15,924
Interest expense, net	7,984	3,233	(2,278)	—	8,939
Non-service defined benefit plan expense	—	—	176	—	176
Income (loss) before income taxes	24,518	3,606	(21,315)	—	6,809
Provision for income taxes	—	—	2,440	—	2,440
Net income (loss)	$24,518	$3,606	$(23,755)	$—	$4,369

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Three Months Ended September 30, 2017
Net revenue
Third party	$210,637	$47,329	$—	$—	$257,966
Intersegments	—	45,114	—	(45,114)	—
Total net revenue	210,637	92,443	—	(45,114)	257,966
Material costs
Third party suppliers	56,748	25,597	—	—	82,345
Intersegments	5,997	39,117	—	(45,114)	—
Total material costs	62,745	64,714	—	(45,114)	82,345
Personnel expenses	78,161	11,904	—	—	90,065
Other expenses	35,861	6,251	24,272	—	66,384
Depreciation & amortization	5,324	2,429	1,879	—	9,632
Income (loss) from operations	28,546	7,145	(26,151)	—	9,540
Interest expense, net	8,123	3,275	3,699	—	15,097
Non-service defined benefit plan expense	—	—	184	—	184
Income (loss) before income taxes	20,423	3,870	(30,034)	—	(5,741)
Benefit for income taxes	—	—	(1,580)	—	(1,580)
Net income (loss)	$20,423	$3,870	$(28,454)	$—	$(4,161)

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Nine Months Ended September 30, 2018
Net revenue
Third party	$620,745	$143,162	$—	$—	$763,907
Intersegments	—	141,302	—	(141,302)	—
Total net revenue	620,745	284,464	—	(141,302)	763,907
Material costs
Third party suppliers	170,559	77,118	—	—	247,677
Intersegments	17,944	123,358	—	(141,302)	—
Total material costs	188,503	200,476	—	(141,302)	247,677
Personnel expenses	228,211	38,304	—	—	266,515
Other expenses	104,869	17,944	62,474	—	185,287
Depreciation & amortization	14,547	7,569	5,436	—	27,552
Income (loss) from operations	84,615	20,171	(67,910)	—	36,876
Interest expense, net	22,429	9,745	(3,655)	—	28,519
Loss on extinguishment of debt	—	—	16,998	—	16,998
Non-service defined benefit plan expense	—	—	528	—	528
Income (loss) before income taxes	62,186	10,426	(81,781)	—	(9,169)
Benefit for income taxes	—	—	(3,848)	—	(3,848)
Net income (loss)	$62,186	$10,426	$(77,933)	$—	$(5,321)

(in thousands)	Patient Care	Products & Services	Corporate & Other	Consolidating Adjustments	Total
Nine Months Ended September 30, 2017
Net revenue
Third party	$614,495	$140,538	$—	$—	$755,033
Intersegments	—	131,484	—	(131,484)	—
Total net revenue	614,495	272,022	—	(131,484)	755,033
Material costs
Third party suppliers	165,680	74,727	—	—	240,407
Intersegments	17,743	113,741	—	(131,484)	—
Total material costs	183,423	188,468	—	(131,484)	240,407
Personnel expenses	229,582	36,269	—	—	265,851
Other expenses	107,124	19,205	76,389	—	202,718
Depreciation & amortization	16,123	7,691	5,780	—	29,594
Income (loss) from operations	78,243	20,389	(82,169)	—	16,463
Interest expense, net	24,409	9,909	8,879	—	43,197
Non-service defined benefit plan expense	—	—	552	—	552
Income (loss) from operations	53,834	10,480	(91,600)	—	(27,286)
Benefit for income taxes	—	—	(7,028)	—	(7,028)
Net income (loss)	$53,834	$10,480	$(84,572)	$—	$(20,258)

NOTE Q — SUPPLEMENTAL CASH FLOW INFORMATION

Changes in operating assets and liabilities on cash flows from operating activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Accounts receivable, net	$14,464	$1,772
Inventories	(3,463)	(5,870)
Other current assets	1,770	1,510
Income taxes	11,356	(584)
Accounts payable	5,680	(348)
Accrued expenses and other current liabilities	(13,061)	(9,690)
Accrued compensation related costs	(20,650)	(6,942)
Other liabilities	(2,963)	(3,240)
Changes in operating assets and liabilities on cash flows from operating activities	$(6,867)	$(23,392)

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Additions to property, plant and equipment acquired through financing obligations	$1,509	$1,299
Retirements of financed property, plant and equipment and related obligations	3,558	135
Purchase of property, plant and equipment in accounts payable at period end	2,419	865

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

These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report, and any claims, investigations, or proceedings arising as a result, as well as our ability to remediate the material weaknesses in our internal control over financial reporting described in Item 4. “Controls and Procedures” contained elsewhere in this report, changes in the demand for our O&P products and services, uncertainties relating to the results of operations or our acquired O&P patient care clinics, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health care industry, uncertainties inherent in investigations and legal proceedings, governmental policies affecting O&P operations, and other risks and uncertainties generally affecting the health care industry.

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included in our Quarterly Report on Form 10-Q will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.  Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors” contained in our 2017 Form 10-K or by other unknown risks and uncertainties.

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

Adjusted Gross Revenue and Disallowed Revenue - “Adjusted gross revenue” reflects our gross billings after their adjustment to reflect estimated discounts established in our contracts with payors of health care claims.  Pursuant to our contracts with payors, a portion of our adjusted gross billings may be disallowed based on factors including physician documentation, patient eligibility, plan design, prior authorization, timeliness of filings or appeal, coding selection, failure by certain patients to pay their portion of claims, computational errors associated with sequestration, and other factors.  We refer to these and other amounts as being “disallowed revenue” or “payor disallowances.”  Our net revenue reflects adjusted gross revenue after reduction for the estimated aggregate amount of disallowed revenue for the applicable period.  To facilitate analysis of the comparability of our results, we provide these non-GAAP measures due to the significant changes that we have experienced in recent years in disallowed revenue which are further discussed below.

Same Clinic Revenues Per Day - measures the year-over-year change in revenue from clinics that have been open a full calendar year or more.  Examples of clinics not included in the same center population are closures and acquisitions.  Day-adjusted growth normalizes sales for the number of days a clinic was open in each comparable period.

Overview

Business Overview

General

We are a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  Built on the legacy of James Edward Hanger, the first amputee of the American Civil War, we and our predecessor companies have provided O&P services for over 150 years.  We provide O&P services, distribute O&P devices and components, manage O&P networks, and provide therapeutic solutions to patients and businesses in acute, post-acute, and clinic settings.  We operate through two segments - Patient Care and Products & Services.

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 677 patient care clinics and 109 satellite locations in 44 states and the District of Columbia as of September 30, 2018.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution services and our therapeutic solutions businesses.  As a leading provider of O&P products in the United States, we coordinate, through our distribution services business, the procurement and distribution of a broad catalog of O&P parts, componentry, and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania and Texas.  The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,000 skilled nursing and post-acute providers nationwide.

For the three and nine months ended September 30, 2018, our net revenues were $262.9 million and $763.9 million, respectively, and we recorded net income of $4.4 million and a net loss of $5.3 million, respectively.  For the three and nine months ended September 30, 2017, our net revenues were $258.0 million and $755.0 million, respectively, and we recorded net loss of $4.2 million and a net loss of $20.3 million, respectively.

Industry Overview

We estimate that approximately $4.1 billion is spent in the United States each year for orthotic and prosthetic products and services.  We estimate that our Patient Care segment currently accounts for approximately 20% of market share, providing a comprehensive portfolio of orthotic, prosthetic, and post-operative solutions to patients in acute, post-acute, and patient care clinic settings.

The traditional O&P patient care industry is highly fragmented and is characterized by local, independent O&P businesses.  We do not believe that any single competitor accounts for more than 2% of the country’s total estimated O&P patient care clinic revenues.

The industry is characterized by stable, recurring revenues, primarily resulting from new patients as well as the need for periodic replacement and modification of O&P devices.  We anticipate that the demand for O&P services will continue to grow as the nation’s population increases, and as a result of several trends, including the aging of the U.S. population, there will be an increase in the prevalence of disease-related disability and the demand for new and advanced devices.  We believe the typical replacement time for prosthetic devices is three to five years, while the typical replacement time for orthotic devices varies, depending on the device.

We estimate that approximately $1.7 billion is spent in the United States each year by providers of O&P patient care services for the O&P products, components, devices, and supplies used in their businesses.  Our Products & Services segment distributes to independent providers of O&P services and to our own patient care clinics.  We estimate that our distribution sales account for approximately 8% of the market for O&P products, components, devices, and supplies (excluding sales to our Patient Care segment).

We estimate the market for rehabilitation technologies, integrated clinical programs, and clinician training in skilled nursing facilities (“SNFs”) to be approximately $150 million annually.  We currently provide these products and services to approximately 25% of the estimated 15,000 SNFs located in the U.S.  We estimate the market for rehabilitation technologies, clinical programs, and training within the broader post-acute rehabilitation markets to be approximately $400 million annually.  We do not currently provide a meaningful amount of products and services to this broader market.

Business Description

Patient Care

Our Patient Care segment employs approximately 1,500 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification (“ABC”) or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians.  To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist its clinicians in the performance of their duties.  Through this segment, we additionally provide network contracting services to independent providers of O&P through our “Linkia” business.

Patients are typically referred to Hanger Clinic by an attending physician who determines a patient’s treatment and writes a prescription.  Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the design of an orthotic or prosthetic device to meet the patient’s needs.  O&P devices are increasingly technologically advanced and custom designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process, and lower the cost of rehabilitation.

Based on the prescription written by a referring physician, our clinicians examine and evaluate the patient and either design a custom device or, in the case of certain orthotic needs, utilize a non-custom device, including, in appropriate circumstances, an “off the shelf” device, to address the patient’s needs.  When fabricating a device, our clinicians ascertain the specific requirements, componentry, and measurements necessary for the construction of the device.  Custom devices are constructed using componentry provided by a variety of third party manufacturers who specialize in O&P, coupled with sockets and other elements that are fabricated by our clinicians and technicians, to meet the individual patient’s physical and ambulatory needs.  Our clinicians and technicians typically utilize castings, electronic scans, and other techniques to fabricate items that are specialized for the patient.  After fabricating the device, a fitting process is undertaken and adjustments are made to ensure the achievement of proper alignment, fit, and patient comfort.  The fitting process often involves several stages to successfully achieve desired functional and cosmetic results.

Given the differing physical weight and size characteristics, location of injury or amputation, capability for physical activity and mobility, cosmetic and other needs of each individual patient, each fabricated prosthesis and orthosis is customized for each particular patient.  These custom devices are commonly fabricated at one of our regional or national fabrication facilities.

We have earned a reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.  Frequently, our proprietary Insignia scanning system is used in the fabrication process.  The Insignia system scans the patient and produces an accurate computer-generated image, resulting in a faster turnaround for the patient’s device and a more professional overall experience.

In recent years, we have established a centralized revenue cycle management organization that assists our clinics in pre-authorization, patient eligibility, denial management, collections, payor audit coordination, and other accounts receivable processes.

The principal reimbursement sources for our services are:

•                  Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, health management organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;

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

We typically enter into contracts with third party payors that allow us to perform O&P services for a referred patient and to be paid under the contract with the third party payor.  These contracts usually have a stated term of one to three years.  These contracts generally may be terminated without cause by either party on 60 to 90 days’ notice or on 30 days’ notice if we have not complied with certain licensing, certification, program standards, Medicare or Medicaid requirements, or other regulatory requirements.  Reimbursement for services is typically based on a fee schedule negotiated with the third party payor that reflects various factors, including market conditions, geographic area, and number of persons covered.  Many of our commercial contracts are indexed to the commensurate Medicare fee schedule that relates to the products or services being provided.

Government reimbursement is comprised of Medicare, Medicaid, and the U.S. Department of Veterans Affairs.  These payors set maximum reimbursement levels for O&P services and products.  Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment.  The CPI-U is adjusted further by an efficiency factor (the “Productivity Adjustment” or the “Multi-Factor Productivity Adjustment”) in order to determine the final rate adjustment each year.  There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, and Zone Program Integrity Contractor (“ZPIC”) audits.  TPE audits are generally pre-payment audits, while RAC, CERT, and ZPIC audits are generally post-payment audits.  The recently implemented TPE audits have replaced the previous Medicare Administrative Contractor (“MAC”) audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

Products & Services

Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute O&P components to independent O&P clinics and other customers.  Through our internal “supply chain” organization, we purchase, warehouse and distribute over 400,000 SKUs from more than 300 different manufacturers through SPS or directly to our own clinics within our Patient Care segment.  Our warehousing and distribution facilities in Nevada, Georgia, Illinois, Pennsylvania, and Texas, provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days.  Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market.  We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics as well as for independent O&P clinics.

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

Through our wholly-owned subsidiary, Accelerated Care Plus Corp., our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to post-acute care and rehabilitation providers.  Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and ongoing clinician education and training.  Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.  We serve approximately 4,000 skilled nursing and post-acute providers nationwide.

Effect of Delay in Financial Filings

As discussed in our 2017 Form 10-K, due to prior restatements and related issues, we had been delayed in the preparation and filing of our financial statements in recent years.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated professional fees associated with these efforts are as follows:

(in thousands)			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods

March 31, 2017	$11,537	$14,766	$19,672
June 30, 2017	7,567	13,765	13,474
September 30, 2017	6,839	6,430	13,883
December 31, 2017	6,358	9,956	10,285
March 31, 2018	3,700	7,755	6,230
June 30, 2018	2,940	5,938	3,232
September 30, 2018	2,230	2,297	3,165

We currently estimate that during 2018, we will expend a total of $13.0 million in excess professional fees.  We expect to continue to incur professional fees as we focus on the remediation of our continuing material weaknesses in internal controls over financial reporting.  Due to the ongoing material weaknesses in our controls over financial reporting, we currently undertake additional substantive procedures to test and verify financial statement amounts in connection with the preparation of our financial statements.

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA.  Patient Care constitutes 81.3% and 81.4% of our net revenue for the nine months ended September 30, 2018 and 2017, respectively.  Our remaining net revenue is provided by our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities, and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

To receive reimbursement for our work, we must ensure that our clinical, administrative, and billing personnel receive and verify certain medical and health plan information, record detailed documentation regarding the services we provide, and accurately and timely perform a number of claims submission and related administrative tasks.  Traditionally, we have performed these tasks in a manual fashion and on a decentralized basis.  In recent years, due to increases in payor pre-authorization processes, documentation requirements, pre-payment reviews and pre- and post-payment audits, our ability to successfully undertake these tasks using our traditional approach has become increasingly challenging.  We believe these changes in industry trends have been brought about in part by increased nationwide efforts to reduce health care costs.

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

Commencing in late 2014 and continuing through today, we have taken a number of actions to halt and reverse these disallowed revenue trends.  These initiatives included: (i) the retention of consultants and creation of a central revenue cycle management function; (ii) addressing the issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.  Through 2017, we saw significant improvements in these rates.  While we intend to continue to work towards further improvements in our procedures through the use of technology within our clinic and revenue cycle functions, we do not currently foresee that future reductions in disallowed revenue will be as achievable or substantial as the improvements realized during the three year period of 2015 through 2017.

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

Implicit price concessions such as payor disallowances and patient non-payments for the Patient Care segment for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net revenue	$214,080	$210,637	$620,745	$614,495
Estimated implicit price concessions arising from:
Payor disallowances	10,584	9,557	29,306	28,251
Patient non-payments	736	—	2,937	—
Adjusted gross revenue	$225,400	$220,194	$652,988	$642,746

Payor disallowances	$10,584	$9,557	$29,306	$28,251
Patient non-payments	736	—	2,937	—
Bad debt expense	—	2,267	—	6,551
Payor disallowances, patient non-payments and bad debt expense	$11,320	$11,824	$32,243	$34,802

Payor disallowances %	4.7%	4.3%	4.5%	4.4%
Patient non-payments %	0.3%	—%	0.4%	—%
Bad debt expense %	—%	1.1%	—%	1.0%
Percent of adjusted gross revenue	5.0%	5.4%	4.9%	5.4%

Settlements

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We anticipate the receipt of no further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  The benefit of this settlement has been recognized as a reduction to our general and administrative expenses for the nine months ended September 30, 2018.

On June 28, 2018, we entered into an agreement with the State of Delaware, and made payment, to satisfy all of the State’s abandoned or unclaimed property claims transactions represented within the period of January 1, 2001 through December 31, 2012 which were reportable through December 31, 2017 in the amount of $2.2 million.  This agreed upon payment amount was favorable by $0.5 million to the amount we had previously estimated for these liabilities and had the effect of reducing our general and administrative expenses by this amount for the quarter and year-to-date.  Additionally, under the terms of the agreement, we were not required to pay interest on the previously un-remitted cumulative abandoned or unclaimed property relating to this twelve year period in the amount of $1.5 million, which had the effect of lowering our interest expense for the year-to-date period ended September 30, 2018 by this accrued interest amount.

New System Implementation

As discussed in our 2017 Form 10-K, in recent years we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics.  As of September 30, 2018, we have completed the installation of this system in approximately 88% of our clinic locations.  We currently estimate that we will incur approximately $4.5 million in training, travel, and other implementation expense in 2018 related to this implementation.

Acquisitions

During the year-to-date period ending September 30, 2018, we have not completed any acquisitions, and have not undertaken any acquisitions for a period of time extending from early 2015 through the end of this most recent quarter.  However, we will recommence our acquisition of O&P clinics similar to those that we operate through our Patient Care segment during the fourth quarter of this year.  We do not believe initial acquisitions undertaken in the fourth quarter will have a material impact on our consolidated financial statements.

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

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This one-week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarter of 2018 and 2017, we spent approximately $2.3 million and $2.0 million, respectively, on travel and other costs associated with this one-week event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the one-week period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

Our first quarter cash flows from operations are also adversely affected as compared with other quarters due to the payment of our annual incentive compensation during that period.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions, and disclosures.  We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results and financial position.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Our results of operations for the three months ended September 30, 2018 and 2017 were as follows (unaudited):

	For the Three Months Ended September 30,		Percent Change
(in thousands)	2018	2017	2018 v 2017
Net revenues	$262,946	$257,966	1.9%
Material costs	84,805	82,345	3.0%
Personnel costs	90,853	90,065	0.9%
Other operating costs	30,999	33,184	(6.6)%
General and administrative expenses	28,308	25,356	11.6%
Professional accounting and legal fees	3,107	7,844	(60.4)%
Depreciation and amortization	8,950	9,632	(7.1)%
Operating expenses	247,022	248,426	(0.6)%
Income from operations	15,924	9,540	66.9%
Interest expense, net	8,939	15,097	(40.8)%
Non-service defined benefit plan expense	176	184	(4.3)%
Income (loss) before income taxes	6,809	(5,741)	(218.6)%
Provision (benefit) for income taxes	2,440	(1,580)	(254.4)%
Net income (loss)	$4,369	$(4,161)	(205.0)%

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Three Months Ended September 30,
	2018	2017
Material costs	32.3%	31.9%
Personnel costs	34.6%	34.9%
Other operating costs	11.6%	13.0%
General and administrative expenses	10.8%	9.8%
Professional accounting and legal fees	1.2%	3.0%
Depreciation and amortization	3.4%	3.7%
Operating expenses	93.9%	96.3%

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net revenue.  Net revenue for the three months ended September 30, 2018 was $262.9 million, an increase of $5.0 million, or 1.9%, from $258.0 million for the three months ended September 30, 2017.  Net revenue by operating segment, after elimination of intersegment activity, was as follows:

	For the Three Months Ended September 30,			Percent
(in thousands)	2018	2017	Change	Change
Patient Care	$214,080	$210,637	$3,443	1.6%
Products & Services	48,866	47,329	1,537	3.2%
Net revenue	$262,946	$257,966	$4,980	1.9%

Patient Care net revenue for the three months ended September 30, 2018 was $214.1 million, an increase of $3.4 million, or 1.6%, from $210.6 million for the same period in the prior year.  Same clinic revenue increased $4.3 million for the three months ended September 30, 2018 compared to the same period in the prior year, reflecting an increase in same clinic revenue of 2.1%, or 0.5% on a per day basis.  During the three months ended September 30, 2018 revenue from prosthetics increased by 3.1% and constituted approximately 54% of our total Patient Care revenue as compared with approximately 53% in the comparable prior year period.  In addition to the underlying growth in prosthetic revenue, the change in product mix was partially attributed to a comparatively lower increase in revenue related to certain of our orthotic and shoe products.  The increase in revenue was offset by a $0.2 million decrease in revenue associated with clinic closures.  Net revenue was also negatively impacted  compared to the same period in the prior year by $0.7 million from the adoption of the new revenue accounting standard on January 1, 2018.

Products & Services net revenue for the three months ended September 30, 2018 was $48.9 million, an increase of $1.5 million, or 3.2% from $47.3 million for the same period in the prior year.  This increase was comprised of $2.2 million from the distribution of O&P componentry to independent providers offset by a $0.7 million decrease in net revenue from therapeutic solutions, as a result of continued net client cancellations.  We anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends.

Material costs.  Material costs for the three months ended September 30, 2018 were $84.8 million, an increase of $2.5 million or 3.0%, from $82.3 million for the same period in the prior year.  Total material costs as a percentage of net revenue increased to 32.3% in 2018 from 31.9% in 2017 due primarily to changes in our Patient Care segment product mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended September 30,			Percent
(in thousands)	2018	2017	Change	Change
Patient Care	$64,695	$62,745	$1,950	3.1%
Products & Services	20,110	19,600	510	2.6%
Material costs	$84,805	$82,345	$2,460	3.0%

Patient Care material costs increased $2.0 million, or 3.1%, for the three months ended September 30, 2018 compared to the same period in the prior year.  Excluding the $0.7 million effect on net revenue resulting from the adoption of the new revenue accounting standard, Patient Care material costs as a percent of revenue increased slightly to 30.1% in 2018 from 29.8% in 2017, primarily due to increases in sales of higher-cost prosthetic devices, when compared to orthotics.

Products & Services material costs increased $0.5 million, or 2.6%, for the three months ended September 30, 2018 compared to the same period in the prior year.  As a percent of revenue, material costs were 41.2% in the three months ended September 30, 2018 as compared to 41.4% in the same period 2017.

Personnel costs.  Personnel costs for the three months ended September 30, 2018 were $90.9 million, an increase of $0.8 million, or 0.9%, from $90.1 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended September 30,			Percent
(in thousands)	2018	2017	Change	Change
Patient Care	$77,806	$78,161	$(355)	(0.5)%
Products & Services	13,047	11,904	1,143	9.6%
Personnel costs	$90,853	$90,065	$788	0.9%

Personnel costs for the Patient Care segment were $77.8 million for the three months ended September 30, 2018, a decrease of $0.4 million, or 0.5%, from $78.2 million compared to the same period in the prior year.  The decline in Patient Care personnel costs during the third quarter of 2018 was primarily related to a decrease of $0.6 million in benefits expense relating to lower health claims experience, as well as a $0.6 million decrease in bonus and commissions expense, and $0.2 million lower other personnel costs when compared to the prior period.  The decreases were offset by an increase in salary expense of $1.0 million.

Personnel costs in the Products & Services segment were $13.0 million for the three months ended September 30, 2018, an increase of $1.1 million, or 9.6% compared to the same period in the prior year.  The increase in Products and Services costs during the third quarter was primarily related to an increase in bonus and commissions expense of $0.8 million and an increase in salary expense of $0.3 million.

Other operating costs.  Other operating costs for the three months ended September 30, 2018 were $31.0 million, a decrease of $2.2 million, or 6.6% from $33.2 million for the same period in the prior year.  Bad debt expense decreased $2.3 million, primarily from the adoption of the new revenue accounting standard under which certain of these expenses were prospectively characterized as implicit price concessions within our Patient Care segment and are now reflected as an adjustment to net revenue.  Product and professional liabilities decreased $0.6 million.  Offsetting these decreases, was an increase of $0.7 million in professional fees.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2018 were $28.3 million, an increase of $3.0 million, or 11.6%, from $25.4 million for the same period in the prior year.  This increase included $1.0 million in bonus expense, $0.9 million in salary expense, and $1.1 million in other expenses.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended September 30, 2018 were $3.1 million, a decrease of $4.7 million, or 60.4%, from $7.8 million for the same period in the prior year.  Advisory and other fees decreased $4.1 million and audit related fees decreased by $0.6 million, primarily due to decreased utilization of professional fees to assist in the remediation of our material weaknesses, to regain our timely filing status and to undertake related activities.

Depreciation and amortization.  Depreciation and amortization for the three months ended September 30, 2018 was $9.0 million, a decrease of $0.7 million, or 7.1%, from $9.6 million for the same period in the prior year.  Certain intangible assets became fully amortized prior to the third quarter of 2018, resulting in a decrease in amortization of $0.8 million when compared to the prior period offset by a $0.1 million increase in leasehold improvement and other depreciation.

Interest expense, net.  Interest expense for the three months ended September 30, 2018 was $8.9 million, a decrease of $6.2 million, or 40.8%, from $15.1 million for the same period in the prior year.  This decrease was primarily due to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018.

Provision (benefit) for income taxes.  The provision for income taxes for the three months ended September 30, 2018 was $2.4 million, or 35.8% of income before income taxes, compared to a benefit of $1.6 million, or 27.5% of loss before income taxes for the three months ended September 30, 2017.  The effective tax rate in 2018 consists principally of the 21% federal statutory tax rate and the rate impact from state income taxes and permanent tax differences.  The federal statutory tax rate in 2017 was 35%.  The increase in the effective tax rate for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 is primarily attributable to pre-tax income for the three months ended September 30, 2018 compared to pre-tax loss for the three months ended September 30, 2017, partially offset by the changes enacted by the Tax Act.

Our results of operations for the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,		Percent Change
(in thousands)	2018	2017	2018 v 2017
Net revenues	$763,907	$755,033	1.2%
Material costs	247,677	240,407	3.0%
Personnel costs	266,515	265,851	0.2%
Other operating costs	92,631	97,734	(5.2)%
General and administrative expenses	80,467	75,969	5.9%
Professional accounting and legal fees	12,189	29,015	(58.0)%
Depreciation and amortization	27,552	29,594	(6.9)%
Operating expenses	727,031	738,570	(1.6)%
Income from operations	36,876	16,463	124.0%
Interest expense, net	28,519	43,197	(34.0)%
Loss on extinguishment of debt	16,998	—	100.0%
Non-service defined benefit plan expense	528	552	(4.3)%
Loss before income taxes	(9,169)	(27,286)	66.4%
Benefit for income taxes	(3,848)	(7,028)	45.2%
Net loss	$(5,321)	$(20,258)	73.7%

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Material costs	32.4%	31.8%
Personnel costs	34.9%	35.2%
Other operating costs	12.2%	13.0%
General and administrative expenses	10.5%	10.1%
Professional accounting and legal fees	1.6%	3.8%
Depreciation and amortization	3.6%	3.9%
Operating expenses	95.2%	97.8%

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net revenue.  Net revenue for the nine months ended September 30, 2018 was $763.9 million, an increase of $8.9 million, or 1.2%, from $755.0 million for the nine months ended September 30, 2017.  Net revenue by operating segment, after elimination of intersegment activity was as follows:

	For the Nine Months Ended September 30,			Percent
(in thousands)	2018	2017	Change	Change
Patient Care	$620,745	$614,495	$6,250	1.0%
Products & Services	143,162	140,538	2,624	1.9%
Net revenue	$763,907	$755,033	$8,874	1.2%

Patient Care net revenue for the nine months ended September 30, 2018 was $620.7 million, an increase of $6.3 million, or 1.0%, from $614.5 million for the same period in the prior year.  Same clinic revenue increased $10.2 million for the nine months ended September 30, 2018 compared to the same period in the prior year, reflecting an increase in same clinic revenue of 1.7%, or 1.1% on a per day basis.  During the nine months ended September 30, 2018, our revenue from prosthetics increased by 3.9% and constituted approximately 53% of our total Patient Care revenue as compared with approximately 52% in the comparable prior year period In addition to the underlying growth in prosthetic revenue, the change in product mix was partially attributed to a comparatively lower increase in revenue related to certain of our orthotic and shoe products.  The increase in revenue was offset by a $1.0 million decrease in revenue associated with clinic closures.  Net revenue for the nine months ended September 30, 2018 was also negatively impacted  compared to the same period in the prior year by $2.9 million from the adoption of the new revenue accounting standard on January 1, 2018.

Products & Services net revenue for the nine months ended September 30, 2018 was $143.2 million, an increase of $2.6 million, or 1.9% from $140.5 million for the same period in the prior year.  Distribution of O&P componentry to independent providers increased $5.6 million offset by a $3.0 million decrease in net revenue from therapeutic solutions, as a result of continued net client cancellations.  We anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends.

Material costs.  Material costs for the nine months ended September 30, 2018 were $247.7 million, an increase of $7.3 million or 3.0%, from $240.4 million for the same period in the prior year.  This underlying increase in cost of materials primarily related to changes in our Patient Care segment product mix, with total material costs as a percentage of net revenue increasing to 32.4% in 2018 from 31.8% in 2017.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Nine Months Ended September 30,			Percent
(in thousands)	2018	2017	Change	Change
Patient Care	$188,503	$183,423	$5,080	2.8%
Products & Services	59,174	56,984	2,190	3.8%
Material costs	$247,677	$240,407	$7,270	3.0%

Patient Care material costs increased $5.1 million, or 2.8%, for the nine months ended September 30, 2018 compared to the same period in the prior year.  Excluding the $2.9 million effect on net revenue resulting from the adoption of the new revenue accounting standard, Patient Care material costs as a percent of revenue increased slightly to 30.2% in 2018 from 29.8% in 2017, primarily due to increases in sales of higher-cost prosthetic devices, when compared to orthotics.

Products & Services material costs increased $2.2 million, or 3.8%, for the nine months ended September 30, 2018 compared to the same period in the prior year.  Material costs increased to 41.3% as a percent of net revenue in the nine months ended September 30, 2018 from 40.5% in the same period in 2017.

Personnel costs.  Personnel costs for the nine months ended September 30, 2018 were $266.5 million, an increase of $0.7 million, or 0.2%, from $265.9 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Nine Months Ended September 30,			Percent
(in thousands)	2018	2017	Change	Change
Patient Care	$228,211	$229,582	$(1,371)	(0.6)%
Products & Services	38,304	36,269	2,035	5.6%
Personnel costs	$266,515	$265,851	$664	0.2%

Personnel costs for our Patient Care segment were $228.2 million for the nine months ended September 30, 2018, a decrease of $1.4 million, or 0.6%, from $229.6 million for the same period in the prior year.  Patient Care personnel costs decreased $1.9 million in benefits expense due to lower health claims experience, as well as $1.8 million in bonus and commissions expense when compared to the prior period.  The decreases were offset by an increase in salary expense of $2.3 million.

Personnel costs in the Products & Services segment were $38.3 million for the nine months ended September 30, 2018, an increase of $2.0 million, or 5.6% for the same period in the prior year.  The growth in Products and Services personnel costs for the nine month period related to an increase in salary expense of $1.0 million and an increase in bonus and commissions expense of $1.4 million.  Offsetting these increases is $0.4 million lower benefit costs.

Other operating costs.  Other operating costs for the nine months ended September 30, 2018 were $92.6 million, a decrease of $5.1 million, or 5.2% from $97.7 million for the same period in the prior year.  Bad debt expense decreased $7.4 million, primarily from the adoption of the new revenue accounting standard under which certain of these expenses were re-characterized as implicit price concessions within our Patient Care segment and are now reflected as an adjustment to net revenue.  This decrease was offset by a $1.2 million increase in travel and education related expenses and a $1.1 million increase in office related expenses.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2018 were $80.5 million, an increase of $4.5 million, or 5.9%, from $76.0 million for the same period in the prior year.  This increase included $2.5 million in personnel related costs, $1.9 million in other expenses, $1.6 million of professional expenses related primarily to growth, revenue cycle and other corporate initiatives, and $0.7 million in advertising costs.  Increases in general and administrative expenses for the year-to-date period were offset by a $1.7 million favorable settlement in connection with our long standing claim relating to the “Deepwater Horizon” disaster and $0.5 million in connection with our favorable resolution of outstanding abandoned and unclaimed property claims with the State of Delaware.

Professional accounting and legal fees.  Professional accounting and legal fees for the nine months ended September 30, 2018 were $12.2 million, a decrease of $16.8 million, or 58.0%, from $29.0 million for the same period in the prior year.  Advisory and other fees decreased $13.6 million, audit related fees decreased $2.7 million, and legal fees decreased $0.5 million, primarily due to decreased utilization of professional fees for assistance in the remediation of our material weaknesses, to regain our timely filing status and to undertake related activities.

Depreciation and amortization.  Depreciation and amortization for the nine months ended September 30, 2018 was $27.6 million, a decrease of $2.0 million, or 6.9%, from $29.6 million for the same period in the prior year.  The decrease was from lower amortization of $1.9 million as a result of fully amortized intangible assets and $0.1 million of other items.

Interest expense, net.  Interest expense for the nine months ended September 30, 2018 was $28.5 million, a decrease of $14.7 million, or 34.0%, from $43.2 million for the same period in the prior year.  This decrease related primarily to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018 and reflected a $1.5 million decrease related to our settlement of outstanding abandoned and unclaimed property claims with the State of Delaware in a manner that did not require us to pay interest we had previously accrued on long standing unpaid claim amounts.

Loss on extinguishment of debt.  Debt extinguishment costs for the nine months ended September 30, 2018 totaled $17.0 million and related to our debt refinancing on March 6, 2018 - see Note J - “Long-term Debt.”

Benefit for income taxes.  The benefit for income taxes for the nine months ended September 30, 2018 was $3.8 million, or 42.0% of loss before income taxes, compared to a benefit of $7.0 million, or 25.8% of loss before income taxes for the nine months ended September 30, 2017.  The effective tax rate in 2018 consists principally of the 21% federal statutory tax rate and the rate impact from state income taxes and permanent tax differences.  The federal statutory tax rate in 2017 was 35%.  The decrease in the income tax benefit was largely driven by decreased loss before taxes for the period, partially offset by increased estimated annual effective tax rate applied to the quarter.  The increase in estimated annual effective tax rate was driven by increased estimated permanent differences and decreased estimated loss before taxes.

Financial Condition, Liquidity and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and cash equivalents and any amounts we have available for borrowing under our revolving credit facility.  We refer to the sum of these two amounts as our “liquidity.”

At September 30, 2018, we had total liquidity of $155.1 million, which reflected an increase of $67.2 million, from the $87.9 million in liquidity we had as of December 31, 2017.  Our liquidity at September 30, 2018 was comprised of cash and cash equivalents of $61.0 million and $94.1 million in available borrowing capacity under our $100.0 million revolving credit facility.  This increase in liquidity relates primarily to the net proceeds of $49.7 million from the refinancing of our indebtedness on March 6, 2018.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds in our revolving credit facility.

Working Capital and Days Sales Outstanding

At September 30, 2018, we had working capital of $139.7 million compared to working capital of $78.7 million at December 31, 2017.  Our working capital increased $61.0 million in 2018 compared to 2017 due to a decrease in current liabilities of $23.4 million and an increase in current assets of $37.6 million.

The decrease in current liabilities was primarily attributable to a reduction in accrued compensation related costs of $20.7 million, largely related to the timing of payment of annual bonuses during the first quarter of 2018, a $7.0 million decrease in accrued professional fees, and a $4.9 million decrease in patient refunds. This decrease was offset by a $4.7 million increase in the current portion of long term debt and a $4.1 million increase in accounts payable.  When comparing these outflows to the prior period, we paid $13.7 million less in annual bonuses and 401(k) matching contributions in the first three quarters of 2017 as compared to the amounts we paid in the first three quarters of 2018.  This was primarily due to attainment of lower incentive compensation targets based on performance for the year ended December 31, 2016 as compared to the year ended December 31, 2017.

The increase in current assets was primarily attributable to an increase in cash and cash equivalents and inventory of $59.5 million and 3.5 million, respectively.  The increase in current assets was offset by a decrease of $13.9 million in net accounts receivable and a reduction of $11.4 million of income tax receivables related to refunds from the IRS.  Cash received for income taxes was $11.4 million for the nine months ended September 30, 2018, compared to $0.6 million cash spent for the same period in the prior year.  We expect to generate limited pre-tax income through fiscal year 2018 and plan to utilize net operating loss carryforwards to offset our expected 2018 federal tax liability.  The decrease in accounts receivable primarily relates to the seasonality of our business which is affected by the degree to which patients have otherwise met their deductibles near the end of the year.  As a result, the fourth quarter has historically been our highest revenue producing quarter, resulting in a decline in accounts receivable in the first quarter of the following year.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90 day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  As of September 30, 2018, our DSO was 45 days, which compares to a DSO of 47 days as of September 30, 2017.  At December 31, 2017, our DSO was 46 days, which was unchanged from a DSO of 46 days reported as of December 31, 2016.

Sources and Uses of Cash for the Nine Months Ended September 30, 2018 Compared to September 30, 2017

Cash flows from operating activities increased $38.2 million to an inflow of $37.2 million for the nine months ended September 30, 2018 from a use of $1.0 million for the nine months ended September 30, 2017.  This was due primarily to the changes in working capital in 2018 compared to 2017 which are discussed in the Working Capital and Days Sales Outstanding section above.

Cash flows used in investing activities increased $8.5 million to $19.8 million for the nine months ended September 30, 2018 from $11.3 million for the nine months ended September 30, 2017.  The increase in cash used in investing activities included a $5.2 million increase in purchases of property, plant and equipment, a $2.7 million increase in purchases of therapeutic program equipment, and a $0.6 million decrease in proceeds of sale of property, plant and equipment.  We anticipate that we will continue to increase spending on capital expenditures through 2019.  In addition to general increases in technology and leasehold improvements, we also plan to increase our purchase of therapy equipment for use in our Products & Services segment.  We currently believe that our total capital expenditures related to property, plant and equipment, and therapeutic program equipment purchases will be approximately $30.0 to $35.0 million for the year ended December 31, 2018.

Cash flows provided by financing activities increased $35.7 million to $41.2 million for the nine months ended September 30, 2018 from $5.6 million for the nine months ended September 30, 2017.  This increase is due to higher net borrowings of $46.8 million under our term loan and revolving credit agreement, primarily related to the refinancing of our indebtedness, when compared to the prior year. The increase in our net borrowings is offset by debt issuance and extinguishment costs of $12.3 million, an increase of $1.2 million related to tax withholdings for employee stock based compensation, and an increase of $0.1 million for payment of capital lease obligations.

Effect of Indebtedness

Due to the then-pending June 17, 2018, maturity of our previous credit agreement, on March 6, 2018 we entered into the Credit Agreement in order to refinance our indebtedness.  These changes to our indebtedness are disclosed in Note J - “Long-Term Debt,” in the notes to the condensed consolidated financial statements (unaudited) elsewhere in this report.  Our new indebtedness bears reduced rates of interest compared with those under our prior indebtedness, and as such, for the year ended December 31, 2018, we anticipate that we will report interest expense of approximately $36.5 million compared with the $57.7 million we reported in 2017.  Cash paid for interest totaled $23.7 million and $33.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Scheduled maturities of debt as of September 30, 2018 were as follows (in thousands):

2018 (remainder of year)	$2,897
2019	8,480
2020	7,329
2021	6,497
2022	6,098
Thereafter	490,394
Total debt before unamortized discount and debt issuance costs, net	521,695
Unamortized discount and debt issuance costs, net	(9,702)
Total debt	$511,993

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $502 million in principal outstanding at September 30, 2018, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025 and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at September 30, 2018 that matures in March 2023.  We currently believe that our anticipated operating trends, when coupled with anticipated decreases in our payments of interest expense and professional fees, will provide us with sufficient liquidity to meet our financial obligations during the coming twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may or could have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

As of September 30, 2018, we had a combined principal amount of $502.5 million of variable rate debt and a notional amount of $325.0 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $1.8 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of September 30, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of the previously identified material weaknesses in our internal control over financial reporting described in Item 9A Controls and Procedures of the Form 10-K for the year-ending December 31, 2017.

Changes in Internal Control over Financial Reporting

Although we have not fully remediated the material weaknesses described in our Form 10-K for the year ended December 31, 2017, we believe that we have made substantial progress on the remediation plans described in our 2017 Form 10-K, Item 9A Controls and Procedures.

The following remediation steps were taken by the Company during the quarter:

Account Reconciliations

We have implemented a standard process, including templates, for account reconciliations across the Company, as well as controls to validate all accounts have been reconciled.

Plant, Property and Equipment and Depreciation

We have implemented new controls around the purchasing, sale, and disposal of fixed assets.  We have also improved controls related to the calculation of and accounting for depreciation expense.

Share-based Compensation

We have implemented new controls related to the accounting for share-based compensation expense and improved the coordination between our human resources and accounting departments.

Business Combinations

We have designed new processes for any potential acquisition the Company may engage in and have increased the communication between our acquisition and accounting organizations.

We have made improvements to controls in the areas of accounts payable and accruals; inventory; leases; goodwill and intangible assets; information technology general controls; and income taxes and are currently evaluating the design and operating effectiveness of these controls.  The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Additionally, we have implemented an annual enterprise risk assessment as part of our remediation of the material weakness related to risk assessment and are evaluating other factors that relate to this material weakness.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined that elements of the changes listed above to our internal control over financial reporting occurred during the period ended September 30, 2018 and have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  Appellate briefing was completed on August 18, 2017 and the Court of Appeals held oral argument for the appeal on March 5, 2018.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On September 10, 2018 the Court of Appeals asked plaintiffs to file a response to the petition for rehearing en banc, and plaintiffs filed an opposition to the petition for rehearing en banc on September 17, 2018.  Both petitions are pending with the Court of Appeals.  We believe the remaining claims are without merit, and intend to continue to vigorously defend against these claims.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and we have provided a redacted version of the report to plaintiff’s counsel.  Upon completion of discovery we intend to file a motion to dismiss the consolidated derivative action.

Management intends to continue to vigorously defend against the securities class action and the shareholder derivative action.  At this time, we cannot predict how the Courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the quarter ended September 30, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the quarter ended September 30, 2018.

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

HANGER, INC.

Dated: November 8, 2018	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: November 8, 2018	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer