Form 10-K
period 2018-12-31
HANGER, INC.
filed 2019-03-14
CIK 722723

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter which was June 30, 2018, $612.3 million.

As of March 1, 2019 the registrant had 36,893,029 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information called for by part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year provided by this report.

i

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 676 patient care clinics and 104 satellite locations in 45 states and the District of Columbia, as of December 31, 2018.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution and therapeutic solutions businesses.  As a leading provider of O&P products in the United States, we coordinate through our distribution business the procurement and distribution of a broad catalog of O&P parts, componentry, and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania, and Texas.  The other business in our Products & Services segment is our therapeutic solutions business, which provides specialized rehabilitation technologies and evidence-based clinical programs for post-acute rehabilitation patients at approximately 3,900 skilled nursing and post-acute providers nationwide.

For the years ended December 31, 2018, 2017, and 2016, our net revenues were $1,048.8 million, $1,040.8 million, and $1,042.1 million, respectively.  We recorded a net loss from continuing operations of $0.9 million, $104.7 million, and $107.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes the percentage of net revenues derived from each of our two operating segments:

	For the Years Ended December 31,
	2018	2017	2016
Patient Care	81.8%	81.9%	80.6%
Products & Services	18.2%	18.1%	19.4%

See Note S - “Segment and Related Information” to our consolidated financial statements in this Annual Report on Form 10-K for additional information about our segments.

Industry Overview

We estimate that approximately $4.2 billion is spent in the United States each year for prescription-based O&P products and services through O&P clinics.  Orthotic devices, or “orthoses” are externally applied devices used to modify the structural and functional characteristics of the neuromuscular and skeletal system.  These devices typically are provided to patients suffering from musculoskeletal disorders, such as ailments of the back, extremities, or joints; injuries from sports; or conditions such as cerebral palsy, scoliosis, and stroke.  Prosthetic devices, or “prostheses,” are artificial devices that replace a missing limb or portion of a limb.  These devices are provided to patients with amputated or congenitally absent limbs to replace the function and appearance of a limb so that patients can resume activities of daily living and work.  The most prevalent causes for amputations are from complications due to diabetes, trauma associated with accidents, physical injury, or infection.

The industry derives its primary revenue from the evaluation, fabrication, and fitting of custom O&P devices to serve patients needing both new and replacement devices.  Additionally, O&P clinics typically provide patients with other non-custom orthotic products, diabetic shoes and inserts, and support patients through the repair and adjustment of their devices.

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

The O&P patient care market is highly fragmented and is typically characterized by regional and local independent O&P businesses.  We estimate that our top ten competitors have an average of approximately 27 clinics each, with the smallest having 21 and the largest having 44 clinics.  The remainder of the market is served by individual practitioners and smaller regional or market-based firms with approximately twenty or fewer clinics.  Based on this, we do not believe that any single competitor accounts for more than approximately 2% of the nation’s total estimated O&P clinic revenues.

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

We estimate the market for rehabilitation technologies, integrated clinical programs, and therapist training in skilled nursing facilities (“SNFs”) to be approximately $150 million annually.  We currently provide these products and services to approximately 24% of the estimated 15,000 SNFs located in the U.S.  We estimate the market for rehabilitation technologies, clinical programs, and training within the broader post-acute rehabilitation markets to be approximately $400 million annually.  We do not currently provide a meaningful amount of products and services to this broader market.

Business Strategy

Our goal is to be the provider of choice for patients, referring physicians, and customers seeking products and services that enhance human physical capabilities.  Our strategy is to pursue the creation of an integrated therapeutic solutions model that will have a strong focus in custom O&P and immediately adjacent markets to provide our patients and customers with a spectrum of services that address their individual needs.  To foster growth, we intend to focus on initiatives that will differentiate Hanger from our competitors.

Government-led health care reform is driving significant changes to our business environment, with focus on lowering health care costs while improving patient outcomes and satisfaction.  As a result, our strategy is focused on enhancing the quality of care to elevate patient satisfaction, investing in processes and technologies to measure and report on patient outcomes and connectedness, and further increasing our profile with referring health care providers and payors.  In addition, we are committed to reducing the cost of this care by undertaking several initiatives that include establishing device standards that provide the highest function, durability, and comfort at the lowest cost, reconfiguring our supply chain and fabrication processes, streamlining internal administrative processes, and reducing back-office functions performed within patient care clinics.

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

Given the differing physical weight and size characteristics, location of injury or amputation, capability for physical activity and mobility, cosmetic, and other needs of each individual patient, each fabricated prosthesis and orthosis is customized for each particular patient.  These custom devices are commonly fabricated at one of our regional or national fabrication facilities.

We have earned a reputation within the O&P industry for the development and use of innovative technology in our products, which has increased patient comfort and capability and can significantly enhance the rehabilitation process.  Frequently, our Insignia scanning system is used in the fabrication process.  The Insignia system scans the patient and produces an accurate computer generated image, resulting in a faster turnaround for the patient’s device and a more professional overall experience.

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

Government reimbursement, comprised of Medicare, Medicaid, and the VA, in the aggregate, accounted for approximately, 56.5%, 54.8%, and 54.1% of our net revenue in 2018, 2017, and 2016, respectively.  These payors set maximum reimbursement levels for O&P services and products.  Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment.  The CPI-U is adjusted further by an efficiency factor (the “Productivity Adjustment”) in order to determine the final rate adjustment each year.  The Medicare price adjustments for 2018, 2017, and 2016 were 1.1%, 0.7%, and (0.4%) respectively.  There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, and Zone Program Integrity Contractor (“ZPIC”) audits.  TPE audits are generally pre-payment audits, while RAC, CERT, and ZPIC audits are generally post-payment audits.  The recently implemented TPE audits have replaced the previous Medicare Administrative Contractor audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

Products & Services

Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute O&P components to independent providers of O&P and other customers.  This componentry is provided by our supply chain operations, through which we procure, warehouse, and distribute over 400,000 SKUs from more than 300 different manufacturers.  Our warehousing and distribution facilities in Nevada, Georgia, Illinois, Pennsylvania, and Texas, are able to deliver products to the majority of our customers in the United States within two business days.  Through its SureFit subsidiary, SPS also manufactures and sells therapeutic footwear for diabetic patients in the podiatric market.

Our supply chain operations are an internal support organization that serves both SPS and our Patient Care clinics by procuring, warehousing, and distributing componentry.  This organization enables us to:

•                  centralize our purchasing and thus lower our material costs by negotiating purchasing discounts from manufacturers;

•                  ensure patient care clinics use vendors that have met or exceeded our Hanger Clinic standards for clinical products;

•                  better manage our patient care clinic inventory levels;

•                  centralize quality control over inventory;

•                  encourage our patient care clinics to use the most clinically appropriate products; and

•                  coordinate new product development efforts with key vendors.

Through our wholly-owned subsidiaries, Accelerated Care Plus Corp. and Accelerated Care Plus Leasing, Inc. (together, “ACP”), our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to skilled nursing and post-acute rehabilitation providers.  Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and ongoing consultative education and training.  Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.  We serve approximately 3,900 skilled nursing and post-acute providers nationwide.

Competition

The business of providing O&P patient care services is highly competitive in the markets in which we operate.  In the prosthetic business, we compete with local independent O&P providers for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics, and insurance companies on both a local and regional basis.  In the orthotic business, we compete with other patient care service providers, including device manufacturers that have independent sales forces, on the basis of quality and timeliness of patient care, location of patient care clinics, and pricing for services.  Additionally, an international O&P product manufacturer owns a small O&P patient care services business in the United States.

Although we serve a significant portion of the O&P patient care market, referral decisions made by surgeons, physicians, and other medical providers are generally made on a local basis, based on their individual evaluation of the relative quality of care provided by us and our local market competitors.  Therefore, our national scale may not provide a competitive advantage in any particular market in which we operate.

We also compete with independent O&P providers for the retention and recruitment of qualified O&P clinicians.  In some markets, the demand for clinicians exceeds the supply of qualified personnel.

Our Products & Services segment competes with other distributors, manufacturers who sell their products directly, and providers of equipment and services on a regional and national basis that have similar sales forces and products.  Some of our distributor competitors are also dedicated to the O&P industry, but many others are large medical product distributors who also distribute O&P products, particularly orthotic products.

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

•                  collect, aggregate, and publish our statistically significant clinical outcomes and patient satisfaction data and metrics;

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

•                  manage Hanger Clinic inventory levels on a national scale through centralized purchasing controls;

•                  access prefabricated and finished O&P products;

•                  promote the usage by our patient care clinics of products that have met or exceeded Hanger Clinic standards of quality and patient care that also enhance our profit margins; and

•                  expand the external client base of the distribution business in our Products & Services segment;

•                  Proven ability to rapidly incorporate technological advances in the fitting and fabrication of O&P devices;

•                  History of integrating small and medium sized O&P business acquisitions, including 139 O&P businesses between 1997 and 2015, representing over 365 patient care clinics, and two O&P businesses with two patient care clinics in the fourth quarter of 2018;

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

Suppliers

We purchase prefabricated O&P devices, components, and materials from hundreds of suppliers across the country, which are utilized by our clinicians and technicians in the fabrication of O&P products.  These devices, components, and materials are used in the products we offer in our patient care clinics throughout the United States.  As of December 31, 2018, one supplier accounted for 10% or more of our annual purchases, representing 10.8%.

Sales and Marketing

In our Patient Care segment, primarily through their interaction with and provision of prosthetic or orthotic services to the patients of referring surgeons, physicians, and other providers, our individual clinicians in local patient care clinics historically have conducted our sales and marketing efforts.  Due primarily to the fragmented nature of the O&P industry, the success of a particular patient care clinic has been largely a function of its local reputation for quality of care, responsiveness, and length of service in the local communities.

To augment the efforts of the business segment personnel, we have developed a centralized sales and marketing department whose efforts target the following:

•                  Marketing and Public Relations.  Our objective is to increase the visibility of the “Hanger” brand by building relationships with major referral sources.  We also continue to explore creating alliances with certain vendors to market products and services on a nationwide basis.

•                  Business Development.  We have dedicated personnel in most of our operating regions who are responsible for arranging seminars, clinics, and forums to educate and consult with patients and to increase the local community’s awareness of the “Hanger” brand.  These business development managers also meet with local referral and contract sources to help our clinicians develop new relationships in their markets.

•                  Insurance Contracts.  Our specialty health care company, Linkia, works with national insurance companies to help manage their O&P networks.  Linkia is a network management organization dedicated solely to the O&P industry to improve the interface between payors and O&P providers by simplifying network management and administration, in-depth industry expertise, and scalability to payors.

Marketing of our services is conducted on a national basis through a dedicated sales force, print and e-commerce catalogs, and exhibits at industry and medical meetings and conventions.  We use directed marketing to segments of the health care industry, such as orthopedic surgeons, vascular surgeons, physical and occupational therapists, patient care managers, and podiatrists, by providing specialized catalogs focused on their medical specialty.

In our Products & Services segment, we employ dedicated sales professionals that call on independent O&P providers and are generally responsible for a geographic region or specific product line.

Acquisition Strategy

Our strategy is to achieve long-term growth through disciplined diversification of our revenue streams, including geographic expansion or the broadening of our continuum of care through the acquisitions of high quality O&P providers.  One of the primary drivers in executing our acquisition strategy is expanding our ability to serve new patients in new geographic markets.

Once an acquisition is consummated, we integrate and generally centralize certain key functions including IT, marketing, sales, finance, and administration to ensure that we can optimize cross-selling opportunities and realize cost efficiencies.

In certain of our historical acquisitions, in addition to cash paid at closing, the purchase price has included unsecured subordinated promissory notes (“Seller Notes”) and contingent consideration terms (“earnouts”) associated with the achievement of certain designated collection targets for the acquired business.  Earnouts can be used to compromise between our valuation and seller’s expectations regarding purchase price, while providing protection from our overpayment if historical collections are not an accurate indicator of post-closing financial performance of the acquired business.

Our evaluation of the acquired business is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position, and service and product offerings, as well as our experience and judgment.

Acquisition Activity

Prior to September 30, 2018, we had not completed any acquisitions since early 2015 due to the necessity of utilizing available operating cash flow to fund accounting, legal, and other professional fees in connection with the preparation and review of our financial statements, efforts to remediate our material weaknesses, related legal matters, and due to the effect of our prior non-compliance (under the terms of previously existing debt instruments) with certain of our debt covenants relating to our failure to meet financial statement reporting requirements.  In connection with refinancing of our debt in 2018, and the resolution of the primary factors which led us to halt our acquisitions, we have recommenced acquisitions of O&P businesses similar to those that we have consummated in prior years.  In the fourth quarter of 2018, we concluded the acquisition of two O&P clinics similar to those that we operate through our Patient Care segment for a combined purchase price of $3.1 million, of which $2.0 million was cash consideration and $1.1 million was issued in an unsecured note to the seller.  We do not believe the acquisitions undertaken in the fourth quarter of 2018 have a material impact on our consolidated financial statements.

Government Regulation

The operations of our business are subject to a variety of federal, state, and local governmental regulations.  We make every effort to comply with all applicable regulations through compliance programs, policies and procedures, manuals, and personnel training.  Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times.  Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and financial results.

Fraud and Abuse.  Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, False Claims Act liability (discussed below), imprisonment, and exclusion from participation in federal health care programs, including Medicare, Medicaid, VA health programs, and the Department of Defense’s TRICARE program, formerly known as CHAMPUS.  These laws, which include but are not limited to federal and state anti-kickback laws, false claims laws, physician self-referral laws, and federal criminal health care fraud laws, are discussed in further detail below.  We believe our billing practices, operations, and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements.  However, we cannot assure that such requirements will always be interpreted by a governmental authority in a manner consistent with our interpretation and application.  The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations with and/or refund payments to the government.  Such refunds could be significant and could also lead to the imposition of significant penalties.  Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management’s attention from the operation of our business.  Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

Anti-Kickback Laws.  Our operations are subject to federal and state anti-kickback laws.  The federal Anti-Kickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in any form (including any kickback, bribe, or rebate) in return for, or to induce, the referral of persons eligible for benefits under a federal health care program (including Medicare, Medicaid, the VA health programs, and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing, or ordering of, items or services that may be paid for, in whole or in part, by a federal health care program.  Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of the remuneration is to induce referrals or other business.

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

Medical Device Regulation.  We provide, distribute, and lease products that are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“FDCA”) and accompanying regulations.  In our Patient Care segment, with the exception of two products which have been cleared for marketing as prescription medical devices under section 510(k) of the FDCA, we believe that the products we provide, including O&P medical devices, accessories, and components, are not Class III devices and thus are exempt from the FDA’s regulations for pre-market clearance or approval requirements and from most requirements relating to the quality system regulation (except for certain record keeping and complaint handling requirements).  In our Products & Services segment, ACP manufactures, leases, and sells a number of rehabilitation devices that have been cleared or approved for marketing under section 510(k) of the FDCA, and are subject to the requirements of the quality system regulation.  All of our device businesses are required to adhere to regulations for medical devices regarding adverse event reporting, establishment registration, and product listing, and we are subject to inspection by the FDA for compliance with all applicable requirements.  Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission.  Our medical device operations are subject to inspection by the FDA for compliance with applicable FDA requirements, and the FDA has in the past raised compliance concerns in connection with these investigations.  We have addressed these concerns and believe we are in compliance with applicable FDA requirements, but we cannot assure that we will be found to be in compliance at all times.  Non-compliance could result in a variety of civil and/or criminal enforcement actions, including issuance of a Warning Letter, seizure, examination, and inspection of our products and a civil injunction or criminal prosecution, which could have a material adverse effect on our business and results of operations.

Physician Self-Referral Laws.  We are also subject to federal and state physician self-referral laws.  With certain exceptions, the federal Medicare physician self-referral law (the “Stark Law”) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for “designated health services” including durable medical equipment and supplies, and prosthetic and orthotic devices and supplies, if the physician or the physician’s immediate family member has a financial relationship with the entity.  A financial relationship includes both ownership or investment interests and compensation arrangements.  An entity that furnishes designated health services pursuant to a prohibited referral may not present or cause to be presented a claim or bill for such designated health services.  Penalties for violating the Stark Law include denial of payment for the service, an obligation to refund any payments received, civil monetary penalties, potential False Claims Act litigation, and the possibility of being excluded from the Medicare or Medicaid programs.

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

With respect to compensation arrangements, there are exceptions under the Stark Law that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with health care entities to which they refer patients for designated health services.  All of the elements of a Stark Law exception must be met in order for the exception to apply.  Further, unlike the Anti-Kickback Statute, under the Stark Law, liability can result without specific intent to induce referrals.  We believe that our compensation arrangements with physicians comply with the Stark Law, either because the physician’s relationship fits fully within a Stark Law exception or because the physician does not generate prohibited referrals.  If, however, we receive a prohibited referral, our submission of a bill for services rendered pursuant to such a referral could subject us to sanctions under the Stark Law and applicable state self-referral laws, including false claims liability, potential exclusion, and imposition of civil monetary penalties.  State self-referral laws may extend the prohibitions of the Stark Law to Medicaid beneficiaries, and there are some indications that the federal government may similarly expand the reach of the law.

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

Certification and Licensure.  Our clinicians and/or certain operating units may be subject to certification or licensure requirements under the laws of some states.  Most states do not require separate licensure for clinicians.  However, several states currently require clinicians to be certified by an organization such as the ABC.  The ABC conducts a certification program for clinicians and an accreditation program for patient care clinics.  The minimum requirements for new certified clinicians are a college degree, completion of an accredited master’s degree program, residency at a patient care clinic under the supervision of a certified clinician, and successful completion of certain examinations.  Certified clinicians are required to participate in a prescribed number of hours of specialized continuing education courses to maintain their certifications.  Minimum requirements for an accredited patient care clinic include the presence of a certified clinician and specific plant and equipment requirements.

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

In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal health care program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, clinician, or supplier.  Excluded from the definition of “remuneration” are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value, and certain differentials in or waivers of coinsurance and deductible amounts.

These laws may apply to certain of our operations.  As noted above, we have established various types of discount programs and other financial arrangements with individuals and entities.  We also bill third party payors and other entities for items and services provided at our patient care clinics.  While we endeavor to ensure that our discount programs and other financial arrangements and billing practices comply with applicable laws, such programs, arrangements, and billing practices could be subject to scrutiny and challenge under HIPAA.

Confidentiality and Privacy Laws.  The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as “protected health information”) by health plans, health care clearinghouses, and health care providers that transmit health information electronically in connection with certain standard transactions (“Covered Entities”).  HIPAA further requires Covered Entities to protect the confidentiality of protected health information by meeting certain security standards and implementation specifications.  In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements (the “transactions/code sets standards”).  HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer, or use protected health information for commercial advantage, criminal penalties.  Certain agents of Covered Entities (“business associates”) also have HIPAA responsibilities and liabilities.  We have business associates and are business associates to other Covered Entities.  We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications.  The new requirements have had a significant effect on the manner in which we handle health data and communicate with payors.

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

Personnel and Training

None of our employees are subject to a collective bargaining agreement.  We believe that we have satisfactory relationships with our approximately 4,600 employees and strive to maintain these relationships by offering competitive benefit packages, training programs, and opportunities for advancement.

We provide a series of ongoing training programs to improve the professional knowledge of our clinicians.  For example, we have an annual education fair that is attended by our clinicians, leaders, and other employees.  This annual meeting consists of lectures and seminars covering many clinical topics including the latest technology and process improvements, business courses, and other courses that allow the clinicians to fulfill their ongoing continuing education requirements.

Insurance

We currently maintain insurance coverage for professional liability, product liability, general liability, directors’ and officers’ liability, workers’ compensation, executive protection, property damage, and other lines of insurance.  Our general liability insurance coverage is $1.0 million per occurrence, with a $25.0 million umbrella insurance policy.  The coverage for professional liability, product liability, and workers’ compensation is self-insured with both individual specific claim and aggregate stop-loss policies to protect us from either significant individual claims or dramatic changes in our loss experience.  Based on our experience and prevailing industry practices, we believe our coverage is adequate as to risks and amount.

Our Website

Our website is http://www.hanger.com.  We make available free of charge, on or through our website, our Annual Report on Form 10-K, Current Reports on Form 8-K, Section 16 filings (i.e., Forms 3, 4 and 5), proxy statements, and other documents as required by applicable law and regulations as soon as reasonably practicable after electronically filing such reports with the SEC at http://www.sec.gov.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our website also contains the charters of the Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, and Quality, Technology, Compliance and Outcomes Committee of our Board of Directors; our Code of Business Conduct and Ethics for Directors and Employees, which includes our principal executive, financial, and accounting officers; as well as our Corporate Governance Guidelines.  Information contained on our website is not part of this report.

Executive Officers of the Registrant

The following tables set forth information regarding our current executive officers.  The ages listed for all executive officers are as of December 31, 2018.

Name	Age	Office with the Company
Vinit K. Asar	52	President and Chief Executive Officer
Samuel M. Liang	56	Executive Vice President of Hanger, Inc., President and Chief Operating Officer of Hanger Prosthetics & Orthotics, Inc. (dba Hanger Clinic)
Thomas E. Kiraly	58	Executive Vice President and Chief Financial Officer
Scott Ranson	54	Executive Vice President, Corporate Services and Chief Information Officer
Jay C. Wendt	47	President of Products & Services Segment
James H. Campbell	60	Senior Vice President and Chief Clinical Officer
Thomas E. Hartman	56	Senior Vice President, Secretary and General Counsel
Mitchell D. Dobson	47	Senior Vice President and Chief Compliance Officer
Keri Jolly	51	Senior Vice President and Chief Human Resources Officer
Gabrielle B. Adams	50	Vice President and Chief Accounting Officer

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

Scott Ranson is our Executive Vice President, Corporate Services and Chief Information Officer, having assumed the role in May 2018.  He joined Hanger as Senior Vice President and Chief Information Officer in July 2015. Mr. Ranson joined Hanger after 14 years of service as the Chief Information Officer for Brookdale Senior Living Inc., a publicly traded senior housing solution provider, from 2001 to June 2015. Previously, Mr. Ranson served as the Director of Software for Marketing Specialists Company, where he led the successful implementation of an ERP system and e-commerce strategies, and as Vice President of Information Technology for Atlas Marketing Company, Inc. Mr. Ranson earned his Bachelor of Science degree in Business Administration, Business Management, Computer Information Systems from Ashland University in Ohio.

Jay C. Wendt became President of Hanger’s Products & Services Segment in July 2018. Mr. Wendt joined the Company in 2011 as Zone Vice President for Hanger Clinic’s West Zone.  Prior to joining Hanger, Mr. Wendt served in multiple Region and Division Vice President roles for Apria Healthcare, a leading provider of home respiratory services and certain medical equipment, from 2004 to 2011.  Mr. Wendt’s previous professional experience includes progressive leadership roles in the healthcare industry, including serving as vice president of sales and marketing for Home Care Supply, LLC, a regionally based provider of home respiratory and certain medical equipment, after launching his early career as a respiratory therapist.  Mr. Wendt obtained his Master of Business Administration from Baylor University and bachelor’s degrees in healthcare administration and respiratory therapy from Texas State University in San Marcos.

James H. Campbell, PhD. is Hanger’s Senior Vice President and Chief Clinical Officer, having assumed the role in October 2018. Previously, he held the position of Chief Clinical Officer since joining Hanger in 2015. Prior to joining Hanger, Dr. Campbell spent seventeen years with Becker Orthopedic, a leading world-wide supplier of orthotic components and central fabrication, and has forty years of experience in the Orthotics and Prosthetics profession with distinction in leadership and research.

Dr. Campbell is a named inventor on five issued U.S. Patents, and has served on the Board of Directors of the American Orthotic and Prosthetic Association as well as the American Academy of Orthotists & Prosthetists (“AAOP”), from which he received the Distinguished Practitioner Award in February 2013. Dr. Campbell is a Certified Orthotist, a Fellow of the AAOP, and a member of the International Society for Prosthetics & Orthotics. Dr. Campbell holds a Higher Diploma in Prosthetics and Orthotics and a PhD in Bio-Engineering from the University of Strathclyde in Glasgow, Scotland.

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

Mitchell D. Dobson is Hanger’s Senior Vice President and Chief Compliance Officer, having assumed the role in October 2018. Mr. Dobson has been with Hanger for twenty-four years, and most recently served as the Vice President and Compliance Officer for Hanger’s patient care segment. He previously held various compliance and regulatory-related roles within Hanger. Mr. Dobson is also a certified prosthetist/orthotist, and practiced as a clinician for more than a decade. He is currently a Fellow of the American Academy of Orthotists and Prosthetists. Mr. Dobson holds a Bachelor of Science in Prosthetics and Orthotics from the University of Texas Southwestern Medical Center at Dallas and a Certificate in Healthcare Compliance from The George Washington University.

Keri Jolly joined Hanger, Inc. as Senior Vice President and Chief Human Resources Officer in July 2018.  Ms. Jolly previously served as senior vice president, human resources at Baylor Scott & White Health, a private healthcare provider, from May 2016 to November 2017.  Prior to that, Ms. Jolly served as the chief human resources officer for Global Power Equipment Group, a public company global manufacturing and services company, from October 2014 to May 2016.  From September 2012 to October 2014, Ms. Jolly served as the chief human resources officer at Vertex Group, a private company IT services and business process outsource provider for the utilities industry.  Ms. Jolly’s previous professional experience includes progressive leadership roles in human resources positions for companies in a variety of industries.  Ms. Jolly obtained her Master of Business Administration from the University of Minnesota and her Bachelor of Arts degree in business from the University of St. Thomas.

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

ITEM 1A.  RISK FACTORS

Set forth below are certain risk factors that could adversely affect our business, results of operations, and financial condition.  You should carefully read the following risk factors, together with the consolidated financial statements, related notes, and other information contained in this Annual Report on Form 10-K.  This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties.  Please read the cautionary notice regarding forward-looking statements in Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in connection with your consideration of the risk factors and other important factors that may affect future results described below.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is required to evaluate the effectiveness of these controls and procedures on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management has identified numerous material weaknesses that existed as of December 31, 2018, including material weaknesses relating to the ineffectiveness of the control environment.  See “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K.  As a result of these material weaknesses, our management concluded that our internal controls and procedures were not effective as of December 31, 2018.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  We are actively engaged in developing and implementing remedial measures designed to address these material weaknesses.  Our remedial measures are not complete and are ongoing.  Although we are working to remedy the ineffectiveness of our internal control over financial reporting, there can be no assurance as to when the remedial measures will be fully developed, the timing and effectiveness of our implementation of such remedial measures or the aggregate cost of implementation.  Until our remedial measures are fully implemented, our management will continue to devote significant time and attention to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remedial measures are inadequate, there will continue to be an increased risk that new material weaknesses could be identified, we will be unable to timely file future periodic reports with the SEC, or our future consolidated financial statements could contain misstatements that will be undetected.  If we are unable to report our results in a timely and accurate manner, then we may not be able to comply with the applicable covenants in our Credit Agreement, dated March 6, 2018 (the “Credit Agreement”), and may be required to seek amendments or waivers under the Credit Agreement, which could adversely impact our liquidity and financial condition.  Similarly, if we are unable to report our results in a timely and accurate manner, then we may not be able to comply with the continued listing requirements of the New York Stock Exchange (the “NYSE”), which could result in delisting from the NYSE.  Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements.  Any new misstatement could result in a further restatement of our consolidated financial statements, cause us to fail to meet timely our periodic reporting obligations with the SEC or the NYSE, cause us to violate debt covenants, reduce our ability to obtain financing, or cause investors to lose confidence in our reported financial information, leading to a decline in the value of our common stock.  We cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

Furthermore, as we grow our business, our disclosure controls and internal controls over financial reporting will become more complex, and we may require significantly more resources to ensure the effectiveness of these controls.  If we are unable to continue upgrading our internal controls, reporting systems and information technology (“IT”) in a timely and effective fashion, then we may require additional management time and attention and other resources to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to public companies, which could adversely affect our business, financial position, and results of operations.

Additionally, we incurred, and continue to incur, significant expense including audit, legal, consulting, and other professional fees in connection with the ongoing remediation of material weaknesses in our internal control over financial reporting.  We have taken a number of steps that we have deemed appropriate and reasonable to strengthen our accounting function and to reduce the risk of future restatements, including adding internal personnel and hiring outside consultants, as described in more detail in “Item 9A. Controls and Procedures” contained in this Annual Report on Form 10-K.  To the extent these steps are not successful, we may need to incur additional time and expense to address accounting issues that could arise in the future.  Our management’s attention has also been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the ongoing remediation of material weaknesses in our internal controls.

The restatement of our previously issued financial results for 2010-2014 has resulted in private litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

We are subject to shareholder litigation relating to certain of our previous public disclosures.  For additional discussion of this litigation, see “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.  Our management has been and may be required in the future to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation.  While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense.

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

As of December 31, 2018, we had approximately $510.7 million in indebtedness.  This current level of indebtedness is comprised of approximately $501.2 million of borrowings under the term loan facility under our Credit Agreement, no borrowings under the revolving credit facility of our Credit Agreement, and approximately $9.5 million of indebtedness related to other financing obligations and Seller Notes.  Under our Credit Agreement, we are required to comply with certain financial covenants and other provisions.  In addition to other requirements, these provisions include requirements that we timely prepare our financial statements and timely receive audits on our annual financial statements, meet certain financial ratio requirements and timely pay interest and principal when due.  To the extent that we fail to meet our financial statement requirements in future periods, our operating trends do not enable us to meet our financial covenant requirements, we are unable to pay interest or principal when due or we are unable to meet other covenants and requirements contained within our currently existing Credit Agreement, we may default under the Credit Agreement.  A default could result in increases in consent or amendment fees to lenders, increases in interest costs, the imposition of additional constraints on borrowing by our lenders, or potentially more serious liquidity constraints and adverse financial consequences, including reductions in the value of our common stock or the necessity of seeking protection from creditors under bankruptcy laws.  See the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis for further discussion.

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

Various health care reform provisions became law upon enactment of the Patient Protection and Affordable Care Act, Pub. L. No. 111-148, on March 23, 2010 (the “Affordable Care Act”).  The reforms contained in the Affordable Care Act have impacted our business.  Continued political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change.  Further changes relating to the health care industry and in health care spending may adversely affect our revenue.  We anticipate that Congress will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system.  Although efforts at replacing the Affordable Care Act and overhauling the health care system have stalled in Congress, health care reform remains a priority for the Trump Administration and for many members of Congress.  We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation on our business.  However, although the specific reforms to the current health care system cannot be accurately predicted at this time, such changes could have a considerable impact on how health care is reimbursed, particularly on the coverage for certain types of services and on the reimbursement levels provided by government sources.

Changes in government reimbursement levels could adversely affect our Patient Care segment’s net revenue, cash flows and profitability.

We derived approximately 56.5%, 54.8%, and 54.1% of our net revenue for the years ended December 31, 2018, 2017, and 2016, respectively, from reimbursements for O&P services and products from programs administered by Medicare, Medicaid, and the VA.  Each of these programs set reimbursement levels for the O&P services and products provided under their program.  If these agencies reduce reimbursement levels for O&P services and products in the future, our net revenues could substantially decline.  In addition, the percentage of our net revenues derived from these sources may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement reductions by these organizations.  Reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third party payors are indexed to Medicare reimbursement levels.  Furthermore, the health care industry is experiencing a trend towards cost containment as government and other third party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers.  This trend could adversely affect our net revenues.  For example, a number of states have reduced their Medicaid reimbursement rates for O&P services and products, or have reduced Medicaid eligibility, and others are in the process of reviewing Medicaid reimbursement policies generally, including for prosthetic and orthotic devices.

Medicare provides for reimbursement for O&P products and services based on prices set forth in fee schedules for ten regional service areas.  Medicare prices are adjusted each year based on the CPI-U unless Congress acts to change or eliminate the adjustment.  The Medicare price changes for 2018, 2017, and 2016 were 1.1%, 0.7%, and (0.4)%, respectively.  The Affordable Care Act (“ACA”) changed the Medicare inflation factors applicable to O&P (and other) suppliers.  The annual updates for years subsequent to 2011 are based on the percentage increase in the CPI-U for the 12-months ended in June of the previous year.  Section 3401(m) of the ACA required that for 2011 and each subsequent year, the fee schedule update factor based on the CPI-U for the 12-months ended in June of the previous year is to be adjusted by the annual change in economy-wide private nonfarm business multifactor productivity (the “MFP Adjustment”).  The MFP Adjustment may result in the percentage increase being less than zero for a year and may result in payment rates for a year being less than such payment rates for the preceding year.  Although the decrease in the Medicare O&P fee schedule for 2016 was not unprecedented, it is the first time that there has been a decrease since 2011, when the Productivity Adjustment was first introduced following the ACA.  The Centers for Medicare & Medicaid Services (“CMS”) has not yet issued a final rule implementing these adjustments for years beyond 2011, but has indicated in a proposed rule that it will do so as part of the annual program instructions to the O&P fee schedule updates.  See 75 Fed. Reg. 40040, 40122-25 (July 13, 2010).  If the U.S. Congress were to legislate additional modifications to the Medicare fee schedules, our net revenues from Medicare and other payors could be adversely and materially affected.

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

If the average rates that commercial payors pay us decline significantly, then it would have a material adverse effect on our Patient Care segment’s net revenues, earnings, and cash flows.

We derived approximately 37.0%, 38.2%, and 39.2% of our net revenue for the years ended December 31, 2018, 2017, and 2016, respectively, from reimbursements for O&P services and products for patients who have commercial payors as their primary payor.  We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on O&P services and products and other factors.  There is no guarantee that commercial payment rates will not be materially lower in the future, particularly given the fluctuations in government reimbursement rates.

We are continuously in the process of negotiating new agreements and renegotiating agreements that are up for renewal with commercial payors, who often begin negotiations with proposed reductions in our reimbursement rates.  Sometimes many significant agreements are up for renewal or being renegotiated at the same time.  In the event that our ongoing negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results.  Consolidations in the commercial payor market have significantly increased the negotiating leverage of commercial payors.  Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue.  If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in government reimbursement levels could adversely affect our Products & Services segment’s net revenues, cash flows, and profitability.

In addition to the risks to our Patient Care segment businesses discussed previously, changes in government reimbursement levels could also adversely affect the net revenues, cash flows and profitability of the businesses in our Products & Services segment.  In particular, a significant majority of our therapeutic services sales involve devices and related services provided to SNFs and similar businesses.  Reductions in government reimbursement levels to SNFs have caused, and could continue to cause, such SNFs to reduce or cancel their use of our therapeutic service equipment and related consultative services negatively impacting net revenues, cash flows and profitability.  For example, in July 2011 CMS announced an across the board reduction of approximately 11% in SNF reimbursement levels, which negatively impacted the demand for our devices and treatment modalities.  Although CMS has announced increases in SNF reimbursement levels in the years since (the agency announced an increase of 2.4% for FY 2019, 1.0% for FY 2018, 2.4% for FY 2017, 1.4% for FY 2016, and 2.0% for FY 2015), we cannot predict whether any other changes to reimbursement levels will be implemented, or if implemented what form any changes might take.  In May 2018 CMS announced a proposed replacement called Patient-Driven Payment Model (“PDPM”) for the current Resource Utilization Group IV (“RUG IV”) SNF payment system under Medicare Part A.  PDPM is a further update to the Resident Classification System Version 1 (RCS-1) proposed by CMS in May 2017.  The scheduled effective date for PDPM is October 1, 2019, and CMS is expected to release the final proposal and rule in the second quarter of 2019.  The effective date of PDPM could be postponed.   Additionally, its potential impact on SNF reimbursement levels is not clear.

We depend on reimbursements by third party payors, as well as payments by individuals, which could lead to delays and uncertainties in the Patient Care segment’s reimbursement process.

We receive a substantial portion of our payments for health care services on a fee-for-service basis from third party payors, including Medicare and Medicaid, private insurers, and managed care organizations.  We estimate that we have received approximately 93.5%, 93.0%, and 93.3% of our net revenues from such third party payors during 2018, 2017, and 2016, respectively.  We estimate that such amounts included approximately 31.9%, 30.5%, and 30.5% from Medicare in 2018, 2017, and 2016, respectively, 15.5%, 15.6%, and 14.8% from Medicaid programs in 2018, 2017, and 2016, respectively.  In addition, we estimate net revenues from the VA were 9.1%, 8.7%, and 8.8% in 2018, 2017, and 2016, respectively.

The reimbursement process is complex and can involve lengthy delays.  Third party payors continue their efforts to control expenditures for health care, including proposals to revise reimbursement policies.  While we recognize revenue when health care services are provided, there can be delays before we receive payment.  In addition, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, or that additional supporting documentation is necessary.  Retroactive adjustments may change amounts realized from third party payors.  Third party payors may require pre-authorizations for certain services and/or devices, which may result in a delay in our ability to provide services or to provide services at all.  Additionally, we may see an increase in bundled payment models, which can result in delays before we receive payment or no payment at all for certain services.

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

The risks associated with third party payors, co-payments, and deductibles and the inability to monitor and manage accounts receivable successfully could still have a material adverse effect on our business, financial condition, and results of operations.  Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid, and contractual discounts and doubtful accounts receivable may not be adequate.

Due to constraints in the growth of our rates of reimbursement, we may face cost pressures that could adversely affect our profitability.

Due to increased pressures on governmental and commercial payors to seek ways of reducing the costs of care, those payors have and may continue to seek ways to reduce growth in the rate of our reimbursement for the services we provide.  This constraint in the rate of growth in reimbursement may adversely affect our profitability as we experience increases in the wages, materials, and other costs necessary to the conduct of our business.  These cost increases may adversely affect our profitability and our profit margins.

Given the complexities and demands related to reimbursement, we may fail to adequately provide the staffing and systems necessary to ensure we effectively manage our reimbursement processes.

The nature of our business requires that we are effective in the assessment of patient eligibility, the process of pre-authorization, the recordation and collection of provider documentation, the timely and complete submission of claims for reimbursement, the application of cash receipts to patient accounts, the timely response to payor denials, and the conduct of collection activities.  If we fail to provide adequate or qualified staffing, we could incur reductions in the amount of reimbursement we receive for the O&P services that we provide.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

We contract with various federal and state governmental agencies to provide O&P services.  Pursuant to these contracts, we are subject to various governmental reviews, audits, and investigations to verify our compliance with the contracts and applicable laws and regulations.  Any adverse review, audit or investigation could result in:

•                  refunding of amounts we have been paid pursuant to our government contracts;

•                  imposition of fines, penalties, and other sanctions on us;

•                  loss of our right to participate in various federal programs;

•                  damage to our reputation in various markets; or

•                  material and/or adverse effects on our business, financial condition, and results of operations.

In recent years we have seen a significant increase in Medicare audits, including RAC audits, CERT audits and TPE prepayment audits.  In addition, ZPICs are responsible for the identification of suspected fraud through medical record review.  We believe that Medicare audits, inquiries and investigations will continue to occur from time to time in the ordinary course of our business.  Medicare audits could have a material and adverse effect on our business financial condition and results of operations, particularly if we are unsuccessful at final adjudication.

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

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability.  For example, the Tax Cuts and Jobs Act (the “Tax Act”) signed into law on December 22, 2017 represents a significant overhaul of the U.S. federal tax code.  The Tax Act significantly reduced the U.S. statutory corporate tax rate from 35 percent to 21 percent. However, the Tax Act also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including, for example, interest expense under Section 163(j) and performance-based compensation under Section 162(m)), the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, any of which could significantly and adversely affect our U.S. federal income tax position.  The Tax Act also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business.  There can be no assurance that future changes in tax laws or regulations will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.  Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our financial condition and results of operations.

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

Approximately $50.4 million of our net revenue in 2018 related to recurring revenues derived from providing therapeutic equipment and related consultative services to SNFs.  SNFs have been experiencing reimbursement pressures which could adversely impact our business with them.  To reduce costs, these facilities could choose to forgo our services, or seek alternative arrangements for the provision of the equipment we provide them, thereby reducing our revenue, earnings and could adversely impact the carrying value of our goodwill and other intangible assets.

We utilize information technology systems to support our business. Our multi-year implementation of an enterprise-wide resource planning system, reliance upon multiple legacy business systems, security breaches, or other disruptions to our information technology systems or assets, could interfere with our operations, compromise security of our customers’ or suppliers’ information and expose us to liability which could adversely impact our business and reputation.

Our operations rely on certain key IT systems, many of which are legacy in nature or may be dependent upon third-party services, to provide critical connections of data, information and services for internal and external users. Over the next several years, we expect to implement a new enterprise resource planning system (“ERP”), which will require significant financial and human resources to deploy. There can be no assurance that the actual costs for the ERP will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. The failure to implement the ERP in a timely manner may adversely affect our ability to establish and maintain an effective control environment.  In addition, potential flaws in implementing the ERP or in the failure of any portion/module of the ERP to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently. There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyber-based attacks, and as we upgrade and standardize our ERP system on a company-wide basis. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption to our operations, a material weakness in or failure of our control environment, loss of valuable data and damage to our reputation, all of which could adversely affect our business.

Our products and services face the risk of technological obsolescence, which, if realized, could have a material adverse effect on our business.

The medical device industry is characterized by rapid and significant technological change.  There can be no assurance that third parties will not succeed in developing and marketing technologies, products or services that are more effective than those that we provide our patients or that would render the products and services we provide our patients obsolete or noncompetitive.  Additionally, new surgical procedures and medications could be developed for diabetes, trauma associated with accidents or physical injury, tumors, infection, or musculoskeletal disorders of the back, extremities or joints that would replace or reduce the importance of our prosthetic and orthotic products and services.  Accordingly, our success will depend upon our ability to respond to future medical and technological changes that may impact the demand for our prosthetic and orthotic products and services.

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

We depend on our ability to recruit and retain experienced clinicians.

Our revenue generation is dependent upon referrals from physicians in the communities our patient care clinics serve, and our ability to maintain good relations with these physicians.  Our clinicians are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians.  If we cannot recruit and retain our base of experienced and skilled clinicians, our business may decrease and our net operating revenues may decline.  We may also experience increases in our labor costs, if higher wages and greater benefits are required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability.  Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover and other challenges.

If we are unable to retain our senior management and key employees, then our business and results of operations and financial position could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key employees.  Although we have employment agreements with our senior management, these agreements do not prevent those individuals from ceasing their employment with us at any time.  Additionally, adverse publicity and increased demands associated with our material weaknesses, and the ongoing litigation associated with the restatement of our financial results for 2010-2014 could increase our key employee retention risks.  If we are unable to retain existing senior management and other key employees, or to attract other such qualified employees on terms satisfactory to us, then our business could be adversely affected.

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

Cyber-attacks, system security risks, data breaches, and other technology failures could adversely affect our ability to conduct business, our results of operations, and our financial position.

A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability.  Our IT systems are subject to the risk of computer viruses or other malicious codes, unauthorized access or cyber-attacks.  The administrative and technical controls and other preventive actions that we take to reduce the risk of cyber incidents and protect our IT systems may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.  In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, criminal activity, technological changes or events, terrorism, or other unanticipated events beyond our control.  While we have insurance intended to provide coverage from certain losses related to such incidents and a variety of preventative security measures such as risk management, information protection, disaster recovery, and business continuity plans, we cannot predict the method or outcome of every possible cyber incident or ensure that we have protected ourselves against every possible cyber threat in light of the varied and increasingly complex breaches faced by companies on a regular basis.  Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results of operations, and our financial position.

A cybersecurity incident could cause a violation of HIPAA and other privacy laws and regulations or result in a loss of confidential data.

A cyber-attack that penetrates our IT security defenses causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition, or results of operations.  In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of protected health information, other confidential data or proprietary business information.

Our acquisitions require transitions and integration of various information technology systems, and we regularly upgrade and expand our information technology systems’ capabilities.  If we experience difficulties with the transition and integration of these systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions, and increases in administrative expenses.  While we make significant efforts to address any information security issues and vulnerabilities with respect to the companies we acquire, we may still inherit risks of security breaches or other compromises when we integrate these companies within our business.

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

We intend to continue to pursue acquisitions to enter new geographic markets and expand the scope of services we provide.  We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur breakup, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business.  Furthermore, acquisitions in new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for noncompliance with such requirements.  The acquisitions could be of significant size and involve operations in multiple jurisdictions.  The acquisition and integration of another business could divert management attention from other business activities.  This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition, and results of operations.  In addition, we may incur debt to finance acquisitions.  Such borrowings may not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

In order to remain competitive, we are required to make capital expenditures to maintain our properties and our equipment.

A substantial portion of our capital expenditure requirements relate to maintaining and upgrading the appearance and function of our patient care clinic and satellite locations.  If we do not maintain our facilities, their relative appearance to that of our competitors could adversely affect our ability to attract and retain patients.  In addition, changing competitive conditions or the emergence of any significant advances in O&P technology or the delivery of O&P technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive.  If we are unable to fund any such investment or otherwise fail to invest in such items, our business, financial condition, or results of operations could be materially and adversely affected.

We may face new competitors in the O&P patient care services market.

The barriers to entry into the O&P patient care services business in the United States are generally low.  In particular, we are aware that an O&P product manufacturer with international O&P patient care services operations also operates a small O&P patient care services business in the United States and could choose to expand its U.S. presence.  This O&P product manufacturer is a supplier to our O&P patient care services business as well as our Product & Services segment distribution business.  Other O&P product manufacturers with international O&P patient care services operations could also choose to enter the U.S. O&P patient care services market.  These potential competitors could have significant financial resources, an established brand, or other competitive advantages.  The entry of new competitors into the O&P patient care services market in the United States could adversely affect our business, financial condition or results of operations.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology.  Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret, and other laws to protect our intellectual property rights and proprietary technology may not be adequate.  Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third-party’s intellectual property rights.  Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases.  The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works.  In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms, or at all.  Our business, financial condition, or results of operations could be adversely affected as a result.

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

•                  the entry of a new competitor into one of the our markets we serve;

•                  speculation in the press or investment community;

•                  investor perception of us and our industry;

•                  changes in market valuations or earnings of similar companies;

•                  announcements by us or our competitors of significant contracts, acquisitions, or strategic partnerships;

•                  any future sales of our common stock or other securities;

•                  additions or departures of key personnel; and

•                  ability to file future SEC filings timely.

The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company.  Any litigation of this type brought against us could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations, and financial condition.

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

Disruptions in our disaster recovery systems, management continuity planning, or information systems could limit our ability to operate our business effectively, or adversely affect our financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2018, we operated or leased 780 patient care locations, comprised of 676 patient care clinics and 104 satellite locations, in 45 states and the District of Columbia.  We own 11 buildings, including 10 buildings that house a patient care clinic and one building that is currently unoccupied.  Our patient care clinics occupied under leases have terms expiring between 2019 and 2028.  Our patient care clinics average approximately 3,100 square feet in size.  In total, including locations relating to our non-patient care businesses, administrative, and fabrication locations, as well as storage and other non-occupied space, we currently have 881 locations, of which 870 are under lease.

We believe our leased and owned facilities are adequate for carrying out our current and anticipated future O&P operations.  We believe we will be able to renew such leases as they expire or find comparable or alternative space on commercially suitable terms.  See Note L - “Leases” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our facilities leases.

The following table sets forth the number of our patient care clinics and satellite locations in each state as of December 31, 2018:

State	Patient Care Locations	State	Patient Care Locations	State	Patient Care Locations
Alabama	12	Maine	9	North Dakota	4
Arizona	40	Maryland	13	Ohio	38
Arkansas	6	Massachusetts	7	Oklahoma	10
California	69	Michigan	14	Oregon	9
Colorado	27	Minnesota	20	Pennsylvania	38
Connecticut	12	Mississippi	12	South Carolina	14
District of Columbia	2	Missouri	24	South Dakota	4
Florida	46	Montana	3	Tennessee	20
Georgia	41	Nebraska	14	Texas	43
Idaho	1	Nevada	5	Utah	7
Illinois	21	New Hampshire	2	Virginia	14
Indiana	9	New Jersey	7	Washington	19
Iowa	18	New Mexico	12	West Virginia	6
Kansas	15	New York	32	Wisconsin	12
Kentucky	8	North Carolina	21	Wyoming	5
Louisiana	15

Other leased real estate holdings include our distribution facilities in Texas, Nevada, Georgia, Illinois, and Pennsylvania, our corporate headquarters in Austin, Texas; the headquarters for our therapeutic solutions in Reno, Nevada, which is located within our Nevada distribution facility, and the headquarters for our distribution business in Alpharetta, Georgia, which is located within our Georgia distribution facility.  We additionally operate eleven separate leased fabrication facilities that assist our patient care locations in the fabrication of devices.  The fabrication facilities are located in the states of Alabama, Arizona, California, Colorado, Connecticut, Florida, Kansas, Tennessee, and Texas.  Substantially all of our owned properties are pledged to collateralize bank indebtedness.  See Note M - “Long-Term Debt” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our outstanding debt and related collateral.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  Upon completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

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

Market Information

Our common stock was listed and traded on the NYSE from December 15, 1998 to February 26, 2016 under the symbol “HGR.”  On February 29, 2016, our common stock began trading on the OTC under the symbol “HNGR” after the NYSE notified us on February 26, 2016 of immediate suspension of trading of and the initiation of delisting procedures against our common stock for failing to file our 2014 Form 10-K within the extended compliance period granted by the NYSE.  On September 11, 2018, our common stock began trading on the NYSE under the symbol “HNGR.”

Holders

At March 1, 2019, there were approximately 163 holders of record of our 36,893,029 shares of outstanding common stock.

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

Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions, and any other factors deemed to be relevant.

Sales of Unregistered Securities

During the year ended December 31, 2018, we did not sell any securities that were unregistered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the year ended December 31, 2018, we did not make any purchases of our common stock.

STOCK PERFORMANCE CHART

The annual changes in the cumulative total shareholder return on our common stock for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Small Cap 600 Stock Index, the Russell 2000 Stock Index, the Standard & Poor’s 500 Health Care Services Index, and the Standard & Poor’s 500 Health Care Facilities Index on December 31, 2013, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter.  The total cumulative dollar returns shown on the graph represent returns that such investments would have had on December 31, 2018.

	As of December 31,
	2013	2014	2015	2016	2017	2018
Hanger, Inc.	$100.00	$55.67	$41.81	$29.23	$40.04	$48.17
S&P 500 Index - Total Returns	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P Small Cap 600 Index	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
S&P 500 Health Care Services Index	$100.00	$120.81	$124.75	$111.51	$118.70	$120.17
S&P 500 Health Care Facilities Index	$100.00	$136.92	$121.68	$123.81	$142.49	$187.85

Our stock price in 2016 was negatively impacted by our common stock’s suspension on February 26, 2016 and subsequent delisting from trading on the NYSE and the commencement of trading on February 29, 2016 on the OTC.  Our stock was relisted on the NYSE on September 11, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2018, and is derived from the consolidated financial statements of Hanger, Inc. and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2018 are included in this Annual Report on Form 10-K.  The selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014 and the consolidated statements of operations data for the years ended December 31, 2015 and 2014 are derived from our consolidated financial statements, which are not included in this Annual Report on Form 10-K.  The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Consolidated Statements of Operations and Comprehensive	Year Ended December 31,
(Loss) Income:	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Net revenues	$1,048,760	$1,040,769	$1,042,054	$1,067,172	$1,012,100
Material costs	338,017	329,223	332,071	336,283	324,284
Personnel costs	364,089	361,090	363,537	367,094	353,586
Other operating costs	123,902	129,831	139,024	140,839	136,885
General and administrative expenses	109,552	109,342	106,438	110,957	85,200
Professional accounting and legal fees	16,915	36,239	41,233	28,647	44,798
Depreciation and amortization	36,455	39,259	44,887	46,343	38,929
Impairment of intangible assets	183	54,735	86,164	385,807	223
Income (loss) from operations	59,647	(18,950)	(71,300)	(348,798)	28,195
Interest expense, net	37,566	57,688	45,199	29,892	28,277
Loss on extinguishment of debt	16,998	—	6,031	7,237	—
Non-service defined benefit plan expense	703	736	786	804	915
Income (loss) from continuing operations before income taxes	4,380	(77,374)	(123,316)	(386,731)	(997)
Provision (benefit) for income taxes	5,238	27,297	(15,910)	(67,614)	2,023
Loss from continuing operations	(858)	(104,671)	(107,406)	(319,117)	(3,020)
Income (loss) from discontinued operations, net of income taxes	—	—	935	(7,974)	(15,946)
Net loss	$(858)	$(104,671)	$(106,471)	$(327,091)	$(18,966)
Total other comprehensive (loss) income	(2,482)	(246)	(26)	474	(868)
Comprehensive loss	$(3,340)	$(104,917)	$(106,497)	$(326,617)	$(19,834)

Basic Per Common Share Data:
(Loss) income from continuing operations	$(0.02)	$(2.89)	$(2.99)	$(8.96)	$(0.09)
Income (loss) from discontinued operations, net of income taxes	—	—	0.03	(0.22)	(0.45)
Basic (loss) income per share	$(0.02)	$(2.89)	$(2.96)	$(9.18)	$(0.54)
Shares used to compute basic per common share amounts	36,765	36,271	35,933	35,635	35,309

Diluted Per Common Share Data:
(Loss) income from continuing operations	$(0.02)	$(2.89)	$(2.99)	$(8.96)	$(0.09)
Income (loss) from discontinued operations, net of income taxes	—	—	0.03	(0.22)	(0.45)
Diluted (loss) income per share	$(0.02)	$(2.89)	$(2.96)	$(9.18)	$(0.54)
Shares used to compute diluted per common share amounts	36,765	36,271	35,933	35,635	35,309

	Year Ended December 31,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014
Cash and cash equivalents	$95,114	$1,508	$7,157	$58,753	$11,699
Working capital	$154,626	$78,666	$55,014	$139,824	$75,197
Total assets	$703,010	$640,423	$755,104	$973,084	$1,235,733
Total debt	$510,673	$450,264	$472,650	$566,433	$522,336
Shareholders’ (deficit) equity	$(21,924)	$(28,051)	$65,414	$165,246	$483,536

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (or “Management’s Discussion and Analysis”) contains statements that are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies.  These statements often include words such as “believe,” “expect,” “project,” “potential,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” or similar words.  These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in these circumstances.  We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports.

These statements involve risks, estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in these statements and elsewhere in this report, and any claims, investigations, or proceedings arising as a result, as well as our ability to remediate the material weaknesses in our internal control over financial reporting described in Item 9A. “Controls and Procedures” contained elsewhere in this report; any regulatory review of, or litigation relating to, our accounting practices, financial statements, and other financial data, periodic reports, or other corporate actions; changes in the demand for our orthotic and prosthetic (“O&P”) products and services, uncertainties relating to the results of operations or our acquired O&P patient care clinics, our ability to enter into and derive benefits from managed-care contracts, our ability to successfully attract and retain qualified O&P clinicians, federal laws governing the health care industry, uncertainties inherent in investigations and legal proceedings, governmental policies affecting O&P operations, and other risks and uncertainties generally affecting the health care industry.

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

Effect of Delay in Financial Filings

Beginning with Q3 of 2014 through Q1 of 2018, we were delayed in the preparation and filing of our financial statements.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated professional fees associated with these efforts are as follows:

(in thousands)			Balance to be Paid
Year	Expensed	Paid	in Future Periods
2016	$37,244	$(47,975)	$22,901
2017	32,301	(44,917)	10,285
2018	12,461	(19,551)	3,195

During 2018, we expended a total of $12.5 million in excess professional fees for the primary purpose of remediating our continuing material weaknesses in internal controls over financial reporting.  Due to the ongoing material weaknesses in our controls over financial reporting, we currently undertake additional substantive procedures to test and verify financial statement amounts in connection with the preparation of our financial statements.  We currently estimate that we will incur an additional $5.1 million of such excess fees during 2019.  See the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis for further discussion.

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

Same Clinic Revenues Per Day - measures the year-over-year change in revenue from clinics that have been open a full calendar year or more; examples of clinics not included in the same clinic population are closures and acquisitions.  Day-adjusted growth normalizes sales for the number of days a clinic was open in each comparable period.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 676 patient care clinics and 104 satellite locations in 45 states and the District of Columbia as of December 31, 2018.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution services and our therapeutic solutions businesses.  As a leading provider of O&P products in the United States, we coordinate, through our distribution services business, the procurement and distribution of a broad catalog of O&P parts, componentry, and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania, and Texas.  The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 3,900 skilled nursing and post-acute providers nationwide.

For the years ended December 31, 2018, 2017, and 2016, our net revenues were $1,048.8 million, $1,040.8 million, and $1,042.1 million, respectively.  We recorded a net loss from continuing operations of $0.9 million, $104.7 million, and $107.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Industry Overview

We estimate that approximately $4.2 billion is spent in the United States each year for orthotic and prosthetic products and services.  We estimate that our Patient Care segment currently accounts for approximately 20% of market share, providing a comprehensive portfolio of orthotic, prosthetic, and post-operative solutions to patients in acute, post-acute, and patient care clinic settings.

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

We estimate the market for rehabilitation technologies, integrated clinical programs, and clinician training in skilled nursing facilities (“SNFs”) to be approximately $150 million annually.  We currently provide these products and services to approximately 24% of the estimated 15,000 SNFs located in the U.S.  We estimate the market for rehabilitation technologies, clinical programs, and training within the broader post-acute rehabilitation markets to be approximately $400 million annually.  We do not currently provide a meaningful amount of products and services to this broader market.

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

Government reimbursement is comprised of Medicare, Medicaid, and the U.S. Department of Veterans Affairs (“VA”.)  These payors set maximum reimbursement levels for O&P services and products.  Medicare prices are adjusted each year based on the Consumer Price Index for All Urban Consumers (“CPI-U”) unless Congress acts to change or eliminate the adjustment.  The CPI-U is adjusted further by an efficiency factor (the “Productivity Adjustment”) in order to determine the final rate adjustment each year.  There can be no assurance that future adjustments will not reduce reimbursements for O&P services and products from these sources.

We, and the O&P industry in general, are subject to various Medicare compliance audits, including Recovery Audit Contractor (“RAC”) audits, Comprehensive Error Rate Testing (“CERT”) audits, Targeted Probe and Educate (“TPE”) audits, and Zone Program Integrity Contractor (“ZPIC”) audits.  TPE audits are generally pre-payment audits, while RAC, CERT, and ZPIC audits are generally post-payment audits.  TPE audits replaced the previous Medicare Administrative Contractor audits.  Adverse post-payment audit determinations generally require Hanger to reimburse Medicare for payments previously made, while adverse pre-payment audit determinations generally result in the denial of payment.  In either case, we can request a redetermination or appeal, if we believe the adverse determination is unwarranted, which can take an extensive period of time to resolve, currently up to six years or more.

Products & Services

Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute O&P components to independent providers of O&P and other customers.  This componentry is provided by our supply chain operations, through which we procure, warehouse, and distribute over 400,000 SKUs from more than 300 different manufacturers.  Our warehousing and distribution facilities in Nevada, Georgia, Illinois, Pennsylvania, and Texas, are able to deliver products to the majority of our customers in the United States within two business days.  Through its SureFit subsidiary, SPS also manufactures and sells therapeutic footwear for diabetic patients in the podiatric market.

Our supply chain operations are an internal support organization that serves both SPS and our Patient Care clinics by procuring, warehousing, and distributing componentry.  This organization enables us to:

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

Through our wholly-owned subsidiary, Accelerated Care Plus Corp., our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to post-acute care and rehabilitation providers.  Our unique value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and ongoing clinician education and training.  Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.  We serve approximately 3,900 skilled nursing and post-acute providers nationwide.

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the VA.  The following is a summary of our payor mix, expressed as an approximate percentage of net revenues for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Medicare	31.9%	30.5%	30.5%
Medicaid	15.5%	15.6%	14.8%
Commercial Insurance/Managed Care (excluding Medicare and Medicaid Managed Care)	37.0%	38.2%	39.2%
Veterans Administration	9.1%	8.7%	8.8%
Private Pay	6.5%	7.0%	6.7%
Patient Care	100.0%	100.0%	100.0%

Patient Care constitutes 81.8%, 81.9%, and 80.6% of our net revenue for the year ended December 31, 2018, 2017, and 2016 respectively.  Our remaining net revenue is from our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities, and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

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

To receive reimbursement for our work, we must ensure that our clinical, administrative, and billing personnel receive and verify certain medical and health plan information, record detailed documentation regarding the services we provide, and accurately and timely perform a number of claims submission and related administrative tasks.  Traditionally, we have performed these tasks in a manual fashion and on a decentralized basis.  In recent years, due to increases in payor pre-authorization processes, documentation requirements, pre-payment reviews, and pre- and post-payment audits, our ability to successfully undertake these tasks using our traditional approach has become increasingly challenging.  We believe these changes in industry trends have been brought about in part by increased nationwide efforts to reduce health care costs.

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims.  Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory (or “activity”) level of a patient.  Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, that we filed or appealed the payor’s determination timely, on the basis of our coding, failure by certain classes of patients to pay their portion of a claim, and for various other reasons.  If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.  Due to the increasing demands of these processes, the level and capability of our staffing, as well as our material weaknesses and other considerations, our consolidated disallowed revenue and its relationship to consolidated adjusted gross revenue increased over historical levels to a peak level in 2014.

Commencing in late 2014 and continuing through today, we have taken a number of actions to halt and reverse these disallowed revenue trends.  These initiatives included: (i) the retention of consultants and creation of a central revenue cycle management function; (ii) addressing the issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.  While we continue to work towards further improvements in our procedures through the use of technology within our clinic and revenue cycle functions, we do not currently foresee that future reductions in disallowed revenue will be achievable or substantial as the improvements realized from 2014 through 2017.  We saw disallowed rates in 2018 slightly above 2017 levels.

Under both ASC 606, Revenue from Contracts with Customers (“ASC 606”), and the previous revenue recognition guidance ASC 605, Revenue Recognition (“ASC 605”), disallowed revenue is considered an adjustment to the transaction price, or an implicit price concession.  However, upon adoption of ASC 606 in 2018, estimated uncollectible amounts due to us by patients are considered implicit price concessions and are now presented as a reduction of net revenue, whereas under ASC 605, estimated uncollectible amounts were recognized as bad debt expense in other operating costs.  These amounts recorded in net revenue within the Patient Care segment for the years ended December 31, 2018, 2017, and 2016 are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Net revenue	$857,382	$851,973	$840,130
Estimated implicit price concessions arising from:
Payor disallowances	38,410	36,962	49,387
Patient non-payments	4,243	—	—
Adjusted gross revenue	$900,035	$888,935	$889,517

Payor disallowances	$38,410	$36,962	$49,387
Patient non-payments	4,243	—	—
Bad debt expense	—	8,921	10,222
Payor disallowances, patient non-payments and bad debt expense	$42,653	$45,883	$59,609

Payor disallowances %	4.3%	4.2%	5.6%
Patient non-payments %	0.4%	—%	—%
Bad debt expense %	—%	1.0%	1.1%
Percent of adjusted gross revenue	4.7%	5.2%	6.7%

Our accounts receivable balances for 2014 through 2018 were as follows:

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Accounts receivable, before allowance	$206,880	$216,644	$221,220	$270,925	$271,384
Payor disallowances	(53,378)	(56,233)	(61,137)	(81,306)	(87,192)
Patient non-payments	(7,244)	—	—	—	—
Accounts receivable, gross	146,258	160,411	160,083	189,619	184,192
Allowance for doubtful accounts	(2,272)	(14,065)	(15,521)	(15,027)	(9,944)
Accounts receivable, net	$143,986	$146,346	$144,562	$174,592	$174,248

Payor disallowances %	25.8%	26.0%	27.6%	30%	32.1%
Patient non-payments %	3.5%	—%	—%	—%	—%
Allowance for doubtful accounts %	1.1%	6.5%	7.0%	5.5%	3.6%
Total allowance %	30.4%	32.5%	34.6%	35.5%	35.7%

Revenue Cycle Management

Prior to 2014, we performed our eligibility, patient pre-authorization, patient documentation, claims coding, claims submission, collection, cash application and claims audit support activities (our “revenue cycle management” functions) primarily on a decentralized location by location basis.  Due to the increases experienced in disallowed revenue, as well as to address certain procedural requirements of our new patient management and electronic health record system and to otherwise improve the effectiveness of our revenue cycle management functions, during 2014 we commenced the process of establishing a centralized revenue cycle management organization with the strategy to gradually transition these functions from our decentralized clinics to a centralized organization.  We have continued to expand this initiative through fiscal year 2018.

As discussed in the “Reimbursement Trends” section above, we have experienced decreases in our disallowed revenue subsequent to the establishment of our revenue cycle management function when compared to 2014.  In addition to other training and claims documentation initiatives, we believe that decreases we have experienced in disallowed revenue (as well as our overall accounts receivables balances) are due in part to our revenue cycle management initiative.

Favorable Settlements

For year ended December 31, 2018, our results of operations and net income benefited from the favorable resolution of two matters.

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We do not anticipate further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  The benefit of this settlement has been recognized as a reduction to our general and administrative expenses for the year ended December 31, 2018.

On June 28, 2018, we entered into an agreement with the State of Delaware, and made payment, to satisfy all of the State’s abandoned or unclaimed property claims transactions represented within the period of January 1, 2001 through December 31, 2012 which were reportable through December 31, 2017 in the amount of $2.2 million.  This agreed upon payment amount was favorable by $0.5 million to the amount we had previously estimated for these liabilities and had the effect of reducing our general and administrative expenses by this amount for the year ended December 31, 2018.  Additionally, under the terms of the agreement, we were not required to pay interest on the previously unremitted cumulative abandoned or unclaimed property relating to this twelve year period in the amount of $1.5 million, which had the effect of lowering our interest expense for the year ended December 31, 2018 by this accrued interest amount.

New System Implementation

In recent years we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics.  As of December 31, 2018, we completed the installation of this system in approximately 95% of our clinic locations with the plan to convert the remaining locations to the system by mid-2019.  In 2018, 2017, and 2016, we expensed $4.4 million, $4.3 million, and $2.7 million, respectively, in training, travel, and related implementation costs.  In 2019, and for the foreseeable future, we currently estimate that we will continue to expense similar amounts for the implementation of new information technology systems.  In 2019, in addition to expenses we will incur in connection with the completion of the implementation of our new patient management and health record system, we also currently plan to undertake other projects related to certain new financial and supply chain systems.

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

We continued to apply these procedural and documentation standards throughout 2018 and plan to continue to do so in 2019.  With the initial implementation impact behind us, we do not believe the use of these standards was a significant factor on our year-over-year growth in 2018, nor do we expect them to be in 2019.

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

Products & Services Segment Trends

In 2017, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties which resulted in our discontinuing distribution services to them.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care services and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, that this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.

Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations.  Since 2016, a number of our clients, including several of our larger SNF clients, began to discontinue their use of our therapeutic services. We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities.  As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations, which resulted in our recognition of $4.1 million in equipment sales in 2018, as compared with $3.1 million in 2017 and $6.7 million in 2016.  For the year ended December 31, 2018, due to customer discontinuances, we experienced a decrease of $5.7 million in therapeutic services and supplies revenue, partially offset by an increase of $1.0 million in therapeutic equipment sales, for a total reduction of $4.7 million in revenues we received from therapeutic equipment and services.  We recognized a total of $55.4 million in revenues from therapeutic equipment and services in 2018.  In 2019, we anticipate a further decline of approximately $5.0 million to $7.0 million in revenue from these services associated with customer discontinuances.  Within this portion of our business, we have responded to these trends through increases in our marketing programs which convey the value we believe our services have to patients at SNFs and other adjacent health services provider markets.

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

To ensure we maintain and grow our share of this market, we believe that it will be necessary for us to find effective means to automate and better organize our business processes, further improve our reimbursement capabilities and lower our cost structure in the longer term.  Our size may afford us the ability to achieve economies of scale through purchasing and process automation initiatives that could be difficult for our smaller competitors.  However, our size can work against us if we do not succeed in effectively serving our referring physicians and in competing with our individual competitors in each of the markets that we serve.

See the “Products & Services Segment Trends” section in this Management’s Discussion and Analysis for information regarding the business environment and outlook of our Products & Services segment.

Acquisition Activity

In the fourth quarter of 2018, we acquired two O&P businesses for an aggregate purchase price of $3.1 million, including $2.0 million in net cash and $1.1 million of Seller Notes.  We made no acquisitions in 2017 or 2016.

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

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This one-week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarter of 2018, 2017, and 2016, we spent approximately $2.3 million, $2.0 million, and $2.1 million, respectively, on travel and other costs associated with this one-week event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the one-week period in which this event occurs, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

Critical Accounting Policies

Our analysis and discussion of our financial condition and results of operations is based upon the consolidated financial statements that have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  GAAP provides the framework from which to make these estimates, assumptions, and disclosures.  We have chosen accounting policies within GAAP that management believes are appropriate to fairly present, in all material respects, our operating results and financial position.  Our significant accounting policies are stated in Note A - “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Effect of Adoption of ASC 606

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to all contracts which were not completed as of January 1, 2018.  As a practical expedient, we adopted a portfolio approach in evaluating our sources of revenue for implications of adoption.  In accordance with the modified retrospective method, results of operations for the reporting periods after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605.

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit.  Upon adoption of ASC 606, the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 was as follows:

	December 31, 2017	Effects of	January 1, 2018
(in thousands)	As reported	Adoption	After adoption
Assets
Deferred income taxes	$68,126	$271	$68,397
Liabilities
Accrued expenses and other current liabilities	$66,308	$1,027	$67,335
Shareholders’ Deficit
Accumulated deficit	$(359,772)	$(756)	$(360,528)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and consolidated balance sheet is as follows:

	As of and for the year ended December 31, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Consolidated Statements of Operations
Net revenues	$1,048,760	$4,014	$1,052,774
Other operating costs	123,902	4,243	128,145
Income from operations	59,647	(229)	59,418
Income from continuing operations before income taxes	4,380	(229)	4,151
Net loss	(858)	(229)	(1,087)
Comprehensive loss	(3,340)	(229)	(3,569)

Consolidated Balance Sheets
Assets
Deferred income taxes	$65,635	$(211)	$65,424
Total assets	703,010	(211)	702,799
Liabilities
Accrued expenses and other current liabilities	51,783	(798)	50,985
Total current liabilities	171,274	(798)	170,476
Total liabilities	724,934	(798)	724,136
Shareholders’ deficit:
Accumulated deficit	(361,023)	587	(360,436)
Total shareholders’ deficit	(21,924)	587	(21,337)

The adoption of ASC 606 resulted in deferring $0.8 million of net revenue from our Patient Care segment as of December 31, 2018 and recognizing deferred revenue of $1.0 million from satisfying performance obligations from the previous period.  Estimated uncollectible amounts due from self-pay patients for the year ended December 31, 2018 were $4.2 million and are considered implicit price concessions under ASC 606 and are recorded as a reduction to net revenue.

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

Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components.  Warranties are not considered a separate performance obligation.  We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the consolidated balance sheet.

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Patient Care Segment
Medicare	$273,833	$260,275	$256,240
Medicaid	132,938	132,707	124,339
Commercial Insurance/Managed Care (excluding Medicare and Medicaid Managed Care)	316,243	325,639	329,331
Veterans Administration	78,328	74,435	73,931
Private Pay	56,040	58,917	56,289
Total	$857,382	$851,973	$840,130

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

In addition, we estimate amounts recorded to bad debt expense using historical trends and these are presented as a bad debt expense under the operating expense section of our consolidated financial statements.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$135,995	$128,686	$127,510
Therapeutic solutions	55,383	60,110	74,414
Total	$191,378	$188,796	$201,924

Accounts Receivable, Net

Patient Care Segment

We establish allowances for accounts receivable to reduce the carrying value of such receivables to their estimated net realizable value.  The Patient Care segment’s accounts receivables are recorded net of unapplied cash, estimated allowances for implicit price concessions such as disallowed revenue and patient non-payments, as described in the revenue recognition accounting policy above.

Both the allowance for disallowed revenue and the allowance for patient non-payments consider historical collection experience by each of the Medicare and non-Medicare (commercial insurance, Medicaid, U.S. Department of Veteran’s Affairs and Private Pay) primary payor class groupings.  For each payor class grouping, liquidation analysis of historical period end receivable balances are performed to ascertain collections experience by aging category.  We believe the use of historical collection experience applied to current period end receivable balances is reasonable.  In the absence of an evident adverse trend, we use historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication.  We believe the time periods analyzed provide sufficient time for most balances to adjudicate in the normal course of operations.  We will modify the time periods analyzed when significant trends indicate that adjustments should be made.  In addition, estimates are adjusted when appropriate for information available up through the issuance of the consolidated financial statements.

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

Patient Care Segment

Substantially all of our Patient Care segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of a quarterly physical count.  Segment inventories relate primarily to raw materials and WIP at Hanger Clinics.  Inventories at Hanger Clinics totaled $27.5 million and $27.7 million at December 31, 2018 and 2017, respectively, with WIP inventory representing $9.3 million and $9.0 million of the total inventory, respectively.

Raw materials consist of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients.  In some cases, purchased parts and components are also sold directly to patients.  Raw materials are valued based on recent vendor invoices, reduced by estimated vendor rebates.  Such rebates are recognized as a reduction of cost of materials in the consolidated statements of operations when the related devices or components are delivered to the patient.  Approximately 74% and 71% of raw materials at December 31, 2018 and 2017, respectively were purchased from our Products & Services segment.  Raw material inventory was $18.2 million and $18.7 million at December 31, 2018 and 2017, respectively.

WIP consists of devices which are in the process of assembly at our clinics or fabrication centers.  WIP quantities were determined by the physical count of patient orders at the end of every quarter of 2018 and 2017 while the related stage of completion of each order was established by clinic personnel.  We do not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs.  To estimate such costs, we develop bills of materials for certain categories of devices that we assemble and deliver to patients.  Within each bill of material, we estimate (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.

Products & Services Segment

Product & Service segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $40.2 million and $41.4 million as of December 31, 2018 and 2017, respectively.  Finished goods include products that are available for sale to third party customers as well as to our Patient Care segment as described above.  Such inventories were determined on the basis of perpetual records and a physical count at year end.  Inventories in connection with therapeutic services are valued at a weighted average cost.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  For consideration of the net assets acquired, we typically pay cash and issue a Seller Note.  We may also include contingent consideration with payment terms associated with the achievement of designated collection targets of the acquired business.  Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets.  The estimated fair value of identifiable assets and liabilities are based on detailed valuations performed internally or by external valuation specialists that use information and assumptions provided by management.  We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill.  Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets, including estimated useful lives.  The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows from the acquired business.  Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.  Subsequent changes in estimated fair value of contingent consideration are recognized as “General and administrative expenses” within the consolidated statements of operations.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses.  We assess goodwill for impairment annually during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have the option to first assess qualitative factors for a reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.  If we choose to bypass this qualitative assessment or alternatively determine that a quantitative goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the estimated fair value of a reporting unit with its carrying amount (including attributed goodwill).  We measure the fair value of the reporting units using a combination of income and market approaches.  Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill.

We apply judgment in determining the fair value of our reporting units and the implied fair value of goodwill which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates.

For the years ended December 31, 2018, 2017, and 2016, we recorded impairments of our goodwill totaling $0.2 million, $54.7 million and $86.2 million, respectively.  See Note G - “Goodwill and Other Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding these charges.

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

We provide a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We have experienced losses from 2014 to 2017 due to impairments of our intangible assets, increased professional fees in relation to our restatement and related remediation procedures for identified material weaknesses, and increased interest and bank fees.  These losses have necessitated that we evaluate the sufficiency of our valuation allowance.  We are in a taxable income position in 2018 and are able to utilize net operating loss.  We have $10.7 million and $24.2 million of U.S. federal and $166.0 million and $195.0 million of state net operating loss carryforwards available at December 31, 2018 and 2017, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts between 2018 and 2038.  We have $65.6 million of net deferred tax assets as of December 31, 2018.  We expect to generate income before taxes in future periods at a level that would allow for the full realization of the majority of our net deferred tax assets.  We continue to maintain a valuation allowance of approximately $8.9 million as of December 31, 2018, against net deferred tax assets, primarily related to various state jurisdictions.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law.  Our material assumptions are our forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.

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

The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018.  Based on a reduced U.S. federal corporate tax rate of 21% from the Tax Act, we re-measured deferred tax assets and liabilities at the tax rates at which they are expected to reverse in the future in 2017.  For the items for which we were able to determine a reasonable estimate, in 2017, we recognized a provisional amount, in accordance with Staff Accounting Bulletin 118, of approximately $35 million of tax expense related to re-measurement of our deferred tax assets and liabilities, which was recorded as a component of income tax expense from continuing operations.  During the fourth quarter of 2018, we finalized the provisional amounts for all the enactment-dates income tax effects of the Tax Act, which did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

Refer to the “Recent Accounting Pronouncements” section in Note A - “Organization and Summary of Significant Accounting Policies” in this Annual Report on Form 10-K for disclosure of recent accounting pronouncements that are either expected to have more than a minimal impact on our consolidated financial position and results of operation, or that we are still assessing to determine their impact.

Results of Operations - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, our consolidated results of operations were as follows:

	For the Years Ended		Percent
	December 31,		Change (1)
(dollars in thousands)	2018	2017	2018 v 2017
Net revenues	$1,048,760	$1,040,769	0.8%
Material costs	338,017	329,223	2.7%
Personnel costs	364,089	361,090	0.8%
Other operating costs	123,902	129,831	(4.6)%
General and administrative expenses	109,552	109,342	0.2%
Professional accounting and legal fees	16,915	36,239	(53.3)%
Depreciation and amortization	36,455	39,259	(7.1)%
Impairment of intangible assets	183	54,735	(99.7)%
Operating expenses	989,113	1,059,719	(6.7)%
Income (loss) from operations	59,647	(18,950)	NM

Interest expense, net	37,566	57,688	(34.9)%
Loss on extinguishment of debt	16,998	—	100.0%
Non-service defined benefit plan expense	703	736	(4.5)%
Income (loss) from continuing operations before income taxes	4,380	(77,374)	NM
Provision for income taxes	5,238	27,297	(80.8)%
Loss from continuing operations	(858)	(104,671)	99.2%
Income from discontinued operations, net of income taxes	—	—	100.0%
Net loss	$(858)	$(104,671)	99.2%

(1) NM - Not Meaningful

Material costs, personnel costs, and other operating costs reflect expenses we incur in connection with our delivery of care through our clinics and other patient care operations, or through the distribution of products and services, and exclude general and administrative activities.  General and administrative activities reflect expenses we incur that are not directly related to the operation of our clinics or provision of products and services.

Due to the substantial amount we have incurred for professional accounting and legal services, we separately disclose these expenses within operating expenses.  We have incurred these increases primarily in connection with the Restatement, the Investigation, and in connection with our accounting and remediation activities associated with the material weaknesses.

During 2018 and 2017, our operating expenses as a percentage of net revenue were as follows:

	For the Years Ended December 31,
	2018	2017
Material costs	32.2%	31.6%
Personnel costs	34.7%	34.7%
Other operating costs	11.9%	12.4%
General and administrative expenses	10.4%	10.5%
Professional accounting and legal fees	1.6%	3.5%
Depreciation and amortization	3.5%	3.8%
Impairment of intangible assets	—%	5.3%
Operating expenses	94.3%	101.8%

Due to the significance of disallowed revenue as discussed above in “Reimbursement Trends”, the rate of disallowed revenue experienced during the periods encompassed by this Annual Report on Form 10-K and to assist in evaluating the comparability of expense trends, the following table provides our adjusted gross revenue, disallowed revenue, and net revenue for each year as well as our expenses as a percentage of adjusted gross revenue:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017
Net revenues	$1,048,760	$1,040,769
Payor disallowances and patient non-payments	42,653	36,962
Adjusted gross revenue	$1,091,413	$1,077,731

Material costs	31.0%	30.5%
Personnel costs	33.4%	33.5%
Other operating costs	11.4%	12.1%
General and administrative expenses	10.0%	10.1%
Professional accounting and legal fees	1.5%	3.4%
Depreciation and amortization	3.3%	3.6%
Impairment of intangible assets	—%	5.1%
Operating expenses	90.6%	98.3%

Payor disallowances and patient non-payments in the above table for 2018 includes $4.2 million in patient non-payment amounts which have been treated as a reduction in our revenues commencing in 2018 in connection with our adoption of the new revenue accounting standard, as discussed above in “Reimbursement Trends.”  The amount shown for 2017, includes only payor disallowance amounts.

During the previous two years, the number of patient care clinics and satellite locations we operated or leased have been as follows:

	As of December 31,
	2018	2017
Patient care clinics	676	682
Satellite locations	104	112
Total	780	794

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

Net revenue.  Net revenue for the year ended December 31, 2018 was $1,048.8 million, an increase of $8.0 million, or 0.8%, from $1,040.8 million for the year ended December 31, 2017.  Net revenue by operating segment, after elimination of intersegment activity, was as follows:

	For the Years Ended December 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$857,382	$851,973	$5,409	0.6%
Products & Services	191,378	188,796	2,582	1.4%
Net revenue	$1,048,760	$1,040,769	$7,991	0.8%

Patient Care net revenue for the year ended December 31, 2018 was $857.4 million, an increase of $5.4 million, or 0.6%, from $852.0 million for the same period in the prior year.  Same clinic revenue increased $12.2 million for the year ended December 31, 2018 compared to the same period in the prior year, reflecting an increase in same clinic revenue per day of 0.9%.  This growth was offset by the effect of clinic closures which reflected decreased revenue of $1.6 million as compared with the same period in the prior year.  Net revenue was also negatively impacted as compared to the same period in the prior year by $4.0 million from the adoption of the new revenue accounting standard on January 1, 2018.

Revenue growth during the year was primarily the result of growth in services to prosthetic patients.  During the year, our revenue from prosthetics increased by 3.3% and constituted 54% of Patient Care’s revenue in the year ended December 31, 2018 compared with 53% for the same period in the prior year.  We believe an increased focus on the demonstration of patient outcomes and related marketing initiatives contributed to this growth in prosthetic revenue.

Products & Services net revenue for the year ended December 31, 2018 was $191.4 million, an increase of $2.6 million, or 1.4% from $188.8 million for the same period in the prior year.  This increase was comprised of $7.3 million from the distribution of O&P componentry to independent providers partially offset by a $4.7 million decrease in net revenue from therapeutic services, which related primarily to client cancellations and price concessions.

Material costs.  Material costs for the year ended December 31, 2018 were $338.0 million, an increase of $8.8 million or 2.7%, from $329.2 million for the same period in the prior year.  Total material costs as a percentage of net revenue increased to 32.2% in 2018 from 31.6% in 2017 due primarily to changes in our Patient Care segment product mix to higher-cost prosthetic devices.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Years Ended December 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$258,201	$251,899	$6,302	2.5%
Products & Services	79,816	77,324	2,492	3.2%
Material costs	$338,017	$329,223	$8,794	2.7%

Patient Care material costs increased $6.3 million, or 2.5%, for the year ended December 31, 2018 compared to the same period in the prior year.  Excluding the $4.0 million effect on net revenue resulting from the adoption of the new revenue accounting standard, Patient Care material costs as a percent of revenue increased slightly to 30.0% in 2018 from 29.6% in 2017, primarily due to increases in the mix of our business towards higher-cost prosthetic devices.

Products & Services material costs increased $2.5 million, or 3.2%, for the year ended December 31, 2018 compared to the same period in the prior year.  As a percent of revenue, material costs grew to 41.7% in the year ended December 31, 2018 from 41.0% in the same period 2017.

Personnel costs.  Personnel costs for the year ended December 31, 2018 were $364.1 million, an increase of $3.0 million, or 0.8%, from $361.1 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Years Ended December 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Patient Care	$312,736	$312,695	$41	—%
Products & Services	51,353	48,395	2,958	6.1%
Personnel costs	$364,089	$361,090	$2,999	0.8%

Personnel costs in the Products & Services segment increased $3.0 million, or 6.1% for the year ended December 31, 2018 compared to the same period in the prior year.  Bonus and commission expense increased $2.0 million, salary expense increased $1.2 million, and benefits expense decreased $0.2 million.

Other operating costs.  Other operating costs for the year ended December 31, 2018 were $123.9 million, a decrease of $5.9 million, or 4.6%, from $129.8 million for the same period in the prior year.  Bad debt expense decreased $10.2 million, primarily from the adoption of the new revenue accounting standard under which certain of these expenses were re-characterized as implicit price concessions within our Patient Care segment and are now reflected as an adjustment to net revenue.  This decrease was partially offset by a $2.6 million increase in professional fees, a $1.4 million increase in travel expenses, and a $0.3 million increase in other operating costs.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2018 were $109.5 million, an increase of $0.2 million, or 0.2%, from $109.3 million for the same period in the prior year.  This increase included $2.0 million in other expenses, $1.6 million of professional expense relating primarily to growth and other corporate initiatives, and $0.8 million in advertising expense.  These increases were partially offset by a $1.7 million favorable settlement of our long standing claim relating to the “Deepwater Horizon” disaster and $0.5 million from our favorable resolution of outstanding abandoned and unclaimed property claims with the State of Delaware, and $2.0 million in personnel related costs.

Professional accounting and legal fees.  Professional accounting and legal fees for the year ended December 31, 2018 were $16.9 million, a decrease of $19.3 million from $36.2 million for the same period in the prior year.  Advisory and other fees decreased $17.2 million, audit related fees decreased by $2.0 million, and legal fees decreased by $0.1 million.

Depreciation and amortization.  Depreciation and amortization for the year ended December 31, 2018 was $36.5 million, a decrease of $2.8 million, or 7.1%, from $39.3 million for the same period in the prior year.  Fully amortized intangible assets decreased amortization $2.7 million.

Impairment of intangible assets.  As more fully explained in Note G - “Goodwill and Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K, due to the continued decline in our Therapeutic reporting unit forecasted outlook, we recorded an impairment of intangible assets of $0.2 million for the year ended December 31, 2018 related to our Therapeutic reporting unit’s indefinite life trade name.  See the “Products & Services Segment Trends” section in this Management’s Discussion and Analysis for information regarding the business environment and outlook of our Products & Services segment.

Interest expense, net.  Interest expense for the year ended December 31, 2018 was $37.6 million, a decrease of $20.1 million, or 34.9%, from $57.7 million for the same period in the prior year.  This decrease was primarily due to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018 and secondarily reflected a $1.5 million decrease related to our settlement of outstanding abandoned and unclaimed property claims with the State of Delaware in a manner that did not require us to pay a portion of the estimated interest we had accrued on long standing unpaid claim amounts.

Provision for income taxes.  The provision for income taxes for the year ended December 31, 2018 was $5.2 million, or 119.6% of income from continuing operations before taxes, compared to a provision of $27.3 million, or (35.3)% of income before taxes for the year ended December 31, 2017.  The effective tax rate in 2018 consists principally of the 21% federal statutory tax rate and the rate impact from state income taxes and permanent tax differences.  The federal statutory tax rate in 2017 was 35%.  The increase in the effective tax rate for the year ended December 31, 2018 compared with the year ended December 31, 2017 is primarily attributable to the pre-tax book income loss in the year ended December 31, 2017 and the deferred tax impact related to the change in the Tax Act, whereas we had pre-tax book income in the year ended December 31, 2018.

Net loss.  Our net loss for year ended December 31, 2018 was $0.9 million as compared to a net loss of $104.7 million for year ended December 31, 2017.

Results of Operations - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016, our consolidated results of operations were as follows:

	For the Years Ended December 31,		Percent Change (1)
(dollars in thousands)	2017	2016	2017 v 2016
Net revenues	$1,040,769	$1,042,054	(0.1)%
Material costs	329,223	332,071	(0.9)%
Personnel costs	361,090	363,537	(0.7)%
Other operating costs	129,831	139,024	(6.6)%
General and administrative expenses	109,342	106,438	2.7%
Professional accounting and legal fees	36,239	41,233	(12.1)%
Depreciation and amortization	39,259	44,887	(12.5)%
Impairment of intangible assets	54,735	86,164	(36.5)%
Operating expenses	1,059,719	1,113,354	(4.8)%
Loss from operations	(18,950)	(71,300)	73.4%
Interest expense, net	57,688	45,199	27.6%
Loss on extinguishment of debt	—	6,031	(100.0)%
Non-service defined benefit plan expense	736	786	(6.4)%
Loss from continuing operations before income taxes	(77,374)	(123,316)	37.3%
Provision (benefit) for income taxes	27,297	(15,910)	NM
Loss from continuing operations	(104,671)	(107,406)	2.5%
Income from discontinued operations, net of income taxes	—	935	(100.0)%
Net loss	$(104,671)	$(106,471)	1.7%

(1) NM - Not Meaningful

Material costs, personnel costs, and other operating costs reflect expenses we incur in connection with our delivery of care through our clinics and other patient care operations, or through the distribution of products and services, and exclude general and administrative activities.  General and administrative activities reflect expenses we incur that are not directly related to the operation of our clinics or provision of products and services.

Due to the substantial amount we have incurred for professional accounting and legal services, we separately disclose these expenses within operating expenses.  We have incurred these increases primarily in connection with the Restatement, the Investigation, and in connection with our accounting and remediation activities associated with the material weaknesses.

During 2017 and 2016, our operating expenses as a percentage of net revenue were as follows:

	For the Years Ended December 31,
	2017	2016
Material costs	31.6%	31.9%
Personnel costs	34.7%	34.9%
Other operating costs	12.4%	13.2%
General and administrative expenses	10.5%	10.2%
Professional accounting and legal fees	3.5%	4.0%
Depreciation and amortization	3.8%	4.3%
Impairment of intangible assets	5.3%	8.3%
Operating expenses	101.8%	106.8%

Due to the significance of disallowed revenue as discussed above in “Reimbursement Trends”, the rate of disallowed revenue experienced during the periods encompassed by this Annual Report on Form 10-K and to assist in evaluating the comparability of expense trends, the following table provides our adjusted gross revenue, disallowed revenue, and net revenue for each year as well as our expenses as a percentage of adjusted gross revenue:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016
Net revenues	$1,040,769	$1,042,054
Payor disallowances	36,962	49,387
Adjusted gross revenue	$1,077,731	$1,091,441

Material costs	30.5%	30.4%
Personnel costs	33.5%	33.3%
Other operating costs	12.1%	12.7%
General and administrative expenses	10.1%	9.8%
Professional accounting and legal fees	3.4%	3.8%
Depreciation and amortization	3.6%	4.1%
Impairment of intangible assets	5.1%	7.9%
Operating expenses	98.3%	102.0%

During the previous two years, the number of patient care clinics and satellite locations we operated or leased have been as follows:

	As of December 31,
	2017	2016
Patient care clinics	682	706
Satellite locations	112	115
Total	794	821

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

Patient Care net revenue for the year ended December 31, 2017 was $852.0 million, an increase of $11.8 million, or 1.4%, from $840.1 million for the year ended December 31, 2016.  During 2017, same clinic revenue increased $3.0 million, or 0.8%, per day, excluding the favorable effects of improvements in our rates of disallowance.  Disallowed Patient Care revenue decreased by $12.0 million in 2017 compared to 2016 due to initiatives and actions taken in 2015 and 2016 to address previous increases in disallowed revenue trends.  Including the favorable effect of improvements in the rate of disallowances, same clinic revenue grew by $15.0 million, or 2.2%, per day.  During the year, our revenue from prosthetics increased by 2.9% and constituted approximately 53% of our total Patient Care revenue as compared with approximately 52% in the prior year.  In addition to underlying growth in prosthetic revenue, this change in mix was in part due to a reduction in revenue from certain off-the-shelf orthotics and diabetic shoes.  Growth in same clinic revenue was partially offset by a $3.2 million decrease in revenue associated with clinic closures.  During the year, we had a net reduction of 27 clinic locations due primarily to their marginal performance and profitability.

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

Personnel costs for our Patient Care segment for the year ended December 31, 2017 were $312.7 million, a decrease of $3.2 million, or 1.0%, from $315.9 million for the year ended December 31, 2016.  Patient Care salaries, benefits, and payroll taxes decreased $13.1 million from the closure and restructuring of clinics, partially offset by $9.9 million increase in incentive compensation expense.  Personnel costs for our Products & Services segment for the year ended December 31, 2017 were $48.4 million, an increase of $0.8 million, or 1.6%, from $47.6 million for the year ended December 31, 2016.  The increase in Products & Services personnel costs were from higher incentive compensation.

Other operating costs.  Other operating costs for the year ended December 31, 2017 were $129.8 million, a decrease of $9.2 million, or 6.6%, from $139.0 million for the year ended December 31, 2016.  Bad debt expense decreased $4.3 million due to improvements in our collection efforts, rent and related office and occupancy costs decreased $3.7 million from the closure and restructuring of clinics, telephone and data transmission costs decreased $2.1 million, and other expenses decreased $0.8 million.  These decreases were partially offset by $1.7 million increase in professional fees.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2017 were $109.3 million, an increase of $2.9 million, or 2.7%, from $106.4 million for the year ended December 31, 2016.  Incentive compensation expense increased $3.6 million, partially offset by a $1.6 million decrease in salaries, benefits, and payroll taxes.  The increase in incentive compensation was due in part to a discretionary employee bonus and 401(k) match awarded based on our performance during the year.  Other office and related expenses increased $0.9 million.

Professional accounting and legal fees.  Professional accounting and legal fees for the year ended December 31, 2017 were $36.2 million, a decrease of $5.0 million, or 12.1%, from $41.2 million for the year ended December 31, 2016.  Legal fees decreased $8.6 million due to costs associated with the prior Investigation and Restatement, advisory, and other fees decreased $0.1 million, partially offset by a $3.7 million increase in audit related fees.

Depreciation and amortization.  Depreciation and amortization for the year ended December 31, 2017 was $39.3 million, a decrease of $5.6 million, or 12.5%, from $44.9 million for the year ended December 31, 2016.  The decrease included $4.1 million lower amortization due to fully amortized customer list intangibles for prior acquisitions, $1.2 million lower depreciation of program equipment either sold or fully depreciated, $0.4 million lower amortization of trade names, non-compete agreements and asset retirement obligations, and $0.2 million lower depreciation of software.  These decreases were partially offset by $0.3 million increase in depreciation of leasehold improvements.

Impairment of intangible assets.  As more fully explained in Note G - “Goodwill and Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K, due to the continued decline in our Therapeutic and Distribution reporting units forecasted outlook, we recorded an impairment of intangible assets of $54.7 million for the year ended December 31, 2017 compared with $86.2 million for the year ended December 31, 2016.  See the “Products & Services Segment Trends” section in this Management’s Discussion and Analysis for information regarding the business environment and outlook of our Products & Services segment.  In 2017, we recorded a goodwill impairment charge of $53.3 million, of which $32.8 million related to our Therapeutic reporting unit and $20.5 million related to our Distribution reporting unit, and other intangible asset impairment of $1.4 million related to our Therapeutic reporting unit’s indefinite life trade name.  In 2016, we recorded a goodwill impairment charge of $86.0 million, of which $64.9 million related to our Therapeutic reporting unit and $21.1 million related to our Distribution reporting unit.  In addition, we recorded other intangible asset impairment of $0.2 million related to our Therapeutic reporting unit’s indefinite life trade name.

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

Extinguishment of debt.  In August 2016, we entered into a new Term B Credit Agreement, dated March 6, 2018 (the “Credit Agreement”), providing for a new $280.0 million senior unsecured term loan facility.  We used approximately $205.3 million of the proceeds from the Term B Credit Agreement to redeem our $200 million in senior notes (“Senior Notes”) which were scheduled to mature in November 2018.  As a result, we recorded a loss on extinguishment of debt of $6.0 million for year ended December 31, 2016.  We incurred no similar expense in 2017.

Provision (benefit) for income taxes.  An income tax provision of $27.3 million was recognized for the year ended December 31, 2017, compared to a benefit of $15.9 million for the year ended December 31, 2016.  The increase in tax expense was primarily due to a decrease in the Federal tax rate as a result of the Tax Act which decreased tax-effected net deferred tax asset balances by $35.0 million and therefore increased deferred tax expense significantly.  The decrease in losses from continuing operations before income taxes also contributed to the increase in tax expense.  Our effective tax rate from continuing operations was (35.3)% and 12.9% for 2017 and 2016, respectively.  The effective tax rates differ from the statutory rate primarily due to the tax rate change impact on the deferred balance and other non-deductible expenses.

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

At December 31, 2018, we had total liquidity of $189.2 million, which reflected an increase of $101.3 million, from the $87.9 million in liquidity we had as of December 31, 2017.  Our liquidity at December 31, 2018 was comprised of cash and cash equivalents of $95.1 million and $94.1 million in available borrowing capacity under our $100.0 million revolving credit facility.  This increase in liquidity relates primarily to the net proceeds of $49.7 million from the refinancing of our indebtedness on March 6, 2018.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds in our revolving credit facility.

Working Capital and Days Sales Outstanding

As of December 31, 2018, we had a working capital of $154.6 million compared to working capital of $78.7 million as of December 31, 2017.  Our working capital increased $75.9 million in 2018 compared to 2017 due to an increase in current assets of $74.9 million and a decrease in current liabilities of $1.0 million.

Our current liabilities decreased primarily due to decreases in accrued professional fees, accrued franchise tax, and other accrued expenses of $10.0 million and patient deposits of $5.6 million.  These are offset by increases in accounts payable of $7.5 million, the current portion of long term debt of $4.2 million, accrued compensation related costs of $1.7 million, and interest rate swap of $0.7 million.

Our current assets increased primarily due to a $93.6 million increase in cash and cash equivalents offset by decreases of $12.7 million in income tax receivables, $2.4 million in net accounts receivable, and $1.4 million in inventories.  Cash received for income tax refunds, net of income tax payments, was $11.1 million for the year ended December 31, 2018, compared to income tax payments, net of refunds received, of $0.7 million for the same period in the prior year. The decrease in accounts receivable was primarily the result of improved rates of collection and increases in our coordination of collection efforts on accounts receivable through use of our revenue cycle management group.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90 day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  As of December 31, 2018, our DSO was 46 days, which is unchanged from December 31, 2017 and 2016.

Sources and Uses of Cash in the Year Ended December 31, 2018 Compared to December 31, 2017

Cash flows from operating activities increased $48.4 million to an inflow of $78.5 million for year ended December 31, 2018 from a use of $30.1 million for year ended December 31, 2017.  This was due primarily to the changes in working capital in 2018 compared to 2017 which were discussed above.

Cash flows used in investing activities increased $26.3 million to $27.2 million for the year ended December 31, 2018 from $0.9 million for the year ended December 31, 2017.  The increase in cash used in investing activities included a $3.8 million increase in purchases of therapeutic program equipment, a $2.6 million increase in purchases of property, plant and equipment, and a $2.0 million increase in acquisitions net of cash acquired.  This was also impacted by the $17.1 million decrease in proceeds from company-owned life insurance investment and a $0.7 million decrease in proceeds of sale of property, plant and equipment.

Cash flows provided by financing activities increased $72.8 million to $39.0 million for the year ended December 31, 2018 from cash flows used in financing activities of $33.9 million for the year ended December 31, 2017.  This increase included $83.9 million related to our refinancing of indebtedness and $2.6 million reduction in payments on Seller Notes and other contingent consideration, partially offset by $12.3 million of debt issuance costs, extinguishment costs, and fees and $1.4 million in employee stock based compensation and capital lease obligations.

Capital Expenditures

During 2018 we expended a combined total of $28.8 million for the purchase of property, plant and equipment, and the purchase of therapeutic program equipment.  Our capital expenditures relate primarily to our investment in leasehold and other machinery and equipment for our patient care clinics, for equipment we use in providing therapeutic solutions, as well as for the purchase or development of information technology assets that support our businesses and corporate activities.  In 2019, we currently estimate that we will spend approximately $35.0 million for these types of capital expenditures.  This planned increase primarily relates to growth in our leasehold and other expenditures for our patient care business, as well as for the replacement of certain portions of our information technology infrastructure.

Effect of Indebtedness

Due to the then pending June 17, 2018, maturity of our previous credit agreement, on March 6, 2018 we entered into a new Credit Agreement in order to refinance our indebtedness.  This refinancing of our indebtedness are disclosed in Note M - “Long-Term Debt,” in the notes to the consolidated financial statements in this report.  Our new indebtedness bears reduced rates of interest compared with those under our prior indebtedness, and as such, for the year ended December 31, 2018, we reported interest expense of $37.6 million compared with the $57.7 million we reported in 2017.  Cash paid for interest totaled $31.3 million, $48.4 million, and $42.3 million for the years ended December 31, 2018, 2017, and 2016 respectively.

Scheduled maturities of debt as of December 31, 2018 were as follows (in thousands):

(in thousands)
2019	$8,678
2020	8,517
2021	6,719
2022	6,324
2023	6,456
Thereafter	483,386
Total debt before unamortized discount and debt issuance costs, net	520,080
Unamortized discount and debt issuance costs, net	(9,407)
Total debt	$510,673

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $501.2 million in principal outstanding at December 31, 2018, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025 and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at June 30, 2018 that matures in March 2023.  We currently believe that our anticipated operating trends, when coupled with anticipated decreases in our payments of interest expense and professional fees, will provide us with sufficient liquidity to meet our financial obligations during the coming twelve months.

ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern requires that we evaluate whether there is substantial doubt about our ability to meet our financial obligations when they become due during the twelve month period from the date our financial statements are available to be issued.  We have performed such an evaluation and, based on the results of that assessment, we are not aware of any relevant conditions or events that raise substantial doubt regarding our ability to continue as a going concern within one year of the date the financial statements are issued.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may or could have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2018 for each of the indicated periods:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt principal payments	$8,678	$8,517	$6,719	$6,324	$6,456	$483,386	$520,080
Interest payments on debt	31,610	31,688	31,153	30,832	30,097	29,503	184,883
Operating leases	39,378	29,641	21,303	14,479	9,193	10,008	124,002
Other long-term obligations	9,105	6,345	4,830	2,449	2,257	9,467	34,453
Total contractual cash obligations	$88,771	$76,191	$64,005	$54,084	$48,003	$532,364	$863,418

Dividends

It is our policy to not pay cash dividends on our common stock, and, given our capital needs, we currently do not foresee a change in this policy.  Certain of our agreements relating to indebtedness limit our ability to pay dividends, and we currently anticipate that these restrictions will continue to exist in future agreements that we may enter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future financial results are subject to a variety of risks, including interest rate risk.  As of December 31, 2018, the interest expense arising from the $501.2 million of outstanding borrowings under both our term loan facility under our Credit Agreement and our revolving credit facility under our Credit Agreement was subject to variable interest rates, partially offset by interest income subject to variable interest rates generated from our $95.1 million of cash equivalents as of that date.  As of December 31, 2018, we had $18.9 million of fixed rate debt which included subordinated Seller Notes and financing leases.

Set forth below is an analysis of our financial instruments as of December 31, 2018 that were sensitive to changes in interest rates.  The table demonstrates the changes in estimated annual cash flow related to the outstanding balance under the revolving and term loan facilities and the interest rate swap, calculated for an instantaneous shift in interest rates, plus or minus 50 BPS, 100 BPS, and 150 BPS.  As of December 31, 2018, the interest rate on the revolving and term loan facilities was 6.02% based on a LIBOR rate of 2.52% and the applicable margin of 3.50%.

Cash Flow Risk	Annual Interest Expense Given an Interest Rate Decrease of X Basis Points					No Change in	Annual Interest Expense Given an Interest Rate Increase of X Basis Points
(in thousands)	(150 BPS)		(100 BPS)		(50 BPS)	Interest Rates	50 BPS	100 BPS	150 BPS
Term Loan and Revolver and Swap	28,346	(a)	29,228	(a)	30,109	30,990	31,871	32,752	33,633

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hanger, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanger, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date.  The material weaknesses related to (i) an ineffective control environment due to ineffective controls with respect to establishing and assigning authority and responsibility over accounting operations; (ii) ineffective risk assessment as the Company did not design and maintain effective controls to identify, assess and address risks that significantly impact the financial statements; (iii) ineffective information and communication as the Company did not design and maintain effective controls to obtain, generate and communicate relevant and accurate information necessary for the function of internal control over financial reporting related to not implementing or maintaining sufficient information systems in support of the Company’s financial reporting process; (iv) ineffective monitoring as the Company did not design and maintain effective controls to monitor compliance with established accounting policies, procedures and controls. The material weaknesses in control environment, risk assessment, information and communication and monitoring contributed to additional material weaknesses as the Company did not design and maintain effective controls over (v) certain information technology systems that are relevant to the preparation of the consolidated financial statements, specifically (a) user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to the appropriate personnel, (b) effective controls to monitor, document and approve data changes, and (c) effective controls related to monitoring of critical jobs; and (vi) the accounting for inventory, (vii) revenue, (viii) accounts receivable and allowances and (ix) accounts payable.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 14, 2019

We have served as the Company’s auditor since 1987.

HANGER, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$95,114	$1,508
Accounts receivable, net	143,986	146,346
Inventories	67,690	69,138
Income taxes receivable	379	13,079
Other current assets	18,731	20,888
Total current assets	325,900	250,959
Non-current assets:
Property, plant, and equipment, net	89,489	93,615
Goodwill	198,742	196,343
Other intangible assets, net	15,478	21,940
Deferred income taxes	65,635	68,126
Other assets	7,766	9,440
Total assets	$703,010	$640,423
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,583	$4,336
Accounts payable	55,797	48,269
Accrued expenses and other current liabilities	51,783	66,308
Accrued compensation related costs	55,111	53,380
Total current liabilities	171,274	172,293
Long-term liabilities:
Long-term debt, less current portion	502,090	445,928
Other liabilities	51,570	50,253
Total liabilities	724,934	668,474
Commitments and contingent liabilities (Note Q)
Shareholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 37,063,995 shares issued and 36,921,174 shares outstanding in 2018, and 36,515,232 shares issued and 36,372,411 shares outstanding in 2017	371	365
Additional paid-in capital	343,955	333,738
Accumulated other comprehensive loss	(4,531)	(1,686)
Accumulated deficit	(361,023)	(359,772)
Treasury stock, at cost; 142,821 shares at 2018 and 2017, respectively	(696)	(696)
Total shareholders’ deficit	(21,924)	(28,051)
Total liabilities and shareholders’ deficit	$703,010	$640,423

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Net revenues	$1,048,760	$1,040,769	$1,042,054
Material costs	338,017	329,223	332,071
Personnel costs	364,089	361,090	363,537
Other operating costs	123,902	129,831	139,024
General and administrative expenses	109,552	109,342	106,438
Professional accounting and legal fees	16,915	36,239	41,233
Depreciation and amortization	36,455	39,259	44,887
Impairment of intangible assets	183	54,735	86,164
Income (loss) from operations	59,647	(18,950)	(71,300)
Interest expense, net	37,566	57,688	45,199
Loss on extinguishment of debt	16,998	—	6,031
Non-service defined benefit plan expense	703	736	786
Income (loss) from continuing operations before income taxes	4,380	(77,374)	(123,316)
Provision (benefit) for income taxes	5,238	27,297	(15,910)
Loss from continuing operations	(858)	(104,671)	(107,406)
Income from discontinued operations, net of income taxes	—	—	935
Net loss	$(858)	$(104,671)	$(106,471)

Basic and Diluted Per Common Share Data:
Loss from continuing operations	$(0.02)	$(2.89)	$(2.99)
Earnings from discontinued operations, net of income taxes	—	—	0.03
Basic and diluted loss per common share	$(0.02)	$(2.89)	$(2.96)
Shares used to compute basic and diluted per common share amounts	36,764,551	36,270,920	35,933,222

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended
	2018	2017	2016
Net loss	$(858)	$(104,671)	$(106,471)

Other comprehensive loss:
Unrealized loss on cash flow hedges, net of tax benefit of $(922), $0, and $0, respectively	$(2,936)	$—	$—
Unrealized gain (loss) on defined benefit plan, net of tax expense (benefit) of $142, $(151), and $(16) respectively	454	(246)	(26)
Total other comprehensive loss	(2,482)	(246)	(26)
Comprehensive loss	$(3,340)	$(104,917)	$(106,497)

The accompanying notes are an integral part of these consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three Years Ended December 31, 2018

(dollars and share amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2015	35,711	$359	$315,529	$(1,414)	$(148,532)	$(696)	$165,246
Net loss	—	—	—	—	(106,471)	—	(106,471)
Issuance of common stock upon vesting of restricted stock units	330	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	9,763	—	—	—	9,763
Tax expense associated with vesting of restricted stock units	—	—	(2,810)	—	—	—	(2,810)
Effect of shares withheld to cover taxes	—	—	(288)	—	—	—	(288)
Total other comprehensive loss	—	—	—	(26)	—	—	(26)
Balance, December 31, 2016	36,041	362	322,191	(1,440)	(255,003)	(696)	65,414
Net loss	—	—	—	—	(104,671)	—	(104,671)
Issuance of common stock upon vesting of restricted stock units	331	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	12,929	—	—	—	12,929
Cumulative effect of a change in accounting for stock-based payments (Note A)	—	—	98	—	(98)	—	—
Effect of shares withheld to cover taxes	—	—	(1,477)	—	—	—	(1,477)
Total other comprehensive loss	—	—	—	(246)	—	—	(246)
Balance, December 31, 2017	36,372	365	333,738	(1,686)	(359,772)	(696)	(28,051)
Cumulative effect of a change in accounting for revenue recognition (Note A)	—	—	—	—	(756)	—	(756)
Balance, January 1, 2018	36,372	365	333,738	(1,686)	(360,528)	(696)	(28,807)
Net loss	—	—	—	—	(858)	—	(858)
Issuance in connection with the exercise of stock options	5	—	64	—	—	—	64
Issuance of common stock upon vesting of restricted stock units	544	6	(6)	—	—	—	—
Stock-based compensation expense	—	—	13,065	—	—	—	13,065
Effect of shares withheld to cover taxes	—	—	(2,906)	—	—	—	(2,906)
Reclassification of certain tax effects from Accumulated Other Comprehensive Loss (Note A)	—	—	—	(363)	363	—	—
Total other comprehensive loss	—	—	—	(2,482)	—	—	(2,482)
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(858)	$(104,671)	$(106,471)
Income from discontinued operations, net of income taxes	—	—	935
Loss from continuing operations	(858)	(104,671)	(107,406)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	36,455	39,259	44,887
(Benefit) provision for doubtful accounts	(733)	9,422	13,727
Impairment of intangible assets	183	54,735	86,164
Stock-based compensation expense	13,065	12,930	9,763
Deferred income taxes	3,452	26,248	4,031
Amortization of debt issuance costs	2,837	8,876	4,921
Loss on extinguishment of debt	16,998	—	6,031
Gain on sale and disposal of fixed assets	(2,713)	(2,059)	(5,055)
Changes in operating assets and liabilities (Note T):	9,841	(14,635)	13,458
Net cash provided by operating activities - continuing operations	78,527	30,105	70,521
Net cash used in operating activities - discontinued operations	—	—	(1,425)
Net cash provided by operating activities	78,527	30,105	69,096

Cash flows from investing activities:
Purchase of property, plant, and equipment	(18,984)	(16,355)	(21,148)
Purchase of therapeutic program equipment leased to third parties under operating leases	(9,835)	(6,000)	(2,476)
Acquisitions, net of cash acquired	(1,978)	—	—
Proceeds from company-owned life insurance investment	—	17,135	—
Purchase of company-owned life insurance investment	(598)	(555)	(2,543)
Proceeds from sale of property, plant and equipment	4,237	4,909	5,960
Other investing activities, net	—	—	(10)
Net cash used in investing activities - continuing operations	(27,158)	(866)	(20,217)
Net cash provided by investing activities - discontinued operations	—	—	1,425
Net cash used in investing activities	(27,158)	(866)	(18,792)

Cash flows from financing activities:
Borrowings under term loan, net of discount	501,467	420	274,400
Repayment of term loan	(435,660)	(28,545)	(19,688)
Borrowings under revolving credit agreement	3,000	156,965	23,000
Repayments under revolving credit agreement	(8,000)	(151,965)	(155,000)
Payment of senior notes	—	—	(200,000)
Payment of employee taxes on stock-based compensation	(2,906)	(1,477)	(288)
Payment on seller notes	(2,599)	(5,197)	(9,128)
Payment of capital lease obligations	(1,207)	(1,210)	(979)
Payment of debt issuance costs	(6,757)	(2,863)	(15,832)
Payment of debt extinguishment costs	(8,436)	—	—
Proceeds from exercise of options	64	—	—
Net cash provided by (used in) financing activities - continuing operations	38,966	(33,872)	(103,515)
Increase (decrease) in cash, cash equivalents and restricted cash	90,335	(4,633)	(53,211)
Cash, cash equivalents and restricted cash, at beginning of period	4,779	9,412	62,623
Cash, cash equivalents and restricted cash, at end of period	$95,114	$4,779	$9,412

	Years Ended December 31,
Reconciliation of Cash, Cash Equivalents, and Restricted Cash	2018	2017	2016
Cash and cash equivalents, at beginning of period	$1,508	$7,157	$58,753
Restricted cash, at beginning of period	3,271	2,255	3,870
Cash, cash equivalents, and restricted cash, at beginning of period	$4,779	$9,412	$62,623

Cash and cash equivalents, at end of period	$95,114	$1,508	$7,157
Restricted cash, at end of period	—	3,271	2,255
Cash, cash equivalents, and restricted cash, at end of period	$95,114	$4,779	$9,412

Changes in operating assets and liabilities on cash flows from operating activities and supplemental cash flow information is disclosed in Note T - “Supplemental Cash Flow Information” to the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

HANGER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2018, 2017, and 2016

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 676 patient care clinics and 104 satellite locations in 45 states and the District of Columbia as of December 31, 2018.  On a regular basis, we have been opening, closing, and merging patient care locations and satellite locations.  During the year ended December 31, 2018, we have opened or acquired 42 and closed or consolidated 56 patient care locations.

Our Products & Services segment is comprised of our distribution and therapeutic solutions businesses.  As a leading provider of O&P products in the United States, we coordinate through our distribution business the procurement and distribution of a broad catalog of O&P parts, componentry, and devices to independent O&P providers nationwide.  The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 3,900 skilled nursing and post-acute providers nationwide.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

Reclassifications

We have reclassified certain amounts in the prior year consolidated financial statements to be consistent with the current year presentation.  These primarily relate to classifications within the consolidated statements of operations, consolidated statements of changes in shareholders’ (deficit) equity, and consolidated statements of cash flows; see “Adoption of New Accounting Standards” for additional information.

Revenue Recognition

Effect of Adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”)

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

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit.  Upon adoption of ASC 606, the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 was as follows:

	December 31, 2017	Effects of	January 1, 2018
(in thousands)	As reported	Adoption	After adoption
Assets
Deferred income taxes	$68,126	$271	$68,397
Liabilities
Accrued expenses and other current liabilities	$66,308	$1,027	$67,335
Shareholders’ Deficit
Accumulated deficit	$(359,772)	$(756)	$(360,528)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and consolidated balance sheet is as follows:

	As of and for the year ended December 31, 2018
(in thousands)	As Reported	Effects of Adoption	Proforma balance without the adoption of ASC 606
Consolidated Statements of Operations
Net revenues	$1,048,760	$4,014	$1,052,774
Other operating costs	123,902	4,243	128,145
Income from operations	59,647	(229)	59,418
Income from continuing operations before income taxes	4,380	(229)	4,151
Net loss	(858)	(229)	(1,087)
Comprehensive loss	(3,340)	(229)	(3,569)

Consolidated Balance Sheets
Assets
Deferred income taxes	$65,635	$(211)	$65,424
Total assets	703,010	(211)	702,799
Liabilities
Accrued expenses and other current liabilities	51,783	(798)	50,985
Total current liabilities	171,274	(798)	170,476
Total liabilities	724,934	(798)	724,136
Shareholders’ deficit:
Accumulated deficit	(361,023)	587	(360,436)
Total shareholders’ deficit	(21,924)	587	(21,337)

The adoption of ASC 606 resulted in deferring $0.8 million of net revenue from our Patient Care segment as of December 31, 2018 and recognizing deferred revenue of $1.0 million from satisfying performance obligations from the previous period.  Estimated uncollectible amounts due from self-pay patients for the year ended December 31, 2018 were $4.2 million and are considered implicit price concessions under ASC 606 and are recorded as a reduction to net revenue.

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

Our products and services are sold with a 90-day labor and 180-day warranty for fabricated components.  Warranties are not considered a separate performance obligation.  We estimate warranties based on historical trends and include them in accrued expenses and other current liabilities in the consolidated balance sheet.  The warranty liability was $2.1 million at December 31, 2018 and $2.4 million at December 31, 2017.

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Patient Care Segment
Medicare	$273,833	$260,275	$256,240
Medicaid	132,938	132,707	124,339
Commercial Insurance/Managed Care (excluding Medicare and Medicaid Managed Care)	316,243	325,639	329,331
Veterans Administration	78,328	74,435	73,931
Private Pay	56,040	58,917	56,289
Total	$857,382	$851,973	$840,130

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

Therapeutic program equipment and related services revenue are recognized over the applicable term the customer has the right to use the equipment and as the services are provided.  Equipment sales revenue is recognized upon shipment, with any related services revenue deferred and recognized as the services are performed.  Sales of consumables are recognized upon shipment.

In addition, we estimate amounts recorded to bad debt expense using historical trends and these are presented as a bad debt expense under the operating costs section of our consolidated financial statements.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$135,995	$128,686	$127,510
Therapeutic solutions	55,383	60,110	74,414
Total	$191,378	$188,796	$201,924

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

Other Operating Costs

Other operating costs reflect costs we incur in connection with our delivery of care through our clinics and other patient care operations or distribution of products and services.  Marketing costs, including advertising, are expensed as incurred and are presented within this financial statement caption.  We incurred approximately $3.8 million, $3.8 million, and $4.0 million in advertising costs during the years ended December 31, 2018, 2017, and 2016, respectively.  Other costs include rent, utilities, and other occupancy costs, general office expenses, bad debt expense, and travel and clinical professional education costs, and exclude similar costs incurred in connection with general and administrative activities.

General and Administrative Expenses

General and administrative expenses reflect costs we incur in the management and administration of our businesses that are not directly related to the operation of our clinics or provision of products and services.  These include personnel costs and other operating costs supporting our general and administrative functions.  We incurred approximately $1.5 million, $0.7 million, and $0.6 million in advertising costs during the years ended December 31, 2018, 2017, and 2016, respectively.

Professional Accounting and Legal Fees

We recognize fees associated with audits of our financial statements in the fiscal period to which the audit relates.  All other professional fees are generally recognized as an expense in the periods in which services are performed.  Please see the “Accounts Payable and Accrued Liabilities” section for legal fees associated with legal contingencies.

Depreciation and Amortization

Depreciation and amortization expenses reflect all depreciation and amortization expenses, whether incurred in connection with our delivery of care through our clinics, our distribution of products and services, or in the general management and administration of our business.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.  We maintain cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) limits at certain financial institutions.  We manage this credit risk by concentrating our cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits.  With short maturities, the investments present insignificant risk of changes in value because of interest rate changes and are readily convertible to cash.  Historically, no losses have been incurred due to such cash concentrations.  Restricted cash balances are presented within “Other current assets” in the consolidated balance sheets.  See Note H - “Other Current Assets and Other Assets” within these consolidated financial statements.

Accounts Receivable, Net

Patient Care Segment

We establish allowances for accounts receivable to reduce the carrying value of such receivables to their estimated net realizable value.  The Patient Care segment’s accounts receivables are recorded net of unapplied cash, estimated allowances for implicit price concessions such as disallowed revenue and patient non-payments, as described in the revenue recognition accounting policy above.

Both the allowance for disallowed revenue and the allowance for patient non-payments consider historical collection experience by each of the Medicare and non-Medicare (commercial insurance, Medicaid, U.S. Department of Veteran’s Affairs and Private Pay) primary payor class groupings.  For each payor class grouping, liquidation analysis of historical period end receivable balances are performed to ascertain collections experience by aging category.  We believe the use of historical collection experience applied to current period end receivable balances is reasonable.  In the absence of an evident adverse trend, we use historical experience rates calculated using an average of four quarters of data with at least twelve months of adjudication.  We believe the time periods analyzed provide sufficient time for most balances to adjudicate in the normal course of operations.  We will modify the time periods analyzed when significant trends indicate that adjustments should be made.  In addition, estimates are adjusted when appropriate for information available up through the issuance of the consolidated financial statements.

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

Inventories

Inventories are valued at the lower of estimated cost or net realizable value with cost determined on a first-in, first out (“FIFO”) basis.  Provisions have also been made to reduce the carrying value of inventories for excess, obsolete, or otherwise impaired inventory on hand at period-end. The reserve for excess and obsolete inventory is $7.2 million and $6.2 million at December 31, 2018 and 2017, respectively.

Patient Care Segment

Substantially all of our Patient Care segment inventories are recorded through a periodic approach whereby inventory quantities are adjusted on the basis of a quarterly physical count.  Segment inventories relate primarily to raw materials and work-in-process (“WIP”) at Hanger Clinics.  Inventories at Hanger Clinics totaled $27.5 million and $27.7 million at December 31, 2018 and 2017, respectively, with WIP inventory representing $9.3 million and $9.0 million of the total inventory, respectively.

Raw materials consist of purchased parts, components, and supplies which are used in the assembly of O&P devices for delivery to patients.  In some cases, purchased parts and components are also sold directly to patients.  Raw materials are valued based on recent vendor invoices, reduced by estimated vendor rebates.  Such rebates are recognized as a reduction of cost of materials in the consolidated statements of operations when the related devices or components are delivered to the patient.  Approximately 74% and 71% of raw materials at December 31, 2018 and 2017, respectively were purchased from our Products & Services segment.  Raw material inventory was $18.2 million and $18.7 million at December 31, 2018 and 2017, respectively.

WIP consists of devices which are in the process of assembly at our clinics or fabrication centers.  WIP quantities were determined by the physical count of patient orders at the end of every quarter of 2018 and 2017 while the related stage of completion of each order was established by clinic personnel.  We do not have an inventory costing system and as a result, the identified WIP quantities were valued on the basis of estimated raw materials, labor, and overhead costs.  To estimate such costs, we develop bills of materials for certain categories of devices that we assemble and deliver to patients.  Within each bill of material, we estimate (i) the typical types of component parts necessary to assemble each device; (ii) the points in the assembly process when such component parts are added; (iii) the estimated cost of such parts based on historical purchasing data; (iv) the estimated labor costs incurred at each stage of assembly; and (v) the estimated overhead costs applicable to the device.

Products & Services Segment

Product & Service segment inventories consist primarily of finished goods at its distribution centers as well as raw materials at fabrication facilities, and totaled $40.2 million and $41.4 million as of December 31, 2018 and 2017, respectively.  Finished goods include products that are available for sale to third party customers as well as to our Patient Care segment as described above.  Such inventories were determined on the basis of perpetual records and a physical count at year end.  Inventories in connection with therapeutic services are valued at a weighted average cost.

Fair Value Measurements

We follow the authoritative guidance for financial assets and liabilities, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  The authoritative guidance requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be categorized, based on significant levels of inputs.  The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counter party in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In accordance with ASC 815, “Derivatives and Hedging,” we record all derivatives in the consolidated balance sheets as either assets or liabilities measured at fair value.  The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive loss net of tax and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the year ended December 31, 2018, such derivatives were used to hedge certain variable cash flows associated with existing variable-rate debt.

Insurance Recoveries Receivable

We incur legal and other costs with respect to a variety of issues on an ongoing basis.  We record a related receivable when costs are reimbursable under applicable insurance policies, we believe it is probable such costs will be reimbursed and such reimbursements can be reasonably estimated.  We record the benefit of related receivables from the insurer as a reduction of costs in the same financial statement caption in which the related loss was recognized in our consolidated statements of operations.  Loss contingency reserves, which are recorded within accrued liabilities, are not reduced by estimated insurance recoveries.

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

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting.  Acquisition consideration typically includes cash payments, the issuance of Seller Notes and in certain instances contingent consideration with payment terms based on the achievement of certain targets of the acquired business.  Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition inclusive of identifiable intangible assets.  The estimated fair value of identifiable assets and liabilities, including intangibles, are based on valuations that use information and assumptions available to management.  We allocate any excess purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed to goodwill.  Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets, including estimated useful lives.  The valuation of purchased intangible assets is based upon estimates of the future performance and discounted cash flows of the acquired business.  Each asset acquired or liability assumed is measured at estimated fair value from the perspective of a market participant.  Subsequent changes in the estimated fair value of contingent consideration are recognized as “General and administrative expenses” within the consolidated statements of operations.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses.  We assess goodwill for impairment annually during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have the option to first assess qualitative factors for a reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.  If we choose to bypass this qualitative assessment or alternatively determine that a quantitative goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the estimated fair value of a reporting unit with its carrying amount (including attributed goodwill).  We measure the fair value of the reporting units using a combination of income and market approaches.  Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of the goodwill.  On October 1, 2018, we performed a qualitative assessment of the Patient Care reporting unit, which resulted in no indicators of goodwill impairment.

We apply judgment in determining the fair value of our reporting units and the implied fair value of goodwill which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates.

For the years ended December 31, 2017 and 2016, we recorded impairments of our goodwill totaling $53.3 million and $86.0 million, respectively.  We did not have any goodwill impairment during 2018.  For the years ended December 31, 2018, 2017, and 2016, we recorded impairments of our indefinite-lived trade name totaling $0.2 million, $1.4 million, and $0.2 million, respectively.  See Note G - “Goodwill and Other Intangible Assets” to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding these charges.

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

Long-Term Debt

Long-term debt is recorded on our consolidated balance sheets at amortized cost, net of discounts and issuance expenses.  Debt issuance costs incurred in connection with long-term debt are amortized utilizing the effective interest method, through the maturity of the related debt instrument.  Discounts and costs incurred pertaining to the long-term debt are classified as a reduction of debt, and the costs incurred to obtain the revolving credit facility are recorded as deferred charges and are classified within other assets in the consolidated balance sheets.  Amortization of these costs is included within “Interest expense, net” in the consolidated statements of operations.

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

Self-Insurance Reserves

We maintain insurance programs which include employee health insurance, workers’ compensation, and product, professional and general liability.  Our employee health insurance program is self-funded, with a stop-loss coverage on claims that exceed $0.5 million for any individually covered claim.  We are responsible for workers’ compensation, product, professional and general liability claims up to $0.5 million per individual incident.  The insurance and self-insurance accruals reflect the estimate of incurred but not reported losses, historical claims experience and expected costs to settle unpaid claims and are undiscounted.

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

If indicators of continuing involvement are present, these transactions do not qualify for sale accounting and are accounted for as a failed sale-leaseback.  In accordance with ASC 840-40, Leases - Sale-Leaseback Transactions, the buildings and related assets, as well as their associated financing obligations, continue to be reflected in our consolidated balance sheet, with the assets depreciated over their remaining useful lives.  Payments required under the arrangement are recognized as reductions of the financing obligation and interest expense.  At the end of the lease term, the corresponding financing obligation and the remaining net book value of the building are derecognized.  When applicable, any associated gain is recognized within “Other operating costs” in our consolidated statements of operations.

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

We provide a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We have experienced losses from 2014 to 2017 due to impairments of our intangible assets, increased professional fees in relation to our restatement and related remediation procedures for identified material weaknesses, and increased interest and bank fees.  These losses have necessitated that we evaluate the sufficiency of our valuation allowance. We are in a taxable income position in 2018 and are able to utilize net operating loss.  We have $10.7 million and $24.2 million of U.S. federal and $166.0 million and $195.0 million of state net operating loss carryforwards available at December 31, 2018 and 2017, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts between 2018 and 2038.  We have $65.6 million of net deferred tax assets as of December 31, 2018.  We expect to generate income before taxes in future periods at a level that would allow for the full realization of the majority of our net deferred tax assets.  We continue to maintain a valuation allowance of approximately $8.9 million as of December 31, 2018, against net deferred tax assets, primarily related to various state jurisdictions.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities, and developments in case law. Our material assumptions are our forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.

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

The Tax Cuts and Jobs Act (the “Tax Act”) reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018.  Based on a reduced U.S. federal corporate tax rate of 21% from the Tax Act, we re-measured deferred tax assets and liabilities at the tax rates at which they are expected to reverse in the future in 2017.  For the items for which we were able to determine a reasonable estimate, in 2017, we recognized a provisional amount, in accordance with Staff Accounting Bulletin 118, of approximately $35 million of tax expense related to re-measurement of our deferred tax assets and liabilities, which was recorded as a component of income tax expense from continuing operations resulting in the above impact to our 2018 effective income tax rate.  As of the fourth quarter of 2018, we finalized the provisional amounts for all the enactment-dates income tax effects of the Tax Act.

Interest Expense, Net

We record interest expense net of interest income.  In our consolidated statements of operations, interest income was $0.1 million in each of the years ended December 31, 2018, 2017, and 2016.

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

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected dividend yield is derived from the annual dividend rate on the date of grant.  The expected stock volatility is based on an assessment of our historical weekly stock prices as well as implied volatility.  The risk-free interest rate is based on U.S. government zero coupon bonds with maturities similar to the expected holding period.  The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity.  Forfeitures are recognized as they occur.

Compensation expense associated with restricted stock units and options is recognized on a straight-line basis over the requisite service period.  Compensation expense associated with performance-based restricted stock units is primarily recognized on a graded vesting over the requisite service period when the performance condition is probable of being achieved.  The compensation expense associated with the performance-based restricted stock subject to market conditions is recognized on a straight-line basis over the requisite service period.

Segment Information

We have two segments, Patient Care and Products & Services.  Except for the segment specific policies described above, the segments follow the same accounting policies as followed in the consolidated financial statements.  We apply the “management approach” to disclosure of segment information.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of our reportable segments.  The description of our reportable segments and the disclosure of segment information are presented in Note S - “Segment and Related Information” to these consolidated financial statements.

Intersegment revenue represents sales of O&P components from our Products & Services segment to our Patient Care segment and are recorded at prices that approximate material cost plus overhead.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

During 2018 we adopted the following:

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

The adoption of this standard did not have a material impact on our results of operations.  The cumulative effect of implementing this guidance resulted in an increase of $0.8 million to the opening balance of accumulated deficit from establishing a contract liability of $1.0 million for certain performance obligations that must be recognized over time and an increase in deferred tax assets in the amount of $0.3 million - see “Revenue Recognition” above for additional information.

•                  ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result of adoption, there was no material impact on our consolidated financial statements.

•                  ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments in the statement of cash flows on a retrospective basis.  As a result of adoption on January 1, 2018:

•                  Amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

•                  We added a reconciliation of cash, cash equivalents, and restricted cash to the consolidated statements of cash flows.  Restricted cash balances are included in “Other Current Assets” in our consolidated balance sheets - see Note H - “Other Current Assets and Other Assets.”

•                  ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  As a result of adoption on January 1, 2018, there was no impact on our consolidated financial statements and we have applied the guidance to subsequent acquisitions.

•                  ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  As a result of adoption on January 1, 2018 there was no material impact on our consolidated financial statements and we will apply the guidance to any future changes to the terms or conditions of stock-based payment awards should they occur.

•                  ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC Topic 715.  The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity’s defined benefit pension and other postretirement plans.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement.  The amendments in this update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside of income from operations.  Accordingly, we have made certain reclassifications from “General and administrative expenses” to “Non-service defined benefit plan expense” of $0.7 million, $0.7 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.  Such reclassifications did not have a material effect on our consolidated statements of operations.

•                  ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and related clarifying standards.  The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness.  The adoption did not have a material impact on our consolidated financial statements or disclosures.

•                  ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued on February 14, 2018 and permits a reclassification of the disproportionate income tax effects of the Tax Act on items within Accumulated Other Comprehensive Income (“AOCI”) to retained earnings.  The standard is effective beginning January 1, 2019, with early adoption permitted.  We elected to reclassify the stranded income tax effects from AOCI to retained earnings in the fourth quarter of 2018 in accordance with ASU 2018-02.  As a result of the election, we recorded a decrease in AOCI in the amount of $0.4 million and an increase in retained earnings on the balance sheet for the period ended December 31, 2018.  There was no other income tax effect related to the application of the Tax Act that was reclassified from AOCI to retained earnings, and no income tax effect other than the effect of the changes in US federal corporate income tax rate on the gross deferred tax amounts.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This new standard is effective for us beginning December 15, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, and related clarifying standards, which requires lessees to recognize lease right-of-use assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The standard was effective for us as of January 1, 2019.  Our adoption will use the modified retrospective method that allows us to apply the standard as of the adoption date and record a cumulative-effect adjustment to the opening balance of Accumulated deficit, which we believe will not be material.  We have elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.  We have elected to keep leases with an initial term of 12 months or less off of the balance sheet and will continue to recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term.  We have also elected the practical expedient to not separate lease and non-lease components for medical equipment and real estate.  In addition, the new lease standard changes the current build-to-suit lease accounting guidance and is expected to result in the derecognition of our build-to-suit assets and liabilities and subsequent recognition of operating leases.

We estimate the adoption of this standard will result in recognition of lease liabilities and right-of-use assets of approximately $115 to $125 million on our consolidated balance sheets as of January 1, 2019.  We do not expect the standard will materially affect our consolidated net operations, cash flows, or debt covenant compliance under our current debt agreements.

NOTE B — EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were 17,894 as of December 31, 2018, and 473,037, and 342,369 as of December 31, 2017, and 2016, respectively.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to the parent company or any of its subsidiaries.  See Note M - “Long-Term Debt” within these consolidated financial statements.

The reconciliation of the numerators and denominators used to calculate basic and diluted net (loss) income per share are as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Loss from continuing operations applicable to common shareholders	$(858)	$(104,671)	$(107,406)
Income from discontinued operations, net of income taxes	—	—	935
Net loss applicable to common shareholders	$(858)	$(104,671)	$(106,471)

Weighted average shares outstanding - basic	36,764,551	36,270,920	35,933,222
Effect of potentially dilutive restricted stock units and options (1)	—	—	—
Weighted average shares outstanding - diluted	36,764,551	36,270,920	35,933,222

Basic and diluted:
Loss from continuing operations per share applicable to common stock	$(0.02)	$(2.89)	$(2.99)
Income from discontinued operations per share applicable to common stock	—	—	0.03
Net loss per share applicable to common shareholders	$(0.02)	$(2.89)	$(2.96)

(1) As we are recognizing a loss for the years ended December 31, 2018, 2017, and 2016, shares used to compute diluted per share amounts excludes 709,309 shares, 295,718 shares, and 145,497 shares, respectively, of potentially dilutive shares related to unvested restricted stock units and unexercised options in accordance with ASC 260 - Earnings Per Share.

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

Under both ASC 606 and ASC 605, disallowed revenue is considered an adjustment to the transaction price.  However, upon adoption of ASC 606, estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are now presented as a reduction of net revenue.  Under prior guidance, these amounts were recognized as bad debt expense in other operating costs.

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of December 31, 2018 and 2017 is comprised of the following:

	As of December 31, 2018			As of December 31, 2017
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$182,338	$24,542	$206,880	$193,150	$23,494	$216,644
Allowances for estimated implicit price concessions arising from:
Payor disallowances	(53,378)	—	(53,378)	(56,233)	—	(56,233)
Patient non-payments	(7,244)	—	(7,244)	—	—	—
Accounts receivable, gross	121,716	24,542	146,258	136,917	23,494	160,411
Allowance for doubtful accounts	—	(2,272)	(2,272)	(9,894)	(4,171)	(14,065)
Accounts receivable, net	$121,716	$22,270	$143,986	$127,023	$19,323	$146,346

Approximately 48.4% and 49.2% of accounts receivable, before allowances, is due from the Federal Government (Medicare, Medicaid, and U.S. Veterans Affairs) at December 31, 2018 and 2017, respectively.

The following table summarizes activities by year for implicit price concessions and the allowance for doubtful accounts:

(in thousands)	Payor Disallowances and Patient Non- Payments	Allowance for Doubtful Accounts
Balance at December 31, 2015	$81,306	$15,027
Additions	48,961	13,727
Reductions	(69,130)	(13,233)
Balance at December 31, 2016	61,137	15,521
Additions	36,962	9,423
Reductions	(41,866)	(10,879)
Balance at December 31, 2017	56,233	14,065
Cumulative Effect of ASC 606	9,894	(9,894)
Additions	42,653	630
Reductions	(48,158)	(1,155)
Recoveries	—	(1,374)
Balance at December 31, 2018	$60,622	$2,272

The following tables represent accounts receivable, before allowances, by major payor classification and by aging categories reduced by implicit price concessions and allowance for doubtful accounts to accounts receivable, net as of December 31, 2018 and 2017, respectively:

December 31, 2018

(in thousands)	0-60 Days	61-120 Days	121-180 Days	Over 180 Days	Total
Patient Care
Commercial insurance (excluding Medicare and Medicaid Managed Care)	$44,918	$11,495	$6,467	$17,172	$80,052
Private pay	951	437	343	483	2,214
Medicaid	12,690	2,964	1,855	6,629	24,138
VA	4,786	859	526	784	6,955
Non-Medicare	63,345	15,755	9,191	25,068	113,359
Medicare	32,339	5,483	3,002	28,155	68,979

Products & Services	14,768	6,507	1,641	1,626	24,542
Accounts receivable, before allowances	110,452	27,745	13,834	54,849	206,880
Allowance for disallowed revenue and patient non-payment					(60,622)
Allowance for doubtful accounts					(2,272)
Accounts receivable, net					$143,986

December 31, 2017

(in thousands)	0-60 Days	61-120 Days	121-180 Days	Over 180 Days	Total
Patient Care
Commercial insurance (excluding Medicare and Medicaid Managed Care)	$50,310	$11,649	$6,302	$15,279	$83,540
Private pay	880	447	381	1,311	3,019
Medicaid	13,785	3,561	1,832	5,684	24,862
VA	4,578	1,193	552	694	7,017
Non-Medicare	69,553	16,850	9,067	22,968	118,438
Medicare	34,197	5,725	3,396	31,394	74,712

Products & Services	14,316	5,075	1,219	2,884	23,494
Accounts receivable, before allowances	118,066	27,650	13,682	57,246	216,644
Allowance for disallowed revenue					(56,233)
Allowance for doubtful accounts					(14,065)
Accounts receivable, net					$146,346

NOTE D — INVENTORIES

Our inventories are comprised of the following:

	As of December 31,
(in thousands)	2018	2017
Raw materials	$19,632	$19,929
Work in process	9,278	8,996
Finished goods	38,780	40,213
Total inventories	$67,690	$69,138

NOTE E — PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment, net were comprised of the following:

	As of December 31,
(in thousands)	2018	2017
Land	$644	$644
Buildings	24,558	28,180
Furniture and fixtures	13,121	12,968
Machinery and equipment	27,452	26,838
Equipment leased to third parties under operating leases	30,093	31,100
Leasehold improvements	111,247	100,999
Computers and software	69,173	65,455
Total property, plant, and equipment, gross	276,288	266,184
Less: accumulated depreciation and amortization	(186,799)	(172,569)
Total property, plant, and equipment, net	$89,489	$93,615

Total depreciation expense was approximately $29.7 million, $29.7 million, and $31.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Included within Buildings was $20.4 million and $24.1 million recorded as an asset for certain build-to-suit leases as of December 31, 2018 and 2017, respectively.  Accumulated depreciation on these assets was $9.3 million and $8.9 million as of December 31, 2018 and 2017, respectively.

The following table summarizes our investment in equipment leased to third parties under operating leases:

	As of December 31,
(in thousands)	2018	2017
Program equipment	$30,093	$31,100
Less: Accumulated depreciation	(14,712)	(19,954)
Net book value	$15,381	$11,146

NOTE F — ACQUISITIONS

In the fourth quarter of 2018, we acquired two O&P businesses for an aggregate purchase price of $3.1 million, net of cash acquired. These acquisitions were accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. We made no acquisitions in 2017 or 2016.

Purchase Price Allocation

The aggregate purchase price of these acquisitions was allocated on a preliminary basis as follows:

For The Year Ended
(in thousands)	December 31, 2018
Cash paid, net of cash acquired	$1,978
Issuance of seller notes	1,120
Aggregate purchase price	3,098

Net accounts receivable	256
Inventories	302
Intangible assets, excluding goodwill	474
Other assets	90
Accounts payable and accrued expenses	(59)
Other liabilities assumed	(364)
Net assets acquired	699
Goodwill	$2,399

Acquisition-related expenses related to the two acquired O&P businesses for the year ended December 31, 2018 are included in General and administrative expenses in our consolidated statements of operations and are not significant. Substantially all of the Goodwill associated with the acquisition of the two O&P businesses for the year ended December 31, 2018, which has been assigned to our Patient Care reporting unit, is not deductible for tax purposes.  The acquisitions undertaken in the fourth quarter of 2018 do not have a material impact on our consolidated financial statements.

NOTE G — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

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

Prior to our adoption of ASU 2017-04, our goodwill impairment testing for 2016 was based on a two-step approach, with the second step of the goodwill impairment test requiring an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, including any unrecognized intangible assets, using the acquisition method accounting guidance in ASC 805, to determine the implied fair value of the reporting unit’s goodwill.  The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities, is the implied fair value of the reporting unit’s goodwill.  The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any.  An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

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

The changes in the carrying value of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accum. Impairment	Goodwill, Net	Goodwill, Gross	Accum. Impairment	Goodwill, Net	Goodwill, Gross	Accum. Impairment	Goodwill, Net
Balance at December 31, 2016	$625,011	$(428,668)	$196,343	$139,299	$(85,964)	$53,335	$764,310	$(514,632)	$249,678
Goodwill impairment	—	—	—	—	(53,335)	(53,335)	—	(53,335)	(53,335)
Balance at December 31, 2017	625,011	(428,668)	196,343	139,299	(139,299)	—	764,310	(567,967)	196,343
Additions from acquisitions	2,399	—	2,399	—	—	—	2,399	—	2,399
Balance at December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742

See Note F - “Acquisitions” within these consolidated financial statements for details surrounding goodwill acquired during the year ended December 31, 2018.

As of October 1, 2018, we performed a qualitative assessment of the Patient Care reporting unit, which resulted in no indicators of goodwill impairment.

As of October 1, 2017, we tested each of our three reporting units as part of our annual goodwill impairment test.  Due to the nature and magnitude of events adversely impacting the reimbursement environment within the skilled nursing facility industry (our primary customer source for our Therapeutic solutions business) and the O&P industry (our primary source for our Distribution services business), combined with customer losses and related margin pressures, which increased in the fourth quarter of 2017, our evaluation of our Therapeutic and Distribution reporting units’ long-term outlook resulted in our conclusion that the carrying amounts of these two reporting units exceeded their respective estimated fair values.  We recorded non-cash goodwill impairment charges of $32.8 million for our Therapeutic reporting unit and $20.5 million for our Distribution reporting unit which is included in “Impairment of intangible assets” in the consolidated statements of operations.  The fair value of our Patient Care reporting unit exceeded its carrying amount.  These goodwill impairment charges had no impact on our cash flow or compliance with debt covenants for 2017.

As of October 1, 2016, we tested each of our three reporting units as part of our annual goodwill impairment test.  We concluded that the carrying amounts of the Therapeutic and Distribution reporting units within our Products & Services segment exceeded their respective estimated fair values.  The second step of the test was then performed to measure the impairment loss, resulting in non-cash goodwill impairment charges of $64.9 million for our Therapeutic reporting unit and $21.1 million for our Distribution reporting unit which is included in “Impairment of intangible assets” in the consolidated statements of operations.  The fair value of our Patient Care reporting unit exceeded its carrying amount.

Other Intangible Assets

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

The balances related to intangible assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$26,036	$(19,051)	$—	$6,985
Trade name	255	(125)	—	130
Patents and other intangibles	9,391	(5,145)	—	4,246
Definite-lived intangible assets	35,682	(24,321)	—	11,361
Indefinite life - trade name	9,070	—	(4,953)	4,117
Total other intangible assets	$44,752	$(24,321)	$(4,953)	$15,478

	December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$36,439	$(24,267)	$—	$12,172
Trade name	462	(302)	—	160
Patents and other intangibles	15,358	(10,050)	—	5,308
Definite-lived intangible assets	52,259	(34,619)	—	17,640
Indefinite life - trade name	9,070	—	(4,770)	4,300
Total other intangible assets	$61,329	$(34,619)	$(4,770)	$21,940

The fair value of acquired customer list intangibles is estimated using an excess earnings model.  Key assumptions utilized in the valuation model include pro-forma projected cash flows adjusted for market-participant assumptions, forecasted customer retention curve, and discount rate.  Customer intangibles are amortized, using the straight-line method over an estimated useful life of four to ten years.  The fair value of non-compete agreements are estimated using a discounted cash flow model.  The related intangible assets are amortized, using the straight-line method, over their term which ranges from one to five years.  Other definite-lived intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives of up to seventeen years.  The fair value associated with trade names is estimated using the relief-from-royalty method with the primary assumptions being the royalty rate and expected revenues associated with the trade names.  These assets, some of which have indefinite lives, are primarily included in the Products & Services segment.  Indefinite lived trade name intangible assets are assessed for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment on our indefinite-lived trade name was $0.2 million, $1.4 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.  Trade name intangible assets with definite lives are amortized over their estimated useful lives of one to ten years.

Total intangible amortization expense was approximately $6.7 million, $9.5 million, and $13.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Estimated aggregate amortization expense for definite lived intangible assets for each of the next five years ended December 31 and thereafter is as follows:

(in thousands)	December 31,
2019	$3,895
2020	3,598
2021	1,016
2022	944
2023	804
Thereafter	1,104
Total	$11,361

NOTE H — OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consist of the following:

	As of December 31, 2018
(in thousands)	2018	2017
Non-trade receivables	$7,848	$7,668
Prepaid rent	4,442	4,248
Prepaid maintenance	3,330	3,134
Restricted cash	—	3,271
Prepaid other	1,101	1,436
Prepaid purchase orders	998	99
Prepaid education and training	597	582
Prepaid insurance	258	271
Other	157	179
Total other current assets	$18,731	$20,888

Non-trade receivables primarily relate to vendor rebate receivables, tenant improvement allowance receivables, and other non-trade receivables.  Prepaid rent relates to amounts of future rent expense paid in advance of the rental period.  Prepaid maintenance primarily relates to prepaid software and hardware maintenance and software license fees.  Restricted cash related to funds held by our captive insurance subsidiary and whose use for general purposes is restricted by Nevada state insurance regulations.  The captive insurance subsidiary was dissolved as of December 31, 2018.  Prepaid other includes the employer’s portion of health savings accounts, board member fees, and tax and accounting services.  Prepaid purchase orders relate to unit commitments to fulfill our obligation with one of our product suppliers.  Prepaid education and training is for our annual Education Fair event held in the first quarter of each fiscal year.  Prepaid insurance is for product and general liability insurance.  Other includes prepaid expenses for telecommunication, broker fees, and other miscellaneous prepaid expenses.

Other assets consist of the following:

	As of December 31,
(in thousands)	2018	2017
Cash surrender value of company owned life insurance	$2,918	$2,340
Non-trade receivables	1,904	2,407
Deposits	1,698	2,193
Other	1,246	2,500
Total other assets	$7,766	$9,440

The cash surrender value of company owned life insurance (“COLI”) funded our Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”) at December 31, 2018 and December 31, 2017.  See Note K - “Employee Benefits” for additional information.  Non-trade receivables primarily relate to estimated receivables due from our various business insurance policies.  Deposits primarily relate to security deposits made in connection with property leases.  Other relates to cash collateral posted for surety bonds and revolver facility fees.

NOTE I — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of:

	As of December 31,
(in thousands)	2018	2017
Patient prepayments, deposits and refunds payable	$24,563	$30,194
Insurance and self-insurance accruals	8,886	8,901
Accrued sales taxes and other taxes	6,810	6,335
Accrued professional fees	3,751	11,612
Derivative liability	724	—
Accrued interest payable	332	845
Other current liabilities	6,717	8,421
Total	$51,783	$66,308

Patient prepayment deposits and refunds includes funds received for devices not yet delivered to a patient and refunds for overpayments.  Accrued insurance primarily relates to accruals for estimated losses for certain self-insured risks including property, professional liability, and general liability, and employee health care costs.  Accrued professional fees primarily relate to accruals for professional accounting and legal fees.  Taxes primarily includes accrued sales tax liabilities and other taxes payable.  Derivative liability relates to our cash flow hedge; refer to Note O - “Derivative Financial Instruments.”  Other current liabilities are primarily related to accruals for deferred revenue and warranty liabilities.

Other liabilities consist of:

	As of December 31,
(in thousands)	2018	2017
Supplemental executive retirement plan obligations	$20,195	$21,842
Long-term insurance accruals	8,713	9,531
Deferred tenant improvement allowances	8,570	7,361
Unrecognized tax benefits, and related interest and penalties	5,458	5,219
Deferred rent	4,455	4,909
Derivative liability	3,134	—
Other	1,045	1,391
Total	$51,570	$50,253

Supplemental executive retirement plan obligations includes obligations due on both the Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) and DC SERP.  See Note K - “Employee Benefits” within these consolidated financial statements.  Unrecognized tax benefits represent the difference between tax positions that we expect to take, or take on our income tax returns and the benefit we recognize on our financial statements.  Deferred tenant improvement allowance represents deferred credits associated with receiving lease incentives.  Deferred rent represents net deferred credits associated with recognizing rent expense on a straight-line basis for property operating leases whose lease payments escalate over the life of the lease.  Both deferred credits are recognized as reductions of rent expense over the term of the associated lease.  Derivative liability relates to our cash flow hedge; refer to Note O - “Derivative Financial Instruments.”  Other includes asset retirement obligations, which is the liability to return a leased building to the state before it was occupied, fair market value lease differential liability, build-to-suit tenant interest accrual, and other long-term accrued expenses.

NOTE J — INCOME TAXES

Components of provision (benefit) for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$669	$541	$(18,812)
State	1,117	574	694
Total current	1,786	1,115	(18,118)
Deferred:
Federal	1,497	28,905	3,008
State	1,955	(2,723)	(800)
Total deferred	3,452	26,182	2,208
Provision (benefit) for income taxes from continuing operations	$5,238	$27,297	$(15,910)

Income tax provision (benefit) attributable to discontinued operations	$—	$—	$490

A reconciliation of the federal statutory tax rate to our effective tax rate applicable to continuing operations is as follows:

	Years Ended December 31,
	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State and local income taxes	26.6%	0.9%	0.5%
Change in valuation allowance	9.5%	(0.7)%	—%
Federal statutory tax rate change effect on deferred balance	—%	(45.0)%	—%
State tax rate change effect on deferred balance	27.7%	(0.2)%	(0.1)%
Change in uncertain tax positions	5.5%	(0.3)%	0.9%
Goodwill impairment	—%	(21.1)%	(22.3)%
Permanent Items	27.9%	(2.7)%	(0.3)%
Tax audit adjustments	8.7%	—%	—%
Tax credits	(5.6)%	0.1%	—%
Other	(1.7)%	(1.3)%	(0.8)%
Tax provision	119.6%	(35.3)%	12.9%

The significant components of the net deferred income tax asset are as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred tax liabilities:
Goodwill	$5,821	$3,883
Intangible	—	4
Prepaid expenses	1,030	1,029
Sec. 481(a) adjustments	—	56
	6,851	4,972
Deferred tax assets:
Deferred benefit plan compensation	6,269	5,786
Provision for doubtful accounts and implicit price concessions	16,529	18,243
Property, plant and equipment	10,829	12,216
Net operating loss carryforwards	10,975	15,191
Accrued expenses	15,352	17,974
Intangibles	1,063	—
Inventory reserves	2,710	2,123
Stock-based compensation	3,902	3,972
Capital leases	150	210
Deferred rent	1,136	1,265
Refund liabilities	2,517	2,895
Interest on seller notes	1,029	1,010
Interest expense	7,798	—
Other	1,157	967
	81,416	81,852
Valuation allowance	(8,930)	(8,754)
	72,486	73,098
Net deferred tax asset	$65,635	$68,126

We provide a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have $10.7 million and $24.2 million of U.S. federal and $166.0 million and $195.0 million of state net operating loss carryforwards available at December 31, 2018 and 2017, respectively.  These carryforwards will be used to offset future income but may be limited by the change in ownership rules in Section 382 of the Internal Revenue Code.  These net operating loss carryforwards will expire in varying amounts between 2019 and 2038.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  As of December 31, 2018 and 2017, we have recorded a valuation allowance of approximately $8.9 million and $8.8 million, respectively, primarily related to various state jurisdictions.

The following schedule presents the activity in the valuation allowance:

(in thousands) Year	Balance at Beginning of Year	Acquisitions	Provision	Released	Balance at End of Year
2018	$8,754	$—	$204	$28	$8,930
2017	$6,895	$—	$2,306	$447	$8,754
2016	$6,853	$—	$377	$335	$6,895

A reconciliation of our liability for unrecognized tax benefits is as follows:

(in thousands)	2018	2017	2016
Unrecognized tax benefits, at beginning of the year	$4,860	$4,664	$7,567
Additions for tax positions related to the current year	257	466	456
Additions for tax positions of prior years	—	—	—
Decrease related to prior year positions	(352)	(270)	(409)
Decrease for lapse of applicable statute of limitations	—	—	(2,950)
Unrecognized tax benefits, at end of the year	$4,765	$4,860	$4,664

As of December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $2.8 million.  We expect unrecognized tax benefits to decrease by $0.2 million within the next twelve months due to the lapse of statute limitations.  We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 31, 2018, 2017, and 2016, the amount of accrued interest and penalties was approximately $0.8 million, $0.6 million, and $0.4 million, respectively.

We are subject to income tax in the U.S. federal, state, and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal income tax examinations for years prior to 2013 as the statute of limitations has lapsed for 2012 and all preceding years.  However, due to net operating loss carryforwards, tax authorities have the ability to adjust those net operating losses related to closed years.  We are currently under income tax audits by the IRS and various state jurisdictions for tax years ended 2013-2016.  We believe we have adequate accruals for additional taxes and related interest expense which could result.  We believe the ultimate resolution of income tax examinations will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018.  Based on a reduced U.S. federal corporate tax rate of 21% from the Tax Act, we re-measured deferred tax assets and liabilities at the tax rates at which they are expected to reverse in the future.  For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount in 2017 in accordance with Staff Accounting Bulletin 118 of approximately $35.0 million of tax expense related to re-measurement of our deferred tax assets and liabilities, which is recorded as a component of income tax expense from continuing operations resulting in the above impact to our 2017 effective income tax rate.  During the fourth quarter of 2018, we finalized the provisional amounts for all the enactment-dates income tax effects of the Tax Act, which did not have material impact to the consolidated financial statements.

NOTE K — EMPLOYEE BENEFITS

Savings Plan

We maintain a 401(k) Savings and Retirement plan that covers all of our employees.  Under the plan, employees may defer a portion of their compensation up to the levels permitted by the Internal Revenue Service.  We recorded matching contributions of approximately $5.8 million, $5.9 million, and $6.7 million under this plan during 2018, 2017, and 2016, respectively, which were included within “Personnel costs” and “General and administrative expenses” in our consolidated statements of operations.

Defined Benefit Supplemental Executive Retirement Plan

Effective January 2004, we implemented an unfunded noncontributory DB SERP for certain senior executives.  The DB SERP, which we administer, calls for fifteen annual payments upon retirement with the payment amount based on years of service and final average salary.  Benefit costs and liability balances are calculated based on certain assumptions including benefits earned, discount rates, interest costs, mortality rates, and other factors.  We engaged an actuary to calculate the related benefit obligation at December 31, 2018 and 2017 as well as net periodic benefit plan expense for the years ended December 31, 2018, 2017, and 2016.  As of December 31, 2018 and 2017, the average remaining service period of plan participants is 10.5 and 11.5 years, respectively.  We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  Actual results that differ from the assumptions are accumulated and amortized over future periods, affecting the recorded obligation and expense in future periods.

The DB SERP’s net benefit obligation is as follows:

Change in Benefit Obligation

(in thousands)
Benefit obligation as of December 31, 2015	$21,885
Service cost	390
Interest cost	740
Payments	(1,847)
Actuarial loss	136
Benefit obligation as of December 31, 2016	21,304
Service cost	340
Interest cost	711
Payments	(1,913)
Actuarial loss	351
Benefit obligation at December 31, 2017	20,793
Service cost	367
Interest cost	600
Payments	(1,913)
Actuarial gain	(920)
Benefit obligation as of December 31, 2018	$18,927

The funded status of the DB SERP’s net benefit obligation is as follows:

	December 31,
(in thousands)	2018	2017
Unfunded status	$16,740	$20,793
Unamortized net (gain) loss	2,187	—
Net amount recognized	$18,927	$20,793

Amounts Recognized in the Consolidated Balance Sheets:

	December 31,
(in thousands)	2018	2017
Current accrued expenses and other current liabilities	$1,913	$1,913
Non-current other liabilities	17,014	18,880
Total accrued liabilities	$18,927	$20,793

We recorded gross actuarial (gains) losses under the DB SERP of approximately ($0.9) million, $0.4 million, and $0.1 million in 2018, 2017, and 2016, respectively, in other comprehensive loss.  There were no other components such as prior service costs or transition obligations relating to the DB SERP costs recorded within other comprehensive loss during 2018, 2017, or 2016.

The following weighted average assumptions were used to determine the benefit obligation as of December 31 of each year.  Net periodic benefit cost for each year was determined using the weighted average assumptions as of the prior year.  We used a third party actuarial specialist to assist in determining, among other things, the discount rate for all three years presented.

Previously, the cash surrender value of a COLI funded our DB SERP.  However, we received the cash surrender value of the DB SERP COLI in the amount of $17.1 million in 2017, resulting in the benefit obligation being unfunded at December 31 2018 and 2017.

Our assumed weighted average discount rate for the defined benefit plan reflects the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants.  We determine our discount rate based on a range of factors, including a yield curve composed of rates of return on high-quality, fixed income corporate bonds.

	2018	2017	2016
Discount rate	4.0%	3.3%	3.5%
Average rate of increase in compensation	3.0%	3.0%	3.0%

At December 31, 2018, the estimated accumulated benefit obligation is $18.9 million.  Future payments under the Plan are as follows:

(in thousands)
2019	$1,913
2020	1,913
2021	1,913
2022	1,913
2023	1,913
Thereafter	9,362
$18,927

Defined Contribution Supplemental Executive Retirement Plan

In 2013, we established a defined contribution plan (“DC SERP”) that covers certain of our senior executives.  Each participant is given a notional account to manage his or her annual distributions and allocate the funds among various investment options (e.g. mutual funds).  These accounts are tracking accounts only for the purpose of calculating the participant’s benefit.  The participant does not have ownership of the underlying mutual funds.  When a participant initiates or changes the allocation of his or her notional account, we will generally make an allocation of our investments to match those chosen by the participant.  While the allocation of our sub accounts is generally intended to mirror the participant’s account records (i.e. the distributions and gains or losses on those funds), the employee does not have legal ownership of any funds until payout upon retirement.  The underlying investments are owned by the insurance company with which we own an insurance policy.

As of December 31, 2018 and 2017, the estimated accumulated benefit obligation is $3.0 million and $3.0 million, respectively, of which $2.4 million and $2.3 million is funded and $0.6 million and $0.7 million is unfunded at December 31, 2018 and 2017, respectively.

In connection with the DC SERP benefit obligation, we maintain a COLI policy.  The carrying value of the COLI is measured at its cash surrender value and is presented within “Other assets” in our consolidated balance sheets.  See Note H - “Other Current Assets and Other Assets” for additional information.

NOTE L — LEASES

Rent expense under operating leases was approximately $47.5 million, $47.3 million, and $48.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, which was included within “Other operating costs” and “General and administrative expenses” in our consolidated statements of operations.  Sublease rental income is not material.  The net book value of office equipment under capital leases was approximately $0.5 million and $0.7 million at December 31, 2018 and 2017, respectively.  Equipment capital lease obligations are included in long-term debt as a part of “Financing leases and other” in Note M - “Long-Term Debt.”

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at December 31, 2018 are as follows:

(in thousands)	Operating Leases	Capital Leases
2019	$39,378	$249
2020	29,641	175
2021	21,303	109
2022	14,479	28
2023	9,193	—
Thereafter	10,008	—
	$124,002	$561

NOTE M — LONG-TERM DEBT

Long-term debt consists of the following:

(in thousands)	As of December 31, 2018	As of December 31, 2017
Credit Agreement, dated March 6, 2018
Revolving credit facility	$—	$—
Term Loan B	501,213	—
Prior Credit Agreement, dated August 1, 2016
Term Loan B	—	280,000
Prior Credit Agreement, dated June 17, 2013
Revolving credit facility	—	5,000
Term loan	—	151,875
Seller notes	4,506	5,912
Financing leases and other	14,361	18,169
Total debt before unamortized discount and debt issuance costs	520,080	460,956
Unamortized discount and debt issuance costs, net	(9,407)	(10,692)
Total debt	510,673	$450,264
Current portion of long-term debt	8,583	4,336
Long-term debt	$502,090	$445,928

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a new $605.0 million Senior Credit Facility (the “Credit Agreement”).

The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.9 million as of December 31, 2018.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

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

In connection with the Credit Agreement, we paid debt issuance costs of approximately $6.8 million.  As part of the repayment of amounts outstanding under our prior credit agreements, we paid a call premium totaling approximately $8.4 million and expensed outstanding unamortized discount and debt issuance costs totaling approximately $8.6 million.  The call premium and unamortized debt issuance costs on the prior credit agreements are included in “Loss on Extinguishment of Debt” in the consolidated statements of operations for the year ended December 31, 2018.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the year ended December 31, 2018, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 5.6%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note O - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including requirements that we maintain certain financial ratios at prescribed levels and restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges, and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarters ended December 31, 2018 and March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.  We were in compliance with all covenants at December 31, 2018.

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

Subsidiary Guarantees

The obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries, which incorporates subsidiaries that both make up no less than 90% of our total net revenues and make up no less than 90% of our total assets.  Separate condensed consolidating information is not included as the parent company does not have independent assets or operations, and the guarantees are full and unconditional and joint and several.

Other Restrictions

The Credit Agreement limits our ability to, among other things, purchase capital assets, incur additional indebtedness, create liens, pay dividends on or redeem capital stock, make certain investments, make restricted payments, make certain dispositions of assets, engage in transactions with affiliates, engage in certain business activities, and engage in mergers, consolidations and certain sales of assets.

Seller Notes

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions.  The Seller Notes are unsecured and are presented net of unamortized discount of $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively.  In accordance with ASC 805, Accounting for Business Combinations, we measure these instruments at their estimated fair values as of the respective acquisition dates.  The stated interest rates on these instruments range from 2.00% to 3.00%.  Principal and interest are payable in monthly, quarterly, or annual installments and mature through November 2023.

Scheduled maturities of debt at December 31, 2018 were as follows (in thousands):

(in thousands)
2019	$8,678
2020	8,517
2021	6,719
2022	6,324
2023	6,456
Thereafter	483,386
Total debt before unamortized discount and debt issuance costs, net	520,080
Unamortized discount and debt issuance costs, net	(9,407)
Total debt	$510,673

Financing Leases and Other

Financing leases relate to agreements when we are deemed the owner of a leased building, typically due to significant involvement during the construction period, and which do not qualify for de-recognition under the sale-leaseback accounting guidance due to one or more prohibited forms of continuing involvement in the property. Such forms of continuing involvement include us paying for a more than insignificant portion of project construction costs, us providing a security interest in the tenant’s personal property located at the premises, and/or we have renewal options for a term that comprises 90% or more of the remaining economic life of the property at a price other than estimated fair value. These liabilities have remaining terms ranging from 1 to 16 years with an average inherent interest rate of approximately 16%. Other obligations include equipment under capital leases.

The following table summarizes for the year ended December 31, 2018, the aggregate contractual payments associated with the financing leases and other obligations over the next 5 years and thereafter, including both principal and interest. Included in these amounts are payments for optional renewal periods for which management believes we will exercise our rights to renew, as well as the final non-monetary payment made with the return of the property at the end of the financing term:

(in thousands)
2019	$3,134
2020	2,764
2021	2,775
2022	2,492
2023	2,425
Thereafter	12,005
Less: amount representing interest	(11,234)
Total	$14,361

NOTE N — FAIR VALUE MEASUREMENTS

Financial Instruments

We previously held investments in money market funds which were measured at fair value on a recurring basis.  As of December 31, 2018, we had no amounts in money market funds. As of December 31, 2017, $3.3 million of money market funds, which were restricted from general use, were presented within “Other current assets.”  The fair values of our money market funds were based on Level 1 observable market prices and were equivalent to one dollar per share.  The carrying value of accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments.

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value (excluding unamortized discounts and debt issuance costs of $9.4 million) of our outstanding term loan as of December 31, 2018 was $501.2 million compared to its fair value of $491.2 million.  The carrying value of our outstanding term loan as of December 31, 2017 was $151.9 million compared to its fair value of $149.4 million.  The carrying value of our outstanding Term Loan B as of December 31, 2017 was $280.0 million compared to its fair value of $283.5 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quotes using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of December 31, 2018, we had no amounts outstanding on our revolving credit facility.  The carrying value of the amount outstanding on our revolving credit facilities as of December 31, 2017 was $5.0 million compared to the fair value $4.9 million.  Our estimates of fair value are based on a discounted cash flow model using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million, at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  The interest rate swap agreements are designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note M - “Long-Term Debt” and Note O - “Derivative Financial Instruments” for further information.

The carrying value of our outstanding subordinated promissory notes issued in connection with acquisitions (“Seller Notes”) as of December 31, 2018 and December 31, 2017 was $4.5 million and $5.9 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

NOTE O — DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

As of December 31, 2018, our swaps had a notional value outstanding of $325.0 million.  We had no swaps outstanding as of December 31, 2017.

Changes in Net Gain or Loss on Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss (“AOCI”) for the year ended December 31, 2018:

(in thousands)	Cash Flow Hedges
Balance as of January 1, 2018	$—
Unrealized loss recognized in other comprehensive loss, net of tax	4,838
Reclassification to interest expense, net of tax	(1,902)
Balance as of December 31, 2018	$2,936

The following table presents the fair value of derivative liabilities within the consolidated balance sheets as of December 31, 2018. There were no derivative assets or liabilities as of December 31, 2017:

	As of December 31, 2018
(in thousands)	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	—	724
Other liabilities	—	3,134

NOTE P — STOCK-BASED COMPENSATION

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

On April 15, 2016, our Board of Directors approved the Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”).  The 2016 Plan as amended by our Board of Directors (the “Board”) in May 2018 authorizes the issuance of up to (a) 2.6 million shares of Common Stock, plus (b) 0.4 million shares available for issuance under the 2010 Plan that had not been subject to outstanding awards as of the effective date of the 2016 Plan and (c) any shares that would have become available again for new grants under the terms of the 2010 Omnibus Plan (“2010 Plan”) if such plan were still in effect.

Upon approval of the 2016 Plan, our 2010 Plan was no longer available for future awards.

As of December 31, 2018, approximately 0.8 million shares were available for future issuance.  The available shares consisted of (a) 2.6 million shares of common stock authorized for issuance under the amended 2016 Plan, plus (b) 0.4 million shares rolled forward from the 2010 Plan, plus (c) 0.5 million shares forfeited and added back to the pool, less (d) 2.7 million shares issued for awards.  In 2018, shares issued under equity plans are issued from authorized and unissued shares.

For the years ended December 31, 2018, 2017, and 2016, we recognized a total of approximately $13.1 million, $12.9 million, and $9.8 million, respectively, of stock-based compensation expense for the 2010 and 2016 plans.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and options.

Restricted Stock Units

The summary of restricted stock units, performance-based stock units, and weighted average grant date fair values are as follows:

	Employee Service-Based Awards		Employee Performance- Based Awards		Director Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,066,598	$16.30	125,729	$26.11	71,465	$6.72
Granted	555,280	13.74	512,458	17.21	98,406	12.66
Vested	(363,834)	19.27	(5,551)	29.66	(71,465)	6.72
Forfeited	(75,005)	14.58	—	—	—	—
Nonvested at December 31, 2017	1,183,039	14.30	632,636	18.87	98,406	12.66
Granted	569,571	15.70	204,181	15.76	61,376	18.25
Vested	(422,884)	16.07	(199,395)	22.16	(98,406)	12.66
Forfeited	(121,098)	13.02	(75,750)	18.06	—	—
Nonvested at December 31, 2018	1,208,628	$14.47	561,672	$16.68	61,376	$18.25

During the years ended December 31, 2018, 2017, and 2016, approximately 0.7 million, 0.4 million, and 0.4 million of restricted common stock units with an intrinsic value of $12.0 million, $5.9 million, and $2.1 million, respectively, became fully vested.  As of December 31, 2018, total unrecognized compensation expense related to unvested restricted stock units and unvested performance based restricted stock units for which we have concluded the performance condition was probable of achievement was approximately $30.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.  The aggregate granted units have vesting dates through June 2022.  The 2018, 2017, and 2016 aggregate grants had total estimated grant date fair values of $13.3 million, $17.7 million, and $6.2 million, respectively.

A special equity grant of performance-based restricted stock units was granted on May 19, 2017 and vests 100% three years after the date of issuance, assuming the performance goal is achieved.  The financial target for this grant is to achieve a compounded annual growth rate (“CAGR”) of our common stock price of 20% as of market close on May 18, 2020.  This equates to a share price on that date of $22.07 compared to the closing price on the eve of grant of $12.77.  The grant provides for the vesting of 50% of the original targeted shares if a CAGR of 10% (a stock price of $17.00) is achieved.  The grant also provides for the vesting of up to 200% of the original targeted shares if a CAGR of 30% (a stock price of $28.06) or more is achieved.  The percentage of vested shares will be interpolated on a linear basis between 50% and 200% for a CAGR between 10% and 30%.  The stock price at time of award was $12.77, but given market condition performance criteria the Monte Carlo Simulation valuation was used to calculate a fair value of $19.29 per share.  The key assumptions used were a volatility rate of 109.5%, a risk-free interest rate of 1.44%, and a performance period of 3 years.

Options

The fair value of each employee stock option award was estimated on the date of grant using the Black-Scholes option-pricing model and calculated a grant date fair value of $8.67 per option.  The key assumptions used were an expected dividend yield of zero, an expected stock volatility of 92.48%, a risk-free interest rate of 1.68%, and an expected term of 4.38 years.

The summary of option activity and weighted average exercise prices are as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	—	$—	$—
Granted	798,020	12.77	2,378,100	9.4
Terminated	—	—
Exercised	—	—
Outstanding at December 31, 2017	798,020	12.77	2,378,100
Granted	—	—
Terminated	(111,203)	12.77
Exercised	(4,948)	12.77
Outstanding at December 31, 2018	681,869	$12.77	$4,213,950	8.4

At December 31, 2018, 0.7 million options were outstanding but not yet exercisable with a weighted average exercise price of $12.77, average remaining contractual terms of 8.4 years and aggregate intrinsic values of approximately $4.2 million.  As of December 31, 2018, there was unrecognized compensation cost related to stock option awards of $2.7 million.  At December 31, 2017, 0.8 million options were outstanding but not yet exercisable with a weighted average exercise price of $12.77, average remaining contractual terms of 9.4 years and aggregate intrinsic values of approximately $2.4 million.

NOTE Q — COMMITMENTS AND CONTINGENCIES

Commitments

In April 2014, in connection with the settlement of a patent infringement dispute, our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), entered into a non-cancellable agreement to purchase a total of $4.5 million of prosthetic gel liners in five installments.  We determined that a portion of the prosthetic gel liners should be reserved as excess and slow-moving inventory, as such we accrued a liability and expensed $3.4 million in 2014.  As of December 31, 2018, there is no remaining purchase commitment.  As of December 31, 2018, our reserve associated with the inventory was $2.2 million.

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  Appellate briefing was completed on August 18, 2017 and the Court of Appeals held oral argument for the appeal on March 5, 2018.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On September 10, 2018, the Court of Appeals asked plaintiffs to file a response to the petition for rehearing en banc, and plaintiffs filed an opposition to the petition for rehearing en banc on September 17, 2018.  Both petitions are pending with the Court of Appeals.  We believe the remaining claims are without merit, and intend to continue to vigorously defend against these claims.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the full report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  Upon completion of discovery we intend to file a motion to dismiss the consolidated derivative action.

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

Favorable Settlements

For the year ended December 31, 2018, our results of operations and net income benefited from the favorable resolution of two matters.

On May 15, 2018, we received a net favorable settlement of $1.7 million in connection with our long standing damage claims relating to the “Deepwater Horizon” disaster, and the prior adverse effect which it had on our clinic operations along the Gulf Coast in April of 2010.  We do not anticipate further payments in connection with this matter as this settlement constituted a full and final satisfaction of our claims.  The benefit of this settlement has been recognized as a reduction to our general and administrative expenses.

On June 28, 2018, we entered into an agreement with the State of Delaware, and made payment, to satisfy all of the State’s abandoned or unclaimed property claims transactions represented within the period of January 1, 2001 through December 31, 2012 which were reportable through December 31, 2017 in the amount of $2.2 million.  This agreed upon payment amount was favorable by $0.5 million to the amount we had previously estimated for these liabilities and had the effect of reducing our general and administrative expenses by this amount.  Additionally, under the terms of the agreement, we were not required to pay interest on the previously unremitted cumulative abandoned or unclaimed property relating to this twelve year period in the amount of $1.5 million, which had the effect of lowering our interest expense in the year by this accrued interest amount.

NOTE R — SHAREHOLDERS’ DEFICIT

Shareholder’s Rights Plan

On February 28, 2016, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share (the “Common Stock”).  The dividend was payable to the shareholders of record on March 10, 2016 (the “Record Date”).  The Rights would not be exercisable until after the public announcement that a person or group of affiliated or associated persons has acquired or obtained the right or obligation to acquire beneficial ownership of 10% or more of our outstanding Common Stock (“Acquiring Person”) or following the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person.  If a shareholder’s beneficial ownership of our Common Stock as of the time of the public announcement of the Rights Agreement and associated dividend declaration was at or above the applicable threshold, as defined by the Rights Agreement (including through entry into certain derivative positions), that shareholder’s then-existing ownership percentage would be grandfathered, but the rights would become exercisable if at any time after such announcement, the shareholder increases its ownership percentage.

Once exercisable, each Right allowed its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for $65.00 (the “Purchase Price”), subject to adjustment.  Prior to exercise, the Right did not give its holder any dividend, voting, or liquidation rights.  The description and terms of the Rights were set forth in a Rights Agreement, dated as of February 28, 2016, between us and Computershare Inc., as the Rights Agent.

The Rights had certain anti-takeover effects.  The Rights would have caused a substantial dilution to any person or group that attempted to acquire us without the approval of our Board of Directors.  As a result, the overall effect of the Rights may have been to render more difficult or discourage any attempt to acquire us even if such acquisition may be favorable to the interests of our shareholders.  Because our Board of Directors could redeem the Rights and amend the Rights Agreement in any respect prior to a person or group becoming an Acquiring Person, the Rights should not interfere with a merger or other business combination approved by the Board of Directors.  The Rights were originally set to expire on August 28, 2017.

Rights Agreement Amendment

On June 23, 2017, we entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement to extend the “Final Expiration Date” under the Rights Agreement to December 31, 2018.  Pursuant to the terms of the Rights Agreement as amended, we had the ability to redeem the rights prior to the “Final Expiration Date” or to further amend the Rights Agreement to provide for an earlier “Final Expiration Date”.

The “Final Expiration Date” under the Rights Agreement was not extended in response to any specific takeover bid or other proposal to acquire control.

The Rights Agreement expired on its terms on December 31, 2018 and is no longer of any force or effect.

NOTE S — SEGMENT AND RELATED INFORMATION

We have identified two operating segments and both performance evaluation and resource allocation decisions are determined based on each operating segment’s income from operations.  The operating segments are described further below:

Patient Care - This segment consists of (i) our owned and operated patient care clinics and Dosteon, and (ii) our contracting and network management business.  Dosteon is presented as a discontinued operation and has therefore been excluded from the summarized financial information below.  See Note U - “Discontinued Operations” within these consolidated financial statements.  The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care, and maintenance of the devices.  The principal reimbursement sources for our services are:

•                  Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;

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

Corporate & Other - This consists of corporate overhead and includes unallocated expense such as personnel costs, professional fees, and corporate offices expenses.

The accounting policies of the segments are the same as those described in Note A - “Organization and Summary of Significant Accounting Policies.”

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment.  The sales are priced at the cost of the related materials plus overhead.

We had no foreign and export sales and assets for the years ended December 31, 2018, 2017, and 2016.

For the Patient Care segment, government reimbursement, comprised of Medicare, Medicaid, and the U.S. Department of Veterans Affairs, in the aggregate, accounted for approximately, 56.5%, 54.8%, and 54.1% of their net revenue in 2018, 2017, and 2016, respectively.

Additionally, for the Products & Services segment, no single customer accounted for more than 10% of net revenues in 2018, 2017, or 2016, respectively.

Summarized financial information concerning our reporting segments is shown in the following tables.

	Patient Care			Products & Services
	For the Year Ended December 31,			For the Year Ended December 31,
(in thousands)	2018	2017	2016	2018	2017	2016
Net revenue
Third party	$857,382	$851,973	$840,130	$191,378	$188,796	$201,924
Intersegments	—	—	—	192,096	178,768	175,539
Total net revenue	857,382	851,973	840,130	383,474	367,564	377,463
Material costs
Third party suppliers	234,409	228,091	230,957	103,608	101,132	101,114
Intersegments	23,792	23,808	25,055	168,304	154,960	150,484
Total material costs	258,201	251,899	256,012	271,912	256,092	251,598
Personnel expenses	312,736	312,695	315,892	51,353	48,395	47,645
Other expenses	140,527	143,598	150,604	24,306	25,855	32,228
Depreciation & amortization	19,113	21,363	24,873	10,197	10,163	11,600
Impairment of intangible assets	—	—	—	183	54,735	86,164
Segment income (loss) from operations	$126,805	$122,418	$92,749	$25,523	$(27,676)	$(51,772)

Purchase of property, plant and equipment	$12,781	$8,163	$14,581	$1,890	$2,153	$820

A reconciliation of the total of the reportable segments’ income (loss) from operations to consolidated loss from operations is as follows:

(in thousands)	2018	2017	2016
Income (loss) from operations
Patient Care	$126,805	$122,418	$92,749
Products & Services	25,523	(27,676)	(51,772)
Corporate & other	(92,681)	(113,692)	(112,277)
Consolidated income (loss) from operations	59,647	(18,950)	(71,300)
Interest expense, net	37,566	57,688	45,199
Loss on extinguishment of debt	16,998	—	6,031
Non-service defined benefit plan expense	703	736	786
Income (loss) from continuing operations before income taxes	4,380	(77,374)	(123,316)
Provision (benefit) for income taxes	5,238	27,297	(15,910)
Consolidated loss from continuing operations	$(858)	$(104,671)	$(107,406)

A reconciliation of the reportable segment net revenue to consolidated net revenue is as follows:

(in thousands)	2018	2017	2016
Net Revenue
Patient Care	$857,382	$851,973	$840,130
Products & Services	383,474	367,564	377,463
Corporate & other	—	—	—
Consolidating adjustments	(192,096)	(178,768)	(175,539)
Consolidated net revenue	$1,048,760	$1,040,769	$1,042,054

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

(in thousands)	2018	2017	2016
Material costs
Patient Care	$258,201	$251,899	$256,012
Products & Services	271,912	256,092	251,598
Corporate & other	—	—	—
Consolidating adjustments	(192,096)	(178,768)	(175,539)
Consolidated material costs	$338,017	$329,223	$332,071

A reconciliation of the reportable segment purchase of property, plant and equipment to consolidated purchase of property, plant and equipment is as follows:

(in thousands)	2018	2017	2016
Purchase of property, plant and equipment
Patient Care	$12,781	$8,163	$14,581
Products & Services	1,890	2,153	820
Corporate & other	4,313	6,039	5,747
Total consolidated purchase of property, plant and equipment	$18,984	$16,355	$21,148

A reconciliation of the total of the reportable segments’ assets to consolidated assets is as follows:

(in thousands)	2018	2017
Assets
Patient Care	$415,469	$413,759
Products & Services	100,953	97,536
Corporate & other	186,588	129,128
Total consolidated assets	$703,010	$640,423

NOTE T — SUPPLEMENTAL CASH FLOW INFORMATION

Changes in operating assets and liabilities on cash flows from operating activities is as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Accounts receivable, net	$3,238	$(12,585)	$17,612
Inventories	1,750	(913)	253
Other current assets and other assets	4,459	661	849
Income taxes receivable	12,700	121	18,725
Accounts payable	6,511	(3,562)	(3,133)
Accrued expenses and other current liabilities	(16,550)	(12,929)	(3,045)
Accrued compensation related costs	1,713	16,843	(12,006)
Other liabilities	(3,980)	(2,271)	(5,797)
Changes in operating assets and liabilities on cash flows from operating activities	$9,841	$(14,635)	$13,458

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Cash paid during the period for:
Interest paid	$31,312	$48,437	$42,345
Income tax (refunds received) paid	(11,131)	725	(35,092)

Non-cash financing and investing activities:
Issuance of seller notes in connection with acquisitions	1,120	—	—
Additions to property, plant and equipment acquired through financing obligations	1,523	1,484	374
Retirements of financed property, plant and equipment and related financing obligations	4,460	811	2,381
Purchase of property, plant and equipment in accounts payable	$5,018	$2,119	$728

NOTE U — DISCONTINUED OPERATIONS

On November 5, 2014, the Audit Committee of the Board of Directors approved a plan to sell and/or otherwise dispose of the Dosteon distribution product group (“Dosteon”), a component of our Patient Care segment.  This action was taken following the conclusion of our strategic evaluation of this business in the fourth quarter of 2014.  In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, ASC 360-10, Property, Plant and Equipment - Overall, and ASC 350-20, Intangibles - Goodwill and Other - Goodwill, the operating results and cash flows of Dosteon have been presented separately as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, for the year ended December 31, 2016.  We had no activities related to discontinued operations in 2018 or 2017.

The remaining portions of Dosteon businesses were sold in 2015.  Costs associated with exit and disposal related to Dosteon were immaterial in 2016.

In 2016, $1.4 million of contingent consideration gains resulting from the disposal of Dosteon in prior years was recorded in “Income (loss) before income taxes from discontinued operations” in our consolidated statements of operations.

The following is a summary of our operating results for discontinued operations:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net revenue	$—	$—	$—
Income before income taxes from discontinued operations	—	—	1,425
Income tax provision	—	—	490
Income from discontinued operations, net of income taxes	$—	$—	$935

NOTE V — SUBSEQUENT EVENTS

On January 28, 2019, we completed the acquisition of a prosthetic and orthotic business for a total purchase price of $33.2 million, of which $28.5 million was cash consideration and $4.8 million in notes to the shareholders, payable in quarterly installments over a period of three years.  Due to the proximity of the completion of the acquisition to the filing of this form 10-K, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the transaction. During the fourth quarter of 2018, acquisition-related expenses related to this transaction totaled approximately $0.5 million and are included in “General and administrative expenses” in our consolidated statements of operations.

NOTE W — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2018. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements.  Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net revenues	$233,995	$266,966	$262,946	$284,853
Material costs	76,356	86,516	84,805	90,340
Personnel costs	86,108	89,554	90,853	97,574
Other operating costs	31,096	30,536	30,999	31,271
General and administrative expenses	25,636	26,523	28,308	29,085
Professional accounting and legal fees	4,846	4,236	3,107	4,726
Depreciation and amortization	9,330	9,272	8,950	8,903
Impairment of intangible assets	—	—	—	183
Income from operations	623	20,329	15,924	22,771
Interest expense, net	12,263	7,317	8,939	9,046
Loss on extinguishment of debt	16,998	—	—	—
Non-service defined benefit plan expense	176	176	176	176
(Loss) income before income taxes	(28,814)	12,836	6,809	13,549
(Benefit) provision for income taxes	(6,196)	(92)	2,440	9,086
Net (loss) income	$(22,618)	$12,928	$4,369	$4,463

Other comprehensive loss:
Unrealized (loss) gain on cash flow hedges, net of tax	(2,290)	2,314	1,738	(4,698)
Unrealized (loss) gain on defined benefit plan, net of tax	(292)	26	26	694
Comprehensive (loss) income	$(25,200)	$15,268	$6,133	$459

Basic Per Common Share Data:
Basic (loss) earnings per share	$(0.62)	$0.35	$0.12	$0.12
Weighted average shares outstanding - basic	36,498,482	36,790,401	36,856,881	36,906,938

Diluted Per Common Share Data:
Diluted (loss) earnings per share	$(0.62)	$0.35	$0.12	$0.12
Weighted average shares outstanding - diluted	36,498,482	37,404,360	37,556,594	37,721,662

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net revenues	$233,681	$263,386	$257,966	$285,736
Material costs	74,405	83,657	82,345	88,816
Personnel costs	87,955	87,831	90,065	95,239
Other operating costs	32,689	31,861	33,184	32,097
General and administrative expenses	25,386	25,227	25,356	33,373
Professional accounting and legal fees	12,650	8,521	7,844	7,224
Depreciation and amortization	10,137	9,825	9,632	9,665
Impairment of intangible assets	—	—	—	54,735
(Loss) income from operations	(9,541)	16,464	9,540	(35,413)
Interest expense, net	14,009	14,091	15,097	14,491
Non-service defined benefit plan expense	184	184	184	184
(Loss) income from continuing operations before income taxes	(23,734)	2,189	(5,741)	(50,088)
(Benefit) provision for income taxes	(6,000)	552	(1,580)	34,325
Net (loss) income	$(17,734)	$1,637	$(4,161)	$(84,413)

Other comprehensive loss:
Unrealized loss on DB SERP, net of tax	(17)	(17)	(17)	(195)
Comprehensive (loss) income	$(17,751)	$1,620	$(4,178)	$(84,608)

Basic Per Common Share Data:
Basic (loss) earnings per share	$(0.49)	$0.05	$(0.11)	$(2.32)
Weighted average shares outstanding - basic	36,084,630	36,286,528	36,340,089	36,410,488

Diluted Per Common Share Data:
Diluted (loss) earnings per share	$(0.49)	$0.04	$(0.11)	$(2.32)
Weighted average shares outstanding - diluted	36,084,630	36,543,740	36,340,089	36,410,488

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in our internal control over financial reporting described below.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 because of the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

Control Environment

We did not design and maintain effective controls with respect to establishing and assigning authority and responsibility over accounting operations, including the consolidation process and the preparation and review of financial statements.

Risk Assessment

We did not design and maintain effective controls to identify, assess and address risks that significantly impact our financial statements or the effectiveness of our internal control over financial reporting.

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

•                  Accounts Payable

We did not design and maintain effective controls over accounts payable.  Specifically, we did not design and maintain effective controls over the completeness, accuracy, existence, and rights and obligations related to purchased goods and services, accurately reflecting the receipt of such goods or services and the related liability in the proper period.

These material weaknesses did not result in a material misstatement to the 2018, 2017, or 2016 annual or interim consolidated financial statements. However, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plans

Since the end of 2013, under the oversight of our Audit Committee and Board of Directors, we have been, and continue to be, actively engaged in the design and implementation of remedial measures to address the material weaknesses in our internal control over financial reporting.  We are committed to improving our internal control processes and resolving our identified control deficiencies, including the material weaknesses we have presented above, and will continue to review our effectiveness in accomplishing this critical objective.

To date, we have taken and continue to take the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, we may implement additional measures or modify the remedial actions described below, as considered appropriate, to remediate our material weaknesses.

Control Environment

We made significant strides in improving our overall control environment, particularly as it relates to our FY 2016 remediation of the material weaknesses related to the tone at the top and our investment in personnel. However, we believe the evidence that we have appropriately established and assigned authority and responsibility over accounting operations, including the consolidation process, and the preparation and review of financial statements will be that we continue to file our financial statements on a timely basis and have remediated substantially all other material weaknesses.  The combination of these factors will indicate that our internal controls over financial reporting are designed and operating effectively as a whole.

Risk Assessment

In our efforts toward remediation of our material weakness in risk assessment, we have and will continue to strengthen our annual risk assessment and develop programmatic approaches towards the mitigation of risks identified through this process.

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

•                  Accounts Payable

In our efforts toward remediation of our material weakness in our accounts payable process, we have revised our procedures and controls to improve our manner of recording accounts payable.

We continue to strengthen and refine our processes related to the remaining material weaknesses and intend to provide additional information regarding those remediation efforts in future filings with the SEC.

Remediated Material Weaknesses

As of December 31, 2018, we have successfully remediated the previously disclosed material weaknesses related to accounting for leases, property, plant & equipment and depreciation, accruals, account reconciliations, business combinations, goodwill and intangible assets, share-based compensation and income taxes. The actions taken to remediate the material weaknesses are summarized in the section below:

•                  Accounting for Leases

We hired additional staff with greater technical knowledge of lease accounting, implemented a new lease accounting software and implemented new processes and controls regarding the accounting for deferred rent, asset retirement obligations, tenant improvement allowance and the evaluation and accounting for build-to-suit leases.

We have also adopted procedures to promote effective communication between our real estate group and our lease accounting group to ensure timely, accurate and complete exchange of information.

Based on the completion of the above actions and independent evaluation of both the design and operating effectiveness of our internal controls related to lease accounting, the material weakness has been remediated as of December 31, 2018.

•                  Property, Plant and Equipment and Depreciation

We implemented new procedures and controls related to the identification of and accounting for the addition, transfer, sale, disposal and existence of fixed assets. Additionally, we re-designed our software development processes, controls related to the capitalization of labor and implemented new policies related to asset capitalization and establishment of asset in-service date.

Based on the completion of the above actions and independent evaluation of both the design and operating effectiveness of our internal controls related to property, plant and equipment and depreciation, the material weakness has been remediated as of December 31, 2018.

•                  Accruals

We designed and implemented controls related to the estimation of certain period-end accrual balances and the review of methodology, assumptions and calculations utilized by third-parties engaged to provide additional subject matter expertise.

Based on the completion of the above actions and independent evaluation of both the design and operating effectiveness of our internal controls related to accruals, the material weakness has been remediated as of December 31, 2018.

•                  Account Reconciliations

We implemented new policies and procedures related to the timely preparation and documentation of account reconciliations, provided additional training regarding management review procedures and implemented a monitoring control to ensure all accounts are reconciled timely.

Based on the completion of the above actions and the independent evaluation of both the design and operating effectiveness of our internal controls related to account reconciliations, the material weakness has been remediated as of December 31, 2018.

•                  Business Combinations, Goodwill and Intangible Assets

We implemented new procedures and controls related to the identification and valuation of working capital assets and liabilities, the development and review of key assumptions and estimates, and engaged the use of third-party valuation expertise, when necessary.

We implemented new procedures and controls related to the identification and assessment of potential impairments to the Company’s goodwill and intangible assets, including the identification of triggering events and key asset groups.

Based on the completion of the above actions and independent evaluation of both the design and operating effectiveness of our internal controls related to business combinations, goodwill and intangible assets, the material weakness has been remediated as of December 31, 2018.

•                  Share-based Compensation

We established new policies regarding the accounting for grants of restricted and performance based restricted stock units.  In connection with these new policies, we implemented new controls related to the calculation and review of grant information, assumptions and expense recognition.

Based on the completion of the above actions and independent evaluation of both the design and operating effectiveness of our internal controls related to share-based compensation, the material weakness has been remediated as of December 31, 2018.

•                  Income Taxes

We improved the structure and consistency for income tax calculation and preparation, implemented software to assist in the compilation of inputs to the calculation for the income tax provision, and improved the rigor of review procedures.

Based on the completion of the above actions and independent evaluation of both the design and operating effectiveness of our internal controls related to income taxes, the material weakness has been remediated as of December, 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information in the sections titled “Proposal 1: Election of Directors,” “Corporate Governance Matters,” “Principal Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2019 (the “2019 Proxy Statement”) is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all our directors, officers and employees. The Code is available on our website, along with our current Corporate Governance Guidelines, at www.hanger.com. The Code and our Corporate Governance Guidelines are also available in print to any shareholder who requests a copy in writing from the Corporate Secretary of Hanger. We intend to disclose through our website any amendments to, or waivers from, the provisions of these codes.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Corporate Governance and Nominating Committee,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections titled “Principal Stockholders” and “Proposal 4: Approval of the 2019 Omnibus Incentive Plan” in the 2019 Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the section titled “Corporate Governance Matters” in the 2019 Proxy Statement is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the section titled “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Financial Statements and Financial Statement Schedules:

(1)                                 Financial Statements:

The information required by this Item is incorporated herein by reference to the financial statements set forth under Item 8 “Financial Statements and Supplementary Data” of Part II of this Form 10-K.

(2)                                 Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

4.12

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

10.2

Hanger Orthopedic Group, Inc. 2010 Omnibus Incentive Plan. (Incorporated herein by reference to Annex A to Registrant’s Proxy Statement, dated April 2, 2010, relating to the Registrant’s Annual Meeting of Stockholders held on May 13, 2010.)*

10.3

Form of Restricted Stock Agreement for Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*

10.4	Form of Restricted Stock Agreement for Executives. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.5	Form of Restricted Stock Agreement for Employees. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.6

Form of Non-Employee Director Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*

10.7	Form of Executive Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.8	Form of Non-Qualified Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)*
10.9

Amended and Restated Employment Agreement, dated as of March 30, 2012, between Thomas E. Hartman and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.10

Second Amended and Restated Employment Agreement, dated August 27, 2012, by and between Vinit K. Asar and Hanger, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 29, 2012.)*

10.11	Defined Contribution Supplemental Retirement Plan, dated May 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registration on May 13, 2013.)
10.12

Employment Agreement, dated September 1, 2014, by and between Samuel M. Liang and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 2, 2014.)

10.13

Employment Agreement, dated September 5, 2014, by and between Thomas E. Kiraly and Hanger Prosthetics & Orthotics, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 1, 2015.)

10.14

Assignment of Employment Agreement, effective March 1, 2017, by and among Hanger Prosthetics & Orthotics, Inc., Hanger, Inc. and Vinit K. Asar. (Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2014.)*

10.15

Assignment of Employment Agreement, effective March 1, 2017, by and among Hanger Prosthetics & Orthotics, Inc., Hanger, Inc. and Thomas E. Kiraly. (Incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2014.)*

10.16	Hanger, Inc. 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*
10.17

Form of Executive Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.18

Form of Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.19

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 18, 2016.)*

10.20

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

10.23	Hanger, Inc. 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*
10.24

Form of Non-Qualified Stock Option Agreement for Executives under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*

10.25

Form of Non-Qualified Stock Option Agreement for Employees under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*

10.26

Form of Performance Share Unit Agreement for Executives under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*

10.27

Form of Performance Share Unit Agreement for Employees under the 2017 Special Equity Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 23, 2017.)*

10.28	Amended and Restated Employment Agreement, dated March 11, 2019, by and between Scott Ranson and Hanger, Inc. (Filed herewith.)*
10.29	Form of Employment Agreement by and between certain executive officers and Hanger, Inc. (Filed herewith.)*
21	List of Subsidiaries of the Registrant. (Filed herewith.)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith.)
31.1	Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
31.2	Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (Filed herewith.)

*                                         Management contract or compensatory plan

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.
Dated: March 14, 2019	By:	/s/ Vinit K. Asar
Vinit K. Asar Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2019	/s/ Vinit K. Asar
Vinit K. Asar Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 14, 2019	/s/ Thomas E. Kiraly
Thomas E. Kiraly Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 14, 2019	/s/ Gabrielle B. Adams
Gabrielle B. Adams Vice President - Chief Accounting Officer (Principal Accounting Officer)

Dated: March 14, 2019	/s/ Asif Ahmad
Asif Ahmad Director

Dated: March 14, 2019	/s/ Christopher B. Begley
Christopher B. Begley Director

Dated: March 14, 2019	/s/ John T. Fox
John T. Fox Director

Dated: March 14, 2019	/s/ Thomas C. Freyman
Thomas C. Freyman Director

Dated: March 14, 2019	/s/ Stephen E. Hare
Stephen E. Hare Director

Dated: March 14, 2019	/s/ Cynthia L. Lucchese
Cynthia L. Lucchese Director

Dated: March 14, 2019	/s/ Richard R. Pettingill
Richard R. Pettingill Director

Dated: March 14, 2019	/s/ Kathryn M. Sullivan
Kathryn M. Sullivan Director