Form 10-Q
period 2019-03-31
HANGER, INC.
filed 2019-05-08
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HNGR	New York Stock Exchange

As of April 30, 2019 the registrant had 37,239,511 shares of its Common Stock outstanding.

ii

PART 1.                    FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of March 31,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,511	$95,114
Accounts receivable, net	136,891	143,986
Inventories	70,036	67,690
Income taxes receivable	734	379
Other current assets	17,058	18,731
Total current assets	245,230	325,900
Non-current assets:
Property, plant and equipment, net	81,951	89,489
Goodwill	226,632	198,742
Other intangible assets, net	16,415	15,478
Deferred income taxes	69,738	65,635
Operating lease right-of-use assets	103,676	—
Other assets	8,392	7,766
Total assets	$752,034	$703,010
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,677	$8,583
Accounts payable	50,173	55,797
Accrued expenses and other current liabilities	53,311	51,783
Accrued compensation related costs	22,228	55,111
Current portion of operating lease liabilities	33,675	—
Total current liabilities	168,064	171,274
Long-term liabilities:
Long-term debt, less current portion	490,623	502,090
Operating lease liabilities	83,693	—
Other liabilities	40,259	51,570
Total liabilities	782,639	724,934
Commitments and contingencies (Note R)
Shareholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 37,413,845 shares issued and 37,271,024 shares outstanding in 2019, and 37,063,995 shares issued and 36,921,174 shares outstanding in 2018	374	371
Additional paid-in capital	343,591	343,955
Accumulated other comprehensive loss	(7,461)	(4,531)
Accumulated deficit	(366,413)	(361,023)
Treasury stock, at cost; 142,821 shares at 2019 and 2018, respectively	(696)	(696)
Total shareholders’ deficit	(30,605)	(21,924)
Total liabilities and shareholders’ deficit	$752,034	$703,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net revenues	$236,419	$233,995
Material costs	78,377	76,356
Personnel costs	86,711	86,108
Other operating costs	33,555	31,096
General and administrative expenses	28,282	25,636
Professional accounting and legal fees	2,700	4,846
Depreciation and amortization	8,773	9,330
(Loss) income from operations	(1,979)	623
Interest expense, net	8,538	12,263
Loss on extinguishment of debt	—	16,998
Non-service defined benefit plan expense	173	176
Loss before income taxes	(10,690)	(28,814)
Benefit for income taxes	(3,739)	(6,196)
Net loss	$(6,951)	$(22,618)

Basic and Diluted Per Common Share Data:
Basic and diluted loss per share	$(0.19)	$(0.62)
Weighted average shares used to compute basic and diluted earnings per common share	37,001,977	36,498,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(6,951)	$(22,618)

Other comprehensive loss:
Unrealized loss on cash flow hedges (net of tax benefit of $924 for three months ended March 31, 2019 and tax benefit of $702 for three months ended March 31, 2018)	$(2,936)	$(2,290)
Unrealized gain (loss) on defined benefit plan (net of tax provision of $2 for three months ended March 31, 2019 and tax benefit of $105 for three months ended March 31, 2018)	6	(292)
Total other comprehensive loss	(2,930)	(2,582)
Comprehensive loss	$(9,881)	$(25,200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(dollars and share amounts in thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases (Note A)	—	—	—	—	1,561	—	1,561
Balance, January 1, 2019	36,921	371	343,955	(4,531)	(359,462)	(696)	(20,363)
Net loss	—	—	—	—	(6,951)	—	(6,951)
Shares based compensation expense	—	—	3,265	—	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	350	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,626)	—	—	—	(3,626)
Total other comprehensive loss	—	—	—	(2,930)	—	—	(2,930)
Balance, March 31, 2019	37,271	$374	$343,591	$(7,461)	$(366,413)	$(696)	$(30,605)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Cumulative effect of a change in accounting for revenue recognition	—	—	—	—	(759)	—	(759)
Balance, January 1, 2018	36,372	365	333,738	(1,686)	(360,531)	(696)	(28,810)
Net loss	—	—	—	—	(22,618)	—	(22,618)
Shares based compensation expense	—	—	2,585	—	—	—	2,585
Issuance of common stock upon vesting of restricted stock units	372	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,150)	—	—	—	(2,150)
Total other comprehensive loss	—	—	—	(2,582)	—	—	(2,582)
Balance, March 31, 2018	36,744	$369	$334,169	$(4,268)	$(383,149)	$(696)	$(53,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flow used in operating activities:
Net loss	$(6,951)	$(22,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,773	9,330
Amortization of right-of-use assets	9,161	—
Benefit for doubtful accounts	(20)	(94)
Stock-based compensation expense	3,265	2,585
Deferred income taxes	(3,749)	(6,355)
Amortization of debt discounts and issuance costs	375	1,701
Loss on extinguishment of debt	—	16,998
Gain on sale and disposal of fixed assets	(481)	(594)
Changes in operating assets and liabilities (Note T)	(43,173)	(9,426)
Net cash used in operating activities	(32,800)	(8,473)
Cash flows used in investing activities
Purchase of property, plant and equipment	(6,897)	(4,388)
Purchase of therapeutic program equipment leased to third parties under operating leases	(1,429)	(2,034)
Acquisitions, net of cash acquired	(27,679)	—
Purchase of company-owned life insurance investment	—	(598)
Proceeds from sale of property, plant and equipment	980	840
Net cash used in investing activities	(35,025)	(6,180)
Cash flows (used in) provided by financing activities
Borrowings under term loan, net of discount	—	501,467
Repayment of term loan	(1,263)	(431,875)
Borrowings under revolving credit agreement	—	3,000
Repayments under revolving credit agreement	—	(8,000)
Payment of employee taxes on stock-based compensation	(3,626)	(2,150)
Payment on seller notes	(1,773)	(1,749)
Payment of financing lease obligations	(116)	(364)
Payment of debt issuance costs	—	(6,757)
Payment of debt extinguishment costs	—	(8,436)
Net cash (used in) provided by financing activities	(6,778)	45,136
(Decrease) increase in cash, cash equivalents and restricted cash	(74,603)	30,483
Cash, cash equivalents, and restricted cash, at beginning of period	95,114	4,779
Cash, cash equivalents, and restricted cash, at end of period	$20,511	$35,262

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, at beginning of period	$95,114	$1,508
Restricted cash, at beginning of period	—	3,271
Cash, cash equivalents, and restricted cash, at beginning of period	$95,114	$4,779

Cash and cash equivalents, at end of period	$20,511	$32,913
Restricted cash, at end of period	—	2,349
Cash, cash equivalents, and restricted cash, at end of period	$20,511	$35,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Hanger, Inc. (“we,” “our,” or “us”) is a leading national provider of products and services that assist in enhancing or restoring the physical capabilities of patients with disabilities or injuries.  We provide orthotic and prosthetic (“O&P”) services, distribute O&P devices and components, and provide therapeutic solutions to patients and businesses in acute, post-acute, and clinic settings.  We operate through two segments: Patient Care and Products & Services.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as previously filed with the Securities and Exchange Commission (“SEC”).

In our opinion, the information contained herein reflects all adjustments necessary for a fair statement of our results of operations, financial position, and cash flows.  All such adjustments are of a normal, recurring nature.  The results of operations for the interim periods are not necessarily indicative of those to be expected for the full year.

A detailed description of our significant accounting policies and management judgments is contained in our 2018 Form 10-K.

Recent Accounting Pronouncements Adopted

Leases

We lease a majority of our patient care clinics and warehouses under lease arrangements, certain of which contain renewal options, rent escalation clauses, and/or landlord incentives.  Rent expense for noncancellable leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the lease commencement date.  We exclude leases with a term of one year or less from our balance sheet, and do not separate non-lease components from our real estate leases.  Our leases may include variable payments for maintenance, which are expensed as incurred.

In addition, we are the lessor of therapeutic program equipment to patients and businesses in acute, post-acute, and clinic settings.  The therapeutic program equipment and related services revenue are recognized over the applicable term the customer has the right to use the equipment and as the services are provided.  These operating lease agreements are typically for twelve months and have a 30-day cancellation policy.  We do not separate non-lease components, consisting primarily of training, for these leases.

Effect of Adoption of ASC 842

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842), and related clarifying standards, as of January 1, 2019, using the modified retrospective approach.  This approach allows us to apply the standard as of the adoption date and record a cumulative-effect adjustment to the opening balance of Accumulated deficit at January 1, 2019.  The new lease standard requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases, defined as leases with a term of 12 months or less) at the lease commencement date and recognize expenses on the consolidated statement of income on a straight-line basis.

In addition, we elected the package of practical expedients available under the transition provisions of the new lease standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) carrying forward lease classification under legacy guidance, and (iii) not revaluing initial direct costs for existing leases.  By electing the modified retrospective approach on adoption date, prior period results will continue to be presented under legacy guidance based on the accounting standards originally in effect for such period.  We have elected to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term.  We have lease agreements with lease and non-lease components, and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component for real estate and therapeutic program equipment, from both a lessee and lessor perspective.  From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.  The accounting for our finance leases and leases where we are the lessor remained substantially unchanged.

The lease liability was measured as the present value of the unpaid lease payments and the right-of-use asset was derived from the calculation of the lease liability.  As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term.  Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  Our lease term may include options to extend or terminate if the exercise of that option is reasonably certain to occur.  We rent or sublease certain real estate to third parties.  Our sublease portfolio consists mainly of operating leases on small medical office locations.

The most significant impact of the new lease standard will be on the balance sheet, where values have been added for real estate operating leases, which increases both assets and liabilities.  The capital leases associated with equipment were already reflected on our balance sheet and did not add any incremental assets or liabilities under the new lease standard.  The adoption of the new lease standard did not have an impact on our compliance with existing debt covenants because the impact of changes in accounting standards is excluded from debt covenant calculations.  The impact of applying the new lease standard to our results of operations and cash flows is not significant.

Additionally, we have determined that the leases previously identified as build-to-suit leasing arrangements under legacy lease accounting were to be derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842.  Accordingly, these leases have been reassessed as operating leases as of January 1, 2019.  The legacy guidance was based on a risks and rewards model which contained several prescriptive provisions designed to assess lessee ownership during construction.  The ASC 842 model has eliminated these prescriptive rules and replaced them with a model based on control.  Under ASC 842, we did not demonstrate control as the lessee and therefore the leases were derecognized at January 1, 2019.  The resulting cumulative effect recognized at adoption to Accumulated deficit was $1.6 million, net of tax.

Upon adoption of ASC 842, the cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Effects of	January 1, 2019
(in thousands)	As reported	adoption	After adoption
Assets
Other current assets	$18,731	$(3,987)	$14,744
Total current assets	325,900	(3,987)	321,913
Property, plant and equipment, net	89,489	(8,068)	81,421
Other intangible assets, net	15,478	(220)	15,258
Deferred income taxes	65,635	(570)	65,065
Operating lease right-of-use assets	—	103,378	103,378
Other assets	7,766	538	8,304
Total assets	703,010	91,071	794,081
Liabilities
Current liabilities:
Current portion of long-term debt	8,583	(619)	7,964
Accrued expenses and other current liabilities	51,783	(1,352)	50,431
Current portion of operating lease liabilities	—	33,393	33,393
Total current liabilities	171,274	31,422	202,696
Long-term liabilities:
Long-term debt, less current portion	502,090	(12,493)	489,597
Operating lease liabilities	—	83,662	83,662
Other liabilities	51,570	(13,081)	38,489
Total liabilities	724,934	89,510	814,444
Shareholders’ deficit:
Accumulated deficit	(361,023)	1,561	(359,462)
Total shareholders’ deficit	(21,924)	1,561	(20,363)
Total liabilities and shareholders’ deficit	$703,010	$91,071	$794,081

Recent Accounting Pronouncements, Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This new standard is effective for us beginning December 15, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

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

NOTE B — EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were zero as of March 31, 2019 and 208,510 as of March 31, 2018.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to Hanger, Inc., or any of its subsidiaries.

The reconciliation of the numerators and denominators used to calculate basic and diluted net loss per share are as follows:

	For the Three Months Ended March 31,
(in thousands except per share data)	2019	2018
Net loss	$(6,951)	$(22,618)

Weighted average shares outstanding - basic	37,001,977	36,498,482
Effect of potentially dilutive restricted stock units and options (1)	—	—
Weighted average shares outstanding - diluted	37,001,977	36,498,482

Basic and diluted loss per share	$(0.19)	$(0.62)

(1) In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options.  For the three months ended March 31, 2019, shares excluded were 889,093.  For the three months ended March 31, 2018, shares excluded were 537,497.

NOTE C — REVENUE RECOGNITION

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Patient Care Segment
Medicare	$57,776	$57,531
Medicaid	30,147	29,711
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	70,218	70,582
Veterans Administration	18,322	16,731
Private Pay	14,138	13,952
Total	$190,601	$188,507

The impact to revenue related to prior period performance obligations was not material for the three months ended March 31, 2019.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$33,195	$31,351
Therapeutic solutions	12,623	14,137
Total	$45,818	$45,488

NOTE D — ACCOUNTS RECEIVABLE, NET

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

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of March 31, 2019 and December 31, 2018 is comprised of the following:

	As of March 31, 2019			As of December 31, 2018
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$176,705	$24,981	$201,686	$182,338	$24,542	$206,880
Allowances for estimated implicit price concessions arising from:
Payor disallowances	(55,385)	—	(55,385)	(53,378)	—	(53,378)
Patient non-payments	(7,245)	—	(7,245)	(7,244)	—	(7,244)
Accounts receivable, gross	114,075	24,981	139,056	121,716	24,542	146,258
Allowance for doubtful accounts	—	(2,165)	(2,165)	—	(2,272)	(2,272)
Accounts receivable, net	$114,075	$22,816	$136,891	$121,716	$22,270	$143,986

NOTE E — INVENTORIES

Our inventories are comprised of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Raw materials	$20,401	$19,632
Work in process	12,711	9,278
Finished goods	36,924	38,780
Total inventories	$70,036	$67,690

NOTE F — PROPERTY PLANT AND EQUIPMENT, NET

Property, plant, and equipment, net were comprised of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Land	$634	$644
Buildings (1)	3,979	24,558
Furniture and fixtures	13,273	13,121
Machinery and equipment	26,568	27,452
Equipment leased to third parties under operating leases	29,402	30,093
Leasehold improvements	125,280	111,247
Computers and software	69,579	69,173
Total property, plant, and equipment, gross	268,715	276,288
Less: accumulated depreciation	(186,764)	(186,799)
Total property, plant, and equipment, net	$81,951	$89,489

(1) As discussed in Note A - “Organization and Summary of Significant Accounting Policies”, the new lease standard resulted in the removal of assets associated with build-to-suit leases.

Total depreciation expense was approximately $7.5 million and $7.4 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE G — ACQUISTIONS

2019 Acquisition Activity

On January 28, 2019, we acquired all of the outstanding equity interests of an O&P business for a total aggregate purchase price of $32.5 million, of which $27.7 million was cash consideration, net of cash acquired, $4.5 million was issued in the form of notes to the shareholders at fair value, and $0.3 million of estimated additional consideration expected to be paid in the second quarter of 2019.  The notes to shareholders are unsecured and payable in quarterly installments over a period of three years.  The primary reason for the acquisition was to expand our continuum of patient care through the acquisition of high quality O&P providers in new geographic markets.

We accounted for this transaction under the acquisition method of accounting and have reported the results of operations of the acquisition as of the date of the acquisition.  The estimated fair values of intangible assets was based on an income approach utilizing primarily discounted cash flow techniques for non-compete agreements and an income approach utilizing the excess earnings method for customer relationships.  The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions.  Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement cost for acquired property, plant and equipment.  For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity.  The excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired was recorded as goodwill.  The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce.  We expect that substantially all of the Goodwill, which has been assigned to our Patient Care reporting unit, will be deductible for federal income tax purposes.

Acquisition-related costs of $0.2 million for the three months ended March 31, 2019 related to the acquisition are included in General and administrative expenses in our consolidated statement of operations.

We have not presented pro forma combined results for this acquisition because the impact on previously reported statements of operations would not have been material.

Purchase Price Allocation

The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities acquired in the acquisition.  The final purchase price allocation will be determined when we have completed and fully reviewed the detailed valuation and could differ materially from the preliminary allocation.  The final allocation may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

The aggregate purchase price of this acquisition was allocated on a preliminary basis as follows:

For the Three Months Ended
(in thousands)	March 31, 2019
Cash paid, net of cash acquired	$27,679
Issuance of seller notes	4,451
Additional consideration (1)	345
Aggregate purchase price	32,475

Accounts receivable, net	3,318
Inventories	1,466
Customer relationships (Useful life of 3.0 years)	1,963
Non-compete agreements (Weighted average useful life of 4.9 years)	349
Other assets	329
Accounts payable	(1,191)
Accrued expenses and other liabilities	(1,649)
Net assets acquired	4,585
Goodwill	$27,890

(1)  Represents additional consideration payable to the seller in the second quarter of 2019, subject to agreement of certain tax elections with the seller.

2018 Acquisition Activity

In the fourth quarter of 2018, we acquired two O&P businesses for an aggregate purchase price of $3.1 million, net of cash acquired.  These acquisitions were accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction.

The aggregate purchase price for these acquisitions was allocated as follows:

(in thousands)	For The Year Ended December 31, 2018
Cash paid, net of cash acquired	$1,978
Issuance of seller notes	1,120
Aggregate purchase price	3,098

Accounts receivable, net	256
Inventories	302
Customer relationships (Weighted average useful life of 4.0 years)	260
Non-compete agreements (Weighted average useful life of 4.6 years)	214
Other assets	90
Accounts payable	(59)
Accrued expenses and other liabilities	(364)
Net assets acquired	699
Goodwill	$2,399

NOTE H — GOODWILL AND OTHER INTANGIBLE ASSETS

We assess goodwill and indefinite-lived intangible assets for impairment annually on October 1st, and between annual tests if an event occurs, or circumstances change, that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes the activity in goodwill for the periods indicated:

	For the Three Months Ended March 31, 2019
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2018	$627,410	$(428,668)	198,742	$139,299	$(139,299)	—	$766,709	$(567,967)	198,742
Additions from acquisitions	27,890	—	27,890	—	—	—	27,890	—	27,890
As of March 31, 2019	$655,300	$(428,668)	$226,632	$139,299	$(139,299)	$—	$794,599	$(567,967)	$226,632

	For the Year Ended December 31, 2018
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2017	$625,011	$(428,668)	$196,343	$139,299	$(139,299)	$—	$764,310	$(567,967)	$196,343
Additions from acquisitions	2,399	—	2,399	—	—	—	2,399	—	2,399
As of December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742

The balances related to intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

	As of March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$27,420	$(19,443)	$—	$7,977
Trade name	255	(132)	—	123
Patents and other intangibles	9,238	(5,040)	—	4,198
Definite-lived intangible assets	36,913	(24,615)	—	12,298
Indefinite-lived trade names	9,070	—	(4,953)	4,117
Total other intangible assets	$45,983	$(24,615)	$(4,953)	$16,415

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$26,036	$(19,051)	$—	$6,985
Trade name	255	(125)	—	130
Patents and other intangibles	9,391	(5,145)	—	4,246
Definite-lived intangible assets	35,682	(24,321)	—	11,361
Indefinite-lived trade names	9,070	—	(4,953)	4,117
Total other intangible assets	$44,752	$(24,321)	$(4,953)	$15,478

Total intangible amortization expense was approximately $1.2 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31st and thereafter is as follows:

(in thousands)
2019 (remainder of the year)	$3,652
2020	4,601
2021	1,118
2022	964
2023	855
Thereafter	1,108
Total	$12,298

NOTE I — OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Non-trade receivables	$8,561	$7,848
Prepaid rent	657	4,442
Prepaid maintenance	3,554	3,330
Prepaid insurance	1,723	258
Prepaid other	994	1,101
Prepaid purchase orders	934	998
Prepaid education and training	518	597
Prepaid benefits	117	157
Total other current assets	$17,058	$18,731

Other assets consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Cash surrender value of company owned life insurance	$3,045	$2,918
Non-trade receivables	1,822	1,904
Deposits	1,753	1,698
Surety bond collateral	1,000	1,000
Finance lease right-of-use assets	541	—
Other	231	246
Total other assets	$8,392	$7,766

NOTE J — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Patient prepayments, deposits and refunds payable	$24,187	$24,563
Insurance and self-insurance accruals	8,610	8,886
Accrued sales taxes and other taxes	7,283	6,810
Accrued professional fees	3,685	3,751
Education expenses	2,315	—
Derivative liability	1,205	724
Accrued interest payable	487	332
Other current liabilities	5,539	6,717
Total accrued expenses and other current liabilities	$53,311	$51,783

Other liabilities consist of:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Supplemental executive retirement plan obligations	$18,661	$20,195
Long-term insurance accruals	8,437	8,713
Derivative liability	6,515	3,134
Unrecognized tax benefits, and related interest and penalties	5,523	5,458
Asset retirement obligations	1,113	980
Deferred tenant improvement allowances	—	8,570
Deferred rent	—	4,455
Other	10	65
Total other liabilities	$40,259	$51,570

NOTE K — INCOME TAXES

We recorded a benefit from income tax of $3.7 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively.  The effective tax rate was 35.0% and 21.5% for the three months ended March 31, 2019 and 2018, respectively.

The increase in the effective tax rate for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is primarily attributable to the change from the discrete method in the three months ended March 31, 2018 to the annual effective tax rate for the three months ended March 31, 2019, an increased estimated annual income, and the windfall from stock-based compensation recorded as a discrete item during the period.  Our effective tax rate for the three months ended March 31, 2019 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the windfall from stock-based compensation recorded as a discrete item during the period.  Our effective tax rate for the three months ended March 31, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the shortfall from stock-based compensation recorded as a discrete item during the period.

NOTE L — LEASES

The information pertaining to leases on the condensed consolidated balance sheet is as follows:

		As of March 31,
(in thousands)	Classification	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$103,676
Finance lease right-of-use assets	Other assets	541
Total lease assets		$104,217
Liabilities
Current
Operating	Current portion of operating lease liabilities	$33,675
Finance	Current portion of long-term debt	246
Noncurrent
Operating	Operating lease liabilities	83,693
Finance	Long-term debt, less current portion	321
Total lease liabilities		$117,935

The components of lease cost recognized in the condensed consolidated statement of operations are as follows:

(in thousands)	For the Three Months Ended March 31, 2019
Operating lease cost	$10,836
Finance lease cost
Amortization of right-of-use assets	75
Interest on lease liabilities	6
Sublease income	(33)
Short-term lease cost	368
Variable lease cost	1,217
Total lease cost	$12,469

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at March 31, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases	Total Leases
2019 (remainder of year)	$206	$29,609	$29,815
2020	208	35,411	35,619
2021	136	26,294	26,430
2022	50	18,741	18,791
2023	2	12,019	12,021
2024	—	5,826	5,826
Thereafter	—	4,593	4,593
Total future minimum lease payments	602	132,493	133,095
Imputed interest	(35)	(15,125)	(15,160)
Total	$567	$117,368	$117,935

The lease term and discount rates are as follows:

For the Three Months Ended March 31, 2019
Weighted average remaining lease term (years)
Operating leases	3.98
Finance leases	2.60
Weighted average discount rate
Operating leases	5.73%
Finance leases	4.20%

Supplemental cash flow information related to leases is as follows:

(in thousands)	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,787
Operating cash flows from finance leases	6
Financing cash flows from finance leases	80
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,394
Finance leases	76

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at December 31, 2018 are as follows:

(in thousands)	Operating Leases	Capital Leases
2019	$39,378	$249
2020	29,641	175
2021	21,303	109
2022	14,479	28
2023	9,193	—
Thereafter	10,008	—
	$124,002	$561

NOTE M — DEBT AND OTHER OBLIGATIONS

Debt consists of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Debt:
Term Loan B	$499,950	$501,213
Seller notes	7,402	4,506
Financing leases and other	1,212	14,361
Total debt before unamortized discount and debt issuance costs	508,564	520,080
Unamortized discount and debt issuance costs, net	(9,264)	(9,407)
Total debt	$499,300	$510,673

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller notes	3,288	2,513
Financing leases and other	339	1,020
Total current portion of long-term debt	8,677	8,583
Long-term debt:	$490,623	$502,090

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of March 31, 2019.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended March 31, 2019, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 6.0%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note O - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: i) requirements that we maintain certain financial ratios at prescribed levels, ii) a prohibition on payment of dividends and other distributions and iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarter ended March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.  We were in compliance with all covenants at March 31, 2019.

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

Seller Notes

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions.  The Seller Notes are unsecured and are presented net of unamortized discount of $0.3 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively.  We measure these instruments at their estimated fair values as of the respective acquisition dates.  The stated interest rates on these instruments range from 2.00% to 3.00%.  Principal and interest are payable in monthly, quarterly, or annual installments and mature through November 2023.

Scheduled maturities of debt at March 31, 2019 were as follows:

(in thousands)
2019 (remainder of year)	$5,974
2020	8,220
2021	7,193
2022	5,849
2023	5,329
Thereafter	475,999
Total debt before unamortized discount and debt issuance costs, net	508,564
Unamortized discount and debt issuance costs, net	(9,264)
Total debt	$499,300

NOTE N — FAIR VALUE MEASUREMENTS

Financial Instruments

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value (excluding unamortized discounts and debt issuance costs of $9.3 million) of our outstanding term loan as of March 31, 2019 was $500.0 million compared to its fair value of $498.7 million.  The carrying value of our outstanding term loan as of December 31, 2018 (excluding unamortized discounts and debt issuance costs of $9.4 million) was $501.2 million compared to its fair value of $491.2 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of March 31, 2019 and December 31, 2018, we had no amounts outstanding on our revolving credit facility.

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  The notional value outstanding as of March 31, 2019 was $312.5 million.  The interest rate swap agreements are designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note M - “Debt” and Note O - “Derivative Financial Instruments” for further information.

The carrying value of our Seller Notes as of March 31, 2019 and December 31, 2018 was $7.4 million and $4.5 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

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

As of March 31, 2019, our swaps had a notional value outstanding of $312.5 million.  As of December 31, 2018, our swaps had a notional value outstanding of $325.0 million.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2019 and March 31, 2018:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2018	$2,936
Unrealized loss recognized in other comprehensive loss, net of tax	3,151
Reclassification to interest expense, net	(215)
Balance as of March 31, 2019	$5,872

Balance as of December 31, 2017	$—
Unrealized loss recognized in other comprehensive loss, net of tax	2,538
Reclassification to interest expense, net	(248)
Balance as of March 31, 2018	$2,290

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$1,205	$—	$724
Other liabilities	—	6,515	—	3,134

NOTE P — STOCK-BASED COMPENSATION

The Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), as amended by our Board of Directors (the “Board”) in May 2018 authorizes the issuance of up to 2,625,000 shares of Common Stock, plus (i) the number of shares available for issuance under our prior equity incentive plan, the Hanger, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), that had not been made subject to outstanding awards as of the effective date of the 2016 Plan and (ii) any shares that would have become available again for new grants under the terms of the 2010 Plan if such plan were still in effect.

We recognized a total of approximately $3.3 million and $2.6 million, respectively, of stock-based compensation expense for the three months ended March 31, 2019 and 2018.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

NOTE Q — SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The DB SERP’s change in net benefit cost and obligation during the three months ended March 31, 2019 and 2018 is as follows:

Change in Benefit Obligation:

(in thousands)	2019	2018
Benefit obligation as of December 31, 2018 and 2017, respectively	$18,927	$20,793
Service cost	84	92
Interest cost	165	150
Payments	(1,877)	(1,877)
Benefit Obligation as of March 31	$17,299	$19,158

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Accrued expenses and other current liabilities	$1,913	$1,913
Other liabilities	15,386	17,014
Total accrued liabilities	$17,299	$18,927

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

As of March 31, 2019 and December 31, 2018, the estimated accumulated obligation benefit is $3.1 million and $3.0 million, respectively, of which $3.0 million and $2.4 million is funded and $0.1 million and $0.6 million is unfunded at March 31, 2019 and December 31, 2018, respectively.

In connection with the DC SERP benefit obligation, we maintain a company owned life insurance policy (“COLI”).  The carrying value of the COLI is measured at its cash surrender value and is presented within “Other assets” in our consolidated balance sheets.  See Note I - “Other Current Assets and Other Assets” for additional information.

NOTE R — COMMITMENTS AND CONTINGENCIES

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On April 10, 2019 the Court of Appeals granted the petition for panel rehearing, withdrew its previous panel decision, and substituted a new panel decision in its place that affirmed the District Court’s dismissal with prejudice of all claims against all the defendants for failure to state a claim.  Plaintiffs did not petition the Court of Appeals for a panel rehearing or a rehearing en banc.  Should plaintiffs decide to continue the litigation, their sole remaining option is to petition the United States Supreme Court to review the new Fifth Circuit panel decision issued on April 10, 2019.  The deadline for such petition is July 9, 2019.

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

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 6, 2016, the Board of Directors appointed a Special Litigation Committee of the Board (the “Special Committee”).  The Board delegated to the Special Committee the authority to (1) determine whether it is in our best interests to pursue any of the allegations made in the derivative cases filed in Texas state court (which cases were consolidated into the Judy case discussed above), (2) determine whether it is in our best interests to pursue any remedies against any of our current or former employees, officers or directors as a result of the conduct discovered in the Audit Committee investigation concluded on June 6, 2016 (the “Investigation”), and (3) otherwise resolve claims or matters relating to the findings of the Investigation.  The Special Committee retained independent legal counsel to assist and advise it in carrying out its duties and reviewed and considered the evidence and various factors relating to our best interests.  In accordance with its findings and conclusions, the Special Committee determined that it is not in our best interest to pursue any of the claims in the Judy derivative case.  Also in accordance with its findings and conclusions, the Special Committee determined that it is not in our best interests to pursue legal remedies against any of our current or former employees, officers, or directors.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the full report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County Court recommending that the Court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  The Travis County Court scheduled a hearing for May 15, 2019 regarding our objection.  Upon completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

Management intends to continue to vigorously defend against the shareholder derivative action.  At this time, if the derivative action were to go to trial, we cannot predict how the Travis County Court would rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

Other Matters

From time to time we are subject to legal proceedings and claims which arise in the ordinary course of our business, and are also subject to additional payments under business purchase agreements.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on our consolidated financial position, liquidity or results of our operations.

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

Patient Care - This segment consists of our owned and operated patient care clinics.  The patient care clinics provide services to design and fit O&P devices to patients.  These clinics also instruct patients in the use, care and maintenance of the devices.  The principal reimbursement sources for our services are:

•                  Commercial private payors and other, which consist of individuals, rehabilitation providers, commercial insurance companies, health management organizations (“HMOs”), preferred provider organizations (“PPOs”), hospitals, vocational rehabilitation, workers’ compensation programs, and similar sources;

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

Corporate & Other - This consists of corporate overhead and includes unallocated expenses such as personnel costs, professional fees, and corporate offices expenses.

The accounting policies of the segments are the same as those described in Note A - “Organization and Summary of Significant Accounting Policies” in our 2018 Form 10-K.

Intersegment revenue primarily relates to sales of O&P components from the Products & Services segment to the Patient Care segment.  The sales are priced at the cost of the related materials plus overhead.

Summarized financial information concerning our reporting segments is shown in the following tables.  Total assets for each of the segments has not materially changed from December 31, 2018.

	Patient Care		Products & Services
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Net revenues
Third party	$190,601	$188,507	$45,818	$45,488
Intersegments	—	—	44,879	42,522
Total net revenue	190,601	188,507	90,697	88,010
Material costs
Third party suppliers	53,355	52,175	25,022	24,181
Intersegments	5,795	5,724	39,084	36,798
Total material costs	59,150	57,899	64,106	60,979
Personnel expenses	73,709	73,613	13,002	12,495
Other expenses	37,433	35,004	6,948	6,155
Depreciation & amortization	4,552	4,898	2,543	2,502
Segment income from operations	$15,757	$17,093	$4,098	$5,879

A reconciliation of the total of the reportable segments’ income (loss) from operations to consolidated loss from operations is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
(Loss) income from operations:
Patient Care	$15,757	$17,093
Products & Services	4,098	5,879
Corporate & other	(21,834)	(22,349)
(Loss) income from operations	(1,979)	623
Interest expense, net	8,538	12,263
Loss on extinguishment of debt	—	16,998
Non-service defined benefit plan expense	173	176
Loss before income taxes	(10,690)	(28,814)
Benefit for income taxes	(3,739)	(6,196)
Net loss	$(6,951)	$(22,618)

A reconciliation of the reportable segment net revenue to consolidated net revenue is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net revenues
Patient Care	$190,601	$188,507
Products & Services	90,697	88,010
Corporate & other	—	—
Consolidating adjustments	(44,879)	(42,522)
Consolidated net revenue	$236,419	$233,995

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Material costs
Patient Care	$59,150	$57,899
Products & Services	64,106	60,979
Corporate & other	—	—
Consolidating adjustments	(44,879)	(42,522)
Consolidated material costs	$78,377	$76,356

NOTE T — SUPPLEMENTAL CASH FLOW INFORMATION

Changes in operating assets and liabilities on cash flows from operating activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Accounts receivable, net	$10,395	$19,425
Inventories	(880)	1,085
Other current assets and other assets	(1,433)	650
Income taxes	(355)	12,255
Accounts payable	(6,511)	552
Accrued expenses and other current liabilities	492	(5,067)
Accrued compensation related costs	(32,970)	(35,789)
Other liabilities	(1,829)	(2,537)
Operating lease liabilities	(10,082)	—
Changes in operating assets and liabilities on cash flows from operating activities	$(43,173)	$(9,426)

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Issuance of seller notes in connection with acquisitions	$4,451	$—
Additions to property, plant and equipment acquired through financing obligations	—	1,208
Retirements of financed property, plant and equipment and related obligations	—	2,246
Purchase of property, plant and equipment in accounts payable at period end	4,443	545

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

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included in our Quarterly Report on Form 10-Q will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.  Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A. “Risk Factors” contained in our 2018 Form 10-K or by other unknown risks and uncertainties.

Effect of Delay in Financial Filings

As discussed in our 2018 Form 10-K, due to prior restatements and related issues, we were delayed in the preparation and filing of our financial statements in recent years.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated professional fees associated with these efforts are as follows:

(in thousands)			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods
March 31, 2018	$3,700	$(7,755)	$6,230
June 30, 2018	2,940	(5,938)	3,232
September 30, 2018	2,230	(2,297)	3,165
December 31, 2018	3,591	(3,561)	3,195
March 31, 2019	1,649	(2,621)	2,223

We currently estimate that during 2019, we will expend a total of $6.3 million in excess professional fees.  We expect to continue to incur professional fees as we focus on the remediation of our continuing material weaknesses in internal controls over financial reporting.  Due to the ongoing material weaknesses in our controls over financial reporting, we currently undertake additional substantive procedures to test and verify financial statement amounts in connection with the preparation of our financial statements.

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 697 patient care clinics and 104 satellite locations in 45 states and the District of Columbia as of March 31, 2019.  We also provide payor network contracting services to other O&P providers through this segment.

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

For the three months ended March 31, 2019, our net revenues were $236.4 million and we recorded net loss of $7.0 million.  For the three months ended March 31, 2018, our net revenues were $234.0 million and we recorded net loss of $22.6 million.

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

Business Description

Patient Care

Our Patient Care segment employs approximately 1,500 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians.  To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist its clinicians in the performance of their duties.  Through this segment, we additionally provide network contracting services to independent providers of O&P.

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

The principal reimbursement sources for our services are:

•                  Commercial private payors and other non-governmental organizations, which consist of individuals, rehabilitation providers, commercial insurance companies, HMOs, PPOs, hospitals, vocational rehabilitation centers, workers’ compensation programs, third party administrators, and similar sources;

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

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the U.S. Department of Veterans Affairs.  Patient Care constituted 80.6% of our net revenue for the three months ended March 31, 2019 and 2018.  Our remaining net revenue was provided by our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities, and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

The following is a summary of our net revenue by payor mix for the Patient Care segment expressed as a percentage of net revenues for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Patient Care Segment
Medicare	30.3%	30.5%
Medicaid	15.8%	15.8%
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	36.8%	37.4%
Veterans Administration	9.6%	8.9%
Private Pay	7.5%	7.4%
Total	100.0%	100.0%

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

To receive reimbursement for our work, we must ensure that our clinical, administrative, and billing personnel receive and verify certain medical and health plan information, record detailed documentation regarding the services we provide, and accurately and timely perform a number of claims submission and related administrative tasks.  It is our belief the increased nationwide efforts to reduce health care costs has driven changes in industry trends with increases in payor pre-authorization processes, documentation requirements, pre-payment reviews and pre- and post-payment audits,

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims.  Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory (or “activity”) level of a patient.  Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, that we filed or appealed the payor’s determination timely, on the basis of our coding, failure by certain classes of patients to pay their portion of a claim and for various other reasons.  If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.

Commencing in late 2014 and continuing through today, we have taken a number of actions to manage disallowed revenue trends.  These initiatives included: (i) the retention of consultants and creation of a central revenue cycle management function; (ii) addressing the issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.

Disallowed revenue is considered an adjustment to the transaction price.  Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenue.  These amounts recorded in net revenue within the Patient Care segment for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net revenue	$190,601	$188,507
Estimated implicit price concessions arising from:
Payor disallowances	8,474	8,262
Patient non-payments	1,368	869
Adjusted gross revenue	$200,443	$197,638

Payor disallowances	$8,474	$8,262
Patient non-payments	1,368	869
Payor disallowances and patient non-payments	$9,842	$9,131

Payor disallowances %	4.2%	4.2%
Patient non-payments %	0.7%	0.4%
Percent of adjusted gross revenue	4.9%	4.6%

Growth Rates and Earnings Effects

Patient Care

During the three month period ending March 31, 2019, approximately 51% of our net revenue was derived from the provision of prosthetic devices to our patients.  These devices have a significantly higher relative reimbursement as compared with the orthotic devices and other related prosthetic supplies that we provide patients.  The volume of prosthetic patients we see from one period to the next varies greatly, and this has a significant effect on our relative rate of net revenue growth we experience.  Additionally, with the exception of materials costs and certain incentive compensation amounts, our staffing levels, operating costs, lease costs, depreciation and amortization expenses, and interest costs, are essentially fixed in nature.  As a result, increases or decreases in our revenue from one period to the next can have a significant effect on our comparative reporting earnings for those periods.

Products & Services

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in 2017, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties which resulted in our discontinuing distribution services to them.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care services and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.

Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations.  Since 2016, a number of our clients, including several of our larger SNF clients, began to discontinue their use of our therapeutic services.  We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities.  As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations.  In 2019, we anticipate a further decline of approximately $5.0 million to $7.0 million in revenue from these services associated with customer discontinuances.  Within this portion of our business, we have responded to these trends through increases in our marketing programs which convey the value we believe our services have to patients at SNFs and other adjacent health services provider markets.

Acquisitions

In the first three months of 2019, we completed the acquisition of one business with 25 O&P clinics similar to those we operate through our Patient Care segment for an aggregate purchase price of $32.5 million.  The purchase price consists of $27.7 million cash consideration, net of cash acquired, $4.5 million of unsecured notes issued to the sellers at fair value and $0.3 million of estimated additional consideration expected to be paid in the second quarter of 2019.  In the last three months of 2018, we completed the acquisition of two O&P businesses for a combined purchase price of $3.1 million, of which $2.0 million was net cash consideration and $1.1 million was issued in an unsecured note to the seller.  We do not believe these acquisitions undertaken in the first three months of 2019 and the last three months of 2018 have a material impact on our consolidated financial statements or our results from operations.  We made no acquisitions in the first nine months of 2018.

New System Implementations

In recent years we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics.  In the first quarter of 2019, we completed this multi-year implementation.  For the three month period ended March 31, 2019, we expensed $0.8 million in training, travel and related implementation costs.  For the years ended December 31, 2018 and 2017, we expensed $4.4 million and $4.3 million, respectively, for these implementation expenses.  In future periods we intend to convert acquired clinics to this system in the ordinary course of our business.

During 2019, we intend to commence the design, implementation planning and initial implementation of new financial and supply chain systems, and to invest in new servers and software that operate as a part of our technology infrastructure.  During 2019, we currently anticipate that we will spend $3.5 million in operating expenses associated with the new financial and supply chain systems and that we will incur $6.0 million in incremental capital expenditures associated with our investments in technology infrastructure.  In 2020 and 2021, we currently expect to continue to incur operating expense for the financial and supply chain projects similar in amount to our 2019 expenses levels in connection with this implementation.

Seasonality

We believe our business is affected by the degree to which patients have otherwise met the deductibles for which they are responsible in their medical plans during the course of the year.  The first quarter is normally our lowest relative net revenue and earnings quarter, followed by the second and third quarters, which are somewhat higher and consistent with one another, and, due to the general fulfillment by patients of their health plan co-payments and deductible requirements towards the year’s end, our fourth quarter is normally our highest revenue producing quarter.

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This one-week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarter of 2019 and 2018, we spent approximately $2.3 million and $2.3 million, respectively, on travel and other costs associated with this one-week event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in and around the timing of this event, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

Our first quarter cash flows from operations are also adversely affected as compared with other quarters due to the payment of our annual incentive compensation and 401(k) match during that period.

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

•                  Accounts receivable, net

•                  Inventories

•                  Business combinations

•                  Goodwill and other intangible assets, net

•                  Income taxes

The use of different estimates, assumptions, or judgments could have a material effect on reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.  These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note A - “Organization and Summary of Significant Accounting Policies” contained within these condensed consolidated financial statements.

Results of Operations

Our results of operations for the three months ended March 31, 2019 and 2018 were as follows (unaudited):

	For the Three Months Ended March 31,		Percent Change (1)
(dollars in thousands)	2019	2018	2019 vs 2018
Net revenues	$236,419	$233,995	1.0%
Material costs	78,377	76,356	2.6%
Personnel costs	86,711	86,108	0.7%
Other operating costs	33,555	31,096	7.9%
General and administrative expenses	28,282	25,636	10.3%
Professional accounting and legal fees	2,700	4,846	(44.3)%
Depreciation and amortization	8,773	9,330	(6.0)%
Operating expenses	238,398	233,372	2.2%
(Loss) income from operations	(1,979)	623	NM
Interest expense, net	8,538	12,263	(30.4)%
Loss on extinguishment of debt	—	16,998	(100.0)%
Non-service defined benefit plan expense	173	176	(1.7)%
Loss before income taxes	(10,690)	(28,814)	62.9%
Benefit for income taxes	(3,739)	(6,196)	39.7%
Net loss	$(6,951)	$(22,618)	69.3%

(1) NM - Not Meaningful

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Three Months Ended March 31,
	2019	2018
Material costs	33.2%	32.6%
Personnel costs	36.7%	36.8%
Other operating costs	14.1%	13.2%
General and administrative expenses	12.0%	11.0%
Professional accounting and legal fees	1.1%	2.1%
Depreciation and amortization	3.7%	4.0%
Operating expenses	100.8%	99.7%

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net revenue.  Net revenue for the three months ended March 31, 2019 was $236.4 million, an increase of $2.4 million, or 1.0%, from $234.0 million for the three months ended March 31, 2018.  Net revenue by operating segment, after elimination of intersegment activity, was as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$190,601	$188,507	$2,094	1.1%
Products & Services	45,818	45,488	330	0.7%
Net revenue	$236,419	$233,995	$2,424	1.0%

Patient Care net revenue for the three months ended March 31, 2019 was $190.6 million, an increase of $2.1 million, or 1.1%, from $188.5 million for the same period in the prior year.  Net revenue from clinics acquired after March 31, 2018 was $4.8 million offset by $0.2 million of lower net revenue associated with clinic closures.  Patient care revenue from ecommerce increased $0.6 million.  Same clinic revenue decreased $3.1 million for the three months ended March 31, 2019 compared to the same period in the prior year, reflecting a decrease in same clinic revenue of 0.1% on a per day basis.

Prosthetics constituted approximately 51% of our total Patient Care revenue for the three months ended March 31, 2019 and 52% for the same period in 2018 excluding the impact of acquisitions.  Prosthetic revenue for the three months ended March 31, 2019 was 0.7% lower, on a per day basis, than the same period in the prior year excluding the impact of acquisitions.  We believe this decrease in prosthetic revenues was primarily due to timing of deliveries.  Orthotics, shoes, inserts, and other products increased by 0.9% on a per day basis for the same comparative periods excluding the impact of acquisitions.

Products & Services net revenue for the three months ended March 31, 2019 was $45.8 million, an increase of $0.3 million, or 0.7% from $45.5 million for the same period in the prior year.  This increase was comprised of $1.8 million from the distribution of O&P componentry to independent providers offset by a $1.5 million decrease in net revenue from therapeutic solutions, as a result of continued net client cancellations.  We anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends.

Material costs.  Material costs for the three months ended March 31, 2019 were $78.4 million, an increase of $2.0 million or 2.6%, from $76.4 million for the same period in the prior year.  Total material costs as a percentage of net revenue increased to 33.2% in the three months ended March 31, 2019 from 32.6% in the three months ended March 31, 2018 primarily due to changes in our Product & Services segment business mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$59,150	$57,899	$1,251	2.2%
Products & Services	19,227	18,457	770	4.2%
Material costs	$78,377	$76,356	$2,021	2.6%

Patient Care material costs increased $1.3 million, or 2.2%, for the three months ended March 31, 2019 compared to the same period in the prior year as a result of acquisitions.  Patient Care material costs as a percent of net revenue increased to 31.0% in the three months ended March 31, 2019 from 30.7% in the three months ended March 31, 2018, primarily due to increases in sales of higher-cost prosthetic devices when compared to orthotics.

Products & Services material costs increased $0.8 million, or 4.2%, for the three months ended March 31, 2019 compared to the same period in the prior year.  As a percent of net revenue, material costs were 42.0% in the three months ended March 31, 2019 as compared to 40.6% in the same period 2018.  The increase in material as a percent of net revenue was due to a change in business mix within the segment.  For the three months ended March 31, 2019, distribution services was 72.4% of net revenue with 53.2% material costs as a percent of net revenue.  For the three months ended March 31, 2018, distribution services was 68.9% of net revenue with a 53.3% material costs as a percent of net revenue.  Therapeutic solutions, the other business in the Product & Services segment, had material costs as a percent of net revenue at 12.5% for both three months ended March 31, 2019 and 2018.

Personnel costs.  Personnel costs for the three months ended March 31, 2019 were $86.7 million, an increase of $0.6 million, or 0.7%, from $86.1 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended March 31,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$73,709	$73,613	$96	0.1%
Products & Services	13,002	12,495	507	4.1%
Personnel costs	$86,711	$86,108	$603	0.7%

Personnel costs for the Patient Care segment were $73.7 million for the three months ended March 31, 2019, an increase of $0.1 million, or 0.1%, from $73.6 million compared to the same period in the prior year.  The increase in Patient Care personnel costs during the three months ended March 31, 2019 was primarily related to an increase of $1.4 million in benefits expense relating to higher health claims experience and higher 401(k) match offset by $0.8 million lower salary expense and $0.5 million lower commission expense when compared to the three months ended March 31, 2018.  Within General and Administrative expenses, as discussed below, the Patient Care segment also incurred an additional increase of $0.1 million in benefits expenses, for a total $1.5 million increase within this segment as compared with the prior year period.

Personnel costs in the Products & Services segment were $13.0 million for the three months ended March 31, 2019, an increase of $0.5 million compared to the same period in the prior year.  Benefits expense increased $0.3 million and salary expense increased $0.2 million for the three months ended March 31, 2019 as compared to the same period in the prior year.

Other operating costs. Other operating costs for the three months ended March 31, 2019 were $33.6 million, an increase of $2.5 million, or 7.9%, from $31.1 million for the same period in the prior year.  Other operating expenses increased $1.1 million from higher sales and use tax and additional costs from the acquisition in January 2019.  Rent expense increased an additional $0.6 million from new, renewed, and acquired leases and $0.3 million as a result of the adoption of ASC 842, further described in Note A — “Organization and Summary of Significant Accounting Policies”.  In addition, professional fees increased $0.5 million for the three months ended March 31, 2019 due to investments made in certain revenue cycle management initiatives.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2019 were $28.3 million, an increase of $2.6 million, or 10.3%, from the same period in the prior year.  This increase includes a $0.7 million increase in equity-based compensation and $0.3 million in deferred compensation primarily due to an executive forfeiture in the prior year period.  Increases in general and administrative expenses also include approximately $0.6 million related to new system implementations and acquisitions, $0.5 million in temporary staffing to assist with material weakness remediation, $0.3 million related to increase in franchise and other business taxes, and $0.2 million in benefits related to higher claim costs.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended March 31, 2019 were $2.7 million, a decrease of $2.1 million, or 44.3%, from $4.8 million for the same period in the prior year.  Advisory and other fees decreased $2.1 million primarily due to decreased utilization of professional fees to assist in the remediation of our material weaknesses, to regain our timely filing status and to undertake related activities.

Depreciation and amortization.  Depreciation and amortization for the three months ended March 31, 2019 was $8.8 million, a decrease of $0.6 million, or 6.0%, from $9.3 million for the same period in the prior year.  Amortization expense decreased $0.6 million when compared to the prior period as a result of certain intangible assets becoming fully amortized prior to the first quarter of 2019.

Interest expense, net.  Interest expense for the three months ended March 31, 2019 was $8.5 million, a decrease of $3.7 million, or 30.4%, from $12.3 million for the same period in the prior year.  This decrease was primarily due to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018.

Benefit for income taxes.  The benefit for income taxes for the three months ended March 31, 2019 was $3.7 million, or 35.0% of loss before income taxes, compared to a benefit of $6.2 million, or 21.5% of loss before income taxes for the three months ended March 31, 2018.  The effective tax rate in 2019 consists principally of the 21% federal statutory tax rate and the rate impact from state income taxes and permanent tax differences.  The increase in the effective tax rate for the three months ended March 31, 2019 compared with the same period in the prior year is primarily attributable to the change from the discrete method in the three months ended March 31, 2018 to the annual effective tax rate method in the three months ended March 31, 2019, an increased estimated annual income, a decreased loss before income taxes for the three months ended March 31, 2019 as compared to three months ended March 31, 2018, and the windfall from stock-based compensation recorded as a discrete item during the period.

Financial Condition, Liquidity, and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and cash equivalents and any amounts we have available for borrowing under our revolving credit facility.  We refer to the sum of these two amounts as our “liquidity.”

At March 31, 2019, we had total liquidity of $115.3 million, which reflected a decrease of $73.9 million from the $189.2 million in liquidity we had as of December 31, 2018.  Our liquidity at March 31, 2019 was comprised of cash and cash equivalents of $20.5 million and $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility.  This decrease in liquidity primarily relates to the use of cash of $36.5 million for the payment of annual incentive bonus, tax payments on stock vesting, and the employer 401(k) matching contribution, $27.7 million for an acquisition consummated in January 2019, net of cash acquired, a net reduction of $5.6 million of accounts payable, and the remainder attributable to our operational results and changes in working capital.

As discussed in “Seasonality” above, the first quarter is our lowest revenue-producing quarter and, combined with the annual incentive bonus and 401(k) employer matching contributions discussed above, has historically resulted in a reduction in our liquidity during the first quarter of each year.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds in our revolving credit facility.

Working Capital and Days Sales Outstanding

At March 31, 2019, we had working capital of $77.2 million compared to working capital of $154.6 million at December 31, 2018.  Our working capital decreased $77.4 million in the three months ended March 31, 2019 due to a decrease in current assets of $80.6 million and a decrease in current liabilities of $3.2 million.

The decrease in current assets was primarily attributable to a decrease in cash and cash equivalents of $74.6 million, a decrease in accounts receivable, net of $7.1 million, and the reclassification of prepaid rent of $3.8 million to the Current portion of long-term debt upon adoption of ASC 842, historically recorded in Other current assets. The decrease in cash primarily relates to the uses of cash discussed in the liquidity section above.  Further, as discussed in “Seasonality” above, due to the typical resetting of patient deductibles at year end, the fourth quarter is normally our highest revenue-producing quarter and the first quarter is our lowest, resulting in a decline in accounts receivable in the first quarter of the following year.  The decreases were offset by an increase of $2.3 million in inventory, primarily related to acquisitions, and a $2.1 million increase in other current assets excluding the reclassification of prepaid rent upon adoption of ASC 842 discussed above.

The decrease in current liabilities was primarily attributable to the payment of $36.5 million for the distribution of the annual incentive bonus, tax payments on stock vesting, and the employer 401(k) matching contribution and a decrease in accounts payable of $5.6 million.  The decrease was offset by the adoption of ASC 842 and additional operating lease liabilities assumed in the quarter, resulting in an increase of $33.7 million at March 31, 2019, an increase in Accrued compensation related costs of $3.6 million for current year activity, and $2.3 million in education expenses related to the education fair held in the first quarter of 2019.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of March 31, 2019, our DSO was 52 days, which compares to a DSO of 49 days as of March 31, 2018.  One-time administrative billing changes and the impact of implementing our patient management and electronic health system in certain of our largest operating regions contributed to collection delays during the quarter, which we believe to be temporary.  As of March 31, 2019, the implementation of the new patient management and electronic health record system was complete.

Sources and Uses of Cash for the Three Months Ended March 31, 2019 Compared to March 31, 2018

Net cash flows used in operating activities increased $24.3 million to $32.8 million for the three months ended March 31, 2019 from $8.5 million for the three months ended March 31, 2018.  This was due primarily to the uses of cash and changes in working capital in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 discussed in the Working Capital and Days Sales Outstanding section above.

Cash flows used in investing activities increased $28.8 million to $35.0 million for the three months ended March 31, 2019 from $6.2 million for the three months ended March 31, 2018.  The increase in cash used in investing activities was due to $27.7 million in cash consideration for acquisitions, net of cash acquired, and a $2.5 million increase in purchases of property, plant and equipment.

Cash flows provided by financing activities decreased by $51.9 million to a use of cash of $6.8 million for the three months ended March 31, 2019 from cash provided by financing activities of $45.1 million for the three months ended March 31, 2018.  Cash flows provided by financing activities during the three months ended March 31, 2018 included $49.4 million related to the refinancing of our indebtedness, including payment of $15.2 million in debt issuance and extinguishment costs, whereas in the three months ended March 31, 2019, cash flows used in debt financing activities was $1.3 million.

Effect of Indebtedness

On March 6, 2018 we entered into the Credit Agreement in order to refinance our indebtedness and is disclosed in Note M - “Debt,” in the notes to the condensed consolidated financial statements elsewhere in this report.  Our indebtedness bears reduced rates of interest compared with those under our prior indebtedness, and as such interest expense is lower for the three months ended March 31, 2019 as compared to the same period in the prior year.  Cash paid for interest totaled $7.7 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively.

Scheduled maturities of debt as of March 31, 2019 were as follows:

(in thousands)
2019 (remainder of year)	$5,974
2020	8,220
2021	7,193
2022	5,849
2023	5,329
Thereafter	475,999
Total debt before unamortized discount and debt issuance costs, net	508,564
Unamortized discount and debt issuance costs, net	(9,264)
Total debt	$499,300

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $500 million in principal outstanding at March 31, 2019, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025 and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at March 31, 2019 that matures in March 2023.  We currently believe that our anticipated operating trends with the level of acquisitions anticipated will provide us with sufficient liquidity to meet our financial obligations during the coming twelve months.

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

As of March 31, 2019, we had a combined principal amount of $500.0 million of variable rate debt and a notional amount of $312.5 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $1.9 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of March 31, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of the material weaknesses in our internal control over financial reporting described in Item 9A Controls and Procedures of the Form 10-K for the year-ending December 31, 2018.

Although we have not fully remediated the material weaknesses described in our Form 10-K for the year ended December 31, 2018, we believe that we have made substantial progress on the remediation plans described in our 2018 Form 10-K, Item 9A Controls and Procedures.

The following remediation steps were taken by the Company during the quarter:

Inventory

We have implemented new controls related to the accurate valuation of Work In Process (“WIP”) Inventory.  We have also improved controls to identify unusual trends, material inaccuracies in calculations and/or any potential updates needed to key inputs into the valuation of raw materials and WIP.

We have made improvements to controls in the areas of accounts payable; information technology general controls; revenue; and accounts receivable and are currently evaluating the design and operating effectiveness of these controls.  The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

With the exception of ongoing remediation activities, there have been no material changes to our internal controls over financial reporting.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined there have been no material changes to our internal control over financial reporting during the period ended March 31, 2019.

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

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On April 10, 2019 the Court of Appeals granted the petition for panel rehearing, withdrew its previous panel decision, and substituted a new panel decision in its place that affirmed the District Court’s dismissal with prejudice of all claims against all the defendants for failure to state a claim.  Plaintiffs did not petition the Court of Appeals for a panel rehearing or a rehearing en banc.  Should plaintiffs decide to continue the litigation, their sole remaining option is to petition the United States Supreme Court to review the new Fifth Circuit panel decision issued on April 10, 2019.  The deadline for such petition is July 9, 2019.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County Court recommending that the Court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  The Travis County Court scheduled a hearing for May 15, 2019 regarding our objection.  Upon completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

Management intends to continue to vigorously defend against the shareholder derivative action.  At this time, if the derivative action were to go to trial, we cannot predict how the Travis County Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should we ultimately be found liable, the resulting damages could have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

Other Matters

From time to time we are subject to legal proceedings and claims which arise in the ordinary course of our business.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on our consolidated financial position, liquidity or results of our operations.

We are in a highly regulated industry and receive regulatory agency inquiries from time to time in the ordinary course of our business, including inquiries relating to our billing activities.  No assurance can be given that any discrepancies identified during a regulatory review will not have a material adverse effect on our consolidated financial statements.

ITEM 1A.  RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties.  The risk and uncertainties have not changed materially from those reported in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated by reference.  For additional information regarding risks and uncertainties, see the information provided under the header “Forward Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended March 31, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended March 31, 2019.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS

The documents in the accompanying Exhibits Index are filed, furnished or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

EXHIBITS INDEX

Exhibit No.	Document
10.1

Amended and Restated Employment Agreement, dated as of March 19, 2019, by and between the Company and Vinit K. Asar. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 20, 2019.)*

10.2

Amended and Restated Employment Agreement, dated as of March 19, 2019, by and between the Company and Thomas E. Kiraly. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 20, 2019.)*

10.3

Amended and Restated Employment Agreement, dated as of March 19, 2019, by and between the Company and Samuel M. Liang. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 20, 2019.)*

10.4

Amended and Restated Employment Agreement, dated as of March 19, 2019, by and between the Company and Thomas E. Hartman. (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on March 20, 2019.)*

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

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGER, INC.

Dated: May 8, 2019	By: /s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: May 8, 2019	By: /s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer