Form 10-Q
period 2019-06-30
HANGER, INC.
filed 2019-08-07
CIK 722723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2019 the registrant had 37,302,689 shares of its Common Stock outstanding.

ii

PART 1.                    FINANCIAL INFORMATION

HANGER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value and share amounts)

(Unaudited)

	As of June 30,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$38,229	$95,114
Accounts receivable, net	148,275	143,986
Inventories	71,110	67,690
Income taxes receivable	1,718	379
Other current assets	14,888	18,731
Total current assets	274,220	325,900
Non-current assets:
Property, plant and equipment, net	85,210	89,489
Goodwill	226,732	198,742
Other intangible assets, net	15,770	15,478
Deferred income taxes	66,682	65,635
Operating lease right-of-use assets	104,632	—
Other assets	7,589	7,766
Total assets	$780,835	$703,010
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,648	$8,583
Accounts payable	52,268	55,797
Accrued expenses and other current liabilities	53,107	51,783
Accrued compensation related costs	37,309	55,111
Current portion of operating lease liabilities	30,592	—
Total current liabilities	181,924	171,274
Long-term liabilities:
Long-term debt, less current portion	489,662	502,090
Operating lease liabilities	85,046	—
Other liabilities	46,033	51,570
Total liabilities	802,665	724,934
Commitments and contingencies (Note R)
Shareholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 37,478,087 shares issued and 37,335,266 shares outstanding in 2019, and 37,063,995 shares issued and 36,921,174 shares outstanding in 2018	375	371
Additional paid-in capital	347,012	343,955
Accumulated other comprehensive loss	(12,143)	(4,531)
Accumulated deficit	(356,378)	(361,023)
Treasury stock, at cost; 142,821 shares at 2019 and 2018, respectively	(696)	(696)
Total shareholders’ deficit	(21,830)	(21,924)
Total liabilities and shareholders’ deficit	$780,835	$703,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$281,098	$266,966	$517,517	$500,961
Material costs	91,399	86,516	169,776	162,872
Personnel costs	91,490	89,554	178,201	175,662
Other operating costs	33,741	30,536	67,296	61,632
General and administrative expenses	29,358	26,523	57,640	52,159
Professional accounting and legal fees	3,247	4,236	5,947	9,082
Depreciation and amortization	8,760	9,272	17,533	18,602
Income from operations	23,103	20,329	21,124	20,952
Interest expense, net	8,481	7,317	17,019	19,580
Loss on extinguishment of debt	—	—	—	16,998
Non-service defined benefit plan expense	173	176	346	352
Income (loss) before income taxes	14,449	12,836	3,759	(15,978)
Provision (benefit) for income taxes	4,414	(92)	675	(6,288)
Net income (loss)	$10,035	$12,928	$3,084	$(9,690)

Basic and Diluted Per Common Share Data:
Basic income (loss) per share	$0.27	$0.35	$0.08	$(0.26)
Weighted average shares used to compute basic earnings per common share	37,299,766	36,790,401	37,151,694	36,645,248
Diluted income (loss) per share	$0.26	$0.35	$0.08	$(0.26)
Weighted average shares used to compute diluted earnings per common share	37,887,559	37,404,360	37,889,586	36,645,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$10,035	$12,928	$3,084	$(9,690)

Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of tax of ($1,476), $710, ($2,400), and $8, respectively	$(4,688)	$2,314	$(7,624)	$24
Unrealized gain (loss) on defined benefit plan, net of tax of $2, $0, $4, and ($105), respectively	6	26	12	(266)
Total other comprehensive (loss) income	(4,682)	2,340	(7,612)	(242)
Comprehensive income (loss)	$5,353	$15,268	$(4,528)	$(9,932)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(dollars and share amounts in thousands)

(Unaudited)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2018	36,921	$371	$343,955	$(4,531)	$(361,023)	$(696)	$(21,924)
Cumulative effect of a change in accounting for leases (Note A)	—	—	—	—	1,561	—	1,561
Balance, January 1, 2019	36,921	371	343,955	(4,531)	(359,462)	(696)	(20,363)
Net loss	—	—	—	—	(6,951)	—	(6,951)
Shares based compensation expense	—	—	3,265	—	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	350	3	(3)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(3,626)	—	—	—	(3,626)
Total other comprehensive loss	—	—	—	(2,930)	—	—	(2,930)
Balance, March 31, 2019	37,271	$374	$343,591	$(7,461)	$(366,413)	$(696)	$(30,605)
Net income	—	—	—	—	10,035	—	10,035
Shares based compensation expense	—	—	3,450	—	—	—	3,450
Issuance of common stock upon vesting of restricted stock units	64	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(28)	—	—	—	(28)
Total other comprehensive loss	—	—	—	(4,682)	—	—	(4,682)
Balance, June 30, 2019	37,335	$375	$347,012	$(12,143)	$(356,378)	$(696)	$(21,830)

	Common Shares, Balance	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	36,372	$365	$333,738	$(1,686)	$(359,772)	$(696)	$(28,051)
Cumulative effect of a change in accounting for revenue recognition	—	—	—	—	(759)	—	(759)
Balance, January 1, 2018	36,372	365	333,738	(1,686)	(360,531)	(696)	(28,810)
Net loss	—	—	—	—	(22,618)	—	(22,618)
Shares based compensation expense	—	—	2,585	—	—	—	2,585
Issuance of common stock upon vesting of restricted stock units	372	4	(4)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(2,150)	—	—	—	(2,150)
Total other comprehensive loss	—	—	—	(2,582)	—	—	(2,582)
Balance, March 31, 2018	36,744	$369	$334,169	$(4,268)	$(383,149)	$(696)	$(53,575)
Net income	—	—	—	—	12,928	—	12,928
Shares based compensation expense	—	—	3,320	—	—	—	3,320
Issuance of common stock upon vesting of restricted stock units	106	1	(1)	—	—	—	—
Effect of shares withheld to cover taxes	—	—	(313)	—	—	—	(313)
Total other comprehensive income	—	—	—	2,340	—	—	2,340
Balance, June 30, 2018	36,850	$370	$337,175	$(1,928)	$(370,221)	$(696)	$(35,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANGER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows (used in) provided by operating activities:
Net income (loss)	$3,084	$(9,690)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	17,533	18,602
Amortization of right-of-use assets	18,289	—
Provision (benefit) for doubtful accounts	304	(602)
Stock-based compensation expense	6,715	5,906
Deferred income taxes	779	(6,511)
Amortization of debt discounts and issuance costs	797	2,186
Loss on extinguishment of debt	—	16,998
Gain on sale and disposal of fixed assets	(792)	(1,349)
Changes in operating assets and liabilities (Note T)	(50,248)	(8,632)
Net cash (used in) provided by operating activities	(3,539)	16,908
Cash flows used in investing activities
Purchase of property, plant, and equipment	(14,806)	(11,322)
Purchase of therapeutic program equipment leased to third parties under operating leases	(3,530)	(3,822)
Acquisitions, net of cash acquired	(27,916)	—
Purchase of company-owned life insurance investment	—	(598)
Proceeds from sale of property, plant and equipment	1,476	1,682
Net cash used in investing activities	(44,776)	(14,060)
Cash flows (used in) provided by financing activities
Borrowings under term loan, net of discount	—	500,204
Repayment of term loan	(2,525)	(431,875)
Borrowings under revolving credit agreement	—	3,000
Repayments under revolving credit agreement	—	(8,000)
Payment of employee taxes on stock-based compensation	(3,654)	(2,463)
Payment on seller notes	(2,162)	(1,765)
Payment of financing lease obligations	(229)	(682)
Payment of debt issuance costs	—	(6,487)
Payment of debt extinguishment costs	—	(8,436)
Net cash (used in) provided by financing activities	(8,570)	43,496
(Decrease) increase in cash, cash equivalents, and restricted cash	(56,885)	46,344
Cash, cash equivalents, and restricted cash, at beginning of period	95,114	4,779
Cash, cash equivalents, and restricted cash, at end of period	$38,229	$51,123
Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, at beginning of period	$95,114	$1,508
Restricted cash, at beginning of period	—	3,271
Cash, cash equivalents, and restricted cash, at beginning of period	$95,114	$4,779

Cash and cash equivalents, at end of period	$38,229	$48,792
Restricted cash, at end of period	—	2,331
Cash, cash equivalents, and restricted cash, at end of period	$38,229	$51,123

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

Recently Adopted Accounting Standards

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

Effect of Adoption of ASC 842

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842), and related clarifying standards, as of January 1, 2019, using the modified retrospective approach.  This approach allows us to apply the standard as of the adoption date and record a cumulative-effect adjustment to the opening balance of accumulated deficit at January 1, 2019.  The new lease standard requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases, defined as leases with a term of 12 months or less) at the lease commencement date and recognize expenses on the consolidated statements of operations on a straight-line basis.

In addition, we elected the package of practical expedients available under the transition provisions of the new lease standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) carrying forward lease classification under legacy guidance, and (iii) not revaluing initial direct costs for existing leases.  By electing the modified retrospective approach on adoption date, prior period results will continue to be presented under legacy guidance based on the accounting standards originally in effect for such period.  We have elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.  We have lease agreements with lease and non-lease components, and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component for real estate and therapeutic program equipment, from both a lessee and lessor perspective.  From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.  The accounting for our finance leases and leases where we are the lessor remained substantially unchanged.

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

Upon adoption of ASC 842, the cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Effects of	January 1, 2019
(in thousands)	As reported	adoption	After adoption
Assets
Other current assets	$18,731	$(5,770)	$12,961
Total current assets	325,900	(5,770)	320,130
Property, plant and equipment, net	89,489	(8,068)	81,421
Other intangible assets, net	15,478	(220)	15,258
Deferred income taxes	65,635	(570)	65,065
Operating lease right-of-use assets	—	103,378	103,378
Other assets	7,766	538	8,304
Total assets	703,010	89,288	792,298
Liabilities
Current liabilities:
Current portion of long-term debt	8,583	(619)	7,964
Accrued expenses and other current liabilities	51,783	(1,352)	50,431
Current portion of operating lease liabilities	—	31,479	31,479
Total current liabilities	171,274	29,508	200,782
Long-term liabilities:
Long-term debt, less current portion	502,090	(12,493)	489,597
Operating lease liabilities	—	83,662	83,662
Other liabilities	51,570	(12,950)	38,620
Total liabilities	724,934	87,727	812,661
Shareholders’ deficit:
Accumulated deficit	(361,023)	1,561	(359,462)
Total shareholders’ deficit	(21,924)	1,561	(20,363)
Total liabilities and shareholders’ deficit	$703,010	$89,288	$792,298

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715).  This ASU modifies the disclosure requirements for defined benefit and other postretirement plans.  This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations.  This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations.  The amendments in this ASU are effective for public entities for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350).  The ASU is intended to improve the recognition and measurement of financial instruments.  The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

Note B — Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, such as stock options, restricted stock units, and performance-based units calculated using the treasury stock method.  Total anti-dilutive shares excluded from the diluted earnings per share were zero for the three and six months ended June 30, 2019 and 54,467 and 119,881 for the three and six months ended June 30, 2018.

Our credit agreement restricts the payment of dividends or other distributions to our shareholders with respect to Hanger, Inc., or any of its subsidiaries.

The reconciliation of the numerators and denominators used to calculate basic and diluted net loss per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except per share data)	2019	2018	2019	2018
Net income (loss)	$10,035	$12,928	$3,084	$(9,690)

Weighted average shares outstanding - basic	37,300	36,790	37,152	36,645
Effect of potentially dilutive restricted stock units and options (1)	588	614	738	—
Weighted average shares outstanding - diluted	37,888	37,404	37,890	36,645

Basic income (loss) per share	$0.27	$0.35	$0.08	$(0.26)

Diluted income (loss) per share	$0.26	$0.35	$0.08	$(0.26)

(1) In accordance with ASC 260 - Earnings Per Share, during periods of a net loss, shares used to compute diluted per share amounts exclude potentially dilutive shares related to unvested restricted stock units and unexercised options.  For the six months ended June 30, 2018, shares excluded were 669,641.

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

The following table disaggregates revenue from contracts with customers in our Patient Care segment for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Patient Care Segment
Medicare	$75,640	$70,469	$133,416	$127,781
Medicaid	37,344	33,648	67,491	63,400
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	78,808	77,621	149,026	148,432
Veterans Administration	22,497	20,904	40,819	37,547
Private Pay	16,879	15,516	31,017	29,505
Total	$231,168	$218,158	$421,769	$406,665

The impact to revenue related to prior period performance obligations was not material for the three and six months ended June 30, 2019.

Products & Services Segment

Revenue in our Products & Services segment is derived from the distribution of O&P components and the leasing and sale of rehabilitation equipment and ancillary consumable supplies combined with equipment maintenance, education, and training.

The following table disaggregates revenue from contracts with customers in our Product & Services segment for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Products & Services Segment
Distribution services, net of intersegment revenue eliminations	$37,662	$34,684	$70,857	$66,035
Therapeutic solutions	12,268	14,124	24,891	28,261
Total	$49,930	$48,808	$95,748	$94,296

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

An allowance for doubtful accounts is also recorded for our Products & Services segment which is deducted from gross accounts receivable to arrive at “Accounts receivable, net.”  Accounts receivable, net as of June 30, 2019 and December 31, 2018 is comprised of the following:

	As of June 30, 2019			As of December 31, 2018
(in thousands)	Patient Care	Products & Services	Consolidated	Patient Care	Products & Services	Consolidated
Accounts receivable, before allowances	$186,959	$27,615	$214,574	$182,338	$24,542	$206,880
Allowances for estimated implicit price concessions arising from:
Payor disallowances	(55,900)	—	(55,900)	(53,378)	—	(53,378)
Patient non-payments	(8,066)	—	(8,066)	(7,244)	—	(7,244)
Accounts receivable, gross	122,993	27,615	150,608	121,716	24,542	146,258
Allowance for doubtful accounts	—	(2,333)	(2,333)	—	(2,272)	(2,272)
Accounts receivable, net	$122,993	$25,282	$148,275	$121,716	$22,270	$143,986

Note E — Inventories

Our inventories are comprised of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Raw materials	$20,574	$19,632
Work in process	13,136	9,278
Finished goods	37,400	38,780
Total inventories	$71,110	$67,690

Note F — Property, Plant and Equipment, Net

Property, plant and equipment, net were comprised of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Land	$634	$644
Buildings (1)	3,986	24,558
Furniture and fixtures	13,561	13,121
Machinery and equipment	27,089	27,452
Equipment leased to third parties under operating leases	29,633	30,093
Leasehold improvements	127,368	111,247
Computers and software	73,563	69,173
Total property, plant and equipment, gross	275,834	276,288
Less: accumulated depreciation	(190,624)	(186,799)
Total property, plant and equipment, net	$85,210	$89,489

(1) As discussed in Note A - “Organization and Summary of Significant Accounting Policies”, the new lease standard resulted in the removal of assets associated with build-to-suit leases.

Total depreciation expense was approximately $7.7 million and $15.1 million for the three and six months ended June 30, 2019 and $7.5 million and $14.8 million for the three and six months ended June 30, 2018.

Note G — Acquisitions

2019 Acquisition Activity

During 2019, we completed the following acquisitions of O&P clinics, none of which were individually material to our financial position, results of operations, or cash flows.  Each acquisition is intended to expand our continuum of patient care through the acquisitions of high quality O&P providers in new geographic markets.

•                  In January 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $32.8 million, of which $27.7 million was cash consideration, net of cash acquired, $4.4 million was issued in the form of notes to shareholders at fair value, and $0.7 million is estimated additional consideration expected to be paid in the third quarter of 2019.

•                  In May 2019, we completed the acquisition of all the outstanding equity interests of an O&P business for total consideration of $0.5 million, of which $0.2 million was cash consideration, net of cash acquired, and $0.3 million was issued in the form of notes to shareholders at fair value.

The notes issued to shareholders are unsecured and payable in installments over a period of 3 to 5 years.

We accounted for these transactions under the acquisition method of accounting and have reported the results of operations of each acquisition as of the respective dates of the acquisitions.  The estimated fair values of intangible assets were based on an income approach utilizing primarily discounted cash flow techniques for non-compete agreements and an income approach utilizing the excess earnings method for customer relationships.  The income approach utilizes management’s estimates of future operating results and cash flows using a weighted average cost of capital that reflects market participant assumptions.  Other significant judgments used in the valuation of tangible assets acquired in the acquisition include estimated selling price of inventory and estimated replacement costs for acquired property, plant and equipment.  For all other assets acquired and liabilities assumed, the fair value reflects the carrying value of the asset or liability due to their short maturity.  The excess of the fair value of the consideration transferred in the acquisition over the fair value of net assets acquired was recorded as goodwill.  The goodwill reflects our expectations of favorable future growth opportunities, anticipated synergies through the scale of our O&P operations, and the assembled workforce.  We expect that substantially all of the goodwill, which has been assigned to our Patient Care reporting unit, will be deductible for federal income tax purposes.

Acquisition-related costs of $0.3 million and $0.5 million for the three and six months ended June 30, 2019 related to the acquisition are included in General and administrative expenses in our consolidated statement of operations.

We have not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material.

Purchase Price Allocation

We have performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed in the acquisitions.  The final purchase price allocations will be determined when we have completed and fully reviewed the detailed valuations and could differ materially from the preliminary allocations.  The final allocations may include changes in allocations of acquired intangible assets as well as goodwill and other changes to assets and liabilities including deferred taxes.  The estimated useful lives of acquired intangible assets are also preliminary.

The aggregate purchase price of these acquisitions was allocated on a preliminary basis as follows (in thousands):

Cash paid, net of cash acquired	$27,916
Issuance of seller notes at fair value	4,686
Additional consideration (1)	659
Aggregate purchase price	33,261

Accounts receivable, net	3,561
Inventories	1,558
Customer relationships (Useful life of 3.0 years)	2,368
Non-compete agreements (Weighted average useful life of 4.9 years)	349
Other assets	413
Accounts payable	(1,264)
Accrued expenses and other liabilities	(1,714)
Net assets acquired	5,271
Goodwill	$27,990

(1) Represents additional consideration that we anticipate will be payable to the seller in the third quarter of 2019, subject to agreement of certain tax elections with the seller.

2018 Acquisition Activity

In the fourth quarter of 2018, we acquired two O&P businesses for an aggregate purchase price of $3.1 million, net of cash acquired.  These acquisitions were accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

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

The following table summarizes the activity in goodwill for the periods indicated:

	For the Six Months Ended June 30, 2019
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2018	$627,410	$(428,668)	198,742	$139,299	$(139,299)	—	$766,709	$(567,967)	198,742
Additions from acquisitions	27,961	—	27,961	—	—	—	27,961	—	27,961
Measurement period adjustments	29	—	29	—	—	—	29	—	29
As of June 30, 2019	$655,400	$(428,668)	$226,732	$139,299	$(139,299)	$—	$794,699	$(567,967)	$226,732

	For the Year Ended December 31, 2018
	Patient Care			Products & Services			Consolidated
(in thousands)	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
As of December 31, 2017	$625,011	$(428,668)	$196,343	$139,299	$(139,299)	$—	$764,310	$(567,967)	$196,343
Additions from acquisitions	2,399	—	2,399	—	—	—	2,399	—	2,399
As of December 31, 2018	$627,410	$(428,668)	$198,742	$139,299	$(139,299)	$—	$766,709	$(567,967)	$198,742

The balances related to intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

	As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$27,825	$(20,311)	$—	$7,514
Trade name	255	(138)	—	117
Patents and other intangibles	9,238	(5,216)	—	4,022
Definite-lived intangible assets	37,318	(25,665)	—	11,653
Indefinite-lived trade names	9,070	—	(4,953)	4,117
Total other intangible assets	$46,388	$(25,665)	$(4,953)	$15,770

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer lists	$26,036	$(19,051)	$—	$6,985
Trade name	255	(125)	—	130
Patents and other intangibles	9,391	(5,145)	—	4,246
Definite-lived intangible assets	35,682	(24,321)	—	11,361
Indefinite-lived trade names	9,070	—	(4,953)	4,117
Total other intangible assets	$44,752	$(24,321)	$(4,953)	$15,478

Total intangible amortization expense was approximately $1.1 million and $2.4 million for the three and six months ended June 30, 2019 and $1.8 million and $3.8 million for the three and six months ended June 30, 2018.

Estimated aggregate amortization expense for definite-lived intangible assets for each of the next five years ended December 31st and thereafter is as follows:

(in thousands)
2019 (remainder of the year)	$2,235
2020	4,211
2021	1,628
2022	1,556
2023	914
Thereafter	1,109
Total	$11,653

Note I — Other Current Assets and Other Assets

Other current assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Non-trade receivables	$5,674	$7,848
Prepaid maintenance	4,016	3,330
Prepaid other	1,666	1,101
Prepaid insurance	1,217	258
Prepaid purchase orders	890	998
Prepaid rent	773	4,442
Prepaid education and training	586	597
Other	66	157
Total other current assets	$14,888	$18,731

Other assets consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Cash surrender value of company-owned life insurance	$3,027	$2,918
Non-trade receivables	1,903	1,904
Deposits	1,828	1,698
Finance lease right-of-use assets	614	—
Surety bond collateral	—	1,000
Other	217	246
Total other assets	$7,589	$7,766

Note J — Accrued Expenses and Other Current Liabilities and Other Liabilities

Accrued expenses and other current liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Patient prepayments, deposits and refunds payable	$25,006	$24,563
Insurance and self-insurance accruals	8,330	8,886
Accrued sales taxes and other taxes	8,195	6,810
Derivative liability	2,805	724
Accrued professional fees	1,339	3,751
Accrued interest payable	501	332
Other current liabilities	6,931	6,717
Total accrued expenses and other current liabilities	$53,107	$51,783

Other liabilities consist of:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Supplemental executive retirement plan obligations	$18,865	$20,195
Derivative liability	11,078	3,134
Long-term insurance accruals	8,393	8,713
Unrecognized tax benefits, and related interest and penalties	5,407	5,458
Deferred tenant improvement allowances	—	8,570
Deferred rent	—	4,455
Other	2,290	1,045
Total other liabilities	$46,033	$51,570

Note K — Income Taxes

We recorded a provision for income taxes of $4.4 million and $0.7 million for the three and six months ended June 30, 2019.  The effective tax rate was 30.5% and 18.0% for the three and six months ended June 30, 2019.  We recorded a benefit for income taxes of $0.1 million and $6.3 million for the three and six months ended June 30, 2018.  The effective rate was (0.7)% and 39.4% for the three and six months ended June 30, 2018.

The increase in the effective tax rate for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 is primarily attributable to the change to the annualized effective tax rate method from the discrete method used during the prior period, an increased estimated annual pre-tax book income, and the windfall from stock-based compensation during the period.  Our effective tax rate for the three months ended June 30, 2019 and June 30, 2018 differed from the federal statutory tax rate of 21% primarily due to non-deductible expenses and the windfall from stock-based compensation during the period.

The decrease in the effective tax rate for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 is primarily attributable to an increased estimated annual income, an increase in pre-tax book income for the six months ended June 30, 2019, and the windfall from stock-based compensation during the period.  Our effective tax rate for the six months ended June 30, 2019 and June 30, 2018 differed from the federal statutory tax rate of 21% primarily due to the windfall and shortfall from stock based compensation expense in the respective periods, as well as non-deductible expenses.

Note L — Leases

The information pertaining to leases on the condensed consolidated balance sheet is as follows:

(in thousands)	Classification	As of June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$104,632
Finance lease right-of-use assets	Other assets	614
Total lease assets		$105,246
Liabilities
Current
Operating	Current portion of operating lease liabilities	$30,592
Finance	Current portion of long-term debt	259
Noncurrent
Operating	Operating lease liabilities	85,046
Finance	Long-term debt, less current portion	368
Total lease liabilities		$116,265

The components of lease cost recognized in the condensed consolidated statement of operations are as follows:

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$10,794	$21,630
Finance lease cost
Amortization of right-of-use assets	75	150
Interest on lease liabilities	6	12
Sublease income	(46)	(79)
Short-term lease cost	222	414
Variable lease cost	1,813	3,030
Total lease cost	$12,864	$25,157

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at June 30, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases	Total Leases
2019 (remainder of year)	$150	$15,873	$16,023
2020	244	38,090	38,334
2021	172	28,788	28,960
2022	86	20,890	20,976
2023	14	13,711	13,725
2024	—	7,287	7,287
Thereafter	—	6,210	6,210
Total future minimum lease payments	666	130,849	131,515
Imputed interest	(39)	(15,211)	(15,250)
Total	$627	$115,638	$116,265

The lease term and discount rates are as follows:

For the Six Months Ended June 30, 2019
Weighted average remaining lease term (years)
Operating leases	3.94
Finance leases	2.72
Weighted average discount rate
Operating leases	5.69%
Finance leases	4.25%

Supplemental cash flow information related to leases is as follows:

(in thousands)	For the Six Months Ended June 30, 2019
Cash flows for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,704
Operating cash flows from finance leases	12
Financing cash flows from finance leases	156
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19,699
Finance leases	209

Future minimum rental payments, by year and in the aggregate, under operating and financing obligations with terms of one year or more at December 31, 2018 are as follows:

(in thousands)	Operating Leases	Capital Leases
2019	$39,378	$249
2020	29,641	175
2021	21,303	109
2022	14,479	28
2023	9,193	—
Thereafter	10,008	—
	$124,002	$561

Note M — Debt and Other Obligations

Debt consists of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Debt:
Term Loan B	$498,688	$501,213
Seller notes	7,264	4,506
Financing leases and other	1,231	14,361
Total debt before unamortized discount and debt issuance costs	507,183	520,080
Unamortized discount and debt issuance costs, net	(8,873)	(9,407)
Total debt	$498,310	$510,673

Current portion of long-term debt:
Term Loan B	$5,050	$5,050
Seller notes	3,186	2,513
Financing leases and other	412	1,020
Total current portion of long-term debt	8,648	8,583
Long-term debt:	$489,662	$502,090

Refinancing of Credit Agreement and Term B Borrowings

On March 6, 2018, we entered into a $605.0 million Senior Credit Facility (the “Credit Agreement”).  The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100.0 million that matures in March 2023 and (ii) a $505.0 million Term Loan B facility due in quarterly principal installments commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025.  Availability under the revolving credit facility is reduced by outstanding letters of credit, which were approximately $5.2 million as of June 30, 2019.  We may (a) increase the aggregate principal amount of any outstanding tranche of term loans or add one or more additional tranches of term loans under the loan documents, and/or (b) increase the aggregate principal amount of revolving commitments or add one or more additional revolving loan facilities under the loan documents by an aggregate amount of up to the sum of (1) $125.0 million and (2) an amount such that, after giving effect to such incurrence of such amount (but excluding the cash proceeds of such incremental facilities and certain other indebtedness, and treating all commitments in respect of revolving indebtedness as fully drawn), the consolidated first lien net leverage ratio is equal to or less than 3.80 to 1.00, if certain conditions are satisfied, including the absence of a default or an event of default under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any incremental facility.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) Bank of America, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin.  For the three months ended June 30, 2019, the weighted average interest rate on outstanding borrowings under our Term Loan B facility was approximately 6.0%.  We have entered into interest rate swap agreements to hedge certain of our interest rate exposures, as more fully disclosed in Note O - “Derivative Financial Instruments.”

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

The Credit Agreement contains various restrictions and covenants, including: i) requirements that we maintain certain financial ratios at prescribed levels, ii) a prohibition on payment of dividends and other distributions and iii) restrictions on our ability and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, or consummate acquisitions outside the healthcare industry.  The Credit Agreement includes the following financial covenants applicable for so long as any revolving loans and/or revolving commitments remain outstanding under the Credit Agreement: (i) a maximum consolidated first lien net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of consolidated first-lien indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the most recently ended period of four fiscal quarters for which financial statements are available) of 5.00 to 1.00 for the fiscal quarter ended March 31, 2019; 4.75 to 1.00 for the fiscal quarters ended June 30, 2019 through March 31, 2020; 4.50 to 1.00 for the fiscal quarters ended June 30, 2020 through March 31, 2021; 4.25 to 1.00 for the fiscal quarters ended June 30, 2021 through March 31, 2022; and 3.75 to 1.00 for the fiscal quarter ended June 30, 2022 and the last day of each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter.  We were in compliance with all covenants at June 30, 2019.

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

Seller Notes

We typically issue subordinated promissory notes (“Seller Notes”) as a part of the consideration transferred when making acquisitions.  The Seller Notes are unsecured and are presented net of unamortized discount of $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively.  We measure these instruments at their estimated fair values as of the respective acquisition dates.  The stated interest rates on these instruments range from 2.00% to 3.00%.  Principal and interest are payable in monthly, quarterly, or annual installments and mature through May 2024.

Scheduled maturities of debt at June 30, 2019 were as follows:

(in thousands)
2019 (remainder of year)	$4,194
2020	8,335
2021	7,276
2022	5,946
2023	5,380
Thereafter	476,052
Total debt before unamortized discount and debt issuance costs, net	507,183
Unamortized discount and debt issuance costs, net	(8,873)
Total debt	$498,310

Note N — Fair Value Measurements

Financial Instruments

In March 2018, we refinanced our credit facilities with the Credit Agreement.  The carrying value (excluding unamortized discounts and debt issuance costs of $8.9 million) of our outstanding term loan as of June 30, 2019 was $498.7 million compared to its fair value of $497.4 million.  The carrying value of our outstanding term loan as of December 31, 2018 (excluding unamortized discounts and debt issuance costs of $9.4 million) was $501.2 million compared to its fair value of $491.2 million.  Our estimates of fair value are based on a discounted cash flow model and indicative quote using unobservable inputs, primarily, our risk-adjusted credit spread, which represents a Level 3 measurement.

As of June 30, 2019 and December 31, 2018, we had no amounts outstanding on our revolving credit facility.

In March 2018, we entered into interest rate swap agreements with notional values of $325.0 million at inception, which reduces $12.5 million annually until the swaps mature on March 6, 2024.  The notional value outstanding as of June 30, 2019 was $312.5 million.  The interest rate swap agreements are designated as cash flow hedges and are measured at fair value based on inputs other than quoted market prices that are observable, which represents a Level 2 measurement.  See Note M - “Debt” and Note O - “Derivative Financial Instruments” for further information.

The carrying value of our Seller Notes as of June 30, 2019 and December 31, 2018 was $7.3 million and $4.5 million, respectively.  We believe that the carrying value of the Seller Notes approximates their fair values based on a discounted cash flow model using unobservable inputs, primarily, our credit spread for subordinated debt, which represents a Level 3 measurement.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of June 30, 2019, our swaps had a notional value outstanding of $312.5 million.  As of December 31, 2018, our swaps had a notional value outstanding of $325.0 million.

Change in Net Loss on Cash Flow Hedges Including Accumulated Other Comprehensive Loss

The following table presents the activity of cash flow hedges included in accumulated other comprehensive (loss) income for the three months ended June 30, 2019 and June 30, 2018:

(in thousands)	Cash Flow Hedges
Balance as of March 31, 2019	$5,872
Unrealized loss recognized in other comprehensive loss, net of tax	4,775
Reclassification to interest expense, net	(87)
Balance as of June 30, 2019	$10,560

Balance as of March 31, 2018	$2,290
Unrealized gain recognized in other comprehensive loss, net of tax	(1,618)
Reclassification to interest expense, net	(696)
Balance as of June 30, 2018	$(24)

The following table presents the activity of cash flow hedges included in accumulated other comprehensive (loss) income for the six months ended June 30, 2019 and June 30, 2018:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2018	$2,936
Unrealized loss recognized in other comprehensive income, net of tax	7,926
Reclassification to interest expense, net	(302)
Balance as of June 30, 2019	$10,560

Balance as of December 31, 2017	$—
Unrealized loss recognized in other comprehensive loss, net of tax	920
Reclassification to interest expense, net	(944)
Balance as of June 30, 2018	$(24)

The following table presents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Accrued expenses and other current liabilities	$—	$2,805	$—	$724
Other liabilities	—	11,078	—	3,134

Note P — Stock-Based Compensation

On May 17, 2019, the shareholders approved the Hanger, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”).  The 2019 Plan authorizes the issuance of (a) up to 2,025,000 shares of Common Stock, plus (b) 243,611 shares available for issuance under the Hanger, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”).

Upon approval of the 2019 Plan, our 2016 Plan was no longer available for future awards.

We recognized a total of approximately $3.4 million and $6.7 million of stock-based compensation expense for the three and six months ended June 30, 2019 and a total approximately $3.3 million and $5.9 million for the three and six months ended June 30, 2018.  Stock compensation expense, net of forfeitures, relates to restricted stock units, performance-based restricted stock units, and stock options.

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

We believe the assumptions used are appropriate; however, changes in assumptions or differences in actual experience may affect our benefit obligation and future expenses.  The DB SERP’s change in net benefit cost and obligation during the three and six months ended June 30, 2019 and 2018 is as follows:

Change in Benefit Obligation:

(in thousands)	2019	2018
Benefit obligation as of March 31	$17,299	$19,158
Service cost	84	92
Interest cost	164	150
Payments	(12)	(12)
Benefit obligation as of June 30	$17,535	$19,388

Benefit obligation as of December 31, 2018 and 2017, respectively	$18,927	$20,793
Service cost	168	184
Interest cost	329	300
Payments	(1,889)	(1,889)
Benefit obligation as of June 30	$17,535	$19,388

Amounts Recognized in the Condensed Consolidated Balance Sheets:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Accrued expenses and other current liabilities	$1,913	$1,913
Other liabilities	15,622	17,014
Total accrued liabilities	$17,535	$18,927

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

As of June 30, 2019 and December 31, 2018, the estimated accumulated obligation benefit is $3.2 million and $3.0 million, respectively, of which $2.9 million and $2.4 million is funded and $0.3 million and $0.6 million is unfunded at June 30, 2019 and December 31, 2018, respectively.

In connection with the DC SERP benefit obligation, we maintain a company-owned life insurance policy (“COLI”).  The carrying value of the COLI is measured at its cash surrender value and is presented within “Other assets” in our consolidated balance sheets.  See Note I - “Other Current Assets and Other Assets” for additional information.

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

Legal Proceedings

Securities and Derivative Litigation

In November 2014, a securities class action complaint, City of Pontiac General Employees’ Retirement System v. Hanger, et al., C.A. No. 1:14-cv-01026-SS, was filed against us in the United States District Court for the Western District of Texas.  The complaint named us and certain of our current and former officers for allegedly making materially false and misleading statements regarding, inter alia, our financial statements, RAC audit success rate, the implementation of new financial systems, same-store sales growth, and the adequacy of our internal processes and controls.  The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief.

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On April 10, 2019, the Court of Appeals granted the petition for panel rehearing, withdrew its previous panel decision, and substituted a new panel decision in its place that affirmed the District Court’s dismissal with prejudice of all claims against all the defendants for failure to state a claim.  Plaintiffs did not petition the Court of Appeals for a panel rehearing or a rehearing en banc, and did not file a writ of certiorari with the United States Supreme Court.  Therefore, the April 10, 2019 Court of Appeals ruling affirming the dismissal of all claims with prejudice against all defendants is now final.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the full report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County court recommending that the court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  On June 25, 2019, the Travis County court rejected the recommendation of the Special Master, and instead ordered that only a limited additional portion of the Special Committee report should be unredacted.  On July 10, 2019, the updated redacted Special Committee report was provided to plaintiffs through their counsel.  Upon completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

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

•                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons in financial need, regardless of age, which may supplement Medicare benefits for persons aged 65 or older in financial need; and

•                  U.S. Department of Veterans Affairs.

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

	Patient Care		Products & Services
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net revenues
Third party	$231,168	$218,158	$49,930	$48,808
Intersegments	—	—	51,696	49,835
Total net revenues	231,168	218,158	101,626	98,643
Material costs
Third party suppliers	62,948	59,989	28,451	26,527
Intersegments	6,189	5,920	45,507	43,915
Total material costs	69,137	65,909	73,958	70,442
Personnel expenses	78,419	76,792	13,071	12,762
Other expenses	37,336	35,439	7,077	5,483
Depreciation & amortization	4,502	4,998	2,596	2,503
Segment income from operations	$41,774	$35,020	$4,924	$7,453

	Patient Care		Products & Services
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net revenues
Third party	$421,769	$406,665	$95,748	$94,296
Intersegments	—	—	96,575	92,357
Total net revenues	421,769	406,665	192,323	186,653
Material costs
Third party suppliers	116,303	112,164	53,473	50,708
Intersegments	11,984	11,644	84,591	80,713
Total material costs	128,287	123,808	138,064	131,421
Personnel expenses	152,128	150,405	26,073	25,257
Other expenses	74,769	70,443	14,025	11,638
Depreciation & amortization	9,054	9,896	5,139	5,005
Segment income from operations	$57,531	$52,113	$9,022	$13,332

A reconciliation of the total of the reportable segments’ income from operations to consolidated net income (loss) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income from operations:
Patient Care	$41,774	$35,020	$57,531	$52,113
Products & Services	4,924	7,453	9,022	13,332
Corporate & other	(23,595)	(22,144)	(45,429)	(44,493)
Income from operations	23,103	20,329	21,124	20,952
Interest expense, net	8,481	7,317	17,019	19,580
Loss on extinguishment of debt	—	—	—	16,998
Non-service defined benefit plan expense	173	176	346	352
Income (loss) before income taxes	14,449	12,836	3,759	(15,978)
Provision (benefit) for income taxes	4,414	(92)	675	(6,288)
Net income (loss)	$10,035	$12,928	$3,084	$(9,690)

A reconciliation of the reportable segment net revenues to consolidated net revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net revenues
Patient Care	$231,168	$218,158	$421,769	$406,665
Products & Services	101,626	98,643	192,323	186,653
Corporate & other	—	—	—	—
Consolidating adjustments	(51,696)	(49,835)	(96,575)	(92,357)
Consolidated net revenues	$281,098	$266,966	$517,517	$500,961

A reconciliation of the reportable segment material costs to consolidated material costs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Material costs
Patient Care	$69,137	$65,909	$128,287	$123,808
Products & Services	73,958	70,442	138,064	131,421
Corporate & other	—	—	—	—
Consolidating adjustments	(51,696)	(49,835)	(96,575)	(92,357)
Consolidated material costs	$91,399	$86,516	$169,776	$162,872

Note T — Supplemental Cash Flow Information

Changes in operating assets and liabilities on cash flows from operating activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Accounts receivable, net	$(1,010)	$13,029
Inventories	(1,862)	2,699
Other current assets and other assets	(1,100)	(119)
Income taxes	(1,339)	11,690
Accounts payable	(3,208)	3,205
Accrued expenses and other current liabilities	(2,778)	(14,300)
Accrued compensation related costs	(17,901)	(22,298)
Other liabilities	(1,871)	(2,538)
Operating lease liabilities	(19,179)	—
Changes in operating assets and liabilities on cash flows from operating activities	$(50,248)	$(8,632)

The supplemental disclosure requirements for the statements of cash flows are as follows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Additional consideration and issuance of seller notes in connection with acquisitions	$5,345	$—
Purchase of property, plant and equipment in accounts payable at period end	3,437	960
Purchase of property, plant and equipment through vendor financing	2,200	—
Additions to property, plant and equipment acquired through financing obligations	—	1,354
Retirements of financed property, plant and equipment and related obligations	—	2,246

Note U — Subsequent Events

In July 2019, we completed the acquisitions of two orthotic and prosthetic businesses for a total purchase price of $3.4 million, of which $3.0 million was cash consideration and $0.4 million was issued in the form of a note to the former shareholder.  The note is payable in quarterly installments over a period of five years.  Due to the proximity of the completion of the acquisitions to the filing of this Form 10-Q, it is not practicable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the transactions.

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

Readers are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A., “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained therein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included in our Quarterly Report on Form 10-Q will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.  Forward-looking statements and our liquidity, financial condition, and results of operations may be affected by the risks set forth in Item 1A., “Risk Factors”, contained in our 2018 Form 10-K or by other unknown risks and uncertainties.

Effect of Delay in Financial Filings

As discussed in our 2018 Form 10-K, due to prior restatements and related issues, we were delayed in the preparation and filing of our financial statements in recent years.  In connection with our efforts to restate our prior financial statements, remediate our material weaknesses, regain our timely filing status, and undertake related activities, we have incurred third party professional fees in excess of the amounts we estimate that we would have otherwise incurred.  The estimated professional fees associated with these efforts are as follows (in thousands):

			Balance to be Paid
For the Three Months Ended	Expensed	Paid	in Future Periods
March 31, 2018	3,700	(7,755)	6,230
June 30, 2018	2,940	(5,938)	3,232
September 30, 2018	2,230	(2,297)	3,165
December 31, 2018	3,591	(3,561)	3,195
March 31, 2019	1,649	(2,621)	2,223
June 30, 2019	1,745	(2,016)	1,952

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

Our Patient Care segment is primarily comprised of Hanger Clinic, which specializes in the design, fabrication, and delivery of custom O&P devices through 696 patient care clinics and 109 satellite locations in 45 states and the District of Columbia as of June 30, 2019.  We also provide payor network contracting services to other O&P providers through this segment.

Our Products & Services segment is comprised of our distribution services and our therapeutic solutions businesses.  As a leading provider of O&P products in the United States, we coordinate, through our distribution services business, the procurement and distribution of a broad catalog of O&P parts, componentry, and devices to independent O&P providers nationwide.  To facilitate speed and convenience, we deliver these products through our five distribution facilities that are located in Nevada, Georgia, Illinois, Pennsylvania and Texas.  The other business in our Products & Services segment is our therapeutic solutions business, which develops specialized rehabilitation technologies and provides evidence-based clinical programs for post-acute rehabilitation to patients at approximately 4,100 skilled nursing and post-acute providers nationwide.

For the three and six months ended June 30, 2019, our net revenues were $281.1 million and $517.5 million, respectively, and we recorded net income of $10.0 million and $3.1 million, respectively.  For the three and six months ended June 30, 2018, our net revenues were $267.0 million and $501.0 million, respectively, and we recorded net income of $12.9 million and a net loss of $9.7 million, respectively.

Industry Overview

We estimate that approximately $4.2 billion is spent in the United States each year for O&P products and services.  We estimate that our Patient Care segment currently accounts for approximately 20% of market share, providing a comprehensive portfolio of orthotic, prosthetic, and post-operative solutions to patients in acute, post-acute, and patient care clinic settings.

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

Business Description

Patient Care

Our Patient Care segment employs approximately 1,500 clinical prosthetists, orthotists, and pedorthists, which we refer to as clinicians, substantially all of which are certified by either the American Board for Certification or the Board of Certification of Orthotists and Prosthetists, which are the two boards that certify O&P clinicians.  To facilitate timely service to our patients, we also employ technicians, fitters, and other ancillary providers to assist our clinicians in the performance of their duties.  Through this segment, we additionally provide network contracting services to independent providers of O&P.

Patients are typically referred to Hanger Clinic by an attending physician who determines a patient’s treatment and writes a prescription.  Our clinicians then consult with both the referring physician and the patient with a view toward assisting in the selection of an orthotic or prosthetic device to meet the patient’s needs.  O&P devices are increasingly technologically advanced and custom designed to add functionality and comfort to patients’ lives, shorten the rehabilitation process, and lower the cost of rehabilitation.

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

•                  Medicaid, a health insurance program jointly funded by federal and state governments providing health insurance coverage for certain persons based upon financial need, regardless of age, which may supplement Medicare benefits for persons aged 65 or older in financial need; and

•                  the U.S. Department of Veterans Affairs.

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

Products & Services

Through our wholly-owned subsidiary, Southern Prosthetic Supply, Inc. (“SPS”), we distribute O&P components to independent O&P clinics and other customers.  Through our internal “supply chain” organization, we purchase, warehouse, and distribute over 450,000 SKUs from more than 300 different manufacturers through SPS or directly to our own clinics within our Patient Care segment.  Our warehousing and distribution facilities in Nevada, Georgia, Illinois, Pennsylvania, and Texas, provide us with the ability to deliver products to the vast majority of our customers in the United States within two business days.  Through our SureFit subsidiary, we also manufacture and sell therapeutic footwear for diabetic patients in the podiatric market.  We also operate the Hanger Fabrication Network, which fabricates custom O&P devices for our patient care clinics as well as for independent O&P clinics.

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

Through our wholly-owned subsidiary, Accelerated Care Plus Corp., our therapeutic solutions business is a leading provider of rehabilitation technologies and integrated clinical programs to post-acute care and rehabilitation providers.  Our value proposition is to provide our customers with a full-service “total solutions” approach encompassing proven medical technology, evidence based clinical programs, and ongoing clinician education and training.  Our services support increasingly advanced treatment options for a broader patient population and more medically complex conditions.  We currently serve approximately 4,100 skilled nursing and post-acute providers nationwide.

Reimbursement Trends

In our Patient Care segment, we are reimbursed primarily through employer-based plans offered by commercial insurance carriers, Medicare, Medicaid, and the U.S. Department of Veterans Affairs.  Patient Care constituted 82.2% and 81.5% of our net revenue for the three and six months ended June 30, 2019 and 81.7% and 81.2% for the three and six months ended June 30, 2018.  Our remaining net revenue was provided by our Products & Services segment which derives its net revenue from commercial transactions with independent O&P providers, healthcare facilities, and other customers.  In contrast to net revenues from our Patient Care segment, payment for these products and services are not directly subject to third party reimbursement from health care payors.

The following is a summary of our net revenue by payor mix for the Patient Care segment expressed as a percentage of net revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Patient Care Segment
Medicare	32.7%	32.3%	31.6%	31.4%
Medicaid	16.2%	15.4%	16.0%	15.6%
Commercial Insurance/ Managed Care (excluding Medicare and Medicaid Managed Care)	34.1%	35.6%	35.3%	36.5%
Veterans Administration	9.7%	9.6%	9.7%	9.2%
Private Pay	7.3%	7.1%	7.4%	7.3%
Total	100.0%	100.0%	100.0%	100.0%

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

A measure of our effectiveness in securing reimbursement for our services can be found in the degree to which payors ultimately disallow payment of our claims.  Payors can deny claims due to their determination that a physician who referred a patient to us did not sufficiently document that a device was medically necessary or clearly establish the ambulatory (or “activity”) level of a patient.  Claims can also be denied based on our failure to ensure that a patient was currently eligible under a payor’s health plan, that the plan provides full O&P benefits, that we received prior authorization, or that we filed or appealed the payor’s determination timely, as well as on the basis of our coding, failure by certain classes of patients to pay their portion of a claim, or for various other reasons.  If any portion of, or administrative factor within, our claim is found by the payor to be lacking, then the entirety of the claim amount may be denied reimbursement.

Commencing in late 2014 and continuing through today, we have taken a number of actions to manage disallowed revenue trends.  These initiatives included: (i) the creation of a central revenue cycle management function; (ii) addressing the issues identified in our patient management and electronic health record system; and (iii) the establishment of new clinic-level procedures and training regarding the collection of supporting documentation and the importance of diligence in our claims submission processes.

Disallowed revenue is considered an adjustment to the transaction price.  Estimated uncollectible amounts due to us by patients are generally considered implicit price concessions and are presented as a reduction of net revenue.  These amounts recorded in net revenues within the Patient Care segment for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net revenues	$231,168	$218,158	$421,769	$406,665
Estimated implicit price concessions arising from:
Payor disallowances	9,784	10,461	18,258	18,722
Patient non-payments	3,306	1,332	4,674	2,200
Adjusted gross revenues	$244,258	$229,951	$444,701	$427,587

Payor disallowances	$9,784	$10,461	$18,258	$18,722
Patient non-payments	3,306	1,332	4,674	2,200
Payor disallowances and patient non-payments	$13,090	$11,793	$22,932	$20,922

Payor disallowances %	4.0%	4.5%	4.1%	4.4%
Patient non-payments %	1.4%	0.6%	1.1%	0.5%
Percent of adjusted gross revenues	5.4%	5.1%	5.2%	4.9%

Growth Rates and Earnings Effects

Patient Care

During the three and six month periods ending June 30, 2019, approximately 55% and 53% of our net revenues were derived from the provision of prosthetic devices to our patients.  These devices have a significantly higher relative reimbursement as compared with the orthotic devices and other related prosthetic supplies that we provide patients.  The volume of prosthetic patients we see from one period to the next varies greatly, and this has a significant effect on our relative rate of net revenue growth we experience.  Additionally, with the exception of materials costs and certain incentive compensation amounts, our staffing levels, operating costs, lease costs, depreciation and amortization expenses, and interest costs are essentially fixed in nature.  As a result, increases or decreases in our revenue from one period to the next can have a significant effect on our comparative reported earnings for those periods.

Products & Services

As discussed in our 2018 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in 2017, several of the larger independent O&P providers we served through the distribution of componentry encountered financial difficulties which resulted in our discontinuing distribution services to them.  Generally, we believe our distribution customers encounter reimbursement pressures similar to those we experience in our own Patient Care services and, depending on their ability to adapt to the increased claims documentation standards that have emerged in our industry, this may either limit the rate of growth of some of our customers, or otherwise affect the rate of growth we experience in our distribution of O&P componentry to independent providers.  Additionally, to the extent that we acquire independent O&P providers who are pre-existing customers of our distribution services, our revenue growth in this segment would be adversely affected as we would no longer recognize external revenue from the components we provide them.

Within our Products & Services segment, in addition to our distribution of products, we provide therapeutic equipment and services to patients at SNFs and other healthcare provider locations.  Since 2016, a number of our clients, including several of our larger SNF clients, began to discontinue their use of our therapeutic services.  We believe these discontinuances relate primarily to their overall efforts to reduce the costs they bear for therapy-related services within their facilities.  As a part of those terminations of service, in a number of cases, we elected to sell terminating clients the equipment that we had utilized for their locations.  In 2019, we anticipate a further decline of approximately $5.0 million to $7.0 million in revenue from these services associated with customer discontinuances.  Within this portion of our business, we have responded to these trends through increases in our marketing programs which convey the value we believe our services provide to patients at SNFs and other adjacent health services provider markets.

Acquisitions

In the three months ending June 2019, we completed the acquisition of one business with three O&P clinics similar to those we operate through our Patient Care segment for an aggregate purchase price of $0.5 million.  The purchase price consisted of $0.2 million cash consideration, net of cash acquired, and $0.3 million of unsecured notes issued to the sellers at fair value.

In the first three months of 2019, we completed the acquisition of one business with 25 O&P clinics for an aggregate purchase price of $32.8 million.  The purchase price consisted of $27.7 million cash consideration, net of cash acquired, $4.4 million of unsecured notes issued to the sellers at fair value, and $0.7 million of estimated additional consideration expected to be paid in the third quarter of 2019.

In the last three months of 2018, we completed the acquisition of two O&P businesses for an aggregate purchase price of $3.1 million. The purchase price consisted of $2.0 million in cash consideration, net of cash acquired, and $1.1 million was issued in unsecured notes to the seller.  We made no acquisitions in the first nine months of 2018.

New System Implementations

In recent years, we have been undertaking the implementation of a new patient management and electronic health record system at our patient care clinics.  In the first quarter of 2019, we completed this multi-year implementation.  For the three month period ended March 31, 2019, we expensed $0.8 million in training, travel, and related implementation costs.  For the years ended December 31, 2018 and 2017, we expensed $4.4 million and $4.3 million, respectively, for these implementation expenses.  As we undertake acquisitions of independent O&P providers, we intend to convert these acquired clinics to this system in the ordinary course of our business.

During 2019, we have commenced the design, implementation planning and initial implementation of new financial and supply chain systems, and plan to invest in new servers and software that operate as a part of our technology infrastructure.  During 2019, in connection with our new financial and supply chain systems, for the six months ended June 30, 2019, we have expensed $1.5 million and we currently anticipate that we will spend $3.8 million for the full year.  We are additionally incurring increased capital expenditures in connection with improvements to our systems’ infrastructure.  In 2020 and 2021, we currently expect to continue to incur operating expense for the financial and supply chain projects of approximately $5.0 million in each year in connection with this implementation, and to incur further significant cash outlays and capital expenditures in connection with our supply chain, financial systems and technology infrastructure initiatives.

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

Our results are also affected, to a lesser extent, by our holding of an education fair in the first quarter of each year.  This one-week event is conducted to assist our clinicians in maintaining their training and certification requirements and to facilitate a national meeting with our clinical leaders.  We also invite manufacturers of the componentry for the devices we fabricate to these annual events so they can demonstrate their products and otherwise assist in our training process.  During the first quarters of 2019 and 2018, we spent approximately $2.3 million in each of these two years, on travel and other costs associated with this one-week event.  In addition to the costs we incur associated with this annual event, we also lose the productivity of a significant portion of our clinicians during the period in and around the timing of this event, which contributes to the lower seasonal revenue level we experience during the first quarter of each year.

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

•                  Accounts receivable, net

•                  Inventories

•                  Business combinations

•                  Goodwill and other intangible assets, net

•                  Income taxes

The use of different estimates, assumptions, or judgments could have a material effect on reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.  These critical accounting policies are described in more detail in our 2018 Form 10-K, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A - “Organization and Summary of Significant Accounting Policies” contained within these condensed consolidated financial statements.

Results of Operations

Our results of operations for the three months ended June 30, 2019 and 2018 were as follows (unaudited):

	For the Three Months Ended June 30,		Percent Change (1)
(dollars in thousands)	2019	2018	2019 vs 2018
Net revenues	$281,098	$266,966	5.3%
Material costs	91,399	86,516	5.6%
Personnel costs	91,490	89,554	2.2%
Other operating costs	33,741	30,536	10.5%
General and administrative expenses	29,358	26,523	10.7%
Professional accounting and legal fees	3,247	4,236	(23.3)%
Depreciation and amortization	8,760	9,272	(5.5)%
Operating expenses	257,995	246,637	4.6%
Income from operations	23,103	20,329	13.6%
Interest expense, net	8,481	7,317	15.9%
Loss on extinguishment of debt	—	—	—
Non-service defined benefit plan expense	173	176	(1.7)%
Income before income taxes	14,449	12,836	12.6%
Provision (benefit) for income taxes	4,414	(92)	NM
Net income	$10,035	$12,928	(22.4)%

(1) NM - Not Meaningful

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Three Months Ended June 30,
	2019	2018
Material costs	32.5%	32.4%
Personnel costs	32.5%	33.5%
Other operating costs	12.1%	11.5%
General and administrative expenses	10.4%	9.9%
Professional accounting and legal fees	1.2%	1.6%
Depreciation and amortization	3.1%	3.5%
Operating expenses	91.8%	92.4%

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net revenue.  Net revenue for the three months ended June 30, 2019 was $281.1 million, an increase of $14.1 million, or 5.3%, from $267.0 million for the three months ended June 30, 2018.  Net revenue by operating segment, after elimination of intersegment activity, was as follows:

	For the Three Months Ended June 30,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$231,168	$218,158	$13,010	6.0%
Products & Services	49,930	48,808	1,122	2.3%
Net revenues	$281,098	$266,966	$14,132	5.3%

Patient Care net revenue for the three months ended June 30, 2019 was $231.2 million, an increase of $13.0 million, or 6.0%, from $218.2 million for the same period in the prior year.  Same clinic revenue increased $6.5 million for the three months ended June 30, 2019 compared to the same period in the prior year, reflecting an increase of 3.0% on a per-day basis.  Net revenue from acquired clinics was $5.8 million and growth from non-comparable clinics and other services was $0.7 million.

Prosthetics constituted approximately 55.0% of our total Patient Care revenue for the three months ended June 30, 2019 and 54.3% for the same period in 2018 excluding the impact of acquisitions.  Prosthetic revenue for the three months ended June 30, 2019 was 4.3% higher, on a per-day basis, than the same period in the prior year excluding the impact of acquisitions.  Prosthetics revenue growth during the quarter benefited from the timing of patient deliveries, which generally shifted from the first quarter into the second quarter when compared with the same periods in the prior year.  We believe that a change in the timing of our annual first quarter clinician education conference within the first quarter and harsh weather in certain regions of the country contributed to this shift.  Orthotics, shoes, inserts, and other products increased by 1.6% on a per-day basis for the same comparative periods excluding the impact of acquisitions.

Products & Services net revenue for the three months ended June 30, 2019 was $49.9 million, an increase of $1.1 million, or 2.3% from $48.8 million for the same period in the prior year.  This increase was comprised of $3.0 million, or 8.6%, growth from the distribution of O&P componentry to independent providers as the result of new products added to the portfolio, offset by a $1.9 million, or 13.1%, decrease in net revenue from therapeutic solutions as a result of continued net client cancellations.  In future periods, we anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends.

Material costs.  Material costs for the three months ended June 30, 2019 were $91.4 million, an increase of $4.9 million or 5.6%, from $86.5 million for the same period in the prior year.  Total material costs as a percentage of net revenue increased to 32.5% in the three months ended June 30, 2019 from 32.4% in the three months ended June 30, 2018 primarily due to changes in our Product & Services segment business mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Three Months Ended June 30,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$69,137	$65,909	$3,228	4.9%
Products & Services	22,262	20,607	1,655	8.0%
Material costs	$91,399	$86,516	$4,883	5.6%

Patient Care material costs increased $3.2 million, or 4.9%, for the three months ended June 30, 2019 compared to the same period in the prior year as a result of acquisitions.  Patient Care material costs as a percent of segment net revenue decreased to 29.9% in the three months ended June 30, 2019 from 30.2% in the three months ended June 30, 2018, primarily due to increases in reimbursement rates on stable componentry costs.

Products & Services material costs increased $1.7 million, or 8.0%, for the three months ended June 30, 2019 compared to the same period in the prior year.  As a percent of net revenue in the Products & Services segment, material costs were 44.6% in the three months ended June 30, 2019 as compared to 42.2% in the same period 2018.  The increase in material as a percent of segment net revenue was due to a change in distribution customer and business mix within the segment.

Personnel costs.  Personnel costs for the three months ended June 30, 2019 were $91.5 million, an increase of $1.9 million, or 2.2%, from $89.6 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Three Months Ended June 30,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$78,419	$76,792	$1,627	2.1%
Products & Services	13,071	12,762	309	2.4%
Personnel costs	$91,490	$89,554	$1,936	2.2%

Personnel costs for the Patient Care segment were $78.4 million for the three months ended June 30, 2019, an increase of $1.6 million, or 2.1%, from $76.8 million compared to the same period in the prior year.  The increase in Patient Care personnel costs during the three months ended June 30, 2019 was primarily related to an increase in salary expense of $0.7 million, an increase in bonus of $0.7 million, and an increase in payroll taxes of $0.2 million when compared to the three months ended June 30, 2018.

Personnel costs in the Products & Services segment were $13.1 million for the three months ended June 30, 2019, an increase of $0.3 million compared to the same period in the prior year.  Salary expense increased $0.3 million for the three months ended June 30, 2019 as compared to the same period in the prior year as the result of the transfer of personnel between segments.

Other operating costs.  Other operating costs for the three months ended June 30, 2019 were $33.7 million, an increase of $3.2 million, or 10.5%, from $30.5 million for the same period in the prior year.  Bad debt expense increased $0.8 million due to recoveries in the same period of the prior year, rent expense increased $0.6 million from new, renewed, and acquired leases, other occupancy costs increased $0.6 million from higher sales and use tax, professional fees increased $0.5 million due to investments made in certain revenue cycle management initiatives, and other expenses increased $0.7 million as compared to the same period in the prior year.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2019 were $29.4 million, an increase of $2.8 million, or 10.7%, from the same period in the prior year.  This includes a $2.0 million increase in other expenses, largely due to favorable settlements of $2.2 million in the prior year.  Salary expense increased $0.7 million and benefits expense increased $0.6 million, and advertising & selling and other expenses decreased $0.5 million as compared to the same period in the prior year.

Professional accounting and legal fees.  Professional accounting and legal fees for the three months ended June 30, 2019 were $3.2 million, a decrease of $1.0 million, or 23.3%, from $4.2 million for the same period in the prior year primarily due to decreased utilization of professional fees to assist in the remediation of our material weaknesses, to regain our timely filing status with the SEC, and to undertake related activities.

Depreciation and amortization.  Depreciation and amortization for the three months ended June 30, 2019 was $8.8 million, a decrease of $0.5 million, or 5.5%, from $9.3 million for the same period in the prior year.  Amortization expense decreased $0.8 million when compared to the prior period as a result of certain intangible assets becoming fully amortized prior to the second quarter of 2019.

Interest expense, net.  Interest expense for the three months ended June 30, 2019 was $8.5 million, an increase of $1.2 million, or 15.9%, from $7.3 million for the same period in the prior year.  This change is due to a decrease of $1.5 million in the prior year related to our settlement of outstanding abandoned and unclaimed property claims with the State of Delaware in a manner that did not require us to pay interest we had accrued on long standing unpaid claim amounts.  The offsetting decrease was primarily due to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018.

Provision (benefit) for income taxes.  The provision for income taxes for the three months ended June 30, 2019 was $4.4 million, or 30.5% of income before income taxes, compared to a benefit of $0.1 million, or (0.7)% of income before income taxes for the three months ended June 30, 2018.  The effective tax rate in 2019 consists principally of the 21% federal statutory tax rate, the rate impact from state income taxes, the windfall from stock-based compensation, and permanent tax differences.  The increase in the effective tax rate for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 is primarily attributable to the change from the discrete method for interim reporting used during the prior period to using the annualized effective tax rate method in the three months ended June 30, 2018, an increased estimated annual income, and the windfall from stock-based compensation recorded as a discrete item during the period.

Our results of operations for the six months ended June 30, 2019 and 2018 were as follows (unaudited):

	For the Six Months Ended June 30,		Percent Change (1)
(dollars in thousands)	2019	2018	2019 vs 2018
Net revenues	$517,517	$500,961	3.3%
Material costs	169,776	162,872	4.2%
Personnel costs	178,201	175,662	1.4%
Other operating costs	67,296	61,632	9.2%
General and administrative expenses	57,640	52,159	10.5%
Professional accounting and legal fees	5,947	9,082	(34.5)%
Depreciation and amortization	17,533	18,602	(5.7)%
Operating expenses	496,393	480,009	3.4%
(Loss) income from operations	21,124	20,952	0.8%
Interest expense, net	17,019	19,580	(13.1)%
Loss on extinguishment of debt	—	16,998	(100.0)%
Non-service defined benefit plan expense	346	352	(1.7)%
(Loss) income before income taxes	3,759	(15,978)	NM
Benefit for income taxes	675	(6,288)	NM
Net (loss) income	$3,084	$(9,690)	NM

(1) NM - Not Meaningful

During these periods, our operating expenses as a percentage of net revenue were as follows:

	For the Six Months Ended June 30,
	2019	2018
Material costs	32.8%	32.5%
Personnel costs	34.4%	35.1%
Other operating costs	13.1%	12.3%
General and administrative expenses	11.1%	10.4%
Professional accounting and legal fees	1.1%	1.8%
Depreciation and amortization	3.4%	3.7%
Operating expenses	95.9%	95.8%

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net revenue.  Net revenue for the six months ended June 30, 2019 was $517.5 million, an increase of $16.6 million, or 3.3%, from $501.0 million for the six months ended June 30, 2018.  Net revenue by operating segment, after elimination of intersegment activity, was as follows:

	For the Six Months Ended June 30,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$421,769	$406,665	$15,104	3.7%
Products & Services	95,748	94,296	1,452	1.5%
Net revenues	$517,517	$500,961	$16,556	3.3%

Patient Care net revenue for the six months ended June 30, 2019 was $421.8 million, an increase of $15.1 million, or 3.7%, from $406.7 million for the same period in the prior year.  Net revenue from acquired clinics was $10.6 million.  Same clinic revenue increased $3.3 million for the six months ended June 30, 2019 compared to the same period in the prior year, reflecting an increase in same clinic revenue of 1.6% on a per-day basis.  Patient care revenue from other services and non-comparable clinics contributed to $1.2 million in growth.

Prosthetics constituted approximately 53.2% of our total Patient Care revenue for the six months ended June 30, 2019 and 53.0% for the same period in 2018, excluding the impact of acquisitions.  Prosthetic revenue for the six months ended June 30, 2019 was 2.0% higher, on a per-day basis, than the same period in the prior year excluding the impact of acquisitions.  Orthotics, shoes, inserts, and other products increased by 1.2% on a per-day basis for the same comparative periods excluding the impact of acquisitions.

Products & Services net revenue for the six months ended June 30, 2019 was $95.7 million, an increase of $1.5 million, or 1.5%, from $94.3 million for the same period in the prior year.  This increase was comprised of $4.8 million from the distribution of O&P componentry to independent providers as the result of new products added to the portfolio, offset by a $3.4 million decrease in net revenue from therapeutic solutions as a result of continued net client cancellations.  We anticipate moderation of near-term Products & Services segment growth due primarily to a continuation of these therapeutic solutions revenue trends.

Material costs.  Material costs for the six months ended June 30, 2019 were $169.8 million, an increase of $6.9 million or 4.2%, from $162.9 million for the same period in the prior year.  Total material costs as a percentage of net revenue increased to 32.8% in the six months ended June 30, 2019 from 32.5% in the six months ended June 30, 2018 primarily due to changes in our Product & Services segment business mix.  Material costs by operating segment, after elimination of intersegment activity, were as follows:

	For the Six Months Ended June 30,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$128,287	$123,808	$4,479	3.6%
Products & Services	41,489	39,064	2,425	6.2%
Material costs	$169,776	$162,872	$6,904	4.2%

Patient Care material costs increased $4.5 million, or 3.6%, for the six months ended June 30, 2019 compared to the same period in the prior year as a result of acquisitions.  Patient Care material costs as a percent of segment net revenue is 30.4% for the six months ended June 30, 2019 and 30.3% for the six months ended June 30, 2018.

Products & Services material costs increased $2.4 million, or 6.2%, for the six months ended June 30, 2019 compared to the same period in the prior year.  As a percent of net revenue in the Products & Services segment, material costs were 43.3% in the six months ended June 30, 2019 as compared to 41.4% in the same period 2018.  The increase in material costs as a percentage of segment net revenue was due to a change in the distribution customer and business mix within the segment.

Personnel costs.  Personnel costs for the six months ended June 30, 2019 were $178.2 million, an increase of $2.5 million, or 1.4%, from $175.7 million for the same period in the prior year.  Personnel costs by operating segment were as follows:

	For the Six Months Ended June 30,			Percent
(dollars in thousands)	2019	2018	Change	Change
Patient Care	$152,128	$150,405	$1,723	1.1%
Products & Services	26,073	25,257	816	3.2%
Personnel costs	$178,201	$175,662	$2,539	1.4%

Personnel costs for the Patient Care segment were $152.1 million for the six months ended June 30, 2019, an increase of $1.7 million, or 1.1%, from $150.4 million compared to the same period in the prior year.  The increase in Patient Care personnel costs during the six months ended June 30, 2019 was primarily related to an increase of $1.3 million in benefits expense relating to higher health claims experience and higher 401(k) match, an increase of $0.8 million in bonus expense, and an increase of other personnel costs of $0.1 million, offset by $0.5 million lower commission expense, when compared to the six months ended June 30, 2018.

Personnel costs in the Products & Services segment were $26.1 million for the six months ended June 30, 2019, an increase of $0.8 million compared to the same period in the prior year.  Salary expense increased $0.6 million and benefits expense increased $0.2 million for the six months ended June 30, 2019 as compared to the same period in the prior year.

Other operating costs.  Other operating costs for the six months ended June 30, 2019 were $67.3 million, an increase of $5.7 million, or 9.2%, from $61.6 million for the same period in the prior year.  Other operating expenses increased $1.5 million from higher sales and use tax and additional costs from acquisitions.  Rent expense increased an additional $1.2 million from new, renewed, and acquired leases and $0.3 million as a result of the adoption of ASC 842, further described in Note A — “Organization and Summary of Significant Accounting Policies”.  In addition, professional fees increased $0.9 million for the six months ended June 30, 2019 due to investments made in certain revenue cycle management initiatives.  Bad debt expense increased by $0.9 million due to recoveries in the same period of the prior year.  Other occupancy costs and all other operating costs increased $0.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2019 were $57.6 million, an increase of $5.5 million, or 10.5%, from the same period in the prior year.  This includes a $2.3 million increase in other expenses, largely due to favorable settlements in the prior year, a $1.6 million increase in salary expense, a $0.8 million increase in equity-based compensation, and a $0.8 million increase in benefits related to higher claim costs.

Professional accounting and legal fees.  Professional accounting and legal fees for the six months ended June 30, 2019 were $5.9 million, a decrease of $3.1 million, or 34.5%, from $9.1 million for the same period in the prior year.  Advisory and other fees decreased primarily due to decreased utilization of professional fees to assist in the remediation of our material weaknesses, to regain our timely filing status and to undertake related activities.

Depreciation and amortization.  Depreciation and amortization for the six months ended June 30, 2019 was $17.5 million, a decrease of $1.1 million, or 5.7%, from $18.6 million for the same period in the prior year.  Amortization expense decreased $1.6 million when compared to the prior period as a result of certain intangible assets becoming fully amortized prior to the first quarter of 2019.

Interest expense, net.  Interest expense for the six months ended June 30, 2019 was $17.0 million, a decrease of $2.6 million, or 13.1%, from $19.6 million for the same period in the prior year.  This decrease was primarily due to lower interest rates on outstanding borrowings arising from our debt refinancing in March 2018.

Provision (benefit) for income taxes.  The provision for income taxes for the six months ended June 30, 2019 was $0.7 million, or 18.0% of income before income taxes, compared to a benefit of $6.3 million, or 39.4% of loss before income taxes for the six months ended June 30, 2018.  The effective tax rate in 2019 consists principally of the 21% federal statutory tax rate, the rate impact from state income taxes, the windfall from stock-based compensation, and permanent tax differences.  The decrease in the effective tax rate for six months ended June 30, 2019 compared with the six months ended June 30, 2018 is primarily attributable to an increased annual income, an increase in pre-tax book loss for the six months ended June 30, 2018 to pre-tax book income for the six months ended June 30, 2019, and the windfall from stock-based compensation recorded as a discrete item during the period.

Financial Condition, Liquidity, and Capital Resources

Liquidity

To provide cash for our operations and capital expenditures, our immediate source of liquidity is our cash and cash equivalents and any amounts we have available for borrowing under our revolving credit facility.  We refer to the sum of these two amounts as our “liquidity.”

At June 30, 2019, we had total liquidity of $133.0 million, which reflected a decrease of $56.1 million from the $189.2 million in liquidity we had as of December 31, 2018.  Our liquidity at June 30, 2019 was comprised of cash and cash equivalents of $38.2 million and $94.8 million in available borrowing capacity under our $100.0 million revolving credit facility.  This decrease in liquidity primarily relates to $36.5 million of cash used for the payment of the annual incentive compensation, tax payments on stock vesting, and the employer 401(k) matching contribution, $27.9 million for acquisitions consummated in 2019, net of cash acquired, and the remainder attributable to our operational results and changes in working capital.

If we are not compliant with our debt covenants in any period, absent a waiver or amendment of our Credit Agreement, we may be unable to access funds in our revolving credit facility.

Working Capital and Days Sales Outstanding

At June 30, 2019, we had working capital of $92.3 million compared to working capital of $154.6 million at December 31, 2018.  Our working capital decreased $62.3 million in the six months ended June 30, 2019 due to a decrease in current assets of $51.6 million and an increase in current liabilities of $10.7 million.

The decrease in current assets was primarily attributable to a decrease in cash and cash equivalents of $56.9 million and the reclassification of prepaid rent of $3.8 million to the current portion of long-term debt upon adoption of ASC 842, historically recorded in other current assets.  The decrease in cash primarily relates to the uses of cash discussed in the liquidity section above.  The decreases were offset by increases in accounts receivable and inventory of $4.3 million and $3.4 million, respectively, which were partially attributable to acquisitions.

The increase in current liabilities was primarily attributable to the adoption of ASC 842 and recognition of operating lease liabilities, resulting in an increase of $30.6 million at June 30, 2019, partially offset by a decrease in accrued compensation related costs of $17.8 million related to the payment of annual inventive compensation, tax payments on stock vesting, and the employer 401(k) matching contribution made during the first quarter of the year, offset by current year activity. The remainder of the decrease is attributable to other changes in current liabilities.

Days sales outstanding (“DSO”) is a calculation that approximates the average number of days between the billing for our services and the date of our receipt of payment, which we estimate using a 90-day rolling period of net revenue.  This computation can provide a relative measure of the effectiveness of our billing and collections activities.  Clinics acquired during the past 90-day period are excluded from the calculation.  As of June 30, 2019, our DSO was 47 days, which compared to a

DSO of 45 days as of June 30, 2018.  One-time administrative billing changes and the impact of implementing our patient management and electronic health system in certain of our largest operating regions contributed to collection delays during the quarter, which we believe to be temporary.  As of March 31, 2019, the implementation of the new patient management and electronic health record system was complete.

Sources and Uses of Cash for the Six Months Ended June 30, 2019 Compared to June 30, 2018

Net cash flows used in operating activities increased $20.4 million to $3.5 million for the six months ended June 30, 2019 from net cash provided by operating activities of $16.9 million for the six months ended June 30, 2018.  This was due primarily to the uses of cash and changes in working capital in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 discussed in the Working Capital and Days Sales Outstanding section above.

Cash flows used in investing activities increased $30.7 million to $44.8 million for the six months ended June 30, 2019 from $14.1 million for the six months ended June 30, 2018.  The increase in cash used in investing activities was due to $27.9 million in cash consideration for acquisitions, net of cash acquired, and a $3.5 million increase in purchases of property, plant and equipment.

Cash flows used in financing activities increased by $52.1 million to a use of cash of $8.6 million for the six months ended June 30, 2019 from cash provided by financing activities of $43.5 million for the six months ended June 30, 2018.  Cash flows provided by financing activities during the six months ended June 30, 2018 included $48.4 million related to the refinancing of our indebtedness, net of payment of $14.9 million in debt issuance and extinguishment costs, whereas in the six months ended June 30, 2019, cash flows used in debt financing activities was $2.5 million.

Effect of Indebtedness

On March 6, 2018 we entered into a new Credit Agreement in order to refinance our indebtedness and is disclosed in Note M - “Debt,” in the notes to the condensed consolidated financial statements elsewhere in this report.  Our indebtedness bears reduced rates of interest compared with those under our prior indebtedness, and as such interest expense is lower for the six months ended June 30, 2019 as compared to the same period in the prior year.  Cash paid for interest totaled $14.9 million and $16.6 million for the six months ended June 30, 2019 and 2018, respectively.

Scheduled maturities of debt as of June 30, 2019 were as follows:

(in thousands)
2019 (remainder of year)	$4,194
2020	8,335
2021	7,276
2022	5,946
2023	5,380
Thereafter	476,052
Total debt before unamortized discount and debt issuance costs, net	507,183
Unamortized discount and debt issuance costs, net	(8,873)
Total debt	$498,310

Liquidity Outlook and Going Concern Evaluation

Our Credit Agreement has a term loan facility with $499 million in principal outstanding at June 30, 2019, due in quarterly principal installments equal to 0.25% of the original aggregate principal amount of $505 million, commencing June 29, 2018, with all remaining outstanding principal due at maturity in March 2025 and a revolving credit facility with no borrowings and a maximum aggregate amount of availability of $100 million at June 30, 2019 that matures in March 2023.

We currently anticipate that in connection with our planned reconfiguration of distribution facilities in 2020 that we will incur a significant increase in our capital expenditures for our internal supply chain organization.  Additionally, we plan to spend a significant amount of cash in connection with the implementation of our new financial and supply chain systems during 2020.  The amounts of these expenditures has not been firmly established at this time.

Nevertheless, based on our range of estimates of the costs for our reconfiguration of distribution facilities and our financial and supply chain systems implementations, as well as our estimates of potential expenditures for the acquisition of O&P providers, we currently believe that our anticipated operating trends when combined with available borrowings under our revolving credit facility will provide us with sufficient liquidity to meet our financial obligations during the coming twelve months.

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

As of June 30, 2019, we had a combined principal amount of $498.7 million of variable rate debt and a notional amount of $312.5 million of fixed to variable interest rate swap agreements.  Based on our hedged and unhedged positions, a hypothetical increase or decrease in interest rates by 1.0% would impact our annual interest expense by $1.9 million.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of June 30, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of the material weaknesses in our internal control over financial reporting described in Item 9A., “Controls and Procedures”, of our Annual Report on Form 10-K for the year-ending December 31, 2018, our “2018 Form 10-K”.

Although we have not fully remediated the material weaknesses described in our 2018 Form 10-K, we believe that we have made substantial progress on the remediation plans described in our 2018 Form 10-K, under Item 9A., “Controls and Procedures”.

During the period ending June 30, 2019, we continued to make improvements to controls in the areas of inventory; accounts payable; information technology general controls; revenue; and accounts receivable and are continuing our evaluation of the design and operating effectiveness of these controls.  The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

With the exception of ongoing remediation activities, there have been no material changes to our internal controls over financial reporting.

Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined there has been no material changes to our internal control over financial reporting occurred during the period ended June 30, 2019.

PART II.                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Securities and Derivative Litigation

In November 2014, a securities class action complaint, City of Pontiac General Employees’ Retirement System v. Hanger, et al., C.A. No. 1:14-cv-01026-SS, was filed against us in the United States District Court for the Western District of Texas.  The complaint named us and certain of our current and former officers for allegedly making materially false and misleading statements regarding, inter alia, our financial statements, RAC audit success rate, the implementation of new financial systems, same-store sales growth, and the adequacy of our internal processes and controls.  The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief.

On April 1, 2016, the court granted our motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted, and permitted plaintiffs to file an amended complaint.  On July 1, 2016, plaintiffs filed an amended complaint.  On September 15, 2016, we and certain of the individual defendants filed motions to dismiss the lawsuit.  On January 26, 2017, the court granted the defendants’ motions and dismissed with prejudice all claims against all defendants for failure to state a claim.  On February 24, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  On August 6, 2018, the Court of Appeals affirmed in part and reversed in part.  The Court of Appeals affirmed the dismissal of the case against individual defendants Vinit Asar, our current President and Chief Executive Officer, and Thomas Kirk, our former President and Chief Executive Officer, but reversed the dismissal of the case against George McHenry, our former Chief Financial Officer, and Hanger, Inc.  On August 20, 2018, Hanger, Inc. and George McHenry filed a petition for panel rehearing and a petition for rehearing en banc with the Court of Appeals.  On April 10, 2019, the Court of Appeals granted the petition for panel rehearing, withdrew its previous panel decision, and substituted a new panel decision in its place that affirmed the District Court’s dismissal with prejudice of all claims against all the defendants for failure to state a claim.  Plaintiffs did not petition the Court of Appeals for a panel rehearing or a rehearing en banc, and did not file a writ of certiorari with the United States Supreme Court.  Therefore, the April 10, 2019 Court of Appeals ruling affirming the dismissal of all claims with prejudice against all defendants is now final.

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

The plaintiffs subsequently subpoenaed counsel for the Special Committee, seeking a copy of the full report prepared by the Special Committee and its independent counsel.  Counsel for the Special Committee, as well as our counsel, took the position that the full report is not discoverable under Texas law.  Plaintiffs’ counsel filed a motion to compel the Special Committee’s counsel to produce the report.  We opposed the motion.  On July 20, 2018, the Travis County court ruled that only a redacted version of the report is discoverable, and counsel for the Special Committee provided a redacted version of the report to plaintiffs’ counsel.  Plaintiffs objected to the redacted version of the report, and on February 4, 2019, the Travis County court appointed a Special Master to review plaintiffs’ objections to the redacted report.  On March 22, 2019, the Special Master submitted a report to the Travis County court recommending that the court order that the entire Special Committee report be produced.  On April 2, 2019 we filed an objection to the Special Master’s report and recommendation, and requested a hearing on the matter.  On June 25, 2019, the Travis County court rejected the recommendation of the Special Master, and instead ordered that only a limited additional portion of the Special Committee report should be unredacted.  On July 10, 2019, the updated redacted Special Committee report was provided to plaintiffs through their counsel.  Upon completion of discovery, we intend to file a motion to dismiss the consolidated derivative action.

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

ITEM 1A.  RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties.  The risk and uncertainties have not changed materially from those reported in Item 1A., “Risk Factors”, in our 2018 Form 10-K, which are incorporated by reference.  For additional information regarding risks and uncertainties, see the information provided under the header “Forward Looking Statements” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no share repurchase activity during the three months ended June 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities during the three months ended June 30, 2019.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS

The documents in the accompanying Exhibits Index are filed, furnished or incorporated by reference as part of this report and such Exhibits Index is incorporated herein by reference.

EXHIBITS INDEX

Exhibit No.	Document
10.1	Hanger, Inc. 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Annex A to Hanger, Inc.o’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.)*
10.2

Form of Restricted Stock Unit Agreement for Employees under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (Reg No. 333-231610) filed by the Registrant on May 20, 2019.)*

10.3

Form of Non-Qualified Stock Option Agreement for Employees under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (Reg. No. 333-231610) filed by the Registrant on May 20, 2019.)*

10.4

Form of Performance Share Unit Agreement for Executives under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (Reg. No. 333-231610) filed by the Registrant on May 20, 2019.)*

10.5

Form of Non-Employee Director Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No. 333-231610) filed by the Registrant on May 20, 2019.)*

10.6

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2019 Omnibus Incentive Plan. (Incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 (Reg. No. 333-231610) filed by the Registrant on May 20, 2019.)*

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

HANGER, INC.

Dated: August 7, 2019	By:	/s/ THOMAS E. KIRALY
Thomas E. Kiraly
Executive Vice President and Chief Financial Officer

Dated: August 7, 2019	By:	/s/ GABRIELLE B. ADAMS
Gabrielle B. Adams
Vice President and Chief Accounting Officer